Form 10-Q
period 1993-11-30
WERNER ENTERPRISES INC
filed 1994-01-14
CIK 793074

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  November 30, 1993

Commission file Number     0-14690

                          WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter.)

          NEBRASKA                    47-0648386
(State of other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 37308
OMAHA, NEBRASKA                                68137
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(402) 895-6640


     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

   As of December 31, 1993, 25,322,716 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                                   PART I

                            FINANCIAL INFORMATION

Item 1.  Financial Statements.

   The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations for the periods presented. They have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

   Operating results for the three-month period and nine-month period ended November 30, 1993 are not necessarily indicative of the results that may be expected for the year ending February 28, 1994. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

   These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the fiscal year ended February 28, 1993).


Consolidated Statements of Income for the
   Three Months Ended November 30, 1993 and 1992 .................. Page 3

Consolidated Statements of Income for the
   Nine Months Ended November 30, 1993 and 1992 ................... Page 4

Consolidated Condensed Balance Sheets as of
   November 30, 1993 and February 28, 1993 ........................ Page 5

Consolidated Statements of Cash Flows for the
   Nine Months Ended November 30, 1993 and 1992 ................... Page 6

Notes to Consolidated Financial Statements
   as of November 30, 1993 ........................................ Page 7

                          WERNER ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended
(Amounts in thousands, except per share data)         November 30
                                                   1993        1992
                                                       (Unaudited)
Operating revenues                               $111,932     $ 94,024

Operating expenses:
  Salaries, wages and benefits                     37,905       36,377
  Fuel                                             11,324       10,591
  Supplies and maintenance                         10,119        7,836
  Taxes and licenses                               10,039        8,709
  Insurance and claims                              4,713        3,964
  Depreciation                                     11,494        9,980
  Rent and purchased transportation                11,086        4,516
  Communications and utilities                      2,181        1,142
  Other                                              (781)         (60)
    Total operating expenses                       98,080       83,055

Operating income                                   13,852       10,969

Other expense (income):
  Interest expense                                    322          308
  Interest income                                    (199)        (123)
  Other                                                32           62
    Total other expense                               155          247

Income before income taxes                         13,697       10,722

Income taxes (Note 2)                               5,205        4,236

Net income                                       $  8,492      $ 6,486

Average common shares outstanding                  24,195       22,822

Earnings per share                                  $ .35         $.28

                          WERNER ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME



                                                    Nine Months Ended
(Amounts in thousands, except per share data)          November 30
                                                    1993        1992
                                                       (Unaudited)
Operating revenues                               $321,919     $276,695

Operating expenses:
  Salaries, wages and benefits                    112,356      107,389
  Fuel                                             31,393       30,271
  Supplies and maintenance                         28,613       23,884
  Taxes and licenses                               28,259       26,168
  Insurance and claims                             11,946       11,006
  Depreciation                                     33,226       29,928
  Rent and purchased transportation                28,377       11,763
  Communications and utilities                      6,108        3,309
  Other                                            (1,268)          64
    Total operating expenses                      279,010      243,782

Operating income                                   42,909       32,913

Other expense (income):
  Interest expense                                  1,257          957
  Interest income                                    (355)        (495)
  Other                                               107          182
    Total other expense                             1,009          644

Income before income taxes                         41,900       32,269

Income taxes (Note 2)                              16,712       12,747

Net income                                       $ 25,188     $ 19,522

Average common shares outstanding                  23,330       22,811

Earnings per share                                  $1.08         $.86

                          WERNER ENTERPRISES, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                  November 30   February 28
                                                  1993           1993
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $ 25,997         $  6,441
  Accounts receivable, net                        44,715           37,420
  Prepaid expenses and other current assets       16,462           20,332
    Total current assets                          87,174           64,193

Property and equipment                           373,004          329,139
Less - accumulated depreciation                   91,794           87,460
    Property and equipment, net                  281,210          241,679

                                                $368,384         $305,872


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  9,511         $ 21,363
  Accrued payroll                                  9,374            6,876
  Current maturities of long-term debt
    and capitalized lease obligations (Note 1)     4,672            4,493
  Other current liabilities                       28,429           18,157
    Total current liabilities                     51,986           50,889

Long-term debt and capitalized lease
  obligations, net of current
  maturities (Note 1)                                -             16,652

Insurance and claims accruals                     20,300           20,800

Other long-term liabilities                        5,090            3,611

Deferred income taxes (Note 2)                    47,247           48,033

Stockholders' equity (Note 1)                    243,761          165,887

                                                $368,384         $305,872

                          WERNER ENTERPRISES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
(In thousands)                                          November 30
                                                      1993        1992
                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                         $25,188    $19,522
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                    33,226     29,928
      Deferred income taxes                            3,514       (105)
      Tax benefit from exercise of stock options         900        326
      Other long-term liabilities                     (1,475)     4,835
      Changes in certain working capital items:
        Accounts receivable, net                      (7,295)    (5,110)
        Prepaid expenses and other current assets      4,024     (1,172)
        Accounts payable                             (11,852)    (3,095)
        Accrued payroll                                2,498      2,942
        Other current liabilities                      8,272      3,430
    Net cash provided by operating activities         57,000     51,501

Cash flows from investing activities:
  Additions to property and equipment                (85,411)   (54,790)
  Retirements of property and equipment               12,655      1,774
    Net cash used in investing activities            (72,756)   (53,016)

Cash flows from financing activities:
  Short-term borrowing                                20,000       -
  Repayments of short-term borrowing                 (20,000)      -
  Repayments of long-term debt and
    capitalized lease obligations                    (16,473)    (2,534)
  Proceeds from issuance of common stock,
    net of related expenses                           52,182       -
  Dividends on common stock                           (1,375)    (1,368)
  Stock options exercised                                978        450
    Net cash provided by (used in)
     financing activities                             35,312     (3,452)

Net increase (decrease) in cash and cash equivalents  19,556     (4,967)
Cash and cash equivalents, beginning of period         6,441     12,655

Cash and cash equivalents, end of period             $25,997    $ 7,688


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                           $ 1,288    $ 1,351
  Income taxes                                         5,855     12,194

                          WERNER ENTERPRISES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Common Stock Offering

     On September 29, 1993, a special meeting of stockholders was held to vote on the Board of Directors' resolution to amend the Company's Articles of Incorporation and increase the number of authorized shares of common stock from 25,000,000 shares to 60,000,000 shares. The resolution was approved by the necessary affirmative vote of over two-thirds of the outstanding common stock.

     During October 1993, a public offering of the Company's common stock was successfully completed. The Company sold a total of 2,300,000 shares and 1,150,000 shares were sold by Clarence L. Werner, Chairman and Chief Executive Officer, and members of his family. The Company used the net proceeds from the offering of $52,200,000 to repay short-term borrowings, retire long-term debt and purchase revenue equipment.

(2) Accounting for Income Taxes

     In accordance with the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes," (Statement No. 109) the Company began recognizing deferred income taxes using the asset and liability method beginning March 1, 1993. Under this method, deferred income taxes are recorded based upon the difference between the book and tax basis of the Company's assets and liabilities at the enacted tax rates in effect when these differences reverse. Prior to the adoption of Statement No. 109, deferred income taxes were recognized for timing differences between financial and income tax reporting at the tax rates in effect when these differences originated. The cumulative effect of this accounting change as of March 1, 1993, of $200,000 or $.01 per share, was not material and was reflected as a reduction of income tax expense for the quarter ended May 31, 1993.

     On August 10, 1993, legislation was enacted which increased the Federal income tax rate on corporations, retroactive to January 1, 1993. This legislation resulted in the Company's statutory income tax rate increasing by one percent for the fiscal year ending February 28, 1994.

In addition, Statement No. 109 requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax rates. The effect of the rate change is to be included in income tax expense for the period that includes the enactment date. The quarter ended August 31, 1993, included an increase in income tax expense of $1,106,000, or $.05 per share, for the effect of the tax rate change on current and deferred income taxes, retroactive to January 1, 1993.


     After recognizing the effect of Statement No. 109 and the enacted tax rate change, the Company has recorded the following deferred tax liabilities (assets) related to book and tax basis differences of the Company's assets and liabilities as of March 1, 1993:

     Deferred tax liabilities:
       Property and equipment                $54,410,000
       Prepaids                                2,252,000
       Other                                     303,000
         Total deferred tax liabilities       56,965,000

     Deferred tax assets:
       Insurance and claims accruals         (13,006,000)
       Other                                  (3,862,000)
         Total deferred tax assets           (16,868,000)

         Net deferred tax liability          $40,097,000

(3) Commitments

     As of November 30, 1993, the Company has committed to capital expenditures of approximately $40,000,000 (net cost, after revenue equipment trade-in allowances of approximately $33,000,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition:

     During the nine months ended November 30, 1993, cash flow from operations generated $57.0 million and the Company had net proceeds from the sale of common stock of $52.2 million, which enabled the Company to make net property additions of $72.8 million, repay long-term debt and capitalized lease obligations of $16.5 million and pay common stock dividends of $1.4 million.

     The Company's long-term debt obligations to equity ratio decreased to 0% at November 30, 1993, compared to 10% at February 28, 1993. This decrease was due primarily to the repayment of long-term debt and capitalized lease obligations from the net proceeds from the sale of common stock.

Results of Operations:

Three Months Ended November 30, 1993 and 1992

     Operating revenues increased 19% in the three months ended November 30, 1993, compared to the same period in the prior year. The average number of tractors increased by 18%. Revenue per mile increased about 1.5% while tractor utilization (miles per tractor) decreased about 1%. These changes were due to the Company's continued expansion into markets where the average revenue per mile is higher and the average miles per trip are less and as a result of rate increases obtained by the Company to offset higher fuel costs and the increase in fuel taxes which became effective October 1, 1993.

     Operating expenses, expressed as a percentage of operating revenues, were 87.6% for the three months ended November 30, 1993, compared to 88.3% for the three months ended November 30, 1992. Salaries, wages and benefits decreased from 38.7% of revenues to 33.9% of revenues due to favorable workers' compensation claims experience and an increase in the percentage of owner-operator tractors compared to company-owned or controlled tractors, offset partially by an increase in driver pay due to the retention of more experienced drivers who earn a higher pay rate. Fuel decreased from 11.3% of revenues to 10.1% of revenues as a result of improved fuel efficiency of approximately 2% and an increase in the percentage of owner-operator tractors, offset partially by an increase in fuel prices of over 3% due to the new federally mandated low sulphur fuel requirements which became effective October 1, 1993. Supplies and maintenance increased from 8.3% of revenues to 9.0% of revenues due to the Company's conversion from less expensive recapped tires to new or newer tires for its trailer fleet during the quarter ended November 30, 1993, offset partially by the increase in the percentage of owner-operator tractors. The purpose of the tire conversion is to reduce the number and cost of trailer tire failures. Taxes and licenses decreased from 9.3% of revenues to 9.0% of revenues due to an increase in the percentage of owner-operator tractors, offset by an increase in the Federal diesel fuel tax of 4.3 cents per gallon which became effective October 1, 1993. Depreciation decreased from 10.6% of revenues to 10.3% of revenues due to the increase in the percentage of owner-operator tractors, offset partially by an increase in the trailer to tractor ratio. The increase in the trailer to tractor ratio provides additional trailers and improved service for customers. Communications and utilities increased from 1.2% of revenues to 1.9% of revenues due to the installation of a satellite communications system in the Company's entire fleet. Installation of this system began in October 1992 and was substantially completed at May 31, 1993. Other operating expenses decreased from (.1)% of revenues to (.7)% of revenues due to an increase in gains recognized on the sale of revenue equipment.

     Rent and purchased transportation increased from 4.8% of revenues to 9.9% of revenues due to an increase in the percentage of owner-operator tractors as compared to company-owned or controlled tractors. The average number of owner-operator tractors for the quarter ended November 30, 1993 was 423 compared to an average of 183 for the quarter ended November 30, 1992.
By adding owner-operators, who pay their own salaries, fuel and fuel taxes, maintenance, depreciation and insurance, these other operating expense categories experienced a decrease as a percentage of total revenues.

The Company's effective income tax rate (income tax expense divided by income before income taxes) decreased to 38.0% for the three months ended November 30, 1993, compared to 39.5% for the three months ended November 30, 1992.

Nine Months Ended November 30, 1993 and 1992

     Operating revenues increased 16% in the nine months ended November 30, 1993, compared to the same period in the prior year. The average number of tractors increased by 17%. Revenue per mile increased by about 1% while tractor utilization decreased by about 1%.

     Operating expenses, expressed as a percentage of operating revenues, were 86.7% for the nine months ended November 30, 1993, compared to 88.1% for the nine months ended November 30, 1992. Salaries, wages and benefits decreased from 38.8% of revenues to 34.9% of revenues due to favorable workers' compensation claims experience and an increase in the percentage of owner-operator tractors, offset partially by an increase in driver pay due to the retention of more experienced drivers who earn a higher pay rate. Fuel decreased from 10.9% of revenues to 9.8% of revenues as a result of improved fuel efficiency of 1.5% and an increase in the percentage of owner-operator tractors. Supplies and maintenance increased from 8.6% of revenues to 8.9% of revenues due to the Company's conversion from less expensive recapped tires to new or newer tires for its trailer fleet during the quarter ended November 30, 1993, offset partially by the increase in the percentage of owner-operator tractors. Taxes and licenses decreased from 9.5% of revenues to 8.8% of revenues due to the increase in the percentage of owner-operator tractors, offset somewhat by an increase in the federal diesel fuel tax of
4.3 cents per gallon which became effective October 1, 1993. Insurance and claims decreased from 4.0% of revenues to 3.7% of revenues as a result of better claims experience. Depreciation decreased from 10.8% of revenues to 10.3% of revenues due to the increase in the percentage of owner-operator tractors, offset partially by an increase in the trailer to tractor ratio. Communication and utilities increased from 1.2% of revenues to 1.9% of revenues due to the installation of a satellite communications system in the Company's entire fleet. Other operating expenses decreased to (.4)% of revenues due to an increase in gains recognized on the sale of revenue equipment.

     Rent and purchased transportation increased from 4.3% of revenues to 8.8% of revenues due to an increase in the percentage of owner-operator tractors as compared to company-owned or controlled tractors. By adding owner-operators, who pay their own salaries, fuel and fuel taxes, maintenance, depreciation and insurance, these other operating expense categories experienced a decrease as a percentage of total revenues.

     Interest expense increased from $1.0 million for the nine months ended November 30, 1992 to $1.3 million for the nine months ended November 30, 1993 due primarily to the temporary short-term borrowings made during 1993 that were repaid as of November 30, 1993. The Company's effective income tax rate increased to 39.9% for the nine months ended November 30, 1993, compared to 39.5% for the nine months ended November 30, 1992 (see Note 2 of Notes to Consolidated Financial Statements).

                                PART II

                           OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits - None.

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended November 30, 1993.


                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WERNER ENTERPRISES, INC.


Date:  January 14, 1994           By: /s/ Robert E. Synowicki, Jr.
                                     Robert E. Synowicki, Jr.,
                                     Vice President of Finance, Treasurer and
                                     Chief Financial Officer

Date:  January 14, 1994           By: /s/ John J. Steele
                                     John J. Steele
                                     Secretary and Controller