Form 10-K
period 1994-02-28
WERNER ENTERPRISES INC
filed 1994-05-27
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1994
Commission file number 0-14690


                          WERNER ENTERPRISES, INC.
                 (Exact name of registrant as specified in its charter)

      NEBRASKA                                         47-0648386
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                      identification no.)


INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 37308
OMAHA, NEBRASKA                      68137           (402) 895-6640
(Address of principal              (Zip code) (Registrant's telephone number)
executive offices)

Securities registered pursuant to Section 12(b) of the Act:
                                     NONE
Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
                            ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No ___

The aggregate market value of the registrant's $.01 par value common stock held by nonaffiliates of the registrant as of May 5, 1994 was $382,470,353 (based upon $26.875 per share closing price on that date, as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

As of May 5, 1994, 25,334,016 shares of the registrant's common stock were outstanding.

Portions of the February 1994 Annual Report to Stockholders are incorporated in Part I, II and IV of this report. Portions of the Proxy Statement of Registrant for the annual meeting of stockholders to be held June 21, 1994 are incorporated in Part III of this Report.

PART I
ITEM  1.  BUSINESS

General

Werner Enterprises, Inc. is an irregular-route, truckload carrier of general commodities in both interstate and intrastate commerce, with its headquarters in Omaha, Nebraska. References to Werner or the Company are to Werner Enterprises, Inc. and its wholly-owned subsidiaries. The Company operates throughout the 48 contiguous states pursuant to operating authority, both common and contract, granted by the Interstate Commerce Commission and pursuant to intrastate authority granted by various states. The Company also has authority to operate in eight provinces of Canada and has through trailer service in and out of Mexico. The principal types of freight transported include retail store merchandise, foodstuffs, beverages and beverage containers, paper products, plastic products, metal products, lumber and building materials.

Marketing and Operations

Werner's business philosophy is to provide "high service, low cost" truckload transportation services. The Company achieves this by (1) meeting the special needs of its customers; (2) careful attention to its quality work force; and (3) operating premium, modern equipment. The Company has traditionally operated in the high-service end of the dry van and flatbed medium-to-long-haul segments of the truckload market which continues to be the Company's major revenue source. The Company focuses on shippers who value the broad geographic coverage, customized services and flexibility available from a larger financially stable carrier. These shippers are generally less sensitive to rate levels, preferring to have their freight handled by a few "core" carriers with whom they can establish service-based, long-term relationships.

In order to strengthen these customer relationships and to provide opportunities for profitable growth, the Company began expanding into new markets beginning in 1992. The Company's management carefully analyzed possible new markets based on the following criteria: market size, cost of entry, potential long-term profitability and synergy with the Company's existing business. It was decided to enter into three new truckload markets: regional short-haul, temperature-controlled and dedicated fleet services. Regional short-haul consists of dry-van freight with a shorter length of haul, generally around a major metropolitan area or areas. Temperature-controlled freight requires specialized van trailers for products which are sensitive to temperature conditions. Dedicated fleet services involves assuming total responsibility for the transportation needs of a specific customer and generally replacing their private fleet. These service offerings build on the Company's existing strengths in its traditional markets and strategically position the Company to provide a broad range of truckload services for its customers. See "Revenue Equipment" for the number of tractors operated in each of the Company's service divisions.

The Company continues to improve its operational efficiencies by applying new technologies and refining its management processes. In May 1993 the Company completed installation of two-way, satellite-based communications equipment in the entire fleet. This technology streamlines communication between drivers and the Company. Customers also benefit from the flexibility and quick response provided by real-time communications. In addition, the Company continues to refine its formal quality improvement program to satisfy customers' needs cost effectively.

The Company also has developed a diversified customer base and is not dependent on a small group of customers or a specific industry for its freight. During fiscal 1994, the Company's largest 5, 10 and 25 customers comprised approximately 17%, 24% and 35% of the Company's revenues, respectively.

Seasonality

In the trucking industry generally, revenues show a seasonal pattern as customers reduce shipments during and after the winter holiday season and its attendant weather variations. The Company's operating expenses have historically been slightly higher in the winter months due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder weather. However, the Company minimizes the impact of seasonality through its marketing program which seeks additional freight from certain customers during traditionally slower shipping periods. Revenue is also affected by bad weather and holidays, since revenue is directly related to available working days of shippers.

Employees and Owner-Operator Drivers

As of February 28, 1994, the Company employed 3,913 drivers, 392 mechanics and maintenance personnel, and 736 management, administrative and support personnel. The Company also had contracts with independent contractors (owner-operators) for the services of 514 tractors that provide both a tractor and a qualified driver or drivers. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

The Company recognizes that its professional driver work force is one of its most valuable assets. Over the past two years, several driver retention programs have been introduced by the Company - including creation of a pay package that more fairly compensates drivers for all work associated with their job (loading and unloading, extra stops, short trips and layovers, for example). These extra pay items are in addition to the drivers' mileage based pay which increases with a driver's length of service and incentive pay such as a fuel efficiency bonus and a mileage bonus. Effective May 1, 1994, the Company increased the mileage pay for Company drivers by two cents per mile. This increase should help the Company to attract and retain qualified drivers to meet its growth plans. Also, a regular schedule of driver/top management meetings were initiated over 2 years ago to share information and
concerns and seek mutually satisfactory solutions.    As a result of
management's attention to driver retention, the Company has significantly reduced its driver turnover over the past three years, to a level below the industry average.

Occasionally, there are shortages of drivers in the trucking industry, particularly the long-haul segment. The Company's management believes that the number of qualified drivers in the industry has been reduced because of the Federal License Program implemented during 1992, elimination of federal funding for driving schools, as well as individual drivers' desire to be home more often. While the Company currently has a sufficient number of qualified drivers, it can not predict whether it will experience shortages in the future.

The Company also recognizes that carefully selected owner-operators complement its Company-employed drivers. Owner-operators supply their own tractor and driver, and are responsible for their operating expenses in return for a portion of the revenues generated. Because owner-operators provide their own tractors, less capital is required for growth. Also, owner-operators provide the Company with another source of drivers to support its growth and intends to continue its emphasis on recruiting owner-operators.

Revenue Equipment

As of February 28, 1994, the Company operated 3,116 Company-owned tractors and had contracts for 514 tractors owned by owner-operators. The tractors as of February 28, 1994 were operated in the Company's service divisions as follows: 2,425 medium-to-long-haul dry vans; 385 medium-to-long-haul flatbeds; 410 regional short-haul vans; 260 temperature-controlled; and 150 dedicated. Approximately 80% of the Company's tractors are manufactured by Freightliner. This standardization decreases downtime by simplifying maintenance. The Company adheres to a comprehensive maintenance program for both tractors and trailers. By continually upgrading the Company-owned tractor fleet, the average age was 1.3 years at yearend. Owner-operator tractors are inspected prior to acceptance by the Company to insure compliance with operational and safety requirements of the Company and the Department of Transportation. These tractors are then periodically inspected, similar to Company-owned tractors, to insure continued compliance.

The Company operated 8,540 trailers at February 28, 1994 in the Company's service divisions as follows: 7,500 dry vans; 655 flatbed; and 385 temperature controlled. During the year, the Company purchased additional 53-foot van trailers which enabled the Company to position more trailers at customer locations. This provided customers with more economy and convenience and increased driver productivity. As of February 28, 1994, 87% of the Company's fleet of van trailers consisted of 53-foot trailers of which 3,370 of these 53' trailers are the new "plate" trailer design which provides more capacity. The average age of the trailer fleet was 2.8 years at yearend.

Fuel

Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a materially adverse effect on the operations and profitability of the Company. During portions of the years ended February

1994 and February 1992, the Company experienced temporary increases in the cost of fuel. The Company collected a temporary fuel surcharge from its customers for a majority of these cost increases. The Company can not predict when future fuel increases will occur or if such fuel surcharges could be used to offset future fuel increases.

Regulation

The Company is a motor carrier regulated by the Interstate Commerce Commission (ICC), which has broad powers generally governing matters such as authority to engage in motor carrier operations, rate changes, accounting systems, certain mergers, consolidations, acquisitions, and periodic financial reporting. Motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation governing interstate operation. Such matters as weight and dimensions of equipment are also subject to federal, state and international regulations.

The federal Motor Carrier Act of 1980 was enacted to increase competition among motor carriers and limit the level of regulation in the industry (commonly referred to as deregulation). The Motor Carrier Act of 1980 enabled applicants to obtain ICC operating authority more easily and allowed interstate motor carriers to change rates without ICC approval. This law also removed many route and commodity restrictions on the transportation of freight. As a result, the Company has obtained unlimited authority to carry general commodities throughout the 48 contiguous states. The Company also has authority to carry freight on an intrastate basis in 23 states.

Competition

The trucking industry is highly competitive and includes thousands of trucking companies. The Company competes primarily with other truckload carriers. Railroads, less-than-truckload carriers and private carriers generally provide competition, but to a lesser degree. Deregulation of the trucking industry created an influx of truckload carriers which, with other factors, created downward pressure on the industry's price structure.

Competition for the freight transported by the Company is based primarily on service and efficiency and, to a lesser degree, on freight rates alone. Few other truckload carriers have greater financial resources, own more equipment or carry a larger volume of freight than the Company. The Company is one of the five largest truckload carriers in the trucking industry.

ITEM  2.  PROPERTIES

Werner's headquarters is located along Interstate 80 just west of Omaha, Nebraska, on approximately 56 acres, 19 of which are held for future expansion. The headquarters consist of the Company's recently expanded 103,000 square-foot office building, a 5,000 square-foot computer center, and 72,000 square feet of maintenance and repair facilities containing a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers and a paint booth. Additionally, the headquarters includes a drivers' lounge, including a drivers' orientation section and a Company store.

The Company and its subsidiaries own a 22,000 square-foot terminal in Springfield, Ohio, a 14,000 square-foot facility in Denver, a 18,000 square-foot facility in Los Angeles, a 31,000 square-foot terminal in Atlanta, and a 27,000 square-foot terminal in Dallas. All five locations include office and maintenance space.

Additionally, the Company leases several small sales offices and/or trailer parking yards in various locations throughout the country.

ITEM  3.  LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company has assumed liability up to $500,000 per claim and a $1,000,000 aggregate amount of liability between $500,000 and $1,000,000 for personal injury and property damage claims. The Company maintains insurance which covers liability in excess of this amount to coverage levels that management considers adequate. The Company believes that adverse results in one or more of these cases would not have a material adverse effect on its results of operations or financial position. The information set forth in Note (4) "Insurance and Claims" on page 21 of the Annual Report is incorporated herein by reference.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended February 28, 1994, no matters were submitted to a vote of security holders.

PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Price Range of Common Stock" and "Dividend Policy" on page 24 of the Annual Report, "Consolidated Statements of Stockholders' Equity" on page 19 of the Annual Report, and Note
(1) "Common Stock and Earnings Per Share" on page 20 of the Annual Report is incorporated herein by reference.

ITEM  6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Financial Highlights" on Page 2 of the Annual Report is incorporated herein by reference.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 13 through 15 of the Annual Report is incorporated herein by reference.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth under the captions , "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Report of Independent Public Accountants" and "Notes to Consolidated Financial Statements", on pages 16 through 23 of the Annual Report is incorporated herein by reference.

ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been filed within the twenty-four months prior to February 28, 1994, involving a change of accountants or disagreements on accounting and financial disclosure.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Directors and Information Regarding Directors", "Executive Officers" and "Compliance with
Section 16(a) of The Exchange Act" on pages 2 through 7 of the Registrant's Proxy Statement for 1994 annual meeting of stockholders (herein referred to as Proxy Statement) is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation and Other Information" on pages 8 through 11 of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Executive Officers and Principal Stockholders" on pages 7 through 8 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

     (1) Financial Statements -- The information set forth under the following captions on pages 16 through 23 of the Annual Report is incorporated by reference. Page references are to page numbers in the Annual Report.
                                                                        Page

     Consolidated Statements of Income                                   16
     Consolidated Balance Sheets                                         17
     Consolidated Statements of Cash Flows                               18
     Consolidated Statements of Stockholders' Equity                     19
     Report of Independent Public Accountants                            19
     Notes to Consolidated Financial Statements                       20-23

      (2) Financial Statement Schedules -- The consolidated financial statement schedules set forth under the following captions are included herein. Page references are to the consecutively numbered pages of this report on Form 10-K.
                                                            Page
      Report of Independent Public Accountants on
            Schedules                                         12
      Schedule V -- Property and Equipment                    13
      Schedule VI -- Accumulated Depreciation and
        Amortization of Property and Equipment                14
      Schedule VIII -- Valuation and Qualifying Accounts      15
      Schedule X -- Supplementary Income Statement
        Information                                           16

      (3) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report on Form 10-K (see Exhibit Index).

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the fourth quarter ended February 28, 1994.

FORM 11-K INFORMATION INCLUDED HEREIN RELATED TO
STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

Stock Option Plan

The Company's Stock Option Plan (the Stock Option Plan) is a nonqualified plan that provides for the grant of options to management employees. Options are granted at prices equal to the market value of the common stock on the date the option is granted. The options are exercisable over a period (determined by the Option Committee of the Board of Directors) not to exceed ten years and one day from the date of grant. Stock appreciation rights may also be granted at the same time as participants are awarded stock options.

Stock appreciation rights are exercisable at a time when the related options may be exercised. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 2,000,000 shares. Additionally, the maximum number of shares which may be optioned to any one person under the Stock Option Plan is 500,000 shares. Members of the Option Committee are not eligible to participate in the Stock Option Plan while members of the Option Committee.

Current members of the Option Committee are:

Clarence L. Werner        Irving B. Epstein    Martin F.Thompson
Werner Enterprises, Inc.  Epstein & Epstein    Cherry County Livestock Auction
P.O. Box 37308            Suite 123            Box 62
Omaha, NE  68137          10050 Regency Cr.    Valentine, NE  69201
                          Omaha, NE  68114

These persons do not receive compensation for their services as members of the Option Committee, except outside directors, who receive a fee of $1,500 for each meeting of the Option Committee they attend if not held on a day on which a meeting of the Board of Directors is held.

During the year ended February 1994, options to purchase 356,750 and 83,000 shares of common stock were granted under the Stock Option Plan at exercise prices of $22.50 and $24.00 respectively. As of February 28, 1994, 969,950 shares were available for granting further options and options for 745,050 shares were outstanding at prices of $6.625 to $24.00 per share, of which options for 294,200 shares were exercisable. Options granted become exercisable in installments from six to sixty-six months after the date of grant. No stock appreciation rights are outstanding. All employees to whom options were granted were provided with a copy of the Stock Option Plan's Prospectus, as well as the Company's most recent Annual Report.

Employee Stock Purchase Plan

Any person employed by the Company or any subsidiary at least 90 days and who is employed at least 20 hours per week on a regular basis may participate in the Company's Employee Stock Purchase Plan (the Purchase Plan). Eligible participants designate the amount of regular payroll deductions and/or a single annual payment, subject to a $1,950 yearly maximum amount, that will be used to purchase shares of the Company's common stock on the Over-The-Counter Market subject to the terms of the Purchase Plan. The Company contributes an amount equal to 15% of each participant's contributions under the Purchase Plan. Interest accrues on Purchase Plan contributions at a rate of 5.25%. The broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan are paid by the Company.
As of February 28, 1994, 384 employees were participating in the Purchase
Plan.

Administrator of the Purchase Plan is John J. Steele, Secretary and Controller, of the Company, Post Office Box 37308, Omaha, Nebraska 68137. Mr. Steele has received no compensation for his services as administrator.

The broker utilized by the Company to make purchases under the Purchase Plan is Smith Barney Shearson Inc., 388 Greenwich Street, New York, New York 10048. The total amount of compensation received by Smith Barney Shearson Inc. from the Purchase Plan for services in all capacities during the fiscal year ended February 28, 1994 was $5,285. Participants were provided with a copy of the Purchase Plan's Prospectus, as well as the Company's most recent Annual Report and any quarterly reports prepared since the Annual Report.

Following each purchase under the Purchase Plan, each participant receives a statement from the broker detailing the number of shares purchased, the purchase price, and the accumulated number of shares owned by the participant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of May, 1994.

                        WERNER ENTERPRISES, INC.

                                 By:  /s/ Robert E. Synowicki, Jr.
                                      Robert E. Synowicki, Jr.
                                       Vice President, Chief Financial
                                       Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                       Position                        Date

/s/ C. L. Werner                Chairman of the Board,       May 25, 1994
C. L. Werner                      Chief Executive Officer
                                  and Director

/s/ Gary L. Werner              Vice Chairman, President,    May 25, 1994
Gary L. Werner                    Chief Operating Officer
                                     and Director

/s/ Curtis G. Werner            Executive Vice President     May 25, 1994
Curtis G. Werner                  and Director


/s/ Robert E. Synowicki, Jr.    Vice President-Finance,      May 25, 1994
Robert E. Synowicki, Jr.          Chief Financial Officer
                                  and Treasurer


/s/ John J. Steele              Secretary and Controller     May 25, 1994
John J. Steele


/s/ Irving B. Epstein           Director                     May 25, 1994
Irving B. Epstein


/s/ Martin F. Thompson          Director                     May 25, 1994
Martin F. Thompson


/s/ Gerald H. Timmerman         Director                     May 25, 1994
Gerald H. Timmerman


/s/ Gail M. Werber-Robertson    Director                     May 25, 1994
Gail M. Werner-Robertson

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To the Stockholders and Board of Directors of Werner Enterprises, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Werner Enterprises, Inc's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 24, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)(2) of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                         ARTHUR ANDERSEN & CO.




Omaha, Nebraska,
March 24, 1994

                                                                          SCHEDULE V

                                   WERNER ENTERPRISES, INC.


                                    PROPERTY AND EQUIPMENT
                                        (In thousands)


                                  Balance at                        Balance at
                                   Beginning  Additions                 End of
         Classification            of Period   at Cost   Retirements    Period
Year ended February 28, 1994:
  Land                             $  5,930    $  4,994    $   -      $ 10,924
  Buildings and improvements         16,034       4,680        124      20,590
  Revenue equipment                 286,192     108,535     52,365     342,362
  Service equipment and other        20,983       4,815        545      25,253
                                   $329,139    $123,024    $53,034    $399,129


Year ended February 28, 1993:
  Land                             $  5,549    $   381     $   -      $  5,930
  Buildings and improvements         13,504      2,530         -        16,034
  Revenue equipment                 245,660     77,280      36,748     286,192
  Service equipment and other        17,687      4,437       1,141      20,983
                                   $282,400    $84,628     $37,889    $329,139


Year ended February 29, 1992:
  Land                             $  5,549    $   -       $   -      $  5,549
  Buildings and improvements         12,640        864         -        13,504
  Revenue equipment                 224,028     43,807      22,175     245,660
  Service equipment and other        15,743      2,546         602      17,687
                                   $257,960    $47,217     $22,777    $282,400

                                                                  SCHEDULE VI

                                   WERNER ENTERPRISES, INC.


              ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT
                                        (In thousands)
                                               Additions
                                  Balance at  Charged to            Balance at
                                   Beginning   Costs and                End of
         Classification            of Period    Expenses  Retirements   Period

Year ended February 28, 1994:
  Buildings and improvements        $ 2,161     $   514     $    71    $ 2,604
  Revenue equipment                  72,675      42,231      35,298     79,608
  Service equipment and other        12,624       2,695         249     15,070
                                    $87,460     $45,440     $35,618    $97,282


Year ended February 28, 1993:
  Buildings and improvements        $ 1,687     $   474     $   -      $ 2,161
  Revenue equipment                  69,308      36,375      33,008     72,675
  Service equipment and other        11,193       3,357       1,926     12,624
                                    $82,188     $40,206     $34,934    $87,460


Year ended February 29, 1992:
  Buildings and improvements        $ 1,266     $   421     $   -      $ 1,687
  Revenue equipment                  56,010      34,067      20,769     69,308
  Service equipment and other         8,384       3,121         312     11,193
                                    $65,660     $37,609     $21,081    $82,188



                                                               SCHEDULE VIII

                                   WERNER ENTERPRISES, INC.


                               VALUATION AND QUALIFYING ACCOUNTS
                                        (In thousands)

                                 Balance at  Charged to  Writeoff  Balance at
                                  Beginning  Costs and  of Doubtful    End of
                                  of Period   Expenses   Accounts      Period
Year ended February 28, 1994:
  Allowance for doubtful accounts   $2,387      $360       $221        $2,526

Year ended February 28, 1993:
  Allowance for doubtful accounts   $2,228      $360       $201        $2,387

Year ended February 29, 1992:
  Allowance for doubtful accounts   $1,564      $820       $156        $2,228




                                                                    SCHEDULE X

                                   WERNER ENTERPRISES, INC.


                          SUPPLEMENTARY INCOME STATEMENT INFORMATION
                YEARS ENDED FEBRUARY 28, 1994 and 1993, AND FEBRUARY 29, 1992
                                        (In thousands)

                                                      1994      1993     1992
Maintenance and repairs                             $11,849   $10,565  $11,451


Taxes, other than payroll and income taxes          $31,174   $27,808  $26,644




                                         EXHIBIT INDEX

   Exhibit                                        Page Number or Incorporated
   Number               Description                     by Reference to

     3(i)      Revised and Amended Articles       Exhibit 3 to Registration
                 of Incorporation                 Statement on Form S-1,
                                                  Registration No. 33-5245

     3(ii)     Revised and Amended By-Laws        Page 18 of sequentially
                                                    numbered pages

     9         Voting Trust Agreement             Exhibit 9 to Registration
                                                  Statement on Form S-1,
                                                  Registration No. 33-5245

     9.2       Amendment to Voting Trust          Exhibit 9.2 to Registration
                 Agreement                        Statement on Form S-1,
                                                  Registration No. 33-12923

    10         Material Contracts of the          Exhibits 10.1 to 10.5 to
                 Company                          Registration Statements on
                                                  Form S-1, Registration Nos.
                                                  33-5245 and 33-12923

    13         Incorporated by reference          Page 30 of sequentially
                 sections of Annual Report        numbered pages
                 to Stockholders for the
                 fiscal year ended
                 February 28, 1994

    21         Subsidiaries of the                Page 43 of sequentially
                 Registrant                       numbered pages

    23         Consent of Arthur Andersen         Page 44 of sequentially
                 & Co.                            numbered pages