Form 10-Q
period 1994-05-31
WERNER ENTERPRISES INC
filed 1994-07-14
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q

                       Quarterly Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934



   For the quarter ended                               Commission file number
       May 31, 1994                                            0-14690



                                   WERNER ENTERPRISES, INC.
                   (Exact name of registrant as specified in its charter.)



       NEBRASKA                                                 47-0648386
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 37308
OMAHA, NEBRASKA                       68137              (402)895-6640
(Address of principal              (Zip Code) (registrant's telephone number)
   executive offices)




     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

   As of June 30, 1994, 25,334,016 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

   Operating results for the three-month period ended May 31, 1994 are not necessarily indicative of the results that may be expected for the year ending February 28, 1995. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

   These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the fiscal year ended February 28, 1994).


Consolidated Statements of Income for the
   Three Months Ended May 31, 1994 and 1993 ....................... Page 3

Consolidated Condensed Balance Sheets as of
   May 31, 1994 and February 28, 1994.............................. Page 4

Consolidated Statements of Cash Flows for the
   Three Months Ended May 31, 1994 and 1993........................ Page 5

Notes to Consolidated Financial Statements
   as of May 31, 1994.............................................. Page 6


                                   WERNER ENTERPRISES, INC.

                               CONSOLIDATED STATEMENTS OF INCOME



                                                  Three Months Ended
(Amounts in thousands, except per share data)            May 31
                                                   1994        1993
                                                     (Unaudited)
Operating revenues                               $126,899     $101,228

Operating expenses:
  Salaries, wages and benefits                     45,201       36,467
  Fuel                                             10,083       10,417
  Supplies and maintenance                         10,994        9,204
  Taxes and licenses                               11,204        9,066
  Insurance and claims                              4,508        3,751
  Depreciation                                     12,694       10,694
  Rent and purchased transportation                15,434        7,868
  Communications and utilities                      2,435        1,940
  Other                                              (638)        (204)
    Total operating expenses                      111,915       89,203

Operating income                                   14,984       12,025

Other expense (income):
  Interest expense                                    136          450
  Interest income                                    (138)         (81)
  Other                                                57           35
    Total other expense                                55          404

Income before income taxes                         14,929       11,621

Income taxes                                        5,822        4,100

Net income                                       $  9,107      $ 7,521

Average common shares outstanding                  25,334       22,886

Earnings per share                                  $ .36         $.33




                                   WERNER ENTERPRISES, INC.

                             CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                     May 31     February 28
                                                    1994         1994
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $  9,670         $ 10,833
  Accounts receivable, net                        48,759           45,681
  Prepaid expenses and other current assets       21,513           22,068
    Total current assets                          79,942           78,582

Property and equipment                           421,160          399,129
Less - accumulated depreciation                  102,636           97,282
    Property and equipment, net                  318,524          301,847

                                                $398,466         $380,429


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 18,993         $ 13,825
  Accrued payroll                                 10,549            9,115
  Current maturities of
    capitalized lease obligations                  2,066            4,310
  Income taxes payable                             7,692            3,189
  Other current liabilities                       20,825           21,243
    Total current liabilities                     60,125           51,682

Insurance and claims accruals                     21,200           21,200

Other long-term liabilities                        3,136            3,136

Deferred income taxes                             56,220           55,100

Stockholders' equity                             257,785          249,311

                                                $398,466         $380,429


                                   WERNER ENTERPRISES, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
(In thousands)                                             May 31
                                                      1994         1993
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                         $ 9,107    $ 7,521
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                    12,694     10,694
      Deferred income taxes                            1,120        556
      Gain on disposal of operating equipment           (853)      (677)
      Tax benefit from exercise of stock options          -          43
      Changes in certain working capital items:
        Accounts receivable, net                      (3,078)    (2,923)
        Prepaid expenses and other current assets        555      2,421
        Accounts payable                               5,168    (11,589)
        Accrued payroll                                1,434        485
        Other current liabilities                      4,085      3,492
    Net cash provided by operating activities         30,232     10,023

Cash flows from investing activities:
  Additions to property and equipment                (34,390)   (25,765)
  Retirements of property and equipment                5,872      5,448
    Net cash used in investing activities            (28,518)   (20,317)

Cash flows from financing activities:
  Short-term borrowing                                    -      10,000
  Repayments of capitalized lease
    obligations                                       (2,244)      (676)
  Dividends on common stock                             (633)      (458)
  Stock options exercised                                 -          65
    Net cash provided by (used in)
     financing activities                             (2,877)     8,931

Net decrease in cash and cash equivalents             (1,163)    (1,363)
Cash and cash equivalents, beginning of period        10,833      6,441

Cash and cash equivalents, end of period             $ 9,670    $ 5,078


Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                           $   136    $   423
  Income taxes                                           199     (1,154)


                                   WERNER ENTERPRISES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Commitments

     As of May 31, 1994, the Company has committed to capital expenditures of approximately $61,000,000 (net cost, after revenue equipment trade-in allowances of approximately $21,000,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition:

     During the three months ended May 31, 1994, cash flow from operations generated $30.2 million, which enabled the Company to make net property additions of $28.5 million, repay capitalized lease obligations of $2.2 million and pay common stock dividends of $.6 million.

     The Company's long-term debt obligations to equity ratio at February 28, 1994 and at May 31, 1994 was 0%.

Results of Operations:

Three Months Ended May 31, 1994 and 1993

     Operating revenues increased 25% in the three months ended May 31, 1994, compared to the same period in the prior year. The average number of tractors increased by 21%. Revenue per mile increased 3.6% while tractor utilization (miles per tractor) was almost unchanged. The increase in the average number of tractors primarily reflects the Company's continued growth in the regional, dedicated and temperature controlled markets as customer demand remains strong. The revenue per mile increase was the result of the Company's continued expansion into markets where the average revenue per mile is higher and the average miles per trip are less and as a result of rate increases obtained by the Company.

     Operating expenses, expressed as a percentage of operating revenues, were 88.2% for the three months ended May 31, 1994, compared to 88.1% for the three months ended May 31, 1993. Salaries, wages and benefits decreased from 36.0% of revenues to 35.6% of revenues due primarily to an increase in the percentage of owner-operator tractors compared to company-owned or controlled tractors, offset partially by an increase in driver pay due to a 2 cent per mile driver pay increase effective May 1, 1994 and the retention of more experienced, higher paid drivers. Owner-operators are independent contractors under contract with the Company and are responsible for such costs as their own salaries, wages and benefits; fuel; supplies and maintenance, taxes and licenses and depreciation. Owner-operator costs are included in the rent and purchased transportation expense category. Fuel decreased from 10.3% of revenues to 7.9% of revenues as a result of lower fuel prices, improved fuel efficiency, and an increase in the percentage of owner-operator tractors. Supplies and maintenance decreased from 9.1% of revenues to 8.7% of revenues due to the increase in the percentage of owner-operator tractors. Taxes and licenses decreased from 8.9% of revenues to 8.8% of revenues due to an increase in the percentage of owner-operator tractors, offset by an increase in the Federal diesel fuel tax rate of 4.3 cents per gallon which became effective October 1, 1993. Depreciation decreased from 10.6% of revenues to 10.0% of revenues due to the increase in the percentage of owner-operator tractors, offset partially by an increase in the trailer to tractor ratio. The increase in the trailer to tractor ratio provides additional trailers and improved service for customers. Other operating expenses decreased from (.2)% of revenues to (.5)% of revenues due to an increase in gains realized on the sale of revenue equipment.

     Rent and purchased transportation increased from 7.8% of revenues to 12.2% of revenues due to an increase in the percentage of owner-operator tractors as compared to company-owned or controlled tractors. The average number of owner-operator tractors for the quarter ended May 31, 1994 was 560 compared to an average of 340 for the quarter ended May 31, 1993.

      The Company's effective income tax rate (income tax expense divided by income before income taxes) increased to 39.0% for the three months ended May 31, 1994, compared to 35.3% for the three months ended May 31, 1993. This increase in the effective income tax rate was due primarily to the Federal income tax rate increase enacted August 10, 1993, and the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" effective March 1, 1993, which resulted in a $200,000 reduction of income tax expense during the quarter ended May 31, 1993.

                                PART II

                           OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on June 21, 1994, for the purpose of electing a board of directors and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of the nominees for directors as listed in the proxy were elected.

      The Company's proposal to amend the Company's Articles of Incorporation to authorize the establishment of up to three classes of directors was approved by the following vote:

                    Shares            Shares            Shares
                    Voted             Voted             Voted
                    "FOR"           "AGAINST"         "ABSTAIN"

                  17,269,401        6,795,069            26,215

      The Company's proposal to amend the Company's Stock Option Plan as set forth in the Proxy Statement for Annual Meeting of Stockholders, June 21, 1994, was approved by the following vote:

                    Shares            Shares            Shares
                    Voted             Voted             Voted
                    "FOR"           "AGAINST"         "ABSTAIN"

                  23,297,963          736,733          127,510

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

            Exhibit
            Number            Description

              3(i)            Articles of Amendment to Articles of Incorporation
                                of Werner Enterprises, Inc.
              3(ii)           Revised and Amended By-Laws of Werner Enterprises,
                                Inc.
              10              Amended and Restated Stock Option Plan of Werner
                                Enterprises, Inc.

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended May 31, 1994.


                                        SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WERNER ENTERPRISES, INC.


Date:  July 13, 1994              By:/s/Robert E. Synowicki, Jr.
                                     Robert E. Synowicki, Jr.,
                                     Vice President of Finance, Treasurer and
                                     Chief Financial Officer

Date:  July 13, 1994              By:/s/John J. Steele
                                     John J. Steele
                                     Secretary and Controller