Form 10-Q
period 1994-08-31
WERNER ENTERPRISES INC
filed 1994-10-17
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q

                       Quarterly Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934



   For the quarter ended                               Commission file number
     August 31, 1994                                           0-14690



                                   WERNER ENTERPRISES, INC.
                   (Exact name of registrant as specified in its charter.)



       NEBRASKA                                       47-0648386
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 37308
OMAHA, NEBRASKA                       68137           (402)895-6640
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


                         YES [X]        NO [ ]

   As of September 30, 1994, 25,296,916 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

   Operating results for the three-month and six-month periods ended August 31, 1994 are not necessarily indicative of the results that may be expected for the year ending February 28, 1995. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

   These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the fiscal year ended February 28, 1994).


Consolidated Statements of Income for the
   Three Months Ended August 31, 1994 and 1993 .................... Page 3

Consolidated Statements of Income for the
   Six Months Ended August 31, 1994 and 1993 ...................... Page 4

Consolidated Condensed Balance Sheets as of
   August 31, 1994 and February 28, 1994 .......................... Page 5

Consolidated Statements of Cash Flows for the
   Six Months Ended August 31, 1994 and 1993 ...................... Page 6

Notes to Consolidated Financial Statements
   as of August 31, 1994 .......................................... Page 7

                                   WERNER ENTERPRISES, INC.

                               CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended
(Amounts in thousands, except per share data)          August 31
                                                   1994        1993
                                                     (Unaudited)
Operating revenues                               $134,224     $108,759

Operating expenses:
  Salaries, wages and benefits                     46,867       37,984
  Fuel                                             10,675        9,652
  Supplies and maintenance                         11,743        9,290
  Taxes and licenses                               10,999        9,154
  Insurance and claims                              3,879        3,482
  Depreciation                                     13,414       11,038
  Rent and purchased transportation                16,476        9,423
  Communications and utilities                      2,561        1,987
  Other                                              (614)        (283)
    Total operating expenses                      116,000       91,727

Operating income                                   18,224       17,032

Other expense (income):
  Interest expense                                    114          485
  Interest income                                    (141)         (75)
  Other                                                42           40
    Total other expense                                15          450

Income before income taxes                         18,209       16,582

Income taxes                                        7,102        7,407

Net income                                       $ 11,107      $ 9,175

Average common shares outstanding                  25,313       22,920

Earnings per share                                  $ .44         $.40

                                   WERNER ENTERPRISES, INC.

                               CONSOLIDATED STATEMENTS OF INCOME


                                                   Six Months Ended
(Amounts in thousands, except per share data)          August 31
                                                   1994        1993
                                                      (Unaudited)
Operating revenues                               $261,123     $209,987

Operating expenses:
  Salaries, wages and benefits                     92,068       74,451
  Fuel                                             20,758       20,069
  Supplies and maintenance                         22,737       18,494
  Taxes and licenses                               22,203       18,220
  Insurance and claims                              8,387        7,233
  Depreciation                                     26,108       21,732
  Rent and purchased transportation                31,910       17,291
  Communications and utilities                      4,996        3,927
  Other                                            (1,252)        (487)
    Total operating expenses                      227,915      180,930

Operating income                                   33,208       29,057

Other expense (income):
  Interest expense                                    250          935
  Interest income                                    (279)        (156)
  Other                                                99           75
    Total other expense                                70          854

Income before income taxes                         33,138       28,203

Income taxes                                       12,924       11,507

Net income                                       $ 20,214      $16,696

Average common shares outstanding                  25,324       22,903

Earnings per share                                  $ .80         $.73

                                   WERNER ENTERPRISES, INC.

                             CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                    August 31   February 28
                                                    1994         1994
                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                     $  7,444         $ 10,833
  Accounts receivable, net                        54,540           45,681
  Prepaid expenses and other current assets       21,580           22,068
    Total current assets                          83,564           78,582

Property and equipment                           442,639          399,129
Less - accumulated depreciation                  108,665           97,282
    Property and equipment, net                  333,974          301,847

                                                $417,538         $380,429

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 20,182         $ 13,825
  Accrued payroll                                  9,384            9,115
  Short-term borrowing                            10,000               -
  Current maturities of
    capitalized lease obligations                     -             4,310
  Income taxes payable                             8,566            3,189
  Other current liabilities                       20,487           21,243
    Total current liabilities                     68,619           51,682

Insurance and claims accruals                     21,200           21,200

Other long-term liabilities                        3,136            3,136

Deferred income taxes                             57,586           55,100

Stockholders' equity                             266,997          249,311

                                                $417,538         $380,429



                                   WERNER ENTERPRISES, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
(In thousands)                                            August 31
                                                      1994         1993
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                         $20,214    $16,696
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                    26,108     21,732
      Deferred income taxes                            2,485      2,623
      Gain on disposal of operating equipment         (1,667)    (1,375)
      Tax benefit from exercise of stock options          -         318
      Other long-term liabilities                         -        (500)
      Changes in certain working capital items:
        Accounts receivable, net                      (8,859)    (5,362)
        Prepaid expenses and other current assets        488      2,858
        Accounts payable                               6,357    (13,496)
        Accrued payroll                                  269      2,167
        Other current liabilities                      4,621      6,540
    Net cash provided by operating activities         50,016     32,201

Cash flows from investing activities:
  Additions to property and equipment                (69,741)   (57,594)
  Retirements of property and equipment               13,174      9,911
    Net cash used in investing activities            (56,567)   (47,683)

Cash flows from financing activities:
  Short-term borrowing                                10,000     20,000
  Repayments of capitalized lease
    obligations                                       (4,310)    (2,816)
  Dividends on common stock                           (1,266)      (916)
  Repurchase of Company common stock                  (1,265)        -
  Stock options exercised                                  3        389
    Net cash provided by financing activities          3,162     16,657

Net increase (decrease) in cash and cash equivalents  (3,389)     1,175
Cash and cash equivalents, beginning of period        10,833      6,441

Cash and cash equivalents, end of period             $ 7,444    $ 7,616


Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                           $   213    $   892
  Income taxes                                         5,061      1,379

                                   WERNER ENTERPRISES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Commitments

     As of August 31, 1994, the Company has committed to capital expenditures of approximately $58,000,000 (net cost, after revenue equipment trade-in allowances of approximately $33,000,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition:

     During the six months ended August 31, 1994, cash flow from operations generated $50.0 million and the Company made a short-term borrowing of $10.0 million, which enabled the Company to make net property additions, primarily revenue equipment, of $56.6 million, repay capitalized lease obligations of $4.3 million, pay common stock dividends of $1.3 million and repurchase Company common stock of $1.3 million.

     The Company's long-term debt obligations to equity ratio at February 28, 1994 and at August 31, 1994 was 0%.

Results of Operations:

Three Months Ended August 31, 1994 and 1993

     Operating revenues increased 23% in the three months ended August 31, 1994, compared to the same period in the prior year. The average number of tractors increased by 21%. Revenue per mile increased 4% while tractor utilization (miles per tractor) was lower. The increase in the average number of tractors continues to be primarily in the regional, dedicated and temperature controlled markets due to strong customer demand resulting from the strong economy. Customer demand for long-haul van and flatbed services was also good, which resulted in tractor growth of 6% and 17%, respectively, in these markets. The revenue per mile increase and the tractor utilization decrease was the result of the Company's continued expansion into markets where the average revenue per mile is higher and the average miles per trip are less and as a result of rate increases obtained by the Company.

     Operating expenses, expressed as a percentage of operating revenues, were 86.4% for the three months ended August 31, 1994, compared to 84.3% for the three months ended August 31, 1993. Salaries, wages and benefits remained constant at 34.9% of revenues due primarily to an increase in driver pay due to a 2 cent per mile driver pay increase effective May 1, 1994 and the retention of more experienced, higher paid drivers, offset by an increase in the percentage of owner-operator tractors compared to company-owned tractors. Owner-operators are independent contract contract with the Company and are responsible for such costs as their own salaries, wages and benefits, fuel, supplies and maintenance, taxes and licenses and depreciation. Owner-operator costs are included in the rent and purchased transportation expense category. Fuel decreased from 8.9% revenues to 8.0% of revenues as a result of improved fuel efficiency and an increase in the percentage of owner-operator tractors offset partial higher fuel prices. Supplies and maintenance increased from 8.5% of revenues to 8.7% of revenues due to an increase in costs related to driver advertising, tolls and third-party loadings and unloadings, offset partially by the increase in the percentage of owner-operator tractors. Taxes and licenses decreased from 8.4% of revenues to 8.2% of revenues due to an increase in the percentage of owner-operator tractors, offset by an increase in the Federal diesel fuel tax rate of 4.3 cents per gallon which became effective October 1, 1993. Insurance and claims decreased from 3.2% of revenues to 2.9% of revenues as a result of favorable claims experience, particularly better claims experience related to severe claims. Depreciation decreased from 10.1% of revenues to 10.0% of revenues due to the increase in the percentage of owner-operator tractors, offset partially by an increase in the trailer to tractor ratio. The increase in the trailer to tractor ratio is the result of providing additional trailers and improved service for customers. Other operating expenses decreased from (.3)% of revenues to (.5)% of revenues due to an increase in gains realized on the sale of revenue equipment.

     Rent and purchased transportation increased from 8.7% of revenues to 12.3% of revenues due primarily to an increase in the percentage of owner-operator tractors as compared to company-owned. The average number of owner-operator tractors for the quarter ended August 31, 1994 was 581 compared to an average of 363 for the quarter ended August 31, 1993.
Rent and purchased transportation also increased due to an increase in the use of intermodal and other third-party transportation services.

      Interest expense decreased from $.5 million for the three months ended August 31, 1993, to $.1 million for the three months ended August 31, 1994, due primarily to the repayment of $2.1 million of capitalized lease obligations during the three months ended August 31, 1994. The Company's effective income tax rate (income tax expense divided by income before income taxes) decreased to 39.0% for the three months ended August 31, 1994, compared to 44.7% for the three months ended August 31, 1993. This decrease in the effective income tax rate was due primarily to the corporate Federal income tax rate increase enacted August 10, 1993 (retroactive to January 1, 1993), which resulted in an increase in income tax expense during the three months ended August 31, 1993.

Six Months Ended August 31, 1994 and 1993

      Operating revenues increased 24% in the six months ended August 1994, compared to the same period in the prior year. The average number of tractors increased by 21%. Revenue per mile increased 4.0% while tractor utilization decreased slightly.

      Operating expenses, expressed as a percentage of operating revenues, were 87.3% for the six months ended August 31, 1994, compared to 86.2% for the six months ended August 31, 1993. Salaries, wages and benefits decreased from 35.5% of revenues to 35.3% due primarily to an increase in driver pay due to a 2 cent per mile driver pay increase effective May 1, 1994 and the retention of more experienced, higher paid drivers, offset by an increase in the percentage of owner-operator tractors compared to company-owned tractors. Fuel decreased from 9.6% of revenues to 7.9 of revenues as a result of improved fuel efficiency, slightly lower fuel prices and an increase in the percentage of owner-operator tractors. Supplies and maintenance decreased from 8.8% of revenues to 8.7% of revenues due to the increase in the percentage of owner-operator tractors offset partially increases in driver advertising, tolls and third-party loadings and unloadings.
Taxes and licenses decreased from 8.7% of revenues to 8.5% of revenues due to the increase in the percentage of owner-operator tractors offset partially by the Federal diesel fuel tax rate increase in October 1993. Insurance and claims decreased from 3.4% of revenues to 3.2% of revenue as a result of favorable claims experience, particularly better claims experience related to severe claims. Depreciation decreased from 10.3 revenues to 10.0% of revenues due to the increase in the percentage of owner-operator tractors, offset partially by an increase in the trailer to tractor ratio. Other operating expenses decreased from (.2)% of revenues to (.5)% of revenues due to an increase in gains realized on the sale of revenue equipment.

      Rent and purchased transportation increased from 8.2% of revenues to 12.2% of revenues due to an increase in the percentage of owner-operator tractors as compared to company-owned tractors and an increase in the use of intermodal and other third-party transportation services.

      Interest expense decreased from $.9 million for the six months end August 31, 1993 to $.3 million for the six months ended August 31, 1994 due primarily to the repayment of $4.3 million of capitalized lease obligations during the six months ended August 31, 1994. The Company's effective income tax rate decreased to 39.0% for the six months ended August 31, 1994, compared to 40.8% for the six months ended August 31, 1993, due primarily to the corporate Federal income tax rate increase enacted August 10, 1993 (retroactive to January 1, 1993), and the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective March 1, 1993, which together resulted in a net increase in income tax expense for the six months ended August 31, 1993.


                                PART II

                           OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits - None

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended August 31, 1994.


                                        SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WERNER ENTERPRISES, INC.


Date:  October 14, 1994              By: /s/Robert E. Synowicki, Jr.
                                     Robert E. Synowicki, Jr.,
                                     Vice President of Finance, Treasurer and
                                     Chief Financial Officer

Date:  October 14, 1994              By: /s/John J. Steele
                                     John J. Steele
                                     Secretary and Controller