Form 10-Q
period 1994-11-30
WERNER ENTERPRISES INC
filed 1995-01-13
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q

                       Quarterly Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934



   For the quarter ended                                 Commission file number
     November 30, 1994                                           0-14690



                                   WERNER ENTERPRISES, INC.
                   (Exact name of registrant as specified in its charter.)



       NEBRASKA                                         47-0648386
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 37308
OMAHA, NEBRASKA                   68137                 (402)895-6640
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


                         YES [X]        NO [ ]

   As of December 31, 1994, 25,206,816 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

   Operating results for the three-month and nine-month periods ended November 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994 (see Note 2 regarding change of the Company's fiscal year). In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

   These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the fiscal year ended February 28, 1994).


Consolidated Statements of Income for the
   Three Months Ended November 30, 1994 and 1993 .................... Page 3

Consolidated Statements of Income for the
   Nine Months Ended November 30, 1994 and 1993 ..................... Page 4

Consolidated Condensed Balance Sheets as of
   November 30, 1994 and February 28, 1994 .......................... Page 5

Consolidated Statements of Cash Flows for the
   Nine Months Ended November 30, 1994 and 1993 ..................... Page 6

Notes to Consolidated Financial Statements
   as of November 30, 1994 .......................................... Page 7

                                   WERNER ENTERPRISES, INC.

                               CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended
(Amounts in thousands, except per share data)         November 30
                                                   1994        1993
                                                      (Unaudited)
Operating revenues                               $137,061     $111,932

Operating expenses:
  Salaries, wages and benefits                     48,715       37,905
  Fuel                                             11,316       11,324
  Supplies and maintenance                         12,437       10,119
  Taxes and licenses                               11,321       10,039
  Insurance and claims                              4,453        4,713
  Depreciation                                     14,328       11,494
  Rent and purchased transportation                16,807       11,086
  Communications and utilities                      2,098        2,181
  Other                                            (1,145)        (781)
    Total operating expenses                      120,330       98,080

Operating income                                   16,731       13,852

Other expense (income):
  Interest expense                                    265          322
  Interest income                                    (208)        (199)
  Other                                                33           32
    Total other expense                                90          155

Income before income taxes                         16,641       13,697

Income taxes                                        6,490        5,205

Net income                                       $ 10,151      $ 8,492

Average common shares outstanding                  25,276       24,195

Earnings per share                                  $ .40         $.35

                                   WERNER ENTERPRISES, INC.

                               CONSOLIDATED STATEMENTS OF INCOME


                                                   Nine Months Ended
(Amounts in thousands, except per share data)         November 30
                                                   1994        1993
                                                      (Unaudited)
Operating revenues                               $398,184     $321,919

Operating expenses:
  Salaries, wages and benefits                    140,783      112,356
  Fuel                                             32,074       31,393
  Supplies and maintenance                         35,174       28,613
  Taxes and licenses                               33,524       28,259
  Insurance and claims                             12,840       11,946
  Depreciation                                     40,436       33,226
  Rent and purchased transportation                48,717       28,377
  Communications and utilities                      7,094        6,108
  Other                                            (2,397)      (1,268)
    Total operating expenses                      348,245      279,010

Operating income                                   49,939       42,909

Other expense (income):
  Interest expense                                    515        1,257
  Interest income                                    (487)        (355)
  Other                                               132          107
    Total other expense                               160        1,009

Income before income taxes                         49,779       41,900

Income taxes                                       19,414       16,712

Net income                                       $ 30,365      $25,188

Average common shares outstanding                  25,308       23,330

Earnings per share                                  $1.20        $1.08

                                   WERNER ENTERPRISES, INC.

                             CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                  November 30   February 28
                                                    1994         1994
                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                     $  4,668         $ 10,833
  Accounts receivable, net                        57,794           45,681
  Prepaid expenses and other current assets       20,063           22,068
    Total current assets                          82,525           78,582

Property and equipment                           475,443          399,129
Less - accumulated depreciation                  113,580           97,282
    Property and equipment, net                  361,863          301,847

                                                $444,388         $380,429

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 23,653         $ 13,825
  Accrued payroll                                 10,126            9,115
  Current maturities of
    capitalized lease obligations                     -             4,310
  Income taxes payable                             6,010            3,189
  Other current liabilities                       21,479           21,243
    Total current liabilities                     61,268           51,682

Long-term debt                                    20,000               -

Insurance and claims accruals                     21,300           21,200

Other long-term liabilities                        3,136            3,136

Deferred income taxes                             63,833           55,100

Stockholders' equity                             274,851          249,311

                                                $444,388         $380,429

                                   WERNER ENTERPRISES, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
(In thousands)                                           November 30
                                                      1994         1993
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                         $30,365    $25,188
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                    40,436     33,226
      Deferred income taxes                            8,733      3,514
      Gain on disposal of operating equipment         (3,009)    (2,133)
      Tax benefit from exercise of stock options          -         900
      Long-term liabilities                              100     (1,475)
      Changes in certain working capital items:
        Accounts receivable, net                     (12,113)    (7,295)
        Prepaid expenses and other current assets      2,005      4,024
        Accounts payable                               9,828    (11,852)
        Accrued payroll                                1,011      2,498
        Other current liabilities                      3,057      8,272
    Net cash provided by operating activities         80,413     54,867

Cash flows from investing activities:
  Additions to property and equipment               (118,841)   (85,411)
  Retirements of property and equipment               21,398     14,788
    Net cash used in investing activities            (97,443)   (70,623)

Cash flows from financing activities:
  Proceeds from issuance of debt                      20,000         -
  Short-term borrowings                                   -      20,000
  Repayments of short-term borrowings                     -     (20,000)
  Repayments of capitalized lease
    obligations                                       (4,310)   (16,473)
  Proceeds from issuance of common stock,
    net of related expenses                               -      52,182
  Dividends on common stock                           (1,899)    (1,375)
  Repurchase of common stock                          (2,939)        -
  Stock options exercised                                 13        978
    Net cash provided by financing activities         10,865     35,312

Net increase (decrease) in cash and cash equivalents  (6,165)    19,556
Cash and cash equivalents, beginning of period        10,833      6,441

Cash and cash equivalents, end of period             $ 4,668    $25,997

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                           $   454    $ 1,288
  Income taxes                                         7,859      5,855

                                   WERNER ENTERPRISES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Commitments

     As of November 30, 1994, the Company has committed to capital expenditures of approximately $60,000,000 (net cost, after revenue equipment trade-in allowances of approximately $34,000,000).


(2) Subsequent event

     On December 20, 1994, the Company's Board of Directors approved the change of the Company's fiscal year from a February 28 year-end to a calendar year-end of December 31. The primary reason for the change is to enhance the comparability of the Company's quarterly financial and operating information with that of other companies in the transportation industry. For its December 31, 1994 Annual Report on Form 10-K, the Company will report all financial statements and schedules for all periods required to be reported in the Form 10-K as of and for the years ended December 31.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition:

     During the nine months ended November 30, 1994, cash flow from operations generated $80.4 million and the Company made long-term borrowings of $20.0 million, which enabled the Company to make net property additions, primarily revenue equipment, of $97.4 million, repay capitalized lease obligations of $4.3 million, pay common stock dividends of $1.9 million and repurchase Company common stock of $2.9 million.

     The Company's long-term debt to equity ratio at November 30, 1994 was 7.3%, compared with 0% at February 28, 1994.

Results of Operations:

Three Months Ended November 30, 1994 and 1993

     Operating revenues increased 22% in the three months ended November 30, 1994, compared to the same period in the prior year. The average number of tractors increased by 17%. Revenue per mile increased 5% while tractor utilization (miles per tractor) was lower. The increase in the average number of tractors continues to be primarily in the regional, dedicated and temperature controlled markets due to strong customer demand resulting from the strong economy. Customer demand for long-haul van and flatbed services was also good, which resulted in tractor growth of 8% and 7%, respectively, in these markets. The revenue per mile increase was primarily the result of rate increases obtained by the Company. The Company's continued expansion into markets where the average revenue per mile is higher and the average miles per trip are less also contributed to the increased revenue per mile and decreased tractor utilization.

     Operating expenses, expressed as a percentage of operating revenues, were 87.8% for the three months ended November 30, 1994, compared to 87.6% for the three months ended November 30, 1993. Salaries, wages and benefits increased from 33.9% of revenues to 35.5% of revenues due primarily to an increase in driver pay due to a 2 cent per mile driver pay increase effective May 1, 1994, the retention of more experienced, higher paid drivers, and other driver pay increases, partially offset by an increase in the percentage of owner-operator tractors compared to company-owned tractors. Owner-operators are independent contractors under contract with the Company and are responsible for such costs as their own salaries, wages and benefits, fuel, supplies and maintenance, taxes and licenses and depreciation. Owner-operator costs are included in the rent and purchased transportation expense category. Fuel decreased from 10.1% of revenues to 8.2% of revenues as a result of lower average fuel prices, improved fuel efficiency and an increase in the percentage of owner-operator tractors. Supplies and maintenance increased from 9.0% of revenues to 9.1% of revenues due to an increase in costs related to driver advertising and tolls, offset partially by the increase in the percentage of owner-operator tractors. Taxes and licenses decreased from 9.0% of revenues to 8.3% of revenues due to an increase in the percentage of owner-operator tractors, partially offset by an increase in the Federal diesel fuel tax rate of 4.3 cents per gallon which became effective October 1, 1993. Insurance and claims decreased from 4.2% of revenues to 3.2% of revenues as a result of favorable claims experience. Depreciation increased from 10.3% of revenues to 10.5% of revenues due to the November 1994 purchase of satellite tracking equipment which was previously leased, and an increase in the trailer to tractor ratio, partially offset by the increase in the percentage of owner-operator tractors. The increase in the trailer to tractor ratio is the result of providing additional trailers and improved service for customers. Other operating expenses decreased from (.7)% of revenues to (.8)% of revenues due to an increase in gains realized on the sale of revenue equipment.

     Rent and purchased transportation increased from 9.9% of revenues to 12.3% of revenues due primarily to an increase in the percentage of owner-operator tractors as compared to company-owned tractors. The average number of owner-operator tractors for the quarter ended November 30, 1994 was 592 compared to an average of 423 for the quarter ended November 30, 1993. Rent and purchased transportation also increased due to an increase in the use of intermodal and other third-party transportation services.

     Communications and utilities decreased from 1.9% of revenues to 1.5% of revenues, due to the purchase of the satellite tracking equipment which had been leased previously.

      The Company's effective income tax rate (income tax expense divided by income before income taxes) increased to 39.0% for the three months ended November 30, 1994, compared to 38.0% for the three months ended November 30, 1993.

Nine Months Ended November 30, 1994 and 1993

      Operating revenues increased 24% in the nine months ended November 1994, compared to the same period in the prior year. The average number of tractors increased by 19%. Revenue per mile increased 4% while tractor utilization decreased.

      Operating expenses, expressed as a percentage of operating revenues, were 87.5% for the nine months ended November 30, 1994, compared to 86.7% for the nine months ended November 30, 1993. Salaries, wages and benefits increased from 34.9% of revenues to 35.4% of revenues due primarily to an increase in driver pay due to a 2 cent per mile driver pay increase effective May 1, 1994, the retention of more experienced, higher paid drivers, and other driver pay increases partially offset by an increase in the percentage of owner-operator tractors compared to company-owned tractors. Fuel decreased from 9.8% of revenues to 8.1% of revenues as a result of improved fuel efficiency and an increase in the percentage of owner-operator tractors, offset partially by slightly higher average fuel prices. Supplies and maintenance decreased from 8.9% of revenues to 8.8% of revenues due to the increase in the percentage of owner-operator tractors offset partially by increases in driver advertising, tolls and third-party loadings and unloadings. Taxes and licenses decreased from 8.8% of revenues to 8.4% of revenues due to the increase in the percentage of owner-operator tractors offset partially by the Federal diesel fuel tax rate increase in October 1993. Insurance and claims decreased from 3.7% of revenues to 3.2% of revenues as a result of favorable claims experience. Depreciation decreased from 10.3% of revenues to 10.2% of revenues due to the increase in the percentage of owner-operator tractors, offset partially by an increase in the trailer to tractor ratio. Other operating expenses decreased from (.4)% of revenues to (.6)% of revenues due to an increase in gains realized on the sale of revenue equipment.

      Rent and purchased transportation increased from 8.8% of revenues to 12.2% of revenues due to an increase in the percentage of owner-operator tractors as compared to company-owned tractors and an increase in the use of intermodal and other third-party transportation services.

      Interest expense decreased from $1.3 million for the nine months ended November 30, 1993 to $.5 million for the nine months ended November 30, 1994 due primarily to the repayment of $4.3 million of capitalized lease obligations during the nine months ended November 30, 1994. The Company's effective income tax rate decreased to 39.0% for the nine months ended November 30, 1994, compared to 39.9% for the nine months ended November 30, 1993, due primarily to the corporate Federal income tax rate increase enacted August 10, 1993 (retroactive to January 1, 1993), and the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective March 1, 1993, which together resulted in a net increase in income tax expense for the nine months ended November 30, 1993.


                                PART II

                           OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits - None

      (b)   Reports on Form 8-K.

            A report on Form 8-K, dated December 21, 1994, regarding the approval by the Company's Board of Directors on December 20, 1994 of the change of the Company's fiscal year from a February 28 year-end to a December 31 calendar year-end.

                                        SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WERNER ENTERPRISES, INC.


Date:      January 12, 1995          By:/s/Robert E. Synowicki, Jr.
                                        Robert E. Synowicki, Vice
                                        President, Treasurer and
                                        Chief Financial Officer

Date:      January 12, 1995          By:/s/John J. Steele
                                        John J. Steele
                                        Vice President - Controller
                                        and Secretary