Form 10-Q
period 1995-03-31
WERNER ENTERPRISES INC
filed 1995-05-11
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                  Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



   For the quarter ended                               Commission file number
    March 31, 1995                                                  0-14690



                              WERNER ENTERPRISES, INC.
              (Exact name of registrant as specified in its charter.)



       NEBRASKA                                                   47-0648386
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 37308
OMAHA, NEBRASKA                68137                           (402)895-6640
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


                         YES [X]        NO [ ]

   As of April 30, 1995, 25,162,616 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

   Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

   These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1994).


Consolidated Statements of Income for the
   Three Months Ended March 31, 1995 and 1994 ...................... Page 3

Consolidated Condensed Balance Sheets as of
   March 31, 1995 and December 31, 1994 ............................ Page 4

Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 1995 and 1994 ...................... Page 5

Notes to Consolidated Financial Statements
   as of March 31, 1995 ............................................ Page 6

                               WERNER ENTERPRISES, INC.

                           CONSOLIDATED STATEMENTS OF INCOME


                                                   Three Months Ended
(Amounts in thousands, except per share data)          March 31
                                                   1995         1994
                                                      (Unaudited)
Operating revenues                               $132,434     $115,993

Operating expenses:
  Salaries, wages and benefits                     47,361       41,394
  Fuel                                             10,841        9,577
  Supplies and maintenance                         12,795       10,336
  Taxes and licenses                               12,129       10,849
  Insurance and claims                              4,493        4,300
  Depreciation                                     15,271       12,354
  Rent and purchased transportation                16,451       13,666
  Communications and utilities                      2,082        2,371
  Other                                            (1,587)        (520)
    Total operating expenses                      119,836      104,327

Operating income                                   12,598       11,666

Other expense (income):
  Interest expense                                    493          128
  Interest income                                    (241)        (140)
  Other                                                31           30
    Total other expense                               283           18

Income before income taxes                         12,315       11,648

Income taxes                                        4,803        4,470

Net income                                       $  7,512      $ 7,178

Average common shares outstanding                  25,198       25,331

Earnings per share                                  $ .30         $.28

                               WERNER ENTERPRISES, INC.

                         CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                   March 31       December 31
                                                   1995            1994
                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                     $  8,071         $ 11,660
  Accounts receivable, net                        48,625           52,522
  Prepaid expenses and other current assets       22,780           23,994
    Total current assets                          79,476           88,176

Property and equipment                           492,792          479,289
Less - accumulated depreciation                  116,131          113,828
    Property and equipment, net                  376,661          365,461

                                                $456,137         $453,637


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 13,763         $ 18,564
  Accrued payroll                                  8,887            9,888
  Income taxes payable                             5,517            5,659
  Other current liabilities                       24,624           23,176
    Total current liabilities                     52,791           57,287

Long-term debt                                    30,000           30,000

Insurance and claims accruals                     20,300           21,300

Other long-term liabilities                        3,136            3,136

Deferred income taxes                             67,655           65,500

Stockholders' equity                             282,255          276,414

                                                $456,137         $453,637

                                WERNER ENTERPRISES, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three Months Ended
(In thousands)                                            March 31
                                                       1995       1994
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                         $ 7,512    $ 7,178
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                    15,271     12,354
      Deferred income taxes                            2,155      1,677
      Gain on disposal of operating equipment         (1,909)      (709)
      Tax benefit from exercise of stock options          -          98
      Other long-term liabilities                     (1,000)       946
      Changes in certain working capital items:
        Accounts receivable, net                       3,897        732
        Prepaid expenses and other current assets      1,214        602
        Accounts payable                              (4,801)    (4,054)
        Accrued payroll                               (1,001)       200
        Other current liabilities                      1,181         40
    Net cash provided by operating activities         22,519     19,064

Cash flows from investing activities:
  Additions to property and equipment                (34,866)   (18,816)
  Retirements of property and equipment               10,304      5,211
    Net cash used in investing activities            (24,562)   (13,605)

Cash flows from financing activities:
  Repayments of capitalized lease
    obligations                                           -      (2,364)
  Dividends on common stock                             (630)      (760)
  Repurchases of common stock                           (923)        -
  Stock options exercised                                  7         97
    Net cash used in financing activities             (1,546)    (3,027)

Net increase (decrease) in cash and cash equivalents  (3,589)     2,432
Cash and cash equivalents, beginning of period        11,660      9,815

Cash and cash equivalents, end of period             $ 8,071    $12,247


Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                           $   460    $   128
  Income taxes                                         2,812      2,713

                               WERNER ENTERPRISES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Commitments

     As of March 31, 1995, the Company has committed to capital expenditures of approximately $55,000,000 (net cost, after revenue equipment trade-in allowances of approximately $34,000,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition:

     During the three months ended March 31, 1995, the Company generated cash flow from operations of $22.5 million, which enabled the Company to make net property additions, primarily revenue equipment, of $24.6 million, pay common stock dividends of $.6 million and repurchase Company common stock of $.9 million.

     The Company's long-term debt to equity ratio at March 31, 1995 was 10.6%, compared with 10.9% at December 31, 1994.

Results of Operations:

Three Months Ended March 31, 1995 and 1994

     Operating revenues increased 14% in the three months ended March 31, 1995, compared to the same period in the prior year. The average number of tractors increased by 8%. Revenue per loaded mile increased 4% while tractor utilization (total miles per tractor) was also somewhat higher. The increase in the average number of tractors was primarily due to expansion in the long-haul van, regional and dedicated markets. The revenue per mile increase was primarily the result of rate increases obtained by the Company and the continued expansion into markets where the average revenue per mile is typically higher and the average miles per trip are normally lower. The increased tractor utilization was due to increased empty miles resulting from softer freight demand. Operating revenues also increased due to an increase in intermodal services.

     Operating expenses, expressed as a percentage of operating revenues, were 90.5% for the three months ended March 31, 1995, compared to 89.9% for the three months ended March 31, 1994. Salaries, wages and benefits increased from 35.7% of revenues to 35.8% of revenues due primarily to a 2 cent per mile driver pay increase effective May 1, 1994 and other driver pay increases, offset by a reduction in the estimated liability for accrued driver payroll of $2,400,000 during the first quarter of 1995. Fuel costs were comparable to the first quarter of 1994. Supplies and maintenance increased from 8.9% of revenues to 9.7% of revenues due, in part, to increased costs related to third-party loadings and unloadings, driver advertising and tolls. Insurance and claims decreased from 3.7% of revenues to 3.4% of revenues as a result of favorable claims development.
Depreciation increased from 10.6% of revenues to 11.5% of revenues due to the November 1994 purchase of satellite tracking equipment which was previously leased (and included in Communications and utilities), and an increase in the trailer to tractor ratio from 2.3 to 1 at March 31, 1994 to 2.6 to 1 at March 31, 1995. The increase in the trailer to tractor ratio is the result of providing additional trailers to improve customer service and tractor productivity. The decrease in the average length of haul also contributed to the increased trailer to tractor ratio. Rent and purchased transportation increased from 11.8% of revenues to 12.4% of revenues due primarily to an increase in the use of intermodal and other third-party transportation services. Communications and utilities decreased from 2.0% of revenues to 1.6% of revenues, due to the purchase of the satellite tracking equipment which had been leased previously.

Other operating expenses decreased from (.4%) of revenues to (1.2%) of revenues due to an increase in gains realized on the sale of revenue equipment to third parties.

      The Company's effective income tax rate (income tax expense divided by income before income taxes) increased to 39.0% for the three months ended March 31, 1995, compared to 38.4% for the three months ended March 31, 1994.


                                PART II

                           OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits


Exhibit                                           Page Number or Incorporated
Number                Description                        by Reference to

  10              Amended and Restated            Exhibit 10 to the Company's
                   Stock Option Plan              report on Form 10-Q for the
                                                  quarter ended May 31, 1994

  27              Financial Data Schedule         Page 10 of sequentially
                                                  numbered pages


(b)   Reports on Form 8-K - None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WERNER ENTERPRISES, INC.


Date:        May 10, 1995            By:/s/Robert E. Synowicki
                                        Robert E. Synowicki, Vice
                                        President, Treasurer and
                                        Chief Financial Officer




Date:        May 10, 1995            By:/s/John J. Steele
                                        John J. Steele
                                        Vice President - Controller
                                        and Secretary