Form 10-Q
period 1995-06-30
WERNER ENTERPRISES INC
filed 1995-08-14
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q

                       Quarterly Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934



   For the quarter ended                                Commission file number
    June 30, 1995                                                   0-14690



                                   WERNER ENTERPRISES, INC.
                   (Exact name of registrant as specified in its charter.)



       NEBRASKA                                                    47-0648386
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 37308
OMAHA, NEBRASKA                   68137                          (402)895-6640
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


                         YES [X]        NO [ ]

   As of July 31, 1995, 25,158,616 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

   Operating results for the three-month and six-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

   These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1994).


Consolidated Statements of Income for the
   Three Months Ended June 30, 1995 and 1994 ...................... Page 3

Consolidated Statements of Income for the
   Six Months Ended June 30, 1995 and 1994 ........................ Page 4

Consolidated Condensed Balance Sheets as of
   June 30, 1995 and December 31, 1994 ............................ Page 5

Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 1995 and 1994 ........................ Page 6

Notes to Consolidated Financial Statements
   as of June 30, 1995 ............................................ Page 7

                                   WERNER ENTERPRISES, INC.

                               CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended
(Amounts in thousands, except per share data)           June 30
                                                   1995         1994
                                                      (Unaudited)
Operating revenues                               $143,325     $129,623

Operating expenses:
  Salaries, wages and benefits                     54,238       46,391
  Fuel                                             11,791       10,456
  Supplies and maintenance                         12,468       10,837
  Taxes and licenses                               12,326       11,050
  Insurance and claims                              4,709        4,534
  Depreciation                                     14,906       12,974
  Rent and purchased transportation                17,935       15,942
  Communications and utilities                      2,136        2,462
  Other                                            (1,564)        (459)
    Total operating expenses                      128,945      114,187

Operating income                                   14,380       15,436

Other expense (income):
  Interest expense                                    496          124
  Interest income                                    (212)        (124)
  Other                                                34           53
    Total other expense                               318           53

Income before income taxes                         14,062       15,383

Income taxes                                        5,484        5,999

Net income                                       $  8,578     $  9,384

Average common shares outstanding                  25,161       25,334

Earnings per share                                  $ .34        $ .37

                                   WERNER ENTERPRISES, INC.

                               CONSOLIDATED STATEMENTS OF INCOME


                                                   Six Months Ended
(Amounts in thousands, except per share data)           June 30
                                                   1995         1994
                                                     (Unaudited)
Operating revenues                               $275,759     $245,616

Operating expenses:
  Salaries, wages and benefits                    101,599       87,785
  Fuel                                             22,632       20,033
  Supplies and maintenance                         25,263       21,173
  Taxes and licenses                               24,455       21,899
  Insurance and claims                              9,202        8,834
  Depreciation                                     30,177       25,328
  Rent and purchased transportation                34,386       29,608
  Communications and utilities                      4,218        4,833
  Other                                            (3,151)        (979)
    Total operating expenses                      248,781      218,514

Operating income                                   26,978       27,102

Other expense (income):
  Interest expense                                    989          252
  Interest income                                    (453)        (264)
  Other                                                65           83
    Total other expense                               601           71

Income before income taxes                         26,377       27,031

Income taxes                                       10,287       10,469

Net income                                       $ 16,090     $ 16,562

Average common shares outstanding                  25,180       25,333

Earnings per share                                 $  .64       $  .65

                                   WERNER ENTERPRISES, INC.

                             CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                   June 30       December 31
                                                   1995            1994
                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                     $ 13,175         $ 11,660
  Accounts receivable, net                        55,152           52,522
  Prepaid expenses and other current assets       20,147           23,994
    Total current assets                          88,474           88,176

Property and equipment                           509,640          479,289
Less - accumulated depreciation                  119,316          113,828
    Property and equipment, net                  390,324          365,461

                                                $478,798         $453,637


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 17,284         $ 18,564
  Accrued payroll                                 11,157            9,888
  Income taxes payable                             2,802            5,659
  Other current liabilities                       26,005           23,176
    Total current liabilities                     57,248           57,287

Long-term debt                                    40,000           30,000

Insurance and claims accruals                     20,700           21,300

Other long-term liabilities                        2,736            3,136

Deferred income taxes                             68,116           65,500

Stockholders' equity                             289,998          276,414

                                                $478,798         $453,637

                                   WERNER ENTERPRISES, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
(In thousands)                                             June 30
                                                       1995       1994
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                         $16,090    $16,562
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                    30,177     25,328
      Deferred income taxes                            2,616      2,831
      Gain on disposal of operating equipment         (3,750)    (1,395)
      Tax benefit from exercise of stock options          -          98
      Long-term liabilities                           (1,000)       946
      Changes in certain working capital items:
        Accounts receivable, net                      (2,630)    (7,141)
        Prepaid expenses and other current assets      3,847      1,323
        Accounts payable                              (1,280)    (1,175)
        Accrued payroll                                1,269      1,813
        Other current liabilities                       (152)     3,597
    Net cash provided by operating activities         45,187     42,787

Cash flows from investing activities:
  Additions to property and equipment                (70,920)   (57,548)
  Retirements of property and equipment               19,630     11,637
    Net cash used in investing activities            (51,290)   (45,911)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt            10,000         -
  Repayments of capitalized lease
    obligations                                           -      (4,552)
  Dividends on common stock                           (1,385)    (1,393)
  Repurchases of common stock                         (1,013)        -
  Stock options exercised                                 16         97
    Net cash provided by (used in)
    financing activities                               7,618     (5,848)

Net increase (decrease) in cash and cash equivalents   1,515     (8,972)
Cash and cash equivalents, beginning of period        11,660      9,815

Cash and cash equivalents, end of period             $13,175    $   843


Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                           $ 1,993    $   252
  Income taxes                                         9,530      4,775

                                   WERNER ENTERPRISES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Commitments

     As of June 30, 1995, the Company has committed to capital expenditures of approximately $37,000,000 (net cost, after revenue equipment trade-in allowances of approximately $33,000,000).

(2) Change in Estimate

     The Company periodically reviews its estimates related to the useful lives and salvage values of its revenue equipment. Effective April 1, 1995, the Company changed, on a prospective basis, the estimated salvage value for certain trailers. This change was to reflect market changes in the value of used equipment and lower trailer utilization due to a higher trailer to tractor ratio. The change resulted in a decrease in depreciation expense of approximately $900,000 and an increase in net income of approximately $550,000 ($.02 per share) for the three months ended June 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition:

     During the six months ended June 30, 1995, the Company generated cash flow from operations of $45.2 million and made long-term borrowings of $10 million, which enabled the Company to make net property additions, primarily revenue equipment, of $51.3 million, pay common stock dividends of $1.4 million and repurchase Company common stock of $1.0 million.

     The Company's long-term debt to equity ratio at June 30, 1995 was 13.8%, compared with 10.9% at December 31, 1994.

Results of Operations:

Three Months Ended June 30, 1995 and 1994

     Operating revenues increased 11% in the three months ended June 30, 1995, compared to the same period in the prior year. The average number of tractors increased by 7%. Revenue per loaded mile increased 3% while tractor utilization (total miles per tractor) was also somewhat higher. The increase in the average number of tractors was primarily due to expansion in the long-haul van and dedicated fleet markets. The revenue per mile increase was primarily the result of customer rate increases and the continued expansion into markets where the average revenue per mile is typically higher and the average miles per trip are normally lower. The increased tractor utilization was primarily due to increased empty miles resulting from softer freight demand.

     Operating expenses, expressed as a percentage of operating revenues, were 90.0% for the three months ended June 30, 1995, compared to 88.1% for the three months ended June 30, 1994. Salaries, wages and benefits increased from 35.8% of revenues to 37.9% of revenues due primarily to a 2 cent per mile driver pay increase effective May 1, 1994, the retention of more experienced, higher paid drivers, and other driver pay increases. Fuel prices were slightly higher compared to the second quarter of 1994. Supplies and maintenance increased from 8.4% to 8.7% of revenues due, in part, to increased costs related to tolls and third-party loadings and unloadings. Insurance and claims decreased from 3.5% to 3.3% of revenues primarily as a result of favorable claims development. Depreciation increased from 10.0% to 10.4% of revenues due to the November 1994 purchase of satellite tracking equipment which was previously leased (and previously included in communications and utilities), and an increase in the trailer to tractor ratio from 2.4 to 1 at June 30, 1994 to 2.6 to 1 at June 30, 1995. The increase in the trailer to tractor ratio is the result of providing additional trailers to improve customer service and tractor productivity.
The decrease in the average length of haul also contributed to the increased trailer to tractor ratio. These increases were partly offset by the effect of a change in the estimated salvage value for certain trailers. (See Note 2 to Consolidated Financial Statements.) Rent and purchased transportation increased from 12.3% to 12.5% of revenues due primarily to an increase in the use of intermodal and other third-party transportation services. Communications and utilities decreased from 1.9% to 1.5% of revenues, due to the purchase of the satellite tracking equipment which had been leased previously. Other operating expenses decreased from (.4%) to (1.1%) of revenues due to an increase in gains realized on the sale of revenue equipment to third parties.

Six Months Ended June 30, 1995 and 1994

Operating revenues increased by 12% for the six months ended June 30, 1995, compared to the same period of the previous year. The average number of tractors increased 7%, while revenue per loaded mile increased 3%.

Operating expenses, expressed as a percentage of operating revenues, increased to 90.2% for the six months ended June 30, 1995, compared to 89.0% for the same period of 1994. Salaries, wages and benefits increased from 35.7% to 36.8% of revenues, primarily due to the 2 cent per mile driver pay increase effective May 1, 1994, the retention of more experienced, higher paid drivers, and other driver pay increases, partially offset by a reduction in the estimated liability for accrued driver payroll of $2,400,000 during the first quarter of 1995. Fuel costs were comparable to the 1994 period. Supplies and maintenance increased from 8.6% to 9.2% of revenues due, in part, to increased third party loading and unloading, driver advertising and toll expenses. Insurance and claims decreased from 3.6% to 3.3% of revenues due primarily to favorable claims development. Depreciation increased from 10.3% to 10.9% of revenues due to the November 1994 purchase of satellite tracking equipment which had previously been leased, and the increased trailer to tractor ratio, partially offset by the effect of a change in the estimated salvage value for certain trailers. (See Note 2 to Consolidated Financial Statements.) Rent and purchased transportation increased from 12.1% to 12.5% of revenues due primarily to an increase in the use of intermodal and other third-party transportation services. Communications and utilities decreased due to the purchase of previously leased satellite tracking equipment. Other operating expenses decreased from (.4%) to (1.1%) of revenues due to increased gains realized on the sale of revenue equipment to third parties.

The Company's effective income tax rate (income tax expense as a percentage of income before income taxes) was 39.0% for the six months ended June 30, 1995, compared to 38.7% for the same period of 1994.

                                PART II

                           OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 2, 1995, for the purpose of electing three directors for three-year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. The voting tabulation was as follows:
                              Shares            Shares            Shares
                              Voted             Voted             Voted
                              "FOR"           "AGAINST"         "ABSTAIN"

Curtis G. Werner           22,838,811           45,600            642,556

Gerald H. Timmerman        22,884,411              -              642,556

Donald W. Rogert           22,884,411              -              642,556

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits


Exhibit                                             Page Number or Incorporated
Number                Description                          by Reference to

  10              Amended and Restated              Exhibit 10 to the Company's
                   Stock Option Plan                report on Form 10-Q for the
                                                    quarter ended May 31, 1994

  27              Financial Data Schedule           Page 11 of sequentially
                                                    numbered pages


(b)   Reports on Form 8-K - None


                                        SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WERNER ENTERPRISES, INC.


Date:    August 14, 1995            By:/s/Robert E. Synowicki
                                       Robert E. Synowicki
                                       Vice President, Treasurer
                                       and Chief Financial Officer




Date:    August 14, 1995            By:/s/John J. Steele
                                       John J. Steele
                                       Vice President - Controller
                                       and Secretary