Form 10-Q
period 1995-09-30
WERNER ENTERPRISES INC
filed 1995-11-14
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q

                       Quarterly Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934



   For the quarter ended                                Commission file number
    September 30, 1995                                                0-14690



                                   WERNER ENTERPRISES, INC.
                   (Exact name of registrant as specified in its charter.)



       NEBRASKA                                                    47-0648386
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 37308
OMAHA, NEBRASKA                 68137              (402)895-6640
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


                         YES [X]        NO [ ]

   As of October 31, 1995, 25,160,716 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

   Operating results for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

   These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1994).


Consolidated Statements of Income for the
   Three Months Ended September 30, 1995 and 1994 ................. Page 3

Consolidated Statements of Income for the
   Nine Months Ended September 30, 1995 and 1994 .................. Page 4

Consolidated Condensed Balance Sheets as of
   September 30, 1995 and December 31, 1994 ....................... Page 5

Consolidated Statements of Cash Flows for the
   Nine Months Ended September 30, 1995 and 1994 .................. Page 6

Notes to Consolidated Financial Statements
   as of September 30, 1995 ....................................... Page 7

                                   WERNER ENTERPRISES, INC.

                               CONSOLIDATED STATEMENTS OF INCOME


                                                   Three Months Ended
(Amounts in thousands, except per share data)         September 30
                                                   1995         1994
                                                      (Unaudited)
Operating revenues                               $150,303     $134,614

Operating expenses:
  Salaries, wages and benefits                     54,252       47,514
  Fuel                                             11,803       10,741
  Supplies and maintenance                         12,766       12,521
  Taxes and licenses                               12,485       11,095
  Insurance and claims                              6,520        4,134
  Depreciation                                     15,418       13,650
  Rent and purchased transportation                19,480       16,363
  Communications and utilities                      1,992        2,356
  Other                                            (1,422)        (836)
    Total operating expenses                      133,294      117,538

Operating income                                   17,009       17,076

Other expense (income):
  Interest expense                                    672          162
  Interest income                                    (291)        (168)
  Other                                                30           54
    Total other expense                               411           48

Income before income taxes                         16,598       17,028

Income taxes                                        6,473        6,641

Net income                                       $ 10,125     $ 10,387

Average common shares outstanding                  25,159       25,296

Earnings per share                                  $ .40        $ .41

                                   WERNER ENTERPRISES, INC.

                               CONSOLIDATED STATEMENTS OF INCOME


                                                   Nine Months Ended
(Amounts in thousands, except per share data)         September 30
                                                   1995         1994
                                                      (Unaudited)
Operating revenues                               $426,062     $380,230

Operating expenses:
  Salaries, wages and benefits                    155,851      135,299
  Fuel                                             34,435       30,774
  Supplies and maintenance                         38,029       33,694
  Taxes and licenses                               36,940       32,994
  Insurance and claims                             15,722       12,968
  Depreciation                                     45,595       38,978
  Rent and purchased transportation                53,866       45,971
  Communications and utilities                      6,210        7,189
  Other                                            (4,573)      (1,815)
    Total operating expenses                      382,075      336,052

Operating income                                   43,987       44,178

Other expense (income):
  Interest expense                                  1,661          414
  Interest income                                    (744)        (432)
  Other                                                95          137
    Total other expense                             1,012          119

Income before income taxes                         42,975       44,059

Income taxes                                       16,760       17,110

Net income                                       $ 26,215     $ 26,949

Average common shares outstanding                  25,173       25,320

Earnings per share                                 $ 1.04       $ 1.06

                                   WERNER ENTERPRISES, INC.

                             CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                 September 30    December 31
                                                   1995           1994
                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                     $ 15,541         $ 11,660
  Accounts receivable, net                        63,776           52,522
  Prepaid taxes, licenses and permits              3,435            7,826
  Other current assets                            15,783           16,168
    Total current assets                          98,535           88,176

Property and equipment                           520,013          479,289
Less - accumulated depreciation                  119,829          113,828
    Property and equipment, net                  400,184          365,461

                                                $498,719         $453,637


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 19,330         $ 18,564
  Insurance and claims accruals                   22,115           15,642
  Accrued payroll                                  8,698            9,888
  Income taxes payable                             4,905            5,659
  Other current liabilities                        8,527            7,534
    Total current liabilities                     63,575           57,287

Long-term debt                                    40,000           30,000

Insurance and claims accruals                     22,000           21,300

Other long-term liabilities                        2,736            3,136

Deferred income taxes                             71,021           65,500

Stockholders' equity                             299,387          276,414

                                                $498,719         $453,637

                                   WERNER ENTERPRISES, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
(In thousands)                                           September 30
                                                       1995       1994
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                         $26,215    $26,949
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                    45,595     38,978
      Deferred income taxes                            5,521      4,108
      Gain on disposal of operating equipment         (5,324)    (2,423)
      Tax benefit from exercise of stock options          -          98
      Long-term liabilities                              300        946
      Changes in certain working capital items:
        Accounts receivable, net                     (11,254)   (10,801)
        Prepaid expenses and other current assets      4,776        672
        Accounts payable                                 766        631
        Accrued payroll                               (1,190)     2,115
        Other current liabilities                      6,588      7,071
    Net cash provided by operating activities         71,993     68,344

Cash flows from investing activities:
  Additions to property and equipment               (102,771)  (100,439)
  Retirements of property and equipment               27,777     25,643
    Net cash used in investing activities            (74,994)   (74,796)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt            10,000     20,000
  Repayments of capitalized lease
    obligations                                           -      (4,552)
  Dividends on common stock                           (2,140)    (2,027)
  Repurchases of common stock                         (1,013)    (1,265)
  Stock options exercised                                 35        105
    Net cash provided by financing activities          6,882     12,261

Net increase in cash and cash equivalents              3,881      5,809
Cash and cash equivalents, beginning of period        11,660      9,815

Cash and cash equivalents, end of period             $15,541    $15,624


Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                           $ 2,625    $   356
  Income taxes                                        10,944      7,748

                                   WERNER ENTERPRISES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Commitments

     As of September 30, 1995, the Company has committed to capital expenditures of approximately $25,000,000 (net cost, after revenue equipment trade-in allowances of approximately $29,000,000).

(2) Change in Estimate

     The Company periodically reviews its estimates related to the useful lives and salvage values of its revenue equipment. Effective April 1, 1995, the Company changed, on a prospective basis, the estimated salvage value for certain trailers. This change was to reflect market changes in the value of used equipment and lower trailer utilization due to a higher trailer to tractor ratio. The change resulted in a decrease in depreciation expense of approximately $1,800,000 and an increase in net income of approximately $1,100,000 ($.04 per share) for the nine months ended September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition:

     During the nine months ended September 30, 1995, the Company generated cash flow from operations of $72.0 million and made long-term borrowings of $10 million, which enabled the Company to make net property additions, primarily revenue equipment, of $75.0 million, pay common stock dividends of $2.1 million and repurchase Company common stock of $1.0 million.

     The Company's long-term debt to equity ratio at September 30, 1995 was 13.4%, compared with 10.9% at December 31, 1994.

Results of Operations:

Three Months Ended September 30, 1995 and 1994

     Operating revenues increased 12% for the three months ended September 30, 1995, compared to the same period of the prior year. The average number of tractors increased by 10%, primarily due to expansion in the long-haul van and dedicated fleet markets. Revenue per loaded mile was comparable to the same period of the previous year. Tractor utilization (total miles per tractor) was slightly higher, primarily due to increased empty miles resulting from softer freight demand. Increased revenues from intermodal and other third-party transportation services also contributed to the overall increase in operating revenues.

     Operating expenses, expressed as a percentage of operating revenues, were 88.7% for the three months ended September 30, 1995, compared to 87.3% for the three months ended September 30, 1994. Salaries, wages and benefits increased from 35.3% of revenues to 36.1% of revenues due primarily to increased employee health benefit costs and the retention of more experienced, higher paid drivers. Fuel prices were comparable to the third quarter of 1994. Supplies and maintenance decreased from 9.3% to 8.5% of revenues primarily due to decreased driver advertising and tire expenses. Insurance and claims increased from 3.1% to 4.3% of revenues primarily as a result of unfavorable claims experience. Depreciation increased from 10.1% to 10.3% of revenues due primarily to the November 1994 purchase of satellite tracking equipment which was previously leased (and previously included in communications and utilities), and an increase in the trailer to tractor ratio from 2.4 to 1 at September 30, 1994 to 2.5 to 1 at September 30, 1995. The increase in the trailer to tractor ratio is the result of providing additional trailers to improve customer service and tractor productivity. A decrease in the average length of haul also contributed to the increased trailer to tractor ratio. These increases were partially offset by the effect of a change in the estimated salvage value for certain trailers. (See
Note 2 to Consolidated Financial Statements.) Rent and purchased transportation increased from 12.2% to 13.0% of revenues due primarily to an increase in the use of intermodal and other third-party transportation services. Communications and utilities decreased from 1.7% to 1.3% of revenues, due primarily to the purchase of the satellite tracking equipment which had been leased previously. Other operating expenses decreased from (.6%) to (.9%) of revenues due mainly to an increase in gains realized on the sale of revenue equipment to third parties.

      Interest expense increased from .1% to .5% of revenues due to an increase in the average outstanding amount of long-term borrowings. The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 39.0% for the three-month periods ended September 30, 1995 and 1994.

Nine Months Ended September 30, 1995 and 1994

      Operating revenues increased by 12% for the nine months ended September 30, 1995, compared to the same period of the previous year. The average number of tractors increased 8%, while revenue per loaded mile increased 2%. Increased revenues from intermodal and other third-party transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, increased to 89.7% for the nine months ended September 30, 1995, compared to 88.4% for the same period of 1994. Salaries, wages and benefits increased from 35.6% to 36.6% of revenues, primarily due to a 2 cent per mile driver pay increase effective May 1, 1994, the retention of more experienced, higher paid drivers, and increased employee health benefit costs, partially offset by a reduction in the estimated liability for accrued driver payroll of $2,400,000 during the first quarter of 1995. Supplies and maintenance was comparable as a percentage of revenues to the same period of 1994, as increased third-party loading and unloading costs were offset by decreased driver advertising and tire expenses. Fuel costs were comparable to the 1994 period. Insurance and claims increased from 3.4% to 3.7% of revenues due primarily to unfavorable claims experience. Depreciation increased from 10.2% to 10.7% of revenues due primarily to the November 1994 purchase of satellite tracking equipment which had previously been leased, and the increased trailer to tractor ratio, partially offset by the effect of a change in the estimated salvage value for certain trailers. (See Note 2 to Consolidated Financial Statements.) Rent and purchased transportation increased from 12.1% to 12.6% of revenues due primarily to an increase in the use of intermodal and other third-party transportation services. Communications and utilities decreased primarily due to the purchase of previously leased satellite tracking equipment. Other operating expenses decreased from (.5%) to (1.1%) of revenues mainly due to increased gains realized on the sale of revenue equipment to third parties.

      Interest expense increased from .1% to .4% of revenues due to an increase in the average outstanding amount of long-term borrowings. The Company's effective income tax rate was 39.0% for the nine months ended September 30, 1995, compared to 38.8% for the same period of 1994.

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

                                           WERNER ENTERPRISES, INC.


Date:    November 14, 1995          By:/s/Robert E. Synowicki
                                        Robert E. Synowicki
                                        Vice President, Treasurer
                                        and Chief Financial Officer




Date:    November 14, 1995          By:/s/John J. Steele
                                        John J. Steele
                                        Vice President - Controller
                                        and Secretary