Form 10-K405
period 1995-12-31
WERNER ENTERPRISES INC
filed 1996-03-28
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                        FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1995
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

                               Yes  X   No ___

The aggregate market value of the registrant's $.01 par value common stock held by nonaffiliates of the registrant as of March 15, 1996 was $327,902,238 (based upon $23.75 per share closing price on that date, as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are affiliates.

As of March 15, 1996, 25,191,916 shares of the registrant's common stock were outstanding.

Exhibit index is located on page 13. Portions of the 1995 Annual Report to Stockholders are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 14, 1996 are incorporated in Part III of this report.

                              PAGE 1 OF 29 PAGES

                                            PART I
ITEM  1.  BUSINESS

General

Werner Enterprises, Inc. is a transportation company primarily engaged in hauling truckload shipments of general commodities in both interstate and intrastate commerce, with its headquarters in Omaha, Nebraska. References to Werner or the Company are to Werner Enterprises, Inc. and its wholly-owned subsidiaries. The Company operates throughout the 48 contiguous states pursuant to operating authority, both common and contract, granted by the Department of Transportation and pursuant to intrastate authority granted by various states. The Company also has authority to operate in eight provinces of Canada and has through trailer service in and out of Mexico. The principal types of freight transported include retail store merchandise, foodstuffs, beverages and beverage containers, paper products, plastic products, metal products, lumber and building materials.

Marketing and Operations

Werner's business philosophy is to provide "high service, low cost" transportation services. The Company has achieved this by (1) meeting the special needs of its customers; (2) careful attention to its quality work force; and (3) operating premium, modern equipment. Until 1992, the Company operated in the high-service end of the dry van and flatbed medium-to-long-haul segments of the truckload market which continues to be the Company's major revenue source. In these markets, the Company focuses on shippers who value the broad geographic coverage, customized services and flexibility available from a larger, financially stable carrier. These shippers are generally less sensitive to rate levels, preferring to have their freight handled by a few "core" carriers with whom they can establish service-based, long-term relationships.

In order to strengthen these customer relationships and to provide opportunities for profitable growth, the Company began expanding into new markets beginning in 1992. The Company's management analyzed possible new markets based on the following criteria: market size, cost of entry, potential long-term profitability and synergy with the Company's existing business. It was decided to enter into three new markets: regional short-haul, temperature-controlled and dedicated fleet services. Regional short-haul consists of dry-van freight with a shorter length of haul, generally around a major metropolitan area or areas. Temperature-controlled freight requires specialized van trailers for products which are sensitive to temperature conditions. Dedicated fleet services involves assuming total responsibility for the transportation needs of a specific customer and generally replacing their private fleet. In 1993, the Company also began offering logistics services and rail intermodal transportation services. These service offerings build on the Company's existing strengths in its traditional markets and strategically position the Company to provide a broad range of transportation services for its customers. See "Revenue Equipment" for the number of tractors operated in each of the Company's service divisions.

The Company continues to improve its operational efficiencies by applying new technologies and refining its management processes. In 1993 the Company completed installation of two-way, satellite-based communications equipment in the entire fleet. This technology streamlines communication between drivers and the Company. Customers also benefit from the flexibility and quick response provided by real-time communications. The Company's satellite communication technology is complemented by a load optimization system which considers factors such as transit time, maintenance, driver needs and equipment needs in making optimal dispatch recommendations. The Company also utilizes Electronic Data Interchange (EDI) which allows customers to network with the Company to send and track orders, receive billing information, etc. In addition, the Company continues to refine its formal quality improvement program to satisfy customers' needs cost effectively.

The Company has a diversified customer base and is not dependent on a small group of customers or a specific industry for its freight. During 1995, the Company's largest 5, 10 and 25 customers comprised approximately 19%, 25% and 37% of the Company's revenues, respectively.

Seasonality

In the trucking industry, revenues generally show a seasonal pattern as some customers reduce shipments during and after the winter holiday season. The Company's operating expenses have historically been slightly higher in the winter months due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder weather. However, the Company attempts to minimize the impact of seasonality through its marketing program which seeks additional freight from certain customers during traditionally slower shipping periods. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.

Employees and Owner-Operator Drivers

As of December 31, 1995, the Company employed 4,542 drivers, 440 mechanics and maintenance personnel, and 840 management, administrative and support personnel. The Company also had contracts with independent contractors (owner-operators) for the services of 676 tractors that provide both a tractor and a qualified driver or drivers. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

The Company recognizes that its professional driver work force is one of its most valuable assets. Over the past four years, several driver retention programs have been introduced by the Company - including creation of a pay package that more fairly compensates drivers for work associated with their job (loading and unloading, extra stops, and layovers, for example). These extra pay items are in addition to the drivers' mileage based pay which increases with a driver's length of service and incentive pay such as a fuel efficiency bonus and a mileage bonus. Effective May 1, 1994, the Company increased the mileage pay for Company drivers by two cents per mile. This increase has helped the Company to attract and retain qualified drivers to meet its growth plans. Also, a regular schedule of driver/top management meetings was initiated approximately four years ago to share information and concerns and seek mutually satisfactory solutions. As a result of management's attention to driver retention, the Company has significantly reduced its driver turnover over the past several years, to a level believed to be below the industry average.

At times, there are shortages of drivers in the trucking industry, particularly the long-haul segment. The Company's management believes that the number of qualified drivers in the industry has been reduced because of the Federal License Program implemented during 1992, elimination of federal funding for driving schools, as well as individual drivers' desire to be home more often. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future.

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

Revenue Equipment

As of December 31, 1995, the Company operated 3,674 Company-owned tractors and had contracts for 676 tractors owned by owner-operators. The tractors as of December 31, 1995 were operated in the Company's service divisions as follows: 2,880 medium-to-long-haul dry vans; 340 medium-to-long-haul flatbeds; 460 regional short-haul vans; 290 temperature-controlled; and 380 dedicated. Approximately 70% of the Company's tractors are manufactured by Freightliner. This standardization decreases downtime by simplifying maintenance. The Company adheres to a comprehensive maintenance program for both tractors and trailers. Due to continuous upgrading of the Company-owned tractor fleet, the average age was 1.5 years at December 31, 1995. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the Department of Transportation. These tractors are then periodically inspected, similar to Company-owned tractors, to monitor continued compliance.

The Company operated 11,060 trailers at December 31, 1995 in the Company's service divisions as follows: 9,695 dry vans; 759 flatbed; 537 temperature controlled; and 69 other specialized trailers. As of December 31, 1995, 96% of the Company's fleet of van trailers consisted of 53-foot trailers of which 8,827 of these 53-foot trailers are the new "plate" trailer design which provides more capacity. Other trailer lengths such as 27-foot and 57-foot are also provided by the Company to meet the specialized needs of customers. The average age of the trailer fleet was 1.9 years at December 31, 1995.

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

The Company maintains above-ground and underground fuel storage tanks at certain of its terminals. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Regulation

The Company is a motor carrier formerly regulated by the Interstate Commerce Commission (ICC). The ICC Termination Act of 1995 transferred regulation of motor carriers to the Surface Transportation Board of the United States Department of Transportation (DOT), which assumed some of the former functions of the ICC effective January 1, 1996, generally governing matters such as registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions, and periodic financial reporting. Motor carrier operations are also subject to safety requirements prescribed by the DOT governing interstate operation. The Company currently has a satisfactory DOT safety rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could have an adverse effect on the Company, as some of the Company's contracts with customers require a satisfactory rating. Such matters as weight and dimensions of equipment are also subject to federal, state and international regulations.

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

The Company currently has authority to carry freight on an intrastate basis in 39 states. The Federal Aviation Administration Authorization Act of 1994 (the FAAA Act) amended sections of the Interstate Commerce Act to prevent states from regulating rates, routes or service of motor carriers after January 1, 1995. The FAAA Act did not address state oversight of motor carrier safety and financial responsibility, or state taxation of transportation. If a carrier wishes to operate in a state where it did not previously have intrastate authority, it must, in most cases, still apply for authority. The Company is currently in the process of applying for intrastate authority in several of the remaining states where it does not currently have such authority.

Competition

The trucking industry is highly competitive and includes thousands of trucking companies. The Company competes primarily with other truckload carriers. Railroads, less-than-truckload carriers and private carriers also provide competition, but to a lesser degree. Deregulation of the trucking industry in 1980 created an influx of truckload carriers which, with other factors, created downward pressure on the industry's price structure.

Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone. Few other truckload carriers have greater financial resources, own more equipment or carry a larger volume of freight than the Company. The Company is one of the five largest truckload carriers in the trucking industry.

ITEM  2.  PROPERTIES

Werner's headquarters is located along Interstate 80 just west of Omaha, Nebraska, on approximately 210 acres, 171 of which are held for future expansion. The headquarters consist of the Company's 108,000 square-foot office building, a 5,000 square-foot computer center, and 73,000 square feet of maintenance and repair facilities containing a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers and a paint booth. Additionally, the maintenance area includes a drivers' lounge, a drivers' orientation section and a Company store.

The Company and its subsidiaries own a 22,000 square-foot terminal in Springfield, Ohio, a 32,000 square-foot facility in Denver, a 18,000 square-foot facility in Los Angeles, a 31,000 square-foot terminal in Atlanta, and a 27,000 square-foot terminal in Dallas. All five locations include office and maintenance space. The Company also is constructing a 25,000 square-foot full-service terminal in Phoenix which is scheduled to open in the Spring of 1996.

Additionally, the Company leases several small sales offices and/or trailer parking yards in various locations throughout the country.

ITEM  3.  LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company has assumed liability up to $500,000 per claim and a $1,000,000 annual aggregate amount of liability between $500,000 and $1,000,000 for personal injury and property damage claims. The Company maintains insurance which covers liability in excess of this amount to coverage levels that management considers adequate. The Company believes that adverse results in one or more of these claims would not have a material adverse effect on its results of operations or financial position. The information set forth in Note (1) "Insurance and Claims Accruals" on page 20, Note (4) "Insurance and Claims" on page 21 and Note (7) "Commitments and Contingencies" on page 23 of the Annual Report is incorporated herein by reference.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1995, no matters were submitted to a vote of security holders.

PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Price Range of Common Stock" and "Dividend Policy" on page 24 of the Annual Report, "Consolidated Statements of Stockholders' Equity" on page 19 of the Annual Report, and Note
(1) "Common Stock and Earnings Per Share" on page 21 of the Annual Report is incorporated herein by reference.

ITEM  6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Financial Highlights" on page 1 of the Annual Report is incorporated herein by reference.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

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

No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1995, involving a change of accountants or disagreements on accounting and financial disclosure.

PART III

Certain information required by Part III is omitted from this report on Form 10-K in that the Company will file a definitive proxy statement pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

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
                                                               Page

      Report of Independent Public Accountants on Schedule      11
          Schedule II -- Valuation and Qualifying Accounts      12

      (3) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report on Form 10-K (see Exhibit Index).

      (4) Reports on Form 8-K -- There were no reports on Form 8-K filed by the Company during the fourth quarter of 1995.

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

These persons do not receive compensation for their services as members of the Option Committee, except outside directors, who receive a fee of $2,000 for each meeting of the Option Committee they attend if not held on a day on which a meeting of the Board of Directors is held.

The information set forth in Note (6) "Stock Option Plan" on page 22 of the Annual Report is incorporated herein by reference. No stock appreciation rights are outstanding. All employees to whom options were granted were provided with a copy of the Stock Option Plan's Prospectus, as well as the Company's most recent Annual Report.

Employee Stock Purchase Plan

Any person employed by the Company or any subsidiary at least 90 days and who is employed at least 20 hours per week on a regular basis may participate in the Company's Employee Stock Purchase Plan (the Purchase Plan). Eligible participants designate the amount of regular payroll deductions and/or a single annual payment, subject to a $1,950 yearly maximum amount, that will be used to purchase shares of the Company's common stock on the Over-The-Counter Market subject to the terms of the Purchase Plan. The Company contributes an amount equal to 15% of each participant's contributions under the Purchase Plan. Interest accrues on Purchase Plan contributions at a rate of 5.25%. The broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan are paid by the Company.
As of December 31, 1995, 480 employees were participating in the Purchase
Plan.

The administrator of the Purchase Plan is John J. Steele, Vice President - Controller and Secretary of the Company, Post Office Box 37308, Omaha, Nebraska 68137. Mr. Steele has received no compensation for his services as administrator.

The broker utilized by the Company to make purchases under the Purchase Plan is Smith Barney, Inc., 388 Greenwich Street, New York, New York 10013. The total amount of compensation received by Smith Barney, Inc. from the Purchase Plan for services in all capacities during the year ended December 31, 1995 was $8,593. Participants are provided with a copy of the Purchase Plan's Prospectus, as well as the Company's most recent Annual Report and any quarterly reports prepared since the Annual Report.

Following each purchase under the Purchase Plan, each participant receives a statement from the broker detailing the number of shares purchased, the purchase price, and the accumulated number of shares owned by the participant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1996.
                                 WERNER ENTERPRISES, INC.

                                By:  /s/ Robert E. Synowicki, Jr.
                                      Robert E. Synowicki, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                       Position                        Date

/s/ Clarence L. Werner          Chairman of the Board,       March 26, 1996
Clarence L. Werner                Chief Executive Officer
                                  and Director

/s/ Gary L. Werner              Vice Chairman, President     March 26, 1996
Gary L. Werner                    and Director

/s/ Curtis G. Werner            Executive Vice President,    March 26, 1996
Curtis G. Werner                  Chief Operating Officer
                                  and Director

/s/ Gregory L. Werner           Executive Vice President     March 26, 1996
Gregory L. Werner                     and Director

/s/ Robert E. Synowicki, Jr.    Executive Vice President     March 26, 1996
Robert E. Synowicki, Jr.          and Chief Financial Officer


/s/ John J. Steele              Vice President - Controller  March 26, 1996
John J. Steele                    and Secretary


/s/ Irving B. Epstein           Director                     March 26, 1996
Irving B. Epstein


/s/ Martin F. Thompson          Director                     March 26, 1996
Martin F. Thompson


/s/ Gerald H. Timmerman         Director                     March 26, 1996
Gerald H. Timmerman


/s/ Gail M. Werner-Robertson    Director                     March 26, 1996
Gail M. Werner-Robertson


/s/ Donald W. Rogert            Director                     March 26, 1996
Donald W. Rogert

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders and Board of Directors of Werner Enterprises, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Werner Enterprises, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                   ARTHUR ANDERSEN LLP

Omaha, Nebraska,
January 24, 1996

                                                                  SCHEDULE II

                                WERNER ENTERPRISES, INC.


                            VALUATION AND QUALIFYING ACCOUNTS
                                     (In thousands)


                                 Balance at  Charged to  Writeoff  Balance at
                                  Beginning  Costs and  of Doubtful    End of
                                  of Period   Expenses   Accounts      Period

Year ended December 31, 1995:
  Allowance for doubtful accounts   $2,791      $606       $157        $3,240

Year ended December 31, 1994:
  Allowance for doubtful accounts   $2,552      $455       $216        $2,791

Year ended December 31, 1993:
  Allowance for doubtful accounts   $2,444      $360       $252        $2,552

                                 EXHIBIT INDEX


   Exhibit                                        Page Number or Incorporated
   Number               Description                     by Reference to

    3(i)(A)    Revised and Amended Articles       Exhibit 3 to Registration
                 of Incorporation                 Statement on Form S-1,
                                                  Registration No. 33-5245

    3(i)(B)    Articles of Amendment to           Exhibit 3(i) to the
                 Articles of Incorporation        Company's report on Form
                                                  10-Q for the quarter ended
                                                  May 31, 1994

     3(ii)     Revised and Amended By-Laws        Exhibit 3(ii) to the
                                                  Company's report on Form
                                                  10-K for the year ended
                                                  December 31, 1994

     10        Amended and Restated Stock         Exhibit 10 to the Company's
                 Option Plan                      report on Form 10-Q for the
                                                  quarter ended May 31, 1994

     13        Incorporated by reference          Page 14 of sequentially
                 sections of Annual Report        numbered pages
                 to Stockholders for the
                 year ended December 31, 1995

     21        Subsidiaries of the                Page 27 of sequentially
                 Registrant                       numbered pages

     23        Consent of Arthur Andersen LLP     Page 28 of sequentially
                                                  numbered pages

     27        Financial Data Schedule            Page 29 of sequentially
                                                  numbered pages