Form 10-Q
period 1996-03-31
WERNER ENTERPRISES INC
filed 1996-05-10
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                                 Commission file number
March 31, 1996                                                       0-14690


                          WERNER ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)


NEBRASKA                                                          47-0648386
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 37308
OMAHA, NEBRASKA                    68137                       (402)895-6640
(Address of principal           (Zip Code)   (Registrant's telephone number)
   executive offices)


                   --------------------------------------

      Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES [X]        NO [ ]


      As of April 30, 1996, 25,193,627 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

      Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1995).


Consolidated Statements of Income for the
     Three Months Ended March 31, 1996 and 1995........................Page 3

Consolidated Condensed Balance Sheets as of
     March 31, 1996 and December 31, 1995..............................Page 4

Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1996 and 1995........................Page 5

Notes to Consolidated Financial Statements
     as of March 31, 1996..............................................Page 6

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
(Amounts in thousands, except per share data)              March 31
                                                      1996          1995
                                                         (Unaudited)

Operating revenues                                  $147,903     $132,434

Operating expenses:
  Salaries, wages and benefits                        52,377       47,361
  Fuel                                                13,368       10,841
  Supplies and maintenance                            12,723       12,795
  Taxes and licenses                                  12,402       12,129
  Insurance and claims                                 5,287        4,493
  Depreciation                                        15,616       15,271
  Rent and purchased transportation                   22,930       16,451
  Communications and utilities                         1,876        2,082
  Other                                                 (911)      (1,587)
     Total operating expenses                        135,668      119,836

Operating income                                      12,235       12,598

Other expense (income):
  Interest expense                                       649          493
  Interest income                                       (396)        (241)
  Other                                                   36           31
     Total other expense                                 289          283

Income before income taxes                            11,946       12,315

Income taxes                                           4,658        4,803

Net income                                          $  7,288     $  7,512

Average common shares outstanding                     25,185       25,198

Earnings per share                                  $    .29     $    .30

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                       March 31   December 31
                                                       1996         1995
                                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $ 23,570      $ 16,227
  Accounts receivable, net                             56,214        57,871
  Prepaid taxes, licenses and permits                   6,426         7,752
  Other current assets                                 18,228        19,145
     Total current assets                             104,438       100,995

Property and equipment                                527,430       526,208
Less - accumulated depreciation                       122,754       119,524
  Property and equipment, net                         404,676       406,684

                                                     $509,114      $507,679

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 16,226      $ 15,719
  Insurance and claims accruals                        20,735        19,073
  Accrued payroll                                       8,523         7,718
  Income taxes payable                                  2,297         3,226
  Other current liabilities                             9,103         8,455
     Total current liabilities                         56,884        54,191

Long-term debt                                         30,000        40,000

Insurance and claims accruals                          26,000        26,000

Other long-term liabilities                             2,736         2,736

Deferred income taxes                                  77,790        75,700

Stockholders' equity                                  315,704       309,052

                                                     $509,114      $507,679

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
(In thousands)                                              March 31
                                                       1996           1995
                                                            (Unaudited)

Cash flows from operating activities:
  Net income                                          $ 7,288       $ 7,512
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                    15,616        15,271
       Deferred income taxes                            2,090         2,155
       Gain on disposal of operating equipment         (1,300)       (1,909)
       Long-term liabilities                                -        (1,000)
       Changes in certain working capital items:
          Accounts receivable, net                      1,657         3,897
          Prepaid expenses and other current assets     2,243         1,214
          Accounts payable                                507        (4,801)
          Accrued payroll                                 805        (1,001)
          Other current liabilities                     1,381         1,181
     Net cash provided by operating activities         30,287        22,519

Cash flows from investing activities:
  Additions to property and equipment                 (19,491)      (34,866)
  Retirements of property and equipment                 7,183        10,304
     Net cash used in investing activities            (12,308)      (24,562)

Cash flows from financing activities:
  Repayments of long-term debt                        (10,000)            -
  Dividends on common stock                              (755)         (630)
  Repurchases of common stock                               -          (923)
  Stock options exercised                                 119             7
     Net cash used in financing activities            (10,636)       (1,546)

Net increase (decrease) in cash and cash equivalents    7,343        (3,589)
Cash and cash equivalents, beginning of period         16,227        11,660

Cash and cash equivalents, end of period              $23,570       $ 8,071

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                            $   703       $   460
  Income taxes                                          3,458         2,812

                          WERNER ENTERPRISES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Commitments

      As of March 31, 1996, the Company has committed to capital expenditures of approximately $42,000,000 (net cost, after revenue equipment trade-in allowances of approximately $16,000,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition:

      During the three months ended March 31, 1996, the Company generated cash flow from operations of $30.3 million. After the Company made net property additions, primarily revenue equipment, of $12.3 million, repaid long-term debt of $10.0 million and paid common stock dividends of $.8 million, cash and cash equivalents increased by $7.3 million.

      The Company's long-term debt to equity ratio at March 31, 1996 was 9.5%, compared with 12.9% at December 31, 1995.

Results of Operations:

Three Months Ended March 31, 1996 and 1995

      Operating revenues increased 12% for the three months ended March 31, 1996, compared to the same period of the prior year. The average number of tractors increased by 7%, primarily due to expansion in the long-haul van fleet during the last nine months of 1995. Revenue per mile was comparable to the same period of the previous year. Loaded miles per tractor during the three months ended March 31, 1996 increased 4% due to an increased emphasis on team freight (tractors operated with two drivers) and management focus on maximizing equipment utilization. Increased revenues from logistics transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, were 91.7% for the three months ended March 31, 1996, compared to 90.5% for the three months ended March 31, 1995. Owner-operator tractors represented a larger percentage of total tractors during the quarter ended March 31, 1996 (17.2%), compared to the same period of 1995 (14.5%), which caused a shift in expenses as a percentage of operating revenues from the salaries, wages and benefits; fuel; supplies and maintenance; taxes and licenses; and depreciation categories (owner-operators are independent contractors and are responsible for these costs under their contracts with the Company) to the rent and purchased transportation category. The Company's increased use of logistics transportation services also contributed to the shift in costs to the rent and purchased transportation category.

     Salaries, wages and benefits decreased from 35.8% to 35.4% of revenues due primarily to the increase in the percentage of owner-operator tractors, partially offset by the effect of a $2,400,000 reduction in the estimated liability for accrued driver payroll during the first quarter of 1995.

      Fuel increased from 8.2% to 9.0% of revenues, due mainly to increased average fuel prices during the first quarter of 1996, partially offset by the increase in the percentage of owner-operator tractors. If the higher fuel prices continue, future operating results could be adversely affected. During April 1996, the Company began collecting a fuel surcharge from customers which will partially offset the increased fuel prices. However, the Company cannot predict whether the higher fuel prices will continue or the extent to which fuel surcharges will be collected to offset such increases.

      Supplies and maintenance decreased from 9.7% to 8.6% of revenues due primarily to the increased percentage of owner-operator tractors, increased use of logistics transportation services, and decreased general administrative costs. Taxes and licenses decreased from 9.1% to 8.4% of revenues due primarily to the increased percentage of owner-operators, increased use of logistics services, and refunds of state sales taxes. Depreciation decreased from 11.5% to 10.5% of revenues due principally to the increased percentage of owner-operator tractors, increased tractor utilization, and the effect of an increase in the estimated salvage value of certain trailers effective April 1, 1995. Other operating expenses increased from (1.2%) to (.6%) of revenues mainly due to a decrease in gains realized on the sale of revenue equipment to third parties.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 39.0% for the three month periods ended March 31, 1996 and 1995.

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

                                    WERNER ENTERPRISES, INC.


Date:          May 10, 1996             By:  /s/Robert E. Synowicki, Jr.
                                        Robert E. Synowicki, Jr.
                                        Executive Vice President and
                                             Chief Financial Officer




Date:          May 10, 1996             By:  /s/John J. Steele
                                        John J. Steele
                                        Vice President - Controller and
                                             Secretary