Form 10-Q
period 1996-06-30
WERNER ENTERPRISES INC
filed 1996-08-08
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                                 Commission file number
June 30, 1996                                                        0-14690


                          WERNER ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)


NEBRASKA                                                          47-0648386
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 37308
OMAHA, NEBRASKA                    68137                       (402)895-6640
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


                            YES [X]        NO [ ]


     As of July 31, 1996, 25,310,339 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

      Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1995).


Consolidated Statements of Income for the
     Three Months Ended June 30, 1996 and 1995.........................Page 3

Consolidated Statements of Income for the
     Six Months Ended June 30, 1996 and 1995...........................Page 4

Consolidated Condensed Balance Sheets as of
     June 30, 1996 and December 31, 1995...............................Page 5

Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1996 and 1995...........................Page 6

Notes to Consolidated Financial Statements
     as of June 30, 1996...............................................Page 7

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
(Amounts in thousands, except per share data)               June 30
                                                      1996          1995
                                                         (Unaudited)

Operating revenues                                  $159,640     $143,325

Operating expenses:
  Salaries, wages and benefits                        56,781       54,238
  Fuel                                                15,060       11,791
  Supplies and maintenance                            13,177       12,468
  Taxes and licenses                                  13,027       12,326
  Insurance and claims                                 4,610        4,709
  Depreciation                                        15,849       14,906
  Rent and purchased transportation                   23,385       17,935
  Communications and utilities                         2,013        2,136
  Other                                                 (907)      (1,564)
     Total operating expenses                        142,995      128,945

Operating income                                      16,645       14,380

Other expense (income):
  Interest expense                                       475          496
  Interest income                                       (371)        (212)
  Other                                                   37           34
     Total other expense                                 141          318

Income before income taxes                            16,504       14,062

Income taxes                                           6,481        5,484

Net income                                          $ 10,023     $  8,578

Average common shares outstanding (Note 1)            25,197       25,161

Earnings per share (Note 1)                         $    .40     $    .34

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                        Six Months Ended
(Amounts in thousands, except per share data)               June 30
                                                      1996          1995
                                                         (Unaudited)

Operating revenues                                  $307,543     $275,759

Operating expenses:
  Salaries, wages and benefits                       109,158      101,599
  Fuel                                                28,428       22,632
  Supplies and maintenance                            25,900       25,263
  Taxes and licenses                                  25,429       24,455
  Insurance and claims                                 9,897        9,202
  Depreciation                                        31,465       30,177
  Rent and purchased transportation                   46,315       34,386
  Communications and utilities                         3,889        4,218
  Other                                               (1,818)      (3,151)
     Total operating expenses                        278,663      248,781

Operating income                                      28,880       26,978

Other expense (income):
  Interest expense                                     1,124          989
  Interest income                                       (767)        (453)
  Other                                                   73           65
     Total other expense                                 430          601

Income before income taxes                            28,450       26,377

Income taxes                                          11,139       10,287

Net income                                          $ 17,311     $ 16,090

Average common shares outstanding (Note 1)            25,191       25,180

Earnings per share (Note 1)                         $    .69     $    .64

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                        June 30    December 31
                                                        1996         1995
                                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $ 22,654      $ 16,227
  Accounts receivable, net                             62,368        57,871
  Prepaid taxes, licenses and permits                   4,575         7,752
  Other current assets                                 17,293        19,145
     Total current assets                             106,890       100,995

Property and equipment                                542,519       526,208
Less - accumulated depreciation                       128,816       119,524
  Property and equipment, net                         413,703       406,684

                                                     $520,593      $507,679

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 15,039      $ 15,719
  Insurance and claims accruals                        19,832        19,073
  Accrued payroll                                       9,725         7,718
  Income taxes payable                                  1,776         3,226
  Other current liabilities                             8,711         8,455
     Total current liabilities                         55,083        54,191

Long-term debt                                         30,000        40,000

Insurance and claims accruals                          27,000        26,000

Other long-term liabilities                             2,784         2,736

Deferred income taxes                                  80,586        75,700

Stockholders' equity                                  325,140       309,052

                                                     $520,593      $507,679

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
(In thousands)                                              June 30
                                                       1996           1995
                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                          $17,311       $16,090
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                    31,465        30,177
       Deferred income taxes                            4,886         2,616
       Gain on disposal of operating equipment         (2,518)       (3,750)
       Long-term liabilities                            1,048        (1,000)
       Changes in certain working capital items:
          Accounts receivable, net                     (4,497)       (2,630)
          Prepaid expenses and other current assets     5,029         3,847
          Accounts payable                               (680)       (1,280)
          Accrued payroll                               2,007         1,269
          Other current liabilities                      (562)         (152)
     Net cash provided by operating activities         53,489        45,187

Cash flows from investing activities:
  Additions to property and equipment                 (51,985)      (70,920)
  Retirements of property and equipment                16,019        19,630
     Net cash used in investing activities            (35,966)      (51,290)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                  -        10,000
  Repayments of long-term debt                        (10,000)             -
  Dividends on common stock                            (1,511)       (1,385)
  Repurchases of common stock                               -        (1,013)
  Stock options exercised                                 415            16
     Net cash provided by (used in) financing
       activities                                     (11,096)        7,618

Net increase in cash and cash equivalents               6,427         1,515
Cash and cash equivalents, beginning of period         16,227        11,660

Cash and cash equivalents, end of period              $22,654       $13,175

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                            $ 1,190       $ 1,993
  Income taxes                                          7,664         9,530

                          WERNER ENTERPRISES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Common Stock Split

      On July 16, 1996, the Company announced that its Board of Directors declared a three-for-two split of the Company's common stock effected in the form of a 50 percent stock dividend. The stock split will be payable on or about August 9, 1996 to stockholders of record at the close of business on July 26, 1996. No fractional shares of common stock will be issued in connection with the stock split. Stockholders entitled to a fractional share will receive a proportional cash payment based on the closing price of a share of common stock on July 26, 1996.

The Company's average common shares outstanding and earnings per share, after giving retroactive effect for the three-for-two stock split, are as follows:

                                                        Three Months Ended
                                                              June 30
                                                        1996           1995

     Average common shares outstanding                 37,795         37,742

     Earnings per share                                $  .27         $  .23

                                                         Six Months Ended
                                                              June 30
                                                        1996           1995

     Average common shares outstanding                 37,786         37,770

     Earnings per share                                $  .46         $  .43

(2) Commitments

      As of June 30, 1996, the Company has committed to capital expenditures of approximately $33,000,000 (net cost, after revenue equipment trade-in allowances of approximately $13,000,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition:

      During the six months ended June 30, 1996, the Company generated cash flow from operations of $53.5 million. After the Company made net property additions, primarily revenue equipment, of $36.0 million, repaid long-term debt of $10.0 million and paid common stock dividends of $1.5 million, cash and cash equivalents increased by $6.4 million.

      The Company's long-term debt to equity ratio at June 30, 1996 was 9.2%, compared with 12.9% at December 31, 1995.

Results of Operations:

Three Months Ended June 30, 1996 and 1995

      Operating revenues increased 11% for the three months ended June 30, 1996, compared to the same period of the prior year. The average number of tractors increased by 6%, primarily due to expansion in the long-haul van fleet. Revenue per mile, excluding a temporary fuel surcharge, was comparable to the same period of the previous year. Miles per tractor during the three months ended June 30, 1996 increased 4% compared to the same period of the prior year, due to management focus on maximizing equipment utilization, an increase in freight serviced by team drivers and an improvement in freight demand. Increased revenues from logistics transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, were 89.6% for the three months ended June 30, 1996, compared to 90.0% for the three months ended June 30, 1995. Owner-operator tractors represented a larger percentage of total tractors during the quarter ended June 30, 1996 (17.6%), compared to the same period of 1995 (14.6%), which caused a shift in expenses as a percentage of operating revenues from the salaries, wages and benefits; fuel; supplies and maintenance; taxes and licenses; and depreciation categories (owner-operators are independent contractors and are responsible for these costs under their contracts with the Company) to the rent and purchased transportation category. The Company's increase in logistics transportation services also contributed to the shift in costs to the rent and purchased transportation category.

     Salaries, wages and benefits decreased from 37.9% to 35.6% of revenues due primarily to the increase in the percentage of owner-operator tractors.

      Fuel increased from 8.2% to 9.4% of revenues, due mainly to increased average fuel prices during the quarter, partially offset by the increase in the percentage of owner-operator tractors. During April 1996, the Company began collecting a temporary fuel surcharge from customers which partially offset the increased fuel prices. Fuel prices returned to lower levels at the end of the quarter. The Company cannot predict whether higher fuel prices will occur in the future or the extent to which fuel surcharges will be collected to offset such increases.

      Supplies and maintenance decreased from 8.7% to 8.3% of revenues due primarily to the increased percentage of owner-operator tractors, increase in logistics transportation revenues, and decreased general administrative costs. Taxes and licenses decreased from 8.6% to 8.2% of revenues due primarily to the increased percentage of owner-operators, and the increase in logistics revenues. Insurance and claims decreased from 3.3% to 2.9% of revenues due to favorable claims experience. Depreciation decreased from 10.4% to 9.9% of revenues due principally to the increased percentage of owner-operator tractors and increased tractor utilization. Other operating expenses increased from (1.1%) to (.6%) of revenues mainly due to a decrease in gains realized on the sale of revenue equipment to third parties.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 39.3% and 39.0% for the three month periods ended June 30, 1996 and 1995,respectively.

Six Months Ended June 30, 1996 and 1995

      Operating revenues increased by 12% for the six months ended June 30, 1996, compared to the same period of the previous year. The average number of tractors increased 6%. Miles per tractor during the six months ended June 30, 1996 increased 4% compared to the same period of the prior year, due to management focus on maximizing equipment utilization, an increase in freight serviced by team drivers and an improvement in freight demand.

      Operating expenses, expressed as a percentage of operating revenues, increased to 90.6% for the six months ended June 30, 1996, compared to 90.2% for the same period of 1995. Salaries, wages and benefits decreased from 36.8% to 35.5% of revenues due primarily to the increase in the percentage of owner-operator tractors, partially offset by a reduction in the estimated liability for accrued driver payroll of $2,400,000 during the first quarter of 1995. Fuel costs increased from 8.2% to 9.2% of revenues due mainly to increased fuel prices, partially offset by the increase in the percentage of owner-operator tractors. During April 1996, the Company began collecting a temporary fuel surcharge from customers which partially offset the increased fuel prices. Fuel prices returned to lower levels at the end of the second quarter. The Company cannot predict whether higher fuel prices will occur in the future or the extent to which fuel surcharges will be collected to offset such increases. Supplies and maintenance decreased from 9.2% to 8.4% of revenues due primarily to the increased percentage of owner-operator tractors and the increase in logistics transportation revenues. Taxes and licenses decreased from 8.9% to 8.3% of revenues due primarily to the increased percentage of owner-operators, increase in logistics revenues, and refunds of state sales taxes. Depreciation decreased from 10.9% to 10.2% of revenues due principally to the increased percentage of owner-operator tractors, increased tractor utilization, and the effect of an increase in the estimated salvage value of certain trailers effective April 1995. Other operating expenses increased from (1.1%) to (.6%) of revenues mainly due to a decrease in gains realized on the sale of revenue equipment to third parties.

The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 39.2% and 39.0% for the six month periods ended June 30, 1996 and 1995, respectively.

                                  PART II

                             OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 14, 1996, for the purpose of electing three directors for three-
year  terms.   Proxies for the meeting were solicited pursuant  to  Section
14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for
director  as  listed  in  the  Proxy Statement  was  elected.   The  voting
tabulation was as follows:

                                          Shares          Shares
                                          Voted           Voted
                                          "FOR"         "ABSTAIN"

          Gary L. Werner                23,560,799       148,427
          Martin F. Thompson            23,578,012       131,214
          Gregory L. Werner             23,560,709       148,517

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit                                     Page Number or Incorporated
Number             Description                    by Reference to

27             Financial Data Schedule      Page 12 of sequentially
                                            numbered pages

(b)  Reports on Form 8-K.

     A report on Form 8-K, dated July 16, 1996, regarding the approval by the Company's Board of Directors of a three for two split of the Company's common stock effected in the form of a fifty percent (50%) stock dividend. The stock split will be payable on or about August 9, 1996 to stockholders of record at the close of business on July 26, 1996.

                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WERNER ENTERPRISES, INC.


Date:          August 8, 1996           By:  /s/Robert E. Synowicki, Jr.
                                        Robert E. Synowicki, Jr.
                                        Executive Vice President and
                                             Chief Financial Officer




Date:          August 8, 1996           By:  /s/John J. Steele
                                        John J. Steele
                                        Vice President - Controller and
                                             Secretary