Form 10-Q
period 1996-09-30
WERNER ENTERPRISES INC
filed 1996-11-14
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                                 Commission file number
September 30, 1996                                                   0-14690


                          WERNER ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)


NEBRASKA                                                          47-0648386
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 37308
OMAHA, NEBRASKA                    68137                       (402)895-6640
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


                            YES [X]        NO [ ]


      As of October 31, 1996, 37,983,281 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

      Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1995).


Consolidated Statements of Income for the
    Three Months Ended September 30, 1996 and 1995.....................Page 3

Consolidated Statements of Income for the
    Nine Months Ended September 30, 1996 and 1995......................Page 4

Consolidated Condensed Balance Sheets as of
    September 30, 1996 and December 31, 1995...........................Page 5

Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1996 and 1995......................Page 6

Notes to Consolidated Financial Statements.............................Page 7

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
(Amounts in thousands, except per share data)            September 30
                                                      1996          1995
                                                         (Unaudited)

Operating revenues                                  $167,155     $150,303

Operating expenses:
  Salaries, wages and benefits                        58,543       54,252
  Fuel                                                15,515       11,803
  Supplies and maintenance                            14,289       12,766
  Taxes and licenses                                  13,158       12,485
  Insurance and claims                                 4,682        6,520
  Depreciation                                        16,591       15,418
  Rent and purchased transportation                   24,227       19,480
  Communications and utilities                         2,087        1,992
  Other                                               (1,175)      (1,422)
     Total operating expenses                        147,917      133,294

Operating income                                      19,238       17,009

Other expense (income):
  Interest expense                                       486          672
  Interest income                                       (431)        (291)
  Other                                                   21           30
     Total other expense                                  76          411

Income before income taxes                            19,162       16,598

Income taxes                                           7,430        6,473

Net income                                          $ 11,732     $ 10,125

Average common shares outstanding (Note 1)            37,936       37,739

Earnings per share (Note 1)                         $    .31     $    .27

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                      Nine Months Ended
(Amounts in thousands, except per share data)            September 30
                                                      1996          1995
                                                         (Unaudited)

Operating revenues                                  $474,698     $426,062

Operating expenses:
  Salaries, wages and benefits                       167,701      155,851
  Fuel                                                43,943       34,435
  Supplies and maintenance                            40,189       38,029
  Taxes and licenses                                  38,587       36,940
  Insurance and claims                                14,579       15,722
  Depreciation                                        48,056       45,595
  Rent and purchased transportation                   70,542       53,866
  Communications and utilities                         5,976        6,210
  Other                                               (2,993)      (4,573)
     Total operating expenses                        426,580      382,075

Operating income                                      48,118       43,987

Other expense (income):
  Interest expense                                     1,610        1,661
  Interest income                                     (1,198)        (744)
  Other                                                   94           95
     Total other expense                                 506        1,012

Income before income taxes                            47,612       42,975

Income taxes                                          18,569       16,760

Net income                                          $ 29,043     $ 26,215

Average common shares outstanding (Note 1)            37,836       37,760

Earnings per share (Note 1)                         $    .77     $    .69

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                    September 30   December 31
                                                      1996           1995
                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $ 30,164      $ 16,227
  Accounts receivable, net                             70,950        57,871
  Prepaid taxes, licenses and permits                   2,695         7,752
  Other current assets                                 19,014        19,145
     Total current assets                             122,823       100,995

Property and equipment                                564,649       526,208
Less - accumulated depreciation                       137,401       119,524
  Property and equipment, net                         427,248       406,684

                                                     $550,071      $507,679

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 23,766      $ 15,719
  Insurance and claims accruals                        20,532        19,073
  Accrued payroll                                      10,631         7,718
  Income taxes payable                                  4,970         3,226
  Other current liabilities                             8,711         8,455
     Total current liabilities                         68,610        54,191

Long-term debt                                         30,000        40,000

Insurance and claims accruals                          27,000        26,000

Other long-term liabilities                             2,782         2,736

Deferred income taxes                                  83,949        75,700

Stockholders' equity                                  337,730       309,052

                                                     $550,071      $507,679

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
(In thousands)                                             September 30
                                                       1996           1995
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                          $29,043       $26,215
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                    48,056        45,595
       Deferred income taxes                            8,249         5,521
       Gain on disposal of operating equipment         (3,971)       (5,324)
       Tax benefit from exercise of stock options         782             -
       Long-term liabilities                            1,046           300
       Changes in certain working capital items:
          Accounts receivable, net                    (13,079)      (11,254)
          Prepaid expenses and other current assets     5,188         4,776
          Accounts payable                              8,047           766
          Accrued payroll                               2,913        (1,190)
          Other current liabilities                     3,265         6,588
     Net cash provided by operating activities         89,539        71,993

Cash flows from investing activities:
  Additions to property and equipment                 (89,011)     (102,771)
  Retirements of property and equipment                24,362        27,777
     Net cash used in investing activities            (64,649)      (74,994)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                  -        10,000
  Repayments of long-term debt                        (10,000)            -
  Dividends on common stock                            (2,394)       (2,140)
  Repurchases of common stock                               -        (1,013)
  Stock options exercised                               1,441            35
     Net cash provided by (used in) financing
       activities                                     (10,953)        6,882

Net increase in cash and cash equivalents              13,937         3,881
Cash and cash equivalents, beginning of period         16,227        11,660

Cash and cash equivalents, end of period              $30,164       $15,541

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                            $ 1,686       $ 2,625
  Income taxes                                          7,756        10,944

                         WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Common Stock Split

      On August 9, 1996, the Company issued shares for a three-for-two common stock split effected in the form of a 50 percent stock dividend to stockholders of record at the close of business on July 26, 1996. All references in the consolidated financial statements with regard to the number of shares of common stock and the per share amounts have been adjusted to reflect the effect of the stock split.

 (2) Commitments

      As  of  September  30,  1996, the Company has  committed  to  capital
expenditures   of  approximately  $39,000,000  (net  cost,  after   revenue
equipment trade-in allowances of approximately $16,000,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition:

     During the nine months ended September 30, 1996, the Company generated cash flow from operations of $89.5 million. After the Company made net property additions, primarily revenue equipment, of $64.6 million, repaid long-term debt of $10.0 million and paid common stock dividends of $2.4 million, cash and cash equivalents increased by $13.9 million.

     The Company's long-term debt to equity ratio at September 30, 1996 was 8.9%, compared with 12.9% at December 31, 1995.

Results of Operations:

Three Months Ended September 30, 1996 and 1995

       Operating revenues increased 11% for the three months ended September 30, 1996, compared to the same period of the prior year. The average number of tractors increased by 5%, primarily due to expansion in the long-haul van fleet. Revenue per mile, excluding a temporary fuel surcharge, was comparable to the same period of the previous year. Miles per tractor during the three months ended September 30, 1996 increased 4% compared to the same period of the prior year, due to management focus on maximizing equipment utilization, an increase in freight serviced by team drivers and an improvement in freight demand. Increased revenues from logistics transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, were 88.5% for the three months ended September 30, 1996, compared to 88.7% for the three months ended September 30, 1995. Owner-operator tractors represented a larger percentage of total tractors during the quarter ended September 30, 1996 (16.9%), compared to the same period of 1995 (15.1%), which caused a shift in expenses as a percentage of operating revenues from the salaries, wages and benefits; fuel; supplies and maintenance; taxes and licenses; and depreciation categories (owner-operators are independent contractors and are responsible for these costs under their contracts with the Company) to the rent and purchased transportation category. The Company's increase in logistics transportation services also contributed to the shift in costs to the rent and purchased transportation category.

     Salaries, wages and benefits decreased from 36.1% to 35.0% of revenues due primarily to the increase in the percentage of owner-operator tractors. On November 8, 1996, the Company announced that it would be increasing the pay for its Company drivers and owner-operators by two cents per mile, effective January 1, 1997. The Company is contacting customers to explain the reasons for the pay increase in an effort to obtain rate increases.
The Company cannot predict the extent to which rate increases will be obtained to offset the additional cost associated with the pay increase.

      Fuel increased from 7.9% to 9.3% of revenues, due mainly to a 23% increase in average fuel prices during the quarter, partially offset by the increase in the percentage of owner-operator tractors. In April 1996, the Company began efforts to recover the increased cost of fuel from customers via the use of fuel surcharges. The amount of fuel surcharges recovered from customers typically varies as the price of fuel fluctuates on a weekly or monthly basis. The higher average fuel prices, net of fuel surcharges collected from customers, resulted in a $.03 per share decrease in earnings for the quarter ended September 30, 1996 compared to the same quarter of 1995. The Company cannot predict whether the higher fuel prices will continue or the extent to which fuel surcharges will be collected to offset such increases.

     Supplies and maintenance was unchanged as a percentage of revenues, as higher driver advertising costs were offset by the increased percentage of owner operator tractors. Taxes and licenses decreased from 8.3% to 7.9% of revenues due primarily to the increased percentage of owner-operators, and the increase in logistics revenues. Insurance and claims decreased from 4.3% to 2.8% of revenues due to improved claims experience. Depreciation decreased from 10.3% to 9.9% of revenues due principally to the increased percentage of owner-operator tractors and increased tractor utilization. Other operating expenses changed from (.9%) to (.7%) of revenues mainly due to a decrease in gains realized on the sale of revenue equipment to third parties.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 38.8% and 39.0% for the three month periods ended September 30, 1996 and 1995, respectively.

Nine Months Ended September 30, 1996 and 1995

      Operating revenues increased by 11% for the nine months ended September 30, 1996, compared to the same period of the previous year. The average number of tractors increased 6%. Miles per tractor during the nine months ended September 30, 1996 increased 4% compared to the same period of the prior year, due to management focus on maximizing equipment utilization, an increase in freight serviced by team drivers and an improvement in freight demand.

      Operating expenses, expressed as a percentage of operating revenues, increased to 89.9% for the nine months ended September 30, 1996, compared to 89.7% for the same period of 1995. Salaries, wages and benefits decreased from 36.6% to 35.3% of revenues due primarily to an increase in the percentage of owner-operator tractors, partially offset by a reduction in the estimated liability for accrued driver payroll of $2,400,000 during the first quarter of 1995. On November 8, 1996, the Company announced that it would be increasing the pay for its Company drivers and owner-operators by two cents per mile, effective January 1, 1997. The Company is contacting customers to explain the reasons for the pay increase in an effort to obtain rate increases. The Company cannot predict the extent to which rate increases will be obtained to offset the additional cost associated with the pay increase.

     Fuel costs increased from 8.1% to 9.3% of revenues due mainly to a 21% increase in average fuel prices, partially offset by the increase in the percentage of owner-operator tractors. In April 1996, the Company began efforts to recover the increased cost of fuel from customers via the use of fuel surcharges. The higher average fuel prices, net of fuel surcharges collected from customers, resulted in a $.09 per share decrease in earnings for the nine months ended September 30, 1996 compared to the same period of 1995. The Company cannot predict whether the higher fuel prices will continue or the extent to which fuel surcharges will be collected to offset such increases.

      Supplies and maintenance decreased from 8.9% to 8.5% of revenues due primarily to the increased percentage of owner-operator tractors and the
increase   in  logistics  transportation  revenues.   Taxes  and   licenses
decreased from 8.7% to 8.1% of revenues due primarily to the increased percentage of owner-operators, increase in logistics revenues, and refunds of state sales taxes. Depreciation decreased from 10.7% to 10.1% of revenues due principally to the increased percentage of owner-operator tractors, increased tractor utilization, and the effect of an increase in the estimated salvage value of certain trailers effective April 1995. Other operating expenses changed from (1.1%) to (.6%) of revenues mainly due to a decrease in gains realized on the sale of revenue equipment to third parties.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 39.0% for the nine month periods ended September 30, 1996 and 1995.

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

                                    WERNER ENTERPRISES, INC.


Date:          November 13, 1996        By:  /s/John J. Steele
                                             John J. Steele
                                             Vice President, Treasurer and
                                                  Chief Financial Officer




Date:          November 13, 1996        By:  /s/James L. Johnson
                                             James L. Johnson
                                             Corporate Secretary and Controller