Form 10-K405
period 1996-12-31
WERNER ENTERPRISES INC
filed 1997-03-28
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1996
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

The aggregate market value of the registrant's $.01 par value common stock held by nonaffiliates of the registrant as of March 14, 1997 was approximately $363,969,551 (based upon $16.875 per share closing price on that date, as reported by Nasdaq). (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for purposes of determining affiliate status.)

As of March 14, 1997, 37,993,929 shares of the registrant's common stock were outstanding.

Portions of the 1996 Annual Report to Stockholders are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 13, 1997 are incorporated in Part III of this report.

                                  PART I

ITEM 1.   BUSINESS

General

Werner Enterprises, Inc. is a transportation company primarily engaged in hauling truckload shipments of general commodities in both interstate and intrastate commerce, with its headquarters in Omaha, Nebraska. References to "Werner" or the "Company" are to Werner Enterprises, Inc. and its majority-owned subsidiaries. Werner was founded by Clarence L. Werner in 1956 and completed its Initial Public Offering in 1986. The Company operates throughout the 48 contiguous states pursuant to operating authority, both common and contract, granted by the Department of Transportation and pursuant to intrastate authority granted by various states. The Company also has authority to operate in the ten provinces of Canada and has through trailer service in and out of Mexico. The principal types of freight transported include manufactured goods, retail store merchandise, food products, paper products, beverages, and building materials.

Marketing and Operations

Werner's business philosophy is to provide "high service, low cost" transportation services. The Company has achieved this by (1) meeting the special needs of its customers; (2) careful attention to its work force; and (3) operating premium, modern equipment. Until 1992, the Company operated in the high-service end of the dry van and flatbed medium-to-long-haul segments of the truckload market which continues to be the Company's major revenue source, accounting for 73% of its total revenue in 1996. In these markets, the Company focuses on shippers who value the broad geographic coverage, customized services and flexibility available from a larger, financially stable carrier. These shippers are generally less sensitive to rate levels, preferring to have their freight handled by a few "core" carriers with whom they can establish service-based, long-term relationships.

In order to strengthen these customer relationships and to provide opportunities for profitable growth, the Company began expanding into new markets in 1992. The Company's management analyzed possible new markets based on the following criteria: market size, cost of entry, potential long-term profitability and synergy with the Company's existing business. It was decided to enter into three new markets: regional short-haul, temperature-controlled and dedicated fleet services. Regional short-haul consists of dry-van freight with a shorter length of haul, generally around a major metropolitan area or areas. Temperature-controlled freight requires specialized van trailers for products which are sensitive to temperature conditions. Dedicated fleet services involves assuming total responsibility for the trucking needs of a specific customer and generally replacing their private fleet. In 1993, the Company began offering rail intermodal transportation services, and in 1995 started its Werner Logistics Services division. These service offerings build on the Company's existing strengths in its traditional markets and strategically position the Company to provide a broad range of transportation services for its customers. See "Revenue Equipment" for the number of tractors operated in each of the Company's service divisions.

Automation plays an important role in the effectiveness and efficiency of the Company's operations. The information set forth under the caption "Technology" on pages 5 through 7 of the Annual Report is incorporated herein by reference.

The Company has a diversified customer base and is not dependent on a small group of customers or a specific industry for its freight. During 1996, the Company's largest 5, 10 and 25 customers comprised approximately 19%, 26%, and 39% of the Company's revenues, respectively.

Seasonality

In the trucking industry, revenues generally show a seasonal pattern as some customers reduce shipments during and after the winter holiday season. The Company's operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder weather. However, the Company attempts to minimize the impact of seasonality through its marketing program which seeks additional freight from certain customers during traditionally slower shipping periods. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.

Employees and Owner-Operator Drivers

As of December 31, 1996, the Company employed 5,110 drivers, 470 mechanics and maintenance personnel, and 920 management, administrative and support personnel. The Company also had contracts with independent contractors (owner-operators) for the services of 760 tractors that provide both a tractor and a qualified driver or drivers. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

The Company recognizes that its professional driver work force is one of its most valuable assets. Most of Werner's drivers are compensated based upon miles driven. The rate they are paid increases with a drivers' length of service. Additional compensation may be earned through a fuel efficiency bonus, a mileage bonus, an annual achievement bonus and for extra work associated with their job (loading and unloading, extra stops, and layovers, for example). Effective January 1, 1997, the Company increased the mileage pay for virtually all of its Company drivers and owner-operators by two cents per mile, a 7% increase. This increase should help the Company to attract and retain qualified drivers to meet its growth
plans.   Also,  a
regular schedule of driver/top management meetings was initiated approximately five years ago to share information and concerns and seek mutually satisfactory solutions. As a result of management's attention to driver retention, the Company's driver turnover level is believed to be below the industry average.

At times, there are shortages of drivers in the trucking industry, particularly the medium-to-long-haul segment. The Company's management believes that the number of qualified drivers in the industry has been reduced because of the Federal License Program implemented during 1992, elimination of federal funding for driving schools, changes in the demographic composition of the work force, as well as drivers' desires to be home more often. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future.

The Company also recognizes that carefully selected owner-operators complement its Company-employed drivers. Owner-operators supply their own tractor and driver, and are responsible for their operating expenses. Because owner-operators provide their own tractors, less capital is required from the Company for growth. Also, owner-operators provide the Company with another source of drivers to support its growth. The Company intends to continue its emphasis on recruiting owner-operators, as well as Company drivers.

Revenue Equipment

As of December 31, 1996, the Company operated 3,840 Company-owned tractors and had contracts for 760 tractors owned by owner-operators. The tractors as of December 31, 1996 were operated in the Company's service divisions as follows: 3,085 medium-to-long-haul dry vans; 335 medium-to-long-haul flatbeds; 465 regional short-haul vans; 300 temperature-controlled; and 415 dedicated. Approximately 70% of the Company's tractors are manufactured by Freightliner. This standardization decreases downtime by simplifying maintenance. The Company adheres to a comprehensive maintenance program for both tractors and trailers. Due to continuous upgrading of the Company-owned tractor fleet, the average age was 1.5 years at December 31, 1996. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the Department of Transportation. These tractors are then periodically inspected, similar to Company-owned tractors, to monitor continued compliance.

The Company operated 12,170 trailers at December 31, 1996 in the Company's service divisions as follows: 10,752 dry vans; 722 flatbeds; 627 temperature controlled; and 69 other specialized trailers. As of December 31, 1996, 96% of the Company's fleet of dry van trailers consisted of 53-foot trailers of which 10,040 are the "plate" trailer design which provides more capacity. Other trailer lengths such as 27-foot and 57-foot are also provided by the

Company to meet the specialized needs of customers. The average age of the trailer fleet was 2.3 years at December 31, 1996.

Fuel

Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a materially adverse effect on the operations and profitability of the Company. During 1996, the Company experienced significant increases in the cost of fuel. In April 1996, the Company began efforts to recover a portion of the increased cost of fuel from customers via the use of fuel surcharges. The Company cannot predict whether the higher fuel prices will continue or the extent to which fuel surcharges will be collected to offset such increases.

The Company maintains above-ground and underground fuel storage tanks at certain of its terminals. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Regulation

The Company is a motor carrier formerly regulated by the Interstate Commerce Commission (ICC). The ICC Termination Act of 1995 transferred regulation of motor carriers to the Surface Transportation Board of the United States Department of Transportation (DOT), which assumed some of the former functions of the ICC effective January 1, 1996, generally governing matters such as registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions, and periodic financial reporting. Motor carrier operations are also subject to safety requirements prescribed by the DOT governing interstate operation. The Company currently has a satisfactory DOT safety rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could have an adverse effect on the Company, as some of the Company's contracts with customers require a satisfactory rating. Such matters as weight and dimensions of equipment are also subject to federal, state, and international regulations.

The federal Motor Carrier Act of 1980 was enacted to increase competition among motor carriers and limit the level of regulation in the industry
(commonly referred to as deregulation). The Motor Carrier Act of 1980 enabled applicants to obtain ICC operating authority more easily and allowed interstate motor carriers to change rates without ICC approval. This law also removed many route and commodity restrictions on the transportation of freight. As a result, the Company has unlimited authority to carry general commodities in interstate commerce throughout the 48 contiguous states.

The Company currently has authority to carry freight on an intrastate basis in 43 states. The Federal Aviation Administration Authorization Act of
1994 (the FAAA Act) amended sections of the Interstate Commerce Act to prevent states from regulating rates, routes or service of motor carriers after

January 1, 1995. The FAAA Act did not address state oversight of motor carrier safety and financial responsibility, or state taxation of transportation. If a carrier wishes to operate in a state where it did not previously have intrastate authority, it must, in most cases, still apply for authority.

The Company's operations are subject to various federal, state and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. The Company believes that its operations are in material compliance with current laws and regulations.

Competition

The trucking industry is highly competitive and includes thousands of trucking companies. The Company has a small but growing share (estimated at 1%) of the markets targeted by the Company. The Company competes primarily with other truckload carriers. Railroads, less-than-truckload carriers and private carriers also provide competition, but to a lesser degree. Deregulation of the trucking industry in 1980 created an influx of truckload carriers which, with other factors, created downward pressure on the industry's price structure.

Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone. Few other truckload carriers have greater financial resources, own more equipment or carry a larger volume of freight than the Company. The Company is one of the five largest truckload carriers in the trucking industry.

Forward Looking Information

The forward-looking statements in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including, but not limited to, those discussed in
Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", incorporated herein by reference to pages 13 through 15 of the Annual Report.

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

The Company and its subsidiaries own a 22,000 square-foot terminal in Springfield, Ohio, a 32,000 square-foot facility near Denver, a 18,000 square-foot facility near Los Angeles, a 31,000 square-foot terminal near Atlanta, a 27,000 square-foot terminal in Dallas, and a 25,000 square-foot terminal in Phoenix. All six locations include office and maintenance space.

Additionally, the Company leases several small sales offices and trailer parking yards in various locations throughout the country.

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

During the fourth quarter of 1996, no matters were submitted to a vote of security holders.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Report of Independent Public Accountants", and "Notes to Consolidated Financial Statements", on pages 16 through 23 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1996, involving a change of accountants or disagreements on accounting and financial disclosure.

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

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

     (1)  Financial Statements:  See Part II, Item 8 hereof.

     (2)  Financial  Statement  Schedules:   The  consolidated  financial
statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

                                                                  Page

          Report of Independent Public Accountants on Schedule    13
          Schedule II - Valuation and Qualifying Accounts         14

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (3) Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report on Form 10-K (see Exhibit Index).

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the fourth quarter of 1996.

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

Stock appreciation rights are exercisable at a time when the related options may be exercised. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 3,000,000 shares. Additionally, the maximum number of shares which may be optioned to any one person under the Stock Option Plan is 750,000 shares. Members of the Option Committee are not eligible to participate in the Stock Option Plan while members of the Option Committee.

Current members of the Option Committee are:

               Clarence L. Werner            Irving B. Epstein
               Werner Enterprises, Inc.      Epstein & Epstein
               P.O. Box 37308                Suite 123
               Omaha, NE  68137              10050 Regency Circle
                                             Omaha, NE  68114

               Curtis G. Werner              Martin F. Thompson
               Werner Enterprises, Inc.      5145 S. 184th Plaza
               P.O. Box 37308                Omaha, NE  68135
               Omaha, NE  68137

These persons do not receive compensation for their services as members of the Option Committee, except outside directors, who receive a fee of $2,000 for each meeting of the Option Committee they attend if not held on a day on which a meeting of the Board of Directors is held.

The information set forth in Note (6) "Stock Option and Employee Benefit Plans" on pages 22 and 23 of the Annual Report is incorporated herein by reference. No stock appreciation rights are outstanding. All employees to whom options were granted were provided with a copy of the Stock Option Plan, as well as the Company's most recent Annual Report.

Employee Stock Purchase Plan

Any  person employed by the Company or any subsidiary at least 90 days  and who is employed at least 20 hours per week on a regular basis may participate in the Company's Employee Stock Purchase Plan (the Purchase
Plan). Eligible participants designate the amount of regular payroll deductions and/or a single annual payment, subject to a $1,950 yearly maximum amount, that will be used to purchase shares of the Company's common stock on the Over-The-Counter Market subject to the terms of the Purchase Plan. The Company contributes an amount equal to 15% of each participant's contributions under the Purchase Plan. Interest accrues on Purchase Plan contributions at a rate of 5.25%. The broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan are paid by the Company. As of December 31, 1996, 510 employees were participating in the Purchase Plan.

The administrator of the Purchase Plan is John J. Steele, Vice President, Treasurer and Chief Financial Officer of the Company, Post Office Box 37308, Omaha, Nebraska 68137. Mr. Steele has received no compensation for his services as administrator.

The broker utilized by the Company to make purchases under the Purchase Plan is Smith Barney, Inc., 388 Greenwich Street, New York, New York 10013. The total amount of compensation received by Smith Barney, Inc. from the Purchase Plan for services in all capacities during the year ended December 31, 1996 was $5,066. Participants are provided with a copy of the Purchase Plan's Prospectus, as well as the Company's most recent Annual Report and any quarterly reports prepared since the Annual Report.

Following each purchase under the Purchase Plan, each participant receives a statement from the broker detailing the number of shares purchased, the purchase price, and the accumulated number of shares owned by the participant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.
                                   WERNER ENTERPRISES, INC.

                              By:  /s/  John J. Steele
                                   John J. Steele
                                   Vice President, Treasurer and
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                     Position                    Date

/s/ Clarence L. Werner    Chairman of the Board, Chief      March 26, 1997
Clarence L. Werner        Executive Officer and Director

/s/ Gary L. Werner        Vice Chairman, President and      March 26, 1997
Gary L. Werner            Director

/s/ Curtis G. Werner      Vice Chairman - Corporate         March 26, 1997
Curtis G. Werner          Development and Director

/s/ Gregory L. Werner     Executive Vice President and      March 26, 1997
Gregory L. Werner         Director

/s/ John J. Steele        Vice President, Treasurer and     March 26, 1997
John J. Steele            Chief Financial Officer

/s/ James L. Johnson      Corporate Secretary and           March 26, 1997
James L. Johnson          Controller

/s/ Irving B. Epstein     Director                          March 26, 1997
Irving B. Epstein

/s/ Martin F. Thompson    Director                          March 26, 1997
Martin F. Thompson

/s/ Gerald H. Timmerman   Director                          March 26, 1997
Gerald H. Timmerman

/s/ Donald W. Rogert      Director                          March 26, 1997
Donald W. Rogert

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

     To the Stockholders and Board of Directors of Werner Enterprises,
     Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Werner Enterprises, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                   ARTHUR ANDERSEN LLP

     Omaha, Nebraska,
     January 23, 1997

                                SCHEDULE II

                         WERNER ENTERPRISES, INC.


                     VALUATION AND QUALIFYING ACCOUNTS
                              (In thousands)


                                 Balance    Charged    Write-   Balance
                                    At         To       Off        At
                                Beginning    Costs       Of       End
                                    Of        And     Doubtful     Of
                                  Period    Expenses  Accounts   Period
                                  ------    --------  --------   ------
Year ended December 31, 1996:
Allowance for doubtful accounts    $3,240      $606      $487     $3,359
                                   =====================================
Year ended December 31, 1995:
Allowance for doubtful accounts    $2,791      $606      $157     $3,240
                                   =====================================
Year ended December 31, 1994:
Allowance for doubtful accounts    $2,552      $455      $216     $2,791
                                   =====================================

                               EXHIBIT INDEX



Exhibit
Number       Description       Page Number or Incorporated by Reference to
-------      -----------       -------------------------------------------
3(i)(A) Revised and Amended    Exhibit 3 to Registration Statement on Form
        Articles of            S-1, Registration No. 33-5245
        Incorporation

3(i)(B) Articles of Amendment  Exhibit 3(i) to the Company's report on
        to Articles of         Form 10-Q for the quarter ended May 31,
        Incorporation          1994

3(ii)   Revised and Amended    Exhibit 3(ii) to the Company's report on
        By-Laws                Form 10-K for the year ended December 31,
                               1994

10      Amended and Restated   Exhibit 10 to the Company's report on Form
        Stock Option Plan      10-Q for the quarter ended May 31, 1994

13      Incorporated by        Page 16 of sequentially numbered pages
        reference sections
        of Annual Report to
        Stockholders for the
        year ended December 31,
        1996

21      Subsidiaries of the    Page 32 of sequentially numbered pages
        Registrant

23      Consent of Arthur      Page 33 of sequentially numbered pages
        Andersen LLP

27      Financial Data         Page 34 of sequentially numbered pages
        Schedule