Form 10-Q
period 1997-03-31
WERNER ENTERPRISES INC
filed 1997-05-12
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                                 Commission file number
March 31, 1997                                                       0-14690


                          WERNER ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)


NEBRASKA                                                          47-0648386
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 37308
OMAHA, NEBRASKA                    68137                       (402)895-6640
(Address of principal           (Zip Code)   (Registrant's telephone number)
   executive offices)

                  -----------------------------------


      Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES [X]        NO [ ]


      As of April 30, 1997, 38,212,571 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

      Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1996).


Consolidated Statements of Income for the
     Three Months Ended March 31, 1997 and 1996........................Page 3

Consolidated Condensed Balance Sheets as of
     March 31, 1997 and December 31, 1996..............................Page 4

Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1997 and 1996........................Page 5

Notes to Consolidated Financial Statements
     as of March 31, 1997..............................................Page 6

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
(Amounts in thousands, except per share data)              March 31
-------------------------------------------------------------------------
                                                      1997          1996
-------------------------------------------------------------------------
                                                         (Unaudited)

Operating revenues                                  $172,049     $147,903
                                                    ---------------------
Operating expenses:
  Salaries, wages and benefits                        63,273       52,377
  Fuel                                                17,265       13,368
  Supplies and maintenance                            14,945       12,723
  Taxes and licenses                                  12,719       12,402
  Insurance and claims                                 6,350        5,287
  Depreciation                                        17,248       15,616
  Rent and purchased transportation                   27,648       22,930
  Communications and utilities                         2,184        1,876
  Other                                               (1,036)        (911)
                                                    ---------------------
     Total operating expenses                        160,596      135,668
                                                    ---------------------
Operating income                                      11,453       12,235
                                                    ---------------------
Other expense (income):
  Interest expense                                       447          649
  Interest income                                       (415)        (396)
  Other                                                   29           36
                                                    ---------------------
     Total other expense                                  61          289
                                                    ---------------------
Income before income taxes                            11,392       11,946

Income taxes                                           3,943        4,658
                                                    ---------------------
Net income                                          $  7,449     $  7,288
                                                    =====================

Average common shares outstanding                     37,990       37,778
                                                    =====================

Earnings per share                                  $    .20     $    .19
                                                    =====================

Dividends declared per share                        $   .025     $   .020
                                                    =====================

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                       March 31   December 31
---------------------------------------------------------------------------
                                                       1997         1996
---------------------------------------------------------------------------
                                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $ 23,591      $ 22,136
  Accounts receivable, net                             76,036        67,928
  Prepaid taxes, licenses and permits                   6,716         7,753
  Other current assets                                 18,800        18,347
                                                     ----------------------
     Total current assets                             125,143       116,164
                                                     ----------------------

Property and equipment                                604,214       579,075
Less - accumulated depreciation                       156,137       146,028
                                                     ----------------------
  Property and equipment, net                         448,077       433,047
                                                     ----------------------

                                                     $573,220      $549,211
                                                     ======================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 30,514      $ 19,025
  Insurance and claims accruals                        21,444        19,758
  Accrued payroll                                       9,393         8,970
  Income taxes payable                                  5,361         3,752
  Other current liabilities                             9,226         7,560
                                                     ----------------------
     Total current liabilities                         75,938        59,065
                                                     ----------------------

Long-term debt                                         30,000        30,000

Insurance and claims accruals                          27,000        27,000

Other long-term liabilities                             1,273         2,275

Deferred income taxes                                  84,012        82,500

Stockholders' equity                                  354,997       348,371
                                                     ----------------------

                                                     $573,220      $549,211
                                                     ======================

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
(In thousands)                                              March 31
---------------------------------------------------------------------------
                                                       1997           1996
---------------------------------------------------------------------------
                                                            (Unaudited)

Cash flows from operating activities:
  Net income                                         $  7,449      $  7,288
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                    17,248        15,616
       Deferred income taxes                            1,512         2,090
       Gain on disposal of operating equipment         (1,256)       (1,300)
       Long-term liabilities                           (1,002)            -
       Changes in certain working capital items:
          Accounts receivable, net                     (8,108)        1,657
          Prepaid expenses and other current assets       584         2,243
          Accounts payable                             11,489           507
          Other current liabilities                     5,384         2,186
                                                     ----------------------
     Net cash provided by operating activities         33,300        30,287
                                                     ----------------------
Cash flows from investing activities:
  Additions to property and equipment                 (38,464)      (19,491)
  Retirements of property and equipment                 7,442         7,183
                                                     ----------------------
     Net cash used in investing activities            (31,022)      (12,308)
                                                     ----------------------
Cash flows from financing activities:
  Repayments of long-term debt                              -       (10,000)
  Dividends on common stock                              (950)         (755)
  Stock options exercised                                 127           119
                                                     ----------------------
     Net cash used in financing activities               (823)      (10,636)
                                                     ----------------------

Net increase in cash and cash equivalents               1,455         7,343
Cash and cash equivalents, beginning of period         22,136        16,227
                                                     ----------------------

Cash and cash equivalents, end of period             $ 23,591      $ 23,570
                                                     ======================

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                            $   458       $   703
  Income taxes                                            776         3,458

                          WERNER ENTERPRISES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Commitments

      As  of  March  31,  1997,  the  Company has  commitments  for   capital
expenditures of approximately $45,000,000 (net cost, after revenue equipment trade-in allowances of approximately $13,000,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This report contains forward-looking statements which are based on information currently available to the Company's management. Actual results could differ materially from those anticipated in forward-looking statements as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Financial Condition:

      During the three months ended March 31, 1997, the Company generated cash flow from operations of $33.3 million. After the Company made net property additions, primarily revenue equipment, of $31 million and paid common stock dividends of $0.9 million, cash and cash equivalents increased by $1.5 million. If the Company continues to grow at a faster rate than in the prior year (as described below), additional debt borrowings may occur. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

Results of Operations:

Three Months Ended March 31, 1997 and 1996
------------------------------------------

      Operating revenues increased 16% for the three months ended March 31, 1997, compared to the same period of the prior year. A two cent per mile driver pay increase, effective January 1, 1997, helped the Company add and retain experienced drivers and contributed to a 12% increase in the average number of tractors compared to the same period of the prior year. The Company added 350 tractors to its fleet in first quarter 1997, compared to 250 for all of 1996. Revenue per mile, excluding a temporary fuel surcharge, increased about $.01 per mile as a result of rate increases and a 5% decrease in the percentage of empty miles. Average miles per tractor in service increased 0.3%. A $3.4 million increase in revenues from logistics and other non-trucking transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, were 93.3% for the three months ended March 31, 1997, compared to 91.7% for the three months ended March 31, 1996. Salaries, wages and benefits increased from 35.4% to 36.8% of revenues due primarily to the impact of a two cent per mile driver pay increase effective January 1, 1997.

      Fuel increased from 9.0% to 10.0% of revenues, due mainly to higher average fuel prices at the beginning of the first quarter of 1997. Fuel prices at the end of first quarter 1997 were slightly lower than at the end of first quarter 1996. Fuel prices began rising at the end of first quarter 1996 and, for the most part, remained at elevated price levels during much of 1996 and the beginning of first quarter 1997. In April 1996, the Company began recovering the increased cost of fuel from customers via a temporary fuel surcharge. The amount of fuel surcharge recovered from customers typically varies as the price of fuel fluctuates on a weekly or monthly basis. The Company cannot predict whether the higher fuel prices will return or the extent to which fuel surcharges will be collected to offset such increases.

      Taxes and licenses decreased from 8.4% to 7.4% of revenues due primarily to refunds and favorable development of state tax issues. Depreciation decreased from 10.6% to 10.0% of revenues due to increased revenues from logistics and other non-trucking transportation services, which require significantly less capital investment than trucking services, and increased tractor utilization. Rent and purchased transportation increased from 15.5% to 16.1% of revenues due primarily to the Company's increase in logistics and other non-trucking transportation services.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 34.6% and 39.0% for the three month periods ended March 31, 1997 and 1996, respectively. The decrease was due to favorable settlement of income tax issues. The Company's effective income tax rate is expected to continue at a lower rate for the remainder of 1997 compared to the effective income tax rate in 1996 due to the impact of the favorable settlement.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Currently, the Company presents a single disclosure of EPS. The standard is effective for financial statements for both interim and annual periods ending after December 15, 1997. Based on information currently available to management, the Company expects its diluted EPS will not differ materially from basic EPS.

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

                                    WERNER ENTERPRISES, INC.


Date:          May 12, 1997             By:  /s/John J. Steele
                                             John J. Steele
                                             Vice President, Treasurer and
                                             Chief Financial Officer




Date:          May 12, 1997             By:  /s/James L. Johnson
                                             James L. Johnson
                                             Corporate Secretary and Controller