Form 10-Q
period 1997-06-30
WERNER ENTERPRISES INC
filed 1997-08-14
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                                 Commission file number
June 30, 1997                                                        0-14690


                          WERNER ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)


NEBRASKA                                                          47-0648386
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


INTERSTATE 80 & HIGHWAY 50
POST OFFICE BOX 45308
OMAHA, NEBRASKA                    68145                       (402)895-6640
(Address of principal           (Zip Code)   (Registrant's telephone number)
   executive offices)


                   ------------------------------------

      Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES [X]        NO [ ]


     As of July 31, 1997, 38,289,327 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

      Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1996).


Consolidated Statements of Income for the
     Three Months Ended June 30, 1997 and 1996.........................Page 3

Consolidated Statements of Income for the
     Six Months Ended June 30, 1997 and 1996...........................Page 4

Consolidated Condensed Balance Sheets as of
     June 30, 1997 and December 31, 1996...............................Page 5

Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1997 and 1996...........................Page 6

Notes to Consolidated Financial Statements
     as of June 30, 1997...............................................Page 7

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
(Amounts in thousands, except per share data)               June 30
---------------------------------------------------------------------------
                                                      1997          1996
---------------------------------------------------------------------------
                                                         (Unaudited)

Operating revenues                                  $193,635     $159,640
                                                    ---------------------
Operating expenses:
  Salaries, wages and benefits                        70,635       56,781
  Fuel                                                16,719       15,060
  Supplies and maintenance                            15,548       13,177
  Taxes and licenses                                  15,208       13,027
  Insurance and claims                                 4,901        4,610
  Depreciation                                        17,976       15,849
  Rent and purchased transportation                   33,004       23,385
  Communications and utilities                         1,937        2,013
  Other                                               (2,342)        (907)
                                                    ---------------------
     Total operating expenses                        173,586      142,995
                                                    ---------------------
Operating income                                      20,049       16,645
                                                    ---------------------
Other expense (income):
  Interest expense                                       588          475
  Interest income                                       (299)        (371)
  Other                                                   36           37
                                                    ---------------------
     Total other expense                                 325          141
                                                    ---------------------
Income before income taxes                            19,724       16,504

Income taxes                                           7,192        6,481
                                                    ---------------------
Net income                                          $ 12,532     $ 10,023
                                                    =====================

Average common shares outstanding                     38,182       37,795
                                                    =====================

Earnings per share                                  $    .33     $    .27
                                                    =====================

Dividends declared per share                        $   .025     $   .023
                                                    =====================

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                        Six Months Ended
(Amounts in thousands, except per share data)               June 30
--------------------------------------------------------------------------
                                                      1997          1996
--------------------------------------------------------------------------
                                                          (Unaudited)

Operating revenues                                  $365,684     $307,543
                                                    ---------------------
Operating expenses:
  Salaries, wages and benefits                       133,908      109,158
  Fuel                                                33,984       28,428
  Supplies and maintenance                            30,493       25,900
  Taxes and licenses                                  27,927       25,429
  Insurance and claims                                11,251        9,897
  Depreciation                                        35,224       31,465
  Rent and purchased transportation                   60,652       46,315
  Communications and utilities                         4,121        3,889
  Other                                               (3,378)      (1,818)
                                                    ---------------------
     Total operating expenses                        334,182      278,663
                                                    ---------------------
Operating income                                      31,502       28,880
                                                    ---------------------
Other expense (income):
  Interest expense                                     1,035        1,124
  Interest income                                       (714)        (767)
  Other                                                   65           73
                                                    ---------------------
     Total other expense                                 386          430
                                                    ---------------------
Income before income taxes                            31,116       28,450

Income taxes                                          11,135       11,139
                                                    ---------------------
Net income                                          $ 19,981     $ 17,311
                                                    =====================

Average common shares outstanding                     38,086       37,787
                                                    =====================

Earnings per share                                  $    .52     $    .46
                                                    =====================

Dividends declared per share                        $   .050     $   .043
                                                    =====================

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)                                      June 30     December 31
---------------------------------------------------------------------------
                                                      1997          1996
---------------------------------------------------------------------------
                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $ 18,525      $ 22,136
  Accounts receivable, net                             88,117        67,928
  Prepaid taxes, licenses and permits                   5,118         7,753
  Other current assets                                 19,269        18,347
                                                     ----------------------
     Total current assets                             131,029       116,164
                                                     ----------------------

Property and equipment                                648,966       579,075
Less - accumulated depreciation                       164,737       146,028
                                                     ----------------------
  Property and equipment, net                         484,229       433,047
                                                     ----------------------

                                                     $615,258      $549,211
                                                     ======================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 33,672      $ 19,025
  Insurance and claims accruals                        21,999        19,758
  Accrued payroll                                      10,970         8,970
  Income taxes payable                                  3,863         3,752
  Other current liabilities                             8,713         7,560
                                                     ----------------------
     Total current liabilities                         79,217        59,065
                                                     ----------------------

Long-term debt                                         50,000        30,000

Insurance and claims accruals                          28,000        27,000

Other long-term liabilities                             1,270         2,275

Deferred income taxes                                  86,986        82,500

Stockholders' equity                                  369,785       348,371
                                                     ----------------------

                                                     $615,258      $549,211
                                                     ======================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
(In thousands)                                                June 30
---------------------------------------------------------------------------
                                                       1997           1996
---------------------------------------------------------------------------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                          $19,981       $17,311
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                    35,224        31,465
       Deferred income taxes                            4,486         4,886
       Gain on disposal of operating equipment         (3,700)       (2,518)
       Tax benefit from exercise of stock options       1,299             -
       Long-term liabilities                               (5)        1,048
       Changes in certain working capital items:
          Accounts receivable, net                    (20,189)       (4,497)
          Prepaid expenses and other current assets     1,713         5,029
          Accounts payable                             14,647          (680)
          Other current liabilities                     5,498         1,445
                                                      ---------------------
     Net cash provided by operating activities         58,954        53,489
                                                      ---------------------
Cash flows from investing activities:
  Additions to property and equipment                (103,413)      (51,985)
  Retirements of property and equipment                20,707        16,019
                                                      ---------------------
     Net cash used in investing activities            (82,706)      (35,966)
                                                      ---------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt             20,000             -
  Repayments of long-term debt                              -       (10,000)
  Dividends on common stock                            (1,900)       (1,511)
  Stock options exercised                               2,041           415
                                                      ---------------------
     Net cash provided by (used in) financing
       activities                                      20,141       (11,096)
                                                      ---------------------

Net increase(decrease) in cash and cash equivalents    (3,611)        6,427
Cash and cash equivalents, beginning of period         22,136        16,227
                                                      ---------------------

Cash and cash equivalents, end of period              $18,525       $22,654
                                                      =====================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                            $   971       $ 1,190
  Income taxes                                          5,167         7,664

                         WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Commitments

     As of June 30, 1997, the Company has committed to capital expenditures of approximately $31,000,000 (net cost, after revenue equipment trade-in allowances of approximately $8,000,000).

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

Financial Condition:

      During the six months ended June 30, 1997, the Company generated cash flow from operations of $59.0 million and made long-term borrowings of $20.0 million, which enabled the Company to make net property additions, primarily revenue equipment, of $82.7 million, and pay common stock dividends of $1.9 million. If the Company continues to grow at its current rate (as described below), additional debt borrowings may occur. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

      The Company's long-term debt to equity ratio at June 30, 1997 was 13.5%, compared with 8.6% at December 31, 1996.

Results of Operations:

Three Months Ended June 30, 1997 and 1996

      Operating revenues increased 21% for the three months ended June 30, 1997, compared to the same period of the prior year. A two cent per mile driver pay increase, effective January 1, 1997, helped the Company add and retain experienced drivers and owner-operators and contributed to a 17% increase in the average number of tractors compared to the same period of the prior year. Revenue per truck per week increased 2% compared to the same quarter of the previous year due to increases in tractor utilization and increased revenue per mile. A $6.3 million increase in revenues from logistics and other non-trucking transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, were 89.6% for the three months ended June 30, 1997 and 1996. The Company's increase in logistics and other non-trucking transportation services contributed to a shift in costs to the rent and purchased transportation expense category from several other expense categories, as described below.

     Salaries, wages and benefits increased from 35.6% to 36.5% of revenues due primarily to the impact of a two cent per mile driver pay increase effective January 1, 1997. Fuel decreased from 9.4% to 8.6% of revenues, due mainly to lower average fuel prices during the quarter, and increased revenues from logistics and other non-trucking transportation services. Supplies and maintenance decreased from 8.3% to 8.0% of revenues, and taxes and licenses decreased from 8.2% to 7.9% of revenues due primarily to increased revenues from logistics and other non-trucking transportation services. Insurance and claims decreased from 2.9% to 2.5% of revenues due to favorable claims experience during the quarter. Depreciation decreased from 9.9% to 9.3% of revenues due primarily to the increase in the average revenue per truck per week and the increase in logistics and other non-trucking transportation revenues. Rent and purchased transportation increased from 14.6% to 17.0% of revenues due primarily to the Company's increase in logistics and other non-trucking transportation services. Other operating expenses changed from (.6%) to (1.2%) of revenues due to an increase in gains realized on the sale of equipment to third parties.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 36.5% and 39.3% for the three month periods ended June 30, 1997 and 1996, respectively. The decrease was due to favorable settlement of income tax issues. The Company's effective income tax rate is expected to continue at a lower rate for the remainder of 1997 compared to the effective income tax rate in 1996 due to the impact of the favorable settlement.

Six Months Ended June 30, 1997 and 1996

      Operating revenues increased by 19% for the six months ended June 30, 1997, compared to the same period of the previous year. A two cent per mile driver pay increase, effective January 1, 1997, helped the Company add and retain experienced drivers and owner-operators and contributed to a 15% increase in the average number of tractors. The Company added 550 tractors to its fleet during the first six months of 1997, compared to 250 for all of 1996. Revenue per truck per week increased 1% compared to the first six months of 1996 due to increases in tractor utilization and increased revenue per mile. A $9.7 million increase in revenues from logistics and other non-trucking transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, increased to 91.4% for the six months ended June 30, 1997, compared to 90.6% for the same period of 1996. Salaries, wages and benefits increased from 35.5% to 36.6% of revenues due primarily to the impact of a two cent per mile driver pay increase effective January 1, 1997. Fuel costs increased from 9.2% to 9.3% of revenues due mainly to higher average fuel prices at the beginning of first quarter 1997. Fuel prices began rising at the end of first quarter 1996 and, for the most part, remained at elevated price levels during much of 1996 and the beginning of first quarter 1997. During April 1996, the Company began recovering the increased cost of fuel from customers via a temporary fuel surcharge. The amount of fuel surcharge recovered from customers typically varies as the price of fuel fluctuates on a weekly or monthly basis. The Company cannot predict whether the higher fuel prices will return or the extent to which fuel surcharges would be collected to offset such increases if fuel prices were to return to higher levels. Taxes and licenses decreased from 8.3% to 7.6% of revenues due primarily to the increased revenues from logistics and other non-trucking transportation services, and refunds and favorable development of state tax issues. Depreciation decreased from 10.2% to 9.6% of revenues due principally to the increase in the average revenue per truck per week and increased revenues from logistics and other non-trucking transportation services. Rent and purchased transportation increased from 15.1% to 16.6% of revenues due primarily to the Company's increase in logistics and other non-trucking transportation services. Other operating expenses changed from (.6%) to (.9%) of revenues mainly due to an increase in gains realized on the sale of equipment to third parties.

      The Company's effective income tax rate was 35.8% and 39.2% for the six month periods ended June 30, 1997 and 1996, respectively. The decrease was due to favorable settlement of income tax issues. The Company's effective income tax rate is expected to continue at a lower rate for the remainder of 1997 compared to the effective income tax rate in 1996 due to the impact of the favorable settlement.

New Accounting Standards:

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

                                  PART II

                             OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 13, 1997, for the purpose of electing three directors for three-
year  terms.   Proxies for the meeting were solicited pursuant  to  Section
14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for
director  as  listed  in  the  Proxy Statement  was  elected.   The  voting
tabulation was as follows:

                                          Shares          Shares
                                          Voted           Voted
                                          "FOR"         "ABSTAIN"

          Clarence L. Werner            33,005,787        220,801
          Irving B. Epstein             32,689,952        536,636
          Jeffrey G. Doll               33,008,545        218,043

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit                                     Page Number or Incorporated
Number             Description                    by Reference to

27             Financial Data Schedule      Page 13 of sequentially
                                            numbered pages

(b)  Reports on Form 8-K.

     A report on Form 8-K, filed April 9, 1997, regarding a news release on April 3, 1997, announcing the promotion of Gregory L. Werner to the position of President.

     A report on Form 8-K, filed April 24, 1997, regarding a news release on April 16, 1997, announcing the Company's operating revenues and earnings for the first quarter ended March 31, 1997, and a news release on April 21, 1997, announcing the establishment of a new working relationship with Hub Group, Inc., a non-asset based full service transportation provider.

                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WERNER ENTERPRISES, INC.


Date:          August 14, 1997          By:  /s/John J. Steele
                                             John J. Steele
                                             Vice President, Treasurer and
                                               Chief Financial Officer




Date:          August 14, 1997          By:  /s/James L. Johnson
                                             James L. Johnson
                                             Corporate Secretary and Controller