Form 10-Q
period 1997-09-30
WERNER ENTERPRISES INC
filed 1997-11-07
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                                 Commission file number
September 30, 1997                                                   0-14690


                          WERNER ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)


NEBRASKA                                                          47-0648386
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                  68145-0308                    (402)895-6640
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


                            YES [X]        NO [ ]


      As of October 31, 1997, 38,338,587 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

      Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1996).


Consolidated Statements of Income for the
      Three Months Ended September 30, 1997 and 1996.....................Page 3

Consolidated Statements of Income for the
      Nine Months Ended September 30, 1997 and 1996......................Page 4

Consolidated Condensed Balance Sheets as of
      September 30, 1997 and December 31, 1996...........................Page 5

Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 1997 and 1996......................Page 6

Notes to Consolidated Financial Statements
      as of September 30, 1997...........................................Page 7

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
(Amounts in thousands, except per share data)            September 30
---------------------------------------------------------------------------
                                                      1997          1996
---------------------------------------------------------------------------
                                                         (Unaudited)

Operating revenues                                  $200,237     $167,155
                                                    ---------------------
Operating expenses:
  Salaries, wages and benefits                        71,326       58,543
  Fuel                                                16,060       15,515
  Supplies and maintenance                            16,588       14,289
  Taxes and licenses                                  14,511       13,158
  Insurance and claims                                 4,994        4,682
  Depreciation                                        18,338       16,591
  Rent and purchased transportation                   35,399       24,227
  Communications and utilities                         2,123        2,087
  Other                                               (2,129)      (1,175)
                                                    ---------------------
     Total operating expenses                        177,210      147,917
                                                    ---------------------
Operating income                                      23,027       19,238
                                                    ---------------------
Other expense (income):
  Interest expense                                       926          486
  Interest income                                       (385)        (431)
  Other                                                   24           21
                                                    ---------------------
     Total other expense                                 565           76
                                                    ---------------------
Income before income taxes                            22,462       19,162

Income taxes                                           8,263        7,430
                                                    ---------------------
Net income                                          $ 14,199     $ 11,732
                                                    =====================
Average common shares outstanding                     38,301       37,936
                                                    =====================
Earnings per share                                  $    .37     $    .31
                                                    =====================
Dividends declared per share                        $   .025     $   .025
                                                    =====================

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                       Nine Months Ended
(Amounts in thousands, except per share data)             September 30
---------------------------------------------------------------------------
                                                      1997          1996
---------------------------------------------------------------------------
                                                         (Unaudited)

Operating revenues                                  $565,921     $474,698
                                                    ---------------------
Operating expenses:
  Salaries, wages and benefits                       205,234      167,701
  Fuel                                                50,044       43,943
  Supplies and maintenance                            47,081       40,189
  Taxes and licenses                                  42,438       38,587
  Insurance and claims                                16,245       14,579
  Depreciation                                        53,562       48,056
  Rent and purchased transportation                   96,051       70,542
  Communications and utilities                         6,244        5,976
  Other                                               (5,507)      (2,993)
                                                    ---------------------
     Total operating expenses                        511,392      426,580
                                                    ---------------------
Operating income                                      54,529       48,118
                                                    ---------------------
Other expense (income):
  Interest expense                                     1,961        1,610
  Interest income                                     (1,099)      (1,198)
  Other                                                   89           94
                                                    ---------------------
     Total other expense                                 951          506
                                                    ---------------------
Income before income taxes                            53,578       47,612

Income taxes                                          19,398       18,569
                                                    ---------------------
Net income                                          $ 34,180     $ 29,043
                                                    =====================
Average common shares outstanding                     38,159       37,836
                                                    =====================
Earnings per share                                  $    .90     $    .77
                                                    =====================
Dividends declared per share                        $   .075     $   .068
                                                    =====================

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)                                    September 30   December 31
----------------------------------------------------------------------------
                                                      1997          1996
----------------------------------------------------------------------------
                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $ 21,577      $ 22,136
  Accounts receivable, net                             92,439        67,928
  Prepaid taxes, licenses and permits                   2,606         7,753
  Other current assets                                 21,666        18,347
                                                     ----------------------
     Total current assets                             138,288       116,164
                                                     ----------------------

Property and equipment                                673,688       579,075
Less - accumulated depreciation                       171,893       146,028
                                                     ----------------------
  Property and equipment, net                         501,795       433,047
                                                     ----------------------
                                                     $640,083      $549,211
                                                     ======================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 26,959      $ 19,025
  Insurance and claims accruals                        22,791        19,758
  Accrued payroll                                      12,096         8,970
  Income taxes payable                                  5,560         3,752
  Other current liabilities                             8,900         7,560
                                                     ----------------------
     Total current liabilities                         76,306        59,065
                                                     ----------------------
Long-term debt                                         60,000        30,000

Insurance, claims and other long-term accruals         29,333        29,275

Deferred income taxes                                  90,434        82,500

Stockholders' equity                                  384,010       348,371
                                                     ----------------------
                                                     $640,083      $549,211
                                                     ======================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
(In thousands)                                             September 30
----------------------------------------------------------------------------
                                                       1997           1996
----------------------------------------------------------------------------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                         $ 34,180      $ 29,043
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                    53,562        48,056
       Deferred income taxes                            7,934         8,249
       Gain on disposal of operating equipment         (6,006)       (3,971)
       Tax benefit from exercise of stock options       1,540           782
       Insurance, claims and other long-term accruals      58         1,046
       Changes in certain working capital items:
          Accounts receivable, net                    (24,511)      (13,079)
          Prepaid expenses and other current assets     1,828         5,188
          Accounts payable                              7,934         8,047
          Other current liabilities                     9,298         6,178
                                                     ----------------------
     Net cash provided by operating activities         85,817        89,539
                                                     ----------------------
Cash flows from investing activities:
  Additions to property and equipment                (151,993)      (89,011)
  Retirements of property and equipment                35,689        24,362
                                                     ----------------------
     Net cash used in investing activities           (116,304)      (64,649)
                                                     ----------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt             30,000             -
  Repayments of long-term debt                              -       (10,000)
  Dividends on common stock                            (2,856)       (2,394)
  Stock options exercised                               2,784         1,441
                                                     ----------------------
     Net cash provided by (used in) financing
       activities                                      29,928       (10,953)
                                                     ----------------------
Net increase(decrease) in cash and cash equivalents      (559)       13,937
Cash and cash equivalents, beginning of period         22,136        16,227
                                                     ----------------------
Cash and cash equivalents, end of period             $ 21,577      $ 30,164
                                                     ======================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                           $  1,872       $ 1,686
  Income taxes                                          8,043         7,756

                         WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Commitments

      As  of  September 30, 1997, the Company has commitments  for  capital
expenditures   of  approximately  $33,000,000  (net  cost,  after   revenue
equipment trade-in allowances of approximately $2,000,000).

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

Financial Condition:

     During the nine months ended September 30, 1997, the Company generated cash flow from operations of $85.8 million and made long-term borrowings of $30.0 million, which enabled the Company to make net property additions, primarily revenue equipment, of $116.3 million, and pay common stock dividends of $2.9 million. If the Company continues to grow at its current rate (as described below), additional debt borrowings may occur. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

     The Company's long-term debt to equity ratio at September 30, 1997 was 15.6%, compared with 8.6% at December 31, 1996.

Results of Operations:

Three Months Ended September 30, 1997 and 1996
----------------------------------------------
       Operating revenues increased 20% for the three months ended September 30, 1997, compared to the same period of the prior year. A two cent per mile driver pay increase, effective January 1, 1997, helped the Company add and retain experienced drivers and owner-operators and contributed to a 16% increase in the average number of tractors compared to the same period of the prior year. Revenue per mile, excluding fuel surcharges, increased 2% compared to third quarter of 1996. A $7.6 million increase in revenues from logistics transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, were 88.5% for the three months ended September 30, 1997 and 1996. The Company's increase in logistics transportation services contributed to a shift in costs to the rent and purchased transportation expense category from several other expense categories, as described below.

     Salaries, wages and benefits increased from 35.0% to 35.6% of revenues due primarily to the impact of a two cent per mile driver pay increase effective January 1, 1997, partially offset by favorable workers compensation claim experience and increased revenues from logistics transportation services. At times, there have been shortages of drivers in the trucking industry, particularly the medium-to-long haul segment. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel decreased from 9.3% to 8.0% of revenues, due mainly to lower average fuel prices during the quarter compared to the same quarter of the prior year, and increased revenues from logistics transportation services. Supplies and maintenance decreased from 8.5% to 8.3% of revenues, and taxes and licenses decreased from 7.9% to 7.2% of revenues due primarily to increased revenues from logistics transportation services. Refunds and state sales tax incentives also contributed to the decrease in taxes and licenses. Insurance and claims decreased from 2.8% to 2.5% of revenues due to favorable claims experience during the quarter and increased revenues from logistics transportation services. Depreciation decreased from 9.9% to 9.2% of revenues due primarily to the increase in logistics transportation revenues. Rent and purchased transportation increased from 14.5% to 17.7% of revenues due primarily to the Company's increase in logistics transportation services. Other operating expenses changed from (.7%) to (1.1%) of revenues due to an increase in gains on sales of revenue equipment to third parties resulting from an increase in the number of units sold.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 36.8% and 38.8% for the three month periods ended September 30, 1997 and 1996, respectively. The decrease was due to favorable settlement of income tax issues.

Nine Months Ended September 30, 1997 and 1996
---------------------------------------------
      Operating revenues increased by 19% for the nine months ended September 30, 1997, compared to the same period of the previous year. A two cent per mile driver pay increase, effective January 1, 1997, helped the Company add and retain experienced drivers and owner-operators and contributed to a 15% increase in the average number of tractors. Revenue per mile, excluding fuel surcharges, increased 1% compared to the first nine months of 1996. A $17.2 million increase in revenues from logistics transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, increased to 90.4% for the nine months ended September 30, 1997, compared to 89.9% for the same period of 1996. Salaries, wages and benefits increased from 35.3% to 36.3% of revenues due primarily to the impact of a two cent per mile driver pay increase effective January 1, 1997.

     Fuel costs decreased from 9.3% to 8.8% of revenues due mainly to lower average fuel prices during most of 1997 compared to the same period of 1996 and the increased revenues from logistics transportation services. Fuel prices began rising at the end of first quarter 1996 and, for the most part, remained at elevated price levels during much of 1996 and the beginning of first quarter 1997. During April 1996, the Company began recovering the increased cost of fuel from customers via a temporary fuel surcharge. The amount of fuel surcharge recovered from customers typically varies as the price of fuel fluctuates on a weekly or monthly basis. The Company cannot predict whether the higher fuel prices will return or the extent to which fuel surcharges would be collected to offset such increases if fuel prices were to return to higher levels.

      Taxes and licenses decreased from 8.1% to 7.5% of revenues due primarily to the increased revenues from logistics transportation services, and refunds and favorable development of state tax issues. Depreciation decreased from 10.1% to 9.5% of revenues due principally to increased revenues from logistics transportation services. Rent and purchased transportation increased from 14.9% to 17.0% of revenues due primarily to the Company's increase in logistics transportation services. Other operating expenses changed from (.6%) to (1.0%) of revenues mainly due to an increase in gains on sales of revenue equipment to third parties resulting from an increase in the number of units sold.

      The  Company's effective income tax rate was 36.2% and 39.0% for  the
nine  month  periods ended September 30, 1997 and 1996, respectively.   The
decrease was due to favorable settlement of income tax issues.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

    Exhibit                                Page Number or Incorporated
     Number            Description               by Reference to

       27        Financial Data Schedule     Page 13 of sequentially
                                                  numbered pages

(b)  Reports on Form 8-K.

     A report on Form 8-K, filed July 18, 1997, regarding a news release on July 16, 1997, announcing the Company's operating revenues and earnings for the second quarter ended June 30, 1997.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WERNER ENTERPRISES, INC.


Date:        November 7, 1997           By:  /s/John J. Steele
                                             John J. Steele
                                             Vice President, Treasurer and
                                             Chief Financial Officer




Date:        November 7, 1997           By:  /s/James L. Johnson
                                             James L. Johnson
                                             Corporate Secretary and Controller