Form 10-K405
period 1997-12-31
WERNER ENTERPRISES INC
filed 1998-03-31
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1997
Commission file number 0-14690

                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)

NEBRASKA                                                    47-0648386
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                        identification no.)

14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA              68145-0308                      (402) 895-6640
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

The aggregate market value of the registrant's $.01 par value common stock held by nonaffiliates of the registrant as of March 16, 1998 was approximately $557,650,608 (based upon $25.563 per share closing price on that date, as reported by Nasdaq). (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for purposes of determining affiliate status.)

As of March 16, 1998, 38,282,204 shares of the registrant's common stock were outstanding.

Portions of the 1997 Annual Report to Stockholders are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 12, 1998 are incorporated in Part III of this report.

                                PART I

ITEM 1.   BUSINESS

General

Werner Enterprises, Inc. ("Werner" or the "Company") is a transportation company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. Werner is among the five largest truckload carriers in the United States and maintains its headquarters in Omaha, Nebraska, near the geographic center of its service area. Werner was founded by Chairman and Chief Executive Officer Clarence L. Werner in 1956 who started the business with one truck at the age of 19. Werner completed its initial public offering in April 1986 with a fleet of 630 trucks. Werner ended 1997 with a fleet of 5,350 trucks.

The Company operates throughout the 48 contiguous states pursuant to operating authority, both common and contract, granted by the Department of Transportation and pursuant to intrastate authority granted by various states. The Company also has authority to operate in the ten provinces of Canada and provides through trailer service in and out of Mexico. The principal types of freight transported by the Company includes manufactured goods, retail store merchandise, food products, paper products, beverages, and building materials.

Marketing and Operations

Werner's business philosophy is to provide superior on-time service to its customers at a low cost. To accomplish this, Werner operates premium, modern tractors and trailers which breakdown less frequently and help attract and retain qualified drivers. Werner has continually invested in technology to improve service to customers and improve retention of drivers. Werner focuses on shippers that value the broad geographic coverage, equipment capacity, technology, customized services, and flexibility available from a large, financially stable carrier. These shippers are generally less sensitive to rate levels, preferring to have their freight handled by a few core carriers with whom they can establish service-based, long-term relationships.

Werner operates in the truckload segment of the trucking industry. Within the truckload segment, Werner provides specialized services to customers based on their trailer needs (van, flatbed, temperature controlled), geographic area (medium to long haul throughout the 48 contiguous states, regional), or conversion of their private fleet to Werner (dedicated). Werner also has been growing its logistics business in which the Company manages the transportation requirements for individual customers. This can include transportation routing, transportation mode selection, truck brokerage, transloading and other services. Logistics is a non-asset based business that is highly dependent on information systems and qualified employees. As compared to trucking operations which requires a significant capital investment in equipment, logistics operating margins are generally lower than trucking operating margins.

Werner has a diversified freight base and is not dependent on a small group of customers or a specific industry for a majority of its freight. During 1997, the Company's largest 5, 10, and 25 customers comprised 18%, 26%, and 40% of the Company's revenues, respectively. No one customer accounted for more than 7% of the Company's revenues in 1997.

Virtually all of Werner's company-owned and owner operator tractors are equipped with satellite communications devices that enable the Company and drivers to conduct two-way communication using standardized and freeform messages. The satellite technology also enables the Company to monitor the progress of shipments. The Company obtains specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, Werner has developed advanced applications systems to improve customer service and driver
service.   Examples of such application systems include  (1)  an  automated driver hours of service system which enables the Company to preplan and control driver hours of service, (2) automated engine diagnostics to continually monitor more than a dozen mechanical fault tolerances, (3) software which enables the Company to preplan shipments which can be swapped by drivers and trucks enroute to meet driver home time needs, without compromising on-time delivery requirements, and (4) automated "possible late load" tracking which informs the operations department of shipments that may be operating behind schedule, thereby allowing the Company to take preventive measures to avoid a late delivery, or to provide the customer with advance notice.

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

Employees and Owner-Operator Drivers

As of December 31, 1997, the Company employed 5,912 drivers, 488 mechanics and maintenance personnel, and 1,121 management, administrative and support personnel. The Company also had contracts with independent contractors

(owner-operators) for the services of 860 tractors that provide both a tractor and a qualified driver or drivers. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

The Company recognizes that its professional driver work force is one of its most valuable assets. Most of Werner's drivers are compensated based upon miles driven. The rate per mile increases with a drivers' length of service. Additional compensation may be earned through a fuel efficiency bonus, a mileage bonus, an annual achievement bonus and for extra work associated with their job (loading and unloading, extra stops, and shag trips, for example). Effective January 1, 1997, the Company increased the mileage pay for virtually all of its Company drivers and owner-operators by two cents per mile, a 7% increase. The Company conducts a regular schedule of driver/top management meetings to share information and concerns and seek mutually satisfactory solutions. As a result of management's attention to driver retention, the Company's annual driver turnover level in 1997 was approximately 70%, which is believed to be below the industry average.

At times, there are shortages of drivers in the trucking industry. The Company's management believes that the number of qualified drivers in the industry has been reduced because of the Federal License Program implemented during 1992, elimination of federal funding for driving schools, changes in the demographic composition of the work force, as well as individual drivers' desire to be home more often. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future.

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

Revenue Equipment

As of December 31, 1997, the Company operated 4,490 Company-owned tractors and had contracts for 860 tractors owned by owner-operators. The tractors as of December 31, 1997 were operated in the Company's service divisions as
follows:   3,455  medium-to-long-haul  dry  vans;  360  medium-to-long-haul flatbeds; 550 regional short-haul vans; 260 temperature-controlled; and 725 dedicated. Approximately 72% of the Company's tractors are manufactured by
Freightliner.   This  standardization  decreases  downtime  by  simplifying
maintenance.   The  Company adheres to a comprehensive maintenance  program for both tractors and trailers. Due to continuous upgrading of the Company-owned tractor fleet, the average age was 1.4 years at December 31, 1997. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the Department of Transportation. These tractors are then periodically
inspected,   similar  to  Company-owned  tractors,  to  monitor   continued
compliance.

The Company operated 14,700 trailers at December 31, 1997: 13,304 dry vans; 732 flatbeds; 591 temperature controlled; and 73 other specialized trailers. As of December 31, 1997, 96% of the Company's fleet of dry van trailers consisted of 53-foot trailers. Other trailer lengths such as 27-foot and 57-foot are also provided by the Company to meet the specialized needs of customers. The average age of the trailer fleet was 2.8 years at December 31, 1997.

Fuel

Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a materially adverse effect on the operations and profitability of the Company. At times, the Company has experienced significant increases in the cost of fuel. During past periods of high fuel costs, the Company has recovered a portion of the increased cost from customers via the use of fuel surcharges. The Company cannot predict whether high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases.

The Company maintains above-ground and underground fuel storage tanks at certain of its terminals. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Regulation

The Company is a motor carrier regulated by the Surface Transportation Board of the United States Department of Transportation (DOT). The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions, and periodic financial reporting. The Company currently has a satisfactory DOT safety rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could have an adverse effect on the Company, as some of the Company's contracts with customers require a satisfactory rating. Such matters as weight and dimensions of equipment are also subject to federal, state, and international regulations.

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

Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone. Few other truckload carriers have greater financial resources, own more equipment or carry a larger volume of freight than the Company. The Company is believed to be one of the five largest truckload carriers in the trucking industry.

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

ITEM 2.   PROPERTIES

Werner's headquarters is located along Interstate 80 just west of Omaha, Nebraska, on approximately 210 acres, 171 of which are held for future
expansion.   The headquarters consist of the Company's 108,000  square-foot office building, a 5,000 square-foot computer center, and 73,000 square feet of maintenance and repair facilities containing a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers and a paint
booth.   Additionally, the maintenance area includes a drivers'  lounge,  a drivers' orientation section and a Company store. The Company is currently constructing a 144,000 square-foot addition to the Company's headquarters office building. Most of the Omaha maintenance and repair facilities will eventually be relocated to the land in Omaha that is being held for future expansion.

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

ITEM 3.   LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company has assumed liability up to $500,000 per claim and a $1,500,000 annual aggregate amount of liability between $500,000 and $1,000,000 for personal injury and property damage claims. The Company maintains insurance which covers liability in excess of this amount to coverage levels that management considers adequate. The Company believes that adverse results in one or more of these claims would not have a material adverse effect on its results of operations or financial position. The information set forth in Note (1) "Insurance and Claims Accruals" on page 20 and Note (5) "Commitments and Contingencies" on page 23 of the Annual Report is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1997, involving a change of accountants or disagreements on accounting and financial disclosure.

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

(b)  Reports on Form 8-K:

           A report on Form 8-K, filed October 20, 1997, regarding a news release on October 15, 1997, announcing the Company's operating revenues and earnings for the third quarter ended September 30, 1997.

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

Current members of the Option Committee are:

               Clarence L. Werner            Irving B. Epstein
               Werner Enterprises, Inc.      Epstein & Epstein
               PO Box 45308                  Suite 123
               Omaha, NE  68145              10050 Regency Circle
                                             Omaha, NE  68114

               Curtis G. Werner              Martin F. Thompson
               Werner Enterprises, Inc.      c/o Werner Enterprises, Inc.
               PO Box 45308                  PO Box 45308
               Omaha, NE  68145              Omaha, NE  68145

These persons do not receive compensation for their services as members of the Option Committee, except outside directors, who receive a fee of $2,000 for each meeting of the Option Committee they attend if not held on a day on which a meeting of the Board of Directors is held.

The information set forth in Note (4) "Stock Option and Employee Benefit Plans" on pages 22 and 23 of the Annual Report is incorporated herein by reference. No stock appreciation rights are outstanding. All employees to whom options were granted were provided with a copy of the Stock Option Plan's Prospectus, as well as the Company's most recent Annual Report.

Employee Stock Purchase Plan

Any  person employed by the Company or any subsidiary at least 90 days  and who is employed at least 20 hours per week on a regular basis may participate in the Company's Employee Stock Purchase Plan (the Purchase
Plan). Eligible participants designate the amount of regular payroll deductions and/or a single annual payment, subject to a $1,950 yearly maximum amount, that will be used to purchase shares of the Company's common stock on the Over-The-Counter Market subject to the terms of the Purchase Plan. The Company contributes an amount equal to 15% of each participant's contributions under the Purchase Plan. Interest accrues on Purchase Plan contributions at a rate of 5.25%. The broker's commissions and administrative charges related to purchases of common stock under the

Purchase Plan are paid by the Company. As of December 31, 1997, 552 employees were participating in the Purchase Plan.

The administrator of the Purchase Plan is John J. Steele, Vice President, Treasurer and Chief Financial Officer of the Company, Post Office Box 45308, Omaha, Nebraska 68145. Mr. Steele has received no compensation for his services as administrator.

The broker utilized by the Company to make purchases under the Purchase Plan is Salomon Smith Barney, Inc., 388 Greenwich Street, New York, New York 10013. The total amount of compensation received by Salomon Smith Barney, Inc. from the Purchase Plan for services in all capacities during the year ended December 31, 1997 was $8,252. Participants are provided with a copy of the Purchase Plan's Prospectus, as well as the Company's most recent Annual Report and any quarterly reports prepared since the Annual Report.

Following each purchase under the Purchase Plan, each participant receives a statement from the broker detailing the number of shares purchased, the purchase price, and the accumulated number of shares owned by the participant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27 day of March, 1998.
                                   WERNER ENTERPRISES, INC.

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

      Signature                     Position                    Date

/s/ Clarence L.Werner     Chairman of the Board,  Chief    March 27, 1998
Clarence L. Werner        Executive Officer and Director

/s/ Gary L. Werner        Vice Chairman and                March 27, 1998
Gary L. Werner            Director

/s/ Curtis G. Werner      Vice Chairman - Corporate        March 27, 1998
Curtis G. Werner          Development and Director

/s/ Gregory L. Werner     President and Director           March 27, 1998
Gregory L. Werner

/s/ John J. Steele        Vice President, Treasurer and    March 27, 1998
John J. Steele            Chief Financial Officer

/s/ James L. Johnson      Corporate Secretary and          March 27, 1998
James L. Johnson          Controller

/s/ Irving B. Epstein     Director                         March 27, 1998
Irving B. Epstein

/s/ Martin F. Thompson    Director                         March 27, 1998
Martin F. Thompson

/s/ Gerald H. Timmerman   Director                         March 27, 1998
Gerald H. Timmerman

/s/ Donald W. Rogert      Director                         March 27, 1998
Donald W. Rogert

/s/ Jeffrey G. Doll       Director                         March 27, 1998
Jeffrey G. Doll

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

     To the Stockholders and Board of Directors of Werner Enterprises,
     Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Werner Enterprises, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 20, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                   ARTHUR ANDERSEN LLP

     Omaha, Nebraska,
     January 20, 1998

                                SCHEDULE II

                         WERNER ENTERPRISES, INC.


                     VALUATION AND QUALIFYING ACCOUNTS
                              (In thousands)


                                 Balance    Charged    Write-   Balance
                                    At         To       Off        At
                                Beginning    Costs       Of       End
                                    Of        And     Doubtful     Of
                                  Period    Expenses  Accounts   Period
                                  ------    --------  --------   ------
Year ended December 31, 1997:
Allowance for doubtful accounts    $3,359      $206      $439     $3,126
                                   =====================================
Year ended December 31, 1996:
Allowance for doubtful accounts    $3,240      $606      $487     $3,359
                                   =====================================
Year ended December 31, 1995:
Allowance for doubtful accounts    $2,791      $606      $157     $3,240
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

3(ii)   Revised and Amended    Exhibit 3(ii) to the Company's report on
        By-Laws                Form 10-K for the year ended December 31,
                               1994

10      Amended and Restated   Exhibit 10 to the Company's report on Form
        Stock Option Plan      10-Q for the quarter ended May 31, 1994

11      Statement Re:          Filed herewith
        Computation of Per
        Share Earnings

13      Incorporated by        Filed herewith
        reference sections
        of Annual Report to
        Stockholders for the
        year ended December 31,
        1997

21      Subsidiaries of the    Filed herewith
        Registrant

23      Consent of Arthur      Filed herewith
        Andersen LLP

27      Financial Data         Filed herewith
        Schedule