Form 10-Q
period 1998-03-31
WERNER ENTERPRISES INC
filed 1998-05-12
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                                 Commission file number
March 31, 1998                                                       0-14690


                          WERNER ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)


NEBRASKA                                                          47-0648386
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                  68145-0308                    (402)895-6640
(Address of principal            (Zip Code)  (Registrant's telephone number)
   executive offices)


                ________________________________________________

      Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES [X]        NO [ ]


      As of April 30, 1998, 38,305,519 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

      Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1997).


Consolidated Statements of Income for the
     Three Months Ended March 31, 1998 and 1997..................... Page 3

Consolidated Condensed Balance Sheets as of
     March 31, 1998 and December 31, 1997........................... Page 4

Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1998 and 1997..................... Page 5

Notes to Consolidated Financial Statements
     as of March 31, 1998........................................... Page 6

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
(Amounts in thousands, except per share data)              March 31
-------------------------------------------------------------------------
                                                      1998          1997
-------------------------------------------------------------------------
                                                         (Unaudited)

Operating revenues                                  $199,707     $172,049
                                                    ---------------------
Operating expenses:
  Salaries, wages and benefits                        74,303       63,273
  Fuel                                                14,698       17,265
  Supplies and maintenance                            17,509       14,945
  Taxes and licenses                                  15,852       12,719
  Insurance and claims                                 6,645        6,350
  Depreciation                                        19,459       17,248
  Rent and purchased transportation                   33,377       27,648
  Communications and utilities                         2,559        2,184
  Other                                               (2,838)      (1,036)
                                                    ---------------------
     Total operating expenses                        181,564      160,596
                                                    ---------------------

Operating income                                      18,143       11,453
                                                    ---------------------
Other expense (income):
  Interest expense                                     1,006          447
  Interest income                                       (420)        (415)
  Other                                                   20           29
                                                    ---------------------
     Total other expense                                 606           61
                                                    ---------------------
Income before income taxes                            17,537       11,392

Income taxes                                           6,664        3,943
                                                    ---------------------
Net income                                          $ 10,873     $  7,449
                                                    =====================
Average common shares outstanding                     38,256       37,990
                                                    =====================
Earnings per share (Note 1)                         $    .28     $    .20
                                                    =====================
Diluted shares outstanding (Note 1)                   38,531       38,224
                                                    =====================
Diluted earnings per share (Note 1)                 $    .28     $    .19
                                                    =====================
Dividends declared per share (Note 1)               $   .025     $   .025
                                                    =====================

                           WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)                                       March 31    December 31
----------------------------------------------------------------------------
                                                       1998          1997
----------------------------------------------------------------------------
                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $ 24,924      $ 22,294
  Accounts receivable, net                             85,390        93,461
  Prepaid taxes, licenses and permits                   7,499         8,405
  Other current assets                                 22,408        21,632
                                                     ----------------------
     Total current assets                             140,221       145,792
                                                     ----------------------
Property and equipment                                726,244       698,099
Less - accumulated depreciation                       185,141       176,253
                                                     ----------------------
  Property and equipment, net                         541,103       521,846
                                                     ----------------------
                                                     $681,324      $667,638
                                                     ======================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 28,861      $ 44,167
  Insurance and claims accruals                        24,005        22,161
  Accrued payroll                                      12,442         9,116
  Income taxes payable                                  7,136         6,983
  Other current liabilities                             9,579         9,364
                                                     ----------------------
     Total current liabilities                         82,023        91,791
                                                     ----------------------
Long-term debt                                         70,000        60,000

Insurance, claims and other long-term accruals         29,301        29,329

Deferred income taxes                                  93,846        91,400

Stockholders' equity                                  406,154       395,118
                                                     ----------------------
                                                     $681,324      $667,638
                                                     ======================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
(In thousands)                                               March 31
---------------------------------------------------------------------------
                                                       1998           1997
---------------------------------------------------------------------------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                         $ 10,873      $  7,449
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                    19,459        17,248
       Deferred income taxes                            2,446         1,512
       Gain on disposal of operating equipment         (3,142)       (1,256)
       Insurance, claims and other long-term accruals     (28)       (1,002)
       Tax benefit from exercise of stock options         247             -
       Changes in certain working capital items:
          Accounts receivable, net                      8,071        (8,108)
          Prepaid expenses and other current assets       130           584
          Accounts payable                            (15,306)       11,489
          Other current liabilities                     5,538         5,384
                                                     ----------------------
     Net cash provided by operating activities         28,288        33,300
                                                     ----------------------
Cash flows from investing activities:
  Additions to property and equipment                 (56,260)      (38,464)
  Retirements of property and equipment                20,686         7,442
                                                     ----------------------
     Net cash used in investing activities            (35,574)      (31,022)
                                                     ----------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt             10,000             -
  Dividends on common stock                              (958)         (950)
  Stock options exercised                                 874           127
     Net cash provided by (used in) financing        ----------------------
       activities                                       9,916          (823)
                                                     ----------------------
Net increase in cash and cash equivalents               2,630         1,455
Cash and cash equivalents, beginning of period         22,294        22,136
                                                     ----------------------
Cash and cash equivalents, end of period             $ 24,924      $ 23,591
                                                     ======================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                           $    821      $    458
  Income taxes                                          3,424           776

                         WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Common Stock Split

      On April 15, 1998, the Company announced that its Board of Directors declared a five-for-four split of the Company's common stock effected in the form of a 25 percent stock dividend. The stock split will be payable on or about May 13, 1998 to stockholders of record at the close of business on April 27, 1998. No fractional shares of common stock will be issued in connection with the stock split. Stockholders entitled to a fractional share will receive a proportional cash payment based on the closing price of a share of common stock on April 27, 1998.

      The Company's average common shares outstanding and earnings per share, after giving retroactive effect for the five-for-four stock split, are as follows:

                                                     Three Months Ended
                                                          March 31
                                                     ------------------
                                                       1998      1997
                                                     ------------------
     Average common shares outstanding                47,820    47,488
                                                      ======    ======
     Earnings per share                               $  .23    $  .16
                                                      ======    ======
     Diluted shares outstanding                       48,164    47,780
                                                      ======    ======
     Diluted earnings per share                       $  .23    $  .16
                                                      ======    ======

(2) Commitments

      As of March 31, 1998, the Company has commitments for capital expenditures of approximately $63,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This report contains forward-looking statements which are based on information currently available to the Company's management. Actual results could differ materially from those anticipated in forward-looking statements as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Financial Condition:

      During the three months ended March 31, 1998, the Company generated cash flow from operations of $28.3 million. Cash flow from operations decreased due to a reduction in accounts payable resulting from the timing of payments for tractors and trailers. At December 31, 1997, most of the accounts payable of $44.2 million was for tractors and trailers received not yet paid. Accounts payable was $28.9 million at March 31, 1998.
Accounts  receivable  collections improved during  first  quarter  1998  as accounts receivable declined from $93.5 million to $85.4 million. The Company made long-term borrowings of $10.0 million, which, along with the cash flow from operations, enabled the Company to make net property additions, primarily revenue equipment, of $35.6 million, and pay common stock dividends of $1.0 million. If the Company continues to grow at its current rate (as described below), additional financing activities may occur. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

      The Company's long-term debt to equity ratio at March 31, 1998 was 17.2%, compared with 15.2% at December 31, 1997.

Results of Operations:

Three Months Ended March 31, 1998 and 1997
------------------------------------------
      Operating revenues increased 16% for the three months ended March 31, 1998, compared to the same period of the prior year, primarily due to a 14% increase in the average number of tractors in service. Revenue per mile, excluding fuel surcharges, increased 1% compared to first quarter of 1997 due partially to rate increases. A $2.9 million increase in revenues from logistics transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, were 90.9% for the three months ended March 31, 1998, compared to 93.3% for the three months ended March 31, 1997. The Company's increase in logistics transportation services contributed to a shift in costs to the rent and purchased transportation expense category from several other expense categories, as described below.

     Salaries, wages and benefits increased from 36.8% to 37.2% of revenues due primarily to an increase in experienced drivers and to a lesser degree higher workers compensation costs, partially offset by increased revenues from logistics transportation services. At times, there have been shortages of drivers in the trucking industry, particularly the medium-to-long haul segment. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel decreased from 10.0% to 7.4% of revenues, due mainly to lower average fuel prices during the quarter compared to the same quarter of the prior year, and increased revenues from logistics transportation services. Taxes and licenses increased from 7.4% to 7.9% of revenues due primarily to the effect of refunds and state sales tax incentives during first quarter 1997. Insurance and claims decreased from 3.7% to 3.3% of revenues due to favorable claims experience during the quarter and increased revenues from logistics transportation services. Depreciation decreased from 10.0% to 9.7% of revenues due primarily to the increase in logistics transportation revenues and a slight increase in miles per tractor. Rent and purchased transportation increased from 16.1% to 16.7% of revenues due primarily to the Company's increase in logistics transportation services. Other operating expenses changed from (.6%) to (1.4%) of revenues due to an increase in gains on sales of revenue equipment to third parties resulting from an increase in the number of units sold.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 38% and 34.6% for the three month periods ended March 31, 1998 and 1997, respectively. The increase was due to favorable settlement of income tax issues during the prior year.

                                  PART II

                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

    Exhibit                                Page Number or Incorporated
     Number            Description               by Reference to
    -------            -----------         ---------------------------
       11        Statement Re Computation         Filed herewith
                  of Per Share Earnings

       27        Financial Data Schedule          Filed herewith

(b)  Reports on Form 8-K.

     A report on Form 8-K, filed January 23, 1998, regarding a news release on January 21, 1998, announcing the Company's operating revenues and earnings for the fourth quarter and year ended December 31, 1997.

     A  report on Form 8-K, filed February 17, 1998, regarding a  news
     release   on   February  12,  1998,  announcing   the   Company's
     transportation agreement with Dollar General Corporation.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WERNER ENTERPRISES, INC.


Date:        May 11, 1998               By:  /s/John J. Steele
                                        John J. Steele
                                        Vice President, Treasurer and
                                        Chief Financial Officer




Date:        May 11, 1998               By:  /s/James L. Johnson
                                        James L. Johnson
                                        Corporate Secretary and Controller