Form 10-Q
period 1998-06-30
WERNER ENTERPRISES INC
filed 1998-08-14
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended                               Commission file number
June 30, 1998                                                      0-14690


                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)


NEBRASKA                                                        47-0648386
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA               68145-0308                    (402)895-6640
(Address of principal         (Zip Code)   (Registrant's telephone number)
   executive offices)


                __________________________________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          YES [X]        NO [ ]


      As of July 31, 1998, 47,796,584 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

      Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1997).


Consolidated Statements of Income for the Three Months Ended
     June 30, 1998 and 1997                                          Page 3

Consolidated Statements of Income for the Six Months Ended
     June 30, 1998 and 1997                                          Page 4

Consolidated Condensed Balance Sheets as of June 30, 1998
     and December 31, 1997                                           Page 5

Consolidated Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997                                          Page 6

Notes to Consolidated Financial Statements as of June 30, 1998       Page 7

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
(Amounts in thousands, except per share data)              June 30
-------------------------------------------------------------------------
                                                     1998          1997
-------------------------------------------------------------------------
                                                         (Unaudited)

Operating revenues                                  $211,678     $193,635
                                                    ---------------------
Operating expenses:
  Salaries, wages and benefits                        79,679       70,635
  Fuel                                                14,198       16,719
  Supplies and maintenance                            17,214       15,548
  Taxes and licenses                                  16,679       15,208
  Insurance and claims                                 5,978        4,901
  Depreciation                                        20,372       17,976
  Rent and purchased transportation                   32,815       33,004
  Communications and utilities                         2,549        1,937
  Other                                               (2,848)      (2,342)
                                                    ---------------------
     Total operating expenses                        186,636      173,586
                                                    ---------------------
Operating income                                      25,042       20,049
                                                    ---------------------
Other expense (income):
  Interest expense                                     1,238          588
  Interest income                                       (430)        (299)
  Other                                                   21           36
                                                    ---------------------
     Total other expense                                 829          325
                                                    ---------------------
Income before income taxes                            24,213       19,724

Income taxes                                           9,201        7,192
                                                    ---------------------
Net income                                          $ 15,012     $ 12,532
                                                    =====================
Average common shares outstanding (Note 1)            47,883       47,728
                                                    =====================
Earnings per share (Note 1)                         $    .31     $    .26
                                                    =====================
Diluted shares outstanding (Note 1)                   48,185       47,928
                                                    =====================
Diluted earnings per share (Note 1)                 $    .31     $    .26
                                                    =====================
Dividends declared per share (Note 1)               $   .024     $   .020
                                                    =====================

                          WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Six Months Ended
(Amounts in thousands, except per share data)              June 30
-------------------------------------------------------------------------
                                                      1998         1997
-------------------------------------------------------------------------
                                                          (Unaudited)

Operating revenues                                  $411,385     $365,684
                                                    ---------------------
Operating expenses:
  Salaries, wages and benefits                       153,982      133,908
  Fuel                                                28,896       33,984
  Supplies and maintenance                            34,723       30,493
  Taxes and licenses                                  32,531       27,927
  Insurance and claims                                12,623       11,251
  Depreciation                                        39,831       35,224
  Rent and purchased transportation                   66,192       60,652
  Communications and utilities                         5,108        4,121
  Other                                               (5,686)      (3,378)
                                                    ---------------------
     Total operating expenses                        368,200      334,182
                                                    ---------------------
Operating income                                      43,185       31,502
                                                    ---------------------
Other expense (income):
  Interest expense                                     2,244        1,035
  Interest income                                       (850)        (714)
  Other                                                   41           65
                                                    ---------------------
     Total other expense                               1,435          386
                                                    ---------------------
Income before income taxes                            41,750       31,116

Income taxes                                          15,865       11,135
                                                    ---------------------
Net income                                          $ 25,885     $ 19,981
                                                    =====================
Average common shares outstanding (Note 1)            47,852       47,608
                                                    =====================
Earnings per share (Note 1)                         $    .54     $    .42
                                                    =====================
Diluted shares outstanding (Note 1)                   48,156       47,792
                                                    =====================
Diluted earnings per share (Note 1)                 $    .54     $    .42
                                                    =====================
Dividends declared per share (Note 1)               $   .044     $   .040
                                                    =====================

                          WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)                                      June 30   December 31
-------------------------------------------------------------------------
                                                      1998        1997
-------------------------------------------------------------------------
                                                   (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                         $ 20,111     $ 22,294
  Accounts receivable, net                            89,127       93,461
  Prepaid taxes, licenses and permits                  5,468        8,405
  Other current assets                                25,075       21,632
                                                    ---------------------
     Total current assets                            139,781      145,792
                                                    ---------------------
Property and equipment                               755,851      698,099
Less - accumulated depreciation                      188,930      176,253
                                                    ---------------------
  Property and equipment, net                        566,921      521,846
                                                    ---------------------
                                                    $706,702     $667,638
                                                    =====================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 26,265     $ 44,167
  Insurance and claims accruals                       21,988       22,161
  Accrued payroll                                     14,142        9,116
  Income taxes payable                                 3,930        6,983
  Other current liabilities                           12,350        9,364
                                                    ---------------------
     Total current liabilities                        78,675       91,791
                                                    ---------------------

Long-term debt                                        80,000       60,000

Insurance, claims and other long-term accruals        30,301       29,329

Deferred income taxes                                 97,233       91,400

Stockholders' equity                                 420,493      395,118
                                                    ---------------------
                                                    $706,702     $667,638
                                                    =====================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Six Months Ended
(In thousands)                                               June 30
--------------------------------------------------------------------------
                                                       1998          1997
--------------------------------------------------------------------------
                                                           (Unaudited)

Cash flows from operating activities:
  Net income                                         $ 25,885     $ 19,981
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                    39,831       35,224
       Deferred income taxes                            5,833        4,486
       Gain on disposal of operating equipment         (6,411)      (3,700)
       Insurance, claims and other long-term accruals     972           (5)
       Tax benefit from exercise of stock options         364        1,299
       Changes in certain working capital items:
          Accounts receivable, net                      4,334      (20,189)
          Prepaid expenses and other current assets      (506)       1,713
          Accounts payable                            (17,902)      14,647
          Other current liabilities                     4,593        5,498
                                                     ---------------------
     Net cash provided by operating activities         56,993       58,954
                                                     ---------------------
Cash flows from investing activities:
  Additions to property and equipment                (122,038)    (103,413)
  Proceeds from sales of property and equipment        43,543       20,707
                                                     ---------------------
     Net cash used in investing activities            (78,495)     (82,706)
                                                     ---------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt             20,000       20,000
  Dividends on common stock                            (1,916)      (1,900)
  Stock options exercised                               1,235        2,041
                                                     ---------------------
     Net cash provided by financing activities         19,319       20,141
                                                     ---------------------
Net decrease in cash and cash equivalents              (2,183)      (3,611)
Cash and cash equivalents, beginning of period         22,294       22,136
                                                     ---------------------
Cash and cash equivalents, end of period             $ 20,111     $ 18,525
                                                     =====================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                           $  2,156     $    971
  Income taxes                                         12,323        5,167

                         WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Common Stock Split

      On May 13, 1998, the Company issued shares for a five-for-four common stock split effected in the form of a twenty-five percent (25%) stock dividend to stockholders of record at the close of business on April 27, 1998. All references in the consolidated financial statements with regard to the number of shares of common stock and the per share amounts have been adjusted to reflect the effect of the stock split.


(2) Commitments

      As of June 30, 1998, the Company has commitments for capital expenditures of approximately $58,000,000.

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

Financial Condition:

      During the six months ended June 30, 1998, the Company generated cash flow from operations of $57.0 million. Cash flow from operations decreased compared to the same period of the previous year due to a reduction in accounts payable resulting from the timing of payments for tractors and trailers. At December 31, 1997, most of the accounts payable of $44.2 million was for tractors and trailers received not yet paid. Accounts payable was $26.3 million at June 30, 1998. Accounts receivable collections improved during the six months ended June 30, 1998 as accounts receivable declined from $93.5 million to $89.1 million. The Company made long-term borrowings of $20.0 million, which, along with the cash flow from operations, enabled the Company to make net property additions, primarily revenue equipment, of $78.5 million, and pay common stock dividends of $1.9 million. If the Company continues to grow at its current rate (as described below), additional financing activities may occur. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

      The Company's long-term debt to equity ratio at June 30, 1998 was 19.0%, compared with 15.2% at December 31, 1997.

Results of Operations:

Three Months Ended June 30, 1998 and 1997
-----------------------------------------

      Operating revenues increased 9% for the three months ended June 30, 1998, compared to the same period of the prior year, primarily due to a 10% increase in the average number of tractors in service. Revenue per mile, excluding fuel surcharges, increased 2% compared to second quarter of 1997 due partially to rate increases. These increases were partially offset by lower revenues from logistics transportation services.

      Operating expenses, expressed as a percentage of operating revenues, were 88.2% for the three months ended June 30, 1998, compared to 89.6% for the three months ended June 30, 1997. The Company's decrease in logistics transportation services contributed to a shift in costs from the rent and purchased transportation expense category to several other expense categories, as described below.

     Salaries, wages and benefits increased from 36.5% to 37.6% of revenues due to more experienced drivers and a decrease in logistics revenues. At times, there have been shortages of drivers in the trucking industry, particularly the medium-to-long haul segment. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel decreased from 8.6% to 6.7% of revenues, due mainly to significantly lower average fuel prices during the quarter compared to the same quarter of the prior year. Depreciation increased from 9.3% to 9.6% of revenues due primarily to the decrease in logistics revenues and an increase in the trailer to tractor ratio. The increase in the trailer to tractor ratio is the result of providing additional trailers to improve customer service and tractor productivity. A decrease in the average length of haul also contributed to the increased trailer to tractor ratio. Rent and purchased transportation decreased from 17.0% to 15.5% of revenues due primarily to the Company's decrease in logistics transportation services.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 38% and 36.5% for the three month periods ended June 30, 1998 and 1997, respectively. The effective income tax rate for the 1997 period was lower than normal due to favorable settlement of income tax issues.

Six Months Ended June 30, 1998 and 1997
---------------------------------------

      Operating revenues increased by 12% for the six months ended June 30, 1998, compared to the same period of the previous year, primarily due to a 12% increase in the average number of tractors. Revenue per mile, excluding fuel surcharges, increased 1% compared to the first six months of 1997 partially due to rate increases. These increases were partially offset by lower revenues from logistics transportation services.

      Operating expenses, expressed as a percentage of operating revenues, decreased to 89.5% for the six months ended June 30, 1998, compared to 91.4% for the same period of 1997. Salaries, wages and benefits increased from 36.6% to 37.4% of revenues due primarily to more experienced drivers and a decrease in logistics revenues. Fuel costs decreased from 9.3% to 7.0% of revenues due mainly to lower average fuel prices during the first six months of 1998. Taxes and licenses increased from 7.6% to 7.9% of revenues due primarily to the decreased revenues from logistics services and refunds and favorable development of state tax issues during the prior period. Rent and purchased transportation decreased from 16.6% to 16.1% of revenues due primarily to the Company's decrease in logistics transportation services. Other operating expenses changed from (.9%) to (1.4%) of revenues mainly due to an increase in gains on sales of revenue equipment to third parties resulting primarily from an increase in the number of units sold.

      The Company's effective income tax rate was 38.0% and 35.8% for the six month periods ended June 30, 1998 and 1997, respectively. The effective income tax rate for the 1997 period was lower than normal due to favorable settlement of income tax issues.

                                  PART II

                             OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 12, 1998 for the purpose of electing three directors for three-year terms and voting on the proposal described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. The voting tabulation was as follows:

                                       Shares Voted   Shares Voted
                                          "FOR"         "ABSTAIN"
                                       ------------   ------------
          Curtis G. Werner               35,087,456     1,238,704
          Gerald H. Timmerman            35,090,248     1,235,912
          Donald W. Rogert               35,112,800     1,213,360

      The Company's proposal to amend the Articles of Incorporation and increase the number of authorized shares of common stock, par value of $.01, from 60,000,000 to 200,000,000 shares, as set forth in the Proxy Statement for Annual Meeting of Stockholders, May 12, 1998, was approved by the following vote:

              Shares Voted       Shares Voted         Shares Voted
                 "FOR"             "AGAINST"            "ABSTAIN"
              ------------       ------------         ------------
               24,956,801         11,351,731             17,628

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

   Exhibit                                                 Incorporated
    Number                 Description                   by Reference to
   -------                 -----------                   ---------------
      11       Statement Re: Computation
                 of Per Share Earnings                    Filed herewith

      27       June 30, 1998 Financial Data Schedule      Filed herewith

      27.1     Restated 1997 Financial Data Schedule
                 for Interim  Periods                     Filed herewith

      27.2     Restated September 30, 1996 Financial
                 Data Schedule                            Filed herewith

(b)  Reports on Form 8-K.

     A report on Form 8-K, filed April 17, 1998, regarding a news release on April 15, 1998, announcing the Company's operating revenues and earnings for the first quarter ended March 31, 1998.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WERNER ENTERPRISES, INC.


Date:          August 13, 1998          By: /s/John J. Steele
                                        John J. Steele
                                        Vice President, Treasurer and
                                        Chief Financial Officer




Date:          August 13, 1998          By: /s/James L. Johnson
                                        James L. Johnson
                                        Corporate Secretary and Controller