Form 10-Q
period 1998-09-30
WERNER ENTERPRISES INC
filed 1998-11-13
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended                               Commission file number
September 30, 1998                                                 0-14690


                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)


NEBRASKA                                                        47-0648386
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA             68145-0308                       (402)895-6640
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


                          YES [X]        NO [   ]


      As of October 31, 1998, 47,434,351 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

      Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1997).


Consolidated Statements of Income for the Three Months Ended
        September 30, 1998 and 1997                                 Page 3

Consolidated Statements of Income for the Nine Months Ended
        September 30, 1998 and 1997                                 Page 4

Consolidated Condensed Balance Sheets as of September 30, 1998
        and December 31, 1997                                       Page 5

Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 1998 and 1997                                 Page 6

Notes to Consolidated Financial Statements as of
        September 30, 1998                                          Page 7

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
(Amounts in thousands, except per share data)             September 30
-------------------------------------------------------------------------
                                                       1998          1997
-------------------------------------------------------------------------
                                                          (Unaudited)
Operating revenues                                  $219,715     $200,237
                                                    ---------------------
Operating expenses:
  Salaries, wages and benefits                        83,421       71,326
  Fuel                                                13,766       16,060
  Supplies and maintenance                            18,436       16,588
  Taxes and licenses                                  17,075       14,511
  Insurance and claims                                 5,523        4,994
  Depreciation                                        20,604       18,338
  Rent and purchased transportation                   34,278       35,399
  Communications and utilities                         2,814        2,123
  Other                                               (2,701)      (2,129)
                                                    ---------------------
    Total operating expenses                         193,216      177,210
                                                    ---------------------
Operating income                                      26,499       23,027
                                                    ---------------------
Other expense (income):
  Interest expense                                     1,242          926
  Interest income                                       (446)        (385)
  Other                                                   33           24
                                                    ---------------------
     Total other expense                                 829          565
                                                    ---------------------
Income before income taxes                            25,670       22,462

Income taxes                                           9,755        8,263
                                                    ---------------------
Net income                                          $ 15,915     $ 14,199
                                                    =====================
Average common shares outstanding (Note 1)            47,658       47,876
                                                    =====================
Earnings per share (Note 1)                         $    .33     $    .30
                                                    =====================
Diluted shares outstanding (Note 1)                   47,846       48,125
                                                    =====================
Diluted earnings per share (Note 1)                 $    .33     $    .30
                                                    =====================
Dividends declared per share (Note 1)               $   .024     $   .020
                                                    =====================

                          WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                      Nine Months Ended
(Amounts in thousands, except per share data)            September 30
-------------------------------------------------------------------------
                                                      1998          1997
-------------------------------------------------------------------------
                                                         (Unaudited)
Operating revenues                                  $631,100     $565,921
                                                    ---------------------
Operating expenses:
  Salaries, wages and benefits                       237,403      205,234
  Fuel                                                42,662       50,044
  Supplies and maintenance                            53,159       47,081
  Taxes and licenses                                  49,606       42,438
  Insurance and claims                                18,146       16,245
  Depreciation                                        60,435       53,562
  Rent and purchased transportation                  100,470       96,051
  Communications and utilities                         7,922        6,244
  Other                                               (8,387)      (5,507)
                                                    ---------------------
     Total operating expenses                        561,416      511,392
                                                    ---------------------
Operating income                                      69,684       54,529
                                                    ---------------------
Other expense (income):
  Interest expense                                     3,486        1,961
  Interest income                                     (1,296)      (1,099)
  Other                                                   74           89
                                                    ---------------------
     Total other expense                               2,264          951
                                                    ---------------------
Income before income taxes                            67,420       53,578

Income taxes                                          25,620       19,398
                                                    ---------------------
Net income                                          $ 41,800     $ 34,180
                                                    =====================
Average common shares outstanding (Note 1)            47,786       47,698
                                                    =====================
Earnings per share (Note 1)                         $    .87     $    .72
                                                    =====================
Diluted shares outstanding (Note 1)                   48,055       47,895
                                                    =====================
Diluted earnings per share (Note 1)                 $    .87     $    .71
                                                    =====================
Dividends declared per share (Note 1)               $   .068     $   .060
                                                    =====================

                          WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)                                    September 30  December 31
---------------------------------------------------------------------------
                                                     1998          1997
---------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $ 21,083      $ 22,294
  Accounts receivable, net                             87,473        93,461
  Prepaid taxes, licenses and permits                   2,945         8,405
  Other current assets                                 26,824        21,632
                                                     ----------------------
     Total current assets                             138,325       145,792
                                                     ----------------------
Property and equipment                                779,429       698,099
Less - accumulated depreciation                       195,661       176,253
                                                     ----------------------
  Property and equipment, net                         583,768       521,846
                                                     ----------------------
                                                     $722,093      $667,638
                                                     ======================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 35,955      $ 44,167
  Insurance and claims accruals                        22,600        22,161
  Accrued payroll                                      11,859         9,116
  Income taxes payable                                  2,369         6,983
  Other current liabilities                            10,011         9,364
                                                     ----------------------
     Total current liabilities                         82,794        91,791
                                                     ----------------------
Long-term debt                                         80,000        60,000

Insurance, claims and other long-term accruals         30,301        29,329

Deferred income taxes                                 100,827        91,400

Stockholders' equity                                  428,171       395,118
                                                     ----------------------
                                                     $722,093      $667,638
                                                     ======================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
(In thousands)                                              September 30
---------------------------------------------------------------------------
                                                        1998          1997
---------------------------------------------------------------------------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                         $ 41,800      $ 34,180
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                    60,435        53,562
       Deferred income taxes                            9,427         7,934
       Gain on disposal of operating equipment         (9,624)       (6,006)
       Insurance, claims and other long-term accruals     972            58
       Tax benefit from exercise of stock options         372         1,540
       Changes in certain working capital items:
          Accounts receivable, net                      5,988       (24,511)
          Prepaid expenses and other current assets       268         1,828
          Accounts payable                             (8,212)        7,934
          Other current liabilities                      (967)        9,298
                                                     ----------------------
     Net cash provided by operating activities        100,459        85,817
                                                     ----------------------
Cash flows from investing activities:
  Additions to property and equipment                (180,325)     (151,993)
  Proceeds from sales of property and equipment        67,592        35,689
                                                     ----------------------
     Net cash used in investing activities           (112,733)     (116,304)
                                                     ----------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt             20,000        30,000
  Dividends on common stock                            (3,063)       (2,856)
  Repurchases of common stock                          (7,161)            -
  Stock options exercised                               1,287         2,784
                                                     ----------------------
     Net cash provided by financing activities         11,063        29,928
                                                     ----------------------
Net decrease in cash and cash equivalents              (1,211)         (559)
Cash and cash equivalents, beginning of period         22,294        22,136
                                                     ----------------------
Cash and cash equivalents, end of period             $ 21,083      $ 21,577
                                                     ======================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                           $  2,627      $  1,872
  Income taxes                                         20,029         8,043


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


(2)  Committed Credit Facilities

      In September 1998, the Company established 364-day committed credit facilities with two financial institutions totaling $30 million. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (LIBOR) or, at the Company's option, the financial institution's base lending rate. No borrowings were outstanding under these credit facilities as of September 30, 1998. The Company borrowed $10 million under one of these facilities on November 5, 1998.


(3) Commitments

      As of September 30, 1998, the Company has commitments for capital expenditures of approximately $52,000,000.

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

Year 2000 Issue:

     In January 1997, the Company began conducting a comprehensive review of its Year 2000 issues and has since completed its review of information technology (IT) systems. Most of the Company's critical software programs have been developed internally, with the remainder having been purchased from and maintained by software vendors. The Company completed substantially all of its conversion of internally developed software programs to Year 2000 compliance in September 1998. The costs of converting these programs was not material. The Company is now working with vendors to verify compliance of vendor-supplied software programs, and has also begun evaluating compliance of non-IT systems. The following is an estimate of the status of the Company's IT systems and non-IT systems:

                                      Year 2000      Modifications being
                                      Compliant           performed
     Internally-developed IT systems     95%                  5%

     Vendor-supplied IT systems          70%                 30%

     Non-IT systems                      30%                 70%


     Based on information currently available, the Company believes that with the appropriate modifications to vendor-supplied software programs, the Year 2000 issue will not pose significant operational or administrative problems for the Company. The cost of such modifications is not expected to be material. The Company will continue to evaluate the Year 2000 readiness of third parties (primarily vendors and customers) with whom the Company has material relationships. The Company can not presently estimate the effect on its results of operations, liquidity, and financial condition should material vendors and customers fail to become Year 2000 compliant. If the Company believes it is likely that a material vendor or customer will not achieve Year 2000 compliance, the Company will develop a contingency plan at that time.

Financial Condition:

     During the nine months ended September 30, 1998, the Company generated cash flow from operations of $100.5 million. The Company made long-term borrowings of $20.0 million, which, along with the cash flow from operations, enabled the Company to make net property additions, primarily revenue equipment, of $112.7 million, repurchase common stock of $7.2 million and pay common stock dividends of $3.1 million. The Company also established $30 million of committed credit facilities during the third quarter of 1998. See Note 2 of the Notes to Consolidated Financial Statements. If the Company continues to grow at its current rate (as described below), additional financing activities may occur. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

     The Company's long-term debt to equity ratio at September 30, 1998 was 18.7%, compared with 15.2% at December 31, 1997.

Results of Operations:

Three Months Ended September 30, 1998 and 1997
----------------------------------------------
       Operating  revenues  increased  10%  for  the  three  months   ended
September  30,  1998,  compared  to the same  period  of  the  prior  year, primarily  due  to  a  10% increase in the average number  of  tractors  in service. Revenue per mile, excluding fuel surcharges, increased 1% compared to third quarter of 1997 due to rate increases. These increases were partially offset by lower revenues from logistics transportation services.

      Operating expenses, expressed as a percentage of operating revenues, were 87.9% for the three months ended September 30, 1998, compared to 88.5% for the three months ended September 30, 1997. The Company's decrease in logistics transportation services contributed to a shift in costs from the rent and purchased transportation expense category to several other expense categories, as described below.

     Salaries, wages and benefits increased from 35.6% to 37.9% of revenues due primarily to a decrease in logistics revenues, higher employee health care costs in 1998 and favorable workers' compensation claims experience in the third quarter of 1997. At times, there have been shortages of drivers in the trucking industry, particularly the medium-to-long haul segment. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel decreased from 8.0% to 6.2% of revenues, due mainly to significantly lower average fuel prices during the quarter compared to the same quarter of the prior year. Taxes and licenses increased from 7.2% to 7.8% of revenues due to refunds and state sales tax incentives in the prior year period, and lower logistics revenues in the current year. Depreciation increased from 9.2% to 9.4% of revenues due primarily to the decrease in logistics revenues. Rent and purchased transportation decreased from 17.7% to 15.6% of revenues due primarily to the Company's decrease in logistics transportation services.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 38% and 36.8% for the three month periods ended September 30, 1998 and 1997, respectively. The effective income tax rate for the 1997 period was lower than normal due to favorable settlement of income tax issues.

Nine Months Ended September 30, 1998 and 1997
---------------------------------------------
      Operating revenues increased by 12% for the nine months ended September 30, 1998, compared to the same period of the previous year, primarily due to an 11% increase in the average number of tractors. Revenue per mile, excluding fuel surcharges, increased 1% compared to the first nine months of 1997 due to rate increases. These increases were partially offset by lower revenues from logistics transportation services.

      Operating expenses, expressed as a percentage of operating revenues, decreased to 89.0% for the nine months ended September 30, 1998, compared to  90.4%  for  the  same  period of 1997.  Salaries,  wages  and  benefits increased from 36.3% to 37.6% of revenues due primarily to a decrease in logistics revenues and higher employee health care costs in 1998. Fuel costs decreased from 8.8% to 6.8% of revenues due mainly to lower average fuel prices during the first nine months of 1998. Taxes and licenses increased from 7.5% to 7.9% of revenues due primarily to the decreased revenues from logistics services and refunds and favorable development of state tax issues during the prior period. Rent and purchased transportation decreased from 17.0% to 15.9% of revenues due primarily to the Company's decrease in logistics transportation services. Other operating expenses changed from (1.0%) to (1.3%) of revenues mainly due to an increase in gains on sales of revenue equipment to third parties resulting primarily from an increase in the number of units sold.

      The Company's effective income tax rate was 38.0% and 36.2% for the nine month periods ended September 30, 1998 and 1997, respectively. The effective income tax rate for the 1997 period was lower than normal due to favorable settlement of income tax issues.

                                  PART II

                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

   Exhibit                                                       Incorporated
    Number                 Description                         by Reference to

      11      Statement Re: Computation of Per Share Earnings   Filed herewith

      27      September 30, 1998 Financial Data Schedule        Filed herewith


(b)  Reports on Form 8-K.

     A report on Form 8-K, filed July 22, 1998, regarding a news release on July 16, 1998, announcing the Company's operating revenues and earnings for the second quarter ended June 30, 1998.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WERNER ENTERPRISES, INC.


Date:     November 13, 1998             By:  /s/John J. Steele
                                        John J. Steele
                                        Vice President, Treasurer and
                                        Chief Financial Officer




Date:     November 13, 1998             By:  /s/James L. Johnson
                                        James L. Johnson
                                        Corporate Secretary and Controller