Form 10-K405
period 1998-12-31
WERNER ENTERPRISES INC
filed 1999-03-24
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1998
Commission file number 0-14690

                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)

NEBRASKA                                                       47-0648386
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                        identification no.)

14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                            68145-0308     (402) 895-6640
(Address  of principal executive offices)  (Zip  code)    (Registrant's
                                                           telephone number)

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

The aggregate market value of the registrant's $.01 par value common stock held by nonaffiliates of the registrant as of March 15, 1999 was approximately $487.2 million (based upon $17.125 per share closing price on that date, as reported by Nasdaq). (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for purposes of determining affiliate status.)

As of March 15, 1999, 47,333,409 shares of the registrant's common stock were outstanding.

Portions of the 1998 Annual Report to Stockholders are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 11, 1999 are incorporated in Part III of this report.

                                  PART I

ITEM 1.   BUSINESS

General

Werner Enterprises, Inc. ("Werner" or the "Company") is a transportation company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. Werner is among the five largest truckload carriers in the United States and maintains its headquarters in Omaha, Nebraska, near the geographic center of its service area. Werner was founded by Chairman and Chief Executive Officer Clarence L. Werner in 1956 who started the business with one truck at the age of 19. Werner completed its initial public offering in April 1986 with a fleet of 630 trucks. Werner ended 1998 with a fleet of 6,150 trucks.

The Company operates throughout the 48 contiguous states pursuant to operating authority, both common and contract, granted by the Department of Transportation and pursuant to intrastate authority granted by various states. The Company also has authority to operate in the ten provinces of Canada and provides through trailer service in and out of Mexico. The principal types of freight transported by the Company include consumer products, retail store merchandise, food products, paper products, beverages, industrial products and building materials.

Marketing and Operations

Werner's business philosophy is to provide superior on-time service to its customers at a low cost. To accomplish this, Werner operates premium, modern tractors and trailers which have a low frequency of breakdowns and help attract and retain qualified drivers. Werner has continually invested in technology to improve service to customers and improve retention of drivers. Werner focuses on shippers that value the broad geographic coverage, equipment capacity, technology, customized services, and flexibility available from a large, financially stable carrier. These shippers are generally less sensitive to rate levels, preferring to have their freight handled by a few core carriers with whom they can establish service-based, long-term relationships.

Werner operates in the truckload segment of the trucking industry. Within the truckload segment, Werner provides specialized services to customers based on their trailer needs (van, flatbed, temperature controlled), geographic area (medium to long haul throughout the 48 contiguous states, regional), or conversion of their private fleet to Werner (dedicated). Werner also has a logistics division in which the Company manages the transportation requirements for individual customers. This can include transportation routing, transportation mode selection, truck brokerage, transloading and other services. Logistics is a non-asset based business that is highly dependent on information systems and qualified employees. As compared to trucking operations which requires a significant capital investment in equipment, logistics operating margins are generally lower than trucking operating margins.

Werner has a diversified freight base and is not dependent on a small group of customers or a specific industry for a majority of its freight. During 1998, the Company's largest 5, 10, and 25 customers comprised 21%, 30%, and 43% of the Company's revenues, respectively. No one customer accounted for more than 7% of the Company's revenues in 1998.

Virtually all of Werner's company-owned and owner-operator tractors are equipped with satellite communications devices that enable the Company and drivers to conduct two-way communication using standardized and freeform messages. The satellite technology also enables the Company to monitor the progress of shipments. The Company obtains specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, Werner has developed advanced applications systems to improve customer service and driver
service.   Examples of such application systems include  (1)  an  automated driver hours of service system which enables the Company to preplan and control driver hours of service, (2) automated engine diagnostics to continually monitor more than a dozen mechanical fault tolerances, (3) software which enables the Company to preplan shipments which can be swapped by drivers and trucks enroute to meet driver home time needs, without compromising on-time delivery requirements, and (4) automated "possible late load" tracking which informs the operations department of shipments that may be operating behind schedule, thereby allowing the Company to take preventive measures to avoid a late delivery, or to provide the customer with advance notice. In June 1998, Werner Enterprises became the first trucking company in the United States to receive authorization from the Federal Highway Administration to use the Company's proprietary Paperless Log System to automatically keep track of truck movement and drivers' hours of service. The Paperless Log System replaces the paper logbooks traditionally used by truck drivers to track their daily work activities.

Seasonality

In the trucking industry, revenues generally show a seasonal pattern as some customers reduce shipments during and after the winter holiday season. The Company's operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased maintenance costs of revenue equipment in colder weather, and increased insurance and claims costs due to adverse winter weather conditions. The Company attempts to minimize the impact of seasonality through its marketing program which seeks additional freight from certain customers during traditionally slower shipping periods. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.

Employees and Owner-Operator Drivers

As of December 31, 1998, the Company employed 7,078 drivers, 543 mechanics and maintenance personnel, 1,188 office personnel for the trucking operation, and 62 office personnel for the non-trucking (logistics) operation. The Company also had contracts with independent contractors (owner-operators) for the services of 930 tractors that provide both a tractor and a qualified driver or drivers. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

The Company recognizes that its professional driver work force is one of its most valuable assets. Most of Werner's drivers are compensated based upon miles driven. The rate per mile increases with the drivers' length of service. Additional compensation may be earned through a fuel efficiency bonus, a mileage bonus, an annual achievement bonus and for extra work associated with their job (loading and unloading, extra stops, and shorter mileage trips, for example). The Company conducts a regular schedule of driver/top management meetings to share information and concerns and seek mutually satisfactory solutions.

At times, there are shortages of drivers in the trucking industry. The Company's management believes the number of qualified drivers in the industry has been reduced because of the elimination of federal funding for driving schools, changes in the demographic composition of the work force, individual drivers' desire to be home more often, and a declining unemployment rate in the U.S. over the past several years. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future.

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

Revenue Equipment

As of December 31, 1998, the Company operated 5,220 Company-owned tractors and had contracts for 930 tractors owned by owner-operators. The tractors as of December 31, 1998 that operated in the Company's Truckload Division were as follows: 3,640 medium-to-long-haul dry vans; 410 medium-to-long-haul flatbeds; 820 regional short-haul vans; 310 temperature-controlled; and 970 dedicated. Approximately 78% of the Company-owned tractors are manufactured by Freightliner, a subsidiary of DaimlerChrysler. Most of the remaining Company-owned tractors are manufactured by Peterbilt. This standardization decreases downtime by simplifying maintenance. The Company adheres to a comprehensive maintenance program for both tractors and trailers. Due to continuous upgrading of the Company-owned tractor fleet, the average age was 1.3 years at December 31, 1998. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the Department of Transportation. These tractors are then periodically inspected, similar to Company-owned tractors, to monitor continued compliance.

The Company operated 16,350 trailers at December 31, 1998: 14,714 dry vans; 752 flatbeds; 819 temperature controlled; and 65 other specialized trailers. As of December 31, 1998, 97% of the Company's fleet of dry van trailers consisted of 53-foot trailers. Other trailer lengths such as 27-foot and 57-foot are also provided by the Company to meet the specialized needs of customers. The average age of the trailer fleet was 3.1 years at December 31, 1998.

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

The Company maintains above-ground and underground fuel storage tanks at some of its terminals. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

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

Competition

The trucking industry is highly competitive and includes thousands of trucking companies. The Company has a small but growing share (estimated at approximately 1%) of the markets targeted by the Company. The Company competes primarily with other truckload carriers. Railroads, less-than-truckload carriers and private carriers also provide competition, but to a lesser degree.

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

ITEM 2.   PROPERTIES

Werner's headquarters is located along Interstate 80 just west of Omaha, Nebraska, on approximately 210 acres, 171 of which are held for future expansion. The headquarters consist of the Company's 108,000 square-foot office building, a 5,000 square-foot computer center, and 73,000 square feet of maintenance and repair facilities containing a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers and a paint booth. Additionally, the Omaha headquarters includes a drivers' lounge, a drivers' orientation section, a cafeteria and a Company store. The Company is completing construction of a 144,000 square-foot addition to the Company's headquarters office building. Most of the Omaha maintenance and repair facilities will eventually be relocated to the land nearby the corporate headquarters that is being held for future expansion.

The Company and its subsidiaries own a 22,000 square-foot terminal in Springfield, Ohio, a 32,000 square-foot facility near Denver, a 18,000 square-foot facility near Los Angeles, a 31,000 square-foot terminal near Atlanta, a 27,000 square-foot terminal in Dallas, and a 32,000 square-foot terminal in Phoenix. The Company leases terminal facilities in Allentown, Pennsyvania and in Indianapolis, Indiana. All eight locations include office and maintenance space.

Additionally, the Company leases several small sales offices and trailer parking yards in various locations throughout the country.

ITEM 3.   LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company has assumed liability up to $500,000 for each occurrence involving personal injury or property damage. The Company is also responsible for $1,500,000 annual aggregate amount of liability for claims between $500,000 and $1,000,000, and a $1,000,000 annual aggregate amount for claims between $1,000,000 and $2,000,000. The Company maintains insurance, which covers liability in excess of this amount to coverage levels that management considers adequate. The Company believes that adverse results in one or more of these claims would not have a material adverse effect on its results of operations or financial position. The information set forth in Note (1) "Insurance and Claims Accruals" on page 20 and Note (5) "Commitments and Contingencies" on page 23 of the Annual Report is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

The Company had $50 million of variable rate debt at December 31, 1998. The interest rates on the variable rate debt are based on the London Interbank Offered Rate (LIBOR). Assuming this level of borrowings, a hypothetical one percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $500,000.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The Company cannot predict whether high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 1998, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1998 involving a change of accountants or disagreements on accounting and financial disclosure.

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

                                                                 Page
                                                                 ----
          Report of Independent Public Accountants on Schedule    11
          Schedule II - Valuation and Qualifying Accounts         12

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (3) Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report on Form 10-K (see Exhibit Index).

(b)  Reports on Form 8-K:

           A report on Form 8-K, filed October 19, 1998, regarding a news release on October 14, 1998, announcing the Company's operating revenues and earnings for the third quarter ended September 30, 1998.

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

Stock appreciation rights are exercisable at a time when the related options may be exercised. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 3,750,000 shares. Additionally, the maximum number of shares which may be optioned to any one person under the Stock Option

Plan is 937,500 shares. Members of the Option Committee are not eligible to participate in the Stock Option Plan while members of the Option Committee.

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

Employee Stock Purchase Plan

Any  person employed by the Company or any subsidiary at least 90 days  and who is employed at least 20 hours per week on a regular basis may participate in the Company's Employee Stock Purchase Plan (the Purchase
Plan). Eligible participants designate the amount of regular payroll deductions and/or a single annual payment, subject to a $1,950 yearly maximum amount, that will be used to purchase shares of the Company's common stock on the Over-The-Counter Market subject to the terms of the Purchase Plan. The Company contributes an amount equal to 15% of each participant's contributions under the Purchase Plan. Interest accrues on Purchase Plan contributions at a rate of 5.25%. The broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan are paid by the Company. As of December 31, 1998, 642 employees were participating in the Purchase Plan.

The administrator of the Purchase Plan is John J. Steele, Vice President, Treasurer and Chief Financial Officer of the Company, Post Office Box 45308, Omaha, Nebraska 68145. Mr. Steele has received no compensation for his services as administrator.

The broker utilized by the Company to make purchases under the Purchase Plan is Salomon Smith Barney, Inc., 388 Greenwich Street, New York, New York 10013. The total amount of compensation received by Salomon Smith Barney, Inc. from the Purchase Plan for services in all capacities during the year ended December 31, 1998 was $7,631. Participants are provided with a copy of the Purchase Plan's Prospectus, as well as the Company's most recent Annual Report and any quarterly reports prepared since the Annual Report.

Following each purchase under the Purchase Plan, each participant receives a statement from the broker detailing the number of shares purchased, the purchase price, and the accumulated number of shares owned by the participant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1999.
                                   WERNER ENTERPRISES, INC.

                              By:  /s/ John J. Steele
                                   ----------------------------------------
                                   John J. Steele
                                   Vice President, Treasurer and
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


      Signature                       Position                      Date
      ---------                       --------                      ----
/s/  Clarence  L. Werner      Chairman of the Board,  Chief    March 24, 1999
--------------------------    Executive Officer and Director
Clarence L. Werner

/s/ Gary L. Werner            Vice Chairman and                March 24, 1999
--------------------------    Director
Gary L. Werner

/s/ Curtis G. Werner          Vice Chairman - Corporate        March 24, 1999
--------------------------    Development and Director
Curtis G. Werner

/s/ Gregory L. Werner         President and Director           March 24, 1999
--------------------------
Gregory L. Werner

/s/ John J. Steele            Vice President, Treasurer and    March 24, 1999
--------------------------    Chief Financial Officer
John J. Steele

/s/ James L. Johnson          Corporate Secretary and          March 24, 1999
--------------------------    Controller
James L. Johnson

/s/ Irving B. Epstein         Director                         March 24, 1999
--------------------------
Irving B. Epstein

/s/  Martin F. Thompson       Director                         March 24, 1999
--------------------------
Martin F. Thompson

/s/  Gerald H. Timmerman      Director                         March 24, 1999
--------------------------
Gerald H. Timmerman

/s/ Donald W. Rogert          Director                         March 24, 1999
--------------------------
Donald W. Rogert

/s/ Jeffrey G. Doll           Director                         March 24, 1999
--------------------------
Jeffrey G. Doll


           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
           ----------------------------------------------------
     To the Stockholders and Board of Directors of Werner Enterprises,
     Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Werner Enterprises, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 20, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                   ARTHUR ANDERSEN LLP

     Omaha, Nebraska,
     January 20, 1999

                                SCHEDULE II

                         WERNER ENTERPRISES, INC.


                     VALUATION AND QUALIFYING ACCOUNTS
                              (In thousands)

                                 Balance    Charged    Write-   Balance
                                    At         To       Off        At
                                Beginning    Costs       Of       End
                                    Of        And     Doubtful     Of
                                  Period    Expenses  Accounts   Period
                                  ------    --------  --------   ------
Year ended December 31, 1998:
Allowance for doubtful accounts    $3,126      $206      $399     $2,933
                                   =====================================
Year ended December 31, 1997:
Allowance for doubtful accounts    $3,359      $206      $439     $3,126
                                   =====================================
Year ended December 31, 1996:
Allowance for doubtful accounts    $3,240      $606      $487     $3,359
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

3(i)(C)    Articles of Amendment   Filed herewith
           to Articles of
           Incorporation

3(ii)      Revised and Amended     Exhibit 3(ii) to the Company's report on
           By-Laws                 Form 10-K for the year ended December 31,
                                   1994

10         Amended and Restated    Exhibit 10 to the Company's report on Form
           Stock Option Plan       10-Q for the quarter ended May 31, 1994

11         Statement Re:           Filed herewith
           Computation of Per
           Share Earnings

13         Incorporated by         Filed herewith
           reference sections
           of Annual Report to
           Stockholders for the
           year ended December 31,
           1998

21         Subsidiaries of the     Filed herewith
           Registrant

23         Consent of Arthur       Filed herewith
           Andersen LLP

27         Financial Data          Filed herewith
           Schedule
