Form 10-Q
period 1999-03-31
WERNER ENTERPRISES INC
filed 1999-05-07
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended                               Commission file number
March 31, 1999                                                     0-14690


                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)


NEBRASKA                                                        47-0648386
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA             68145-0308                      (402) 895-6640
(Address of principal       (Zip Code)     (Registrant's telephone number)
executive offices)


                     _________________________________


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        YES   [X]        NO   [ ]


      As of April 30, 1999, 47,347,492 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

     Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1998).


Consolidated Statements of Income for the
   Three Months Ended March 31, 1999 and 1998                        Page 3

Consolidated Condensed Balance Sheets as of
   March 31, 1999 and December 31, 1998                              Page 4

Consolidated Statements of Cash Flows for
   the Three Months Ended March 31, 1999 and 1998                    Page 5

Notes to Consolidated Financial Statements
   as of March 31, 1999                                              Page 6

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands)                                            March 31
----------------------------------------------------------------------------
                                                    1999           1998
----------------------------------------------------------------------------
                                                          (Unaudited)
Operating revenues                               $ 240,980      $ 199,707
                                                ----------------------------
Operating expenses:
   Salaries, wages and benefits                     89,321         74,303
   Fuel                                             14,008         14,698
   Supplies and maintenance                         20,138         17,509
   Taxes and licenses                               19,766         15,852
   Insurance and claims                              9,390          6,645
   Depreciation                                     23,535         19,459
   Rent and purchased transportation                42,327         33,377
   Communications and utilities                      3,099          2,559
   Other                                            (1,847)        (2,838)
                                                ----------------------------
      Total operating expenses                     219,737        181,564
                                                ----------------------------
Operating income                                    21,243         18,143
                                                ----------------------------
Other expense (income):
   Interest expense                                  1,198          1,006
   Interest income                                    (330)          (420)
   Other                                                17             20
                                                ----------------------------
      Total other expense                              885            606
                                                ----------------------------
Income before income taxes                          20,358         17,537

Income taxes                                         7,736          6,664
                                                ----------------------------
Net income                                       $  12,622      $  10,873
                                                ============================
Average common shares outstanding                   47,327         47,820
                                                ============================
Earnings per share                               $     .27      $     .23
                                                ============================
Diluted shares outstanding                          47,570         48,164
                                                ============================
Diluted earnings per share                       $     .27      $     .23
                                                ============================
Dividends declared per share                     $    .025      $    .020
                                                ============================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)                                     March 31    December 31
----------------------------------------------------------------------------
                                                    1999          1998
----------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                     $  14,367      $  15,913
   Accounts receivable, net                        107,258         94,329
   Prepaid taxes, licenses and permits               9,143         10,792
   Other current assets                             23,887         24,231
                                                ----------------------------
      Total current assets                         154,655        145,265
                                                ----------------------------

Property and equipment                             882,541        829,461
Less - accumulated depreciation                    219,772        205,530
                                                ----------------------------
      Property and equipment, net                  662,769        623,931
                                                ----------------------------
                                                 $ 817,424      $ 769,196
                                                ============================


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                              $  52,210      $  48,146
   Short-term debt (Note 1)                         20,000              -
   Insurance and claims accruals                    26,487         23,250
   Accrued payroll                                  10,574         10,051
   Income taxes payable                              4,223            471
   Other current liabilities                        11,697          9,989
                                                ----------------------------
      Total current liabilities                    125,191         91,907
                                                ----------------------------
Long-term debt                                     100,000        100,000

Insurance, claims and other long-term accruals      30,801         30,801

Deferred income taxes                              109,055        105,900

Stockholders' equity                               452,377        440,588
                                                ----------------------------
                                                 $ 817,424      $ 769,196
                                                ============================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
(In thousands)                                                March 31
---------------------------------------------------------------------------------
                                                          1999          1998
---------------------------------------------------------------------------------
                                                              (Unaudited)
Cash flows from operating activities:
   Net income                                          $  12,622      $  10,873
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                     23,535         19,459
         Deferred income taxes                             3,155          2,446
         Gain on disposal of operating equipment          (2,191)        (3,142)
         Insurance, claims and other long-term accruals        -            (28)
         Tax benefit from exercise of stock options           77            247
         Changes in certain working capital items:
            Accounts receivable, net                     (12,929)         8,071
            Prepaid expenses and other current assets      1,993            130
            Accounts payable                               4,064        (15,306)
            Other current liabilities                      9,220          5,538
                                                      ---------------------------
      Net cash provided by operating activities           39,546         28,288
                                                      ---------------------------
Cash flows from investing activities:
   Additions to property and equipment                   (75,943)       (56,260)
   Proceeds from sales of property and equipment          15,761         20,686
                                                      ---------------------------
      Net cash used in investing activities              (60,182)       (35,574)
                                                      ---------------------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                    -         10,000
   Proceeds from issuance of short-term debt              20,000              -
   Dividends on common stock                              (1,183)          (958)
   Stock options exercised                                   273            874
                                                      ---------------------------
      Net cash provided by financing activities           19,090          9,916
                                                      ---------------------------
Net increase (decrease) in cash and cash equivalents      (1,546)         2,630
Cash and cash equivalents, beginning of period            15,913         22,294
                                                      ---------------------------
Cash and cash equivalents, end of period               $  14,367      $  24,924
                                                      ===========================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                            $   1,589      $     821
   Income taxes                                        $     752      $   3,424


                         WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Committed Credit Facilities

  The Company has 364-day committed credit facilities with two financial institutions totaling $30 million. Borrowings under these credit facilities, which mature in September 1999, bear variable interest based on the London Interbank Offered Rate (LIBOR) or, at the Company's option, the financial institutions' base lending rates. The Company expects to extend these credit facilities for another 364-day period or refinance this debt prior to September 1999. The Company had borrowings of $20 million outstanding under these credit facilities as of March 31, 1999.


(2)  Commitments

  As   of   March  31,  1999,  the  Company  has  commitments  for  capital expenditures of approximately $82,400,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This report contains forward-looking statements which are based on information currently available to the Company's management. Actual results could differ materially from those anticipated in forward-looking statements as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Year 2000 Readiness Disclosure:

      In January 1997, the Company began conducting a comprehensive review of its Year 2000 issue and has since completed its review of information technology (IT) systems. Most of the Company's critical software programs have been developed internally, with the remainder having been licensed from and maintained by software vendors. The Company completed substantially all of its conversion of internally developed software programs to Year 2000 compliance in September 1998. The costs of converting these programs was not material. The Company is now working with vendors to verify compliance of vendor-supplied software programs, and has also begun evaluating compliance of non-IT systems. The following is an estimate of the status of the Company's IT systems and non-IT systems.

                                       Year 2000      Modifications being
                                       Compliant           performed
     Internally-developed IT systems      100%                  0%

     Vendor-supplied IT systems            80%                 20%

     Non-IT systems                        70%                 30%


      Based on information currently available, the Company believes that with the appropriate modifications to vendor-supplied software programs, the Year 2000 issue will not pose significant operational or administrative problems for the Company. The cost of such remaining modifications is not expected to be material. The Company will continue to evaluate the Year 2000 readiness of third parties (primarily vendors and customers) with whom the Company has material relationships. The Company cannot presently estimate the effect on its results of operations, liquidity, and financial condition should material vendors and customers fail to become Year 2000 compliant. If the Company believes it is likely that a material vendor or customer will not achieve Year 2000 compliance, the Company will develop a contingency plan at that time.

Financial Condition:

      During the three months ended March 31, 1999, the Company generated cash flow from operations of $39.5 million. The Company received proceeds from the issuance of short-term borrowings of $20.0 million, which, along with the cash flow from operations, enabled the Company to make net property additions, primarily revenue equipment, of $60.2 million and pay common stock
dividends of  $1.2 million.   If  the  Company  continues  to grow  at  its
current rate (as described below), additional financing activities may occur. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

      The Company's debt to equity ratio at March 31, 1999 was 26.5%, compared with 22.7% at December 31, 1998. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 21.0% at March 31, 1999 compared to 18.5% at December 31, 1998.

Results of Operations:

Three Months Ended March 31, 1999 and 1998
------------------------------------------
      Operating revenues increased 20.7% for the three months ended March 31, 1999, compared to the same period of the prior year, primarily due to a 18.5% increase in the average number of tractors in service. Average tractors in service increased from 5,360 in first quarter 1998 to 6,354 in first quarter 1999. Revenue per mile, excluding fuel surcharges, increased 1.5% compared to first quarter of 1998 due to rate increases and a shift in the mix of freight between fleets in the truckload division which decreased the average trip length by 5%. A $5.2 million increase in revenues from logistics and other non-trucking transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, were 91.2% for the three months ended March 31, 1999, compared to 90.9% for the three months ended March 31, 1998. The Company's increase in logistics and other non-trucking transportation services contributed to a shift in costs to the rent and purchased transportation expense category from several other expense categories, as described below.

     Salaries, wages and benefits decreased from 37.2% to 37.1% of revenues due primarily to the increase in logistics and other non-trucking revenues, partially offset by an increase in driver pay for drivers in training due to an 80% increase in the number of drivers in the training program. At times, there have been shortages of drivers in the trucking industry, particularly the medium-to-long haul segment. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel decreased from 7.4% to 5.8% of revenues, due mainly to significantly lower average fuel prices during the quarter compared to the same quarter of the prior year. In mid-March 1999, fuel prices increased and prices as of the end of March 1999 were comparable, or slightly higher, than prices as of the end of March 1998. Supplies and maintenance decreased from 8.8% to 8.3% of revenues primarily due to a change in classification of repairs and sales expenses for equipment sales from supplies and maintenance to the other operating expense category to offset gains on revenue equipment sales, partially offset by the increase in logistics and other non-trucking revenues. Taxes and licenses increased from 7.9% to 8.2% of revenues due to the impact of favorable development of state tax issues on the prior year period, partially offset by the increase in logistics and other non-trucking revenues. Insurance and claims increased from 3.3% to 3.9% of revenues due to unfavorable claims experience contributed to by more severe winter weather conditions during the current quarter. Rent and purchased transportation increased from 16.7% to 17.6% of revenues due primarily to the Company's increase in logistics and other non-trucking transportation services. Other operating expenses changed from (1.4%) to (0.8%) of revenues due to the change in classification of repairs on equipment sales from supplies and maintenance to other operating expenses to offset gains on revenue equipment sales.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

     The Company had $70 million of variable rate debt at March 31, 1999. The interest rates on the variable rate debt are based on the London Interbank Offered Rate (LIBOR). Assuming this level of borrowings, a hypothetical one percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $700,000.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The Company cannot predict whether high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 1999, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

                                  PART II

                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

   Exhibit                                                      Incorporated
    Number               Description                           by Reference to
   -------               -----------                           ---------------
      11     Statement Re: Computation of Per Share Earnings    Filed herewith

      27     March 31, 1999 Financial Data Schedule             Filed herewith


(b)  Reports on Form 8-K.

     A report on Form 8-K, filed January 21, 1999, regarding a news release on January 21, 1999, announcing the Company's operating revenues and earnings for the fourth quarter and year ended December 31, 1998.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WERNER ENTERPRISES, INC.



Date:   May 7, 1999                 By:  /s/ John J. Steele
      ------------------                ----------------------------------
                                        John J. Steele
                                        Vice President, Treasurer and
                                        Chief Financial Officer



Date:   May 7, 1999                 By: /s/ James L. Johnson
      ------------------                ----------------------------------
                                        James L. Johnson
                                        Corporate Secretary and Controller