Form 10-Q
period 1999-06-30
WERNER ENTERPRISES INC
filed 1999-08-13
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended                               Commission file number
June 30, 1999                                                      0-14690


                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)


NEBRASKA                                                        47-0648386
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                  68145-0308                 (402) 895-6640
(Address of principal            (Zip Code)(Registrant's telephone number)
executive offices)


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


                        YES   [X]        NO   [   ]


      As of July 31, 1999, 47,433,249 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

      Operating results for the three-month and the six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1998).


Consolidated Statements of Income for the
   Three Months Ended June 30, 1999 and 1998                        Page 3

Consolidated Statements of Income for the
   Six Months Ended June 30, 1999 and 1998                          Page 4

Consolidated Condensed Balance Sheets as of
   June 30, 1999 and December 31, 1998                              Page 5

Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 1999 and 1998                          Page 6

Notes to Consolidated Financial Statements as of June 30, 1999      Page 7

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
(In thousands)                                            June 30
------------------------------------------------------------------------
                                                     1999          1998
------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                              $ 260,646      $ 211,678
                                                ------------------------


Operating expenses:
   Salaries, wages and benefits                    95,246         79,679
   Fuel                                            18,211         14,198
   Supplies and maintenance                        21,025         17,214
   Taxes and licenses                              19,838         16,679
   Insurance and claims                             7,881          5,978
   Depreciation                                    24,656         20,372
   Rent and purchased transportation               43,856         32,815
   Communications and utilities                     3,411          2,549
   Other                                           (3,169)        (2,848)
                                                ------------------------
      Total operating expenses                    230,955        186,636
                                                ------------------------

Operating income                                   29,691         25,042
                                                ------------------------
Other expense (income):
   Interest expense                                 1,645          1,238
   Interest income                                   (343)          (430)
   Other                                               40             21
                                                ------------------------
      Total other expense                           1,342            829
                                                ------------------------
Income before income taxes                         28,349         24,213

Income taxes                                       10,773          9,201
                                                ------------------------
Net income                                      $  17,576      $  15,012
                                                ========================
Average common shares outstanding                  47,374         47,883
                                                ========================
Earnings per share                              $     .37      $     .31
                                                ========================
Diluted shares outstanding                         47,627         48,185
                                                ========================
Diluted earnings per share                      $     .37      $     .31
                                                ========================
Dividends declared per share                    $    .025      $    .024
                                                ========================

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                      Six Months Ended
(In thousands)                                            June 30
------------------------------------------------------------------------
                                                     1999          1998
------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                              $ 501,626      $ 411,385
                                                ------------------------

Operating expenses:
   Salaries, wages and benefits                   184,567        153,982
   Fuel                                            32,219         28,896
   Supplies and maintenance                        41,163         34,723
   Taxes and licenses                              39,604         32,531
   Insurance and claims                            17,271         12,623
   Depreciation                                    48,191         39,831
   Rent and purchased transportation               86,183         66,192
   Communications and utilities                     6,510          5,108
   Other                                           (5,016)        (5,686)
                                                ------------------------
      Total operating expenses                    450,692        368,200
                                                ------------------------

Operating income                                   50,934         43,185
                                                ------------------------
Other expense (income):
   Interest expense                                 2,843          2,244
   Interest income                                   (673)          (850)
   Other                                               57             41
                                                ------------------------
      Total other expense                           2,227          1,435
                                                ------------------------
Income before income taxes                         48,707         41,750

Income taxes                                       18,509         15,865
                                                ------------------------
Net income                                      $  30,198      $  25,885
                                                ========================
Average common shares outstanding                  47,351         47,852
                                                ========================
Earnings per share                              $     .64      $     .54
                                                ========================
Diluted shares outstanding                         47,599         48,156
                                                ========================
Diluted earnings per share                      $     .63      $     .54
                                                ========================
Dividends declared per share                    $    .050      $    .044
                                                ========================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)                                    June 30    December 31
------------------------------------------------------------------------
                                                    1999         1998
------------------------------------------------------------------------
                                                (Unaudited)
ASSETS


Current assets:
   Cash and cash equivalents                     $ 10,531       $ 15,913
   Accounts receivable, net                       120,837         94,329
   Prepaid taxes, licenses and permits              6,618         10,792
   Other current assets                            25,291         24,231
                                                 -----------------------
      Total current assets                        163,277        145,265
                                                 -----------------------

Property and equipment                            913,186        829,461
Less - accumulated depreciation                   234,392        205,530
                                                 -----------------------
      Property and equipment, net                 678,794        623,931
                                                 -----------------------

                                                 $842,071       $769,196
                                                 =======================


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                              $ 37,070       $ 48,146
   Short-term debt (Note 1)                        30,000              -
   Insurance and claims accruals                   28,405         23,250
   Accrued payroll                                 12,595         10,051
   Income taxes payable                             6,980            471
   Other current liabilities                       12,176          9,989
                                                 -----------------------
      Total current liabilities                   127,226         91,907
                                                 -----------------------

Long-term debt                                    100,000        100,000

Insurance, claims and other long-term accruals     31,301         30,801

Deferred income taxes                             113,450        105,900

Stockholders' equity                              470,094        440,588
                                                 -----------------------
                                                 $842,071       $769,196
                                                 =======================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
(In thousands)                                            June 30
------------------------------------------------------------------------
                                                     1999          1998
------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                     $ 30,198       $ 25,885
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                   48,191         39,831
    Deferred income taxes                           7,550          5,833
    Gain on disposal of operating equipment        (5,625)        (6,411)
    Insurance, claims and other long-term accruals    500            972
    Tax benefit from exercise of stock options        399            364
    Changes in certain working capital items:
      Accounts receivable, net                    (26,508)         4,334
      Prepaid expenses and other current assets     3,114           (506)
      Accounts payable                            (11,076)       (17,902)
      Other current liabilities                    16,392          4,593
                                                 -----------------------
    Net cash provided by operating activities      63,135         56,993
                                                 -----------------------
Cash flows from investing activities:
  Additions to property and equipment            (133,382)      (122,038)
  Proceeds from sales of property and equipment    35,953         43,543
                                                 -----------------------
    Net cash used in investing activities         (97,429)       (78,495)
                                                 -----------------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt              -         20,000
  Proceeds from issuance of short-term debt        30,000              -
  Dividends on common stock                        (2,366)        (1,916)
  Stock options exercised                           1,278          1,235
                                                 -----------------------
    Net cash provided by financing activities      28,912         19,319
                                                 -----------------------
Net decrease in cash and cash equivalents          (5,382)        (2,183)
Cash and cash equivalents, beginning of period     15,913         22,294
                                                 -----------------------
Cash and cash equivalents, end of period         $ 10,531       $ 20,111
                                                 =======================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                      $  2,979       $  2,156
   Income taxes                                  $  3,947       $ 12,323

                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Committed Credit Facilities

  The Company has 364-day committed credit facilities with two financial institutions totaling $30 million. Borrowings under these credit facilities, which mature in September 1999, bear variable interest based on the London Interbank Offered Rate (LIBOR) or, at the Company's option, the financial institutions' base lending rates. The Company expects to extend these credit facilities for another 364-day period or refinance this debt prior to the maturity date. The Company had borrowings of $30 million outstanding under these credit facilities as of June 30, 1999.


(2)  Commitments

  As   of   June  30,  1999,  the  Company  has  commitments  for   capital
expenditures of approximately $55 million.

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

Year 2000 Readiness Disclosure:

      In January 1997, the Company began conducting a comprehensive review of its Year 2000 issue and has since completed its review of information technology (IT) systems. Most of the Company's critical software programs have been developed internally, with the remainder having been licensed from and maintained by software vendors. The Company completed substantially all its conversion of internally developed software programs to Year 2000 compliance in September 1998. The costs of converting these programs were not material. The Company is continuing to work with vendors to verify compliance of vendor-supplied software programs, and to evaluate compliance of non-IT systems. The following is an estimate of the status of the Company's IT systems and non-IT systems.

                                   Year 2000      Modifications being
                                   Compliant           performed
     Internally-developed IT systems  100%                 0%

     Vendor-supplied IT systems       90%                 10%

     Non-IT systems                   90%                 10%


      Based on information currently available, the Company believes that with the appropriate modifications to vendor-supplied software programs, the Year 2000 issue will not pose significant operational or administrative problems for the Company. The cost of such remaining modifications is not expected to be material. The Company will continue to evaluate the Year 2000 readiness of third parties (primarily vendors and customers) with whom the Company has material relationships. The Company cannot presently estimate the effect on its results of operations, liquidity, and financial condition should material vendors and customers fail to become Year 2000 compliant. The Company is not currently aware of any material vendors or customers which have represented to the Company that they are unlikely to achieve Year 2000 compliance. If the Company obtains information indicating it is likely that a material vendor or customer will not achieve Year 2000 compliance, the Company will develop a contingency plan at that time.

Financial Condition:

      During the six months ended June 30, 1999, the Company generated cash flow from operations of $63.1 million. The Company received proceeds from the issuance of short-term borrowings of $30.0 million, which, along with the cash flow from operations, enabled the Company to make net property additions, primarily revenue equipment, of $97.4 million and pay common stock dividends of $2.4 million. If the Company continues to grow at its current rate (as described below), additional financing activities may occur. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

      The Company's debt to equity ratio at June 30, 1999 was 27.7%, compared with 22.7% at December 31, 1998. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 21.7% at June 30, 1999 compared to 18.5% at December 31, 1998.

Results of Operations:

Three Months Ended June 30, 1999 and 1998
-----------------------------------------
     Operating revenues increased 23.1% for the three months ended June 30, 1999, compared to the same period of the prior year, primarily due to a 20.5% increase in the average number of tractors in service. Average tractors in service increased from 5,559 in second quarter 1998 to 6,701 in second quarter 1999. Revenue per mile, excluding fuel surcharges, increased 1.1% compared to second quarter of 1998 due to rate increases and a shift in the mix of freight between fleets in the truckload division which decreased the average trip length by 3%. A $4.8 million increase in revenues from logistics and other non-trucking transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, were 88.6% for the three months ended June 30, 1999, compared to 88.2% for the three months ended June 30, 1998. The Company's increase in logistics and other non-trucking transportation services, and an increase in owner-operator miles as a percentage of total miles (17.9% in second quarter 1999 compared to 16.8% in second quarter 1998), contributed to a shift in costs to the rent and purchased transportation expense category from several other expense categories. Owner-operators are independent contractors who supply their own tractor and driver, and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes.

     Salaries, wages and benefits decreased from 37.6% to 36.5% of revenues due primarily to the increase in logistics and other non-trucking revenues, more owner-operator miles as a percentage of total miles and a higher ratio of tractors to non-driver employees. Driver pay per mile decreased slightly due to more entry-level drivers earning a lower pay rate per mile. These decreases were partially offset by an increase in driver pay for drivers in training due to a 65% increase in the number of drivers in the training program, and more extra driver pay for multiple stops and driver assist loading/unloading. At times, there have been shortages of drivers in the trucking industry, particularly the medium-to-long haul segment. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel increased from 6.7% to 7.0% of revenues, due mainly to slightly higher average fuel prices during the quarter compared to the same quarter of the prior year. Fuel prices began rising in March 1999 and remained at slightly higher levels throughout second quarter 1999 compared to the same period of 1998. See further discussion of fuel prices under the caption
"Commodity Price Risk" in Item 3 of this Form 10-Q. Taxes and licenses decreased from 7.9% to 7.6% of revenues due primarily to the increases in logistics and other non-trucking revenues and owner-operator miles as a percentage of total miles. Insurance and claims increased from 2.8% to 3.0% of revenues due to an increased frequency of property damage and other claims during the current quarter. Rent and purchased transportation increased from 15.5% to 16.8% of revenues due primarily to the Company's increases in logistics and other non-trucking transportation services and owner-operator miles as a percentage of total miles.

Six Months Ended June 30, 1999 and 1998
---------------------------------------
     Operating revenues increased by 21.9% for the six months ended June 30, 1999, compared to the same period of the previous year, primarily due to a 19.6% increase in the average number of tractors. Revenue per mile, excluding fuel surcharges, increased 1.3% due primarily to rate increases and changes in the mix of freight resulting in a decrease in the average trip length. A $10.0 million increase in revenues from logistics and other non-trucking transportation services also contributed to the overall increase in operating revenues.

     Operating expenses, expressed as a percentage of operating revenues, were 89.8% for the six months ended June 30, 1999, compared to 89.5% for the same period of the previous year. The increase in logistics and other non-trucking transportation services, and an increase in owner-operator miles as a percentage of total miles (17.4% in 1999 compared to 16.7% in
1998), resulted in a shift in costs to the rent and purchased transportation expense category from several other expense categories.

     Salaries, wages and benefits decreased from 37.4% to 36.8% of revenues, primarily due to the increase in logistics and other non-trucking transportation services, more owner-operator miles as a percentage of total miles, and a higher ratio of tractors to non-driver employees. Driver pay per mile decreased slightly due to more entry-level drivers earning a lower pay rate per mile. These factors were partially offset by an increase in driver pay for drivers in training due to an increase in the number of drivers in the training program, and more extra driver pay for multiple stops and driver assist loading/unloading. Fuel decreased from 7.0% to 6.4% of revenues due mainly to lower fuel prices, on average, during the six months ended June 30, 1999, compared to the same period of 1998.
Supplies  and  maintenance decreased from 8.4%  to  8.2%  of  revenues  due primarily to the increased logistics and other non-trucking revenues and increased percentage of owner-operator miles. Insurance and claims increased from 3.1% to 3.4% of revenues due to unfavorable claims experience partly due to more severe winter driving conditions during the first quarter of 1999 and an increased frequency of property damage and other claims during the six months ended June 30, 1999. Rent and purchased transportation increased from 16.1% to 17.2% of revenues due to the increase in logistics and other non-trucking transportation services and increase in owner-operator miles as a percentage of total miles. Other operating expenses changed from (1.4%) to (1.0%) of revenues due in part to higher expense for repairs on equipment sales to third parties during 1999, which reduced the amount of gains recognized on these sales.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

     The Company had $80 million of variable rate debt at June 30, 1999. The interest rates on the variable rate debt are based on the London Interbank Offered Rate (LIBOR). Assuming this level of borrowings, a hypothetical one percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $800,000.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The Company cannot predict whether high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 1999, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

                                  PART II

                             OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 11, 1999 for the purpose of electing three directors for three-year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. Of the 47,333,409 shares entitled to vote, stockholders representing 45,145,738 shares (95.4%) were present in person or by proxy. The voting tabulation was as follows:

                                        Shares Voted    Shares Voted
                                           "FOR"         "ABSTAIN"
          Gary L. Werner                44,215,513        930,225
          Gregory L. Werner             44,600,350        545,388
          Martin F. Thompson            44,625,462        520,276

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

  Exhibit                                                     Incorporated
   Number                   Description                     by Reference to
  -------                   -----------                     ---------------
     11    Statement Re: Computation of Per Share Earnings   Filed herewith

     27    June 30, 1999 Financial Data Schedule             Filed herewith


(b)  Reports on Form 8-K.

     (i) A report on Form 8-K, filed April 16, 1999, regarding a news release on April 15, 1999, announcing the Company's operating revenues and earnings for the first quarter ended March 31, 1999.

     (ii) A report on Form 8-K, filed June 16, 1999, regarding a change in the Company's certifying accountants effective June 10, 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WERNER ENTERPRISES, INC.



Date:   August 13, 1999               By:  /s/ John J. Steele
      -------------------                  --------------------------------
                                           John J. Steele
                                           Vice President, Treasurer and
                                           Chief Financial Officer



Date:   August 13, 1999               By:  /s/ James L. Johnson
      -------------------                  --------------------------------
                                           James L. Johnson
                                           Corporate Secretary and Controller