Form 10-Q
period 1999-09-30
WERNER ENTERPRISES INC
filed 1999-11-15
CIK 793074

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended                               Commission file number
September 30, 1999                                                 0-14690


                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)


NEBRASKA                                                        47-0648386
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                  68145-0308                 (402) 895-6640
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


                        YES   [X]        NO   [   ]


      As of October 31, 1999, 47,505,836 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

     Operating results for the three-month and the nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual report (which is incorporated by reference in the Form 10-K for the year ended December 31, 1998).


Consolidated Statements of Income for the
   Three Months Ended September 30, 1999 and 1998                    Page 3

Consolidated  Statements of Income for the
   Nine Months Ended September 30, 1999 and 1998                     Page 4

Consolidated Condensed Balance Sheets as of
   September 30, 1999 and December 31, 1998                          Page 5

Consolidated Statements of Cash Flows for the
   Nine Months Ended September 30, 1999 and 1998                     Page 6

Notes to Consolidated Financial Statements as of September 30, 1999  Page 7

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
(In thousands)                                          September 30
------------------------------------------------------------------------
                                                     1999          1998
------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                               $ 270,144     $ 219,715
                                                 -----------------------


Operating expenses:
   Salaries, wages and benefits                     97,830        83,421
   Fuel                                             21,600        13,766
   Supplies and maintenance                         23,027        18,436
   Taxes and licenses                               20,467        17,075
   Insurance and claims                              7,040         5,523
   Depreciation                                     25,415        20,604
   Rent and purchased transportation                45,382        34,278
   Communications and utilities                      3,394         2,814
   Other                                            (2,852)       (2,701)
                                                 -----------------------
      Total operating expenses                     241,303       193,216
                                                 -----------------------

Operating income                                    28,841        26,499
                                                 -----------------------
Other expense (income):
   Interest expense                                  1,731         1,242
   Interest income                                    (355)         (446)
   Other                                                83            33
                                                 -----------------------
      Total other expense                            1,459           829
                                                 -----------------------
Income before income taxes                          27,382        25,670

Income taxes                                        10,405         9,755
                                                 -----------------------
Net income                                       $  16,977     $  15,915
                                                 =======================
Average common shares outstanding                   47,464        47,658
                                                 =======================
Earnings per share                               $     .36     $     .33
                                                 =======================
Diluted shares outstanding                          47,741        47,846
                                                 =======================
Diluted earnings per share                       $     .36     $     .33
                                                 =======================
Dividends declared per share                     $    .025     $    .024
                                                 =======================

                                      3

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Nine Months Ended
(In thousands)                                          September 30
------------------------------------------------------------------------
                                                     1999          1998
------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                               $ 771,770     $ 631,100
                                                 -----------------------

Operating expenses:
   Salaries, wages and benefits                    282,397       237,403
   Fuel                                             53,819        42,662
   Supplies and maintenance                         64,190        53,159
   Taxes and licenses                               60,071        49,606
   Insurance and claims                             24,311        18,146
   Depreciation                                     73,606        60,435
   Rent and purchased transportation               131,565       100,470
   Communications and utilities                      9,904         7,922
   Other                                            (7,868)       (8,387)
                                                 -----------------------
      Total operating expenses                     691,995       561,416
                                                 -----------------------

Operating income                                    79,775        69,684
                                                 -----------------------

Other expense (income):
   Interest expense                                  4,574         3,486
   Interest income                                  (1,028)       (1,296)
   Other                                               140            74
                                                 -----------------------
      Total other expense                            3,686         2,264
                                                 -----------------------
Income before income taxes                          76,089        67,420

Income taxes                                        28,914        25,620
                                                 -----------------------
Net income                                       $  47,175     $  41,800
                                                 =======================
Average common shares outstanding                   47,389        47,786
                                                 =======================
Earnings per share                               $    1.00     $     .87
                                                 =======================
Diluted shares outstanding                          47,648        48,055
                                                 =======================
Diluted earnings per share                       $    .99       $    .87
                                                 =======================
Dividends declared per share                     $   .075       $   .068
                                                 =======================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                 September 30  December 31
------------------------------------------------------------------------
                                                   1999         1998
------------------------------------------------------------------------
                                                (Unaudited)

ASSETS


Current assets:
   Cash and cash equivalents                     $  18,367     $  15,913
   Accounts receivable, net                        135,056        94,329
   Prepaid taxes, licenses and permits               3,605        10,792
   Other current assets                             28,374        24,231
                                                 -----------------------
      Total current assets                         185,402       145,265
                                                 -----------------------

Property and equipment                             939,329       829,461
Less - accumulated depreciation                    249,085       205,530
                                                 -----------------------
      Property and equipment, net                  690,244       623,931
                                                 -----------------------

                                                 $ 875,646     $ 769,196
                                                 =======================


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                              $  42,274     $  48,146
   Short-term debt (Note 1)                         15,000             -
   Insurance and claims accruals                    30,305        23,250
   Accrued payroll                                  13,474        10,051
   Income taxes payable                              5,597           471
   Other current liabilities                        12,985         9,989
                                                 -----------------------
      Total current liabilities                    119,635        91,907
                                                 -----------------------

Long-term debt                                     120,000       100,000

Insurance, claims and other long-term accruals      31,301        30,801

Deferred income taxes                              117,694       105,900

Stockholders' equity                               487,016       440,588
                                                 -----------------------

                                                 $ 875,646     $ 769,196
                                                 =======================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
(In thousands)                                          September 30
------------------------------------------------------------------------
                                                     1999          1998
------------------------------------------------------------------------
                                                        (Unaudited)

Cash flows from operating activities:
  Net income                                     $  47,175     $  41,800
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                    73,606        60,435
    Deferred income taxes                           11,794         9,427
    Gain on disposal of operating equipment         (8,842)       (9,624)
    Insurance, claims and other long-term accruals     500           972
    Tax benefit from exercise of stock options         659           372
    Changes in certain working capital items:
      Accounts receivable, net                     (40,727)        5,988
      Prepaid expenses and other current assets      3,044           268
      Accounts payable                              (5,872)       (8,212)
      Other current liabilities                     18,595          (967)
                                                 -----------------------
    Net cash provided by operating activities       99,932       100,459
                                                 -----------------------

Cash flows from investing activities:
  Additions to property and equipment             (188,157)     (180,325)
  Proceeds from sales of property and equipment     57,080        67,592
                                                 -----------------------
    Net cash used in investing activities         (131,077)     (112,733)
                                                 -----------------------


Cash flows from financing activities:
  Proceeds from issuance of long-term debt          20,000        20,000
  Proceeds from issuance of short-term debt         30,000             -
  Repayments of short-term debt                    (15,000)            -
  Dividends on common stock                         (3,552)       (3,063)
  Repurchases of common stock                            -        (7,161)
  Stock options exercised                            2,151         1,287
                                                 -----------------------
    Net cash provided by financing activities       33,599        11,063
                                                 -----------------------
Net increase (decrease) in cash and
 cash equivalents                                    2,454        (1,211)
Cash and cash equivalents, beginning of period      15,913        22,294
                                                 -----------------------
Cash and cash equivalents, end of period         $  18,367     $  21,083
                                                 =======================


Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                      $   5,098     $   2,627
   Income taxes                                  $  11,158     $  20,029

                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Committed Credit Facilities

     In  addition  to $50 million of fixed-rate debt described in  footnote
(2) of the Company's financial statements for the year ended December 31, 1998, the Company had $70 million of long-term and $45 million of short-term variable-rate committed credit facilities with financial institutions available at September 30, 1999. These credit facilities bear variable interest (5.7% at September 30, 1999) based on the London Interbank Offered Rate (LIBOR) or, at the Company's option, the financial institution's base lending rate. Borrowings of $70 million under long-term variable-rate facilities and $15 million under short-term variable-rate facilities were outstanding at September 30, 1999.


(2)  Commitments

     As of September 30, 1999, the Company has commitments for capital expenditures of approximately $40 million.

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

Year 2000 Readiness Disclosure:

      In January 1997, the Company began conducting a comprehensive review of its Year 2000 issue and has since completed its review of information technology (IT) and non-IT systems. Most of the Company's critical software programs have been developed internally, with the remainder having been licensed from and maintained by software vendors. The Company completed substantially all its conversion of internally developed software programs to Year 2000 compliance in September 1998. The costs of converting these programs were not material. The following is an estimate of the status of the Company's IT systems and non-IT systems.

                                     Year 2000      Modifications being
                                     Compliant           performed

     Internally-developed IT systems  100%                 0%

     Vendor-supplied IT systems       100%                 0%

     Non-IT systems                   100%                 0%


      Based on information currently available, the Company believes that the Year 2000 issue will not pose significant operational or administrative problems for the Company. However, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's business, operations or financial condition. The Company will continue to evaluate the Year 2000 readiness of third parties (primarily vendors and customers) with whom the Company has material relationships. The Company cannot presently estimate the effect on its results of operations, liquidity, and financial condition should material vendors and customers fail to become Year 2000 compliant. The Company is not currently aware of any material vendors or customers which have represented to the Company that they are unlikely to achieve Year 2000 compliance. If the Company obtains information indicating it is likely that a material vendor or customer will not achieve Year 2000 compliance, the Company will develop a specific contingency plan at that time. As a general precaution, the Company has documented manual procedures to be implemented if the IT systems of its material vendors or customers fail and has made arrangements for its key employees to be available should the Company experience disruptions.

Financial Condition:

     During the nine months ended September 30, 1999, the Company generated cash flow from operations of $99.9 million. The Company received net proceeds from the issuance of long-term and short-term borrowings of $35 million, which, along with the cash flow from operations, enabled the Company to make net property additions, primarily revenue equipment, of $131.1 million and pay common stock dividends of $3.6 million. If the
Company continues to grow at its current rate (as described below), additional financing activities may occur. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

     The Company's debt to equity ratio at September 30, 1999 was 27.7%, compared with 22.7% at December 31, 1998. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 21.7% at September 30, 1999 compared to 18.5% at December 31, 1998.

Results of Operations:

Three Months Ended September 30, 1999 and 1998
----------------------------------------------

      Operating revenues increased 23.0% for the three months ended September 30, 1999, compared to the same period of the prior year, primarily due to a 21.4% increase in the average number of tractors in service. Average tractors in service increased from 5,726 in third quarter 1998 to 6,949 in third quarter 1999. Revenue per mile, excluding fuel surcharges, increased 1.3% compared to third quarter of 1998 due to rate increases and a shift in the mix of freight between fleets in the truckload division which decreased the average trip length by 3%. A $4.3 million increase in revenues from logistics and other non-trucking transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, were 89.3% for the three months ended September 30, 1999, compared to 87.9% for the three months ended September 30, 1998. The Company's increase in logistics and other non-trucking transportation services, and an increase in owner-operator miles as a percentage of total miles (18.9% in third quarter 1999 compared to 16.8% in third quarter 1998), contributed to a shift in costs to the rent and purchased transportation expense category from several other expense categories. Owner-operators are independent contractors who supply their own tractor and driver, and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes.

     Salaries, wages and benefits decreased from 37.9% to 36.2% of revenues due primarily to the increase in logistics and other non-trucking revenues, more owner-operator miles as a percentage of total miles and a higher ratio of tractors to non-driver employees. At times, there have been shortages of drivers in the trucking industry, particularly the medium-to-long haul segment. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel increased from 6.2% to 8.0% of revenues, due mainly to higher average fuel prices during the quarter compared to the same quarter of the prior year. The average cost of fuel, excluding fuel taxes, was 41% higher in third quarter 1999 compared to third quarter 1998. See further discussion of fuel prices under the caption "Commodity Price Risk" in Item 3 of this Form 10-Q. Taxes and licenses decreased from 7.8% to 7.6% of revenues due primarily to the increases in logistics and other non-trucking revenues and owner-operator miles as a percentage of total miles. Rent and purchased transportation increased from 15.6% to 16.8% of revenues due primarily to the Company's increases in logistics and other non-trucking transportation services and owner-operator miles as a percentage of total miles.

Nine Months Ended September 30, 1999 and 1998
---------------------------------------------

     Operating  revenues  increased by 22.3%  for  the  nine  months  ended
September 30, 1999, compared to the same period of the previous year, primarily due to a 20.2% increase in the average number of tractors. Revenue per mile, excluding fuel surcharges, increased 1.3% due primarily to rate increases and changes in the mix of freight resulting in a decrease in the average trip length. A $14.3 million increase in revenues from logistics and other non-trucking transportation services also contributed to the overall increase in operating revenues.

     Operating expenses, expressed as a percentage of operating revenues, were 89.7% for the nine months ended September 30, 1999, compared to 89.0% for the same period of the previous year. The increase in logistics and other non-trucking transportation services, and an increase in owner-operator miles as a percentage of total miles (17.9% in 1999 compared to 16.7% in 1998), resulted in a shift in costs to the rent and purchased transportation expense category from several other expense categories.

     Salaries, wages and benefits decreased from 37.6% to 36.6% of revenues, primarily due to the increase in logistics and other non-trucking transportation services, more owner-operator miles as a percentage of total miles, and a higher ratio of tractors to non-driver employees. Fuel increased from 6.8% to 7.0% of revenues due mainly to higher fuel prices, on average, during the nine months ended September 30, 1999, compared to the same period of 1998, partly offset by the increases in logistics revenues and owner-operator miles. Insurance and claims increased from 2.9% to 3.2% of revenues due to unfavorable claims experience partly due to more severe winter driving conditions during the first quarter of 1999 and an increased frequency of property damage and other claims during the nine months ended September 30, 1999. Rent and purchased transportation increased from 15.9% to 17.0% of revenues due to the increase in logistics and other non-trucking transportation services and increase in owner-operator miles as a percentage of total miles. Other operating expenses changed from (1.3%) to (1.0%) of revenues due in part to higher expense for repairs on equipment sales to third parties during 1999, which reduced the amount of gains recognized on these sales.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

     The Company had $85 million of variable rate debt at September 30, 1999. The interest rates on the variable rate debt are based on the London Interbank Offered Rate (LIBOR). Assuming this level of borrowings, a hypothetical one percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $850,000.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. As of September 30, 1999, the Company has implemented customer fuel surcharges with a majority of its revenue base to offset a portion of the higher fuel cost per gallon. The Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges will be collected to offset such increases. As of September 30, 1999, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

                                  PART II

                             OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

   Exhibit                                                    Incorporated
    Number                   Description                    by Reference to
   -------                   -----------                    ---------------
      11   Statement Re:  Computation of Per Share Earnings  Filed herewith

      27   September 30, 1999 Financial Data Schedule        Filed herewith


(b)  Reports on Form 8-K.

     (i) A report on Form 8-K, filed July 21, 1999, regarding a news release on July 16, 1999, announcing the Company's operating revenues and earnings for the second quarter ended June 30, 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WERNER ENTERPRISES, INC.



Date:  November 12, 1999             By:  /s/ John J. Steele
      ------------------                 --------------------------------
                                          John J. Steele
                                          Vice President, Treasurer and
                                          Chief Financial Officer



Date:  November 12, 1999             By:  /s/ James L. Johnson
      ------------------                 --------------------------------
                                         James L. Johnson
                                         Corporate Secretary and Controller