Form 10-K405
period 1999-12-31
WERNER ENTERPRISES INC
filed 2000-03-28
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1999
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

The aggregate market value of the registrant's $.01 par value common stock held by nonaffiliates of the registrant as of February 29, 2000 was approximately $377 million (based upon $13.375 per share closing price on that date, as reported by Nasdaq). (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for purposes of determining affiliate status.)

As of February 29, 2000, 47,042,035 shares of the registrant's common stock were outstanding.

Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 9, 2000 are incorporated in Part III of this report.

                           TABLE OF CONTENTS


                                                                  Page
                                                                  ----
                                 PART I

     Item 1.   Business                                             1
     Item 2.   Properties                                           5
     Item 3.   Legal Proceedings                                    5
     Item 4.   Submission of Matters to a Vote of Security Holders  6

                                 PART II

     Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters                                6
     Item 6.   Selected Financial Data                              7
     Item 7.   Management's Discussion and Analysis of Results
                 of Operations and Financial Condition              7
     Item 7A.  Quantitative and Qualitative Disclosures about
                 Market Risk                                       10
     Item 8.   Financial Statements and Supplementary Data         12
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure               25

                                 PART III

     Item 10.  Directors and Executive Officers of the Registrant  25
     Item 11.  Executive Compensation                              25
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management                                    25
     Item 13.  Certain Relationships and Related Transactions      26

                                 PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                               26

                              PART I

ITEM 1.   BUSINESS

General

     Werner Enterprises, Inc. ("Werner" or the "Company") is a transportation company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. Werner is among the five largest truckload carriers in the United States and maintains its headquarters in Omaha, Nebraska, near the geographic center of its service area. Werner was founded in 1956 by Chairman and Chief Executive Officer Clarence L. Werner, who started the business with one truck at the age of 19. Werner completed its initial public offering in April 1986 with a fleet of 630 trucks. Werner ended 1999 with a fleet of 7,125 trucks.

     The Company operates throughout the 48 contiguous states pursuant to operating authority, both common and contract, granted by the United States Department of Transportation and pursuant to intrastate authority granted by various states. The Company also has authority to operate in the ten provinces of Canada and provides through trailer service in and out of Mexico. The principal types of freight transported by the Company include consumer products, retail store merchandise, food products, paper products, beverages, industrial products and building materials.


Marketing and Operations

     Werner's business philosophy is to provide superior on-time service to its customers at a low cost. To accomplish this,
Werner operates premium, modern tractors and trailers. This equipment has a lower frequency of breakdowns and helps attract and retain qualified drivers. Werner has continually invested in technology to improve service to customers and improve retention of drivers. Werner focuses on shippers that value the broad geographic coverage, equipment capacity, technology, customized services, and flexibility available from a large, financially stable carrier. These shippers are generally less sensitive to rate levels, preferring to have their freight handled by a few core carriers with whom they can establish service-based, long-term relationships.

     Werner  operates  in the truckload segment of  the  trucking industry. Within the truckload segment, Werner provides specialized services to customers based on their trailer needs (van, flatbed, temperature-controlled), geographic area (medium to long haul throughout the 48 contiguous states, regional), or conversion of their private fleet to Werner (dedicated). Werner also has a logistics division in which the Company manages the transportation requirements for individual customers. This can include transportation routing, transportation mode selection, truck brokerage, transloading and other services. Logistics is a non-asset-based business that is highly dependent on information systems and qualified employees. As compared to trucking operations which requires a significant capital equipment investment, logistics operating margins are generally lower than trucking operating margins.

     On March 14, 2000, the Company, along with five other large transportation companies, announced the intent to merge their logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace.com. The consummation of the transaction is dependent upon receiving approval of federal and, perhaps, state regulators regarding antitrust issues and other laws. The Company will invest $5
million   in   cash  and  will  have  a  16%  equity   stake   in
Transplace.com.

     Werner has a diversified freight base and is not dependent on a small group of customers or a specific industry for a majority of its freight. During 1999, the Company's largest 5, 10, and 25 customers comprised 21%, 29%, and 43% of the Company's revenues, respectively. No one customer accounted for more than 9% of the Company's revenues in 1999.

     Virtually all of Werner's company and owner-operator tractors are equipped with satellite communications devices that enable the Company and drivers to conduct two-way communication using standardized and freeform messages. The satellite technology also enables the Company to plan and monitor the progress of shipments. The Company obtains specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, Werner has developed advanced application systems to improve customer service and driver service. Examples of such application systems include (1) automated engine diagnostics to continually monitor mechanical fault tolerances, (2) software which preplans shipments that can be swapped by drivers enroute to meet driver home time needs, without compromising on-time delivery requirements, (3) automated "possible late load" tracking which informs the operations department of shipments that may be operating behind schedule, thereby allowing the Company to take preventive measures to avoid a late delivery, and
(4) the Company's proprietary Paperless Log System to automatically keep track of truck movement and drivers' hours of service. In June 1998, Werner Enterprises became the first trucking company in the United States to receive authorization from the Federal Highway Administration, under a pilot program, to use a paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities. The United States Department of Transportation has recently requested that Congress consider making onboard monitoring devices mandatory on commercial trucks. If such changes are adopted, the Company may be better positioned than most of the industry due to its proven paperless log system.


Seasonality

     In the trucking industry, revenues generally show a seasonal pattern as some customers reduce shipments during and after the winter holiday season. The Company's operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased maintenance costs of revenue equipment in colder weather, and increased insurance and claims costs due to adverse winter weather conditions. The Company attempts to minimize the impact of seasonality through its marketing program that seeks additional freight from certain customers during traditionally slower shipping periods. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.


Employees and Owner-Operator Drivers

     As of December 31, 1999, the Company employed 7,989 drivers, 602 mechanics and maintenance personnel, 1,347 office personnel for the trucking operation, and 95 office personnel for the non-trucking (logistics) operation. The Company also had 1,230 contracts with independent contractors (owner-operators) for services that provide both a tractor and a qualified driver or drivers. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

     The Company recognizes that its professional driver workforce is one of its most valuable assets. Most of Werner's drivers are compensated based upon miles driven. The rate per mile increases with the drivers' length of service. Additional compensation may be earned through a fuel efficiency bonus, a mileage bonus, an annual achievement bonus and for extra work associated with their job (loading and unloading, extra stops, and shorter mileage trips, for example). The Company conducts a regular schedule of driver/top management meetings to share information and concerns.

     At  times,  there are  shortages of drivers in the  trucking industry. The Company's management believes the number of qualified drivers in the industry has been reduced because of the elimination of federal funding for driving schools, changes in the demographic composition of the workforce, individual drivers' desire to be home more often, and a declining unemployment rate in the U.S. over the past several years. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future.

     The Company also recognizes that carefully selected owner-operators complement its Company-employed drivers. Owner-operators are independent contractors that supply their own tractor and driver, and are responsible for their operating expenses. Because owner-operators provide their own tractors, less financial capital is required from the Company for growth. Also, owner-operators provide the Company with another source of drivers to support its growth. The Company intends to continue its emphasis on recruiting owner-operators, as well as Company drivers. However, it is more difficult for the Company and the industry to recruit and retain owner-operators in the current high fuel price environment.


Revenue Equipment

     As of December 31, 1999, Werner operated 5,895 Company tractors and had contracts for 1,230 tractors owned by owner-operators. The tractors that operated in the Company's Truckload Division as of December 31, 1999, were as follows: 3,900 medium-to-long-haul dry vans; 500 medium-to-long-haul flatbeds; 940 regional short-haul vans; 290 temperature-controlled; and 1,495 dedicated. Approximately 72% of the Company tractors are manufactured by Freightliner, a subsidiary of DaimlerChrysler. Most of the remaining Company tractors are manufactured by Peterbilt. This standardization of the Company tractor fleet decreases downtime by simplifying maintenance. The Company adheres to a comprehensive maintenance program for both tractors and trailers. Due to continuous upgrading of the Company tractor fleet, the average age was 1.4 years at December 31, 1999. The Company generally adheres to a 3-year replacement cycle for most of its tractors. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the Department of Transportation. These tractors are then periodically inspected, similar to Company tractors, to monitor continued compliance.

     The  Company operated 18,900  trailers at December 31, 1999:
17,020 dry vans; 950 flatbeds; 846 temperature-controlled; and 84 other specialized trailers. Most of the Company's trailers are manufactured by Wabash National Corporation. As of December 31, 1999, 98% of the Company's fleet of dry van trailers consisted of 53-foot trailers and 99% consisted of aluminum plate or composite trailers. Other trailer lengths such as 27-foot and 57-foot are also provided by the Company to meet the specialized needs of customers. The average age of the trailer fleet was 3.5 years at December 31, 1999.


Fuel

     The Company purchases the majority of its fuel through a network of approximately 300 fuel stops throughout the United States. The Company has negotiated discounted pricing based on certain volume commitments with these fuel stops. Bulk fueling facilities are maintained at the Company's terminals to further reduce fuel costs.

     Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. During the second half of 1999, the Company began experiencing significant increases in the cost of fuel. The Company has recovered a portion of the increased cost from customers via the use of fuel surcharges. However, a significant portion of the fuel expense increase was not recovered during 1999. This is due to several factors, including: the base fuel price levels which determine when surcharges are collected, empty miles between freight shipments, out-of-route miles caused in part by driver home time needs, and truck idling. Company management continues to meet with customers during the first quarter of 2000 to explain the significant impact of high fuel prices and to improve the amount and percentage of fuel surcharge reimbursement. However, the Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges will be collected to offset such increases. As of December 31, 1999, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company maintains aboveground and underground fuel storage tanks at some of its terminals. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.


Regulation

     The Company is a motor carrier regulated by the United States Department of Transportation (DOT). The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions, and periodic financial reporting. The Company currently has a satisfactory DOT safety rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could have an adverse effect on the Company, as some of the Company's contracts with customers require a satisfactory rating. Such matters as weight and dimensions of equipment are also subject to federal, state, and international regulations.

     The Company has unlimited authority to carry general commodities in interstate commerce throughout the 48 contiguous states. The Company currently has authority to carry freight on an intrastate basis in 44 states. The Federal Aviation Administration Authorization Act of 1994 (the FAAA Act) amended sections of the Interstate Commerce Act to prevent states from regulating rates, routes or service of motor carriers after January 1, 1995. The FAAA Act did not address state oversight of motor carrier safety and financial responsibility, or state taxation of transportation. If a carrier wishes to operate in a state where it did not previously have intrastate authority, it must, in most cases, still apply for authority.

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


Competition

     The trucking industry is highly competitive and includes thousands of trucking companies. It is estimated that the annual revenue of domestic trucking amounts to $370 billion per year. The Company has a small but growing share (estimated at approximately 1%) of the markets targeted by the Company. The Company competes primarily with other truckload carriers. Railroads, less-than-truckload carriers and private carriers also provide competition, but to a lesser degree.

     Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone. Few other truckload carriers have greater financial resources, own more equipment or carry a larger volume of freight than the Company. The Company is one of the five largest carriers in the truckload transportation industry.

Forward Looking Information

     The forward-looking statements in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition".


ITEM 2.   PROPERTIES

     Werner's headquarters is located along Interstate 80 just west of Omaha, Nebraska, on approximately 210 acres, 153 of which are held for future expansion. During 1999, the Company completed construction of a 166,500 square-foot addition to the Company's headquarters office building. The 286,000 square-foot office building includes a 5,000 square-foot computer center, drivers' lounge areas, a drivers' orientation section, a cafeteria and a Company store. The Omaha headquarters also consists of 131,000 square feet of maintenance and repair facilities containing a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers and a paint booth including a new 77,500 square-foot trailer maintenance facility constructed in 1999. Portions of the former trailer maintenance building are planned to be converted into a driver training facility. The Company owns all of its corporate headquarters facilities.

     The Company and its subsidiaries own a 22,000 square-foot terminal in Springfield, Ohio, a 33,000 square-foot facility near Denver, an 18,000 square-foot facility near Los Angeles, a 31,000 square-foot terminal near Atlanta, a 27,000 square-foot terminal in Dallas, and a 32,000 square-foot terminal in Phoenix. The Company leases terminal facilities in Allentown, Pennsylvania and in Indianapolis, Indiana. All eight locations include office and maintenance space. The Company also leases office space in Laredo, Texas and is beginning construction of a new 18,000 square-foot office facility there with a tentative completion date in fourth quarter 2000.

     The Company also owns a 73,000 square foot disaster recovery and warehouse facility in another area of Omaha. Additionally, the Company leases several small sales offices and trailer parking yards in various locations throughout the country.

     The   Company's  headquarters   facilities   have   suitable
additional space available to accommodate expansion needs for at least the next 3 to 5 years.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company has assumed liability up to $500,000 for each occurrence involving personal injury or property damage. The Company is also responsible for a $1,500,000 annual aggregate amount of liability for claims between $500,000 and $1,000,000, and a $1,000,000 annual aggregate amount for claims between $1,000,000 and $2,000,000. The Company maintains insurance, which covers liability in excess of this amount to coverage levels that management considers adequate. The Company believes that adverse results in one or more of these claims would not have a material adverse effect on its results of operations or financial position. See also Note (1) "Insurance and Claims Accruals" and Note (6) "Commitments and Contingencies" in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matters were submitted to a vote of security holders.



                             PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S COMMON EQUITY  AND  RELATED
          STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol WERN. The following table sets forth for the quarters indicated the high and low sale prices per share of the Company's common stock in the Nasdaq National Market and the Company's dividends declared per common share from January 1, 1998, through December 31, 1999.


                                                 Dividends
                                                Declared Per
                              High       Low    Common Share
                             ------    ------   ------------
        1999
        Quarter ended:
         March 31            $20.75    $15.75      $.025
         June 30              21.63     14.50       .025
         September 30         22.25     16.13       .025
         December 31          18.34     12.25       .025

        1998
        Quarter ended:
         March 31            $21.40    $15.60      $.020
         June 30              22.40     17.00       .024
         September 30         19.75     14.31       .024
         December 31          19.25     11.25       .025


     As of March 13, 2000, the Company's common stock was held by 296 stockholders of record and approximately 7,100 stockholders through nominee or street name accounts with brokers.


Dividend Policy

     The Company has been paying cash dividends on its common stock following each of its quarters since the fiscal quarter ended May 31, 1987. The Company does not currently intend to discontinue payment of dividends on a quarterly basis and does not currently anticipate any restrictions on its future ability to pay such dividends. However, no assurance can be given that dividends will be paid in the future since they are dependent on earnings, the financial condition of the Company and other factors.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

                                         1999       1998      1997      1996      1995
                                      ----------  --------  --------  --------  --------
                                           (In thousands, except per share amounts)
Operating revenues                    $1,052,333  $863,417  $772,095  $643,274  $576,022
Net income                                60,011    57,246    48,378    40,555    36,380
Earnings per share (diluted)                1.26      1.19      1.01       .85       .77
Cash dividends declared per share           .100      .093      .080      .075      .064
Return on average stockholders' equity      12.8%     13.7%     13.1%     12.4%     12.5%
Operating ratio                             90.3%     88.9%     89.9%     89.7%     89.4%
Book value per share                       10.48      9.31      8.27      7.34      6.55
Total assets                             896,879   769,196   667,638   549,211   507,679
Long-term obligations                    120,000   100,000    60,000    30,000    40,000
Stockholders' equity                     494,772   440,588   395,118   348,371   309,052


ITEM 7.   MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  RESULTS  OF
          OPERATIONS AND FINANCIAL CONDITION

     The following table sets forth the percentage relationship of income and expense items to operating revenues for the years indicated.

                                          1999     1998     1997
                                         -----    -----    -----
Operating revenues                       100.0%   100.0%   100.0%
                                         -----    -----    -----

Operating expenses
  Salaries, wages and benefits            36.4     37.7     36.1
  Fuel                                     7.5      6.6      8.8
  Supplies and maintenance                 8.3      8.4      8.2
  Taxes and licenses                       7.8      7.9      7.6
  Insurance and claims                     3.0      2.7      2.7
  Depreciation                             9.5      9.6      9.4
  Rent and purchased transportation       17.6     16.1     17.1
  Communications and utilities             1.3      1.2      1.1
  Other                                   (1.1)    (1.3)    (1.1)
                                         -----    -----    -----
    Total operating expenses              90.3     88.9     89.9
                                         -----    -----    -----
Operating income                           9.7     11.1     10.1
Net interest expense and other              .5       .4       .2
                                         -----    -----    -----
Income before income taxes                 9.2     10.7      9.9
Income taxes                               3.5      4.1      3.6
                                         -----    -----    -----
Net income                                 5.7%     6.6%     6.3%
                                         =====    =====    =====

     The  following  table  sets  forth  certain  industry   data
regarding the freight revenues and operations of the Company.

                                            1999      1998      1997      1996      1995
                                          -------   -------   -------   -------   -------
Operating ratio                              90.3%     88.9%     89.9%     89.7%     89.4%
Average revenues per tractor per week (1) $ 2,813   $ 2,783   $ 2,755   $ 2,710   $ 2,606
Average annual miles per tractor          125,856   126,492   126,598   126,221   121,728
Average miles per trip                        734       760       799       808       785
Average revenues per total mile (1)       $ 1.162   $ 1.144   $ 1.132   $ 1.116   $ 1.113
Average revenues per loaded mile (1)      $ 1.287   $ 1.265   $ 1.251   $ 1.236   $ 1.242
Average tractors in service                 6,769     5,662     5,051     4,372     4,136
Total tractors (at year end)
  Company                                   5,895     5,220     4,490     3,840     3,674
  Owner-operator                            1,230       930       860       760       676
                                          -------   -------   -------   -------   -------
    Total tractors                          7,125     6,150     5,350     4,600     4,350
                                          =======   =======   =======   =======   =======
Total trailers (at year end)               18,900    16,350    14,700    12,170    11,060
                                          =======   =======   =======   =======   =======
----------
(1) Net of fuel surcharge revenues.



Results of Operations

  1999 Compared to 1998

     Operating revenues increased by 22% over 1998, primarily due to a 20% increase in the average number of tractors in service and a 2% increase in the average revenue per mile, excluding fuel surcharges. Customer rate increases and a higher percentage of freight in the regional and dedicated fleets were the primary factors in the increased revenue per mile. Regional and dedicated trips have a shorter length of haul, on average, than medium- to long-haul van trips. Revenue per mile tends to increase as length of haul decreases. An $18.6 million increase in revenues from logistics and other non-trucking transportation services also contributed to the overall increase in operating revenues.

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenues) increased from 88.9% to 90.3%. Owner-operator miles as a percentage of total miles increased from 16.6% in 1998 to 18.2% in 1999, resulting in a shift in costs to the rent and purchased transportation expense category from several other expense categories. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. The increase in logistics and other non-trucking transportation services also contributed to this shift among expense categories.

     On March 14, 2000, the Company, along with five other large transportation companies, announced the intent to merge their logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace.com. The consummation of the transaction is dependent upon receiving approval of federal and, perhaps, state regulators regarding antitrust issues and other laws. The Company will invest $5 million in cash and will have a 16% equity stake in Transplace.com. Transferring the logistics business to a corporation in which the Company is a minority stockholder would result in a decrease in non-trucking revenues and corresponding rent and purchased transportation expenses in future periods.

     Salaries, wages and benefits decreased from 37.7% to 36.4% of revenues primarily due to increased revenues from logistics and other non-trucking transportation services, more owner-operator miles as a percentage of total miles, and a higher ratio of tractors to non-driver employees. At times, there have been shortages of drivers in the trucking industry. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased in 1999 from 6.6% to 7.5% of revenues due primarily to a 22% increase in average fuel prices (excluding fuel taxes) in 1999 compared to 1998. This increase was partially offset by the increases in owner-operator miles and logistics and non-trucking revenues. The Company has implemented customer fuel surcharge reimbursement programs to recover a
portion  of  the  increased fuel cost.   However,  a  significant
portion of the fuel expense increase was not recovered during 1999. This is due to several factors, including: the fuel price levels which determine when fuel surcharges are collected, unreimbursed empty miles between freight shipments, unreimbursed out-of-route miles caused in part by driver home time needs, and the unreimbursed costs of truck idling. Management continues to meet with customers to explain the significant impact of high fuel prices and to improve the amount and percentage of fuel surcharge reimbursement. The Company cannot predict whether higher fuel price levels will continue or the extent to which fuel surcharges could be collected from customers to offset such increases. If fuel prices remain at elevated levels, the Company's operating results for 2000 and beyond will be adversely impacted to the extent the higher costs are not recovered from customers.

     Insurance and claims increased from 2.7% to 3.0% of revenues due in part to an increase in the frequency of property damage claims. Rent and purchased transportation increased from 16.1% to 17.6% of revenues primarily due to the Company's increase in logistics and other non-trucking transportation services and the increase in owner-operator miles. Other operating expenses changed from (1.3%) of revenues to (1.1%) of revenues due in part to lower gains per tractor sold, net of repair costs.

     The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 38.0% in 1999 and 1998, as described in Note 4 of the Notes to Consolidated
Financial Statements under Item 8 of this Form 10-K.


  1998 Compared to 1997

     Operating revenues increased by 12% over 1997, primarily due to a 12% increase in the average number of tractors in service and a 1% increase in the average revenue per mile, excluding fuel surcharges. These increases were partially offset by a 5% decrease in revenues from logistics and other non-trucking transportation services. The Company's operating ratio decreased from 89.9% to 88.9%. The decrease in logistics and other non-trucking transportation services resulted in a shift in costs from the rent and purchased transportation expense category to several other expense categories as described below.

     Salaries, wages and benefits increased from 36.1% to 37.7% of revenues primarily due to increased dedicated business that required more compensation to drivers for loadings/unloadings and stops, decreased revenues from logistics and other non-trucking transportation services, and increased employee healthcare costs.

     Fuel decreased in 1998 from 8.8% to 6.6% of revenues due primarily to a 27% decrease in average fuel prices (excluding fuel taxes) in 1998 compared to 1997. Taxes and licenses increased from 7.6% to 7.9% of revenues due to the decreased revenues from logistics and other non-trucking transportation services and refunds and favorable development of state tax issues during 1997.

     Rent and purchased transportation decreased from 17.1% to 16.1% of revenues primarily due to the Company's decrease in logistics and other non-trucking transportation services. Other operating expenses changed from (1.1%) of revenues to (1.3%) of revenues due to an increase in gains on sales of revenue equipment to third parties resulting primarily from an increase in the number of tractors and trailers sold.

     The Company's effective income tax rate was 38.0% in 1998, compared to 36.4% in 1997, as described in Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.


Liquidity and Capital Resources

     The growth of the Company's business has required significant investment in new revenue equipment. Net capital expenditures in 1999, 1998, and 1997 were $171.0 million, $172.4 million, and $152.6 million, respectively. The capital expenditures were financed primarily with cash generated from operations and, to a lesser extent, borrowings. The Company has committed to approximately $132 million of capital expenditures (after trade-in allowances), which is a portion of its estimated 2000 capital expenditures. The Company expects to fund these expenditures primarily with cash generated from operations.

     From time to time, the Company has and may continue to repurchase shares of its common stock. The timing and amount of such purchases depends on market and other factors. The Company's board of directors has authorized the repurchase of up to 2,500,000 shares. As of December 31, 1999, the Company has purchased 1,053,325 shares pursuant to this authorization.

     The Company's financial position is strong. As of December 31, 1999, the Company had $145 million of debt and $495 million of stockholders' equity. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.


Year 2000 Issue

     The  impact  of  the  Year  2000  issue   on  the  Company's
operations was insignificant.


Forward-Looking Statements

     This report contains forward-looking statements that are based on information currently available to the Company's management. Although the Company believes the expectations reflected in such forward-looking statements to be reasonable, no assurance can be given that the expectations will be realized. Factors currently known to management that could cause actual results to differ materially from the expectations reflected in forward-looking statements include the following: price and availability of diesel fuel; availability of an adequate number of qualified drivers; competitive factors including rate competition; unanticipated changes in laws, regulations, and taxation; and the amount and severity of accident claims. General economic conditions and weather conditions may also significantly affect the Company's results, as equipment utilization and rate levels depend on the level of business activity of shippers in a variety of industries.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK

     The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

     The Company had $95 million of variable rate debt at December 31, 1999. The interest rates on the variable rate debt are based on the London Interbank Offered Rate (LIBOR). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $950,000.


Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 1999, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Werner Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheet of Werner Enterprises, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows and the financial statement schedule listed in Item 14(a)(2) of this Form 10-K for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Werner Enterprises, Inc. and subsidiaries as of and for the years ended December 31, 1998 and 1997 were audited by other auditors whose report dated January 20, 1999, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                           KPMG LLP
Omaha, Nebraska,
January 20, 2000, except as to Note 8,
which is as of March 14, 2000

                      WERNER ENTERPRISES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share amounts)

                                        1999       1998      1997
                                     ----------  --------  --------
Operating revenues                   $1,052,333  $863,417  $772,095
                                     ----------  --------  --------
Operating expenses:
  Salaries, wages and benefits          382,824   325,659   278,968
  Fuel                                   79,029    56,786    67,600
  Supplies and maintenance               87,600    72,273    63,060
  Taxes and licenses                     82,089    67,907    58,513
  Insurance and claims                   31,728    23,875    21,212
  Depreciation                           99,955    82,549    72,634
  Rent and purchased transportation     185,129   139,026   132,261
  Communications and utilities           13,444    10,796     8,358
  Other                                 (11,666)  (11,065)   (8,158)
                                     ----------  --------  --------
    Total operating expenses            950,132   767,806   694,448
                                     ----------  --------  --------
Operating income                        102,201    95,611    77,647
                                     ----------  --------  --------

Other expense (income):
  Interest expense                        6,565     4,889     3,002
  Interest income                        (1,407)   (1,724)   (1,580)
  Other                                     245       114       130
                                     ----------  --------  --------
    Total other expense                   5,403     3,279     1,552
                                     ----------  --------  --------
Income before income taxes               96,798    92,332    76,095
Income taxes                             36,787    35,086    27,717
                                     ----------  --------  --------
Net income                           $   60,011  $ 57,246  $ 48,378
                                     ==========  ========  ========
Average common shares outstanding        47,406    47,667    47,756
                                     ==========  ========  ========
Basic earnings per share             $     1.27  $   1.20  $   1.01
                                     ==========  ========  ========
Diluted shares outstanding               47,631    47,910    47,959
                                     ==========  ========  ========
Diluted earnings per share           $     1.26  $   1.19  $   1.01
                                     ==========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                      WERNER ENTERPRISES, INC.
                     CONSOLIDATED BALANCE SHEETS
                (In thousands, except share amounts)

                                                        December 31
                                                    -------------------
                                                      1999       1998
                                                    --------   --------
                        ASSETS
Current assets:
  Cash and cash equivalents                         $ 15,368   $ 15,913
  Accounts receivable, trade, less allowance of
    $3,236 and $2,933, respectively                  127,211     94,329
  Other receivables                                   11,217      8,254
  Inventories and supplies                             5,296      5,408
  Prepaid taxes, licenses, and permits                12,423     10,792
  Current deferred income taxes                        8,500      6,000
  Other                                                8,812      4,569
                                                    --------   --------
      Total current assets                           188,827    145,265
                                                    --------   --------
Property and equipment, at cost
  Land                                                14,522     15,257
  Buildings and improvements                          65,152     52,857
  Revenue equipment                                  800,613    686,400
  Service equipment and other                         90,322     74,947
                                                    --------   --------
    Total property and equipment                     970,609    829,461
    Less - accumulated depreciation                  262,557    205,530
                                                    --------   --------
      Property and equipment, net                    708,052    623,931
                                                    --------   --------
                                                    $896,879   $769,196
                                                    ========   ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 35,686   $ 48,146
  Short-term debt                                     25,000          -
  Insurance and claims accruals                       32,993     23,250
  Accrued payroll                                     11,846     10,051
  Other current liabilities                           15,681     10,460
                                                    --------   --------
      Total current liabilities                      121,206     91,907
                                                    --------   --------
Long-term debt                                       120,000    100,000
Deferred income taxes                                130,600    105,900
Insurance, claims and other long-term accruals        30,301     30,801
Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value, 200,000,000 shares
    authorized; 48,320,835 shares issued;
    47,205,236 and 47,309,310 shares
    outstanding, respectively                            483        483
  Paid-in capital                                    105,884    105,338
  Retained earnings                                  404,625    349,351
  Treasury stock, at cost; 1,115,599 and
    1,011,525 shares, respectively                   (16,220)   (14,584)
                                                    --------   --------
      Total stockholders' equity                     494,772    440,588
                                                    --------   --------
                                                    $896,879   $769,196
                                                    ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                      WERNER ENTERPRISES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)


                                                         1999        1998        1997
                                                      ---------   ---------   ---------
Cash flows from operating activities:
  Net income                                          $  60,011   $  57,246   $  48,378
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                       99,955      82,549      72,634
      Deferred income taxes                              22,200      14,700       9,500
      Gain on disposal of operating equipment           (13,047)    (12,251)     (8,789)
      Tax benefit from exercise of stock options            663         389       1,610
      Insurance,  claims and other long-term accruals      (500)      1,472          54
      Changes in certain working capital items:
        Accounts receivable, net                        (32,882)       (868)    (25,533)
        Prepaid expenses and other current assets        (8,725)     (5,186)     (4,537)
        Accounts payable                                (12,460)      3,979      25,142
        Accrued and other current liabilities            16,762      (4,090)      7,578
                                                      ---------   ---------   ---------
      Net cash provided by operating activities         131,977     137,940     126,037
                                                      ---------   ---------   ---------

Cash flows from investing activities:
  Additions  to property and equipment                 (255,326)   (258,643)   (215,585)
  Retirements of property and equipment                  84,297      86,260      62,941
                                                      ---------   ---------   ---------
      Net cash used in investing activities            (171,029)   (172,383)   (152,644)
                                                      ---------   ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt               30,000      40,000      50,000
  Repayments of long-term debt                                -           -     (20,000)
  Proceeds from issuance of short-term debt              30,000      20,000           -
  Repayments of short-term debt                         (15,000)    (20,000)          -
  Dividends on common stock                              (4,740)     (4,201)     (3,815)
  Repurchases of common stock                            (3,941)     (9,072)     (2,471)
  Stock options exercised                                 2,188       1,335       3,051
                                                      ---------   ---------   ---------
      Net cash provided by financing activities          38,507      28,062      26,765
                                                      ---------   ---------   ---------

Net increase (decrease) in cash and cash equivalents       (545)     (6,381)        158
Cash and cash equivalents, beginning of year             15,913      22,294      22,136
                                                      ---------   ---------   ---------
Cash and cash equivalents, end of year                $  15,368   $  15,913   $  22,294
                                                      =========   =========   =========

Supplemental disclosures of cash flow information:
  Cash paid during year for:
      Interest                                        $   7,329   $   4,800   $   2,766
      Income taxes                                       13,275      26,100      13,328


The accompanying notes are an integral part of these consolidated financial statements.

                                   WERNER ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (In thousands, except share amounts)

                                                                                     Total
                                            Common  Paid-In  Retained  Treasury  Stockholders'
                                             Stock  Capital  Earnings   Stock       Equity
                                            ------ --------  --------  --------  -------------
BALANCE, December 31, 1996                   $387  $101,528  $251,976  $ (5,520)   $348,371

Purchases of 158,125 shares of common stock     -         -         -    (2,471)     (2,471)
Dividends on common stock ($.08 per share)      -         -    (3,821)        -      (3,821)
Exercise of stock options, 455,695 shares       -     3,236         -     1,425       4,661
Net income                                      -         -    48,378         -      48,378
                                             ----  --------  --------  --------    --------
BALANCE, December 31, 1997                    387   104,764   296,533    (6,566)    395,118

Purchases of 592,600 shares of common stock     -         -         -    (9,072)     (9,072)
Dividends on common stock ($.09 per share)      -         -    (4,428)        -      (4,428)
Five-for-four stock split                      96       (96)        -         -           -
Exercise of stock options, 119,391 shares       -       670         -     1,054       1,724
Net income                                      -         -    57,246         -      57,246
                                             ----  --------  --------  --------    --------
BALANCE, December 31, 1998                    483   105,338   349,351   (14,584)    440,588

Purchases of 302,600 shares of common stock     -         -         -    (3,941)     (3,941)
Dividends on common stock ($.10 per share)      -         -    (4,737)        -      (4,737)
Exercise of stock options, 198,526 shares       -       546         -     2,305       2,851
Net income                                      -         -    60,011         -      60,011
                                             ----  --------  --------  --------    --------
BALANCE, December 31, 1999                   $483  $105,884  $404,625  $(16,220)   $494,772
                                             ====  ========  ========  ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Werner Enterprises, Inc. (the Company) is a truckload transportation company operating under the jurisdiction of the Department of Transportation and various state regulatory commissions. The Company maintains a diversified freight base with no one customer or industry making up a significant percentage of the Company's receivables or revenues.


  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Werner Enterprises, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions relating to these entities have been eliminated.


  Use of Management Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  Cash and Cash Equivalents

     The  Company  considers   all  highly   liquid  investments,
purchased with a maturity of three months or less, to be cash equivalents.


  Inventories and Supplies

     Inventories  and  supplies  consist  primarily   of  revenue
equipment parts, tires, fuel and supplies and are stated at average cost.

     Tires placed on new revenue equipment are capitalized as a part of the equipment cost. Replacement tires are expensed when placed in service.


  Property, Equipment and Depreciation

     Additions and improvements to property and equipment are capitalized at cost, while maintenance and repair expenditures are charged to operations as incurred. If equipment is traded rather than sold, the cost of new equipment is recorded at an amount equal to the lower of the monetary consideration paid plus the net book value of the traded property or the fair value of the new equipment.

     Depreciation is calculated based on the cost of the asset, reduced by its estimated salvage value, using the straight line method. Accelerated depreciation methods are used for income tax purposes. The lives and salvage values assigned to certain assets for financial reporting purposes are different than for income tax purposes. For financial reporting purposes, assets are depreciated over the estimated useful lives of 30 years for buildings and improvements, 5 to 10 years for revenue equipment and 3 to 8 years for service equipment and other.

                    WERNER ENTERPRISES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Insurance and Claims Accruals

     Insurance and claims accruals, both current and noncurrent, reflect the estimated cost for cargo loss and damage, bodily injury and property damage (BI/PD), group health, and workers' compensation claims, including estimated loss development and loss adjustment expenses, not covered by insurance. The costs for cargo and BI/PD are included in insurance and claims expense, while the costs of group health and workers' compensation claims are included in salaries, wages and benefits expense in the Consolidated Statements of Income.

     The Company is responsible for liability up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage. The Company is also responsible for a $1,500,000 annual aggregate amount of liability for claims between $500,000 and $1,000,000, and a $1,000,000 annual aggregate amount for claims between $1,000,000 and $2,000,000. Liability in excess of these amounts is assumed by the insurance carriers in amounts which management considers adequate.

     The   Company   has  assumed  responsibility  for   workers'
compensation, maintains a $6,000,000 bond, has statutory coverage and has obtained insurance for individual claims above $500,000.

     Under  these insurance  arrangements, the Company  maintains
$9,400,000 in letters of credit, as of December 31, 1999.


  Revenue Recognition

     The Consolidated Statements of Income reflect recognition of operating revenues and related direct costs when the shipment is delivered.


  Income Taxes

     The Company uses the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109 in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


  Common Stock and Earnings Per Share

     The Company computes and presents earnings per share (EPS) in accordance with SFAS No. 128 "Earnings per Share". The difference between the Company's weighted average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options for all periods presented. There are no differences in the numerator of the Company's computations of basic and diluted EPS for any period presented.


  Reclassifications

     Certain  amounts  in  prior years'  consolidated   financial
statements have been reclassified to conform to the current year presentation.

                    WERNER ENTERPRISES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(2)--LONG-TERM DEBT
     Long-term debt consists of the following at December 31 (in thousands):

                                                              1999       1998
                                                            --------   --------
Notes payable to banks under committed credit facilities    $ 95,000   $ 50,000
6.55% Series A Senior Notes, due November 2002                20,000     20,000
6.02% Series B Senior Notes, due November 2002                10,000     10,000
5.52% Series C Senior Notes, due December 2003                20,000     20,000
                                                            --------   --------
                                                             145,000    100,000
Less short-term debt                                         (25,000)         -
                                                            --------   --------
Long-term debt                                              $120,000   $100,000
                                                            ========   ========


     The notes payable to banks under committed credit facilities bear variable interest (6.6% at December 31, 1999) based on the London Interbank Offered Rate (LIBOR), and these credit facilities mature at various dates from June 2000 to September 2001. The Company has an additional $20 million of short-term credit facilities with banks which bear variable interest based on LIBOR, on which no borrowings were outstanding at December 31, 1999. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of indebtedness to total capitalization. The Company was in compliance with these covenants at December 31, 1999.

     The aggregate future maturities of long-term and short-term debt by year consist of the following at December 31, 1999 (in thousands):

               2000                         $ 25,000
               2001                           70,000
               2002                           30,000
               2003                           20,000
               2004                                -
                                            --------
                                            $145,000
                                            ========


     The  carrying  amount   of  the  Company's  long-term   debt
approximates fair value due to the duration of the notes and their interest rates.


(3)--LEASES

     The Company leases certain revenue equipment under operating
leases.   At December 31, 1999, the future minimum lease payments
under non-cancelable revenue equipment operating leases are as follows (in thousands):


               2000                           $3,732
               2001                            3,732
               2002                            3,219
               2003                               63
               2004                                -


     Rental  expense  under   non-cancelable  revenue   equipment
operating leases was $596 (in thousands) in 1999 and was $0 in 1998 and 1997.

                    WERNER ENTERPRISES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(4)--INCOME TAXES

     Income tax expense consists of the following (in thousands):

                                     1999      1998      1997
                                   -------   -------   -------
     Current
      Federal                      $11,787   $17,186   $15,217
      State                          2,800     3,200     3,000
                                   -------   -------   -------
                                    14,587    20,386    18,217
                                   -------   -------   -------
     Deferred
      Federal                       19,112    12,378     8,017
      State                          3,088     2,322     1,483
                                   -------   -------   -------
                                    22,200    14,700     9,500
                                   -------   -------   -------
     Total income tax expense      $36,787   $35,086   $27,717
                                   =======   =======   =======

     The effective income tax rate differs from the federal corporate tax rate of 35% in 1999, 1998, and 1997 as follows (in thousands):

                                     1999      1998      1997
                                   -------   -------   -------
     Tax at statutory rate         $33,879   $32,316   $26,633
     State income taxes, net of
       federal tax benefits          3,827     3,589     2,914
     Favorable  settlement of
       income tax issues                 -         -    (2,000)
     Income tax credits               (691)     (536)     (564)
     Other, net                       (228)     (283)      734
                                   -------   -------   -------
                                   $36,787   $35,086   $27,717
                                   =======   =======   =======

     At  December   31,  deferred  tax  assets  and   liabilities
consisted of the following (in thousands):

                                               1999      1998
                                            --------  --------
     Deferred tax assets:
     Insurance and claims accruals          $ 22,715  $ 20,962
     Allowance for uncollectible accounts        874       693
     Other                                     3,266     2,717
                                            --------  --------
                                            $ 26,855  $ 24,372
                                            ========  ========

     Deferred tax liabilities:
     Property and equipment                 $142,312  $118,337
     Prepaid expenses                          5,982     5,408
     Other                                       661       527
                                            --------  --------
                                            $148,955  $124,272
                                            ========  ========


                    WERNER ENTERPRISES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(5)--STOCK OPTION AND EMPLOYEE BENEFIT PLANS

  Stock Option Plan

     The Company's Stock Option Plan (the Stock Option Plan) is a nonqualified plan that provides for the grant of options to management employees. Options are granted at prices equal to the market value of the common stock on the date the option is granted.

     Options granted become exercisable in installments from six to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is
3,750,000 shares. The Board of Directors has unanimously approved and recommended that the stockholders consider and approve an amendment to increase the maximum number of shares that may be optioned or sold under the Stock Option Plan by 5,000,000 shares. If a quorum exists at the May 9, 2000 Annual Meeting of Stockholders, and if the votes cast favoring the Plan Amendment exceed the votes cast opposing the Plan Amendment, the maximum number of shares that may be optioned or sold under the Stock Option Plan will be increased to 8,750,000. In December
1999, options for 623,700 shares were granted subject to stockholder approval of the Amendment. If the Amendment is not approved by the stockholders, the 623,700 options granted will be canceled.

     At December 31, 1999, no shares were available for granting further options. If the Amendment to the Stock Option Plan is approved by the stockholders, there would then be 4,397,324 shares available for granting further options. At December 31, 1999, 1998, and 1997, options for 669,178, 522,295, and 409,005 shares with weighted average exercise prices of $12.62, $11.43, and $11.35 were exercisable, respectively.

     The following table summarizes Stock Option Plan activity for the three years ended December 31, 1999:

                                             Options Outstanding
                                        ------------------------------
                                                          Weighted-
                                                           Average
                                          Shares        Exercise Price
                                        ---------       --------------
        Balance, December 31, 1996      1,512,858           $ 9.85
          Options granted                 563,125            16.10
          Options exercised              (455,695)            6.69
          Options canceled                (39,169)           11.04
                                        ---------
        Balance, December 31, 1997      1,581,119            12.95
          Options granted                  86,250            16.66
          Options exercised              (119,391)           11.18
          Options canceled                (22,998)           13.01
                                        ---------
        Balance, December 31, 1998      1,524,980            13.30
          Options granted               1,419,510            12.52
          Options exercised              (198,526)           11.02
          Options canceled                (20,001)           15.03
                                        ---------
        Balance, December 31, 1999      2,725,963            13.05
                                        =========

                    WERNER ENTERPRISES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     The  following  tables   summarize information  about  stock
options outstanding and exercisable at December 31, 1999:


                                            Options Outstanding
                                      --------------------------------
                                         Weighted-
                                          Average         Weighted-
           Range of        Number        Remaining         Average
        Exercise Prices  Outstanding  Contractual Life  Exercise Price
        ---------------- -----------  ----------------  --------------
        $4.73                 1,413       .4 years          $ 4.73
        $10.46 to $13.25  2,020,737      8.1 years           11.95
        $14.94 to $20.50    703,813      8.1 years           16.20
                          ---------
                          2,725,963      8.1 years           13.05
                          =========


                                            Options Exercisable
                                        ------------------------------
                                                          Weighted-
                                                           Average
           Range of                       Number          Exercise
        Exercise Prices                 Exercisable         Price
        ----------------                -----------     --------------
        $4.73                                1,413          $ 4.73
        $10.46 to $13.25                   524,057           11.64
        $14.94 to $20.50                   143,708           16.24
                                           -------
                                           669,178           12.62
                                           =======


     The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. SFAS No. 123 "Accounting for Stock-Based Compensation" requires pro forma disclosure of net income and earnings per share had the estimated fair value of option grants on their grant date been charged to salaries, wages and benefits. If the fair value based method of SFAS 123 had been applied for 1999, 1998, and 1997, compensation expense related to stock options and the effect on net income and earnings per share would not have been significant. The fair value of the options granted during 1999, 1998, and 1997 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.5 percent in 1999, 5.5 percent in 1998, and 6 percent in 1997; dividend yield of 0.5 percent; expected life of 7.0 years in 1999 and 5.5 years in 1998 and 1997; and volatility of 30 percent. The weighted-average fair value of options granted during 1999, 1998, and 1997 was $5.56, $6.16, and $6.11 per share, respectively.


  Employee Stock Purchase Plan

     Employees meeting certain eligibility requirements may participate in the Company's Employee Stock Purchase Plan (the Purchase Plan). Eligible participants designate the amount of regular payroll deductions and/or single annual payment, subject to a yearly maximum amount, that is used to purchase shares of the Company's common stock on the Over-The-Counter Market subject to the terms of the Purchase Plan. The Company contributes an amount equal to 15% of each participant's contributions under the Purchase Plan. Company contributions for the Purchase Plan were $104,304, $100,045, and $85,062 for 1999, 1998, and 1997,
respectively. Interest accrues on Purchase Plan contributions at a rate of 5.25%. The broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan are paid by the Company.

                    WERNER ENTERPRISES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  401(k) Retirement Savings Plan

     The Company has an Employees' 401(k) Retirement Savings Plan (the 401(k) Plan). Employees are eligible to participate in the 401(k) Plan if they have been continuously employed with the Company or its subsidiaries for six months or more. The Company matches a portion of the amount each employee contributes to the 401(k) Plan. It is the Company's intention, but not its obligation, that the Company's total annual contribution for employees will equal 2 1/2 percent of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes Company 401(k) Plan contributions and administrative expenses of $1,364,254, $1,191,372, and $1,014,633 for 1999, 1998, and 1997,
respectively.


(6)--COMMITMENTS AND CONTINGENCIES

     The Company has committed to approximately $132 million of net capital expenditures, which is a portion of its estimated
2000 capital expenditures.

     The Company is involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not have a material effect on the financial condition of the Company.


(7)--SEGMENT INFORMATION

     The following disclosure is pursuant to SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which requires public companies to disclose certain information about reportable operating segments. The Company operates in one reportable segment - Truckload transportation services. The reportable Truckload segment consists of five operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. The Medium- to Long-Haul Van fleet transports a variety of consumer, non-durable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional Short-Haul fleet provides comparable truckload van service within five geographic regions. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. The Dedicated Services fleet provides truckload services required by a specific company, plant or distribution center. The Company's Logistics division, which provides customers with transportation management, mode selection, routing, and brokerage, is not reportable under the quantitative thresholds of SFAS No. 131.

     Operating revenues from external customers for the Company's major service categories were as follows (in thousands):

                                   1999         1998        1997
                                ----------    --------    --------
     Truckload                  $  991,954    $821,596    $728,140
     Logistics and other            60,379      41,821      43,955
                                ----------    --------    --------
     Total operating revenues   $1,052,333    $863,417    $772,095
                                ==========    ========    ========


                    WERNER ENTERPRISES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

     Substantially all of the Company's revenues are generated within the United States or from North American shipments with origins or destinations in the United States. No one customer accounts for more than 10% of the Company's revenues.


(8)--SUBSEQUENT EVENT

     On March 14, 2000, the Company, along with five other large transportation companies, announced the intent to merge their logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace.com. The consummation of the transaction is dependent upon receiving approval of federal and, perhaps, state regulators regarding antitrust issues and other laws. The Company will invest $5
million   in   cash  and  will  have  a  16%  equity   stake   in
Transplace.com.


(9)--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


(In thousands, except per share amounts)
                           First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                           -------------  --------------  -------------  --------------
1999:
Operating revenues           $240,980        $260,646        $270,144       $280,563
Operating income               21,243          29,691          28,841         22,426
Net income                     12,622          17,576          16,977         12,836
Diluted earnings per share        .27             .37             .36            .27

1998:
Operating revenues           $199,707        $211,678        $219,715       $232,317
Operating income               18,143          25,042          26,499         25,927
Net income                     10,873          15,012          15,915         15,446
Diluted earnings per share        .23             .31             .33            .33


ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     During the second quarter of 1999, the Company solicited and received formal proposals for accounting and tax services from several accounting firms. Effective June 10, 1999, the Company
(a) engaged KPMG LLP as independent accountants and (b) dismissed Arthur Andersen LLP ("AA LLP") as independent accountants. The decision to change accountants was approved by the Company's Board of Directors.

     The  reports  of   AA  LLP for the  past  two  fiscal  years
contained no adverse opinion, disclaimer of opinion, or opinion that was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Company's two most recent fiscal years and subsequent interim periods preceding the effective date of the change in accountants there were no:

1) disagreements between the Company and AA LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AA LLP, would have caused them to make reference to the subject matter of the disagreements in their reports.

2) reportable events involving AA LLP that would have required disclosure under Item 304(a)(1)(v) of Regulation S-K.

3) consultations between the Company and KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and
     (ii) of Regulation S-K.



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


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Financial Statements and Schedules.

     (1)  Financial Statements:  See Part II, Item 8 hereof.

                                                             Page
                                                             ----
     Report of Independent Public Accountants                 12
     Consolidated Statements of Income                        13
     Consolidated Balance Sheets                              14
     Consolidated Statements of Cash Flows                    15
     Consolidated Statements of Stockholders' Equity          16
     Notes to Consolidated Financial Statements               17

     (2) Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

                                                             Page
                                                             ----
     Schedule II-Valuation and Qualifying Accounts            28

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated
Financial Statements or Notes thereto.

     (3) Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report on Form
          10-K (see Exhibit Index on page 29).

(b)  Reports on Form 8-K:

     A report on Form 8-K, filed October 19, 1999, regarding a news release on October 14, 1999, announcing the Company's operating revenues and earnings for the third quarter ended
September 30, 1999.

     A report on Form 8-K filed November 23, 1999, regarding a news release on November 23, 1999, announcing that higher fuel prices are affecting the Company's fourth quarter 1999 earnings.

                           SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2000.

                               WERNER ENTERPRISES, INC.

                               By:  /s/ John J. Steele
                                    -----------------------------
                                    John J. Steele
                                    Vice President, Treasurer and
                                    Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


      Signature                    Position                   Date
      ---------                    --------                   ----

/s/ Clarence L. Werner    Chairman of the Board, Chief   March 27, 2000
-----------------------    Executive Officer
Clarence L. Werner         and Director


/s/ Gary L. Werner        Vice Chairman and              March 27, 2000
-----------------------    Director
Gary L. Werner


/s/ Curtis G. Werner      Vice Chairman - Corporate      March 27, 2000
-----------------------    Development and Director
Curtis G. Werner


/s/ Gregory L. Werner     President, Chief Operating     March 27, 2000
-----------------------    Officer and Director
Gregory L. Werner


/s/ John J. Steele        Vice President, Treasurer and  March 27, 2000
-----------------------    Chief Financial Officer
John J. Steele


/s/ James L. Johnson      Corporate Secretary and        March 27, 2000
-----------------------    Controller
James L. Johnson


/s/ Irving B. Epstein     Director                       March 27, 2000
-----------------------
Irving B. Epstein


/s/ Martin F. Thompson    Director                       March 27, 2000
-----------------------
Martin F. Thompson


/s/ Gerald H. Timmerman   Director                       March 27, 2000
-----------------------
Gerald H. Timmerman


/s/ Donald W. Rogert      Director                       March 27, 2000
-----------------------
Donald W. Rogert


/s/ Jeffrey G. Doll       Director                       March 27, 2000
-----------------------
Jeffrey G. Doll


                                   SCHEDULE II

                            WERNER ENTERPRISES, INC.


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)




                                  Balance at   Charged to   Write-Off   Balance at
                                 Beginning of  Costs and   of Doubtful    End of
                                    Period      Expenses    Accounts      Period
                                 ------------  ----------  -----------  ----------
Year ended December 31, 1999:
Allowance for doubtful accounts     $2,933        $606        $303        $3,236
                                    ======        ====        ====        ======

Year ended December 31, 1998:
Allowance for doubtful accounts     $3,126        $206        $399        $2,933
                                    ======        ====        ====        ======

Year ended December 31, 1997:
Allowance for doubtful accounts     $3,359        $206        $439        $3,126
                                    ======        ====        ====        ======


                          EXHIBIT INDEX




Exhibit                                   Page Number or Incorporated
Number          Description                     by Reference to
-------         -----------                     ---------------

3(i)(A)    Revised and Amended    Exhibit 3 to Registration Statement on Form
           Articles of            S-1 Registration No. 33-5245
           Incorporation

3(i)(B)    Articles of Amendment  Exhibit 3(i) to the Company's report on
           to Articles of         Form 10-Q for the quarter ended May 31,
           Incorporation          1994

3(i)(C)    Articles of Amendment  Exhibit 3(i) to the Company's report on
           to Articles of         Form 10-K for the year ended December 31,
           Incorporation          1998

3(ii)      Revised and Amended    Exhibit 3(ii) to the Company's report on
           By-Laws                Form 10-K for the year ended December 31,
                                  1994

10         Amended and Restated   Exhibit 10 to the Company's report on Form
           Stock Option Plan      10-Q for the quarter ended May 31, 1994

11         Statement Re:          Filed herewith
           Computation of Per
           Share Earnings

21         Subsidiaries of the    Filed herewith
           Registrant

23.1       Consent of KPMG LLP    Filed herewith

23.2       Consent of Arthur      Filed herewith
           Andersen LLP

27         Financial Data         Filed herewith
           Schedule

99         Report of Independent  Filed herewith
           Public Accountants of
           Arthur Andersen LLP
