Form 10-Q
period 2000-03-31
WERNER ENTERPRISES INC
filed 2000-05-15
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended                                Commission file number
March 31, 2000                                                      0-14690


                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)


NEBRASKA                                                         47-0648386
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                  68145-0308                  (402) 895-6640
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


                        YES   [X]        NO   [   ]


      As of April 30, 2000, 47,057,862 shares of the registrant's common stock, par value $.01 per share, were outstanding.

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

     Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


Consolidated Statements of Income for the
   Three Months Ended March 31, 2000 and 1999                        Page 3

Consolidated Condensed Balance Sheets as of
   March 31, 2000 and December 31, 1999                              Page 4

Consolidated Statements of Cash Flows for the
   Three Months Ended March  31, 2000 and 1999                       Page 5

Notes to Consolidated Financial Statements as of March 31, 2000      Page 6

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME



                                                     Three Months Ended
(In thousands, except per share amounts)                  March 31
--------------------------------------------------------------------------
                                                     2000          1999
--------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                               $ 291,379       $ 240,980
                                                 -------------------------

Operating expenses:
   Salaries, wages and benefits                    103,312          89,321
   Fuel                                             31,209          14,008
   Supplies and maintenance                         25,312          20,138
   Taxes and licenses                               21,462          19,766
   Insurance and claims                              6,980           9,390
   Depreciation                                     26,321          23,535
   Rent and purchased transportation                57,027          42,327
   Communications and utilities                      3,686           3,099
   Other                                            (2,465)         (1,847)
                                                 -------------------------
      Total operating expenses                     272,844         219,737
                                                 -------------------------

Operating income                                    18,535          21,243
                                                 -------------------------

Other expense (income):
   Interest expense                                  2,235           1,198
   Interest income                                    (447)           (330)
   Other                                               105              17
                                                 -------------------------
      Total other expense                            1,893             885
                                                 -------------------------

Income before income taxes                          16,642          20,358

Income taxes                                         6,324           7,736
                                                 -------------------------

Net income                                       $  10,318       $  12,622
                                                 =========================

Average common shares outstanding                   47,092          47,327
                                                 =========================

Basic earnings per share                         $     .22       $     .27
                                                 =========================

Diluted shares outstanding                          47,251          47,570
                                                 =========================

Diluted earnings per share                       $     .22       $     .27
                                                 =========================

Dividends declared per share                     $    .025       $    .025
                                                 =========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                     March 31    December 31
--------------------------------------------------------------------------
                                                     2000          1999
--------------------------------------------------------------------------
                                                  (Unaudited)

ASSETS


Current assets:
   Cash and cash equivalents                     $  16,409       $  15,368
   Accounts receivable, net                        130,733         127,211
   Other receivables                                14,852          11,217
   Prepaid taxes, licenses and permits              10,283          12,423
   Other current assets                             23,861          22,608
                                                 -------------------------
      Total current assets                         196,138         188,827
                                                 -------------------------

Property and equipment                             957,087         970,609
Less - accumulated depreciation                    266,735         262,557
                                                 -------------------------
      Property and equipment, net                  690,352         708,052
                                                 -------------------------

Notes receivable                                     1,423               -
                                                 -------------------------

                                                 $ 887,913       $ 896,879
                                                 =========================


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                              $  30,901       $  35,686
   Short-term debt                                   5,000          25,000
   Insurance and claims accruals                    33,197          32,993
   Accrued payroll                                  13,925          11,846
   Other current liabilities                        19,609          15,681
                                                 -------------------------
      Total current liabilities                    102,632         121,206
                                                 -------------------------

Long-term debt                                     120,000         120,000

Insurance, claims and other long-term accruals      30,301          30,301

Deferred income taxes                              133,180         130,600

Stockholders' equity                               501,800         494,772
                                                 -------------------------

                                                 $ 887,913       $ 896,879
                                                 =========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
(In thousands)                                            March 31
--------------------------------------------------------------------------
                                                     2000          1999
--------------------------------------------------------------------------
                                                        (Unaudited)

Cash flows from operating activities:
   Net income                                    $  10,318       $  12,622
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                   26,321          23,535
     Deferred income taxes                           2,580           3,155
     Gain on disposal of operating equipment        (2,787)         (2,191)
     Tax benefit from exercise of stock options          3              77
     Changes in certain working capital items:
       Accounts receivable, net                     (3,522)        (12,929)
       Prepaid expenses and other current assets    (2,748)          1,993
       Accounts payable                             (4,785)          4,064
       Other current liabilities                     6,208           9,220
                                                 -------------------------
     Net cash provided by operating activities      31,588          39,546
                                                 -------------------------

Cash flows from investing activities:
   Additions to property and equipment             (32,563)        (75,943)
   Proceeds from sales of property and equipment    25,306          15,761
                                                 -------------------------
     Net cash used in investing activities          (7,257)        (60,182)
                                                 -------------------------

Cash flows from financing activities:
   Proceeds from issuance of short-term debt             -          20,000
   Repayments of short-term debt                   (20,000)              -
   Dividends on common stock                        (1,180)         (1,183)
   Repurchases of common stock                      (2,113)              -
   Stock options exercised                               3             273
                                                 -------------------------
     Net cash provided by (used in) financing
      activities                                   (23,290)         19,090
                                                 -------------------------

Net increase (decrease) in cash and cash
 equivalents                                         1,041          (1,546)
Cash and cash equivalents, beginning of period      15,368          15,913
                                                 -------------------------

Cash and cash equivalents, end of period         $  16,409       $  14,367
                                                 =========================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                      $   1,844       $   1,589
   Income taxes                                  $   1,323       $     752

Supplemental schedule of non-cash investing
 activities:
   Notes receivable issued upon sale of
    revenue equipment                            $   1,423       $       -


                         WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Long-Term Debt

     Long-term debt consists of the following (in thousands):

<TABLE
[CAPTION]
                                                   March 31    December 31
                                                     2000          1999
                                                 ----------    -----------

  [S]                                             [C]           [C]
  Notes payable to banks under committed credit
    facilities                                    $  75,000     $  95,000
  6.55% Series A Senior Notes, due November 2002     20,000        20,000
  6.02% Series B Senior Notes, due November 2002     10,000        10,000
  5.52% Series C Senior Notes, due December 2003     20,000        20,000
                                                  ---------     ---------
                                                    125,000       145,000
  Less short-term debt                               (5,000)      (25,000)
                                                  ---------     ---------
  Long-term debt                                  $ 120,000     $ 120,000
                                                  =========     =========

[/TABLE]

     The notes payable to banks under committed credit facilities bear variable interest (6.4% at March 31, 2000) based on the London Interbank Offered Rate (LIBOR) and mature at various dates from June 2000 to September 2001. The Company has an additional $40 million of short-term and $5 million of long-term credit facilities with banks which bear variable interest based on LIBOR, on which no borrowings were outstanding at March 31, 2000. The Company is completing new agreements with three lending institutions to extend or expand its existing committed credit facilities. These arrangements are expected to be finalized during the second quarter of 2000.

(2)  Commitments

     As of March 31, 2000, the Company has commitments for capital expenditures of approximately $122 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report contains forward-looking statements which are based on information currently available to the Company's management. Actual results could differ materially from those anticipated in forward-looking statements as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Financial Condition:

     During the three months ended March 31, 2000, the Company generated cash flow from operations of $31.6 million. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $7.3 million, repay $20.0 million of debt, repurchase common stock of $2.1 million, and pay common stock dividends of $1.2 million. If the Company continues to grow at its current rate (as described below), additional financing activities may occur. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

     The Company's debt to equity ratio at March 31, 2000 was 24.9%, compared with 29.3% at December 31, 1999. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 19.9% at March 31, 2000 compared to 22.7% at December 31, 1999.

Results of Operations:

Three Months Ended March 31, 2000 and 1999
------------------------------------------

     Operating revenues increased 21% for the three months ended March 31, 2000, compared to the same period of the prior year, due in part to a 12% increase in the average number of tractors in service. Average tractors in service increased from 6,354 in first quarter 1999 to 7,127 in first quarter 2000. Over the past two quarters, the Company has focused its efforts more on obtaining rate increases and improving fuel surcharge reimbursements than on growth. As a result, revenue per mile, excluding fuel surcharges, increased 2.4% and revenue per mile, including fuel surcharges, increased 6.1% compared to first quarter of 1999. A shift in the mix of freight between fleets in the truckload division, which decreased the average trip length by 1.7%, also contributed to the increased revenue per mile. Revenue per mile tends to increase as length of haul decreases. A $3.5 million increase in revenues from logistics and other non-trucking transportation services also contributed to the overall increase in operating revenues.

     Operating expenses, expressed as a percentage of operating revenues, were 93.6% for the three months ended March 31, 2000, compared to 91.2% for the three months ended March 31, 1999. The Company's increase in logistics and other non-trucking transportation services, and an increase in owner-operator miles as a percentage of total miles (19.6% in first quarter 2000 compared to 16.8% in first quarter 1999), contributed to a shift in costs to the rent and purchased transportation expense category from several other expense categories, as described on the following page. Owner-operators are independent contractors who supply their own tractor and driver, and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes.

     On March 14, 2000, the Company announced that it had signed a letter of intent to join five other large transportation companies and merge their logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace.com. Transplace.com will offer a Web-enabled transportation platform to bring together shippers and carriers to collaborate on their transportation logistics planning and execution in the most efficient and effective manner. Transplace.com is developing programs for the cooperative purchasing of products, supplies and services with the goal of lowering the costs of member carriers. It is expected that Werner Enterprises will transfer its existing logistics business to Transplace.com during third quarter 2000. The transfer will result in a decrease in logistics and other non-trucking revenue and corresponding purchased transportation expense. This transfer is not expected to materially impact the earnings of Werner Enterprises during the year 2000.

     Salaries, wages and benefits decreased from 37.1% to 35.5% of revenues due primarily to the increase in logistics and other non-trucking revenues and more owner-operator miles. At times, there have been shortages of drivers in the trucking industry, particularly the medium-to-long haul segment. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased from 5.8% to 10.7% of revenues due mainly to significantly higher average fuel prices during the quarter compared to the same quarter of the prior year. The average cost of fuel, excluding fuel taxes, was 118% higher in first quarter 2000 compared to first quarter
1999. The increase was partially offset by increases in non-trucking revenues and owner-operator miles. The Company's customer fuel surcharge reimbursement programs recovered approximately 60% of the increased fuel cost during first quarter 2000. A portion of the fuel expense increase was not recovered during first quarter 2000 due to several factors, including: the fuel price levels which determine when fuel surcharges are collected, unreimbursed empty miles between freight shipments, unreimbursed out-of-route miles caused in part by driver home time needs, and the unreimbursed costs of truck idling. Management has focused its efforts on improving the amount and percentage of fuel surcharge reimbursement. The Company cannot predict whether higher fuel price levels will continue or the extent to which fuel surcharges could be collected from customers to offset such increases. If fuel prices remain at elevated levels, the Company's operating results for 2000 and beyond will be adversely impacted to the extent the higher costs are not recovered from customers.

     Supplies and maintenance increased from 8.4% to 8.7% of revenues primarily due to higher tractor and trailer maintenance costs, partially offset by the increase in logistics and other non-trucking revenues and more owner-operator miles. Taxes and licenses decreased from 8.2% to 7.4% of revenues due in part to the increase in logistics and other non-trucking revenues and more owner-operator miles. Insurance and claims decreased from 3.9% to 2.4% of revenues due to favorable claims experience and from milder winter weather conditions during the first quarter of 2000 compared to the same quarter last year.

     Depreciation decreased from 9.8% to 9.0% of revenues due to increases in non-trucking revenues and owner-operator tractors as a percentage of total tractors and leased tractors. Rent and purchased transportation increased from 17.6% to 19.6% of revenues due primarily to the Company's increase in logistics and other non-trucking transportation services, owner-operator miles as a percentage of total miles, and rent expense associated with tractors under operating leases. Interest expense increased from .5% to .8% of revenues due to higher average debt outstanding and slightly higher interest rates on the Company's variable rate debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

     The Company had $75 million of variable rate debt at March 31, 2000. The interest rates on the variable rate debt are based on the London Interbank Offered Rate (LIBOR). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $750,000.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. As of March 31, 2000, the Company has implemented customer fuel surcharges with a majority of its revenue base to offset a portion of the higher fuel cost per gallon. The Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges can be collected to offset such increases. As of
March 31, 2000, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

                                  PART II

                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit                                                     Incorporated
     Number                   Description                       by Reference to
     -------                  -----------                       ---------------

       11     Statement Re:  Computation of Per Share Earnings   Filed herewith

       27     March 31, 2000 Financial Data Schedule             Filed herewith


(b)  Reports on Form 8-K.

     A report on Form 8-K, filed January 25, 2000, regarding a news release on January 20, 2000, announcing the Company's operating revenues and earnings for the fourth quarter and year ended December 31, 1999.

     A report on Form 8-K, filed March 14, 2000, regarding a news release on March 14, 2000, announcing that six of the nation's largest transportation companies-Covenant Transport, Inc.; J. B. Hunt Transport Services, Inc.; M. S. Carriers, Inc.; Swift Transportation Co., Inc.; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc.-are merging their logistics businesses in a new Internet venture, Transplace.com.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WERNER ENTERPRISES, INC.



Date:     May 15, 2000              By:  /s/ John J. Steele
      ---------------------              ----------------------------------
                                         John J. Steele
                                         Vice President, Treasurer and
                                         Chief Financial Officer



Date:     May 15, 2000              By:  /s/ James L. Johnson
      ---------------------              ----------------------------------
                                         James L. Johnson
                                         Corporate Secretary and Controller