Form 10-Q
period 2000-06-30
WERNER ENTERPRISES INC
filed 2000-08-14
CIK 793074

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                                 Commission file number
June 30, 2000                                                        0-14690


                          WERNER ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)


NEBRASKA                                                          47-0648386
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                  68145-0308                   (402) 895-6640
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


                        YES   [X]        NO   [   ]


      As of July 31, 2000, 47,065,733 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q

                                                                       PAGE
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

      Consolidated Statements of Income for the Three Months Ended
      June 30, 2000 and 1999                                             3

      Consolidated Statements of Income for the Six Months Ended
      June 30, 2000 and 1999                                             4

      Consolidated Condensed Balance Sheets as of June 30, 2000
      and December 31, 1999                                              5

      Consolidated Statements of Cash Flows for the Six Months Ended
      June 30, 2000 and 1999                                             6

      Notes to Consolidated Financial Statements as of June 30, 2000     7

Item 2 - Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                          8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk     11


PART II - OTHER INFORMATION
Items 1, 2, 3 and 5 - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders            12

Item 6 - Exhibits and Reports on Form 8-K                               13


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

     Operating results for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                   June 30
--------------------------------------------------------------------------
                                                    2000            1999
--------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                               $ 307,242       $ 260,646
                                                 -------------------------

Operating expenses:
   Salaries, wages and benefits                    107,540          95,246
   Fuel                                             31,839          18,211
   Supplies and maintenance                         26,327          21,025
   Taxes and licenses                               22,186          19,838
   Insurance and claims                              8,224           7,881
   Depreciation                                     26,794          24,656
   Rent and purchased transportation                59,338          43,856
   Communications and utilities                      3,475           3,411
   Other                                              (899)         (3,169)
                                                 -------------------------
      Total operating expenses                     284,824         230,955
                                                 -------------------------

Operating income                                    22,418          29,691
                                                 -------------------------

Other expense (income):
   Interest expense                                  1,978           1,645
   Interest income                                    (625)           (343)
   Other                                               235              40
                                                 -------------------------
      Total other expense                            1,588           1,342
                                                 -------------------------

Income before income taxes                          20,830          28,349

Income taxes                                         7,915          10,773
                                                 -------------------------

Net income                                       $  12,915       $  17,576
                                                 =========================

Average common shares outstanding                   47,061          47,374
                                                 =========================

Basic earnings per share                         $     .27       $     .37
                                                 =========================

Diluted shares outstanding                          47,304          47,627
                                                 =========================

Diluted earnings per share                       $     .27       $     .37
                                                 =========================

Dividends declared per share                     $    .025       $    .025
                                                 =========================

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                      Six Months Ended
(In thousands, except per share amounts)                   June 30
--------------------------------------------------------------------------
                                                    2000            1999
--------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                               $ 598,621       $ 501,626
                                                 -------------------------

Operating expenses:
   Salaries, wages and benefits                    210,852         184,567
   Fuel                                             63,048          32,219
   Supplies and maintenance                         51,639          41,163
   Taxes and licenses                               43,648          39,604
   Insurance and claims                             15,204          17,271
   Depreciation                                     53,115          48,191
   Rent and purchased transportation               116,365          86,183
   Communications and utilities                      7,161           6,510
   Other                                            (3,364)         (5,016)
                                                 -------------------------
      Total operating expenses                     557,668         450,692
                                                 -------------------------

Operating income                                    40,953          50,934
                                                 -------------------------

Other expense (income):
   Interest expense                                  4,213           2,843
   Interest income                                  (1,072)           (673)
   Other                                               340              57
                                                 -------------------------
      Total other expense                            3,481           2,227
                                                 -------------------------

Income before income taxes                          37,472          48,707

Income taxes                                        14,239          18,509
                                                 -------------------------

Net income                                       $  23,233       $  30,198
                                                 =========================

Average common shares outstanding                   47,077          47,351
                                                 =========================

Basic earnings per share                         $     .49       $     .64
                                                 =========================

Diluted shares outstanding                          47,277          47,599
                                                 =========================

Diluted earnings per share                       $     .49       $     .63
                                                 =========================

Dividends declared per share                     $    .050       $    .050
                                                 =========================

                                     4

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                     June 30     December 31
--------------------------------------------------------------------------
                                                    2000           1999
--------------------------------------------------------------------------
                                                 (Unaudited)

ASSETS


Current assets:
   Cash and cash equivalents                     $  17,700       $  15,368
   Accounts receivable, net                        133,810         127,211
   Other receivables                                12,166          11,217
   Prepaid taxes, licenses and permits               7,027          12,423
   Other current assets                             25,327          22,608
                                                 -------------------------
      Total current assets                         196,030         188,827
                                                 -------------------------

Property and equipment                             974,616         970,609
Less - accumulated depreciation                    280,240         262,557
                                                 -------------------------
      Property and equipment, net                  694,376         708,052
                                                 -------------------------

Other assets                                         3,000               -
                                                 -------------------------

                                                 $ 893,406       $ 896,879
                                                 =========================


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                              $  28,145       $  35,686
   Short-term debt                                       -          25,000
   Insurance and claims accruals                    32,805          32,993
   Accrued payroll                                  14,298          11,846
   Other current liabilities                        22,548          15,681
                                                 -------------------------
      Total current liabilities                     97,796         121,206
                                                 -------------------------

Long-term debt                                     115,000         120,000

Insurance, claims and other long-term accruals      30,301          30,301

Deferred income taxes                              136,408         130,600

Stockholders' equity                               513,901         494,772
                                                 -------------------------

                                                 $ 893,406       $ 896,879
                                                 =========================

                                     5

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
(In thousands)                                            June 30
--------------------------------------------------------------------------
                                                    2000           1999
--------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                    $  23,233       $  30,198
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                   53,115          48,191
     Deferred income taxes                           5,808           7,550
     Gain on disposal of operating equipment        (3,999)         (5,625)
     Equity in loss of unconsolidated affiliate        120               -
     Tax benefit from exercise of stock options         65             399
     Insurance claims and other long-term
       accruals                                          -             500
     Changes in certain working capital items:
       Accounts receivable, net                     (6,599)        (26,508)
       Prepaid expenses and other current assets     1,728           3,114
       Accounts payable                             (7,541)        (11,076)
       Other current liabilities                     9,151          16,392
                                                 -------------------------
    Net cash provided by operating activities       75,081          63,135
                                                 -------------------------
Cash flows from investing activities:
   Additions to property and equipment             (81,859)       (133,382)
   Proceeds from sales of property and equipment    44,013          35,953
   Investment in unconsolidated affiliate             (750)              -
   Proceeds from collection of notes receivable         36               -
                                                 -------------------------
    Net cash used in investing activities          (38,560)        (97,429)
                                                 -------------------------
Cash flows from financing activities:
   Proceeds from issuance of short-term debt             -          30,000
   Repayments of short-term debt                   (25,000)              -
   Repayments of long-term debt                     (5,000)              -
   Dividends on common stock                        (2,356)         (2,366)
   Repurchases of common stock                      (2,135)              -
   Stock options exercised                             302           1,278
                                                 -------------------------
    Net cash provided by (used in) financing
     activities                                    (34,189)         28,912
                                                 -------------------------

Net increase (decrease) in cash and cash
 equivalents                                         2,332          (5,382)
Cash and cash equivalents, beginning of period      15,368          15,913
                                                 -------------------------
Cash and cash equivalents, end of period         $  17,700       $  10,531
                                                 =========================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                      $   4,165       $   2,979
   Income taxes                                  $   1,797       $   3,947
Supplemental schedule of  non-cash investing
 activities:
   Notes receivable issued upon sale of
    revenue equipment                            $   2,406       $       -

                                     6

                         WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Other Assets

     Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace.com, LLC (TPC), in exchange for an equity interest in TPC of approximately 15%. TPC is a joint venture of six large transportation companies. Accordingly, the Company is accounting for its investment in TPC using the equity method. At June 30, 2000, other assets include a $750,000 investment in TPC less the Company's 15% equity in loss of unconsolidated affiliate of $120,000. In July 2000, the Company made an additional investment in TPC of $4,250,000 which represents the remainder of its initial investment in TPC.


(2)  Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                    June 30     December 31
                                                     2000           1999
                                                  ---------     -----------

  Notes payable to banks under committed credit
    facilities                                    $  65,000     $  95,000
  6.55% Series A Senior Notes, due November 2002     20,000        20,000
  6.02% Series B Senior Notes, due November 2002     10,000        10,000
  5.52% Series C Senior Notes, due December 2003     20,000        20,000
                                                  ---------     ---------
                                                    115,000       145,000
  Less short-term debt                                    -       (25,000)
                                                  ---------     ---------
  Long-term debt                                  $ 115,000     $ 120,000
                                                  =========     =========


      The notes payable to banks under committed credit facilities bear variable interest (7.1% at June 30, 2000) based on the London Interbank Offered Rate (LIBOR) and mature at various dates from September 2001 to May 2003. The Company has an additional $45 million of long-term credit facilities with banks which bear variable interest based on LIBOR, on which no borrowings were outstanding at June 30, 2000.


(3)  Commitments

     As of June 30, 2000, the Company has commitments for capital expenditures of approximately $99 million.

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

Financial Condition:

      During the six months ended June 30, 2000, the Company generated cash flow from operations of $75.1 million. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $37.8 million, repay $30.0 million of debt, repurchase common stock of $2.1 million, and pay common stock dividends of $2.4 million.
Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

      The Company's debt to equity ratio at June 30, 2000 was 22.4%, compared with 29.3% at December 31, 1999. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 18.3% at June 30, 2000 compared to 22.7% at December 31, 1999.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.


                                        Percentage of Operating Revenues
                                   --------------------------------------------
                                   Three Months Ended         Six Months Ended
                                        June 30                    June 30
                                     2000      1999            2000       1999
                                   ------------------         -----------------
Operating revenues                  100.0%    100.0%          100.0%     100.0%
                                   ------------------         -----------------

Operating expenses:
  Salaries, wages and benefits       35.0       36.5           35.2       36.8
  Fuel                               10.4        7.0           10.5        6.4
  Supplies and maintenance            8.6        8.1            8.6        8.2
  Taxes and licenses                  7.2        7.6            7.3        7.9
  Insurance and claims                2.7        3.0            2.5        3.4
  Depreciation                        8.7        9.5            8.9        9.6
  Rent and purchased transportation  19.3       16.8           19.4       17.2
  Communications and utilities        1.1        1.3            1.2        1.3
  Other                              (0.3)      (1.2)          (0.6)      (1.0)
                                   ------------------         -----------------
    Total operating expenses         92.7       88.6           93.2       89.8
                                   ------------------         -----------------

Operating income                      7.3       11.4            6.8       10.2
Net interest expense and other        0.5        0.5            0.6        0.5
                                   ------------------         -----------------
Income before income taxes            6.8       10.9            6.3        9.7
Income taxes                          2.6        4.1            2.4        3.7
                                   ------------------         -----------------
Net income                            4.2%       6.7%           3.9%       6.0%
                                   ==================         =================

                                     8

Three Months Ended June 30, 2000 and 1999
-----------------------------------------

     Operating revenues increased 17.9% for the three months ended June 30, 2000, compared to the same period of the prior year, due in part to an 8.5% increase in the average number of tractors in service. Average tractors in service increased from 6,701 in second quarter 1999 to 7,271 in second quarter 2000. During the past quarter, the Company focused its efforts more on obtaining rate increases and improving fuel surcharge reimbursements than on growth. As a result, revenue per mile, excluding fuel surcharges, increased 2.4% and revenue per mile, including fuel surcharges, increased 6.7% compared to second quarter of 1999. Excluding fuel surcharge revenues, trucking revenues increased 11% for the three months ended June 30, 2000 compared to the same period of the prior year. A $7.8 million increase (61% increase) in revenues from logistics and other non-trucking transportation services also contributed to the overall increase in operating revenues. This increase in revenue was due to an increase in business with existing logistics customers, as well as the startup of new logistics customers. On July 1, 2000, the Company transferred logistics business accounting for approximately $12 million of operating revenues for the three months ended June 30, 2000, to Transplace.com. See discussion of Transplace.com below.

      Operating expenses, expressed as a percentage of operating revenues, were 92.7% for the three months ended June 30, 2000, compared to 88.6% for the three months ended June 30, 1999. The Company's increase in logistics and other non-trucking transportation services, and an increase in owner-operator miles as a percentage of total miles (18.9% in second quarter 2000 compared to 17.9% in second quarter 1999), contributed to a shift in costs to the rent and purchased transportation expense category from several other expense categories, as described on the following pages. Owner-operators are independent contractors who supply their own tractor and driver, and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes.

     Werner is one of six large transportation companies that merged their logistics business units into a commonly owned, Internet-based logistics company, Transplace.com. On July 13, 2000, Transplace.com announced that operations commenced as scheduled on July 1, 2000. All six founding carriers completed the conversion of their logistics businesses effective on that date. This transaction was effected by Werner and each of the five other founding carriers contributing their transportation logistics business, related intangible assets, and $5 million of cash. Therefore, the revenues and expenses for Werner's logistics business will no longer be shown in the Company's income statements as operating revenues and operating expenses (primarily rent and purchased transportation expense), respectively, beginning with third quarter 2000. Werner will account for its approximate 15% investment in Transplace.com using the equity method of accounting. Thus, Werner will accrue its percentage share of the earnings of Transplace.com in its income statement as a non-operating item. Werner's logistics business, which will be transferred to Transplace.com, accounted for approximately 4% of total revenues in second quarter 2000.

      Salaries, wages and benefits decreased from 36.5 to 35.0% of revenues due primarily to the increase in logistics and other non-trucking revenues and more owner-operator miles as a percentage of total miles. At times, there have been shortages of drivers in the trucking industry, particularly the medium-to-long haul segment. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel increased from 7.0% to 10.4% of revenues due mainly to significantly higher average fuel prices during the quarter compared to the same quarter of the prior year. The average cost of fuel, excluding fuel taxes, was 66% higher in second quarter 2000 compared to second quarter
1999. The increase was partially offset by increases in non-trucking revenues and owner-operator miles. The Company's customer fuel surcharge reimbursement programs recovered approximately 80% of the increased fuel cost during second quarter 2000. A portion of the fuel expense increase was not recovered during second quarter 2000 due to several factors, including: the fuel price levels which determine when fuel surcharges are collected, unreimbursed empty miles between freight shipments, unreimbursed out-of-route miles caused in part by driver home time needs, and the unreimbursed costs of truck idling. Management has focused its efforts on improving the amount and percentage of fuel surcharge reimbursement. The Company cannot predict whether higher fuel price levels will continue or the extent to which fuel surcharges could be collected from customers to offset such increases. If fuel prices remain at elevated levels, the Company's operating results for 2000 and beyond will be adversely impacted to the extent the higher costs are not recovered from customers.

     Supplies and maintenance increased from 8.1% to 8.6% of revenues primarily due to higher tractor and trailer maintenance costs, partially offset by the increase in logistics and other non-trucking revenues and more owner-operator miles. Taxes and licenses decreased from 7.6% to 7.2% of revenues due in part to the increase in logistics and other non-trucking revenues and more owner-operator miles. Insurance and claims decreased from 3.0% to 2.7% of revenues due to fewer major accidents and more logistics and other non-trucking revenues during the second quarter of 2000 compared to the same quarter last year.

     Depreciation decreased from 9.5% to 8.7% of revenues due to increases in non-trucking revenues and owner-operator tractors as a percentage of total tractors and leased tractors. Rent and purchased transportation increased from 16.8% to 19.3% of revenues due primarily to the Company's increase in logistics and other non-trucking transportation services, increase in owner-operator miles as a percentage of total miles, reimbursements to owner-operators for the higher cost of fuel, and rent expense associated with tractors under operating leases. Other operating expenses changed from (1.2)% to (0.3)% of revenues due to a decrease in the number of used trucks sold by the Company and the decrease in the average gain per truck during second quarter 2000 compared to the second quarter 1999. This was due to increased inventories of new and used trucks in the marketplace and other factors that weakened the used truck market. The Company cannot predict whether the current state of the used truck market will continue. If used truck prices remain at current levels, the Company's operating results for 2000 may be adversely impacted in relation to the comparable periods of 1999.

Six Months Ended June 30, 2000 and 1999
---------------------------------------

      Operating revenues increased by 19.3% for the six months ended June 30, 2000, compared to the same period of the previous year, primarily due to a 10.3% increase in the average number of tractors. Revenue per mile, excluding fuel surcharges, increased 2.4% due primarily to rate increases. A $11.3 million increase in revenues from logistics and other non-trucking transportation services also contributed to the overall increase in operating revenues.

      Operating expenses, expressed as a percentage of operating revenues, were 93.2% for the six months ended June 30, 2000, compared to 89.8% for the same period of the previous year. The increase in logistics and other non-trucking transportation services, and an increase in owner-operator miles as a percentage of total miles (19.2% in 2000 compared to 17.4% in
1999), resulted in a shift in costs to the rent and purchased transportation expense category from several other expense categories.

      Salaries, wages and benefits decreased from 36.8% to 35.2% of revenues, primarily due to the increase in logistics and other non-trucking transportation revenues and more owner-operator miles as a percentage of total miles. Fuel increased from 6.4% to 10.5% revenues due mainly to higher fuel prices, on average, during the six months ended June 30, 2000, compared to the same period of 1999. Supplies and maintenance increased from 8.2% to 8.6% of revenues due primarily to higher tractor and trailer maintenance costs, partially offset by the increase in logistics and other non-trucking revenues and the increased percentage of owner-operator miles. Taxes and licenses decreased from 7.9% to 7.3% of revenues due primarily to the increase in logistics and other non-trucking revenues. Insurance and claims decreased from 3.4% to 2.5% of revenues due to favorable claims experience, a decreased frequency of property damage and other claims and the increase in logistics and other non-trucking revenues during the six months ended June 30, 2000. Rent and purchased transportation increased from 17.2% to 19.4% of revenues due to the increase in logistics and other non-trucking transportation services and the increase in owner-operator miles as a percentage of total miles. Depreciation decreased from 9.6% to 8.9% of revenues due to the increase in logistics and other-non-trucking revenue, more owner-operator tractors as a percentage of total tractors, leased tractors and a decrease in the percentage of open trucks. Other operating expenses changed from (1.0)% to (0.6)% of revenues due to a weaker used truck market during the six months ended June 30, 2000, which reduced the average amount of gain per truck sold and the amount of trucks sold.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

     The Company had $65 million of variable rate debt at June 30, 2000. The interest rates on the variable rate debt are based on the London Interbank Offered Rate (LIBOR). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $650,000.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. As of June 30, 2000, the Company has implemented customer fuel surcharges with a majority of its revenue base to offset a portion of the higher fuel cost per gallon. The Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges can be collected to offset such increases. As of June 30, 2000, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

                                  PART II

                             OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 9, 2000 for the purpose of electing three directors for three-year terms and voting on a proposed amendment to the Company's Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. Of the 47,042,035 shares entitled to vote, stockholders representing 45,160,100 shares (96.0%) were present in person or by proxy. The voting tabulation was as follows:

                                  Shares Voted         Shares Voted
                                     "FOR"               "ABSTAIN"
                                  ------------         ------------
      Clarence L. Werner           38,889,688            6,270,412
      Irving B. Epstein            41,345,942            3,814,158
      Jeffrey G. Doll              42,685,869            2,474,231


      The stockholders also approved the amendment to the Stock Option Plan to increase the maximum number of shares that may be optioned or sold under the Plan by 5,000,000 to a total of 8,750,000 shares. The voting tabulation was as follows:

                                    Shares Voted    Shares Voted    Shares Voted
                                       "FOR"          "AGAINST"       "ABSTAIN"
                                    ------------    ------------    ------------
      Stock Option Plan Amendment    31,981,803      10,530,590        20,594

                                     12

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit                                                     Incorporated
     Number               Description                          by Reference to
     -------              -----------                          ---------------

       2.1    Initial Subscription Agreement of               Exhibit 2.1 to the
              Transplace.com LLC, dated April 19, 2000       Company's report on
                                                                  Form 8-K filed
                                                                   July 17, 2000

       2.2    Operating Agreement of Transplace.com           Exhibit 2.2 to the
              LLC, dated April 19, 2000                      Company's report on
                                                                  Form 8-K filed
                                                                   July 17, 2000

       10     Second Amended and Restated Stock Option Plan       Filed herewith

       11     Statement Re: Computation of Per Share Earnings     Filed herewith

       27     June 30, 2000 Financial Data Schedule               Filed herewith

(b)  Reports on Form 8-K.

          (i) A report on Form 8-K, filed April 17, 2000, regarding a news release on April 14, 2000, announcing the Company's operating revenues and earnings for the first quarter ended March 31, 2000.

          (ii) A report on Form 8-K, filed May 19, 2000, regarding a news release on May 18, 2000, announcing that higher fuel prices and a weak market for the sale of used trucks are affecting the Company's second quarter 2000 earnings.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WERNER ENTERPRISES, INC.



Date:          August 14, 2000             By:  /s/ John J. Steele
       ---------------------------              -----------------------------
                                                John J. Steele
                                                Vice President, Treasurer and
                                                Chief Financial Officer



Date:          August 14, 2000             By:  /s/ James L. Johnson
       ---------------------------              -----------------------------
                                                James L. Johnson
                                                Vice President, Controller and
                                                Corporate Secretary