Form 10-Q
period 2000-09-30
WERNER ENTERPRISES INC
filed 2000-11-14
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended                                Commission file number
September 30, 2000                                                  0-14690


                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)


NEBRASKA                                                         47-0648386
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                 68145-0308                   (402) 895-6640
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


                        YES   [X]        NO   [   ]


      As of October 31, 2000, 47,006,202 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q


                                                                        PAGE
PART I - FINANCIAL INFORMATION                                          ----
Item 1 - Financial Statements

     Consolidated Statements of Income for the Three Months Ended
     September 30, 2000 and 1999                                          3

     Consolidated Statements of Income for the Nine Months Ended
     September 30, 2000 and 1999                                          4

     Consolidated Condensed Balance Sheets as of September 30, 2000
     and December 31, 1999                                                5

     Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999                                          6

     Notes to Consolidated Financial Statements as of September 30, 2000  7

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk      12


PART II - OTHER INFORMATION
Items 1, 2, 3, 4 and 5 - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K                                13


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

      Operating results for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended
(In thousands, except per share amounts)                   September 30
-----------------------------------------------------------------------------
                                                       2000            1999
-----------------------------------------------------------------------------
                                                           (Unaudited)

Operating revenues                                  $ 304,572       $ 270,144
                                                    -------------------------


Operating expenses:
   Salaries, wages and benefits                       109,283          97,830
   Fuel                                                35,237          21,600
   Supplies and maintenance                            26,895          23,027
   Taxes and licenses                                  22,563          20,467
   Insurance and claims                                 9,923           7,040
   Depreciation                                        27,811          25,415
   Rent and purchased transportation                   48,603          45,382
   Communications and utilities                         3,688           3,394
   Other                                                 (474)         (2,852)
                                                    -------------------------
      Total operating expenses                        283,529         241,303
                                                    -------------------------

Operating income                                       21,043          28,841
                                                    -------------------------
Other expense (income):
   Interest expense                                     2,043           1,731
   Interest income                                       (688)           (355)
   Other                                                 (136)             83
                                                    -------------------------
      Total other expense                               1,219           1,459
                                                    -------------------------
Income before income taxes                             19,824          27,382

Income taxes                                            7,533          10,405
                                                    -------------------------
Net income                                          $  12,291       $  16,977
                                                    =========================
Average common shares outstanding                      47,066          47,464
                                                    =========================
Basic earnings per share                            $     .26       $     .36
                                                    =========================
Diluted shares outstanding                             47,191          47,741
                                                    =========================
Diluted earnings per share                          $     .26       $     .36
                                                    =========================
Dividends declared per share                        $    .025       $    .025
                                                    =========================

                                     3

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                        Nine Months Ended
(In thousands, except per share amounts)                   September 30
-----------------------------------------------------------------------------
                                                       2000            1999
-----------------------------------------------------------------------------
                                                           (Unaudited)

Operating revenues                                  $ 903,193       $ 771,770
                                                    -------------------------

Operating expenses:
   Salaries, wages and benefits                       320,135         282,397
   Fuel                                                98,285          53,819
   Supplies and maintenance                            78,534          64,190
   Taxes and licenses                                  66,211          60,071
   Insurance and claims                                25,127          24,311
   Depreciation                                        80,926          73,606
   Rent and purchased transportation                  164,968         131,565
   Communications and utilities                        10,849           9,904
   Other                                               (3,838)         (7,868)
                                                    -------------------------
      Total operating expenses                        841,197         691,995
                                                    -------------------------

Operating income                                       61,996          79,775
                                                    -------------------------
Other expense (income):
   Interest expense                                     6,256           4,574
   Interest income                                     (1,760)         (1,028)
   Other                                                  204             140
                                                    -------------------------
      Total other expense                               4,700           3,686
                                                    -------------------------

Income before income taxes                             57,296          76,089

Income taxes                                           21,772          28,914
                                                    -------------------------
Net income                                          $  35,524       $  47,175
                                                    =========================
Average common shares outstanding                      47,073          47,389
                                                    =========================
Basic earnings per share                            $     .75       $    1.00
                                                    =========================
Diluted shares outstanding                             47,260          47,648
                                                    =========================
Diluted earnings per share                          $     .75       $     .99
                                                    =========================
Dividends declared per share                        $    .075       $    .075
                                                    =========================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                   September 30     December 31
-----------------------------------------------------------------------------
                                                     2000             1999
-----------------------------------------------------------------------------
                                                  (Unaudited)

ASSETS


Current assets:
   Cash and cash equivalents                       $   19,416       $  15,368
   Accounts receivable, net                           131,107         127,211
   Accounts receivable from unconsolidated
     affiliate                                          3,219               -
   Other receivables                                   13,637          11,217
   Prepaid taxes, licenses and permits                  3,706          12,423
   Other current assets                                29,950          22,608
                                                   --------------------------
      Total current assets                            201,035         188,827
                                                   --------------------------

Property and equipment                              1,002,222         970,609
Less - accumulated depreciation                       296,918         262,557
                                                   --------------------------
      Property and equipment, net                     705,304         708,052
                                                   --------------------------

Notes receivable                                        3,849               -

Investment in unconsolidated affiliate                  5,074               -
                                                   --------------------------
                                                   $  915,262       $ 896,879
                                                   ==========================


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                $   28,609       $  35,686
   Short-term debt                                          -          25,000
   Insurance and claims accruals                       35,378          32,993
   Accrued payroll                                     16,390          11,846
   Other current liabilities                           25,134          15,681
                                                   --------------------------
      Total current liabilities                       105,511         121,206
                                                   --------------------------

Long-term debt                                        115,000         120,000

Insurance, claims and other long-term accruals         30,301          30,301

Deferred income taxes                                 139,481         130,600

Stockholders' equity                                  524,969         494,772
                                                   --------------------------

                                                   $  915,262       $ 896,879
                                                   ==========================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
(In thousands)                                              September 30
-----------------------------------------------------------------------------
                                                       2000            1999
-----------------------------------------------------------------------------
                                                            (Unaudited)

Cash flows from operating activities:
   Net income                                       $  35,524       $  47,175
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                      80,926          73,606
     Deferred income taxes                              8,881          11,794
     Gain on disposal of operating equipment           (4,856)         (8,842)
     Equity in income of unconsolidated affiliate         (74)              -
     Tax benefit from exercise of stock options            66             659
     Insurance claims and other long-term
       accruals                                             -             500
     Changes in certain working capital items:
       Accounts receivable, net                        (3,896)        (40,727)
       Prepaid expenses and other current assets       (4,264)          3,044
       Accounts payable                                (7,077)         (5,872)
       Other current liabilities                       16,372          18,595
                                                    -------------------------
    Net cash provided by operating activities         121,602          99,932
                                                    -------------------------

Cash flows from investing activities:
   Additions to property and equipment               (129,625)       (188,157)
   Proceeds from sales of property and equipment       52,330          57,080
   Investment in unconsolidated affiliate              (5,000)              -
   Proceeds from collection of notes receivable           124               -
                                                    -------------------------
    Net cash used in investing activities             (82,171)       (131,077)
                                                    -------------------------

Cash flows from financing activities:
   Proceeds from issuance of short-term debt                -          30,000
   Repayments of short-term debt                      (25,000)        (15,000)
   Proceeds from issuance of long-term debt            10,000          20,000
   Repayments of long-term debt                       (15,000)              -
   Dividends on common stock                           (3,533)         (3,552)
   Repurchases of common stock                         (2,135)              -
   Stock options exercised                                285           2,151
                                                    -------------------------
    Net cash provided by (used in) financing
     activities                                       (35,383)         33,599
                                                    -------------------------

Net increase in cash and cash equivalents               4,048           2,454
Cash and cash equivalents, beginning of period         15,368          15,913
                                                    -------------------------
Cash and cash equivalents, end of period            $  19,416       $  18,367
                                                    =========================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                         $   5,949       $   5,098
   Income taxes                                     $   3,915       $  11,158
Supplemental schedule of  non-cash investing
 activities:
   Notes receivable issued upon sale of revenue
    equipment                                       $   3,973       $       -


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Investment in Unconsolidated Affiliate

     Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace.com, LLC (TPC), in exchange for an equity interest in TPC of approximately 15%. TPC is a joint venture of six large transportation companies - Covenant Transport, Inc.; J. B. Hunt Transport Services, Inc.; M. S. Carriers, Inc.; Swift Transportation Co., Inc.; U. S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc. Accordingly, the Company is accounting for its investment in TPC using the equity method. At September 30, 2000, the investment in unconsolidated affiliate includes a $5,000,000 investment in TPC plus the Company's 15% equity in the cumulative earnings of unconsolidated affiliate of $74,000.


(2)  Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                 September 30   December 31
                                                     2000           1999
                                                 ------------   -----------
  Notes payable to banks under committed credit
    facilities                                    $  65,000      $  95,000
  6.55% Series A Senior Notes, due November 2002     20,000         20,000
  6.02% Series B Senior Notes, due November 2002     10,000         10,000
  5.52% Series C Senior Notes, due December 2003     20,000         20,000
                                                  ---------      ---------
                                                    115,000        145,000
  Less short-term debt                                    -        (25,000)
                                                  ---------      ---------
  Long-term debt                                  $ 115,000      $ 120,000
                                                  =========      =========

     The notes payable to banks under committed credit facilities bear variable interest (7.1% at September 30, 2000) based on the London Interbank Offered Rate (LIBOR) and mature at various dates from August 2002 to May 2003. The Company has an additional $45 million of long-term credit facilities with banks which bear variable interest based on LIBOR, on which no borrowings were outstanding at September 30, 2000.


(3) Commitments

     As of September 30, 2000, the Company has commitments for capital expenditures of approximately $28 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report contains forward-looking statements which are based on information currently available to the Company's management. Actual results could differ materially from those anticipated in forward-looking statements as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company assumes no obligation to update any forward-looking statement to the extent it becomes aware that it will not be achieved for any reason.

Financial Condition:

     During the nine months ended September 30, 2000, the Company generated cash flow from operations of $121.6 million. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $77.3 million, invest $5.0 million in Transplace.com, repay $30.0 million of debt, repurchase common stock of $2.1 million, and pay common stock dividends of $3.5 million. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

      During the quarter ended September 30, 2000, the Company purchased 2,000 shares of its common stock pursuant to a standing authorization of the Company's board of directors dated December 29, 1997. The Company's board of directors approved the purchase of up to 2,500,000 shares with this authorization. As of September 30, 2000, the Company had purchased a total of 1,218,526 shares, leaving 1,281,474 shares available for repurchase.

      The Company's debt to equity ratio at September 30, 2000 was 21.9%, compared with 29.3% at December 31, 1999. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 18.0% at September 30, 2000 compared to 22.7% at December 31, 1999.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.

                                         Percentage of Operating Revenues
                                     ----------------------------------------
                                     Three Months Ended     Nine Months Ended
                                        September 30           September 30
                                       2000      1999         2000      1999
                                     ------------------     -----------------
Operating revenues                    100.0%    100.0%       100.0%    100.0%
                                     ------------------     -----------------

Operating expenses:
  Salaries, wages and benefits         35.9      36.2         35.4      36.6
  Fuel                                 11.6       8.0         10.9       7.0
  Supplies and maintenance              8.8       8.5          8.7       8.3
  Taxes and licenses                    7.4       7.6          7.3       7.8
  Insurance and claims                  3.3       2.6          2.8       3.2
  Depreciation                          9.1       9.4          8.9       9.5
  Rent and purchased transportation    16.0      16.8         18.3      17.0
  Communications and utilities          1.2       1.3          1.2       1.3
  Other                                (0.2)     (1.1)        (0.4)     (1.0)
                                     ------------------     -----------------
    Total operating expenses           93.1      89.3         93.1      89.7
                                     ------------------     -----------------

Operating income                        6.9      10.7          6.9      10.3
Net interest expense and other          0.4       0.5          0.6       0.5
                                     ------------------     -----------------
Income before income taxes              6.5      10.2          6.3       9.8
Income taxes                            2.5       3.9          2.4       3.7
                                     ------------------     -----------------
Net income                              4.0%      6.3%         3.9%      6.1%
                                     ==================     =================

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

      Operating revenues increased 12.7% for the three months ended September 30, 2000, compared to the same period of the prior year, due in part to a 6.6% increase in the average number of tractors in service. Average tractors in service increased from 6,949 in third quarter 1999 to 7,410 in third quarter 2000. Revenue per mile, excluding fuel surcharges, increased 3.4% and revenue per mile, including fuel surcharges, increased 8.4% compared to third quarter 1999. Excluding fuel surcharge revenues, trucking revenues increased 9% for the three months ended September 30, 2000 compared to the same period of the prior year. These increases were offset by a $3.1 million decrease (23% decrease) in revenues from logistics and other non-trucking transportation services due to the Company transferring logistics business to Transplace.com on June 30, 2000. See discussion of Transplace.com below.

      Freight demand during much of third quarter 2000 was slightly less than anticipated, when compared to the same period a year ago. The Company experienced a small increase in its empty mile percentage and a small decrease in miles per truck when compared to third quarter 1999. Over the past several months, the Company has increased its focus on margin improvement and debt reduction rather than on growth. Progress has been achieved this quarter through increases in revenue per mile as discussed above, the reduction of controllable costs, and improved efficiency. Until market conditions improve, the Company anticipates growing its fleet at a slower rate. However, when market conditions improve, the Company intends to increase its growth rate.

      Operating expenses, expressed as a percentage of operating revenues, were 93.1% for the three months ended September 30, 2000, compared to 89.3% for the three months ended September 30, 1999. The Company's increase in revenue per mile discussed above resulted in a decrease in several expense categories as a percentage of revenue, as described in the following pages.

      Werner is one of six large transportation companies that merged their logistics business units into a commonly owned, Internet-based logistics company, Transplace.com. On July 13, 2000, Transplace.com announced that operations commenced as scheduled on July 1, 2000. All six founding carriers completed the conversion of their logistics businesses effective on that date. This transaction was effected by Werner and each of the five other founding carriers contributing their transportation logistics business, related intangible assets, and $5 million of cash. Therefore, the revenues and expenses for most of Werner's logistics business is no longer shown in the Company's income statements as operating revenues and operating expenses (primarily rent and purchased transportation expense), respectively, beginning in this third quarter 2000. Werner is accounting for its approximate 15% investment in Transplace.com using the equity method of accounting. Thus, Werner accrues its percentage share of the earnings of Transplace.com in its income statement as a non-operating item. Werner's logistics business, which was transferred to Transplace.com, accounted for an approximate 4% reduction in total revenues in third quarter 2000.

     Salaries, wages and benefits decreased from 36.2% to 35.9% of revenues due primarily to the increase in revenue per mile. At times, there have been shortages of drivers in the trucking industry, particularly the medium-to-long haul segment. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel increased from 8.0% to 11.6% of revenues due mainly to significantly higher average fuel prices during the quarter compared to the same quarter of the prior year. The average cost of fuel, excluding fuel taxes, was approximately 50% higher in third quarter 2000 compared to third quarter 1999. The Company's customer fuel surcharge reimbursement programs recovered approximately 90% of the increase in fuel cost in third quarter 2000 compared to third quarter 1999. However, fuel prices in the third quarter of 1999 were over 40% higher than the third quarter of 1998, which reduced earnings per share in the third quarter of 1999 by approximately six cents per share. A portion of the fuel expense increase was not recovered during third quarter 2000 due to several factors, including: the fuel price levels which determine when fuel surcharges are collected, unreimbursed empty miles between freight shipments, unreimbursed out-of-route miles caused in part by driver home time needs, and the unreimbursed costs of truck idling. Management continues to work with customers to improve fuel surcharge reimbursement. The Company cannot predict whether higher fuel price levels will continue or the extent to which fuel surcharges could be collected from customers to offset such increases. If fuel prices remain at elevated levels, the Company's operating results for fourth quarter 2000 and beyond will be adversely impacted to the extent the higher costs are not recovered from customers.

      Supplies and maintenance expense increased from 8.5% to 8.8% of revenues due in part to higher driver travel, driver lodging, driver advertising, and over-the-road maintenance expense. Insurance and claims increased from 2.6% to 3.3% of revenues due in part to abnormal increases in property damage and cargo claims. Depreciation decreased from 9.4% to 9.1% of revenues due to higher revenue per truck.

      Rent and purchased transportation decreased from 16.8% to 16.0% of revenues due primarily to transferring most of the Company's logistics business to Transplace.com and a slight decrease in owner-operator miles as a percentage of total miles, offset by rent expense associated with tractors under operating leases and higher reimbursements to owner-operators for the higher cost of fuel. The Company has experienced difficulty in recruiting and retaining owner-operators because of high fuel prices, resulting in a reduction of the number of owner-operator contracts from 1,230 as of September 30, 1999 to 1,200 as of September 30, 2000. The Company is currently paying owner operators based on fuel surcharge reimbursements received from customers. Owner-operators are independent contractors who supply their own tractor and driver, and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes.

     Other operating expenses changed from (1.1)% to (0.2)% of revenues due to a decrease in the number of used trucks sold by the Company and the decrease in the average gain per truck during third quarter 2000 compared to the third quarter 1999. This was due to increased inventories of new and used trucks in the marketplace and other factors that weakened the used truck market. The Company cannot predict whether the current state of the used truck market will continue. If used truck prices remain at current levels, the Company's operating results for fourth quarter 2000 may be adversely impacted in relation to the comparable period of 1999.

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

      Operating revenues increased by 17.0% for the nine months ended September 30, 2000, compared to the same period of the previous year, primarily due to a 9.0% increase in the average number of tractors. Revenue per mile, excluding fuel surcharges, increased 2.8% due primarily to rate increases. A $8.2 million increase in revenues from logistics and other non-trucking transportation services, primarily during the first six months of 2000, also contributed to the overall increase in operating revenues. The Company transferred most of its logistics business to Transplace.com on June 30, 2000.

      Operating expenses, expressed as a percentage of operating revenues, were 93.1% for the nine months ended September 30, 2000, compared to 89.7% for the same period of the previous year. The increase in logistics and other non-trucking transportation services, and an increase in owner-operator miles as a percentage of total miles (18.8% in 2000 compared to 17.9% in 1999), resulted in a shift in costs to the rent and purchased transportation expense category from several other expense categories.

      Salaries, wages and benefits decreased from 36.6% to 35.4% of revenues, due to the increase in logistics and other non-trucking transportation revenues, more owner-operator miles as a percentage of total miles, and the increase in revenue per mile. Fuel increased from 7.0% to 10.9% of revenues due mainly to higher fuel prices, on average, during the nine months ended September 30, 2000, compared to the same period of 1999. Supplies and maintenance increased from 8.3% to 8.7% of revenues due primarily to higher tractor and trailer maintenance costs and higher driver travel, lodging, and advertising expenses, partially offset by the increase in logistics and other non-trucking revenues and the increased percentage of owner-operator miles. Taxes and licenses decreased from 7.8% to 7.3% of revenues due primarily to the increase in logistics and other non-trucking revenues. Insurance and claims decreased from 3.2% to 2.8% of revenues due to favorable claims experience, a decreased frequency of property damage and other claims and the increase in logistics and other non-trucking revenues during the nine months ended September 30, 2000. Depreciation decreased from 9.5% to 8.9% of revenues due to the increase in logistics and other non-trucking revenue, more owner-operator tractors as a percentage of total tractors, and leased tractors. Rent and purchased transportation increased from 17.0% to 18.3% of revenues due to the increase in logistics and other non-trucking transportation services, the increase in owner-operator miles as a percentage of total miles, reimbursements to owner-operators for the higher costs of fuel, and leased tractors. Other operating expenses changed from (1.0)% to (0.4)% of revenues due to a weaker used truck market during the nine months ended September 30, 2000, which reduced the average gain per truck sold and the number of trucks sold.

Accounting Standards:

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, effective for all fiscal quarters of fiscal years beginning after June 15, 2000, establishes standards for reporting and display of derivative instruments and for hedging activities. Management believes that SFAS 133 will not have a material effect on the financial position or results of operations of the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

     The Company had $65 million of variable rate debt at September 30, 2000. The interest rates on the variable rate debt are based on the London Interbank Offered Rate (LIBOR). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $650,000.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a portion of short-term fuel price increases from customers in the form of fuel surcharges. As of September 30, 2000, the Company has implemented customer fuel surcharges with a majority of its revenue base to offset a portion of the higher fuel cost per gallon. The Company cannot predict whether high fuel price levels will continue in the future or the extent to which fuel surcharges can be collected to offset such increases. As of September 30, 2000, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

                                  PART II

                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit                                                    Incorporated
     Number                Description                         by Reference to
     -------               -----------                         ---------------

       11    Statement Re: Computation of Per Share Earnings    Filed herewith

       27    September 30, 2000 Financial Data Schedule         Filed herewith

(b)  Reports on Form 8-K.

          (i) A report on Form 8-K, filed July 17, 2000, regarding the transfer of the Company's transportation logistics business and related intangible assets, effective June 30, 2000, to Transplace.com, LLC in exchange for an approximate 15% equity interest in Transplace.com and regarding a related news release on July 13, 2000, announcing that Transplace.com had commenced operations on July 1, 2000.

          (ii) A report on Form 8-K, filed July 25, 2000, regarding a news release on July 20, 2000, announcing the Company's operating revenues and earnings for the second quarter ended June 30, 2000.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WERNER ENTERPRISES, INC.



Date:          November 14, 2000            By:  /s/ John J. Steele
      ------------------------------             ------------------------------
                                                 John J. Steele
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer



Date:          November 14, 2000            By:  /s/ James L. Johnson
      ------------------------------             ------------------------------
                                                 James L. Johnson
                                                 Vice President, Controller and
                                                 Corporate Secretary