Form 10-K
period 2000-12-31
WERNER ENTERPRISES INC
filed 2001-03-23
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission file number 0-14690

                      WERNER ENTERPRISES, INC.
       (Exact name of registrant as specified in its charter)

NEBRASKA                                                  47-0648386
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                   identification no.)

14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                68145-0308             (402) 895-6640
(Address of                                            (Registrant's
principal executive offices)   (Zip code)          telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
                            [   ]

The aggregate market value of the registrant's $.01 par value common stock held by nonaffiliates of the registrant as of February 28, 2001 was approximately $471 million (based upon $16.688 per share closing price on that date, as reported by Nasdaq). (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for purposes of determining affiliate status.)

As of February 28, 2001, 47,089,534 shares of the registrant's common stock were outstanding.

Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 1, 2001 are incorporated in Part III of this report.

                          TABLE OF CONTENTS


                                                                  Page
                                                                  ----
                               PART I

     Item 1.   Business                                             1
     Item 2.   Properties                                           5
     Item 3.   Legal Proceedings                                    5
     Item 4.   Submission of Matters to a Vote of Security Holders  5

                               PART II

     Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters                                6
     Item 6.   Selected Financial Data                              6
     Item 7.   Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                 7
     Item 7A.  Quantitative and Qualitative Disclosures about
                 Market Risk                                       11
     Item 8.   Financial Statements and Supplementary Data         12
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure               26

                              PART III

     Item 10.  Directors and Executive Officers of the Registrant  26
     Item 11.  Executive Compensation                              26
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management                                    26
     Item 13.  Certain Relationships and Related Transactions      26

                              PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                               27

                                PART I

ITEM 1.   BUSINESS

General

     Werner Enterprises, Inc. ("Werner" or the "Company") is a transportation company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. Werner is among the five largest truckload carriers in the United States and maintains its headquarters in Omaha, Nebraska, near the geographic center of its service area. Werner was founded in 1956 by Chairman and Chief Executive Officer, Clarence L. Werner, who
started the business with one truck at the age of 19. Werner completed its initial public offering in April 1986 with a fleet of 630 trucks. Werner ended 2000 with a fleet of 7,475 trucks.

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

     On June 30, 2000, the Company, along with five other large transportation companies, contributed their logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace.com. This transaction is dependent upon receiving approval of federal and, perhaps, state regulators regarding antitrust issues and other laws. The Company invested $5 million in cash and has an approximate 15% equity stake in Transplace.com. The Company transferred logistics business representing about 4% of total revenues for the six months ended June 30, 2000 to Transplace.com. The Company is recording its approximate 15% investment in Transplace.com using the equity method of accounting and is accruing its percentage share of Transplace.com's earnings as other non-operating income.

     Werner has a diversified freight base and is not dependent on a small group of customers or a specific industry for a majority of its freight. During 2000, the Company's largest 5, 10, and 25 customers comprised 23%, 31%, and 45% of the Company's revenues, respectively. No one customer accounted for more than 9% of the Company's revenues in 2000.

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

     The Federal Motor Carrier Safety Administration (FMCSA) issued a Notice of Proposed Rulemaking (FMCSA-98-2350) on May 2, 2000 that proposes to make numerous changes to the regulations which govern drivers' hours of service. The comment period for filing comments to the proposed rules was initially scheduled to be due July 31, 2000, but the deadline was extended twice. Werner Enterprises and hundreds of other carriers and industry groups submitted comment letters to the FMCSA in the proceeding by the final deadline of December 15, 2000. The Company believes that the current proposed rules would be, at best, safety neutral, and, more likely detrimental to highway safety. At the same time, the current proposed rules would mandate a huge cost for the American public. If changes are to be made to the current drivers' hours of service regulations, those changes cannot become effective until at least October 2001. It is widely expected that, if new regulations are ultimately enacted, the new regulations will be substantially different from the current proposed regulations.


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


Employees and Owner-Operator Drivers

      As of December 31, 2000, the Company employed 8,664 drivers, 526 mechanics and maintenance personnel, 1,346 office personnel for the trucking operation, and 121 personnel for the non-trucking operations. The Company also had 1,175 contracts with independent contractors (owner-operators) for services that provide both a tractor and a qualified driver or drivers. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

      The Company recognizes that its professional driver workforce is one of its most valuable assets. Most of Werner's drivers are compensated based upon miles driven. The rate per mile increases with the drivers' length of service. Additional compensation may be earned through a fuel efficiency bonus, a mileage bonus, an annual achievement bonus, and for extra work associated with their job (loading and unloading, extra stops, and shorter mileage trips, for example). The Company conducts a regular schedule of driver management meetings to share information and concerns with its drivers.

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

      The Company also recognizes that carefully selected owner-operators complement its company-employed drivers. Owner-operators are independent contractors that supply their own tractor and driver, and are responsible for their operating expenses. Because owner-operators provide their own tractors, less financial capital is required from the Company for growth. Also, owner-operators provide the Company with another source of drivers to support its growth. The Company intends to continue its emphasis on recruiting owner-operators, as well as company drivers. However, it has been more difficult for the Company and the industry to recruit and retain owner-operators over the past year due to high fuel prices and a weak used truck pricing market.


Revenue Equipment

      As of December 31, 2000, Werner operated 6,300 company tractors and had contracts for 1,175 tractors owned by owner-operators. Approximately 70% of the company tractors are manufactured by Freightliner, a subsidiary of DaimlerChrysler. Most of the remaining company tractors are manufactured by Peterbilt. This standardization of the company tractor fleet decreases downtime by simplifying maintenance. The Company adheres to a comprehensive maintenance program for both tractors and trailers. Due to continuous upgrading of the company tractor fleet, the average age was 1.6 years at December 31, 2000. The Company generally adheres to a 3-year replacement cycle for most of its tractors. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the Department of Transportation. These tractors are then periodically inspected, similar to company tractors, to monitor continued compliance.

     The Company operated 19,770 trailers at December 31, 2000: 17,835 dry vans; 910 flatbeds; 940 temperature-controlled; and 85 other specialized trailers. Most of the Company's trailers are manufactured by Wabash National Corporation. As of December 31, 2000, 97% of the Company's fleet of dry van trailers consisted of 53-foot trailers, and 99% consisted of aluminum plate or composite trailers. Other trailer lengths such as 27-foot and 57-foot are also provided by the Company to meet the specialized needs of customers. The average age of the trailer fleet was 4.2 years at December 31, 2000.


Fuel

      The Company purchases approximately 90% of its fuel through a network of approximately 300 fuel stops throughout the United States. The Company has negotiated discounted pricing based on certain volume commitments with these fuel stops. Bulk fueling facilities are maintained at the Company's terminals to further reduce fuel costs.

      Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. Beginning in the second half of 1999 and continuing throughout 2000, the Company experienced significant increases in the cost of diesel fuel. By the end of 2000, the Company was able to recover most of the increase in the cost of fuel through the use of customer fuel surcharges. The Company cannot predict whether high fuel prices will continue in the future or the extent to which fuel surcharges will be collected to offset such increases. As of December 31, 2000, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

      The Company maintains aboveground and underground fuel storage tanks at a few of its terminals. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.


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


Competition

       The trucking industry is highly competitive and includes thousands of trucking companies. It is estimated that the annual revenue of domestic trucking amounts to $390 billion per year. The Company has a small but growing share (estimated at approximately 1%) of the markets targeted by the Company. The Company competes primarily with other truckload carriers. Railroads, less-than-truckload carriers and private carriers also provide competition, but to a lesser degree.

      Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone. Few other truckload carriers have greater financial resources, own more equipment or carry a larger volume of freight than the Company. The Company believes it is one of the five largest carriers in the truckload transportation industry.

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


ITEM 2.   PROPERTIES

     Werner's headquarters is located along Interstate 80 just west of Omaha, Nebraska, on approximately 210 acres, 153 of which are held for future expansion. During 1999, the Company completed construction of a 166,500 square-foot addition to the Company's headquarters office building. The 286,000 square-foot office building includes a 5,000 square-foot computer center, drivers' lounge areas, a drivers'
orientation section, a cafeteria and a Company store. The Omaha headquarters also consists of 131,000 square feet of maintenance and repair facilities containing a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers and a paint booth including a 77,500 square-foot trailer maintenance facility constructed in 1999. Portions of the former trailer maintenance building are being converted into a driver training facility. The Company owns all of its corporate headquarters facilities.

     The Company and its subsidiaries own a 22,000 square-foot terminal in Springfield, Ohio, a 33,000 square-foot facility near Denver, an 18,000 square-foot facility near Los Angeles, a 31,000 square-foot terminal near Atlanta, a 27,000 square-foot terminal in Dallas, and a 32,000 square-foot terminal in Phoenix. The Company leases terminal facilities in Allentown, Pennsylvania and in Indianapolis, Indiana. All eight locations include office and maintenance space. The Company also leases office space in Laredo, Texas and is completing construction of a new 18,000 square-foot office facility there with a tentative completion date in the spring of 2001.

      The Company also owns a 73,000 square foot disaster recovery and warehouse facility in another area of Omaha. Additionally, the Company leases several small sales offices and trailer parking yards in various locations throughout the country.

       The Company's headquarters facilities have suitable space available to accommodate planned expansion needs for the next 3 to 5 years.


ITEM 3.   LEGAL PROCEEDINGS

      The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company has assumed liability up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage. The Company is also responsible for a $1,500,000 annual aggregate amount of liability for claims between $500,000 and $1,000,000, and a $1,000,000 annual aggregate amount for claims between $1,000,000 and $2,000,000. The Company maintains insurance, which covers liability in excess of this amount to coverage levels that management considers adequate. The Company believes that adverse results in one or more of these claims would not have a material adverse effect on its results of operations or financial position. See also Note (1) "Insurance and Claims Accruals" and Note (7) "Commitments and Contingencies" in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

                               PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND   RELATED
          STOCKHOLDER MATTERS

Price Range of Common Stock

      The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol WERN. The following table sets forth for the quarters indicated the high and low sale prices per share of the Company's common stock in the Nasdaq National Market and the Company's dividends declared per common share from January 1, 1999, through December 31, 2000.


                                               Dividends
                                              Declared Per
                            High       Low    Common Share
                           ------    ------   ------------
        2000
        Quarter ended:
         March 31          $17.63    $12.31      $.025
         June 30            19.13     10.81       .025
         September 30       14.81     11.44       .025
         December 31        17.75     10.06       .025

        1999
        Quarter ended:
         March 31          $20.75    $15.75      $.025
         June 30            21.63     14.50       .025
         September 30       22.25     16.13       .025
         December 31        18.34     12.25       .025


      As of March 6, 2001, the Company's common stock was held by 257 stockholders of record and approximately 6,000 stockholders through nominee or street name accounts with brokers.


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


                                          2000        1999       1998      1997      1996
                                       ----------  ----------  --------  --------  --------
                                             (In thousands, except per share amounts)
Operating revenues                     $1,214,628  $1,052,333  $863,417  $772,095  $643,274
Net income                                 48,023      60,011    57,246    48,378    40,555
Earnings per share (diluted)                 1.02        1.26      1.19      1.01       .85
Cash dividends declared per share            .100        .100      .093      .080      .075
Return on average stockholders' equity        9.3%       12.8%     13.7%     13.1%     12.4%
Operating ratio                              93.2%       90.3%     88.9%     89.9%     89.7%
Book value per share                        11.40       10.48      9.31      8.27      7.34
Total assets                              927,207     896,879   769,196   667,638   549,211
Long-term debt                            105,000     120,000   100,000    60,000    30,000
Total debt (current and long-term)        105,000     145,000   100,000    60,000    30,000
Stockholders' equity                      536,084     494,772   440,588   395,118   348,371


ITEM 7.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   RESULTS   OF
          OPERATIONS AND FINANCIAL CONDITION

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the years indicated.


                                       2000    1999    1998
                                      -----   -----   -----
Operating revenues                    100.0%  100.0%  100.0%
                                      -----   -----   -----

Operating expenses
  Salaries, wages and benefits         35.4    36.4    37.7
  Fuel                                 11.3     7.5     6.6
  Supplies and maintenance              8.5     8.3     8.4
  Taxes and licenses                    7.3     7.8     7.9
  Insurance and claims                  2.8     3.0     2.7
  Depreciation                          9.0     9.5     9.6
  Rent and purchased transportation    17.9    17.6    16.1
  Communications and utilities          1.2     1.3     1.2
  Other                                (0.2)   (1.1)   (1.3)
                                      -----   -----   -----
    Total operating expenses           93.2    90.3    88.9
                                      -----   -----   -----
Operating income                        6.8     9.7    11.1
Net interest expense and other           .4      .5      .4
                                      -----   -----   -----
Income before income taxes              6.4     9.2    10.7
Income taxes                            2.4     3.5     4.1
                                      -----   -----   -----
Net income                              4.0%    5.7%    6.6%
                                      =====   =====   =====


      The following table sets forth certain industry data regarding the freight revenues and operations of the Company.


                                            2000      1999      1998      1997      1996
                                          -------   -------   -------   -------   -------
Operating ratio                              93.2%     90.3%     88.9%     89.9%     89.7%
Average revenues per tractor per week (1) $ 2,889   $ 2,813   $ 2,783   $ 2,755   $ 2,710
Average annual miles per tractor          125,568   125,856   126,492   126,598   126,221
Average miles per trip                        746       734       760       799       808
Average revenues per total mile (1)       $ 1.197   $ 1.162   $ 1.144   $ 1.132   $ 1.116
Average revenues per loaded mile (1)      $ 1.328   $ 1.287   $ 1.265   $ 1.251   $ 1.236
Average tractors in service                 7,303     6,769     5,662     5,051     4,372
Total tractors (at year end)
  Company                                   6,300     5,895     5,220     4,490     3,840
  Owner-operator                            1,175     1,230       930       860       760
                                          -------   -------   -------   -------   -------
    Total tractors                          7,475     7,125     6,150     5,350     4,600
                                          =======   =======   =======   =======   =======
Total trailers (at year end)               19,770    18,900    16,350    14,700    12,170
                                          =======   =======   =======   =======   =======

------------
(1) Net of fuel surcharge revenues.



Results of Operations

  2000 Compared to 1999

     Operating revenues increased 15% over 1999, due to an 8% increase in the average number of tractors in service, a 3% increase in average revenue per mile (excluding fuel surcharges), and a 5% increase in revenues due to fuel surcharges. Customer rate increases were the primary factor in the increase in average revenue per mile. Fuel surcharges were collected from customers in 2000 to recover a majority of the increase in fuel expense caused by higher fuel prices.

     The company's operating ratio (operating expenses expressed as a percentage of operating revenues) increased from 90.3% to 93.2%.

     Salaries, wages and benefits decreased from 36.4% to 35.4% of revenues by maintaining the average payroll cost per mile while at the same time increasing average revenue per mile. Offsetting this, workers' compensation expense increased due to rising medical costs and higher weekly claim payments.

     Fuel   increased   from  7.5%  to  11.3%  of  revenues   due   to
substantially higher fuel prices. The average price per gallon of diesel fuel, excluding fuel taxes, was 65% higher in 2000 than 1999. The Company implemented customer fuel surcharge programs to recover a majority of the increased fuel cost. The Company is unable to predict whether higher fuel price levels will continue or the extent to which fuel surcharges will be collected in the future from customers.

     Taxes and licenses decreased from 7.8% to 7.3% of revenues due to higher revenue per mile. On a cost per mile basis, taxes and license expenses were about the same. Insurance and claims decreased slightly from 3.0% to 2.8% of revenues. Improved liability claims experience was offset by increased cargo claims. Depreciation decreased from 9.5% to 9.0% of revenues due to higher revenue per mile. On a cost per mile basis, depreciation was slightly higher.

     Rent and purchased transportation expense increased from 17.6% to 17.9% of revenues due primarily to increases in rental expense on leased tractors (.3% of revenue in 2000 compared to .1% in 1999) and payments to owner-operators (12.6% of revenue in 2000 compared to 12.4% in 1999). Owner-operators are independent contractors that supply their own tractor and driver and are responsible for operating expenses such as fuel, supplies and maintenance, fuel taxes, and payroll. Payments to owner-operators increased slightly in 2000 compared to 1999 caused in part by an increase in owner-operator miles as a percentage of total Company miles. On a per-mile basis, payments to owner-operators increased due to amounts reimbursed by the Company to owner-operators for the higher cost of fuel. Increases in logistics and other non-trucking transportation services in the first half of 2000 offset the decrease in the latter half of the year due to transferring most of the Company's logistics business to Transplace.com.

     On June 30, 2000, the Company transferred its logistics business unit to Transplace.com. The Company is one of six large truckload transportation companies that contributed their logistics businesses to this commonly owned, Internet-based logistics company. Each of the six founding members of Transplace.com contributed their logistics business, related intangible assets, and $5 million of cash. The Company transferred logistics business representing about 4% of total revenues for the six months ended June 30, 2000 to Transplace.com.
The Company is recording its approximate 15% investment in Transplace.com using the equity method of accounting and is accruing its percentage share of Transplace.com's earnings as other non-operating income.

     Other operating expenses changed from (1.1%) to (0.2%) of revenues due to a weak market for the sale of used trucks. During 2000, the Company traded more of its used trucks, and the excess of the trade price over the net book value of the truck reduced the cost basis of the new truck. In 1999, the Company sold most of its used trucks to third parties through its Fleet Truck Sales retail network and realized gains of $13.0 million. Due to a reduced number of trucks sold to third parties and a lower average gain per truck, in 2000 the Company realized gains of $5.1 million.

     The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 38.0% in 2000 and 1999, as described in Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

      The Company's operating ratio (operating expenses expressed as a percentage of operating revenues) increased from 88.9% to 90.3%. Owner-operator miles as a percentage of total miles increased from 16.6% in 1998 to 18.2% in 1999, resulting in a shift in costs to the rent and purchased transportation expense category from several other expense categories. The increase in expenses paid to third-party companies for
logistics   and   other  non-trucking  transportation  services   also
contributed to this shift among expense categories.

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

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 38.0% in 1999 and 1998, as described in Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.


Liquidity and Capital Resources

      Net cash provided by operating activities was $170.1 million in 2000, $132.0 million in 1999, and $137.9 million in 1998. The 29%
increase in operating cash flows from 1999 to 2000 was primarily due to improved billing and collection of accounts receivable, increased depreciation due to more revenue equipment, and other working capital improvements. Activity with Transplace.com included a $3.2 million short-term note and a $2.1 million operating advance, both of which were repaid by Transplace.com subsequent to year-end. The cash flow from operations enabled the Company to make capital expenditures and repay debt as discussed below.

     Net cash used in investing activities was $113.2 million in 2000, $171.0 million in 1999, and $172.4 million in 1998. The growth of the Company's business has required significant investment in new revenue equipment. Net capital expenditures in 2000, 1999, and 1998 were $108.5 million, $171.0 million, and $172.4 million, respectively. The capital expenditures were financed primarily with cash provided by operations and, to a lesser extent in 1999 and 1998, borrowings. Capital expenditures were lower in 2000 due to the Company's planned slower fleet growth. The Company also invested $5.0 million in Transplace.com in 2000.

      As  of  December  31,  2000,  the   Company  has  committed   to
approximately $9 million of net capital expenditures, which is a small portion of its estimated 2001 capital expenditures.

     Net financing activities used $46.8 million in 2000 and generated $38.5 million in 1999 and $28.1 million in 1998. In 2000, the Company repaid $40 million of debt compared to net borrowings of $45 million and $20 million in 1999 and 1998, respectively. The Company paid dividends of $4.7 million in 2000 and 1999, and $4.2 million in 1998. Financing activities also included common stock repurchases of $2.8 million in 2000, $3.9 million in 1999, and $9.1 million in 1998. From time to time, the Company has and may continue to repurchase shares of its common stock. The timing and amount of such purchases depends on market and other factors. The Company's board of directors has authorized the repurchase of up to 2,500,000 shares. As of December 31, 2000, the Company has purchased 1,278,526 shares pursuant to this authorization.

      The Company's financial position is strong. As of December 31, 2000, the Company had $105 million of debt and $536 million of stockholders' equity. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.


Inflation

      Inflation can be expected to have an impact on the Company's operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase and could adversely affect the Company's results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.


Year 2000 Issue

     The impact of the Year 2000 issue on the Company's operations was insignificant.


Forward-Looking Statements

     This report contains forward-looking statements that are based on information currently available to the Company's management. Although the Company believes the expectations reflected in such forward-looking statements to be reasonable, no assurance can be given that the expectations will be realized. Factors currently known to management that could cause actual results to differ materially from the expectations reflected in forward-looking statements include, but are not limited to, the following: price and availability of diesel fuel; availability of an adequate number of qualified drivers; competitive factors including rate competition; unanticipated changes in laws, regulations, and taxation; the market value for used revenue equipment; and the amount and severity of accident claims. General economic conditions and weather conditions may also significantly affect the Company's results, as equipment utilization and rate levels depend on the level of business activity of shippers in a variety of industries. The Company assumes no obligation to update any forward-looking statements to the extent it becomes aware that it will not be achieved for any reason.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates and commodity prices.


Interest Rate Risk

     The Company had $55 million of variable rate debt at December 31, 2000. The interest rates on the variable rate debt are based on the London Interbank Offered Rate (LIBOR). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $550,000.


Commodity Price Risk

      The  price  and  availability of  diesel  fuel  are  subject  to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2000, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Werner Enterprises, Inc.:

      We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the information in the financial statement schedule for each of the two years in the period ended December 31, 2000 listed in Item 14(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of Werner Enterprises, Inc. and subsidiaries for the year ended December 31, 1998 were audited by other auditors whose report dated January 20, 1999, expressed an unqualified opinion on those statements.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2000 and 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information for each of the two years in the period ended December 31, 2000 set forth therein.

                              KPMG LLP
Omaha, Nebraska
January 22, 2001

                       WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share amounts)

                                        2000        1999       1998
                                     ----------  ----------  --------
Operating revenues                   $1,214,628  $1,052,333  $863,417
                                     ----------  ----------  --------

Operating expenses:
  Salaries, wages and benefits          429,825     382,824   325,659
  Fuel                                  137,620      79,029    56,786
  Supplies and maintenance              102,784      87,600    72,273
  Taxes and licenses                     89,126      82,089    67,907
  Insurance and claims                   34,147      31,728    23,875
  Depreciation                          109,107      99,955    82,549
  Rent and purchased transportation     216,917     185,129   139,026
  Communications and utilities           14,454      13,444    10,796
  Other                                  (2,173)    (11,666)  (11,065)
                                     ----------  ----------  --------
    Total operating expenses          1,131,807     950,132   767,806
                                     ----------  ----------  --------

Operating income                         82,821     102,201    95,611
                                     ----------  ----------  --------
Other expense (income):
  Interest expense                        8,169       6,565     4,889
  Interest income                        (2,650)     (1,407)   (1,724)
  Other                                    (154)        245       114
                                     ----------  ----------  --------
    Total other expense                   5,365       5,403     3,279
                                     ----------  ----------  --------

Income before income taxes               77,456      96,798    92,332
Income taxes                             29,433      36,787    35,086
                                     ----------  ----------  --------
Net income                           $   48,023  $   60,011  $ 57,246
                                     ==========  ==========  ========
Average common shares outstanding        47,061      47,406    47,667
                                     ==========  ==========  ========
Basic earnings per share             $     1.02  $     1.27  $   1.20
                                     ==========  ==========  ========
Diluted shares outstanding               47,257      47,631    47,910
                                     ==========  ==========  ========
Diluted earnings per share           $     1.02  $     1.26  $   1.19
                                     ==========  ==========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                       WERNER ENTERPRISES, INC.
                      CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share amounts)

                                                         December 31
                                                    --------------------
                                                       2000       1999
                                                    ----------  --------
                        ASSETS
Current assets:
  Cash and cash equivalents                         $   25,485  $ 15,368
  Accounts receivable, trade, less allowance
    of $3,994 and $3,236, respectively                 123,518   127,211
  Receivable from unconsolidated affiliate               5,332         -
  Other receivables                                     10,257    11,217
  Inventories and supplies                               7,329     5,296
  Prepaid taxes, licenses, and permits                  12,396    12,423
  Current deferred income taxes                         11,552     8,500
  Other                                                 10,908     8,812
                                                    ----------  --------
      Total current assets                             206,777   188,827
                                                    ----------  --------
Property and equipment, at cost
  Land                                                  19,157    14,522
  Buildings and improvements                            72,631    65,152
  Revenue equipment                                    829,549   800,613
  Service equipment and other                          100,342    90,322
                                                    ----------  --------
    Total property and equipment                     1,021,679   970,609
    Less - accumulated depreciation                    313,881   262,557
                                                    ----------  --------
      Property and equipment, net                      707,798   708,052
                                                    ----------  --------
Notes receivable                                         4,420         -
Investment in unconsolidated affiliate                   5,324         -
Other non-current assets                                 2,888         -
                                                    ----------  --------
                                                    $  927,207  $896,879
                                                    ==========  ========


       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   30,710  $ 35,686
  Short-term debt                                            -    25,000
  Insurance and claims accruals                         36,057    32,993
  Accrued payroll                                       12,746    11,846
  Income taxes payable                                   7,157       926
  Other current liabilities                             14,749    14,755
                                                    ----------  --------
      Total current liabilities                        101,419   121,206
                                                    ----------  --------
Long-term debt                                         105,000   120,000
Deferred income taxes                                  152,403   130,600
Insurance, claims and other long-term accruals          32,301    30,301
Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value, 200,000,000 shares
    authorized; 48,320,835 shares issued;
    47,039,290 and 47,205,236 shares
    outstanding, respectively                              483       483
  Paid-in capital                                      105,844   105,884
  Retained earnings                                    447,943   404,625
  Accumulated other comprehensive loss                     (34)        -
  Treasury stock, at cost; 1,281,545
    and 1,115,599 shares, respectively                 (18,152)  (16,220)
                                                    ----------  --------
      Total stockholders' equity                       536,084   494,772
                                                    ----------  --------
                                                    $  927,207  $896,879
                                                    ==========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                       WERNER ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)


                                                              2000       1999       1998
                                                           ---------  ---------  ---------
Cash flows from operating activities:
  Net income                                               $  48,023  $  60,011  $  57,246
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                           109,107     99,955     82,549
      Deferred income taxes                                   18,751     22,200     14,700
      Gain on disposal of operating equipment                 (5,055)   (13,047)   (12,251)
      Equity in income of unconsolidated affiliate              (324)         -          -
      Tax benefit from exercise of stock options                 130        663        389
      Other long-term assets                                  (2,888)         -          -
      Insurance, claims and other long-term accruals           2,000       (500)     1,472
      Changes in certain working capital items:
        Accounts receivable, net                               3,693    (32,882)      (868)
        Prepaid expenses and other current assets             (8,474)    (8,725)    (5,186)
        Accounts payable                                      (4,976)   (12,460)     3,979
        Accrued and other current liabilities                 10,160     16,762     (4,090)
                                                           ---------  ---------  ---------
      Net cash provided by operating activities              170,147    131,977    137,940
                                                           ---------  ---------  ---------
Cash flows from investing activities:
  Additions to property and equipment                       (169,113)  (255,326)  (258,643)
  Retirements of property and equipment                       60,608     84,297     86,260
  Investment in unconsolidated affiliate                      (5,000)         -          -
  Proceeds from collection of notes receivable                   287          -          -
                                                           ---------  ---------  ---------
      Net cash used in investing activities                 (113,218)  (171,029)  (172,383)
                                                           ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                    10,000     30,000     40,000
  Repayments of long-term debt                               (25,000)         -          -
  Proceeds from issuance of short-term debt                        -     30,000     20,000
  Repayments of short-term debt                              (25,000)   (15,000)   (20,000)
  Dividends on common stock                                   (4,710)    (4,740)    (4,201)
  Repurchases of common stock                                 (2,759)    (3,941)    (9,072)
  Stock options exercised                                        657      2,188      1,335
                                                           ---------  ---------  ---------
      Net cash provided by (used in) financing activities    (46,812)    38,507     28,062
                                                           ---------  ---------  ---------

Net increase (decrease) in cash and cash equivalents          10,117       (545)    (6,381)
Cash and cash equivalents, beginning of year                  15,368     15,913     22,294
                                                           ---------  ---------  ---------
Cash and cash equivalents, end of year                     $  25,485  $  15,368  $  15,913
                                                           =========  =========  =========

Supplemental disclosures of cash flow information:
  Cash paid during year for:
      Interest                                             $   7,876  $   7,329  $   4,800
      Income taxes                                             3,916     13,275     26,100

Supplemental disclosures of non-cash investing activities:
  Notes receivable from sale of revenue equipment          $   4,707          -          -



The accompanying notes are an integral part of these consolidated financial statements.

                       WERNER ENTERPRISES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share amounts)

                                                             Accumulated
                                                                Other                   Total
                                 Common  Paid-In  Retained  Comprehensive  Treasury  Stockholders'
                                  Stock  Capital  Earnings       Loss        Stock      Equity
                                 ------ --------  --------  -------------  --------  -------------
BALANCE, December 31, 1997        $387  $104,764  $296,533      $  -       $ (6,566)   $395,118

Purchases of 592,600 shares
  of common stock                    -         -         -         -         (9,072)     (9,072)
Dividends on common stock
  ($.09 per share)                   -         -    (4,428)        -              -      (4,428)
Five-for-four stock split           96       (96)        -         -              -           -
Exercise of stock options,
  119,391 shares                     -       670         -         -          1,054       1,724
Comprehensive income:
    Net income                       -         -    57,246         -              -      57,246
                                  ----  --------  --------      ----       --------    --------
BALANCE, December 31, 1998         483   105,338   349,351         -        (14,584)    440,588

Purchases of 302,600 shares
  of common stock                    -         -         -         -         (3,941)     (3,941)
Dividends on common stock
  ($.10 per share)                   -         -    (4,737)        -              -      (4,737)
Exercise of stock options,
  198,526 shares                     -       546         -         -          2,305       2,851
Comprehensive income:
    Net income                       -         -    60,011         -              -      60,011
                                  ----  --------  --------      ----       --------    --------
BALANCE, December 31, 1999         483   105,884   404,625         -        (16,220)    494,772

Purchases of 225,201 shares
  of common stock                    -         -         -         -         (2,759)     (2,759)
Dividends on common stock
  ($.10 per share)                   -         -    (4,705)        -              -      (4,705)
Exercise of stock options,
  59,255 shares                      -       (40)        -         -            827         787
Comprehensive income (loss):
    Net income                       -         -    48,023         -              -      48,023
    Foreign currency
      translation adjustments        -         -         -       (34)             -         (34)
                                  ----  --------  --------      ----       --------    --------
       Total comprehensive income    -         -  $ 48,023      $(34)             -    $ 47,989
                                  ----  --------  --------      ----       --------    --------
BALANCE, December 31, 2000        $483  $105,844  $447,943      $(34)      $(18,152)   $536,084
                                  ====  ========  ========      ====       ========    ========



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


  Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Werner Enterprises, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions relating to these majority-owned entities have been eliminated. The equity method of accounting is used for the Company's investment in Transplace.com (see Note 2).


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

      Depreciation is calculated based on the cost of the asset, reduced by its estimated salvage value, using the straight-line method. Accelerated depreciation methods are used for income tax purposes. The lives and salvage values assigned to certain assets for financial reporting purposes are different than for income tax purposes. For financial reporting purposes, assets are depreciated over the estimated useful lives of 30 years for buildings and improvements, 5 to 10 years for revenue equipment and 3 to 10 years for service equipment and other.

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

     The Company has assumed responsibility for workers' compensation, maintains a $15,000,000 bond, has statutory coverage and has obtained insurance for individual claims above $500,000.

      Under  these   insurance  arrangements,  the  Company  maintains
$9,300,000 in letters of credit, as of December 31, 2000.


  Revenue Recognition

      The Consolidated Statements of Income reflect recognition of operating revenues and related direct costs when the shipment is delivered.


  Foreign Currency Translation

      Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year.


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

                       WERNER ENTERPRISES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Comprehensive Income

      Comprehensive income consists of net income and other comprehensive loss. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the year ended December 31, 2000, comprehensive income consists of net income and foreign currency translation adjustments. For the years ended December 31, 1999 and 1998, the Company had no items of other comprehensive loss, and, accordingly, comprehensive income is the same as net income.


  Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, effective for all fiscal quarters of fiscal years beginning after June 15, 2000, establishes standards for reporting and display of derivative instruments and for hedging activities. As of December 31, 2000, the Company had no derivative financial instruments. Because of the Company's minimal historical use of derivatives, management believes that SFAS 133 will not have a material effect on the financial position or results of operations of the Company.


(2)--INVESTMENT IN UNCONSOLIDATED AFFILIATE

      Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace.com, LLC (TPC), in exchange for an equity interest in TPC of approximately 15%. TPC is an Internet-based logistics company founded by six large transportation companies
- Covenant Transport, Inc.; J.B. Hunt Transport Services, Inc.; M.S. Carriers, Inc.; Swift Transportation Co., Inc.; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc. The Company is accounting for its investment in TPC using the equity method. At December 31, 2000, the investment in unconsolidated affiliate includes a $5,000,000 cash investment in TPC plus the Company's 15% equity in the estimated cumulative earnings of unconsolidated affiliate of $324,000.

      In October 2000, the Company provided funds of $3,200,000 to TPC in the form of a short-term note that bears interest at the rate of 8%. The Company recorded interest income on the note from TPC of approximately $61,000 during 2000. As of December 31, 2000, the receivable from unconsolidated affiliate included this $3,200,000 note as well as an operating advance to TPC. Interest is not accrued on the operating advance. Both the note receivable, including accrued interest, and operating advance were repaid subsequent to December 31, 2000.

      The Company and TPC enter into transactions with each other for certain of their purchased transportation needs. The Company recorded operating revenue from TPC of approximately $15,500,000, and recorded purchased transportation expense to TPC of approximately $1,500,000 during 2000.

     The Company also provides certain administrative functions to TPC as well as providing office space, supplies, and communications. The allocation from the Company for these services was approximately $518,000 during 2000. The allocations for rent are recorded in the Consolidated Statement of Income as miscellaneous revenue and the remaining amounts are recorded as a reduction of the respective operating expenses.

      The Company believes that the transactions with TPC are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties, on an arm's length basis.

                       WERNER ENTERPRISES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(3)--LONG-TERM DEBT

      Long-term debt consists of the following at December 31 (in thousands):

                                                            2000       1999
                                                          --------   --------
Notes payable to banks under committed credit facilities  $ 55,000   $ 95,000
6.55% Series A Senior Notes, due November 2002              20,000     20,000
6.02% Series B Senior Notes, due November 2002              10,000     10,000
5.52% Series C Senior Notes, due December 2003              20,000     20,000
                                                          --------   --------
                                                           105,000    145,000
Less short-term debt                                             -    (25,000)
                                                          --------   --------
Long-term debt                                            $105,000   $120,000
                                                          ========   ========


     The notes payable to banks under committed credit facilities bear variable interest (7.2% at December 31, 2000) based on the London Interbank Offered Rate (LIBOR), and these credit facilities mature at various dates from August 2002 to May 2003. The Company has an additional $55 million of available long-term credit pursuant to these credit facilities with banks which bear variable interest based on LIBOR, on which no borrowings were outstanding at December 31, 2000. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of indebtedness to total capitalization. The Company was in compliance with these covenants at December 31, 2000.

      The aggregate future maturities of long-term and short-term debt by year consist of the following at December 31, 2000 (in thousands):


               2001                        $      -
               2002                          55,000
               2003                          50,000
                                           --------
                                           $105,000
                                           ========

      The carrying amount of the Company's long-term debt approximates fair value due to the duration of the notes and their interest rates.


(4)--LEASES

      The Company leases certain revenue equipment under operating leases which expire through 2003. At December 31, 2000, the future minimum lease payments under non-cancelable revenue equipment operating leases are as follows (in thousands):

               2001                        $3,732
               2002                         3,219
               2003                           100


      Rental expense under non-cancelable revenue equipment operating leases (in thousands) was $3,185 in 2000, $596 in 1999, and $0 in 1998.

                       WERNER ENTERPRISES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(5)--INCOME TAXES

      Income tax expense consists of the following (in thousands):

                                      2000      1999      1998
                                    -------   -------   -------
      Current
       Federal                      $ 9,132   $11,787   $17,186
       State                          1,550     2,800     3,200
                                    -------   -------   -------
                                     10,682    14,587    20,386
                                    -------   -------   -------

      Deferred
       Federal                       16,001    19,112    12,378
       State                          2,750     3,088     2,322
                                    -------   -------   -------
                                     18,751    22,200    14,700
                                    -------   -------   -------
      Total income tax expense      $29,433   $36,787   $35,086
                                    =======   =======   =======


      The effective income tax rate differs from the federal corporate tax rate of 35% in 2000, 1999, and 1998 as follows (in thousands):


                                      2000      1999      1998
                                    -------   -------   -------
      Tax at statutory rate         $27,110   $33,879   $32,316
      State income taxes, net of
       federal tax benefits           2,795     3,827     3,589
      Income tax credits               (638)     (691)     (536)
      Other, net                        166      (228)     (283)
                                    -------   -------   -------
                                    $29,433   $36,787   $35,086
                                    =======   =======   =======


      At December 31, deferred tax assets and liabilities consisted of the following (in thousands):


                                               2000      1999
                                             --------  --------
      Deferred tax assets:
      Insurance and claims accruals          $ 24,706  $ 22,715
      Allowance for uncollectible accounts      1,425       874
      Other                                     3,099     3,266
                                             --------  --------
         Gross deferred tax assets             29,230    26,855
                                             --------  --------

      Deferred tax liabilities:
      Property and equipment                  161,338   142,312
      Prepaid expenses                          4,431     5,982
      Other                                     4,312       661
                                             --------  --------
         Gross deferred tax liabilities       170,081   148,955
                                             --------  --------
         Net deferred tax liability          $140,851  $122,100
                                             ========  ========


      These amounts (in thousands) are presented in the accompanying Consolidated Balance Sheets as of December 31 as follows:


                                               2000      1999
                                             --------  --------
      Current deferred tax asset             $ 11,552  $  8,500
      Noncurrent deferred tax liability       152,403   130,600
                                             --------  --------
      Net deferred tax liability             $140,851  $122,100
                                             ========  ========


                       WERNER ENTERPRISES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The Company believes its history of profitability and taxable income and its utilization of tax planning sufficiently supports the carrying amount of the deferred tax assets. Accordingly, the Company has not recorded a valuation allowance as all deferred tax benefits are more likely than not to be realized.


(6)--STOCK OPTION AND EMPLOYEE BENEFIT PLANS

  Stock Option Plan

      The Company's Stock Option Plan (the Stock Option Plan) is a nonqualified plan that provides for the grant of options to management employees. Options are granted at prices equal to the market value of the common stock on the date the option is granted.

      Options granted become exercisable in installments from six to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 8,750,000 shares.

      At December 31, 2000, 3,474,094 shares were available for granting further options. At December 31, 2000, 1999, and 1998, options for 843,689, 669,178, and 522,295 shares with weighted average exercise prices of $13.08, $12.62, and $11.43 were exercisable, respectively.

     The following table summarizes Stock Option Plan activity for the three years ended December 31, 2000:

                                               Options Outstanding
                                          -----------------------------
                                                       Weighted-Average
                                            Shares      Exercise Price
                                          ---------    ----------------
            Balance, December 31, 1997    1,581,119         $12.95
              Options granted                86,250          16.66
              Options exercised            (119,391)         11.18
              Options canceled              (22,998)         13.01
                                          ---------
            Balance, December 31, 1998    1,524,980          13.30
              Options granted             1,419,510          12.52
              Options exercised            (198,526)         11.02
              Options canceled              (20,001)         15.03
                                          ---------
            Balance, December 31, 1999    2,725,963          13.05
              Options granted             1,130,000          12.87
              Options exercised             (59,255)         10.90
              Options canceled             (206,770)         13.02
                                          ---------
            Balance, December 31, 2000    3,589,938          13.03
                                          =========


                       WERNER ENTERPRISES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

      The following tables summarize information about stock options outstanding and exercisable at December 31, 2000:


                                                Options Outstanding
                                          ------------------------------
                                             Weighted-         Weighted-
                                              Average           Average
          Range of         Number            Remaining         Exercise
       Exercise Prices   Outstanding      Contractual Life       Price
       ---------------   -----------      ----------------     ---------
       $10.46 to $13.25   2,932,375          8.0 years          $12.31
       $14.94 to $20.50     657,563          7.0 years           16.21
                          ---------
                          3,589,938          7.9 years           13.03
                          =========


                                                 Options Exercisable
                                             ---------------------------
                                                               Weighted-
                                                                Average
          Range of                             Number          Exercise
       Exercise Prices                       Exercisable         Price
       ---------------                       -----------       ---------
       $10.46 to $13.25                        562,980          $11.52
       $14.94 to $20.50                        280,709           16.20
                                               -------
                                               843,689           13.08
                                               =======


       The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. SFAS No. 123 "Accounting for Stock-Based Compensation" requires pro forma disclosure of net income and earnings per share had the estimated fair value of option grants on their grant date been charged to salaries, wages and benefits. The fair value of the options granted during 2000, 1999, and 1998 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.0 percent in 2000, 6.5 percent in 1999, and 5.5 percent in 1998; dividend yield of 0.5 percent; expected life of 8.0 years in 2000, 7.0 years in 1999, and 5.5 years in 1998; and volatility of 35 percent in 2000 and 30 percent in 1999 and 1998. The weighted-average fair value of options granted during 2000, 1999, and 1998 was $6.39, $5.56, and $6.16 per share, respectively. The Company's pro forma net income and earnings per share would have been as indicated below had the fair value of option grants been charged to salaries, wages, and benefits:


                                                2000     1999     1998
                                              -------  -------  -------
    Net income (in thousands)   As reported   $48,023  $60,011  $57,246
                                Pro forma      45,735   59,170   56,327
    Basic earnings per share    As reported      1.02     1.27     1.20
                                Pro forma         .97     1.25     1.18
    Diluted earnings per share  As reported      1.02     1.26     1.19
                                Pro forma         .97     1.24     1.18


  Employee Stock Purchase Plan

       Employees   meeting   certain  eligibility   requirements   may
participate  in  the  Company's  Employee  Stock  Purchase  Plan  (the
Purchase Plan). Eligible participants designate the amount of  regular payroll  deductions and/or single annual payment, subject to a  yearly maximum  amount,  that  is used to purchase shares  of  the  Company's common  stock on the Over-The-Counter Market subject to the  terms  of the  Purchase Plan. The Company contributes an amount equal to 15%  of each  participant's  contributions under the  Purchase  Plan.  Company contributions  for  the  Purchase Plan were  $117,393,  $104,304,  and
$100,045  for 2000, 1999, and 1998, respectively. Interest accrues  on


                       WERNER ENTERPRISES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Purchase   Plan  contributions  at  a  rate  of  5.25%.  The  broker's commissions and administrative charges related to purchases of  common stock under the Purchase Plan are paid by the Company.


  401(k) Retirement Savings Plan

     The Company has an Employees' 401(k) Retirement Savings Plan (the
401(k) Plan). Employees are eligible to participate in the 401(k) Plan if they have been continuously employed with the Company or its subsidiaries for six months or more. The Company matches a portion of the amount each employee contributes to the 401(k) Plan. It is the Company's intention, but not its obligation, that the Company's total annual contribution for employees will equal at least 2 1/2 percent of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes Company 401(k) Plan contributions and administrative expenses of $1,527,502, $1,364,254, and $1,191,372 for 2000, 1999, and 1998,
respectively.


(7)--COMMITMENTS AND CONTINGENCIES

      The  Company  has committed to approximately $9 million  of  net capital  expenditures, which is a small portion of its estimated  2001 capital expenditures.

      The Company is involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not have a material effect on the financial statements of the Company.


(8)--SEGMENT INFORMATION

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

      Operating revenues from external customers for the Company's major service categories were as follows (in thousands):



                                     2000         1999        1998
                                  ----------   ----------   --------
       Truckload                  $1,148,651   $  991,954   $821,596
       Non-trucking                   65,977       60,379     41,821
                                  ----------   ----------   --------
       Total operating revenues   $1,214,628   $1,052,333   $863,417
                                  ==========   ==========   ========


      Substantially all of the Company's revenues are generated within the United States or from North American shipments with origins or destinations in the United States. No one customer accounts for more than 9% of the Company's revenues.

                       WERNER ENTERPRISES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

(9)--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


(In thousands, except per share amounts)

                              First    Second     Third      Fourth
                             Quarter   Quarter   Quarter     Quarter
                            --------  --------  --------    --------
2000:
Operating revenues          $291,379  $307,242  $304,572    $311,435
Operating income              18,535    22,418    21,043      20,825
Net income                    10,318    12,915    12,291      12,499
Diluted earnings per share       .22       .27       .26         .26

1999:
Operating revenues          $240,980  $260,646  $270,144    $280,563
Operating income              21,243    29,691    28,841      22,426
Net income                    12,622    17,576    16,977      12,836
Diluted earnings per share       .27       .37       .36         .27


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

                                                                Page
                                                                ----
     Schedule II - Valuation and Qualifying Accounts             29

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (3)  Exhibits:   The response  to this  portion  of  Item  14  is
          submitted as a separate section of this report on Form 10-K (see Exhibit Index on page 30).

(b)  Reports on Form 8-K:

     A report on Form 8-K, filed October 18, 2000, regarding a news release on October 17, 2000, announcing the Company's operating revenues and earnings for the third quarter ended September 30, 2000.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2001.

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


     Signature                     Position                    Date
     ---------                     --------                    ----
/s/ Clarence L. Werner    Chairman of the Board, Chief    March 19, 2001
-----------------------    Executive Officer and
Clarence L. Werner         Director


/s/ Gary L. Werner        Vice Chairman and Director      March 19, 2001
-----------------------
Gary L. Werner


/s/ Curtis G. Werner      Vice Chairman - Corporate       March 19, 2001
-----------------------    Development and Director
Curtis G. Werner


/s/ Gregory L. Werner     President, Chief Operating      March 19, 2001
-----------------------    Officer and Director
Gregory L. Werner


/s/ John J. Steele        Vice President, Treasurer and   March 19, 2001
-----------------------    Chief Financial Officer
John J. Steele


/s/ James  L. Johnson     Vice President, Controller      March 19, 2001
-----------------------    and Secretary
James L. Johnson


/s/ Irving B. Epstein     Director                        March 19, 2001
-----------------------
Irving B. Epstein


/s/ Martin F. Thompson    Director                        March 19, 2001
-----------------------
Martin F. Thompson


/s/ Gerald H. Timmerman   Director                        March 19, 2001
-----------------------
Gerald H. Timmerman


/s/ Donald W. Rogert      Director                        March 19, 2001
-----------------------
Donald W. Rogert


/s/ Jeffrey G. Doll       Director                        March 19, 2001
-----------------------
Jeffrey G. Doll



                              SCHEDULE II

                       WERNER ENTERPRISES, INC.


                   VALUATION AND QUALIFYING ACCOUNTS
                            (In thousands)




                                    Balance at   Charged to   Write-Off   Balance at
                                   Beginning of   Costs and  of Doubtful    End of
                                      Period      Expenses     Accounts     Period
                                   ------------  ----------  -----------  ----------
Year ended December 31, 2000:
  Allowance for doubtful accounts     $3,236       $2,191      $1,433       $3,994
                                      ======       ======      ======       ======

Year ended December 31, 1999:
  Allowance for doubtful accounts     $2,933       $  606      $  303       $3,236
                                      ======       ======      ======       ======

Year ended December 31, 1998:
  Allowance for doubtful accounts     $3,126       $  206      $  399       $2,933
                                      ======       ======      ======       ======


                             EXHIBIT INDEX


                                                Page Number or
Exhibit                                        Incorporated by
Number        Description                        Reference to
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

3(ii)     Revised and            Exhibit 3(ii) to the Company's report on
          Amended By-Laws        Form 10-K for the year ended December 31,
                                 1994

10.1      Second Amended and     Exhibit 10 to the Company's report on Form
          Restated Stock Option  10-Q for the quarter ended June 30, 2000
          Plan

10.2      Initial Subscription   Exhibit 2.1 to the Company's report on Form
          Agreement of           8-K filed July 17, 2000
          Transplace.com, LLC,
          dated April 19, 2000

10.3      Operating Agreement    Exhibit 2.2 to the Company's report on Form
          of Transplace.com,     8-K filed July 17, 2000
          LLC, dated April 19,
          2000

11        Statement Re:          Filed herewith
          Computation of Per
          Share Earnings

21        Subsidiaries of        Filed herewith
          the Registrant

23.1      Consent of KPMG LLP    Filed herewith

23.2      Consent of Arthur      Filed herewith
          Andersen LLP

99        Report of Independent  Filed herewith
          Public Accountants of
          Arthur Andersen LLP

                                  30