Form 10-Q
period 2001-03-31
WERNER ENTERPRISES INC
filed 2001-05-15
CIK 793074

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                                  Commission file number
March 31, 2001                                                        0-14690


                          WERNER ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)


NEBRASKA                                                           47-0648386
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                  68145-0308                    (402) 895-6640
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


                        YES   [X]        NO   [   ]


      As of April 30, 2001, 47,161,991 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                             INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

     Consolidated Statements of Income for the Three Months Ended
     March 31, 2001 and 2000                                              3

     Consolidated Condensed Balance Sheets as of March 31, 2001 and
     December 31, 2000                                                    4

     Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 2001 and 2000                                              5

     Notes to Consolidated Financial Statements as of March 31, 2001      6

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk      13


PART II - OTHER INFORMATION
Items 1, 2, 3, 4 and 5 - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K                                13


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

     Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended
(In thousands, except per share amounts)                    March 31
------------------------------------------------------------------------------
                                                      2001              2000
------------------------------------------------------------------------------
                                                           (Unaudited)

Operating revenues                                  $304,577          $291,379
                                                    --------------------------

Operating expenses:
   Salaries, wages and benefits                      109,074           103,312
   Fuel                                               35,064            31,209
   Supplies and maintenance                           26,944            25,312
   Taxes and licenses                                 23,078            21,462
   Insurance and claims                               10,741             6,980
   Depreciation                                       29,195            26,321
   Rent and purchased transportation                  50,272            57,027
   Communications and utilities                        3,743             3,686
   Other                                                 407            (2,465)
                                                    --------------------------
      Total operating expenses                       288,518           272,844
                                                    --------------------------

Operating income                                      16,059            18,535
                                                    --------------------------

Other expense (income):
   Interest expense                                    1,406             2,235
   Interest income                                      (894)             (447)
   Other                                                 419               105
                                                    --------------------------
      Total other expense                                931             1,893
                                                    --------------------------
Income before income taxes                            15,128            16,642

Income taxes                                           5,673             6,324
                                                    --------------------------
Net income                                          $  9,455          $ 10,318
                                                    ==========================
Average common shares outstanding                     47,072            47,092
                                                    ==========================
Basic earnings per share                            $    .20          $    .22
                                                    ==========================
Diluted shares outstanding                            47,663            47,251
                                                    ==========================
Diluted earnings per share                          $    .20          $    .22
                                                    ==========================
Dividends declared per share                        $   .025          $   .025
                                                    ==========================

                          WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                    March 31         December 31
------------------------------------------------------------------------------
                                                    2001               2000
------------------------------------------------------------------------------
                                                 (Unaudited)

ASSETS


Current assets:
   Cash and cash equivalents                      $   28,498        $   25,485
   Accounts receivable, net                          127,375           123,518
   Receivable from unconsolidated affiliate                -             5,332
   Other receivables                                  10,619            10,257
   Prepaid taxes, licenses and permits                10,021            12,396
   Other current assets                               30,642            29,789
                                                  ----------------------------
      Total current assets                           207,155           206,777
                                                  ----------------------------

Property and equipment                             1,041,567         1,021,679
Less - accumulated depreciation                      333,395           313,881
                                                  ----------------------------
      Property and equipment, net                    708,172           707,798
                                                  ----------------------------

Notes receivable                                       4,341             4,420

Investment in unconsolidated affiliate                 4,933             5,324

Other non-current assets                               2,652             2,888
                                                  ----------------------------
                                                  $  927,253        $  927,207
                                                  ============================


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                               $   31,493        $   30,710
   Insurance and claims accruals                      35,716            36,057
   Accrued payroll                                    15,454            12,746
   Payable to unconsolidated affiliate                 3,115                 -
   Other current liabilities                          22,117            21,906
                                                  ----------------------------
      Total current liabilities                      107,895           101,419
                                                  ----------------------------

Long-term debt                                        60,000           105,000

Insurance, claims and other long-term accruals        34,301            32,301

Deferred income taxes                                179,901           152,403

Stockholders' equity                                 545,156           536,084
                                                  ----------------------------
                                                  $  927,253        $  927,207
                                                  ============================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Three Months Ended
(In thousands)                                               March 31
------------------------------------------------------------------------------
                                                      2001              2000
------------------------------------------------------------------------------
                                                            (Unaudited)

Cash flows from operating activities:
   Net income                                       $  9,455          $ 10,318
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                     29,195            26,321
     Deferred income taxes                            27,498             2,580
     Gain on disposal of property and equipment          (57)           (2,787)
     Equity in loss of unconsolidated affiliate          391                 -
     Tax benefit from exercise of stock options          157                 3
     Other long-term assets                              236                 -
     Insurance claims and other long-term accruals     2,000                 -
     Changes in certain working capital items:
       Accounts receivable, net                       (3,857)           (3,522)
       Prepaid expenses and other current assets       6,492            (2,748)
       Accounts payable                                  783            (4,785)
       Other current liabilities                       5,684             6,208
                                                    --------------------------
    Net cash provided by operating activities         77,977            31,588
                                                    --------------------------

Cash flows from investing activities:
   Additions to property and equipment               (40,199)          (32,563)
   Proceeds from sales of property and equipment      10,562            25,306
   Proceeds from collection of notes receivable          204                 -
                                                    --------------------------
    Net cash used in investing activities            (29,433)           (7,257)
                                                    --------------------------

Cash flows from financing activities:
   Repayments of short-term debt                           -           (20,000)
   Repayments of long-term debt                      (45,000)                -
   Dividends on common stock                          (1,176)           (1,180)
   Repurchases of common stock                             -            (2,113)
   Stock options exercised                               645                 3
                                                    --------------------------
    Net cash used in financing activities            (45,531)          (23,290)
                                                    --------------------------

Net increase in cash and cash equivalents              3,013             1,041
Cash and cash equivalents, beginning of period        25,485            15,368
                                                    --------------------------
Cash and cash equivalents, end of period            $ 28,498          $ 16,409
                                                    ==========================

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
   Interest                                         $  1,709          $  1,844
   Income taxes                                     $(22,480)         $  1,323
Supplemental schedule of non-cash investing
 activities:
   Notes receivable issued upon sale of revenue
    equipment                                       $    125          $  1,423


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Investment in Unconsolidated Affiliate

     Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace.com, LLC (TPC), in exchange for an equity interest in TPC of approximately 15%. TPC is a joint venture of six large transportation companies - Covenant Transport, Inc.; J. B. Hunt Transport Services, Inc.; M. S. Carriers, Inc.; Swift Transportation Co., Inc.; U. S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc. Accordingly, the Company is accounting for its investment in TPC using the equity method. Management believes this method is appropriate because the Company has the ability to exercise significant influence over operating and financial policies of TPC through its representation on the TPC board of directors. At March 31, 2001, the investment in unconsolidated affiliate includes a $5,000,000 investment in TPC less $67,000, which represents the Company's 15% equity in the operations of unconsolidated affiliate.


(2)  Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                     March 31   December 31
                                                       2001        2000
                                                     --------   -----------
     Notes payable to banks under committed credit
       facilities                                     $10,000     $ 55,000
     6.55% Series A Senior Notes, due November 2002    20,000       20,000
     6.02% Series B Senior Notes, due November 2002    10,000       10,000
     5.52% Series C Senior Notes, due December 2003    20,000       20,000
                                                      -------     --------
     Long-term debt                                   $60,000     $105,000
                                                      =======     ========

      The notes payable to banks under committed credit facilities bear variable interest (6.04% at March 31, 2001) based on the London Interbank Offered Rate (LIBOR) and mature in August 2002. The Company has an additional $90 million of available long-term credit facilities with banks which bear variable interest based on LIBOR, on which no borrowings were outstanding at March 31, 2001.


(3)  Commitments

      As of March 31, 2001, the Company has commitments for net capital expenditures of approximately $42.6 million.


(4)  Accounting Standards

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which was amended by SFAS No. 138. SFAS 133, effective for all fiscal quarters of fiscal years beginning after June 15, 2000, establishes standards for reporting and display of derivative instruments and for hedging activities. Management has determined that adoption of these two statements did not have any effect on the results of operations or financial position during the first quarter of 2001.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and affects a broad range of industries. SAB 101 was effective for the Company in the fourth quarter of 2000. Because the Company has historically recognized revenue when shipments are delivered, the adoption of SAB 101 had no effect on the results of operations or financial position of the Company.


(5)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below. Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.

                                               (in thousands, except
                                                per share amounts)
                                                Three Months Ended
                                                     March 31
                                              -----------------------
                                                 2001         2000
                                              -----------------------
      Net income                              $   9,455    $   10,318
                                              =======================

      Average common shares outstanding          47,072        47,092
      Common stock equivalents                      591           159
                                              -----------------------
      Diluted shares outstanding                 47,663        47,251
                                              =======================
      Basic earnings per share                $     .20    $      .22
                                              =======================
      Diluted earnings per share              $     .20    $      .22
                                              =======================

      Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:

                                                Three Months Ended
                                                     March 31
                                         --------------------------------
                                              2001              2000
                                         --------------------------------
      Number of shares under option               7,500           718,501

      Range of option purchase prices     $19.13-$20.50     $14.94-$20.50



(6)  Segment Information

     The Company has one reportable segment- Truckload transportation services. This segment consists of five operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. The Medium- to Long-Haul Van fleet transports a variety of consumer, non-durable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional Short-Haul fleet provides comparable truckload van service within five geographic areas. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center.

     The Company generates non-trucking revenues related to freight transportation management, third-party equipment maintenance, and other business activities. None of these operations meet the quantitative threshold reporting requirements of SFAS No. 131. As a result, these operations are grouped in "Other" in the table below. The Company does not prepare separate balance sheets by segments and, as a result, assets are not separately identifiable by segment. The Company has no significant intersegment sales or expense transactions that would result in adjustments necessary to eliminate amounts between the Company's segments.

     The following tables summarize the Company's segment information (in thousands of dollars):

                             For the Quarter Ended March 31, 2001
                             ------------------------------------
                               Truckload
                             Transportation
                                Services       Other      Total
                             ------------------------------------
      Revenues                     $289,811   $14,766    $304,577

      Operating Income               15,702       357      16,059


                             For the Quarter Ended March 31, 2000
                             ------------------------------------
                               Truckload
                             Transportation
                                Services       Other      Total
                             ------------------------------------

      Revenues                     $272,159   $19,220    $291,379

      Operating Income (Loss)        18,794      (259)     18,535


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This report contains forward-looking statements which are based on information currently available to the Company's management. Actual results could differ materially from those anticipated in forward-looking statements as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company assumes no obligation to update any forward-looking statement to the extent it becomes aware that it will not be achieved for any reason.

Financial Condition:

      During the three months ended March 31, 2001, the Company generated cash flow from operations of $78.0 million. The increase in operating cash flows from deferred income taxes from first quarter 2000 to first quarter 2001 was due primarily to the implementation of certain tax strategies. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $29.6 million, repay $45.0 million of debt, and pay common stock dividends of $1.2 million. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

      The Company's debt to equity ratio at March 31, 2001 was 11.0%, compared with 19.6% at December 31, 2000. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 9.9% at March 31, 2001 compared to 16.4% at December 31, 2000.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.

                                             Percentage of Operating
                                                    Revenues
                                             -----------------------
                                               Three Months Ended
                                                    March 31
                                                2001         2000
                                             -----------------------
      Operating revenues                       100.0%       100.0%
                                               ------------------

      Operating expenses:
        Salaries, wages and benefits            35.8         35.4
        Fuel                                    11.5         10.7
        Supplies and maintenance                 8.9          8.7
        Taxes and licenses                       7.6          7.4
        Insurance and claims                     3.5          2.4
        Depreciation                             9.6          9.0
        Rent and purchased transportation       16.5         19.5
        Communications and utilities             1.2          1.3
        Other                                    0.1         (0.8)
                                               ------------------
          Total operating expenses              94.7         93.6
                                               ------------------

      Operating income                           5.3          6.4
      Net interest expense and other             0.3          0.7
                                               ------------------
      Income before income taxes                 5.0          5.7
      Income taxes                               1.9          2.2
                                               ------------------
      Net income                                 3.1%         3.5%
                                               ==================

                                             --------------------
                                             Operating Statistics
                                             --------------------

      Average monthly miles per tractor       10,242       10,505
      Average revenues per total mile (1)     $1.189       $1.172
      Average revenues per loaded mile (1)    $1.331       $1.302
      Average percentage of empty miles        10.67%        9.99%
      Average tractors in service              7,547        7,127
      Non-trucking revenues (in thousands)   $14,766      $19,220
      Total tractors (at quarter end)
        Company                                6,440        5,925
        Owner-operator                         1,185        1,250
                                               -----        -----
          Total tractors                       7,625        7,175

      Total trailers (at quarter end)         19,860       18,900

      (1) Net of fuel surcharge revenues.


Three Months Ended March 31, 2001 and 2000
------------------------------------------

     Operating revenues increased 4.5% for the three months ended March 31, 2001, compared to the same period of the prior year, due in part to a 5.9% increase in the average number of tractors in service. Revenue per mile, excluding fuel surcharges, increased 1.5%, and revenue per mile, including fuel surcharges, increased 3.1% compared to first quarter 2000. Excluding fuel surcharge revenues, trucking revenues increased 4.8% for the three months ended March 31, 2001, compared to the same period of the prior year. These increases were offset by a 2.5% decrease in miles per truck compared to first quarter 2000 and a $4.5 million decrease (23% decrease) in revenues from logistics and other non-trucking transportation services due to the Company transferring logistics business to Transplace.com on June 30, 2000. See discussion of Transplace.com on the following pages.

      Freight demand during first quarter 2001 was less than first quarter 2000. Over the past several months, the Company has increased its focus on margin improvement and debt reduction rather than on growth. Until market conditions improve, the Company anticipates growing its fleet at a slower rate. However, when market conditions improve, the Company intends to increase its growth rate.

      Operating expenses, expressed as a percentage of operating revenues, were 94.7% for the three months ended March 31, 2001, compared to 93.6% for the three months ended March 31, 2000. The decrease in owner-operator miles as a percentage of total miles (17.3% in first quarter 2001 compared to 19.6% in first quarter 2000), contributed to a shift in costs from the rent and purchased transportation expense category to several other expense categories, as described on the following pages. Owner-operators are independent contractors who supply their own tractor and driver, and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes.

      Salaries, wages and benefits increased from 35.4% to 35.8% of revenues. This was partially due to an increase in driver costs due to a higher number of student drivers and a higher percentage of Company drivers compared to owner-operators in first quarter 2001 versus first quarter 2000. This was offset by a reduction in non-driver salaries due to a higher ratio of tractors to non-driver employees in first quarter 2001 compared to first quarter 2000. Workers' compensation expense increased due to rising medical costs and higher weekly claim payments. While the market for recruiting and retaining drivers is almost always challenging, market conditions improved during first quarter. A rising unemployment rate and trucking company business failures helped the Company increase its company driver workforce and improve its driver turnover percentage slightly. The Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel increased from 10.7% to 11.5% of revenues due mainly to a higher percentage of company drivers compared to owner-operators during the quarter compared to the same quarter of the prior year. Diesel fuel prices were 1.4% higher during first quarter 2001 compared to first quarter 2000, although prices remain near historically high levels. The Company's customer fuel surcharge reimbursement programs recovered most of the increase in fuel cost. After considering the amounts collected from customers through fuel surcharge programs, net of reimbursements to owner-operators, there was no significant impact on first quarter 2001 earnings per share compared to first quarter 2000 earnings per share due to higher fuel costs. Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether higher fuel price levels will continue or the extent to which fuel surcharges will be collected from customers. As of March 31, 2001, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Insurance and claims increased from 2.4% to 3.5% of revenues due to more severe winter weather conditions in the first quarter of 2001 compared to the same quarter last year. The frequency of property damage and related cargo-damage accidents increased. Depreciation increased from 9.0% to 9.6% of revenues because of the larger percentage of company-owned trucks versus owner-operator trucks.

     Rent and purchased transportation decreased from 19.5% to 16.5% of revenues due primarily to transferring most of the Company's logistics business to Transplace.com and the decrease in owner-operator miles as a percentage of total miles. The Company has experienced difficulty in recruiting and retaining owner-operators because of high fuel prices, resulting in a reduction of the number of owner-operator tractors from 1,250 as of March 31, 2000, to 1,185 as of March 31, 2001. The Company reimburses owner-operators for the higher cost of fuel based on fuel surcharge reimbursements collected from customers.

     On June 30, 2000, the Company transferred its logistics business unit to Transplace.com. The Company is one of six large truckload transportation companies that contributed their logistics businesses to this commonly owned, Internet-based logistics company. Each of the six founding members of Transplace.com contributed their logistics business, related intangible assets, and $5 million of cash. The Company transferred logistics business representing about 3% of total revenues for the three months ended March 31, 2000 to Transplace.com. The Company is recording its approximate 15% investment in Transplace.com using the equity method of accounting and is accruing its percentage share of Transplace.com's earnings as an other non-operating item. In first quarter 2001, the Company recorded a loss of approximately $0.4 million as its percentage share of estimated Transplace.com earnings.

     Other operating expenses changed from a credit of (0.8)% to 0.1% of revenues due to a weak market for the sale of used trucks. Record levels of trucks manufactured over the past two years, an increased supply of used trucks caused in part by trucking company business failures, and slower fleet growth by many carriers have all contributed to a decline in the market value of used trucks. During first quarter 2001, the Company traded more of its used trucks, and the excess of the trade price over the net book value of the truck reduced the cost basis of the new truck. In first quarter of 2000, the Company sold most of its used trucks to third parties through its Fleet Truck Sales retail network and realized gains of $2.8 million. Due to a reduced number of trucks sold to third parties and a lower average gain per truck, in first quarter 2001 the Company realized gains of $0.1 million. The Company cannot predict whether the current state of the used truck market will continue.

      Interest expense decreased from 0.8% to 0.5% of revenues due to a reduction in the Company's borrowings. Average debt outstanding in first quarter 2001 was $82.5 million versus $135.0 million in first quarter 2000.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% and 38.0% for the three-month periods ended March 31, 2001 and 2000, respectively. The effective income tax rate for the 2001 period decreased due to the implementation of certain tax strategies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

     The Company had $10 million of variable rate debt at March 31, 2001. The interest rates on the variable rate debt are based on the London Interbank Offered Rate (LIBOR). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $100,000.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. As of March 31, 2001, the Company has implemented customer fuel surcharges with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2001, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.


                                  PART II

                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None


(b)  Reports on Form 8-K.

     (i) A report on Form 8-K, filed January 26, 2001, regarding a news release on January 22, 2001, announcing the Company's operating revenues and earnings for the fourth quarter and year ended December 31, 2000.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WERNER ENTERPRISES, INC.



Date:     May 15, 2001              By:  /s/ John J. Steele
       ----------------------            ------------------------------
                                         John J. Steele
                                         Vice President, Treasurer and
                                         Chief Financial Officer



Date:     May 15, 2001              By:  /s/ James L. Johnson
       ----------------------            ------------------------------
                                         James L. Johnson
                                         Vice President, Controller and
                                         Corporate Secretary