Form 10-Q
period 2001-06-30
WERNER ENTERPRISES INC
filed 2001-08-14
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended                               Commission file number
June 30, 2001                                                      0-14690


                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)


NEBRASKA                                                        47-0648386
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                  68145-0308                 (402) 895-6640
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


                        YES   [X]        NO   [   ]


      As of July 31, 2001, 47,504,527 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q

                                                                       PAGE
PART I - FINANCIAL INFORMATION                                         ----
Item 1 - Financial Statements


       Consolidated  Statements of Income for the  Three  Months  Ended
       June 30, 2001 and 2000                                              3

       Consolidated Statements of Income for the Six Months Ended  June
       30, 2001 and 2000                                                   4

       Consolidated  Condensed Balance Sheets as of June 30,  2001  and
       December 31, 2000                                                   5

       Consolidated  Statements of Cash Flows for the Six Months  Ended
       June 30, 2001 and 2000                                              6

       Notes to Consolidated Financial Statements as of June 30, 2001      7

Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk       14


PART II - OTHER INFORMATION
Items 1, 2, 3 and 5 - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders              15

Item 6 - Exhibits and Reports on Form 8-K                                 15



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

     Operating results for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                  June 30
-------------------------------------------------------------------------
                                                     2001          2000
-------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $322,777       $307,242
                                                 ------------------------

Operating expenses:
  Salaries, wages and benefits                     114,862        107,540
  Fuel                                              35,714         31,839
  Supplies and maintenance                          29,275         26,327
  Taxes and licenses                                23,192         22,186
  Insurance and claims                              10,911          8,224
  Depreciation                                      28,908         26,794
  Rent and purchased transportation                 55,245         59,338
  Communications and utilities                       3,567          3,475
  Other                                              1,170           (899)
                                                 ------------------------
    Total operating expenses                       302,844        284,824
                                                 ------------------------

Operating income                                    19,933         22,418
                                                 ------------------------

Other expense (income):
  Interest expense                                     834          1,978
  Interest income                                     (554)          (625)
  Other                                                307            235
                                                 ------------------------
    Total other expense                                587          1,588
                                                 ------------------------
Income before income taxes                          19,346         20,830

Income taxes                                         7,255          7,915
                                                 ------------------------

Net income                                        $ 12,091       $ 12,915
                                                 ========================

Average common shares outstanding                   47,270         47,061
                                                 ========================

Basic earnings per share                          $    .26       $    .27
                                                 ========================

Diluted shares outstanding                          47,917         47,304
                                                 ========================

Diluted earnings per share                        $    .25       $    .27
                                                 ========================

Dividends declared per share                      $   .025       $   .025
                                                 ========================

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                      Six Months Ended
(In thousands, except per share amounts)                  June 30
-------------------------------------------------------------------------
                                                     2001          2000
-------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $627,354       $598,621
                                                 ------------------------

Operating expenses:
  Salaries, wages and benefits                     223,936        210,852
  Fuel                                              70,778         63,048
  Supplies and maintenance                          56,219         51,639
  Taxes and licenses                                46,270         43,648
  Insurance and claims                              21,652         15,204
  Depreciation                                      58,103         53,115
  Rent and purchased transportation                105,517        116,365
  Communications and utilities                       7,310          7,161
  Other                                              1,577         (3,364)
                                                 ------------------------
    Total operating expenses                       591,362        557,668
                                                 ------------------------

Operating income                                    35,992         40,953
                                                 ------------------------

Other expense (income):
  Interest expense                                   2,240          4,213
  Interest income                                   (1,448)        (1,072)
  Other                                                726            340
                                                 ------------------------
    Total other expense                              1,518          3,481
                                                 ------------------------

Income before income taxes                          34,474         37,472

Income taxes                                        12,928         14,239
                                                 ------------------------

Net income                                        $ 21,546       $ 23,233
                                                 ========================

Average common shares outstanding                   47,172         47,077
                                                 ========================

Basic earnings per share                          $    .46       $    .49
                                                 ========================

Diluted shares outstanding                          47,792         47,277
                                                 ========================

Diluted earnings per share                        $    .45       $    .49
                                                 ========================

Dividends declared per share                      $   .050       $   .050
                                                 ========================

                          WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                     June 30    December 31
-------------------------------------------------------------------------
                                                     2001         2000
-------------------------------------------------------------------------
                                                  (Unaudited)


ASSETS


Current assets:
  Cash and cash equivalents                     $   19,756     $   25,485
  Accounts receivable, net                         135,951        123,518
  Receivable from unconsolidated affiliate               -          5,332
  Other receivables                                  9,082         10,257
  Prepaid taxes, licenses and permits                6,918         12,396
  Other current assets                              30,787         29,789
                                                -------------------------
    Total current assets                           202,494        206,777
                                                -------------------------

Property and equipment                           1,070,872      1,021,679
Less - accumulated depreciation                    344,669        313,881
                                                -------------------------
    Property and equipment, net                    726,203        707,798
                                                -------------------------

Notes receivable                                     4,198          4,420

Investment in unconsolidated affiliate               4,687          5,324

Other non-current assets                             2,652          2,888
                                                -------------------------
                                                $  940,234     $  927,207
                                                =========================


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                              $   32,510       $ 30,710
  Insurance and claims accruals                     37,426         36,057
  Accrued payroll                                   15,614         12,746
  Payable to unconsolidated affiliate                2,092              -
  Other current liabilities                         16,163         21,906
                                                -------------------------
    Total current liabilities                      103,805        101,419
                                                -------------------------

Long-term debt                                      55,000        105,000


Insurance, claims and other long-term accruals      35,301         32,301

Deferred income taxes                              184,907        152,403


Stockholders' equity                               561,221        536,084
                                                -------------------------

                                                $  940,234     $  927,207
                                                =========================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
(In thousands)                                            June 30
------------------------------------------------------------------------
                                                     2001          2000
------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                      $ 21,546       $ 23,233
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                    58,103         53,115
    Deferred income taxes                           32,504          5,808
    Loss(gain) on disposal of property and
     equipment                                         465         (3,999)
    Equity in loss of unconsolidated affiliate         637            120
    Tax benefit from exercise of stock options       1,138             65
    Other long-term assets                             236              -
    Insurance claims and other long-term accruals    3,000              -
    Changes in certain working capital items:
      Accounts receivable, net                     (12,433)        (6,599)
      Prepaid expenses and other current assets     10,987          1,728
      Accounts payable                               1,800         (7,541)
      Other current liabilities                        577          9,151
                                                -------------------------
    Net cash provided by operating activities      118,560         75,081
                                                -------------------------
Cash flows from investing activities:
  Additions to property and equipment              (99,607)       (81,859)
  Proceeds from sales of property and equipment     22,429         44,013
  Investment in unconsolidated affiliate                 -           (750)
  Proceeds from collection of notes receivable         427             36
                                                -------------------------
    Net cash used in investing activities          (76,751)       (38,560)
                                                -------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt           5,000              -
  Repayments of short-term debt                          -        (25,000)
  Repayments of long-term debt                     (55,000)        (5,000)
  Dividends on common stock                         (2,360)        (2,356)
  Repurchases of common stock                            -         (2,135)
  Stock options exercised                            4,822            302
                                                -------------------------
    Net cash used in financing activities          (47,538)       (34,189)
                                                -------------------------

Net (decrease)increase in cash and cash
 equivalents                                        (5,729)         2,332
Cash and cash equivalents, beginning of period      25,485         15,368
                                                -------------------------
Cash and cash equivalents, end of period          $ 19,756       $ 17,700
                                                =========================
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest                                        $  2,762       $  4,165
  Income taxes                                    $(15,810)      $  1,797

Supplemental schedule of non-cash investing activities:
  Notes receivable issued upon sale of revenue
   equipment                                      $    205       $  2,406


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Investment in Unconsolidated Affiliate

     Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace, LLC (TPC), in exchange for an equity interest in TPC of approximately 15%. TPC is a joint venture of five large transportation companies - Covenant Transport, Inc.; J. B. Hunt Transport Services, Inc.; Swift Transportation Co., Inc.; U. S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc. Accordingly, the Company is accounting for its investment in TPC using the equity method. Management believes this method is appropriate because the Company has the ability to exercise significant influence over operating and financial policies of TPC through its representation on the TPC board of directors. At June 30, 2001, the investment in unconsolidated affiliate includes a $5,000,000 investment in TPC less $313,100, which represents the Company's 15% equity in the operations of unconsolidated affiliate.


(2)  Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                             June 30,     December 31,
                                               2001          2000
                                             -------      -----------
     Notes payable to banks under committed
      credit facilities                     $  5,000       $ 55,000
     6.55% Series A Senior Notes, due
      November 2002                           20,000         20,000
     6.02% Series B Senior Notes, due
      November 2002                           10,000         10,000
     5.52% Series C Senior Notes, due
      December 2003                           20,000         20,000
                                            --------       --------
     Long-term debt                         $ 55,000       $105,000
                                            ========       ========


      The notes payable to banks under committed credit facilities bear variable interest (4.14% at June 30, 2001) based on the London Interbank Offered Rate (LIBOR) and mature in August 2002. The Company has an additional $95 million of available long-term credit facilities with banks which bear variable interest based on LIBOR, on which no borrowings were outstanding at June 30, 2001.


(3)  Commitments

     As of June 30, 2001, the Company has commitments for net capital expenditures of approximately $25 million.

(4)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below. Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.


                             (in thousands, except per share amounts)
                           Three Months Ended        Six Months Ended
                                 June 30                 June 30
                          --------------------     --------------------
                             2001      2000           2001      2000
                          --------------------     --------------------
     Net income           $  12,091 $   12,915     $  21,546  $  23,233
                          ====================     ====================
     Average common
      shares outstanding     47,270     47,061        47,172     47,077
     Common stock
      equivalents               647        243           620        200
     Diluted shares       --------------------     --------------------
      outstanding            47,917     47,304        47,792     47,277
                          ====================     ====================
     Basic earnings per
      share               $     .26 $      .27     $     .46  $     .49
                          ====================     ====================
     Diluted earnings
      per share           $     .25 $      .27     $     .45  $     .49
                          =====================    ====================

      Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:

                           Three Months Ended        Six Months Ended
                                June 30                  June 30
                          ---------------------    --------------------
                            2001           2000      2001          2000
                          ---------------------    --------------------
     Number of shares
      under option          7,500       684,437     7,500       684,437

     Range of option      $19.13-       $14.94-    $19.13-       $14.94-
      purchase prices       $20.50        $20.50     $20.50        $20.50


(5)  Segment Information

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

     The following tables summarize the Company's segment information (in thousands of dollars):

                                                 Revenues
                                                 --------
                               Three Months Ended         Six Months Ended
                                     June 30                  June 30
                              -------------------       -------------------
                                 2001      2000           2001      2000
                              -------------------       -------------------
   Truckload Transportation
    Services                  $303,413   $286,502       $593,224   $558,661
   Other                        19,364     20,740         34,130     39,960
                              -------------------       -------------------
   Total                      $322,777   $307,242       $627,354   $598,621
                              ===================       ===================

                                             Operating Income
                                             ----------------
                               Three Months Ended        Six Months Ended
                                     June 30                  June 30
                              -------------------       -------------------
                                 2001      2000           2001      2000
                              -------------------       -------------------
   Truckload Transportation
    Services                   $19,802    $22,819        $35,504    $41,614
   Other                           131       (401)           488       (661)
                              -------------------       -------------------
   Total                       $19,933    $22,418        $35,992    $40,953
                              ===================       ===================

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


Financial Condition:

      During the six months ended June 30, 2001, the Company generated cash flow from operations of $119 million. The portion of the increase in operating cash flow from deferred income taxes from the six months ended June 30, 2000 to the six months ended June 30, 2001 was due primarily to the implementation of certain tax strategies. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $77.2 million, repay $50 million of debt, and pay common stock dividends of $2.4 million. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary, to continue with its growth plans.

     The Company's debt to equity ratio at June 30, 2001 was 9.8%, compared with 19.6% at December 31, 2000. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 8.9% at June 30, 2001 compared to 16.4% at December 31, 2000.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.

                                    Percentage of Operating Revenues
                               --------------------------------------------
                                 Three Months Ended     Six Months Ended
                                      June 30                June 30
                                  2001       2000        2001       2000
                               --------------------------------------------
     Operating revenues          100.0 %     100.0 %    100.0 %     100.0 %
                               --------------------------------------------
     Operating expenses:
       Salaries, wages and
        benefits                  35.6        35.0       35.7        35.2
       Fuel                       11.1        10.4       11.3        10.5
       Supplies and
        maintenance                9.1         8.6        9.0         8.6
       Taxes and licenses          7.2         7.2        7.4         7.3
       Insurance and claims        3.4         2.7        3.4         2.5
       Depreciation                8.9         8.7        9.3         8.9
       Rent and purchased
        transportation            17.1        19.3       16.8        19.4
       Communications and
        utilities                  1.1         1.1        1.2         1.2
       Other                       0.3        (0.3)       0.2        (0.6)
                               --------------------------------------------
          Total operating
           expenses               93.8        92.7       94.3        93.2
                               --------------------------------------------
     Operating income              6.2         7.3        5.7         6.8
     Net interest expense
      and other                    0.2         0.5        0.2         0.6
                               --------------------------------------------
     Income before income
      taxes                        6.0         6.8        5.5         6.3
     Income taxes                  2.3         2.6        2.1         2.4
                               --------------------------------------------
     Net income                    3.7 %       4.2 %      3.4 %       3.9 %
                               ============================================

                               --------------------
                               Operating Statistics
                               --------------------
     Average monthly miles
      per tractor               10,357      10,647
     Average revenues per
      total mile (1)            $1.204      $1.187
     Average revenues per
      loaded mile (1)           $1.335      $1.315
     Average percentage of
      empty miles                 9.81%       9.74%
     Average tractors in
      service                    7,746       7,271
     Non-trucking revenues
      (in thousands)           $19,364     $20,740
     Total tractors
      (at quarter end)
        Company                  6,590       6,125
        Owner-operator           1,135       1,200
                               -------     -------
          Total tractors         7,725       7,325

     Total trailers (at
      quarter end)              19,850      19,200

     (1) Net of fuel surcharge revenues.


Three Months Ended June 30, 2001 and 2000
-----------------------------------------

      Operating revenues increased 5.1% for the three months ended June 30, 2001, compared to the same period of the prior year, due in part to a 6.5% increase in the average number of tractors in service. Revenue per mile, excluding fuel surcharges, increased 1.4%, and revenue per mile, including fuel surcharges, increased 2.2% compared to second quarter 2000. Excluding fuel surcharge revenues, trucking revenues increased 5.1% for the three months ended June 30, 2001, compared to the same period of the prior year. These increases were offset by a 2.7% decrease in miles per truck compared to second quarter 2000 and a $1.4 million net decrease (6.6% decrease) in revenues from logistics and other non-trucking transportation services. Logistics business representing $11.6 million of revenues for the three months ended June 30, 2000 was transferred to Transplace; however, during the three months ended June 30, 2001, this was offset by an increase in other non-trucking transportation services. See discussion of Transplace on the following pages.

      Operating expenses, expressed as a percentage of operating revenues, were 93.8% for the three months ended June 30, 2001, compared to 92.7% for the three months ended June 30, 2000. The decrease in owner-operator miles as a percentage of total miles (16.5% in second quarter 2001 compared to 18.9% in second quarter 2000), contributed to a shift in costs from the rent and purchased transportation expense category to several other expense categories, as described on the following pages. Owner-operators are independent contractors who supply their own tractor and driver, and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, it has become more difficult to retain owner-operator drivers due to the challenging operating conditions for owner-operators.

     Salaries, wages and benefits increased from 35.0% to 35.6% of revenues due to a higher percentage of company drivers as compared to owner-operators in second quarter 2001 and an increase in the number of student drivers. This was offset by a reduction in non-driver salaries due to a higher ratio of tractors to non-driver employees in second quarter 2001 compared to second quarter 2000. Workers' compensation expense increased due to rising medical costs and higher weekly claim payments. The market for attracting company drivers has improved during 2001; however, the Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel increased from 10.4% to 11.1% of revenues due mainly to a higher percentage of company drivers compared to owner-operators during the quarter compared to the same quarter of the prior year. Diesel fuel prices were about 6% higher during second quarter 2001 compared to second quarter 2000. The Company's customer fuel surcharge reimbursement programs recovered most of the increase in fuel cost. After considering the amounts collected from customers through fuel surcharge programs, net of reimbursements to owner-operators, there was no significant impact on second quarter 2001 earnings per share compared to second quarter 2000 earnings per share due to higher fuel costs. Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether higher fuel price levels will continue or the extent to which fuel surcharges will be collected from customers. As of June 30, 2001, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

      Supplies and maintenance increased from 8.6% to 9.1% of revenues due to a higher percentage of company drivers compared to owner-operators during the second quarter 2001.

     Insurance and claims increased from 2.7% to 3.4% of revenues due primarily to unfavorable claims experience in second quarter 2001. Insurance premiums in the liability insurance market have increased in recent months. Since the Company is self-insured for $500,000 of liability for each claim, these premium increases only affect the Company for coverage above this amount. The Company anticipates that the cost of liability coverage above this level will increase the Company's total insurance and claims expense by approximately 5% beginning in August 2001. Depreciation increased from 8.7% to 8.9% of revenues because of the larger percentage of company-owned trucks versus owner-operator trucks.

     Rent and purchased transportation decreased from 19.3% to 17.1% of revenues due primarily to transferring most of the Company's logistics business to Transplace and the decrease in owner-operator miles as a percentage of total miles. The Company has experienced difficulty in recruiting and retaining owner-operators because of high fuel prices, a weak used truck pricing market, and other factors. This has resulted in a reduction of the number of owner-operator tractors from 1,200 as of June 30, 2000, to 1,135 as of June 30, 2001. The Company reimburses owner-operators for the higher cost of fuel based on fuel surcharge reimbursements collected from customers.

     On June 30, 2000, the Company transferred its logistics business unit to Transplace. The Company is one of six large truckload transportation companies that contributed their logistics businesses to this commonly owned, Internet-based logistics company. Each of the six founding members of Transplace contributed their logistics business, related intangible assets, and $5 million of cash. The Company transferred logistics business representing $11.6 million of revenues for the three months ended June 30, 2000 to Transplace. The Company is recording its approximate 15% investment in Transplace using the equity method of accounting and is accruing its percentage share of Transplace's earnings as an other non-operating item. In second quarter 2001, the Company recorded a loss of approximately $0.2 million as its percentage share of estimated Transplace losses.

     Other operating expenses changed from a credit of (0.3)% to 0.3% of revenues due to a weak market for the sale of used trucks. Record levels of trucks manufactured over the past two years, an increased supply of used trucks caused in part by trucking company business failures, and slower fleet growth by many carriers have all contributed to a decline in the market value of used trucks. During second quarter 2001, the Company traded more of its used trucks, and the excess of the trade price over the net book value of the truck reduced the cost basis of the new truck. In second quarter of 2000, the Company sold most of its used trucks to third parties through its Fleet Truck Sales retail network and realized gains of $1.2 million. Due to a reduced number of trucks sold to third parties and a lower average sale price per truck, in second quarter 2001 the Company realized losses of $0.5 million. The Company cannot predict whether the current state of the used truck market will continue.

      Interest expense decreased from 0.6% to 0.3% of revenues due to a reduction in the Company's borrowings. Average debt outstanding in second quarter 2001 was $57.5 million versus $120 million in second quarter 2000.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% and 38.0% for the three-month periods ended June 30, 2001 and 2000, respectively. The effective income tax rate for the 2001 period decreased due to the implementation of certain tax strategies.

Six Months Ended June 30, 2001 and 2000
---------------------------------------

     Operating revenues increased by 4.8% for the six months ended June 30, 2001, compared to the same period of the previous year, primarily due to a 6.2% increase in the average number of tractors. Revenue per mile, excluding fuel surcharges, increased 1.4% due primarily to rate increases.

      Operating expenses, expressed as a percentage of operating revenues, were 94.3% for the six months ended June 30, 2001, compared to 93.2% for the same period of the previous year.

      Salaries, wages and benefits increased from 35.2% to 35.7% of revenues, primarily due to a higher percentage of company drivers as compared to owner-operators and an increase in the number of student drivers. Fuel increased from 10.5% to 11.3% of revenues due to higher fuel prices and an increase in the percentage of company drivers. Supplies and maintenance increased from 8.6% to 9.0% of revenues due to an increase in the number of company drivers. Insurance and claims increased from 2.5% to 3.4% of revenues due to unfavorable claims experience, including an increase in the frequency of property damage and cargo damage accidents. Depreciation increased from 8.9% to 9.3% due to the increase in the percentage of company drivers. Rent and purchased transportation decreased from 19.4% to 16.8% of revenues due to a decrease in the number of owner-operator trucks and a decrease in purchased transportation from logistics business that was transferred to Transplace. Other operating expenses changed from (0.6)% to 0.2% of revenues due to a weaker used truck market. Interest expense decreased from 0.7% to 0.3% of revenues due to a reduction in borrowings.


Accounting Standards:

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. As of June 30, 2001, the Company has no goodwill or intangible assets recorded in its financial statements. Management believes that SFAS 141 and SFAS 142 will have no effect on the financial position, results of operations and cash flows of the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

     The Company had $5 million of variable rate debt at June 30, 2001. The interest rates on the variable rate debt are based on the London Interbank Offered Rate (LIBOR). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $50,000.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. As of June 30, 2001, the Company has implemented customer fuel surcharges with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2001, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.


                                  PART II

                             OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 1, 2001 for the purpose of electing three directors for three-year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. Of the 47,091,895 shares entitled to vote, stockholders representing 45,007,010 shares (95.6%) were present in person or by proxy. The voting tabulation was as follows:

                                      Shares         Shares
                                      Voted          Voted
                                      "FOR"        "ABSTAIN"
                                    ----------      ---------
           Curtis G. Werner         41,551,937      3,455,073
           Gerald H. Timmerman      44,023,462        983,548
           Donald W. Rogert         44,017,959        989,051


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits


    None


(b) Reports on Form 8-K.


   (i) A report on Form 8-K, filed April 19, 2001, regarding a news release on April 16, 2001, announcing the Company's operating revenues and earnings for the first quarter ended March 31, 2001.
   (ii) A report on Form 8-K, filed May 18, 2001, regarding a news release on May 18, 2001, announcing the opening of the Laredo, Texas terminal.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:   August 14, 2001         By:  /s/ John J. Steele
     ----------------------          ------------------------------

                                     John J. Steele
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Date:   August 14, 2001         By:  /s/ James L. Johnson
     ----------------------          ------------------------------

                                     James L. Johnson
                                     Vice President, Controller and
                                     Corporate Secretary