Form 10-Q
period 2001-09-30
WERNER ENTERPRISES INC
filed 2001-11-09
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended                               Commission file number
September 30, 2001                                                 0-14690


                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)


NEBRASKA                                                        47-0648386
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                  68145-0308                 (402) 895-6640
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


                        YES   [X]        NO   [   ]


      As of October 31, 2001, 47,536,510 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q

                                                                        PAGE
PART I - FINANCIAL INFORMATION                                          ----
Item 1 - Financial Statements

       Consolidated  Statements of Income for the  Three  Months  Ended
       September 30, 2001 and 2000                                         3

       Consolidated  Statements of Income for  the  Nine  Months  Ended
       September 30, 2001 and 2000                                         4

       Consolidated Condensed Balance Sheets as of September  30,  2001
       and December 31, 2000                                               5

       Consolidated Statements of Cash Flows for the Nine Months  Ended
       September 30, 2001 and 2000                                         6

       Notes  to Consolidated Financial Statements as of September  30,
       2001                                                                7

Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk       14


PART II - OTHER INFORMATION
Items 1, 2, 3, 4, and 5 - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K                                 15


                                  PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods presented. They have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

      Operating results for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                September 30
-------------------------------------------------------------------------
                                                     2001          2000
-------------------------------------------------------------------------

                                                        (Unaudited)

Operating revenues                                $322,618       $304,572
                                                  -----------------------

Operating expenses:
  Salaries, wages and benefits                     115,020        109,283
  Fuel                                              33,560         35,237
  Supplies and maintenance                          31,723         26,895
  Taxes and licenses                                23,529         22,563
  Insurance and claims                               9,866          9,923
  Depreciation                                      29,005         27,811
  Rent and purchased transportation                 54,935         48,603
  Communications and utilities                       3,277          3,688
  Other                                              1,082           (474)
                                                  -----------------------
    Total operating expenses                       301,997        283,529
                                                  -----------------------

Operating income                                    20,621         21,043
                                                  -----------------------

Other expense (income):
  Interest expense                                     775          2,043
  Interest income                                     (585)          (688)
  Other                                                506           (136)
                                                  -----------------------
    Total other expense                                696          1,219
                                                  -----------------------

Income before income taxes                          19,925         19,824

Income taxes                                         7,472          7,533
                                                  -----------------------

Net income                                        $ 12,453       $ 12,291
                                                  =======================

Average common shares outstanding                   47,501         47,066
                                                  =======================

Basic earnings per share                          $    .26       $    .26
                                                  =======================

Diluted shares outstanding                          48,265         47,191
                                                  =======================

Diluted earnings per share                        $    .26       $    .26
                                                  =======================

Dividends declared per share                      $   .025       $   .025
                                                  =======================

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME



                                                     Nine Months Ended
(In thousands, except per share amounts)                September 30
-------------------------------------------------------------------------
                                                     2001          2000
-------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $949,972       $903,193
                                                  -----------------------


Operating expenses:
  Salaries, wages and benefits                     338,956        320,135
  Fuel                                             104,338         98,285
  Supplies and maintenance                          87,942         78,534
  Taxes and licenses                                69,799         66,211
  Insurance and claims                              31,518         25,127
  Depreciation                                      87,108         80,926
  Rent and purchased transportation                160,452        164,968
  Communications and utilities                      10,587         10,849
  Other                                              2,659         (3,838)
                                                  -----------------------
    Total operating expenses                       893,359        841,197
                                                  -----------------------

Operating income                                    56,613         61,996
                                                  -----------------------

Other expense (income):
  Interest expense                                   3,015          6,256
  Interest income                                   (2,033)        (1,760)
  Other                                              1,232            204
                                                  -----------------------
    Total other expense                              2,214          4,700
                                                  -----------------------

Income before income taxes                          54,399         57,296

Income taxes                                        20,400         21,772
                                                  -----------------------

Net income                                        $ 33,999       $ 35,524
                                                  =======================

Average common shares outstanding                   47,283         47,073
                                                  =======================

Basic earnings per share                          $    .72       $    .75
                                                  =======================

Diluted shares outstanding                          47,960         47,260
                                                  =======================

Diluted earnings per share                        $    .71       $    .75
                                                  =======================

Dividends declared per share                      $   .075       $   .075
                                                  =======================

                          WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                 September 30   December 31
-------------------------------------------------------------------------
                                                   2001          2000
-------------------------------------------------------------------------
                                              (Unaudited)

ASSETS


Current assets:
  Cash and cash equivalents                     $   55,640     $   25,485
  Accounts receivable, trade, less allowance of
    $4,451 and $3,994, respectively                128,745        123,518
  Receivable from unconsolidated affiliate               -          5,332
  Other receivables                                 10,348         10,257
  Prepaid taxes, licenses and permits                3,621         12,396
  Other current assets                              31,532         29,789
                                                -------------------------
    Total current assets                           229,886        206,777
                                                -------------------------

Property and equipment                           1,074,742      1,021,679
Less - accumulated depreciation                    352,890        313,881
                                                -------------------------
    Property and equipment, net                    721,852        707,798
                                                -------------------------

Notes receivable                                     3,960          4,420

Investment in unconsolidated affiliate               4,214          5,324

Other non-current assets                             1,771          2,888
                                                -------------------------

                                                $  961,683     $  927,207
                                                =========================


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                              $   36,370     $   30,710
  Insurance and claims accruals                     39,111         36,057
  Accrued payroll                                   17,716         12,746
  Payable to unconsolidated affiliate                1,010              -
  Other current liabilities                         23,313         21,906
                                                -------------------------
    Total current liabilities                      117,520        101,419
                                                -------------------------

Long-term debt                                      50,000        105,000

Insurance, claims and other long-term accruals      35,301         32,301

Deferred income taxes                              184,676        152,403

Stockholders' equity                               574,186        536,084
                                                -------------------------

                                                $  961,683     $  927,207
                                                =========================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
(In thousands)                                          September 30
-------------------------------------------------------------------------
                                                     2001          2000
-------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                      $ 33,999       $ 35,524
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                    87,108         80,926
    Deferred income taxes                           32,273          8,881
    Loss (gain) on disposal of property and
     equipment                                         565         (4,856)
    Equity in (income) loss of unconsolidated
     affiliate                                       1,110            (74)
    Tax benefit from exercise of stock options       1,508             66
    Other long-term assets                           1,117              -
    Insurance claims and other long-term accruals    3,000              -
    Changes in certain working capital items:
      Accounts receivable, net                      (5,227)        (3,896)
      Prepaid expenses and other current assets     12,273         (4,264)
      Accounts payable                               5,660         (7,077)
      Other current liabilities                     10,424         16,372
                                                  -----------------------
   Net cash provided by operating activities       183,810        121,602
                                                  -----------------------
Cash flows from investing activities:
  Additions to property and equipment             (130,936)      (129,625)
  Proceeds from sales of property and equipment     29,004         52,330
  Investment in unconsolidated affiliate                 -         (5,000)
  Proceeds from collection of notes receivable         665            124
                                                  -----------------------
   Net cash used in investing activities          (101,267)       (82,171)
                                                  -----------------------
Cash flows from financing activities:
  Repayments of short-term debt                          -        (25,000)
  Proceeds from issuance of long-term debt           5,000         10,000
  Repayments of long-term debt                     (60,000)       (15,000)
  Dividends on common stock                         (3,546)        (3,533)
  Repurchases of common stock                            -         (2,135)
  Stock options exercised                            6,158            285
                                                  -----------------------
   Net cash used in financing activities           (52,388)      (35,383)
                                                  -----------------------

Net increase in cash and cash equivalents           30,155          4,048
Cash and cash equivalents, beginning of period      25,485         15,368
                                                  -----------------------
Cash and cash equivalents, end of period          $ 55,640       $ 19,416
                                                  =======================
Supplemental disclosures of cash flow
information:
Cash paid (received) during the period for:
  Interest                                        $  3,556       $  5,949
  Income taxes                                    $(15,787)      $  3,915

Supplemental schedule of non-cash investing
activities:
  Notes receivable issued upon sale of revenue
   equipment                                      $    205       $  3,973

                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Investment in Unconsolidated Affiliate

     Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace (TPC), in exchange for an equity interest in TPC of approximately 15%. TPC is a joint venture of five large transportation companies - Covenant Transport, Inc.; J. B. Hunt Transport Services, Inc.; Swift Transportation Co., Inc.; U. S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc. Accordingly, the Company is accounting for its investment in TPC using the equity method. Management believes this method is appropriate because the Company has the ability to exercise significant influence over operating and financial policies of TPC through its representation on the TPC board of directors. At September 30, 2001, the investment in unconsolidated affiliate includes a $5,000,000 investment in TPC less $786,100, which represents the Company's 15% equity in the loss from operations of unconsolidated affiliate since June 30, 2000.


(2)  Long-Term Debt

     Long-term debt consists of the following (in thousands):


                                            September 30,   December 31,
                                                2001            2000
                                            ------------    -----------

     Notes payable to banks under committed
      credit facilities                       $      -       $ 55,000
     6.55% Series A Senior Notes, due
      November 2002                             20,000         20,000
     6.02% Series B Senior Notes, due
      November 2002                             10,000         10,000
     5.52% Series C Senior Notes, due
      December 2003                             20,000         20,000
                                            ------------    -----------
     Long-term debt                           $ 50,000       $105,000
                                            ============    ===========


      The Company has $100 million of available long-term credit facilities with banks which bear variable interest based on the London Interbank Offered Rate (LIBOR), on which no borrowings were outstanding at September 30, 2001.


(3)  Commitments

     As of September 30, 2001, the Company has commitments for net capital expenditures of approximately $28 million.

(4)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below. Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.



                             (in thousands, except per share amounts)
                           Three Months Ended       Nine Months Ended
                              September 30             September 30
                           --------------------    --------------------
                             2001      2000           2001      2000
                           --------------------    --------------------

     Net income            $  12,453  $  12,291    $  33,999  $  35,524
                           ====================    ====================

     Average common
      shares outstanding      47,501     47,066       47,283     47,073
     Common stock
      equivalents                764        125          677        187
                           --------------------    --------------------
     Diluted shares
      outstanding             48,265     47,191       47,960     47,260
                           ====================    ====================
     Basic earnings per
      share                $     .26  $     .26    $     .72  $     .75
                           ====================    ====================
     Diluted earnings
      per share            $     .26  $     .26    $     .71  $     .75
                           ====================    ====================

      Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                           Three Months Ended        Nine Months Ended
                              September 30              September 30
                           --------------------    --------------------
                             2001       2000         2001        2000
                           --------------------    --------------------
     Number of shares
      under option                 -    699,437        2,500    684,437

     Range of option                    $13.25-                 $14.94-
      purchase prices              -      $20.50      $20.50     $20.50



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

     The following tables summarize the Company's segment information (in thousands of dollars):

                                              Revenues
                                              --------

                            Three Months Ended        Nine Months Ended
                               September 30             September 30
                           -------------------      -------------------
                              2001      2000           2001      2000
                           -------------------      -------------------

  Truckload Transportation
   Services                $302,839   $293,780      $896,062   $852,441
  Other                      19,779     10,792        53,910     50,752
                           -------------------      -------------------
  Total                    $322,618   $304,572      $949,972   $903,193
                           ===================      ===================


                                          Operating Income
                                          ----------------
                            Three Months Ended        Nine Months Ended
                               September 30             September 30
                           -------------------      -------------------
                              2001      2000           2001      2000
                           -------------------      -------------------
  Truckload Transportation
   Services                 $20,494    $21,314       $55,998    $62,927
  Other                         127       (271)          615       (931)
                           -------------------      -------------------
  Total                     $20,621    $21,043       $56,613    $61,996
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


Financial Condition:

     During the nine months ended September 30, 2001, the Company generated cash flow from operations of $183.8 million, a 51% increase ($62.2 million) in cash flow compared to the same nine-month period a year ago. The improved cash flow was due primarily to higher depreciation due to the growth of the Company truck fleet ($6.2 million), increased deferred taxes due to the implementation of certain tax strategies and growth of the Company truck fleet ($23.4 million), and working capital improvements ($22.0 million). The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $101.9 million, pay off $55 million of debt, and pay common stock dividends of $3.5 million. Based on the Company's strong financial position, management foresees no significant barriers to obtaining additional financing, if necessary.

      The Company's debt to equity ratio at September 30, 2001 was 8.7%, compared with 19.6% at December 31, 2000. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 8.0% at September 30, 2001 compared to 16.4% at December 31, 2000.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.


                                    Percentage of Operating Revenues
                               --------------------------------------------
                                 Three Months Ended     Nine Months Ended
                                    September 30          September 30
                                  2001       2000        2001       2000
                               --------------------------------------------

   Operating revenues            100.0%      100.0%      100.0%      100.0%
                               --------------------------------------------
   Operating expenses:
     Salaries, wages and
      benefits                    35.7        35.9        35.7        35.4
     Fuel                         10.4        11.6        11.0        10.9
     Supplies and
      maintenance                  9.8         8.8         9.2         8.7
     Taxes and licenses            7.3         7.4         7.3         7.3
     Insurance and claims          3.1         3.3         3.3         2.8
     Depreciation                  9.0         9.1         9.2         8.9
     Rent and purchased
      transportation              17.0        16.0        16.9        18.3
     Communications and
      utilities                    1.0         1.2         1.1         1.2
     Other                         0.3        (0.2)        0.3        (0.4)
                               --------------------------------------------
          Total operating
           expenses               93.6        93.1        94.0        93.1
                               --------------------------------------------

   Operating income                6.4         6.9         6.0         6.9
   Net interest expense
    and other                      0.2         0.4         0.3         0.6
                               --------------------------------------------
   Income before income
    taxes                          6.2         6.5         5.7         6.3
   Income taxes                    2.3         2.5         2.1         2.4
                               --------------------------------------------
   Net income                      3.9%        4.0%        3.6%        3.9%
                               ============================================

                               --------------------------------------------
                                          Operating Statistics
                               --------------------------------------------

     Average monthly miles
      per tractor              10,347      10,467      10,316      10,540
     Average revenues per
      total mile (1)           $1.212      $1.204      $1.202      $1.188
     Average revenues per
      loaded mile (1)          $1.341      $1.339      $1.336      $1.319
     Average percentage of
      empty miles                9.62%      10.06%      10.02%       9.93%
     Average tractors in
      service                   7,735       7,410       7,676       7,269
     Non-trucking revenues
      (in thousands)          $19,779     $10,792     $53,910     $50,752
     Total tractors (at
      quarter end)
       Company                  6,615       6,225       6,615       6,225
       Owner-operator           1,135       1,200       1,135       1,200
                              -------     -------     -------     -------
          Total tractors        7,750       7,425       7,750       7,425

     Total trailers (at
      quarter end)             19,800      19,620      19,800      19,620

     (1) Net of fuel
     surcharge revenues.


Three Months Ended September 30, 2001 and 2000
----------------------------------------------

     Operating revenues increased 5.9% for the three months ended September 30, 2001, compared to the same period of the prior year, due in part to a 4.4% increase in the average number of tractors in service. Revenue per total  mile,  excluding fuel surcharges, increased 0.7%,  and  revenue  per total mile, including fuel surcharges, decreased 0.2% compared to third quarter 2000. Fuel surcharges, which represent collections from customers for the higher cost of fuel, were lower due to lower fuel prices (see fuel explanation below). Excluding fuel surcharge revenues, trucking revenues increased 3.9% for the three months ended September 30, 2001, compared to the same period of the prior year. These increases were offset by a 1.1% decrease in miles per truck compared to third quarter 2000 and a $9.0 million net increase in revenues from non-trucking transportation services.

      Freight demand during the third quarter 2001 remained soft due to a weaker economy as compared to the same quarter a year ago. While the Company experienced a small decrease in its average miles per truck, it improved its empty mile percentage by 4% by better matching of available freight with truck capacity.

      Operating expenses, expressed as a percentage of operating revenues, were 93.6% for the three months ended September 30, 2001, compared to 93.1% for the three months ended September 30, 2000. The decrease in owner-operator miles as a percentage of total miles (16.3% in third quarter 2001 compared to 18.1% in third quarter 2000), contributed to a shift in costs from the rent and purchased transportation expense category as described on the following pages. Owner-operators are independent contractors who supply their own tractor and driver, and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, it has been more difficult to attract and retain owner-operator drivers due to the challenging operating conditions.

     Salaries, wages and benefits decreased from 35.9% to 35.7% of revenues due to an improvement in the tractor to non-driver employee ratio, which lowered non-driver labor costs per mile. A higher percentage of company drivers as compared to owner-operators in third quarter 2001 and an increase in the number of drivers in training partially offset this decrease. Workers' compensation and health insurance expense increased due to rising medical costs and higher weekly claim payments. The market for attracting company drivers has improved during 2001; however, the Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel decreased from 11.6% to 10.4% of revenues due to lower fuel prices. Average diesel fuel prices were 12 cents per gallon lower during third quarter 2001 compared to third quarter 2000. Although there has been a recent decrease in fuel prices, prices in October 2001 are significantly higher than average historical fuel price levels over the past ten years. The Company's customer fuel surcharge reimbursement programs recovered most of the increase in fuel cost. After considering the amounts collected from customers through fuel surcharge programs, net of reimbursements to owner-operators, there was no significant impact on third quarter 2001 earnings per share compared to third quarter 2000 earnings per share due to fuel costs. Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether higher fuel price levels will continue or the extent to which fuel surcharges will be collected from customers. As of September 30, 2001, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

      Supplies and maintenance increased from 8.8% to 9.8% of revenues due to a higher percentage of company drivers compared to owner-operators during the third quarter 2001 and more maintenance performed over-the-road than at company facilities.

     Insurance and claims decreased from 3.3% to 3.1% of revenues due primarily to better claims experience in third quarter 2001. Insurance premiums in the liability insurance market have increased significantly for many truckload carriers in recent months. Since the Company is self-insured for $500,000 of liability for each claim, these premium increases only affect the Company for coverage above this amount. The Company has been self-insured and managed its own claims for liability, cargo, and property damage for the last ten years. The Company renewed its annual catastrophic liability insurance coverage effective August 1, 2001. The effect of this insurance renewal was an increase in the Company's total insurance and claims expense of approximately 5%.

     Rent and purchased transportation increased from 16.0% to 17.0% of revenues due primarily to an increase in purchased transportation relating to remaining non-trucking operations following the transfer of most of the Company's logistics business to Transplace, offset by the decrease in owner-operator miles as a percentage of total miles. The Company has experienced difficulty recruiting and retaining owner-operators because of high fuel
prices,  a  weak  used truck pricing market, and other factors.   This  has
resulted in a reduction of the number of owner-operator tractors from 1,200 as of September 30, 2000, to 1,135 as of September 30, 2001. The Company reimburses owner-operators for the higher cost of fuel based on fuel surcharge reimbursements collected from customers.

     Other operating expenses changed from a credit of (0.2)% to 0.3% of revenues due to recording an additional $0.5 million to the allowance for uncollectible receivables in third quarter 2001 compared to the prior year quarter and due to a weak market for the sale of used trucks. Record levels of trucks manufactured over the past two years, an increased supply of used trucks caused in part by trucking company business failures, and slower fleet growth by many carriers have all contributed to a decline in the market value of used trucks. During third quarter 2001, the Company traded more of its used trucks, and the excess of the trade price over the net book value of the truck reduced the cost basis of the new truck. In third quarter of 2000, the Company sold approximately half of its used trucks to third parties through its Fleet Truck Sales retail network and realized gains of $0.9 million. Due to a reduced number of trucks sold to third parties and a lower average sale price per truck, in third quarter 2001 the Company realized losses of $0.1 million. The Company renegotiated its trade agreements with its primary truck manufacturer in June 2001 and continued to expand its nationwide retail truck sales network in response to the weak used truck market.

     Net interest expense and other decreased from 0.4% to 0.2% of revenues due to lower interest expense, offset partially by the Company's share of Transplace operating lossees. Interest expense decreased from 0.7% to 0.2% of revenues due to a reduction in the Company's borrowings. Average debt outstanding in third quarter 2001 was $52.5 million versus $115 million in third quarter 2000. In third quarter 2001, the Company recorded a loss of approximately $0.5 million as its percentage share of estimated Transplace losses versus a gain of approximately $0.2 million in the same quarter of
2000. The Company is recording its approximate 15% investment in Transplace using the equity method of accounting and is accruing its percentage share of Transplace's earnings and losses as an other non-operating item.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% and 38.0% for the three-month periods ended September 30, 2001 and 2000, respectively. The effective income tax rate for the 2001 period decreased due to the implementation of certain tax strategies.

Nine Months Ended September 30, 2001 and 2000
---------------------------------------------

      Operating revenues increased by 5.2% for the nine months ended September 30, 2001, compared to the same period of the previous year, primarily due to a 5.6% increase in the average number of tractors. Revenue per mile, excluding fuel surcharges, increased 1.2% due primarily to rate increases.

      Operating expenses, expressed as a percentage of operating revenues, were 94.0% for the nine months ended September 30, 2001, compared to 93.1% for the same period of the previous year.

      Salaries,  wages  and  benefits increased  from  35.4%  to  35.7%  of revenues,  primarily  due  to a higher percentage  of  company  drivers  as compared to owner-operators and an increase in the number of drivers in training. Fuel increased from 10.9% to 11.0% of revenues due to the decrease in owner-operator miles as a percentage of total miles (16.7% and 18.9% for the nine months ended September 30, 2001 and 2000, respectively), offset by slightly lower fuel prices in the nine-month period of 2001 versus 2000. Supplies and maintenance increased from 8.7% to 9.2% of revenues due to an increase in the number of company drivers. Insurance and claims increased from 2.8% to 3.3% of revenues due to unfavorable claims experience, including an increase in the frequency of property damage and cargo damage accidents during the first two quarters of 2001. Depreciation increased from 8.9% to 9.2% due to the increase in the percentage of company-owned trucks versus owner-operator trucks. Rent and purchased transportation decreased from 18.3% to 16.9% of revenues due to a decrease in owner-operator miles as a percentage of total miles. Other operating expenses changed from a credit of (0.4)% to 0.3% of revenues due to a weaker used truck market. Net interest expense and other decreased from 0.6% to 0.3% of revenues due to a reduction in interest expense of 0.4% of revenues, offset partially by the Company's share of Transplace losses of 0.1% of revenues.


Accounting Standards:

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (SFAS 141), Business Combinations and No. 142 (SFAS
142), Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. As of September 30, 2001, the Company has no goodwill or intangible assets recorded in its financial statements. Management believes that SFAS 141 and SFAS 142 will have no significant effect on the financial position, results of operations and cash flows of the Company.

     During June 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As of September 30, 2001, management believes that SFAS 143 will have no significant effect on the financial position, results of operations and cash flows of the Company.

      On October 3, 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 31, 2001. As of September 30, 2001, management believes that SFAS 144 will have no significant effect on the financial position, results of operations and cash flows of the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices.


Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. As of September 30, 2001, the Company has implemented customer fuel surcharges with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2001, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.


                                  PART II

                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits


   None


(b) Reports on Form 8-K.


   (i) A report on Form 8-K, filed July 20, 2001, regarding a news release on July 17, 2001, announcing the Company's operating revenues and earnings for the second quarter ended June 30, 2001.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:  November 9, 2001         By:  /s/ John J. Steele
     ---------------------           ------------------------------
                                     John J. Steele
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Date:  November 9, 2001         By:  /s/ James L. Johnson
     ---------------------           ------------------------------
                                     James L. Johnson
                                     Vice President, Controller and
                                     Corporate Secretary