Form 10-K
period 2001-12-31
WERNER ENTERPRISES INC
filed 2002-03-22
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                          ------------------
                               FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the year ended December 31, 2001
                    Commission file number 0-14690
                          ------------------
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

The aggregate market value of the registrant's $.01 par value common stock held by nonaffiliates of the registrant as of February 28, 2002, was approximately $688 million (based upon $17.76 per share closing price on that date, as reported by Nasdaq, adjusted for the March 14, 2002 stock split). (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for purposes of determining affiliate status.)

As of February 28, 2002, 63,857,364 shares of the registrant's common stock were outstanding (adjusted for the March 14, 2002 stock split).

Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 14, 2002, are incorporated in Part III of this report.

                           TABLE OF CONTENTS


                                                               Page
                                                               ----

                                PART I

     Item 1.  Business                                            1
     Item 2.  Properties                                          5
     Item 3.  Legal Proceedings                                   5
     Item 4.  Submission of Matters to a Vote of Security Holders 6

                                PART II

     Item 5.  Market for Registrant's Common Equity
                and Related Stockholder Matters                   6
     Item 6.  Selected Financial Data                             7
     Item 7.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition                7
     Item 7A. Quantitative and Qualitative Disclosures about
                Market Risk                                      15
     Item 8.  Financial Statements and Supplementary Data        16
     Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure              31

                               PART III

     Item 10. Directors and Executive Officers of the Registrant 31
     Item 11. Executive Compensation                             31
     Item 12. Security Ownership of Certain Beneficial Owners
                and Management                                   31
     Item 13. Certain Relationships and Related Transactions     31

                                PART IV

     Item 14. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                              31

                                PART I

ITEM 1.   BUSINESS

General

     Werner Enterprises, Inc. ("Werner" or the "Company") is a transportation company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. Werner is one of the five largest truckload carriers in the United States and maintains its headquarters in Omaha, Nebraska, near the geographic center of its service area. Werner was founded in 1956 by Chairman and Chief Executive Officer, Clarence L. Werner, who
started the business with one truck at the age of 19. Werner completed its initial public offering in April 1986 with a fleet of 630 trucks. Werner ended 2001 with a fleet of 7,775 trucks.

     The Company operates throughout the 48 contiguous states pursuant to operating authority, both common and contract, granted by the United States Department of Transportation and pursuant to intrastate authority granted by various states. The Company also has authority to operate in the ten provinces of Canada and provides through trailer service in and out of Mexico. The principal types of freight transported by the Company include consumer products, retail store merchandise, food products, paper products, beverages, industrial products, and building materials. The Company's emphasis is to transport consumer non-durable products that ship more consistently throughout the year.

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

     Werner has a diversified freight base and is not dependent on a small group of customers or a specific industry for a majority of its freight. During 2001, the Company's largest 5, 10, and 25 customers comprised 24%, 32%, and 46% of the Company's revenues, respectively. No one customer accounted for more than 9% of the Company's revenues in 2001.

     Virtually all of Werner's company and owner-operator tractors are equipped with satellite communications devices manufactured by Qualcomm that enable the Company and drivers to conduct two-way communication using standardized and freeform messages. This satellite technology, installed in all trucks beginning in 1992, also enables the Company to plan and monitor the progress of shipments. The Company obtains specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, Werner has developed advanced application systems to improve customer service and driver service. Examples of such application systems include (1) automated engine diagnostics to continually monitor mechanical fault tolerances, (2) software which preplans shipments that can be swapped by drivers enroute to meet driver home time needs, without compromising on-time delivery requirements, (3) automated "possible late load" tracking which informs the operations department of shipments that may be operating behind schedule, thereby allowing the Company to take preventive measures to avoid a late delivery, and (4) the Company's proprietary Paperless Log System to preplan the assignment of shipments to drivers based on real-time available driving hours and to automatically keep track of truck movement and drivers' hours of service. In June 1998, Werner Enterprises became the first, and only, trucking company in the United States to receive authorization from the Federal Highway Administration, under a continuing pilot program, to use a paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities.

     The Federal Motor Carrier Safety Administration (FMCSA) issued a Notice of Proposed Rulemaking (FMCSA-98-2350) on May 2, 2000, that proposed to make numerous changes to the regulations which govern drivers' hours of service. The comment period for filing comments to the proposed rules was initially scheduled to be due July 31, 2000, but the deadline was extended twice. Werner Enterprises and hundreds of other carriers and industry groups submitted comment letters to the FMCSA in the proceeding by the final deadline of December 15, 2000. In late 2000, Congress instructed the FMCSA to revise the proposed regulations. Although the FMCSA announced plans in February 2002 to develop a new set of proposed rules by separating the controversial sections of the original proposal from those more favored, the agency has not determined a deadline for issuing the new proposed regulations.

     On June 30, 2000, the Company, along with four other large transportation companies, contributed their logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace. The Company invested $5 million in cash and has an approximate 15% equity stake in Transplace. The Company transferred logistics business representing about 4% of total revenues for the six months ended June 30, 2000, to Transplace. The Company is recording its approximate 15% investment in Transplace using the equity method of accounting and is accruing its percentage share of Transplace's earnings as other non-operating income. As of December 31, 2001, the Company's net investment in Transplace is $3.7 million. The Company is not responsible for the debt of Transplace.

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

Employees and Owner-Operator Drivers

      As of December 31, 2001, the Company employed 9,157 drivers, 579 mechanics and maintenance personnel, 1,315 office personnel for the trucking operation, and 166 personnel for the non-trucking operations. The Company also had 1,135 contracts with independent contractors (owner-operators) for services that provide both a tractor and a qualified driver or drivers. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

      The Company recognizes that its professional driver workforce is one of its most valuable assets. Most of Werner's drivers are compensated based upon miles driven. For Company drivers, the rate per mile increases with the drivers' length of service. Additional compensation may be earned through a fuel efficiency bonus, a mileage bonus, an annual achievement bonus, and for extra work associated with their job (loading and unloading, extra stops, and shorter mileage trips, for example).

      At times, there are shortages of drivers in the trucking industry. In prior years, the number of qualified drivers in the industry was reduced because of the elimination of federal funding for driving schools, changes in the demographic composition of the workforce, individual drivers' desire to be home more often, and a declining unemployment rate in the U.S. over the past several years. Although the market for attracting drivers improved during 2001 due to the higher domestic unemployment rate and other factors, the Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future.

      The Company also recognizes that carefully selected owner-operators complement its company-employed drivers. Owner-operators are independent contractors that supply their own tractor and driver and are responsible for their operating expenses. Because owner-operators provide their own tractors, less financial capital is required from the Company for growth. Also, owner-operators provide the Company with another source of drivers to support its growth. The Company intends to continue its emphasis on recruiting owner-operators, as well as company drivers. However, it has been more difficult for the Company and the industry to recruit and retain owner-operators over the past year due to higher fuel prices for most of the year and a weak used truck pricing market.

Revenue Equipment

      As of December 31, 2001, Werner operated 6,640 company tractors and had contracts for 1,135 tractors owned by owner-operators. Approximately 75% of the company tractors are manufactured by Freightliner, a subsidiary of DaimlerChrysler. Most of the remaining company tractors are manufactured by Peterbilt, a division of PACCAR, Inc. This standardization of the company tractor fleet decreases downtime by simplifying maintenance. The Company adheres to a comprehensive maintenance program for both tractors and trailers. Due to continuous upgrading of the company tractor fleet, the average age was 1.5 years at December 31, 2001. The Company generally adheres to a 3-year replacement cycle for most of its tractors. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the Department of Transportation. These tractors are then periodically inspected, similar to company tractors, to monitor continued compliance.

     The Company operated 19,775 trailers at December 31, 2001: 17,970 dry vans; 805 flatbeds; 935 temperature-controlled; and 65 other specialized trailers. Most of the Company's trailers are manufactured by Wabash National Corporation. As of December 31, 2001, 97% of the Company's fleet of dry van trailers consisted of 53-foot trailers, and 99% consisted of aluminum plate or composite (duraplate) trailers. Other trailer lengths such as 48-foot and 57-foot are also provided by the Company to meet the specialized needs of customers.

      The Environmental Protection Agency (EPA), in a 1998 consent decree with a group of heavy-duty diesel engine makers, mandated new standards for production of low-emission engines by October 1, 2002. The new standards call for a 37.5% reduction in the amount of nitrogen oxides emitted by the engines, from 4.0 grams per brake-horsepower hour to 2.5 grams. The EPA has proposed a schedule of fines to be levied on the manufacturers of engines that fail to comply with the standards, ranging from $1,000 to $15,000 per unit. The major engine-makers are beginning initial production of engines to meet the new standards in early 2002. Little is known about the new engines' performance, fuel economy and price, or when engines will be available for testing. However, it is expected that fuel economy may be worse than that of the current engines. It is also anticipated that engine prices may increase to enable engine manufacturers to recoup the cost of complying with the new emissions standards. At this time, the amount of such price increases, if they occur, are not known, nor are the possible increases to fuel expense, supplies and maintenance expense, and depreciation expense with the new engines. Several large carriers have publicly stated that they are considering modifying their normal truck-replacement cycles to allow more time for testing the new engines. The Company will closely monitor the development of these new engines to determine the Company's course of action.

Fuel

      The Company purchases approximately 90% of its fuel through a network of approximately 300 fuel stops throughout the United States. The Company has negotiated discounted pricing based on certain volume commitments with these fuel stops. Bulk fueling facilities are maintained at the Company's terminals.

      Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. Beginning in the second half of 1999 and continuing throughout 2000, the Company experienced significant increases in the cost of diesel fuel. Diesel fuel prices began to decrease in the fourth quarter of 2001. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover most of the higher fuel prices from its customers compared to normalized average fuel prices. These fuel surcharges, which automatically adjust from week to week depending on the cost of fuel, enable the Company to rapidly recoup the higher cost of fuel when prices increase. Conversely, when fuel prices decrease, fuel surcharges decrease. The Company cannot predict whether fuel prices will continue to decrease or will increase in the future or the extent to which fuel surcharges will be collected to offset such increases. As of December 31, 2001, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

      The Company maintains aboveground and underground fuel storage tanks at most of its terminals. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

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

      The Company has unlimited authority to carry general commodities in interstate commerce throughout the 48 contiguous states. The Company currently has authority to carry freight on an intrastate basis in 44 states. The Federal Aviation Administration Authorization Act of 1994 (the FAAA Act) amended sections of the Interstate Commerce Act to prevent states from regulating rates, routes, or service of motor carriers after January 1, 1995. The FAAA Act did not address state oversight of motor carrier safety and financial responsibility, or state taxation of transportation. If a carrier wishes to operate in a state where it did not previously have intrastate authority, it must, in most cases, still apply for authority.

      The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. The Company believes that its operations are in material compliance with current laws and regulations.

      President Bush is considering implementing provisions of the North American Free Trade Agreement (NAFTA), which could result in increased competition between U.S. and Mexican carriers for truckload services between these two countries.

Competition

       The trucking industry is highly competitive and includes thousands of trucking companies. It is estimated that the annual revenue of domestic trucking amounts to $400 billion per year. The Company has a small but growing share (estimated at approximately 1%) of the markets targeted by the Company. The Company competes primarily with other truckload carriers. Railroads, less-than-truckload carriers, and private carriers also provide competition, but to a lesser degree.

      Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone. Few other truckload carriers have greater financial resources, own more equipment, or carry a larger volume of freight than the Company. The Company is one of the five largest carriers in the truckload transportation industry.

Forward-Looking Information

      The forward-looking statements in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 2.   PROPERTIES

     Werner's headquarters is located along Interstate 80 just west of Omaha, Nebraska, on approximately 197 acres, 147 of which are held for future expansion. The Company's 286,000 square-foot headquarters office building includes a 5,000 square-foot computer center, drivers' lounge areas, a drivers' orientation section, a cafeteria, and a Company store. The Omaha headquarters also consists of 131,000 square feet of maintenance and repair facilities containing a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers, and a paint booth including a 77,500 square-foot trailer maintenance facility constructed in 1999. Portions of the former trailer maintenance building were converted into a driver training facility in 2001. The Company owns all of its corporate headquarters facilities. The Company's headquarters facilities have suitable space available to accommodate planned expansion needs for the next 3 to 5 years.

     The Company and its subsidiaries own a 22,000 square-foot terminal in Springfield, Ohio, a 33,000 square-foot facility near Denver, an 18,000 square-foot facility near Los Angeles, a 31,000 square-foot terminal near Atlanta, a 48,000 square-foot terminal in Dallas (including 21,000 square feet of trailer repair, parts, and body shop facilities added in 2001), and a 32,000 square-foot terminal in Phoenix. The Company leases terminal facilities in Allentown,
Pennsylvania and in Indianapolis, Indiana. All eight locations include office and maintenance space. The Company opened a new 16,000 square-foot international terminal in Laredo, Texas in May of 2001.

      The Company also owns a 73,000 square-foot disaster recovery and warehouse facility in another area of Omaha and has 50% ownership in a 125,000 square-foot warehouse located near the Company's headquarters. Additionally, the Company leases several small sales offices and trailer parking yards in various locations throughout the country.

ITEM 3.   LEGAL PROCEEDINGS

      The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company has maintained a self-insurance program with a qualified department of Risk Management professionals since 1988. These employees manage the Company's property damage, cargo, liability, and workers' compensation claims. The Company has assumed liability for claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage. The Company is also responsible for varying annual aggregate amounts of liability for claims above $500,000 and below $4,000,000. For the policy year ending August 1, 2002, these annual aggregate amounts total $4,500,000. The Company maintains insurance, which covers liability in excess of this amount to coverage levels that management considers adequate. The Company believes that adverse results in one or more of these claims would not have a material adverse effect on its results of operations or financial position. See also Note (1) "Insurance and Claims Accruals" and Note (7) "Commitments and Contingencies" in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, no matters were submitted to a vote of security holders.

                                PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND   RELATED
          STOCKHOLDER MATTERS

Price Range of Common Stock

      The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol WERN. The following table sets forth for the quarters indicated the high and low sale prices per share of the Company's common stock in the Nasdaq National Market and the Company's dividends declared per common share from January 1, 2000, through December 31, 2001, after giving retroactive effect for the March 2002 stock split discussed below.


                                            Dividends
                                           Declared Per
                          High      Low    Common Share
                         ------   ------   ------------
        2001
        Quarter ended:
         March 31        $14.91   $11.34      $.019
         June 30          18.87    11.67       .019
         September 30     17.93    11.94       .019
         December 31      20.48    12.07       .019

        2000
        Quarter ended:
         March 31        $13.22   $ 9.23      $.019
         June 30          14.34     8.11       .019
         September 30     11.11     8.58       .019
         December 31      13.31     7.55       .019


      As of February 27, 2002, the Company's common stock was held by 232 stockholders of record and approximately 5,000 stockholders through nominee or street name accounts with brokers.

Dividend Policy

      The Company has been paying cash dividends on its common stock following each of its quarters since the fiscal quarter ended May 31, 1987. The Company does not currently intend to discontinue payment of dividends on a quarterly basis and does not currently anticipate any restrictions on its future ability to pay such dividends. However, no assurance can be given that dividends will be paid in the future since they are dependent on earnings, the financial condition of the Company, and other factors.

Common Stock Split

      On February 11, 2002, the Company announced that its Board of Directors declared a four-for-three split of the Company's common stock effected in the form of a 33 1/3 percent stock dividend. The stock dividend was payable on March 14, 2002, to stockholders of record at the close of business on February 25, 2002. No fractional shares of common stock were issued in connection with the stock split. Stockholders entitled to fractional shares received a proportional cash payment based on the closing price of a share of common stock on February 25, 2002.

      All share and per-share information included in this Form 10-K, including in the accompanying consolidated financial statements, for all periods presented have been adjusted to retroactively reflect the stock split.

ITEM 6.   SELECTED FINANCIAL DATA

       The following selected financial data should be read in conjunction with the consolidated financial statements and notes under
Item 8 of this Form 10-K.


                                          2001        2000        1999        1998        1997
                                       ----------  ----------  ----------  ----------  ----------
                                                (In thousands, except per share amounts)
Operating revenues                     $1,270,519  $1,214,628  $1,052,333   $863,417    $772,095
Net income                                 47,744      48,023      60,011     57,246      48,378
Earnings per share (diluted)*                0.74        0.76        0.94       0.90        0.76
Cash  flow  from  operations              226,920     170,147     131,977    137,940     126,037
Cash dividends declared per share*           .075        .075        .075       .070        .060
Return on average stockholders' equity        8.5%        9.3%       12.8%      13.7%       13.1%
Operating ratio                              93.8%       93.2%       90.3%      88.9%       89.9%
Book value per share*                        9.27        8.55        7.86       6.98        6.20
Total assets                              964,014     927,207     896,879    769,196     667,638
Long-term debt                             20,000     105,000     120,000    100,000      60,000
Total debt (current and long-term)         50,000     105,000     145,000    100,000      60,000
Stockholders' equity                      590,049     536,084     494,772    440,588     395,118
-------------

* After giving retroactive effect for the March 2002, four-for-three stock split (all years presented).

ITEM 7.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF   RESULTS   OF
          OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies

     The Company's success depends on its ability to efficiently manage its resources in the delivery of truckload transportation services to its customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. The Company's ability to adapt to changes in customer transportation requirements is a key element in efficiently deploying resources and in making capital investments in trucks and trailers. Although the Company's business volume is not highly concentrated, the Company may also be affected by the financial failure of its customers or a loss of a customer's business from time-to-time.

     The Company's greatest resource requirements include qualified drivers, trucks, trailers, and related costs of operating its equipment (such as fuel, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers. The Company's financial results are also affected by availability of qualified drivers and the market for new and used trucks. Because the Company is self-insured for cargo, personal injury, and property damage claims on its trucks and for workers' compensation benefits for its drivers (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, the weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 10 years. Estimates of salvage value at the expected date of trade-in or sale are based on the expected market values of equipment at the time of disposal.

     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and long-term) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and estimates of incurred-but-not-reported losses based upon past experience.

     Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period-to-period.

Results of Operations

      The  following  table sets forth the percentage relationship  of
income  and  expense  items  to  operating  revenues  for  the   years
indicated.


                                          2001    2000    1999
                                         ------  ------  ------
     Operating revenues                  100.0%  100.0%  100.0%
                                         ------  ------  ------
     Operating expenses
      Salaries, wages and benefits        36.0    35.4    36.4
      Fuel                                10.3    11.3     7.5
      Supplies and maintenance             9.3     8.5     8.3
      Taxes and licenses                   7.4     7.3     7.8
      Insurance and claims                 3.3     2.8     3.0
      Depreciation                         9.2     9.0     9.5
      Rent and purchased transportation   16.9    17.9    17.6
      Communications and utilities         1.1     1.2     1.3
      Other                                0.3    (0.2)   (1.1)
                                         ------  ------  ------
        Total operating expenses          93.8    93.2    90.3
                                         ------  ------  ------

     Operating income                      6.2     6.8     9.7
     Net interest expense and other        0.2     0.4     0.5
                                         ------  ------  ------
     Income before income taxes            6.0     6.4     9.2
     Income taxes                          2.2     2.4     3.5
                                         ------  ------  ------
     Net income                            3.8%    4.0%    5.7%
                                         ======  ======  ======

      The following table sets forth certain industry data regarding the freight revenues and operations of the Company.


                                            2001      2000      1999      1998      1997
                                           ------    ------    ------    ------    ------
Operating ratio                              93.8%     93.2%     90.3%     88.9%     89.9%
Average revenues per tractor per week (1)$  2,874  $  2,889  $  2,813  $  2,783  $  2,755
Average  annual miles per tractor         123,660   125,568   125,856   126,492   126,598
Average miles per trip                        744       746       734       760       799
Average revenues per total mile (1)      $  1.208  $  1.197  $  1.162  $  1.144  $  1.132
Average revenues per loaded mile (1)     $  1.342  $  1.328  $  1.287  $  1.265  $  1.251
Non-trucking revenues (in thousands)     $ 74,001  $ 65,977  $ 60,379  $ 41,821  $ 43,955
Average tractors in service                 7,698     7,303     6,769     5,662     5,051
Total tractors (at year end)
  Company                                   6,640     6,300     5,895     5,220     4,490
  Owner-operator                            1,135     1,175     1,230       930       860
                                           ------    ------    ------    ------    ------
    Total tractors                          7,775     7,475     7,125     6,150     5,350
                                           ======    ======    ======    ======    ======

Total trailers (at year end)               19,775    19,770    18,900    16,350    14,700
                                           ======    ======    ======    ======    ======
----------------------------
(1) Net of fuel surcharge revenues.


2001 Compared to 2000

      Operating revenues increased 4.6% over 2000, due primarily to a 5.4% increase in the average number of tractors in service. Revenue per total mile, excluding fuel surcharges, increased 0.9% primarily due to customer rate increases, and revenue per total mile, including fuel surcharges, increased 0.3% compared to 2000. Fuel surcharges, which represent collections from customers for the higher cost of fuel, decreased from $51.4 million in 2000 to $46.2 million in 2001 due to lower average fuel prices (see fuel explanation below). Excluding fuel surcharge revenues, trucking revenues increased 4.8% over 2000. Revenue from non-trucking transportation services increased $8.0 million compared to 2000.

      Freight demand during 2001 was soft due to a weaker U.S. economy as compared to 2000. However, the Company developed its freight base and utilized its proprietary technology so that it experienced only a 1.5% decrease in its average annual miles per tractor. The Company's empty mile percentage increased slightly, by one-tenth of one percentage point (from 9.9% to 10.0%).

      The Company's operating ratio (operating expenses expressed as a percentage of operating revenues) increased from 93.2% in 2000 to 93.8% in 2001. The decrease in owner-operator miles as a percentage of total miles (16.6% in 2001 compared to 18.6% in 2000), contributed to a shift in costs from the rent and purchased transportation expense category as described on the following pages. Owner-operators are independent contractors who supply their own tractor and driver, and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, it has been more difficult to attract and retain owner-operator drivers due to the weaker used truck pricing market, higher fuel prices, and weaker economy.

      Salaries, wages and benefits increased from 35.4% to 36.0% of revenues due in part to a higher percentage of company drivers as compared to owner-operators and an increase in the number of drivers in training. Workers' compensation and health insurance expense increased due to rising medical costs and higher weekly state workers' compensation payment rates. In recent years, workers' compensation and health insurance costs have been increasing at rates higher than inflation, and this is expected to continue. These increases were partially offset by an improvement in the tractor to non-driver employee ratio, which lowered non-driver labor costs per mile. The market for attracting company drivers improved during 2001; however, the Company anticipates that the competition for qualified drivers will continue to be high, and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel decreased from 11.3% to 10.3% of revenues due to lower fuel prices, principally in the fourth quarter of 2001. The average price per gallon of diesel fuel, excluding fuel taxes, was approximately $.11 per gallon lower in 2001 versus 2000. The average price per gallon in fourth quarter 2001 was approximately $.17 per gallon lower than the average price for the year of 2001 and was about the same as the average historical fuel price levels over the past ten years. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover most of the higher fuel prices from its customers compared to normalized average fuel prices. These fuel surcharges, which automatically adjust from week to week depending on the cost of fuel, enable the Company to rapidly recoup the higher cost of fuel when prices increase. Conversely, when fuel prices decrease, fuel surcharges decrease. After considering the amounts collected from customers through fuel surcharge programs, net of reimbursements to owner-operators, 2001 earnings per share increased by approximately $.07 over 2000 due to lower fuel costs. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel prices will continue to decrease or will increase in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2001, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

      Supplies and maintenance increased from 8.5% to 9.3% of revenues due to a higher percentage of company drivers compared to owner-operators during 2001 and more maintenance services performed over-the-road than at Company facilities.

      Insurance and claims increased from 2.8% to 3.3% of revenues due to unfavorable claims experience in 2001 and higher excess insurance premiums. Insurance premiums in the liability insurance market have increased significantly for many truckload carriers in recent months. For over ten years, the Company has been self-insured and managed virtually all of its liability, cargo, and property damage claims with qualified Risk Department professionals. As a result, higher liability insurance rates have had a less significant effect on the Company, impacting the Company only for catastrophic claim coverage. The Company renewed its annual catastrophic liability insurance coverage effective August 1, 2001, and the effect of the increase in premiums was less than 10% of the Company's total annual insurance and claims expense. The Company's premium rate for liability coverage up to $3.0 million per claim is fixed through August 1, 2004, while coverage levels above $3.0 million per claim will be renewed effective August 1, 2002.

     Rent and purchased transportation expense decreased from 17.9% to 16.9% of revenues because of a decrease in payments to owner-operators (11.0% of revenue in 2001 compared to 12.6% in 2000), offset by an increase in purchased transportation relating to remaining non-trucking operations following the transfer of most of the Company's logistics business to Transplace. The decrease in payments to owner-operators resulted from the decrease in owner-operator miles as a percentage of total Company miles as discussed above. The Company has experienced difficulty recruiting and retaining owner-operators because of high fuel prices, a weak used truck pricing market, and other factors. This has resulted in a reduction in the number of owner-operator tractors from 1,175 as of December 31, 2000, to 1,135 as of December 31, 2001. The Company reimburses owner-operators for the higher cost of fuel based on fuel surcharge reimbursements collected from customers.

      Other operating expenses changed from a credit of (0.2)% to an expense of 0.3% of revenues due in part to a weak market for the sale of used trucks. Record levels of trucks manufactured during 1999 and 2000, an increased supply of used trucks caused in part by trucking company business failures, and slower fleet growth by many carriers have all contributed to a decline in the market value of used trucks. During 2001, the Company traded about two-thirds of its used trucks and sold about one-third to third parties. For trucks traded, the excess of the trade price over the net book value of the trucks reduced the cost basis of new trucks. In 2000, the Company traded half of its used trucks and sold half of its used trucks to third parties through its Fleet Truck Sales retail network and realized gains of $5.1 million. In 2001, due to a lower average sale price per truck, the Company realized losses of $0.7 million. The Company renegotiated its trade agreements with its primary truck manufacturer in June 2001 and continued to expand its nationwide retail truck sales network in response to the weak used truck market. Other operating expenses were also impacted by increasing the allowance for uncollectible receivables for the Company's maximum credit exposure related to the fourth quarter 2001 Enron bankruptcy of approximately $1.2 million. The Company has limited credit exposure for the first quarter 2002 Kmart bankruptcy. The Company has focused on improving its collections of accounts receivable; as such, days sales in accounts receivable decreased from 37 days as of December 31, 2000, to 35 days as of December 31, 2001.

      Net interest expense and other decreased from 0.4% to 0.2% of revenues due to lower interest expense, offset partially by the Company's share of Transplace operating losses. Interest expense decreased from 0.7% to 0.3% of revenues due to a reduction in the Company's borrowings. Average debt outstanding in 2001 was $77.5 million versus $125.0 million in 2000. In 2001, the Company recorded a loss of approximately $1.7 million as its percentage share of estimated Transplace losses versus a gain of approximately $0.3 million in 2000. The Company is recording its approximate 15% investment in Transplace using the equity method of accounting and is accruing its percentage share of Transplace's earnings and losses as an other non-operating item.

     The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% and 38.0% in 2001 and 2000, respectively, as described in Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. The effective income tax rate for the 2001 period decreased due to the implementation of certain tax strategies. The Company expects the 37.5% income tax rate to be the tax rate in effect for 2002.

2000 Compared to 1999

     Operating revenues increased 15% over 1999, due to an 8% increase in the average number of tractors in service, a 3% increase in average revenue per mile (excluding fuel surcharges), and a 5% increase in revenues due to fuel surcharges. Customer rate increases were the primary factor in the increase in average revenue per mile (excluding fuel surcharges). Fuel surcharges were collected from customers in 2000 to recover a majority of the increase in fuel expense caused by higher fuel prices.

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenues) increased from 90.3% to 93.2%.

     Salaries, wages and benefits decreased from 36.4% to 35.4% of revenues by maintaining the average payroll cost per mile while at the same time increasing average revenue per mile. Offsetting this, workers' compensation expense increased due to rising medical costs and higher weekly state workers' compensation payment rates.

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

     Rent and purchased transportation expense increased from 17.6% to 17.9% of revenues due primarily to increases in rental expense on leased tractors (0.3% of revenue in 2000 compared to 0.1% in 1999) and payments to owner-operators (12.6% of revenue in 2000 compared to 12.4% in 1999). Payments to owner-operators increased slightly in 2000 compared to 1999 caused in part by an increase in owner-operator miles as a percentage of total Company miles. On a per-mile basis, payments to owner-operators increased due to amounts reimbursed by the Company to owner-operators for the higher cost of fuel. Increases in logistics and other non-trucking transportation services in the first half of 2000 offset the decrease in the latter half of the year due to transferring most of the Company's logistics business to Transplace on June 30, 2000. The Company is one of five large truckload transportation companies that contributed their logistics businesses to this commonly owned, Internet-based logistics company. The Company transferred logistics business representing about 4% of total revenues for the six months ended June 30, 2000, to Transplace.

     Other operating expenses changed from (1.1%) to (0.2%) of revenues due to a weak market for the sale of used trucks. During 2000, the Company traded more of its used trucks, and the excess of the trade price over the net book value of the trucks reduced the cost basis of new trucks. In 1999, the Company sold most of its used trucks to third parties through its Fleet Truck Sales retail network and realized gains of $13.0 million. In 2000, due to a reduced number of trucks sold to third parties and a lower average gain per truck, the Company realized gains of $5.1 million.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 38.0% in 2000 and 1999, as described in Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Liquidity and Capital Resources

      Net cash provided by operating activities was $226.9 million in 2001, $170.1 million in 2000, and $132.0 million in 1999. The 33.4%
increase ($56.8 million) in operating cash flows from 2000 to 2001 was due primarily to higher depreciation due to the growth of the Company truck fleet ($6.9 million), increased deferred taxes due to the implementation of certain tax strategies and growth of the Company truck fleet ($23.8 million), a small loss versus gains on disposal of operating equipment due to a weaker used truck pricing market ($5.8 million),  increased  long-term insurance and  claims  accruals  ($4.5 million), decreases in other long-term assets ($3.8 million), and working capital improvements ($8.0 million). The cash flow from operations enabled the Company to make capital expenditures and repay debt as discussed below.

     Net cash used in investing activities was $126.9 million in 2001, $113.2 million in 2000, and $171.0 million in 1999. The growth of the Company's business has required significant investment in new revenue equipment. Net capital expenditures in 2001, 2000, and 1999 were $126.2 million, $108.5 million, and $171.0 million, respectively. The capital expenditures in 2001 and 2000 were financed primarily with cash provided by operations and, to a lesser extent in 1999, borrowings. Capital expenditures were higher in 2001 due to the Company's completion of various construction projects including the Laredo, Texas terminal, the Dallas, Texas terminal expansion, and the driver training facility. The Company also invested $5.0 million in Transplace in 2000.

       As  of  December  31,  2001,  the  Company  has  committed   to
approximately $23 million of net capital expenditures, which is a small portion of its estimated 2002 capital expenditures.

      Net financing activities used $51.1 million in 2001 and $46.8 million in 2000 and generated $38.5 million in 1999. In 2001 and 2000 respectively, the Company made net repayments of $55.0 million and $40.0 million of debt compared to net borrowings of $45.0 million in 1999. The Company paid dividends of $4.7 million in 2001, $4.7 million in 2000, and $4.7 million in 1999. Financing activities also included common stock repurchases of $2.8 million in 2000 and $3.9 million in 1999. From time to time, the Company has and may continue to repurchase shares of its common stock. The timing and amount of such purchases depends on market and other factors. The Company's board of directors has authorized the repurchase of up to 3,333,333 shares. As of December 31, 2001, the Company has purchased 1,704,701 shares pursuant to this authorization.

      The Company's financial position is strong. As of December 31, 2001, the Company had $74 million of cash and cash equivalents, $50 million of debt, and $590 million of stockholders' equity. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments

       The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2001.


                                                        Payments Due by Period
                                   --------------------------------------------------------------
Contractual Obligations             Total   Less than 1 year  1-3 years  4-5 years  After 5 years
-----------------------            -------  ----------------  ---------  ---------  -------------
                                                            (In millions)
Long-term debt                     $  50.0       $  30.0       $  20.0      $  -         $  -
Operating leases                       3.3           3.2           0.1         -            -
                                   -------  ----------------  ---------  ---------  -------------
Total contractual
  cash obligations                 $  53.3       $  33.2       $  20.1      $  -         $  -
                                   =======  ================  =========  =========  =============


                                             Amount of Commitment Expiration Per Period
                                -----------------------------------------------------------------
Other Commercial               Total Amounts
Commitments                      Committed  Less than 1 year  1-3 years  4-5 years  Over 5 years
----------------                ----------- ----------------  ---------  ---------  -------------
                                                            (In millions)
Unused lines of credit            $  25.0        $   5.0       $  20.0      $  -         $  -
Standby letters of credit            12.2           12.2             -         -            -
Other commercial commitments         23.0           23.0             -         -            -
                                ----------- ----------------  ---------  ---------  -------------
Total  commercial commitments     $  60.2        $  40.2       $  20.0      $  -         $  -
                                =========== ================  =========  =========  =============

     The unused lines of credit are available to the Company in the event the Company needs financing for the growth of its fleet. With the Company's strong financial position, the Company expects it could obtain additional financing, if necessary, at favorable terms. The standby letters of credit are primarily required for insurance policies. The other commercial commitments relate to committed equipment expenditures, which is a small portion of planned equipment expenditures for 2002.

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

Forward Looking Statements and Risk Factors

     This discussion and analysis contains historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable based on information currently available, however any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those anticipated in the forward-looking statements as a result of certain risks and uncertainties. Those risks include, but are not limited to, the following:

     The Company's business is modestly seasonal with peak freight demand occurring generally in the months of September, October, and November. During the winter months, the Company's freight volumes are typically lower as some customers have lower shipment levels after the Christmas holiday season. The Company's operating expenses have historically been higher in winter months primarily due to decreased fuel efficiency, increased maintenance costs of revenue equipment in colder weather, and increased insurance and claims costs due to adverse winter weather conditions. The Company attempts to minimize the impact of seasonality through its marketing program by seeking additional freight from certain customers during traditionally slower shipping periods. Bad weather, holidays, and the number of business days during the period can also affect revenue, since revenue is directly related to available working days of shippers.

     The trucking industry is highly competitive and includes thousands of trucking companies. This competition could limit the
Company's growth opportunities and reduce its profitability. The Company competes primarily with other truckload carriers. Railroads, less-than-truckload carriers, and private carriers also provide competition, but to a lesser degree. Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone.

     The Company is sensitive to changes in overall economic conditions that impact customer shipping volumes. The general slowdown in the economy during 2001 had a negative effect on freight volumes for truckload carriers, including the Company. As the unemployment rate increased, driver availability improved for the Company and the industry. Fuel prices increased beginning in fourth quarter 1999 and were high through 2000 and 2001 before decreasing in the latter part of 2001. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse impact on the operations and profitability of the Company. To the extent that the Company cannot recover the higher cost of fuel through customer fuel surcharges, the Company's results would be negatively impacted. Future economic conditions that may affect the Company include employment levels, business conditions, fuel and energy costs, interest rates, and tax rates.

     The Company is regulated by the United States Department of Transportation (DOT). This regulatory authority establishes broad powers, generally governing activities such as authorization to engage in motor carrier operations, safety, financial reporting, and other matters. The Company may become subject to new or more comprehensive regulations relating to fuel emissions, driver hours of service, or other issues mandated by the DOT. For example, new engine emissions standards are to become effective for truck engine manufacturers in October 2002. These new engines have not yet been available for adequate testing. These new engines may be more costly and less fuel efficient.

     At times, there have been shortages of drivers in the trucking industry. Although the market for attracting company drivers improved during 2001 due to the higher domestic unemployment rate and other factors, the Company anticipates that the competition for company drivers will continue to be high. During 2001, it became more difficult to recruit and retain owner-operator drivers due to the weak used truck pricing market and higher fuel prices for most of the year. The Company anticipates that the competition for company drivers and owner-operator drivers will continue to be high and cannot predict whether it will experience shortages in the future.

     The Company is highly dependent on the services of key personnel including Clarence L. Werner and other executive officers. Although the Company believes it has an experienced and highly qualified management group, the loss of the services of these executive officers could have a material adverse impact on the Company and its future profitability.

     The Company is dependent on its vendors and suppliers. The Company believes it has good relationships with its vendors and that it is generally able to obtain attractive pricing and other terms from vendors and suppliers. If the Company fails to maintain good relationships with its vendors and suppliers or if its vendors and suppliers experience significant financial problems, the Company could face difficulty in obtaining needed goods and services because of interruptions of production or for other reasons, which could adversely affect the Company's business.

     The efficient operation of the Company's business is highly dependent on its information systems. Much of the Company's software has been developed internally or by adapting purchased software applications to the Company's needs. The Company has purchased redundant computer hardware systems and has its own off-site disaster recovery facility approximately ten miles from the Company's offices to use in the event of a disaster. The Company has taken these steps to reduce the risk of disruption to its business operation if a disaster were to occur.

     The Company self-insures for liability resulting from cargo loss, personal injury, and property damage as well as workers' compensation. This is supplemented by premium insurance with licensed insurance companies above the Company's self-insurance level for each type of coverage. To the extent that the Company was to experience a significant increase in the number of claims or the cost per claim, the Company's operating results would be negatively affected.

     The Company maintains a three-year replacement cycle on its tractors. The Company sells tractors to third parties or trades tractors to manufacturers to maintain a new truck fleet. Used truck pricing for three-year-old tractors has declined by approximately $12,000 to $15,000 per tractor from 1999 to year-end 2001. In 1999, the Company realized gains on sales of tractors of $13.0 million or $0.13 per share, resulting from used truck prices that were in excess of the Company's net book value for those trucks. For the last half of 2001, used truck pricing for three-year-old tractors was approximately the same as the Company's net book value for those trucks. Should the used truck pricing market become significantly worse and the Company decided to sell trucks at a loss rather than extend the life of its trucks, this could have a material adverse effect on the Company's business and operating results. Also, the Company currently trades a portion of its three-year-old tractors to its primary tractor manufacturer at fixed prices. There can be no assurance that the Company will be able to continue to negotiate comparable trade agreements in future years, which may require the Company to sell more of its trucks to third parties using the Company's retail truck sales network.

      Caution should be taken not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date they are made. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates and commodity prices.

Interest Rate Risk

     The Company's only outstanding debt at December 31, 2001, was $50 million of fixed rate debt. Interest rates on the Company's unused credit facilities are based on the London Interbank Offered Rate (LIBOR). Increases in interest rates could impact the Company's annual interest expense on future borrowings.

Commodity Price Risk

      The  price  and  availability of  diesel  fuel  are  subject  to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2001, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

      The  Company  conducts business in Mexico and  Canada.   Foreign
currency transaction gains and losses were not material to the Company's results of operations for 2001 and prior years. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows. To date, the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Werner Enterprises, Inc.:

      We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2001, and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2001, listed in Item 14(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2001, and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information for each of the three years in the period ended December 31, 2001, set forth therein.

                              KPMG LLP
Omaha, Nebraska
January 22, 2002, except as to the second paragraph of
Note 3 and Note 9 which are as of February 11, 2002

                       WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME


                                          2001        2000        1999
                                       ----------  ----------  ----------
                                    (In thousands, except per share amounts)
   Operating revenues                  $1,270,519  $1,214,628  $1,052,333
                                       ----------  ----------  ----------

   Operating expenses:
    Salaries, wages and benefits          457,433     429,825     382,824
    Fuel                                  131,498     137,620      79,029
    Supplies and maintenance              117,882     102,784      87,600
    Taxes and licenses                     93,628      89,126      82,089
    Insurance and claims                   41,946      34,147      31,728
    Depreciation                          116,043     109,107      99,955
    Rent and purchased transportation     214,336     216,917     185,129
    Communications and utilities           14,365      14,454      13,444
    Other                                   4,059      (2,173)    (11,666)
                                       ----------  ----------  ----------
      Total operating expenses          1,191,190   1,131,807     950,132
                                       ----------  ----------  ----------

   Operating income                        79,329      82,821     102,201
                                       ----------  ----------  ----------
   Other expense (income):
    Interest expense                        3,775       8,169       6,565
    Interest income                        (2,628)     (2,650)     (1,407)
    Other                                   1,791        (154)        245
                                       ----------  ----------  ----------
      Total other expense                   2,938       5,365       5,403
                                       ----------  ----------  ----------
   Income before income taxes              76,391      77,456      96,798
   Income taxes                            28,647      29,433      36,787
                                       ----------  ----------  ----------

   Net income                          $   47,744  $   48,023  $   60,011
                                       ==========  ==========  ==========

   Average common shares outstanding       63,147      62,748      63,207
                                       ==========  ==========  ==========

   Basic earnings per share            $     0.76  $     0.77  $     0.95
                                       ==========  ==========  ==========

   Diluted shares outstanding              64,147      63,010      63,508
                                       ==========  ==========  ==========

   Diluted earnings per share          $     0.74  $     0.76  $     0.94
                                       ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       WERNER ENTERPRISES, INC.
                      CONSOLIDATED BALANCE SHEETS



                                                        December 31,
                                                   ----------------------
                                                      2001        2000
                                                   ----------  ----------
                                                    (In thousands, except
                                                        share amounts)
                        ASSETS
      Current assets:
        Cash and cash equivalents                  $   74,366  $   25,485
        Accounts receivable, trade, less allowance
          of $4,966 and $3,994, respectively          121,354     123,518
        Receivable from unconsolidated affiliate            -       5,332
        Other receivables                               8,527      10,257
        Inventories and supplies                        8,432       7,329
        Prepaid taxes, licenses, and permits           12,333      12,396
        Current deferred income taxes                       -      11,552
        Other                                          11,055      10,908
                                                   ----------  ----------
              Total current assets                    236,067     206,777
                                                   ----------  ----------

      Property and equipment, at cost:
        Land                                           19,357      19,157
        Buildings and improvements                     79,704      72,631
        Revenue equipment                             854,603     829,549
        Service equipment and other                   115,941     100,342
                                                   ----------  ----------
              Total property and equipment          1,069,605   1,021,679
              Less - accumulated depreciation         354,122     313,881
                                                   ----------  ----------
                     Property and equipment, net      715,483     707,798
                                                   ----------  ----------
      Notes receivable                                  5,408       4,420
      Investment in unconsolidated affiliate            3,660       5,324
      Other non-current assets                          3,396       2,888
                                                   ----------  ----------
                                                   $  964,014  $  927,207
                                                   ==========  ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable                           $   33,188  $   30,710
        Current portion of long-term debt              30,000           -
        Insurance and claims accruals                  40,254      36,057
        Accrued payroll                                15,008      12,746
        Income taxes payable                            1,268       7,157
        Current deferred income taxes                  20,473           -
        Other current liabilities                      12,066      14,749
                                                   ----------  ----------
              Total current liabilities               152,257     101,419
                                                   ----------  ----------
      Long-term debt, net of current portion           20,000     105,000
      Deferred income taxes                           162,907     152,403
      Insurance, claims and other long-term accruals   38,801      32,301
      Commitments and contingencies
      Stockholders' equity:
        Common stock, $.01 par value, 200,000,000
          shares authorized; 64,427,780 shares
          issued; 63,636,823 and 62,719,053 shares
          outstanding, respectively                       644         644
        Paid-in capital                               106,058     105,683
        Retained earnings                             490,942     447,943
        Accumulated other comprehensive loss              (43)        (34)
        Treasury stock, at cost; 790,957
          and 1,708,727 shares, respectively           (7,552)    (18,152)
                                                   ----------  ----------
              Total stockholders' equity              590,049     536,084
                                                   ----------  ----------
                                                   $  964,014  $  927,207
                                                   ==========  ==========

The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.

                       WERNER ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                          2001        2000        1999
                                       ----------  ----------  ----------
                                                 (In thousands)
  Cash flows from operating activities:
     Net income                        $   47,744  $   48,023  $   60,011
     Adjustments to reconcile net
        income to net cash provided
        by operating activities:
        Depreciation                      116,043     109,107      99,955
        Deferred income taxes              42,529      18,751      22,200
        Loss (gain) on disposal of
          operating equipment                 740      (5,055)    (13,047)
        Equity in (income) loss of
          unconsolidated affiliate          1,664        (324)          -
        Tax benefit from exercise of
          stock options                     2,384         130         663
        Other long-term assets                938      (2,888)          -
        Insurance, claims and other
          long-term accruals                6,500       2,000        (500)
        Changes in certain working
          capital items:
          Accounts receivable, net          2,164       3,693     (32,882)
          Prepaid expenses and other
            current assets                  5,875      (8,474)     (8,725)
          Accounts payable                  2,478      (4,976)    (12,460)
          Accrued  and  other  current
            liabilities                    (2,139)     10,160      16,762
                                       ----------  ----------  ----------
        Net cash provided by operating
          activities                      226,920     170,147     131,977
                                       ----------  ----------  ----------

  Cash flows from investing activities:
     Additions to property and
       equipment                         (170,862)   (169,113)   (255,326)
     Retirements of property and
       equipment                           44,710      60,608      84,297
     Investment in unconsolidated
       affiliate                                -      (5,000)          -
     Decrease (increase) in notes
       receivable                            (750)        287           -
                                       ----------  ----------  ----------
        Net  cash  used  in  investing
          activities                     (126,902)   (113,218)   (171,029)
                                       ----------  ----------  ----------

  Cash flows from financing activities:
     Proceeds  from  issuance  of
       long-term  debt                      5,000      10,000      30,000
     Repayments of long-term debt         (60,000)    (25,000)          -
     Proceeds  from  issuance of
       short-term  debt                         -           -      30,000
     Repayments of short-term debt              -     (25,000)    (15,000)
     Dividends on common stock             (4,728)     (4,710)     (4,740)
     Repurchases of common stock                -      (2,759)     (3,941)
     Stock options exercised                8,591         657       2,188
                                       ----------  ----------  ----------
        Net cash provided by (used in)
          financing activities            (51,137)    (46,812)     38,507
                                       ----------  ----------  ----------

  Net increase (decrease) in cash and
    cash equivalents                       48,881      10,117        (545)
  Cash and cash equivalents, beginning
    of year                                25,485      15,368      15,913
                                       ----------  ----------  ----------
  Cash and cash equivalents, end of
    year                               $   74,366  $   25,485  $   15,368
                                       ==========  ==========  ==========

  Supplemental disclosures of cash flow
    information:
    Cash paid (received) during year
      for:
      Interest                         $    4,315  $    7,876  $    7,329
      Income taxes                         (9,540)      3,916      13,275

  Supplemental disclosures of non-cash
    investing activities:
    Notes receivable issued upon sale
      of revenue equipment             $      238  $    4,707  $        -
    Warehouse assets contributed to LLC     1,446           -           -


The accompanying notes are an integral part of these consolidated financial statements.

                       WERNER ENTERPRISES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Accumulated
                                                              Other                    Total
                               Common Paid-In   Retained  Comprehensive   Treasury  Stockholders'
                               Stock  Capital   Earnings      Loss         Stock       Equity
                               ------ --------  --------  -------------  ---------  ------------
                                             (In thousands, except share amounts)
BALANCE, December 31, 1998      $644  $105,177  $349,351     $  -         $(14,584)   $440,588

Purchases of 403,467 shares
  of common stock                  -         -         -        -           (3,941)     (3,941)
Dividends on common stock
  ($.075 per share)                -         -    (4,737)       -                -      (4,737)
Exercise of stock options,
  264,701 shares, including
  tax benefits                     -       546         -        -            2,305       2,851
Comprehensive income:
  Net income                       -         -    60,011        -                -      60,011
                               ------ --------  --------  ------------  ----------  ------------

BALANCE, December 31, 1999       644   105,723   404,625        -          (16,220)    494,772

Purchases of 300,268
  shares of common stock           -         -         -        -           (2,759)     (2,759)
Dividends on common stock
  ($.075 per share)                -         -    (4,705)       -                -      (4,705)
Exercise of stock options,
  79,007 shares, including
  tax benefits                     -       (40)        -        -              827         787
Comprehensive income (loss):
  Net income                       -         -    48,023        -                -      48,023
  Foreign currency
    translation adjustments        -         -         -      (34)               -         (34)
                               ------ --------  --------  ------------  ----------  ------------
  Total comprehensive income       -         -    48,023      (34)               -      47,989
                               ------ --------  --------  ------------  ----------  ------------
BALANCE, December 31, 2000       644   105,683   447,943      (34)         (18,152)    536,084

Dividends on common stock
  ($.075 per share)                -         -    (4,745)       -                -      (4,745)
Exercise of stock options,
  917,770 shares, including
  tax benefits                     -       375         -        -           10,600      10,975
Comprehensive income (loss):
  Net income                       -         -    47,744        -                -      47,744
  Foreign currency
    translation adjustments        -         -         -       (9)               -          (9)
                               ------ --------  --------  ------------  ----------  ------------
  Total comprehensive income       -         -    47,744       (9)               -      47,735
                               ------ --------  --------  ------------  ----------  ------------

BALANCE, December 31, 2001      $644  $106,058  $490,942     $(43)        $ (7,552)   $590,049
                               ====== ========  ========  ============  ==========  ============



The accompanying notes are an integral part of these consolidated financial statements.

                       WERNER ENTERPRISES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

       Werner   Enterprises,  Inc.  (the  Company)  is   a   truckload
transportation company operating under the jurisdiction of the Department of Transportation and various state regulatory commissions. The Company maintains a diversified freight base with no one customer or industry making up a significant percentage of the Company's receivables or revenues. The largest single customer generated 9% of revenues for 2001.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Werner Enterprises, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions relating to these majority-owned entities have been eliminated. The equity method of accounting is used for the Company's investment in Transplace (see Note 2).

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

Property, Equipment, and Depreciation

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

      Depreciation is calculated based on the cost of the asset, reduced by its estimated salvage value, using the straight-line method. Accelerated depreciation methods are used for income tax purposes. The lives and salvage values assigned to certain assets for financial reporting purposes are different than for income tax purposes. For financial reporting purposes, assets are depreciated over the estimated useful lives of 30 years for buildings and improvements, 5 to 10 years for revenue equipment, and 3 to 10 years for service and other equipment.

Insurance and Claims Accruals

      Insurance and claims accruals, both current and noncurrent, reflect the estimated cost for cargo loss and damage, bodily injury and property damage (BI/PD), group health, and workers' compensation claims, including estimated loss development and loss adjustment expenses, not covered by insurance. The costs for cargo and BI/PD

                       WERNER ENTERPRISES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


insurance and claims are included in insurance and claims expense, while the costs of group health and workers' compensation claims are included in salaries, wages and benefits expense in the Consolidated Statements of Income. The insurance and claims accruals are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and estimates of incurred-but-not-reported losses based upon past experience.

      The Company has been responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage since August 1, 1992. The Company is also responsible for varying annual aggregate amounts of liability for claims above $500,000 and below $4,000,000. For the policy year ending August 1, 2002, these annual aggregate amounts total $4,500,000. Liability in excess of these risk retention levels is assumed by the insurance carriers in amounts which management considers adequate. The Company's premium rate for liability coverage up to $3,000,000 per claim is fixed through August 1, 2004, while coverage levels above $3,000,000 per claim will be renewed effective August 1, 2002.

     The Company has assumed responsibility for workers' compensation, maintains a $19,000,000 bond, has statutory coverage, and has obtained insurance for individual claims above $500,000.

       Under these insurance arrangements, the Company maintains $12,100,000 in letters of credit, as of December 31, 2001.

Revenue Recognition

      The Consolidated Statements of Income reflect recognition of operating revenues and related direct costs when the shipment is delivered.

Foreign Currency Translation

       Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the Mexican operations for the years ended December 31, 2001 and 2000, and of the Canadian operations for the year ended December 31, 2001. The amounts of such translation adjustments were not significant for all years presented (see the Consolidated Statements of Stockholders' Equity).

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

Common Stock and Earnings Per Share

      The Company computes and presents earnings per share (EPS) in accordance with SFAS No. 128, Earnings per Share. The difference between the Company's weighted average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options for all periods presented. There are no differences in the numerator of the Company's computations of basic and diluted EPS for any period presented.

                       WERNER ENTERPRISES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income

       Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2001 and 2000, comprehensive income consists of net income and foreign currency translation adjustments. For the year ended December 31, 1999, the Company had no items of other comprehensive income (loss), and, accordingly, comprehensive income is the same as net income.

Accounting Standards

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (SFAS 141), Business Combinations and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001, are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. The elimination of the requirement to amortize goodwill also applies to investments accounted for under the equity method of accounting. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. As of December 31, 2001, the Company has no goodwill or intangible assets recorded in its financial statements. Management believes that SFAS 141 and SFAS 142 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     During June 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As of December 31, 2001, management believes that SFAS 143 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     On October 3, 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 31, 2001. As of December 31, 2001, management believes that SFAS 144 will have no significant effect on the financial position, results of operations, and cash flows of the Company.


(2)  INVESTMENT IN UNCONSOLIDATED AFFILIATE

      Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace (TPC), in exchange for an equity interest in TPC of approximately 15%. TPC is a joint venture of five large transportation companies - Covenant Transport, Inc.; J.B. Hunt Transport Services, Inc.; Swift Transportation Co., Inc.; U.S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc. The Company is accounting for its investment in TPC using the equity method. Management believes this method is appropriate because the Company has the ability to exercise significant influence over operating and financial policies of TPC through its representation on the TPC board of directors. At December 31, 2001, the investment in unconsolidated affiliate (in thousands) is $3,660 (which includes a $5,000 cash investment in TPC less $1,340, which represents the

                       WERNER ENTERPRISES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Company's 15% equity in the loss from operations of unconsolidated affiliate since June 30, 2000). The Company is not responsible for the debt of Transplace.

      In October 2000, the Company provided funds (in thousands) of $3,200 to TPC in the form of a short-term note with an interest rate of 8%. The Company recorded interest income on the note from TPC (in thousands) of approximately $26 and $61 during 2001 and 2000, respectively. The note was repaid in full in February 2001.

      The Company and TPC enter into transactions with each other for certain of their purchased transportation needs. The Company recorded operating revenue (in thousands) from TPC of approximately $30,600 and $15,500 in 2001 and 2000, respectively, and recorded purchased transportation expense to TPC of approximately $10,500 and $1,500 during 2001 and 2000, respectively.

     The Company also provides certain administrative functions to TPC as well as providing office space, supplies, and communications. The allocation from the Company for these services (in thousands) was approximately $407 and $518 during 2001 and 2000, respectively. The allocations for rent are recorded in the Consolidated Statements of Income as miscellaneous revenue, and the remaining amounts are recorded as a reduction of the respective operating expenses.

      The Company believes that the transactions with TPC are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties, on an arm's length basis.

(3) LONG-TERM DEBT

   Long-term debt consists of the following at December 31 (in thousands):

                                                              2001      2000
                                                            --------  --------
Notes payable to banks under committed credit facilities    $      -  $ 55,000
6.55% Series A Senior Notes, due November 2002                20,000    20,000
6.02% Series B Senior Notes, due November 2002                10,000    10,000
5.52% Series C Senior Notes, due December 2003                20,000    20,000
                                                            --------  --------
                                                              50,000   105,000
Less current portion                                          30,000         -
                                                            --------  --------
Long-term debt, net                                         $ 20,000  $105,000
                                                            ========  ========


      Effective  February  11, 2002, the Company  reduced  its  credit facilities to $25 million of available credit pursuant to credit facilities with banks which bear variable interest based on LIBOR, on which no borrowings were outstanding at December 31, 2001. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of indebtedness to total capitalization. The Company was in compliance with these covenants at December 31, 2001.

      The aggregate future maturities of long-term and short-term debt by year consist of the following at December 31, 2001, (in thousands):

    2002                                                              $  30,000
    2003                                                                 20,000
                                                                      ---------
                                                                      $  50,000
                                                                      =========

      The carrying amount of the Company's long-term debt approximates fair value due to the duration of the notes and their interest rates.

                       WERNER ENTERPRISES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(4) LEASES

      The Company leases certain revenue equipment under operating leases which expire through 2003. At December 31, 2001, the future minimum lease payments under non-cancelable revenue equipment operating leases are as follows (in thousands):

      2002                                            $3,219
      2003                                               100


      Rental expense under non-cancelable revenue equipment operating leases (in thousands) was $3,237 in 2001, $3,185 in 2000, and $596 in 1999.

(5) INCOME TAXES

     Income tax expense consists of the following (in thousands):


                                 2001       2000       1999
                              ---------  ---------  ---------
      Current
       Federal                 $(12,194)   $ 9,132    $11,787
       State                     (1,688)     1,550      2,800
                              ---------  ---------  ---------
                                (13,882)    10,682     14,587
                              ---------  ---------  ---------
      Deferred
       Federal                   37,358     16,001     19,112
       State                      5,171      2,750      3,088
                              ---------  ---------  ---------
                                 42,529     18,751     22,200
                              ---------  ---------  ---------
      Total income tax expense $ 28,647    $29,433    $36,787
                              =========  =========  =========

      The effective income tax rate differs from the federal corporate tax rate of 35% in 2001, 2000, and 1999 as follows (in thousands):


                                 2001       2000       1999
                               --------  ---------  ---------

      Tax at statutory rate     $26,737    $27,110    $33,879
      State  income  taxes, net
        of federal tax benefits   2,264      2,795      3,827
      Income tax credits           (638)      (638)      (691)
      Other, net                    284        166       (228)
                               --------  ---------  ---------
                                $28,647    $29,433    $36,787
                              =========  =========  =========

                       WERNER ENTERPRISES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


      At December 31, deferred tax assets and liabilities consisted of the following (in thousands):

                                              2001       2000
                                           ---------  ---------
      Deferred tax assets:
      Insurance and claims accruals         $ 27,016   $ 24,706
      Allowance for uncollectible accounts     1,752      1,425
      Other                                    3,579      3,099
                                           ---------  ---------
           Gross deferred tax assets          32,347     29,230
                                           ---------  ---------

      Deferred tax liabilities:
      Property and equipment                 166,818    161,338
      Prepaid expenses                        38,286      4,431
      Other                                   10,623      4,312
                                           ---------  ---------
           Gross deferred tax liabilities    215,727    170,081
                                           ---------  ---------
           Net deferred tax liability       $183,380   $140,851
                                           =========  =========


     These amounts (in thousands) are presented in the accompanying Consolidated Balance Sheets as of December 31 as follows:


                                              2001       2000
                                           ---------  ---------
      Current deferred tax asset            $      -   $ 11,552
      Current deferred tax liability          20,473          -
      Noncurrent deferred tax liability      162,907    152,403
                                           ---------  ---------
      Net deferred tax liability            $183,380   $140,851
                                           =========  =========


(6) STOCK OPTION AND EMPLOYEE BENEFIT PLANS

Stock Option Plan

      The Company's Stock Option Plan (the Stock Option Plan) is a nonqualified plan that provides for the grant of options to management employees. Options are granted at prices equal to the market value of the common stock on the date the option is granted.

      Options granted become exercisable in installments from six to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 11,666,667 shares.

      At December 31, 2001, 3,129,679 shares were available for granting additional options. At December 31, 2001, 2000, and 1999, options for 828,851, 1,124,919, and 892,237 shares with weighted average exercise prices of $10.31, $9.81, and $9.47 were exercisable, respectively.

                       WERNER ENTERPRISES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The following table summarizes Stock Option Plan activity for the three years ended December 31, 2001:


                                                  Options Outstanding
                                         -----------------------------------
                                                            Weighted-Average
                                           Shares            Exercise Price
                                         ----------        ------------------
            Balance, December 31, 1998    2,033,306               9.98
              Options granted             1,892,680               9.39
              Options exercised            (264,701)              8.27
              Options canceled              (26,668)             11.27
                                         ----------
            Balance, December 31, 1999    3,634,617               9.79
              Options granted             1,506,667               9.65
              Options exercised             (79,007)              8.17
              Options canceled             (275,693)              9.77
                                         ----------
            Balance, December 31, 2000    4,786,584               9.77
              Options granted             1,598,000              12.22
              Options exercised            (917,770)              9.36
              Options canceled              (95,553)              9.60
                                         ----------
            Balance, December 31, 2001    5,371,261              10.57
                                         ==========

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:


                                          Options Outstanding              Options Exercisable
                                 -----------------------------------  ----------------------------
                                 Weighted-Average   Weighted-Average              Weighted-Average
      Range of        Number        Remaining          Exercise         Number       Exercise
  Exercise Prices  Outstanding   Contractual Life        Price        Exercisable      Price
  ---------------  -----------   ----------------   ----------------  ----------- ----------------
  $ 7.85 to $ 9.94  3,088,113       8.0 years            $ 9.37         465,724        $ 8.87
  $11.20 to $15.38  2,283,148       8.7 years             12.20         363,127         12.15
                   -----------                                        -----------
                    5,371,261       8.3 years             10.57         828,851         10.31
                   ===========                                        ============


      The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. SFAS No. 123, Accounting for Stock-Based Compensation requires pro forma disclosure of net income and earnings per share had the estimated fair value of option grants on their grant date been charged to salaries, wages and benefits. The fair value of the options granted during 2001, 2000, and 1999 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.0 percent in 2001, 6.0 percent in 2000, and 6.5 percent in 1999; dividend yield of
0.4 percent in 2001 and 0.5 percent in 2000 and 1999; expected life of
8.0 years in 2001 and 2000, and 7.0 years in 1999; and volatility of 38 percent in 2001, 35 percent in 2000, and 30 percent in 1999. The weighted-average fair value of options granted during 2001, 2000, and 1999 was $6.13, $4.79, and $4.17 per share, respectively. The Company's pro forma net income and earnings per share would have been

                       WERNER ENTERPRISES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


as indicated below had the fair value of option grants been charged to salaries, wages, and benefits:


                                               2001      2000       1999
                                               ----      ----       ----
    Net income (in thousands)
      As reported                            $47,744   $48,023    $60,011
      Pro forma                               44,589    45,735     59,170

    Basic earnings per share
      As reported                               0.76      0.77       0.95
      Pro forma                                 0.71      0.73       0.94

    Diluted earnings per share
      As reported                               0.74      0.76       0.94
      Pro forma                                 0.70      0.73       0.93


Employee Stock Purchase Plan

       Employees meeting certain eligibility requirements may participate in the Company's Employee Stock Purchase Plan (the Purchase Plan). Eligible participants designate the amount of regular payroll deductions and/or single annual payment, subject to a yearly maximum amount, that is used to purchase shares of the Company's common stock on the Over-The-Counter Market subject to the terms of the Purchase Plan. The Company contributes an amount equal to 15% of each participant's contributions under the Purchase Plan. Company contributions for the Purchase Plan (in thousands) were $108, $117, and $104 for 2001, 2000, and 1999, respectively. Interest accrues on Purchase Plan contributions at a rate of 5.25%. The broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan are paid by the Company.

401(k) Retirement Savings Plan

     The Company has an Employees' 401(k) Retirement Savings Plan (the 401(k) Plan). Employees are eligible to participate in the 401(k) Plan if they have been continuously employed with the Company or its subsidiaries for six months or more. The Company matches a portion of the amount each employee contributes to the 401(k) Plan. It is the Company's intention, but not its obligation, that the Company's total annual contribution for employees will equal at least 2 1/2 percent of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes Company 401(k) Plan contributions and administrative expenses (in thousands) of $1,574, $1,528, and $1,364 for 2001, 2000, and 1999,
respectively.

(7) COMMITMENTS AND CONTINGENCIES

      The Company has committed to approximately $23 million of net capital expenditures, which is a small portion of its estimated 2002 capital expenditures.

      The Company is involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

(8) SEGMENT INFORMATION

     The Company has one reportable segment - Truckload Transportation Services. This segment consists of five operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. The Medium- to Long-Haul Van fleet transports a variety of consumer, non-durable

                       WERNER ENTERPRISES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional Short-Haul fleet provides comparable truckload van service within five geographic regions. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center.

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

     The following tables summarize the Company's segment information (in thousands):

                                                      Revenues
                                         ----------------------------------
                                            2001        2000        1999
                                         ----------  ----------  ----------
     Truckload Transportation Services   $1,196,518  $1,148,651  $  991,954
     Other                                   74,001      65,977      60,379
                                         ----------  ----------  ----------
     Total                               $1,270,519  $1,214,628  $1,052,333
                                         ==========  ==========  ==========



                                                  Operating Income
                                         ----------------------------------
                                            2001        2000        1999
                                         ----------  ----------  ----------
     Truckload Transportation Services   $   78,807  $   83,773  $   99,419
     Other                                      522        (952)      2,782
                                         ----------  ----------  ----------
     Total                               $   79,329  $   82,821  $  102,201
                                         ==========  ==========  ==========


      Substantially all of the Company's revenues are generated within the United States or from North American shipments with origins or destinations in the United States. No one customer accounts for more than 9% of the Company's revenues.

(9)  COMMON STOCK SPLIT

      On February 11, 2002, the Company announced that its Board of Directors declared a four-for-three split of the Company's common stock effected in the form of a 33 1/3 percent stock dividend. The stock dividend was payable on March 14, 2002, to stockholders of record at the close of business on February 25, 2002. No fractional shares of common stock were issued in connection with the stock split. Stockholders entitled to fractional shares received a proportional cash payment based on the closing price of a share of common stock on February 25, 2002.

      All share and per-share information included in the accompanying consolidated financial statements for all periods presented have been adjusted to retroactively reflect the stock split.

                       WERNER ENTERPRISES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



                                   First      Second     Third      Fourth
                                  Quarter    Quarter    Quarter    Quarter
                                 --------   --------   --------   --------
                                  (In thousands, except per share amounts)
     2001:
     Operating revenues          $304,577   $322,777   $322,618   $320,547
     Operating income              16,059     19,933     20,621     22,716
     Net income                     9,455     12,091     12,453     13,745
     Diluted earnings per share      0.15       0.19       0.19       0.21

     2000:
     Operating revenues          $291,379   $307,242   $304,572   $311,435
     Operating income              18,535     22,418     21,043     20,825
     Net income                    10,318     12,915     12,291     12,499
     Diluted earnings per share      0.16       0.20       0.20       0.20


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 2001, involving a change of accountants or disagreements on accounting and financial disclosure.

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
           8-K

(a)  Financial Statements and Schedules.

     (1)  Financial Statements:  See Part II, Item 8 hereof.

                                                             Page
                                                             ----
          Report of Independent Public Accountants            16
          Consolidated Statements of Income                   17
          Consolidated Balance Sheets                         18
          Consolidated Statements of Cash Flows               19
          Consolidated Statements of Stockholders' Equity     20
          Notes to Consolidated Financial Statements          21

      (2) Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

                                                             Page
                                                             ----
          Schedule II - Valuation and Qualifying Accounts     34

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

      (3)   Exhibits:   The response to this portion  of  Item  14  is
submitted  as  a  separate section of this report on  Form  10-K  (see
Exhibit Index on page 34).

(b)  Reports on Form 8-K:

      A report on Form 8-K, filed October 19, 2001, regarding a news release on October 16, 2001, announcing the Company's operating revenues and earnings for the third quarter ended September 30, 2001.

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2002.

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


     Signature                      Position                     Date
     ---------                      --------                     ----
/s/ Clarence L. Werner      Chairman of the Board, Chief    March 20, 2002
-----------------------     Executive Officer and Director
Clarence L. Werner

/s/ Gary L. Werner          Vice Chairman and               March 20, 2002
-----------------------     Director
Gary L. Werner

/s/ Curtis G. Werner        Vice Chairman - Corporate       March 20, 2002
-----------------------     Development and Director
Curtis G. Werner

/s/ Gregory L. Werner       President, Chief Operating      March 20, 2002
-----------------------     Officer and Director
Gregory L. Werner

/s/ John J. Steele          Vice President, Treasurer and   March 20, 2002
-----------------------     Chief Financial Officer
John J. Steele

/s/ James L. Johnson        Vice President, Controller      March 20, 2002
-----------------------     and Corporate Secretary
James L. Johnson

/s/ Irving B. Epstein       Director                        March 20, 2002
-----------------------
Irving B. Epstein

/s/ Martin F. Thompson      Director                        March 20, 2002
-----------------------
Martin F. Thompson

/s/ Gerald H. Timmerman     Director                        March 20, 2002
-----------------------
Gerald H. Timmerman

/s/ Donald W. Rogert        Director                        March 20, 2002
-----------------------
Donald W. Rogert

/s/ Jeffrey G. Doll         Director                        March 20, 2002
-----------------------
Jeffrey G. Doll


                              SCHEDULE II
                       WERNER ENTERPRISES, INC.
                   VALUATION AND QUALIFYING ACCOUNTS



                               Balance at    Charged to   Write-Off   Balance at
                              Beginning of   Costs and   of Doubtful    End of
                                 Period       Expenses     Accounts     Period
                                 ------       --------     --------     ------
                                                  (In thousands)
Year ended December 31, 2001:
Allowance for doubtful accounts  $3,994        $2,057       $1,085      $4,966
                                 ======        ======       ======      ======

Year ended December 31, 2000:
Allowance for doubtful accounts  $3,236        $2,191       $1,433      $3,994
                                 ======        ======       ======      ======

Year ended December 31, 1999:
Allowance for doubtful accounts  $2,933        $  606       $  303      $3,236
                                 ======        ======       ======      ======


                             EXHIBIT INDEX


  Exhibit                                  Page Number or Incorporated by
  Number           Description             Reference to
  -------          -----------             ------------------------------
  3(i)(A)      Revised and Amended       Exhibit 3 to Registration Statement
               Articles of               on Form S-1, Registration No. 33-5245
               Incorporation
  3(i)(B)      Articles of Amendment to  Exhibit 3(i) to the Company's
               Articles of               report on Form 10-Q for the quarter
               Incorporation             ended May 31, 1994
  3(i)(C)      Articles of Amendment to  Exhibit 3(i) to the Company's report
               Articles of               on Form 10-K for the year ended
               Incorporation             ended December 31, 1998
  3(ii)        Revised and Amended       Exhibit 3(ii) to the Company's
               By-Laws                   report on Form 10-K for the year
                                         ended December 31, 1994
  10.1         Second Amended and        Exhibit 10 to the Company's report
               Restated Stock            on Form 10-Q for the quarter ended
               Option Plan               June 30, 2000
  10.2         Initial Subscription      Exhibit 2.1 to the Company's report
               Agreement of              on Form 8-K filed July 17, 2000
               Transplace.com, LLC,
               dated April 19, 2000
  10.3         Operating Agreement       Exhibit 2.2 to the Company's report
               of Transplace.com, LLC,   on Form 8-K filed July 17, 2000
               dated April 19, 2000
  11           Statement Re: Computation Filed herewith
               of Per Share Earnings
  21           Subsidiaries of the       Filed herewith
               Registrant
  23.1         Consent of KPMG LLP       Filed herewith

