Form 10-Q
period 2002-03-31
WERNER ENTERPRISES INC
filed 2002-05-13
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the quarter ended                               Commission file number
March 31, 2002                                                     0-14690


                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)


NEBRASKA                                                        47-0648386
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                  68145-0308                 (402) 895-6640
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


                        YES   [X]        NO   [   ]


     As of April 30, 2002, 63,781,046 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q

                                                                       PAGE
PART I - FINANCIAL INFORMATION                                         ----
Item 1 - Financial Statements

       Consolidated  Statements of Income for the  Three  Months  Ended
       March 31, 2002 and 2001                                            3

       Consolidated Condensed Balance Sheets as of March 31,  2002  and
       December 31, 2001                                                  4

       Consolidated Statements of Cash Flows for the Three Months Ended
       March 31, 2002 and 2001                                            5

       Notes to Consolidated  Financial Statements as of March 31, 2002   6

Item 2 - Management's  Discussion  and  Analysis of Financial Condition
       and Results of Operations                                          9

Item 3 - Quantitative  and  Qualitative  Disclosures  About Market Risk  13



PART II - OTHER INFORMATION
Items 1, 2, 3, 4, and 5 - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K                                14



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

     Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
(In thousands, except per share amounts)                  March 31
-------------------------------------------------------------------------
                                                     2002          2001
-------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $312,575       $304,577
                                                  -----------------------


Operating expenses:
  Salaries, wages and benefits                     115,502        109,074
  Fuel                                              25,061         35,064
  Supplies and maintenance                          30,056         26,944
  Taxes and licenses                                23,882         23,078
  Insurance and claims                              11,606         10,741
  Depreciation                                      29,202         29,195
  Rent and purchased transportation                 55,415         50,272
  Communications and utilities                       3,717          3,743
  Other                                                849            407
                                                  -----------------------
    Total operating expenses                       295,290        288,518
                                                  -----------------------

Operating income                                    17,285         16,059
                                                  -----------------------

Other expense (income):
  Interest expense                                     758          1,406
  Interest income                                     (674)          (894)
  Other                                                212            419
                                                  -----------------------
    Total other expense                                296            931
                                                  -----------------------

Income before income taxes                          16,989         15,128

Income taxes                                         6,371          5,673
                                                  -----------------------

Net income                                        $ 10,618       $  9,455
                                                  =======================

Average common shares outstanding                   63,800         62,763
                                                  =======================

Basic earnings per share                          $    .17       $    .15
                                                  =======================

Diluted shares outstanding                          65,310         63,551
                                                  =======================

Diluted earnings per share                        $    .16       $    .15
                                                  =======================

Dividends declared per share                      $   .020       $   .019
                                                  =======================

                          WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS



(In thousands)                                     March 31   December 31
-------------------------------------------------------------------------
                                                     2002         2001
-------------------------------------------------------------------------
                                                  (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                     $   86,481     $   74,366
  Accounts receivable, trade, less allowance of
   $5,182 and $4,966, respectively                 118,038        121,354
  Other receivables                                  9,146          8,527
  Inventories and supplies                           8,430          8,432
  Prepaid taxes, licenses and permits               10,240         12,333
  Other current assets                              12,137         11,055
                                                 ------------------------
    Total current assets                           244,472        236,067
                                                 ------------------------

Property and equipment                           1,097,406      1,069,605
Less - accumulated depreciation                    365,699        354,122
                                                 ------------------------
    Property and equipment, net                    731,707        715,483
                                                 ------------------------

Notes receivable                                     5,186          5,408

Investment in unconsolidated affiliate               3,438          3,660

Other non-current assets                             3,204          3,396
                                                 ------------------------

                                                $  988,007     $  964,014
                                                 ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $   36,783     $   33,188
  Current portion of long-term debt                 30,000         30,000
  Insurance and claims accruals                     43,037         40,254
  Accrued payroll                                   16,947         15,008
  Current deferred income taxes                     20,473         20,473
  Other current liabilities                         12,884         13,334
                                                 ------------------------
    Total current liabilities                      160,124        152,257
                                                 ------------------------

Long-term debt, net of current portion              20,000         20,000

Insurance and claims accruals, net of current
  portion                                           39,801         38,801

Deferred income taxes                              165,626        162,907

Stockholders' equity                               602,456        590,049
                                                 ------------------------

                                                $  988,007     $  964,014
                                                 ========================

                                    4

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three Months Ended
(In thousands)                                            March 31
-------------------------------------------------------------------------
                                                     2002          2001
-------------------------------------------------------------------------
                                                        (Unaudited)

Cash flows from operating activities:
  Net income                                      $ 10,618       $  9,455
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                    29,202         29,195
    Deferred income taxes                            2,719         27,498
    Loss (gain) on disposal of property and
      equipment                                        181            (57)
    Equity in loss of unconsolidated affiliate         222            391
    Tax benefit from exercise of stock options         918            157
    Other long-term assets                             192            236
    Insurance claims and other long-term accruals    1,000          2,000
    Changes in certain working capital items:
      Accounts receivable, net                       3,316         (3,857)
      Prepaid expenses and other current assets        394          6,492
      Accounts payable                               3,595            783
      Other current liabilities                      4,186          5,684
                                                  -----------------------
   Net cash provided by operating activities        56,543         77,977
                                                  -----------------------
Cash flows from investing activities:
  Additions to property and equipment              (62,133)       (40,199)
  Retirements of property and equipment             16,477         10,562
  Decrease in notes receivable                         271            204
                                                  -----------------------
   Net cash used in investing activities           (45,385)       (29,433)
                                                  -----------------------
Cash flows from financing activities:
  Repayments of long-term debt                           -        (45,000)
  Dividends on common stock                         (1,193)        (1,176)
  Payment of stock split fractional shares             (12)             -
  Stock options exercised                            2,162            645
                                                  -----------------------
   Net cash provided by (used in) financing
     activities                                        957        (45,531)
                                                  -----------------------

Net increase in cash and cash equivalents           12,115          3,013
Cash and cash equivalents, beginning of period      74,366         25,485
                                                  -----------------------
Cash and cash equivalents, end of period          $ 86,481       $ 28,498
                                                  =======================
Supplemental disclosures of cash flow
  information:
Cash paid (received) during the period for:
  Interest                                        $    757       $  1,709
  Income taxes                                    $  4,904       $(22,480)

Supplemental schedule of non-cash investing
  activities:
  Notes receivable issued upon sale of revenue
    equipment                                     $     49       $    125


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Investment in Unconsolidated Affiliate

     Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace (TPC), in exchange for an equity interest in TPC of approximately 15%. TPC is a joint venture of five large transportation companies - Covenant Transport, Inc.; J. B. Hunt Transport Services, Inc.; Swift Transportation Co., Inc.; U. S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc. Accordingly, the Company is accounting for its investment in TPC using the equity method. Management believes this method is appropriate because the Company has the ability to exercise significant influence over operating and financial policies of TPC through its representation on the TPC board of directors. At March 31, 2002, the investment in unconsolidated affiliate includes a $5,000,000 investment in TPC less $1,562,000, which represents the Company's 15% equity in the loss from operations of unconsolidated affiliate since June 30, 2000.


(2)  Commitments

     As of March 31, 2002, the Company has commitments for net capital expenditures of approximately $72 million.


(3)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below. Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.

                                                      (in thousands,
                                                     except per share
                                                         amounts)
                                                    Three Months Ended
                                                         March 31
                                                  -----------------------
                                                      2002      2001
                                                  -----------------------

Net income                                          $ 10,618   $ 9,455
                                                  =======================

Average common shares outstanding                     63,800    62,763
Common stock equivalents                               1,510       788
                                                  -----------------------
Diluted shares outstanding                            65,310    63,551
                                                  =======================
Basic earnings per share                            $    .17   $   .15
                                                  =======================
Diluted earnings per share                          $    .16   $   .15
                                                  =======================


      Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:

                                                    Three Months Ended
                                                         March 31
                                                  ------------------------
                                                     2002          2001
                                                  ------------------------

Number of shares under option                            -          10,000
Range of option purchase prices                          -   $14.35-$15.38


(4)  Segment Information

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

     The following tables summarize the Company's segment information (in thousands of dollars):


                                                          Revenues
                                                          --------
                                                     Three Months Ended
                                                          March 31
                                                    ---------------------
                                                       2002      2001
                                                    ---------------------

Truckload Transportation Services                     $291,032   $289,811
Other                                                   21,543     14,766
                                                    ---------------------
Total                                                 $312,575   $304,577
                                                    =====================

                                                      Operating Income
                                                      ----------------
                                                     Three Months Ended
                                                          March 31
                                                    ---------------------
                                                       2002      2001
                                                    ---------------------

Truckload Transportation Services                      $16,712    $15,702
Other                                                      573        357
                                                    ---------------------
Total                                                  $17,285    $16,059
                                                    =====================

(5)  Common Stock Split

     On February 11, 2002, the Company announced that its Board of Directors declared a four-for-three split of the Company's common stock effected in the form of a 33 1/3 percent stock dividend. The stock dividend was paid on March 14, 2002, to stockholders of record at the close of business on February 25, 2002. No fractional shares of common stock were issued in connection with the stock split. Stockholders entitled to fractional shares received a proportional cash payment based on the closing price of a share of common stock on February 25, 2002.

     All share and per-share information included in this Form 10-Q, including in the accompanying consolidated financial statements, for all periods presented have been adjusted to retroactively reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This report contains forward-looking statements which are based on information currently available to the Company's management. Actual results could differ materially from those anticipated in forward-looking statements as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company assumes no obligation to update any forward-looking statement to the extent it becomes aware that it will not be achieved for any reason.


Financial Condition:

      During the three months ended March 31, 2002, the Company generated cash flow from operations of $56.5 million, a 3.5% increase ($1.9 million) in cash flow compared to the same three-month period a year ago, excluding the $23.4 million refund of income taxes received in first quarter 2001 which resulted from the implementation of certain tax strategies. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $45.7 million and pay common stock dividends of $1.2 million. The Company is continuing its current three-year truck replacement cycle. The average age of the Company's truck fleet was reduced from 1.5 years as of December 31, 2001 to 1.4 years as of March 31, 2002. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

      The Company's debt to equity ratio at March 31, 2002 was 8.3%, compared with 8.5% at December 31, 2001. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 7.7% at March 31, 2002 compared to 7.8% at December 31, 2001.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.

                                                       Three Months Ended
                                                             March 31
                                                         2002       2001
                                                     ----------------------
Operating revenues                                       100.0%      100.0%
                                                     ----------------------
Operating expenses:
    Salaries, wages and benefits                          37.0        35.8
    Fuel                                                   8.0        11.5
    Supplies and maintenance                               9.6         8.9
    Taxes and licenses                                     7.7         7.6
    Insurance and claims                                   3.7         3.5
    Depreciation                                           9.3         9.6
    Rent and purchased transportation                     17.7        16.5
    Communications and utilities                           1.2         1.2
    Other                                                  0.3         0.1
                                                     ----------------------
         Total operating expenses                         94.5        94.7
                                                     ----------------------
Operating income                                           5.5         5.3
Net interest expense and other                             0.1         0.3
                                                     ----------------------
Income before income taxes                                 5.4         5.0
Income taxes                                               2.0         1.9
                                                     ----------------------
Net income                                                 3.4%        3.1%
                                                     ======================


     The following table sets forth certain industry data regarding the freight revenues and operations of the Company.

                                                       Three Months Ended
                                                             March 31
                                                         2002       2001
                                                     ----------------------
Average monthly miles per tractor                       10,087     10,242
Average revenues per total mile (1)                     $1.210     $1.189
Average revenues per loaded mile (1)                    $1.345     $1.331
Average percentage of empty miles                        10.00%     10.67%
Average tractors in service                              7,882      7,547
Average revenues per truck per week (1)                 $2,818     $2,811
Non-trucking revenues (in thousands)                   $21,543    $14,766
Total tractors (at quarter end)
    Company                                              6,725      6,440
    Owner-operator                                       1,175      1,185
                                                     ---------  ---------
         Total tractors                                  7,900      7,625

Total trailers (at quarter end)                         19,935     19,860


(1) Net of fuel surcharge revenues.


Three Months Ended March 31, 2002 Compared to Three Months Ended March  31,
---------------------------------------------------------------------------
2001
----

     Operating revenues increased 2.6% for the three months ended March 31, 2002, compared to the same period of the prior year, due in part to a 4.4% increase in the average number of tractors in service. Revenue per total mile, excluding fuel surcharges, increased 1.8%, and revenue per total mile, including fuel surcharges, decreased 2.5% compared to first quarter 2001. Fuel surcharges, which represent collections from customers for the higher cost of fuel, decreased from $14.0 million in first quarter 2001 to $2.1 million in first quarter 2002 due to lower average fuel prices (see fuel explanation below). Excluding fuel surcharge revenues, trucking revenues increased 4.8% for the three months ended March 31, 2002, compared to the same period of the prior year. These increases were offset by a 1.5% decrease in miles per truck compared to first quarter 2001. First quarter 2002 had one less business day (63 business days) than first quarter 2001 (64 business days). Revenues from non-trucking services increased by $6.8 million.

      Freight demand during the latter part of first quarter 2002 showed a modest improvement compared to a year ago. The Company improved its empty mile percentage by 6% as compared to first quarter 2001 by better matching of available freight with truck capacity.

      Operating expenses, expressed as a percentage of operating revenues, were 94.5% for the three months ended March 31, 2002, compared to 94.7% for the three months ended March 31, 2001. Owner-operator miles as a percentage of total miles were 17.0% in first quarter 2002 compared to 17.3% in first quarter 2001. Owner-operators are independent contractors who supply their own tractor and driver, and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, it has been more difficult to attract and retain owner-operator drivers due to the challenging operating conditions.

     Salaries, wages and benefits increased from 35.8% to 37.0% of revenues due in part to the Company increasing employees in its maintenance department to reduce the higher cost of over-the-road repairs. Workers' compensation and health insurance expense also increased due to rising medical costs and higher weekly state workers' compensation payment rates. The market for attracting company drivers has improved; however, the Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel decreased from 11.5% to 8.0% of revenues due to lower fuel prices. Average diesel fuel prices were about 25 cents per gallon lower in first quarter 2002 compared to the higher than normal prices of first quarter 2001. However, fuel prices were just 10 cents per gallon lower at the end of first quarter 2002 (March 2002) as compared to March 2001. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover most of the higher fuel prices from its customers compared to normalized average fuel prices. These fuel surcharges, which automatically adjust from week to week depending on the cost of fuel, enable the Company to rapidly recoup the higher cost of fuel when prices increase. Conversely, when fuel prices decrease, fuel surcharges decrease. After considering the amounts collected from customers through fuel surcharge programs, net of reimbursement to owner-operators, there was no significant impact on first quarter 2002 earnings per share compared to first quarter 2001 earnings per share due to fuel costs. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase as they did throughout the first quarter 2002 or will decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

      Supplies and maintenance increased from 8.9% to 9.6% of revenues due to more maintenance being performed over-the-road than at company facilities. As referred to above, the Company has begun adding more maintenance employees to shift more repairs to company facilities where they can be performed at a lower cost than over-the-road.

     Insurance and claims increased from 3.5% to 3.7% of revenues due primarily to higher excess insurance premiums in first quarter 2002. Insurance premiums in the liability insurance market have increased significantly for many truckload carriers. Since the Company is self-insured for $500,000 of liability for each claim and varying annual aggregate amounts of liability for claims above $500,000 and below $4,000,000, these premium increases only affect the Company for coverage above these amounts. The Company has been self-insured and managed its own claims for liability, cargo, and property damage for the last ten years. The Company renewed its annual catastrophic liability insurance coverage effective August 1, 2001. The effect of this insurance renewal was an increase in the Company's total insurance and claims expense of less than 10% of the Company's total annual insurance and claims expense. The Company's premium rate for liability coverage up to $3.0 million per claim is fixed through August 1, 2004, while coverage levels above $3.0 million per claim will be renewed effective August 1, 2002.

     Rent and purchased transportation increased from 16.5% to 17.7% of revenues due primarily to an increase in purchased transportation relating to non-trucking operations, offset by a decrease in payments to owner-operators for fuel reimbursement. The Company reimburses owner-operators for the higher cost of fuel based on fuel surcharge reimbursements collected from customers. The Company has experienced difficulty recruiting and retaining owner-operators because of high fuel prices, a weak used truck pricing market, and other factors. This has resulted in a reduction of the number of owner-operator tractors from 1,185 as of March 31, 2001, to 1,175 as of March 31, 2002.

     Other operating expenses increased from 0.1% to 0.3% of revenues due to the used truck market. Record levels of trucks manufactured during 1999 and 2000, an increased supply of used trucks caused in part by trucking company business failures, and slower fleet growth by many carriers have all contributed to a decline in the market value of used trucks. In the past few months, the pricing for the Company's used trucks has stabilized. The Company renegotiated its trade agreements with its primary truck manufacturer in June 2001 and continued to expand its nationwide retail truck sales network that has been a leading seller of used Company trucks for over ten years. Due to a slightly lower average sale price per truck, in first quarter 2002 the Company realized losses of $.2 million on sales of used trucks to third parties through its Fleet Truck Sales retail network compared to gains of $.1 million in first quarter 2001.

     Net interest expense and other decreased from 0.3% to 0.1% of revenues due primarily to lower net interest expense. Interest expense decreased from 0.5% in first quarter 2001 to 0.2% in first quarter 2002 of revenues due to a reduction in the Company's borrowings. Average debt outstanding in first quarter 2002 was $50.0 million versus $82.5 million in first quarter 2001. In first quarter 2002 and 2001, the Company recorded losses of approximately $0.2 million and $0.4 million, respectively, as its percentage share of estimated Transplace losses. The Company is recording its approximate 15% investment in Transplace using the equity method of accounting and is accruing its percentage share of Transplace's earnings and losses as an other non-operating item.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% for the three-month periods ended March 31, 2002 and 2001.

Accounting Standards:

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (SFAS 141), Business Combinations and No. 142 (SFAS
142), Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. Management has determined that adoption of these two statements as of January 1, 2002 did not have any effect on the financial position, results of operations or cash flows of the Company during the first quarter 2002 and expects no significant effect on future periods.

     During June 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As of March 31, 2002, management believes that SFAS 143 will have no significant effect on the financial position, results of operations and cash flows of the Company.

      On October 3, 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 31, 2001. Management has determined that adoption of this statement as of January 1, 2002 did not have any effect on the financial position, results of operations and cash flows of the Company during the first quarter 2002 and expects no significant effect on future periods.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices.


Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. As of March 31, 2002, the Company has implemented customer fuel surcharges with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for first quarter 2002 and prior periods. The Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.


                                  PART II

                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    None


(b) Reports on Form 8-K.

   (i) A report on Form 8-K, filed January 29, 2002, regarding a news release on January 22, 2002, announcing the Company's operating revenues and earnings for the fourth quarter and year ended December 31, 2001.
   (ii) A report on Form 8-K, filed February 19, 2002, regarding a news release on February 11, 2002, announcing a 4-for-3 split of the Company's common stock.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:  May 13, 2002             By:  /s/ John J. Steele
       --------------                -----------------------------
                                     John J. Steele
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Date:  May 13, 2002             By:  /s/ James L. Johnson
       --------------                -----------------------------
                                     James L. Johnson
                                     Vice President, Controller and
                                     Corporate Secretary