Form 10-Q
period 2002-06-30
WERNER ENTERPRISES INC
filed 2002-08-13
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2002
                                    OR
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

Commission file number 0-14690



                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)


NEBRASKA                                                        47-0648386
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                  68145-0308                 (402) 895-6640
(Address of principal            (Zip Code)(Registrant's telephone number,
executive offices)                                    including area code)


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


                        YES   [X]        NO   [ ]


     As of July 31, 2002, 63,782,066 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q

                                                                        PAGE
PART I - FINANCIAL INFORMATION                                          ----
Item 1 - Financial Statements

       Consolidated  Statements of Income for the  Three  Months  Ended
       June 30, 2002 and 2001                                              3

       Consolidated Statements of Income for the Six Months Ended  June
       30, 2002 and 2001                                                   4

       Consolidated  Condensed Balance Sheets as of June 30,  2002  and
       December 31, 2001                                                   5

       Consolidated  Statements of Cash Flows for the Six Months  Ended
       June 30, 2002 and 2001                                              6

       Notes to Consolidated Financial Statements as of June 30, 2002      7

Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk       13



PART II - OTHER INFORMATION
Items 1, 2, 3 and 5 - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders              14

Item 6 - Exhibits and Reports on Form 8-K                                 14


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

     Operating results for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
(In thousands, except per share amounts)                  June 30
-------------------------------------------------------------------------
                                                     2002          2001
-------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                 $340,405      $322,777
                                                   ----------------------

Operating expenses:
  Salaries, wages and benefits                      122,417       114,862
  Fuel                                               30,401        35,714
  Supplies and maintenance                           31,112        29,275
  Taxes and licenses                                 24,723        23,192
  Insurance and claims                               12,793        10,911
  Depreciation                                       29,521        28,908
  Rent and purchased transportation                  57,852        55,245
  Communications and utilities                        3,644         3,567
  Other                                                 804         1,170
                                                   ----------------------
    Total operating expenses                        313,267       302,844
                                                   ----------------------

Operating income                                     27,138        19,933
                                                   ----------------------

Other expense (income):
  Interest expense                                      801           834
  Interest income                                      (602)         (554)
  Other                                                 419           307
                                                   ----------------------
    Total other expense                                 618           587
                                                   ----------------------

Income before income taxes                           26,520        19,346

Income taxes                                          9,945         7,255
                                                   ----------------------

Net income                                         $ 16,575      $ 12,091
                                                   ======================

Average common shares outstanding                    63,801        63,027
                                                   ======================

Basic earnings per share                           $    .26      $    .19
                                                   ======================

Diluted shares outstanding                           65,192        63,889
                                                   ======================

Diluted earnings per share                         $    .25      $    .19
                                                   ======================

Dividends declared per share                       $   .020      $   .019
                                                   ======================


                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                      Six Months Ended
(In thousands, except per share amounts)                  June 30
-------------------------------------------------------------------------
                                                     2002          2001
-------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                 $652,980      $627,354
                                                   ----------------------

Operating expenses:
  Salaries, wages and benefits                      237,919       223,936
  Fuel                                               55,462        70,778
  Supplies and maintenance                           61,168        56,219
  Taxes and licenses                                 48,605        46,270
  Insurance and claims                               24,399        21,652
  Depreciation                                       58,723        58,103
  Rent and purchased transportation                 113,267       105,517
  Communications and utilities                        7,361         7,310
  Other                                               1,653         1,577
                                                   ----------------------
    Total operating expenses                        608,557       591,362
                                                   ----------------------

Operating income                                     44,423        35,992
                                                   ----------------------

Other expense (income):
  Interest expense                                    1,559         2,240
  Interest income                                    (1,276)       (1,448)
  Other                                                 631           726
                                                   ----------------------
    Total other expense                                 914         1,518
                                                   ----------------------

Income before income taxes                           43,509        34,474

Income taxes                                         16,316        12,928
                                                   ----------------------

Net income                                         $ 27,193      $ 21,546
                                                   ======================

Average common shares outstanding                    63,802        62,896
                                                   ======================

Basic earnings per share                           $    .43      $    .34
                                                   ======================

Diluted shares outstanding                           65,250        63,723
                                                   ======================

Diluted earnings per share                         $    .42      $    .34
                                                   ======================

Dividends declared per share                       $   .040      $   .038
                                                   ======================


                          WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                      June 30   December 31
--------------------------------------------------------------------------
                                                     2002        2001
--------------------------------------------------------------------------
                                                  (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                      $   85,214    $   74,366
  Accounts receivable, trade, less allowance of
    $5,393 and $4,966, respectively                 127,803       121,354
  Other receivables                                  10,375         8,527
  Inventories and supplies                            8,926         8,432
  Prepaid taxes, licenses and permits                 7,095        12,333
  Other current assets                               14,164        11,055
                                                 ------------------------
    Total current assets                            253,577       236,067
                                                 ------------------------
Property and equipment                            1,107,695     1,069,605
Less - accumulated depreciation                     366,332       354,122
                                                 ------------------------
    Property and equipment, net                     741,363       715,483
                                                 ------------------------
Other non-current assets                             14,999        12,464
                                                 ------------------------
                                                 $1,009,939    $  964,014
                                                 ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $   34,906    $   33,188
  Current portion of long-term debt                  30,000        30,000
  Insurance and claims accruals                      46,566        40,254
  Accrued payroll                                    17,348        15,008
  Current deferred income taxes                      20,473        20,473
  Other current liabilities                          12,010        13,334
                                                 ------------------------
    Total current liabilities                       161,303       152,257
                                                 ------------------------
Long-term debt, net of current portion               20,000        20,000

Insurance and claims accruals, net of current
  portion                                            42,301        38,801

Deferred income taxes                               169,869       162,907

Stockholders' equity:
  Common stock, $.01 par value, 200,000,000
    shares authorized; 64,427,780 shares issued;
    63,794,567 and 63,636,823 shares
    outstanding, respectively                           644           644
  Paid-in capital                                   106,958       106,058
  Retained earnings                                 515,582       490,942
  Accumulated other comprehensive loss                  (81)          (43)
  Treasury stock, at cost; 633,206 and 790,957
    shares, respectively                             (6,637)       (7,552)
                                                 ------------------------
     Total stockholders' equity                     616,466       590,049
                                                 ------------------------
                                                 $1,009,939    $  964,014
                                                 ========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
(In thousands)                                            June 30
-------------------------------------------------------------------------
                                                     2002          2001
-------------------------------------------------------------------------
                                                        (Unaudited)

Cash flows from operating activities:
  Net income                                       $ 27,193      $ 21,546
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                     58,723        58,103
    Deferred income taxes                             6,962        32,504
    Loss on disposal of property and equipment           61           465
    Equity in loss of unconsolidated affiliate          637           637
    Tax benefit from exercise of stock options          995         1,138
    Other long-term assets                              (83)          236
    Insurance claims and other long-term accruals     3,500         3,000
    Changes in certain working capital items:
      Accounts receivable, net                       (6,449)      (12,433)
      Prepaid expenses and other current assets        (213)       10,987
      Accounts payable                                1,718         1,800
      Other current liabilities                       7,207           577
                                                   ----------------------
   Net cash provided by operating activities        100,251       118,560
                                                   ----------------------
Cash flows from investing activities:
  Additions to property and equipment              (117,359)      (99,607)
  Retirements of property and equipment              32,646        22,429
  (Increase) decrease in notes receivable            (3,040)          427
                                                   ----------------------
   Net cash used in investing activities            (87,753)      (76,751)
                                                   ----------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                -         5,000
  Repayments of long-term debt                            -       (55,000)
  Dividends on common stock                          (2,470)       (2,360)
  Payment of stock split fractional shares              (12)            -
  Repurchases of common stock                        (1,556)            -
  Stock options exercised                             2,388         4,822
                                                   ----------------------
   Net cash used in financing activities             (1,650)      (47,538)
                                                   ----------------------

Net increase (decrease) in cash and cash
  equivalents                                        10,848        (5,729)
Cash and cash equivalents, beginning of period       74,366        25,485
                                                   ----------------------
Cash and cash equivalents, end of period           $ 85,214      $ 19,756
                                                   ======================
Supplemental disclosures of cash flow
  information:
Cash paid (received) during the period for:
  Interest                                         $  1,559      $  2,762
  Income taxes                                     $  9,881      $(15,810)
Supplemental schedule of non-cash investing
  activities:
  Notes receivable issued upon sale of revenue
    equipment                                      $     49      $    205


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Investment in Unconsolidated Affiliate

     Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace (TPC), in exchange for an equity interest in TPC of approximately 15%. TPC is a joint venture of five large transportation companies - Covenant Transport, Inc.; J. B. Hunt Transport Services, Inc.; Swift Transportation Co., Inc.; U. S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc. Accordingly, the Company is accounting for its investment in TPC using the equity method. Management believes this method is appropriate because the Company has the ability to exercise significant influence over operating and financial policies of TPC through its representation on the TPC board of directors. At June 30, 2002, the investment in unconsolidated affiliate (in thousands), which is included in other non-current assets, is $3,023 (which includes a $5,000 cash investment in TPC less $1,977, which represents the Company's 15% equity in the loss from operations of unconsolidated affiliate since June 30, 2000). The Company is not responsible for the debt of Transplace.


(2)  Commitments

     As of June 30, 2002, the Company has commitments for net capital expenditures of approximately $135 million.


(3)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below. Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.


                             (in thousands, except per share amounts)
                           Three Months Ended        Six Months Ended
                                 June 30                 June 30
                         ---------------------    ---------------------
                             2002      2001           2002      2001
                         ---------------------    ---------------------

Net income                 $ 16,575  $ 12,091       $ 27,193  $ 21,546
                         =====================    =====================
Average common shares
  outstanding                63,801    63,027         63,802    62,896
Common stock equivalents      1,391       862          1,448       827
                         --------------------     ---------------------
Diluted shares
  outstanding                65,192    63,889         65,250    63,723
                         ====================     =====================
Basic earnings per share   $    .26  $    .19       $    .43  $    .34
                         ====================     =====================
Diluted earnings per
  share                    $    .25  $    .19       $    .42  $    .34
                         ====================     =====================


      Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                          Three Months Ended         Six Months Ended
                               June 30                    June 30
                         --------------------       --------------------
                          2002          2001         2002          2001
                         --------------------       --------------------
Number of shares
  under option              -          10,000          -          10,000

Range of option
  purchase prices           -   $14.35-$15.38          -   $14.35-$15.38


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

     The following tables summarize the Company's segment information (in thousands of dollars):


                                              Revenues
                                              --------
                            Three Months Ended        Six Months Ended
                                  June 30                  June 30
                          ---------------------      --------------------
                              2002      2001           2002      2001
                          ---------------------      --------------------
Truckload Transportation
  Services                  $316,432   $303,413       $607,464   $593,224
Other                         23,973     19,364         45,516     34,130
                          ---------------------      --------------------
Total                       $340,405   $322,777       $652,980   $627,354
                          =====================      ====================


                                          Operating Income
                                          ----------------
                            Three Months Ended        Six Months Ended
                                  June 30                  June 30
                          ---------------------      --------------------
                              2002      2001           2002      2001
                          ---------------------      --------------------
Truckload Transportation
  Services                   $26,887    $19,802        $43,599    $35,504
Other                            251        131            824        488
                          ---------------------      --------------------
Total                        $27,138    $19,933        $44,423    $35,992
                          =====================      ====================


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


Financial Condition:

      During the six months ended June 30, 2002, the Company generated cash flow from operations of $100.3 million, a 5.4% increase ($5.1 million) in cash flow compared to the same six-month period a year ago, excluding the $23.4 million refund of income taxes received in first quarter 2001 which resulted from the implementation of certain tax strategies. Including the income tax refund, cash flow from operations was $118.6 million for the six months ended June 30, 2001. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $84.7 million, repurchase common stock of $1.6 million, and pay common stock dividends of $2.5 million. The average age of the Company's truck fleet was reduced from 1.5 years as of December 31, 2001 to 1.4 years at March 31, 2002 and to 1.3 years at June 30, 2002. The decrease in the average age of the Company truck fleet is due to buying a large number of pre-October 2002 trucks which are not subject to the new engine emission standards mandated by the Environmental Protection Agency. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

     The Company's debt to equity ratio at June 30, 2002 was 8.1%, compared with 8.5% at December 31, 2001. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 7.5% at June 30, 2002 compared to 7.8% at December 31, 2001.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.

                                Three Months Ended      Six Months Ended
                                      June 30                June 30
                                  2002       2001        2002       2001
                               --------------------------------------------
Operating revenues                100.0%     100.0%      100.0%     100.0%
                               --------------------------------------------
Operating expenses:
    Salaries, wages and
      benefits                     36.0       35.6        36.4       35.7
    Fuel                            8.9       11.1         8.5       11.3
    Supplies and maintenance        9.1        9.1         9.4        9.0
    Taxes and licenses              7.3        7.2         7.4        7.4
    Insurance and claims            3.7        3.4         3.7        3.4
    Depreciation                    8.7        8.9         9.0        9.3
    Rent and purchased
      transportation               17.0       17.1        17.4       16.8
    Communications and utilities    1.1        1.1         1.1        1.2
    Other                           0.2        0.3         0.3        0.2
                                -------------------------------------------
         Total operating
           expenses                92.0       93.8        93.2       94.3
                                -------------------------------------------
Operating income                    8.0        6.2         6.8        5.7
Net interest expense and other      0.2        0.2         0.1        0.2
                                -------------------------------------------
Income before income taxes          7.8        6.0         6.7        5.5
Income taxes                        2.9        2.3         2.5        2.1
                                -------------------------------------------
Net income                          4.9%       3.7%        4.2%       3.4%
                                ==========================================


     The following table sets forth certain industry data regarding the freight revenues and operations of the Company.


                              Three Months Ended       Six Months Ended
                                 June 30        %        June 30        %
                              2002     2001   Change  2002     2001   Change
                            -------------------------------------------------
Average monthly miles per
  tractor                    10,550   10,357   1.9%  10,320   10,300   0.2%
Average revenues per total
  mile (1)                   $1.228   $1.204   2.0%  $1.220   $1.197   1.9%
Average revenues per loaded
  mile (1)                   $1.354   $1.335   1.4%  $1.350   $1.333   1.3%
Average percentage of empty
  miles                        9.31%    9.81% (5.1%)   9.64%   10.23% (5.8%)                     )
Average tractors in service   7,973    7,746   2.9%   7,928    7,646   3.7%
Average revenues per truck
  per week (1)               $2,989   $2,878   3.9%  $2,905   $2,845   2.1%
Non-trucking revenues (in
  thousands)                $23,973  $19,364  23.8% $45,516  $34,130  33.4%
Total tractors (at quarter
  end)
    Company                   6,800    6,590          6,800    6,590
    Owner-operator            1,150    1,135          1,150    1,135
                            -------  -------        -------  -------
         Total tractors       7,950    7,725          7,950    7,725

Total trailers (at quarter
  end)                       19,855   19,850         19,855   19,850

(1) Net of fuel surcharge revenues.


Three  Months Ended June 30, 2002 Compared to Three Months Ended  June  30,
---------------------------------------------------------------------------
2001
----

      Operating revenues increased 5.5% for the three months ended June 30, 2002, compared to the same period of the prior year, due in part to a 2.9% increase in the average number of tractors in service and a 1.9% increase in average miles per tractor in service. Freight volumes were unusually stronger than normal in second quarter 2002, due in part to some shippers restocking low inventory levels and, to a lesser degree, increased shipping in the West Coast markets due to concerns about the potential for a work stoppage at the Los Angeles port. This enabled the Company to be more selective with the freight it hauls and resulted in a lower empty mile percentage, higher miles per truck, and higher revenue per mile. The Company does not know if it will experience these same unusually strong volumes in the third quarter and fourth quarter 2002. Revenue per total mile, excluding fuel surcharges, increased 2.0%. Fuel surcharges, which represent collections from customers for the higher cost of fuel, decreased from $13.6 million in second quarter 2001 to $6.6 million in second quarter 2002 due to lower average fuel prices (see fuel explanation below). Excluding fuel surcharge revenues, trucking revenues increased 6.9% for the three months ended June 30, 2002, compared to the same period of the prior year.

      Operating expenses, expressed as a percentage of operating revenues, were 92.0% for the three months ended June 30, 2002, compared to 93.8% for the three months ended June 30, 2001. Owner-operator miles as a percentage of total miles were 16.2% in second quarter 2002 compared to 16.5% in second quarter 2001. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, it has been more difficult to attract and retain owner-operator drivers due to the challenging operating conditions.

     Salaries, wages and benefits increased from 35.6% to 36.0% of revenues due in part to an increase in the number of workers' compensation claims and the average cost per claim and an increase in the workers' compensation insurance premiums. The Company renewed its workers' compensation insurance coverage, and for the policy year beginning April 2002, the Company increased its self-insurance retention from $0.5 million to $1.0 million per claim and has premium-based coverage with a reputable insurance company for claims above this amount. The Company's premiums for this coverage increased by approximately $1.3 million over the premiums from the prior policy year. In addition, the Company increased employees in its maintenance department to reduce the higher cost of over-the-road repairs. The market for attracting company drivers is becoming more challenging, and the Company anticipates that the competition for qualified drivers will be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel decreased from 11.1% to 8.9% of revenues due to lower fuel prices. Average diesel fuel prices remained higher than normal compared to historical price levels, but were 18 cents per gallon lower in second quarter 2002 compared to the high prices of second quarter 2001. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover most of the higher fuel prices from its customers compared to normalized average fuel prices. These surcharge programs, which generally adjust weekly based on fuel pricing changes, continued to be in effect during second quarter 2002. After considering the amounts collected from customers through fuel surcharge programs, net of reimbursement to owner-operators, there was no significant impact on second quarter 2002 earnings per share compared to second quarter 2001 earnings per share due to lower fuel costs. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Insurance  and claims increased from 3.4% to 3.7% of revenues  due  to higher excess insurance premiums and unfavorable claims experience in second quarter 2002. Insurance premiums in the liability insurance market have increased significantly for many truckload carriers. Since the
Company is self-insured for $0.5 million of liability for each claim and varying annual aggregate amounts of liability for claims above $0.5 million and below $4.0 million, these premium increases only affect the Company for coverage above these amounts. The Company has been self-insured and managed its own claims for liability, cargo, and property damage for over ten years. The Company renewed its annual liability insurance coverage for coverage in excess of $0.5 million per claim effective August 1, 2001. The effect of the August 2001 insurance renewal was an increase in the Company's total insurance and claims expense of less than 10% of the Company's total annual insurance and claims expense. The Company's premium rate for liability coverage up to $3.0 million per claim is fixed through August 1, 2004, while coverage levels above $3.0 million per claim were renewed effective August 1, 2002. For the policy year beginning August 2002, the Company's total premiums for liability insurance remained almost the same as the prior policy year while the Company assumed liability for claims above $3.0 million and below $5.0 million per claim. Liability claims in excess of $5.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies.

     Rent and purchased transportation decreased from 17.1% to 17.0% of revenues due primarily to a decrease in payments to owner-operators for fuel reimbursement. The Company reimburses owner-operators for the higher cost of fuel based on fuel surcharge reimbursements collected from customers. This decrease was offset by an increase in carrier charges for non-trucking services.

     Other operating expenses decreased from 0.3% to 0.2% of revenues due to improvements in the used truck market. Record levels of trucks manufactured during 1999 and 2000, an increased supply of used trucks caused in part by trucking company business failures, and slower fleet growth by many carriers have all contributed to a decline in the market value of used trucks. In the past few months, the pricing for the Company's used trucks has improved, and the Company has been selling more trucks. Over the last year, the Company has expanded its nationwide retail truck sales network that has been a leading seller of used Company trucks for over ten years. In second quarter 2002 the Company realized gains of $0.1 million on sales of used trucks to third parties through its Fleet Truck Sales Retail network compared to losses of $0.5 million in second quarter 2001.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% for the three-month periods ended June 30, 2002 and 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

     Operating revenues increased by 4.1% for the six months ended June 30, 2002, compared to the same period of the previous year, primarily due to a 3.7% increase in the average number of tractors in service. Revenue per total mile, excluding fuel surcharges, increased 1.9%.

      Operating expenses, expressed as a percentage of operating revenues, were 93.2% for the six months ended June 30, 2002, compared to 94.3% for the same period of the previous year.

      Salaries, wages and benefits increased from 35.7% to 36.4% of revenues, due to the Company increasing employees in its maintenance department to reduce the higher cost of over-the-road repairs and increases in workers' compensation and health insurance expense due to rising medical costs and higher weekly state workers' compensation payment rates. Fuel decreased from 11.3% to 8.5% of revenues due to lower fuel prices. Supplies and maintenance increased from 9.0% to 9.4% of revenues due to more maintenance being performed over-the-road than at company facilities. As referred to on page 11, the Company has begun adding more maintenance employees. Insurance and claims increased from 3.4% to 3.7% of revenues primarily due to higher excess insurance premiums and unfavorable claims experience. Rent and purchased transportation increased from 16.8% to 17.4% primarily due to an increase in purchased transportation relating to non-trucking operations, offset by a decrease in payments to owner-operators for fuel reimbursement.


Accounting Standards:

     During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As of June 30, 2002, management believes that SFAS 143 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     In  April  2002,  the  FASB issued SFAS No. 145,  Rescission  of  FASB
Statement  No.  4,  44  and 64, Amendment of FASB  Statement  No.  13,  and
Technical Corrections. The provisions of this statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. As of June 30, 2002, management believes that SFAS 145 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. As of June 30, 2002, management believes that SFAS 146 will have no significant effect on the financial position, results of operations, and cash flows of the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices.


Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. As of June 30, 2002, the Company has implemented customer fuel surcharges with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for second quarter 2002 and prior periods. The Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.


                                  PART II

                             OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 14, 2002 for the purpose of electing three directors for three-year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. Of the 63,861,942 shares entitled to vote, stockholders representing 62,513,359 shares (97.9%) were present in person or by proxy. The voting tabulation was as follows:

                                     Shares         Shares
                                      Voted          Voted
                                      "FOR"        "ABSTAIN"
                                   ----------      ---------

          Gary L. Werner           53,662,560      8,850,799
          Gregory L. Werner        53,599,450      8,913,909
          Michael L. Steinbach     61,272,703      1,240,656


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits


     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.


     (i) A report on Form 8-K, filed April 22, 2002, regarding a news release on April 16, 2002, announcing the Company's operating revenues and earnings for the first quarter ended March 31, 2002.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:  August 12, 2002          By:  /s/ John J. Steele
       ----------------              -----------------------------
                                     John J. Steele
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Date:  August 12, 2002          By:  /s/ James L. Johnson
       ---------------               -----------------------------
                                     James L. Johnson
                                     Vice President, Controller and
                                     Corporate Secretary