Form 10-Q
period 2002-09-30
WERNER ENTERPRISES INC
filed 2002-11-13
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
                                    OR
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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


                        YES   [X]        NO   [ ]


      As of October 31, 2002, 63,733,918 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q

                                                                       PAGE
PART I - FINANCIAL INFORMATION                                         ----
Item 1 - Financial Statements

       Consolidated  Statements of Income for the  Three  Months  Ended
       September 30, 2002 and 2001                                        3

       Consolidated  Statements of Income for  the  Nine  Months  Ended
       September 30, 2002 and 2001                                        4

       Consolidated Condensed Balance Sheets as of September  30,  2002
       and December 31, 2001                                              5

       Consolidated Statements of Cash Flows for the Nine Months  Ended
       September 30, 2002 and 2001                                        6

       Notes  to Consolidated Financial Statements as of September  30,
       2002                                                               7

Item 2 - Management's  Discussion  and  Analysis of Financial Condition
         and Results of Operations                                       10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk      14

Item 4 - Controls and Procedures                                         15

PART II - OTHER INFORMATION
Items 1, 2, 3, 4, and 5 - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K                                15


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

      Operating results for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                September 30
-------------------------------------------------------------------------
                                                     2002          2001
-------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                 $336,096      $322,618
                                                   ----------------------

Operating expenses:
  Salaries, wages and benefits                      120,303       115,020
  Fuel                                               32,321        33,560
  Supplies and maintenance                           28,798        31,723
  Taxes and licenses                                 24,348        23,529
  Insurance and claims                               13,233         9,866
  Depreciation                                       30,632        29,005
  Rent and purchased transportation                  55,285        54,935
  Communications and utilities                        3,610         3,277
  Other                                                 410         1,082
                                                   ----------------------
    Total operating expenses                        308,940       301,997
                                                   ----------------------

Operating income                                     27,156        20,621
                                                   ----------------------

Other expense (income):
  Interest expense                                      757           775
  Interest income                                      (628)         (585)
  Other                                                 156           506
                                                   ----------------------
    Total other expense                                 285           696
                                                   ----------------------

Income before income taxes                           26,871        19,925

Income taxes                                         10,076         7,472
                                                   ----------------------

Net income                                         $ 16,795      $ 12,453
                                                   ======================

Average common shares outstanding                    63,725        63,335
                                                   ======================

Basic earnings per share                           $    .26      $    .20
                                                   ======================

Diluted shares outstanding                           65,128        64,353
                                                   ======================

Diluted earnings per share                         $    .26      $    .19
                                                   ======================

Dividends declared per share                       $   .020      $   .019
                                                   ======================


                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Nine Months Ended
(In thousands, except per share amounts)                September 30
-------------------------------------------------------------------------
                                                     2002          2001
-------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                 $989,076      $949,972
                                                   ----------------------

Operating expenses:
  Salaries, wages and benefits                      358,222       338,956
  Fuel                                               87,783       104,338
  Supplies and maintenance                           89,966        87,942
  Taxes and licenses                                 72,953        69,799
  Insurance and claims                               37,632        31,518
  Depreciation                                       89,355        87,108
  Rent and purchased transportation                 168,552       160,452
  Communications and utilities                       10,971        10,587
  Other                                               2,063         2,659
                                                   ----------------------
    Total operating expenses                        917,497       893,359
                                                   ----------------------

Operating income                                     71,579        56,613
                                                   ----------------------

Other expense (income):
  Interest expense                                    2,316         3,015
  Interest income                                    (1,904)       (2,033)
  Other                                                 787         1,232
                                                   ----------------------
    Total other expense                               1,199         2,214
                                                   ----------------------

Income before income taxes                           70,380        54,399

Income taxes                                         26,392        20,400
                                                   ----------------------

Net income                                         $ 43,988      $ 33,999
                                                   ======================

Average common shares outstanding                    63,776        63,044
                                                   ======================

Basic earnings per share                           $    .69      $    .54
                                                   ======================

Diluted shares outstanding                           65,209        63,946
                                                   ======================

Diluted earnings per share                         $    .67      $    .53
                                                   ======================

Dividends declared per share                       $   .060      $   .057
                                                   ======================


                          WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands)                                 September 30   December 31
-------------------------------------------------------------------------
                                                   2002          2001
-------------------------------------------------------------------------
                                                (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                      $   91,739    $   74,366
  Accounts receivable, trade, less allowance of
    $5,489 and $4,966, respectively                 126,725       121,354
  Other receivables                                   9,058         8,527
  Inventories and supplies                            9,763         8,432
  Prepaid taxes, licenses and permits                 3,702        12,333
  Other current assets                               16,640        11,055
                                                 ------------------------
    Total current assets                            257,627       236,067
                                                 ------------------------
Property and equipment                            1,157,894     1,069,605
Less - accumulated depreciation                     378,098       354,122
                                                 ------------------------
    Property and equipment, net                     779,796       715,483
                                                 ------------------------
Other non-current assets                             13,300        12,464
                                                 ------------------------
                                                 $1,050,723    $  964,014
                                                 ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $   46,533    $   33,188
  Current portion of long-term debt                  30,000        30,000
  Insurance and claims accruals                      46,497        40,254
  Accrued payroll                                    20,340        15,008
  Current deferred income taxes                      20,473        20,473
  Other current liabilities                          17,009        13,334
                                                 ------------------------
    Total current liabilities                       180,852       152,257
                                                 ------------------------
Long-term debt, net of current portion               20,000        20,000

Insurance and claims accruals, net of current
  portion                                            45,801        38,801

Deferred income taxes                               174,168       162,907

Stockholders' equity:
  Common stock, $.01 par value, 200,000,000
    shares authorized; 64,427,780 shares issued;
    63,680,423 and 63,636,823 shares
    outstanding, respectively                           644           644
  Paid-in capital                                   107,004       106,058
  Retained earnings                                 531,103       490,942
  Accumulated other comprehensive loss                 (101)          (43)
  Treasury stock, at cost; 747,357 and 790,957
    shares, respectively                             (8,748)       (7,552)
                                                 ------------------------
    Total stockholders' equity                      629,902       590,049
                                                 ------------------------
                                                 $1,050,723    $  964,014
                                                 ========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
(In thousands)                                          September 30
-------------------------------------------------------------------------
                                                     2002          2001
-------------------------------------------------------------------------
                                                        (Unaudited)

Cash flows from operating activities:
  Net income                                       $ 43,988      $ 33,999
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                     89,355        87,108
    Deferred income taxes                            11,261        32,273
    (Gain) loss on disposal of property and
      equipment                                        (567)          565
    Equity in loss of unconsolidated affiliate          763         1,110
    Tax benefit from exercise of stock options        1,032         1,508
    Other long-term assets                              580         1,117
    Insurance and claims accruals, net of current
      portion                                         7,000         3,000
    Changes in certain working capital items:
      Accounts receivable, net                       (5,371)       (5,227)
      Prepaid expenses and other current assets       1,184        12,273
      Accounts payable                               13,345         5,660
      Other current liabilities                      15,222        10,424
                                                   ----------------------
   Net cash provided by operating activities        177,792       183,810
                                                   ----------------------
Cash flows from investing activities:
  Additions to property and equipment              (201,972)     (130,936)
  Retirements of property and equipment              48,473        29,004
  (Increase) decrease in notes receivable            (1,892)          665
                                                   ----------------------
   Net cash used in investing activities           (155,391)     (101,267)
                                                   ----------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                -         5,000
  Repayments of long-term debt                            -       (60,000)
  Dividends on common stock                          (3,746)       (3,546)
  Payment of stock split fractional shares              (12)            -
  Repurchases of common stock                        (3,766)            -
  Stock options exercised                             2,496         6,158
                                                   ----------------------
   Net cash used in financing activities             (5,028)      (52,388)
                                                   ----------------------

Net increase in cash and cash equivalents            17,373        30,155
Cash and cash equivalents, beginning of period       74,366        25,485
                                                   ----------------------
Cash and cash equivalents, end of period           $ 91,739      $ 55,640
                                                   ======================
Supplemental disclosures of cash flow
  information:
Cash paid (received) during the period for:
  Interest                                         $  2,043      $  3,556
  Income taxes                                     $ 10,483      $(15,787)

Supplemental schedule of non-cash investing
  activities:
  Notes receivable issued upon sale of revenue
    equipment                                      $  1,197      $    205
  Notes receivable cancelled upon turn in of
    revenue equipment                              $   (910)     $      -


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Investment in Unconsolidated Affiliate

     Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace (TPC), in exchange for an equity interest in TPC of approximately 15%. TPC is a joint venture of five large transportation companies - Covenant Transport, Inc.; J. B. Hunt Transport Services, Inc.; Swift Transportation Co., Inc.; U. S. Xpress Enterprises, Inc.; and Werner Enterprises, Inc. Accordingly, the Company is accounting for its investment in TPC using the equity method. Management believes this method is appropriate because the Company has the ability to exercise significant influence over operating and financial policies of TPC through its representation on the TPC board of directors. At September 30, 2002, the investment in unconsolidated affiliate (in thousands), which is included in other non-current assets, is $2,897 (which includes a $5,000 cash investment in TPC less $2,103, which represents the Company's 15% equity in the loss from operations of unconsolidated affiliate since June 30, 2000). The Company is not responsible for the debt of Transplace.


(2)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was ($58) and ($11) (in thousands) for the nine-month periods ended September 30, 2002 and 2001, respectively.


(3)  Commitments

     As of September 30, 2002, the Company has commitments for net capital expenditures of approximately $100 million.

(4)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below. Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.


                             (in thousands, except per share amounts)
                           Three Months Ended       Nine Months Ended
                              September 30             September 30
                         ---------------------    ---------------------
                             2002      2001           2002      2001
                         ---------------------    ---------------------

Net income                 $ 16,795  $ 12,453       $ 43,988  $ 33,999
                         =====================    =====================

Average common shares
  outstanding                63,725    63,335         63,776    63,044
Common stock equivalents      1,403     1,018          1,433       902
                         ---------------------    ---------------------
Diluted shares
  outstanding                65,128    64,353         65,209    63,946
                         =====================    =====================
Basic earnings per share   $    .26  $    .20       $    .69  $    .54
                         =====================    =====================
Diluted earnings per
  share                    $    .26  $    .19       $    .67  $    .53
                         =====================    =====================


      Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:

                           Three Months Ended       Nine Months Ended
                              September 30             September 30
                         ---------------------    ---------------------
                             2002      2001           2002      2001
                         ---------------------    ---------------------
Number of shares
  under option                 -         -              -        3,333

Range of option
  purchase prices              -         -              -       $15.38



(5)  Segment Information

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

     The following tables summarize the Company's segment information (in thousands of dollars):

                                              Revenues
                                              --------
                           Three Months Ended       Nine Months Ended
                              September 30             September 30
                         ---------------------    ---------------------
                             2002      2001           2002      2001
                         ---------------------    ---------------------
Truckload Transportation
  Services                 $310,304  $302,839       $917,768  $896,062
Other                        25,792    19,779         71,308    53,910
                         ---------------------    ---------------------
Total                      $336,096  $322,618       $989,076  $949,972
                         =====================    =====================


                                          Operating Income
                                          ----------------
                           Three Months Ended       Nine Months Ended
                              September 30             September 30
                         ---------------------    ---------------------
                              2002      2001           2002      2001
                         ---------------------    ---------------------
Truckload Transportation
  Services                  $26,847   $20,494        $70,446   $55,998
Other                           309       127          1,133       615
                         ---------------------    ---------------------
Total                       $27,156   $20,621        $71,579   $56,613
                         =====================    =====================


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


Financial Condition:

     During the nine months ended September 30, 2002, the Company generated cash flow from operations of $177.8 million, a 10.8% increase ($17.4 million) compared to the same nine-month period a year ago, excluding the $23.4 million refund of income taxes received in first quarter 2001 which resulted from the implementation of certain tax strategies. Including the income tax refund, cash flow from operations was $183.8 million for the nine months ended September 30, 2001. The cash flow from operations enabled the Company to make net property additions, primarily new tractors, of $153.5 million, repurchase common stock of $3.8 million, and pay common stock dividends of $3.7 million.

      Effective October 1, 2002, newly manufactured truck engines must be compliant with the engine emission standards mandated by the Environmental Protection Agency (EPA), or be subject to a fine imposed by the EPA. All truck engines manufactured prior to October 1, 2002 are not subject to these emission standards. Management's analysis led to significant concerns about the reliability, fuel efficiency, cost and warranties of the new engines. There has been insufficient time to test a significant sample of the new engines for use in the Company's fleet. The Company has already reduced the average age of its already-young company truck fleet from 1.5 years as of December 2001 to 1.2 years as of September 2002. The Company expects to take delivery of new trucks with pre-October engines during fourth quarter 2002. This is expected to further reduce the average age of the company truck fleet to about 1.0 years as of December 2002. Truck purchases in 2003 will be dependent on the results of the Company's further testing and analysis of the new engines, including both the EGR engine manufactured by Detroit Diesel and the ACERT engine manufactured by Caterpillar. To the extent the Company purchases fewer new trucks in 2003, it would likely have fewer used trucks to sell. This could result in the Company recognizing less gains on sale of equipment in 2003.

      The Company's cash position as of September 2002 was $91.7 million. The Company expects its cash balance will decrease in fourth quarter 2002 due to the scheduled $30 million repayment of debt in November 2002 and net property additions, including the purchase of new trucks with pre-October 2002 engines in fourth quarter 2002, of approximately $80 million to $85 million. The Company intends to fund the new truck purchases and debt repayment in fourth quarter 2002 through existing cash on hand and cash flow from operations. As a result of the fourth quarter 2002 truck purchases, capital expenditures in the first part of 2003 are expected to be lower, and the Company expects to generate free cash flow (cash flow from operations less capital expenditures) in the first part of 2003.

     The Company's debt to equity ratio at September 30, 2002 was 7.9%, compared with 8.5% at December 31, 2001. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 7.4% at September 30, 2002 compared to 7.8% at December 31, 2001. As of September 30, 2002, the Company has no equipment operating leases, and, therefore has no off-balance sheet equipment debt.

     Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.


                                Three Months Ended     Nine Months Ended
                                    September 30          September 30
                                  2002       2001        2002       2001
                               --------------------------------------------
Operating revenues                100.0%     100.0%      100.0%     100.0%
                               --------------------------------------------
Operating expenses:
    Salaries, wages and
      benefits                     35.8       35.7        36.2       35.7
    Fuel                            9.6       10.4         8.9       11.0
    Supplies and
      maintenance                   8.6        9.8         9.1        9.2
    Taxes and licenses              7.3        7.3         7.4        7.3
    Insurance and claims            3.9        3.1         3.8        3.3
    Depreciation                    9.1        9.0         9.0        9.2
    Rent and purchased
      transportation               16.4       17.0        17.1       16.9
    Communications and
      utilities                     1.1        1.0         1.1        1.1
    Other                           0.1        0.3         0.2        0.3
                               --------------------------------------------
         Total operating
           expenses                91.9       93.6        92.8       94.0
                               --------------------------------------------
Operating income                    8.1        6.4         7.2        6.0
Net interest expense and other      0.1        0.2         0.1        0.3
                               --------------------------------------------
Income before income taxes          8.0        6.2         7.1        5.7
Income taxes                        3.0        2.3         2.7        2.1
                               --------------------------------------------
Net income                          5.0%       3.9%        4.4%       3.6%
                               ============================================


     The following table sets forth certain industry data regarding the freight revenues and operations of the Company.

                               Three Months Ended        Nine Months Ended
                            --------------------------------------------------
                              September 30      %       September 30      %
                             2002      2001   Change   2002      2001   Change
                            --------------------------------------------------
Average monthly miles per
  tractor                   10,283    10,347  (0.6%)  10,308    10,316  (0.1%)
Average revenues per total
  mile (1)                  $1.242    $1.212   2.5%   $1.227    $1.202   2.1%
Average revenues per loaded
  mile (1)                  $1.372    $1.341   2.3%   $1.357    $1.336   1.6%
Average percentage of empty
  miles                       9.52%     9.62% (1.0%)    9.60%    10.02% (4.2%)
Average tractors in service  7,885     7,735   1.9%    7,914     7,676   3.1%
Average revenues per truck
  per week (1)              $2,947    $2,894   1.8%   $2,919    $2,861   2.0%
Non-trucking revenues (in
  thousands)               $25,792   $19,779  30.4%  $71,308   $53,910  32.3%
Total tractors (at quarter
  end)
    Company                  6,900     6,615           6,900     6,615
    Owner-operator           1,050     1,135           1,050     1,135
                           -------   -------         -------   -------
         Total tractors      7,950     7,750           7,950     7,750

Total trailers (at quarter
  end)                      20,200    19,800          20,200    19,800

(1) Net of fuel surcharge revenues.


Three  Months  Ended  September 30, 2002 Compared  to  Three  Months  Ended
---------------------------------------------------------------------------
September 30, 2001
------------------

     Operating revenues increased 4.2% for the three months ended September 30, 2002, compared to the same period of the prior year, due in part to a 1.9% increase in the average number of tractors in service. Revenues also increased due to an improvement in the rate per total mile of three cents a mile, or 2.5%, compared to the same quarter a year ago. A better economy and tightening truck capacity contributed to the improvement. Over the past several months, we have been meeting with customers to explain the current state of the truckload industry. Both truckload industry and
Company margins, while improving, are below acceptable levels for the investment and risk of operating in this industry. We are actively negotiating rate increases. Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, decreased from $11.8 million in third quarter 2001 to $8.2 million in third quarter 2002 due to lower average fuel prices (see fuel explanation below). Excluding fuel surcharge revenues, trucking revenues increased 3.8% for the three months ended September 30, 2002, compared to the same period of the prior year. Revenue from non-trucking transportation and other services increased by $6.0 million, most of which was due to growth with existing customers.

      Operating expenses, expressed as a percentage of operating revenues, were 91.9% for the three months ended September 30, 2002, compared to 93.6% for the three months ended September 30, 2001. Owner-operator miles as a percentage of total miles were 14.7% in third quarter 2002 compared to 16.3% in third quarter 2001. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, it has been more difficult to attract and retain owner-operator drivers due to the challenging operating conditions. During third quarter 2002, the Company had approximately 85 fewer in-service owner-operator trucks compared to third quarter 2001. The majority of this decrease was due to a planned reduction in business with a specific customer in second quarter 2002 that accounted for a decrease of 56 owner-operator trucks and a reduction in trucks with another large owner-operator fleet.

     Salaries, wages and benefits increased from 35.7% to 35.8% of revenues due in part to an increase in the frequency and cost of workers' compensation claims, higher weekly state workers' compensation payment rates, and an increase in workers' compensation excess insurance premiums. The Company renewed its workers' compensation insurance coverage, and for the policy year beginning April 2002, the Company increased its self-insurance retention from $0.5 million to $1.0 million per claim and has premium-based coverage with a reputable insurance company for claims above this amount. The Company's premiums for this coverage increased by approximately $1.3 million over the premiums from the prior policy year. In addition, the Company added about 100 employees in its maintenance department to reduce the higher cost of over-the-road repairs. The market for attracting and retaining company drivers is becoming more challenging, and the Company anticipates that the competition for qualified drivers will be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel decreased from 10.4% to 9.6% of revenues due to lower fuel prices. Average diesel fuel prices were higher than historical levels, but were five cents per gallon lower in third quarter 2002 compared to third quarter 2001. While fuel prices increased during third quarter 2002 due to pending concerns in the Middle East, fuel prices in third quarter 2001 began to decrease toward the end of the quarter. Fuel prices have begun falling again since the end of third quarter 2002, but as of November 12, 2002, are still ten cents per gallon higher than the fuel prices of November 12, 2001. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover most of the higher fuel prices from its customers compared to normalized average fuel prices. These surcharge programs, which generally adjust weekly based on fuel pricing changes, continued to be in effect during third quarter 2002. After considering the amounts collected from customers through fuel surcharge programs, net of reimbursement to owner-operators, there was a less than $.01 per share negative impact on third quarter 2002 earnings per share compared to third quarter 2001 earnings per share. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

      Supplies and maintenance decreased from 9.8% to 8.6% of revenues due to (1) less maintenance being performed at a higher cost over-the-road versus being performed at company facilities and (2) improved management of maintenance expenses. The increase in the amount of maintenance being performed at company facilities required the hiring of additional maintenance personnel. See the previous discussion of the increase in salaries, wages and benefits.

     Insurance and claims increased from 3.1% to 3.9% of revenues due to higher excess insurance retention levels and less favorable claims experience in third quarter 2002. Insurance premiums in the liability insurance market have increased significantly for many truckload carriers. The Company has been self-insured and managed its own claims for liability, cargo, and property damage for over ten years. The Company renewed its annual liability insurance coverage for coverage in excess of $0.5 million per claim effective August 1, 2002. The Company's premium rate for liability coverage up to $3.0 million per claim is fixed through August 1, 2004, while coverage levels above $3.0 million per claim were renewed effective August 1, 2002. For the policy year beginning August 2002, the Company's total premiums for liability insurance remained almost the same as the prior policy year while the Company assumed liability for claims above $3.0 million and below $5.0 million per claim. Liability claims in excess of $5.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies.

     Rent and purchased transportation decreased from 17.0% to 16.4% of revenues due to a reduction in owner-operators and a decrease in payments to owner-operators for fuel reimbursement due to lower fuel costs. The Company reimburses owner-operators for the higher cost of fuel based on fuel surcharge reimbursements collected from customers. This decrease was offset by an increase in purchased transportation for non-trucking services.

     Other operating expenses decreased from 0.3% to 0.1% of revenues due to improved pricing in the used truck market. Because of truckload carrier concerns with new truck engines and lower industry production of new trucks, the resale value of the Company's premium used trucks has improved. In third quarter 2002 the Company realized gains of $0.6 million on sales of used trucks to third parties through its Fleet Truck Sales retail network compared to losses of $0.1 million in third quarter 2001.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% for the three-month periods ended September 30, 2002 and 2001.

Nine  Months  Ended  September  30, 2002  Compared  to  Nine  Months  Ended
---------------------------------------------------------------------------
September 30, 2001
------------------

      Operating revenues increased by 4.1% for the nine months ended September 30, 2002, compared to the same period of the previous year, primarily  due  to  a 3.1% increase in the average number  of  tractors  in
service.   Revenue  per  total mile, excluding fuel  surcharges,  increased
2.1%. Fuel surcharge revenues decreased from $39.4 million to $16.9 million due to lower average fuel prices of approximately 16 cents per gallon. Excluding fuel surcharge revenues, trucking revenues increased 5.2% for the nine months ended September 30, 2002, compared to the same period of the prior year. Revenue from non-trucking transportation and other services increased by $17.4 million.

     Operating expenses, expressed as a percentage of operating revenues, were 92.8% for the nine months ended September 30, 2002, compared to 94.0% for the same period of the previous year.

      Salaries, wages and benefits increased from 35.7% to 36.2% of revenues, due to the Company increasing employees in its maintenance department to reduce the higher cost of over-the-road repairs, a higher percentage of company drivers as compared to owner-operators, and an increase in workers' compensation expense due to higher workers' compensation excess insurance premiums and higher weekly state workers' compensation payment rates. Fuel decreased from 11.0% to 8.9% of revenues due to lower fuel prices. Insurance and claims increased from 3.3% to 3.8% of revenues primarily due to higher excess insurance premiums and less favorable claims experience. Rent and purchased transportation increased from 16.9% to 17.1% primarily due to an increase in purchased transportation relating to non-trucking operations, offset by a decrease in payments to owner-operators for fuel reimbursement, and a reduction in the number of owner-operators.


Accounting Standards:

     During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As of September 30, 2002, management believes that SFAS 143 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     In  April  2002,  the  FASB issued SFAS No. 145,  Rescission  of  FASB
Statement  No.  4,  44  and 64, Amendment of FASB  Statement  No.  13,  and
Technical Corrections. The provisions of this statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. As of September 30, 2002, management believes that SFAS 145 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. As of September 30, 2002, management believes that SFAS 146 will have no significant effect on the financial position, results of operations, and cash flows of the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharge revenues. The Company has implemented customer fuel surcharge programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels may occur in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for third quarter 2002 and prior periods. The Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

Item 4.  Controls and Procedures.

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

(b) Reports on Form 8-K.


   (i) A report on Form 8-K, filed July 22, 2002, regarding a news release on July 16, 2002, announcing the Company's operating revenues and earnings for the second quarter ended June 30, 2002.
   (ii) A report on Form 8-K, filed August 6, 2002, providing the sworn statements of the Principal Executive Officer and the Principal Financial Officer required under Section 21(a)(1) of the Securities Exchange Act of 1934.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:  November 13, 2002        By:  /s/ John J. Steele
       -----------------             -----------------------------
                                     John J. Steele
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Date:  November 13, 2002        By:  /s/ James L. Johnson
       -----------------             -----------------------------
                                     James L. Johnson
                                     Vice President, Controller and
                                     Corporate Secretary

CERTIFICATIONS
--------------
I, Clarence L. Werner, certify that:

1.   I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  Werner
     Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
       -----------------
/s/ Clarence L. Werner
------------------------
Clarence L. Werner
Chairman and Chief Executive Officer

CERTIFICATIONS
--------------
I, John J. Steele, certify that:

1.   I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  Werner
     Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
       -----------------
/s/ John J. Steele
------------------------
John J. Steele
Vice President, Treasurer, and Chief Financial Officer