Form 10-K
period 2002-12-31
WERNER ENTERPRISES INC
filed 2003-02-28
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002
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
                             Yes  X   No
                                 ---     ---

Indicate  by  check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
                                  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                             Yes  X   No
                                 ---     ---

The aggregate market value of the registrant's $.01 par value common stock held by nonaffiliates of the registrant as of January 31, 2003, was approximately $707 million (based upon $18.29 per share closing price on that date, as reported by Nasdaq). (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for purposes of determining affiliate status.)

As of January 31, 2003, 63,756,037 shares of the registrant's common stock were outstanding.

Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 13, 2003, are incorporated in Part III of this report.

                            TABLE OF CONTENTS


                                                                Page
                                                                ----

                                 PART I

     Item 1.  Business                                             1
     Item 2.  Properties                                           5
     Item 3.  Legal Proceedings                                    6
     Item 4.  Submission of Matters to a Vote of Security Holders  6

                                 PART II

     Item 5.  Market for Registrant's Common Equity
                and Related Stockholder Matters                    7
     Item 6.  Selected Financial Data                              8
     Item 7.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition                 8
     Item 7A. Quantitative and Qualitative Disclosures about
                Market Risk                                       17
     Item 8.  Financial Statements and Supplementary Data         19
     Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure               34

                                PART III

     Item 10. Directors and Executive Officers of the Registrant  34
     Item 11. Executive Compensation                              34
     Item 12. Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters    34
     Item 13. Certain Relationships and Related Transactions      35
     Item 14. Controls and Procedures                             35

                                 PART IV

     Item 15. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                               35

                                 PART I

ITEM 1.   BUSINESS

General

     Werner Enterprises, Inc. ("Werner" or the "Company") is a transportation company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce as well as providing logistics services. Werner is one of the five largest truckload carriers in the United States and maintains its headquarters in Omaha, Nebraska, near the geographic center of its service area. Werner was founded in 1956 by Chairman and Chief Executive Officer, Clarence L. Werner, who started the business with one truck at the age of 19. Werner completed its initial public offering in April 1986 with a fleet of 630 trucks. Werner ended 2002 with a fleet of 8,200 trucks.

     The Company operates throughout the 48 contiguous states pursuant to operating authority, both common and contract, granted by the United States Department of Transportation (DOT) and pursuant to intrastate authority granted by various states. The Company also has authority to operate in the ten provinces of Canada and provides through trailer service in and out of Mexico. The principal types of freight transported by the Company include retail store merchandise, consumer products, manufactured products, and grocery products. The Company's emphasis is to transport consumer nondurable products that ship more consistently throughout the year.

Marketing and Operations

     Werner's business philosophy is to provide superior on-time service to its customers at a competitive cost. To accomplish this, Werner operates premium, modern tractors and trailers. This equipment has a lower frequency of breakdowns and helps attract and retain qualified drivers. Werner has continually developed technology to improve service to customers and improve retention of drivers. Werner focuses on shippers that value the broad geographic coverage, equipment capacity, technology, customized services, and flexibility available from a large, financially stable carrier. These shippers are generally less sensitive to rate levels, preferring to have their freight handled by a few core carriers with whom they can establish service-based, long-term relationships.

     Werner operates in the truckload segment of the trucking industry. Within the truckload segment, Werner provides specialized services to customers based on their trailer needs (van, flatbed, temperature-controlled), geographic area (medium to long haul throughout the 48 contiguous states, Mexico, and Canada; regional), or conversion of their private fleet to Werner (dedicated).

     Werner has a diversified freight base and is not dependent on a small group of customers or a specific industry for a majority of its freight. During 2002, the Company's largest 5, 10, 25, and 50 customers comprised 24%, 33%, 47%, and 59% of the Company's revenues, respectively. The Company's largest customer, Dollar General, accounted for 9% of the Company's revenues in 2002. By industry group, the Company's top 50 customers consist of 54% retail and consumer products, 22%
manufacturing/industrial, 21% grocery products, and 3% logistics and other.

     Virtually all of Werner's company and owner-operator tractors are equipped with satellite communications devices manufactured by Qualcomm that enable the Company and drivers to conduct two-way communication using standardized and freeform messages. This satellite technology, installed in all trucks beginning in 1992, also enables the Company to plan and monitor the progress of shipments. The Company obtains specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, Werner has developed advanced application systems to improve customer service and driver service. Examples of such application systems include
(1) software which preplans shipments that can be swapped by drivers enroute to meet driver home time needs, without compromising on-time delivery requirements, (2) automated "possible late load" tracking which informs the operations department of trucks that may be operating behind schedule, thereby allowing the Company to take preventive measures to avoid a late delivery, (3) the Company's proprietary Paperless Log System to electronically preplan the assignment of shipments to drivers based on real-time available driving hours and to automatically keep track of truck movement and drivers' hours of service, and (4) automated engine diagnostics to continually monitor mechanical fault tolerances. In June 1998, Werner Enterprises became the first, and only, trucking company in the United States to receive authorization from the Federal Highway Administration, under a continuing pilot program, to use a paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities.

     The Federal Motor Carrier Safety Administration (FMCSA) issued a Notice of Proposed Rulemaking (FMCSA-97-2350) on May 2, 2000, that proposed to make numerous changes to the regulations which govern drivers' hours of service. The comment period for filing comments to the proposed rules was initially scheduled to be due July 31, 2000, but the deadline was extended twice. Werner Enterprises and hundreds of other carriers and industry groups submitted comment letters to the FMCSA in the proceeding by the final deadline of December 15, 2000. In late 2000, Congress instructed the FMCSA to revise the proposed regulations. In
December 2002, the FMCSA announced that they had completed revisions to the hours-of-service proposal which have now been forwarded to the Office of Management and Budget for review. That review process normally takes one to three months, but can be longer depending on the complexity of the issues involved. As of the date of this filing, the specific provisions of the FMCSA proposal have not been made public.

     On June 30, 2000, the Company, along with five other large transportation companies, contributed their logistics business units into a transportation logistics company, Transplace. The Company invested $5 million in cash and received an approximate 15% equity stake in
Transplace. The Company transferred logistics business representing about 4% of total revenues for the six months ended June 30, 2000, to Transplace. For the two and one half years ended December 31, 2002, the Company recorded its approximate 15% ownership investment in Transplace using the equity method of accounting and accrued its percentage share of Transplace's cumulative losses as other non-operating expense. On December 31, 2002, the Company sold a portion of its ownership interest in Transplace, reducing the Company's ownership stake in Transplace from 15% to 5%. The Company realized earnings of one cent per share during fourth quarter 2002, representing the Company's gain on sale of a portion of its ownership in Transplace, net of losses recorded on its investment in Transplace during the quarter. The Company relinquished its seat on the Transplace Board of Directors, and Transplace agreed to release the Company from certain restrictions on competition within the transportation logistics marketplace. The Company is not responsible for the debt of Transplace.

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

Employees and Owner-Operator Drivers

     As of December 31, 2002, the Company employed 9,596 drivers, 686 mechanics and maintenance personnel, 1,334 office personnel for the trucking operation, and 186 personnel for the non-trucking operations. The Company also had 1,020 contracts with independent contractors (owner-operators) for services that provide both a tractor and a qualified driver or drivers. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

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

     At times, there are shortages of drivers in the trucking industry. In prior years, the number of qualified drivers in the industry was reduced because of the elimination of federal funding for driving schools, changes in the demographic composition of the workforce, individual drivers' desire to be home more often, and a declining unemployment rate in the U.S. over the past several years. Although the market for attracting drivers improved during 2002 due to a higher domestic unemployment rate and other factors, the Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. The November 2002 bankruptcy filing by Student Finance Corp., a principal source of loans for students enrolled in driving schools, may limit the number of new drivers entering the industry.

     The Company also recognizes that carefully selected owner-operators complement its company-employed drivers. Owner-operators are independent contractors that supply their own tractor and driver and are responsible for their operating expenses. Because owner-operators provide their own tractors, less financial capital is required from the Company for growth. Also, owner-operators provide the Company with another source of drivers to support its growth. The Company intends to continue its emphasis on recruiting owner-operators, as well as company drivers. However, it has been more difficult for the Company and the industry to recruit and retain owner-operators over the past year due to several factors including high fuel prices, tightening of equipment financing standards, and declining truck values for older used trucks.

Revenue Equipment

     As of December 31, 2002, Werner operated 7,180 company tractors and had contracts for 1,020 tractors owned by owner-operators. Approximately 77% of the company tractors are manufactured by Freightliner, a subsidiary of DaimlerChrysler. Most of the remaining company tractors are manufactured by Peterbilt, a division of PACCAR. This standardization of the company tractor fleet decreases downtime by simplifying maintenance. The Company adheres to a comprehensive maintenance program for both tractors and trailers. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the DOT. These tractors are then periodically inspected, similar to company tractors, to monitor continued compliance.

     The Company operated 20,880 trailers at December 31, 2002: 19,243 dry vans; 702 flatbeds; 869 temperature-controlled; and 66 other specialized trailers. Most of the Company's trailers are manufactured by Wabash National Corporation. As of December 31, 2002, 98% of the Company's fleet of dry van trailers consisted of 53-foot trailers, and 98% consisted of aluminum plate or composite (duraplate) trailers. Other trailer lengths such as 48-foot and 57-foot are also provided by the Company to meet the specialized needs of customers.

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). All truck engines manufactured prior to October 1, 2002 are not subject to these new standards. For the first time in the Company's history, there was inadequate time prior to implementation for the engine manufacturers to provide a sufficient sample of new engines for testing. The Company is testing three types of EPA-compliant engines. During 2002 Werner significantly increased the purchase of trucks with pre-October 2002 engines to delay the business risk of buying new engines until adequate testing is completed. This reduced the average age of the company truck fleet from 1.5 years at December 31, 2001 to 1.2 years as of December 31, 2002. The Company received its remaining deliveries of new trucks with pre-October engines from its truck manufacturers in January 2003. As a result, the Company expects its new truck purchases during the rest of the first half of 2003 will be minimal. Truck purchases in the second half of 2003 will depend on the Company's ongoing testing and evaluation of the new engines.

Fuel

     The Company purchases approximately 90% of its fuel through a network of approximately 300 fuel stops throughout the United States. The Company has negotiated discounted pricing based on certain volume commitments with these fuel stops. Bulk fueling facilities are maintained at the Company's terminals.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. Beginning in the second half of 1999 and continuing throughout 2000, the Company experienced significant increases in the cost of diesel fuel. Diesel fuel prices began to decrease in the fourth quarter of 2001 but by second quarter of 2002 had increased again to higher price levels. Due to pending concerns in the Middle East and other factors, fuel prices continued to increase throughout the second half of 2002 and increased further in the first part of 2003. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover from its customers much of the higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust from week to week depending on the cost of fuel, enable the Company to recoup much of the higher cost of fuel when prices increase except for miles not billable to customers, out-of-route miles, and truck engine idling. Conversely, when fuel prices decrease, fuel surcharges decrease. The Company cannot predict whether high fuel prices will continue to increase or will decrease in the future or the extent to which fuel surcharges will be collected to offset such increases. As of December 31, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company maintains aboveground and underground fuel storage tanks at most of its terminals. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Regulation

     The Company is a motor carrier regulated by the DOT and the Federal and Provincial Transportation Departments in Canada. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions, and periodic financial reporting. The Company currently has a satisfactory DOT safety rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could have an adverse effect on the Company, as some of the Company's contracts with customers require a satisfactory rating. Such matters as weight and dimensions of equipment are also subject to federal, state, and international regulations.

     The Company has unlimited authority to carry general commodities in interstate commerce throughout the 48 contiguous states. The Company has authority to carry freight on an intrastate basis in 43 states. The Federal Aviation Administration Authorization Act of 1994 (the FAAA Act) amended sections of the Interstate Commerce Act to prevent states from regulating rates, routes, or service of motor carriers after January 1, 1995. The FAAA Act did not address state oversight of motor carrier safety and financial responsibility, or state taxation of transportation. If a carrier wishes to operate in intrastate commerce in a state where it did not previously have intrastate authority, it must, in most cases, still apply for authority.

     The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. The Company does not believe that compliance with these regulations has a material effect on its capital expenditures, earnings, and competitive position.

     President Bush is considering implementing provisions of the North American Free Trade Agreement (NAFTA), which could result in increased competition between U.S. and Mexican carriers for truckload services between these two countries. The Company believes it is one of the five largest truckload carriers that has international freight shipments to and from the United States and Mexico.

Competition

     The trucking industry is highly competitive and includes thousands of trucking companies. It is estimated that the annual revenue of domestic trucking amounts to approximately $400 billion per year. The Company has a small but growing share (estimated at approximately 1%) of the markets targeted by the Company. The Company competes primarily with other truckload carriers. Railroads, less-than-truckload carriers, and private carriers also provide competition, but to a much lesser degree.

     Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone. Few other truckload carriers have greater financial resources, own more equipment, or carry a larger volume of freight than the Company. The Company is one of the five largest carriers in the truckload transportation industry.

     Industry-wide truck capacity in the truckload sector is being limited due to a number of factors. There are continuing cost issues and concerns with the new EPA-compliant diesel engines. Trucking company failures in the last three years are continuing at a pace much higher than the previous fifteen years. Some truckload carriers are having extreme difficulty obtaining adequate trucking insurance coverage at a reasonable price. Equipment lenders have tightened their credit policies for truck financing. Many truckload carriers, including Werner, have slowed their fleet growth plans, and some have downsized their fleets to improve their operating margins and returns.

Internet Web Site

     The Company maintains a web site where additional information concerning its business can be found. The address of that web site is www.werner.com. The Company makes available free of charge on its Internet web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files or furnishes such materials to the SEC.

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

ITEM 2.   PROPERTIES

     Werner's headquarters is located along Interstate 80 just west of Omaha, Nebraska, on approximately 197 acres, 147 of which are held for future expansion. The Company's 286,000 square-foot headquarters office building includes a 5,000 square-foot computer center, drivers' lounge areas, a drivers' orientation section, a cafeteria, and a Company store. The Company is currently constructing an approximate 6,000 square-foot addition to its existing computer center, which it expects to complete in second quarter 2003. The Omaha headquarters also consists of 131,000 square feet of maintenance and repair facilities containing a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers, and a paint booth including a 77,500 square-foot trailer maintenance facility constructed in 1999. Portions of the former trailer maintenance building were converted into a driver training facility in 2001. The Company owns all of its corporate headquarters facilities. The Company's headquarters facilities have suitable space available to accommodate planned expansion needs for the next 3 to 5 years.

     The Company and its subsidiaries own a 22,000 square-foot terminal in Springfield, Ohio, a 33,000 square-foot facility near Denver, a 20,000 square-foot facility near Los Angeles, a 43,000 square-foot terminal near Atlanta, a 77,000 square-foot terminal in Dallas (including 26,000 square feet of tractor shop facilities added in 2002), a 32,000 square-foot terminal in Phoenix, and a 16,000 square-foot international terminal in

Laredo, Texas. The Company leases terminal facilities in Allentown, Pennsylvania and in Indianapolis, Indiana. All eight locations include office and maintenance space.

     The Company also owns a 73,000 square-foot disaster recovery and warehouse facility in another area of Omaha. The disaster recovery site is equipped with back-up telephones, workstations, and networking hardware and software, which is designed to allow the Company to quickly transfer its critical functions from the main headquarters with minimal interruption in service and communications with its customers and drivers. It also has 50% ownership in a 125,000 square-foot warehouse located near the Company's headquarters. Additionally, the Company leases several small sales offices and trailer parking yards in various locations throughout the country, owns a 96-room motel located near the Company's headquarters, and owns four low-income housing apartment complexes.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury, property damage, and workers' compensation incurred in the transportation of freight. The Company has maintained a self-insurance program with a qualified department of Risk Management professionals since 1988. These employees manage the Company's property damage, cargo, liability, and workers' compensation claims. The Company has assumed liability for claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage. The Company is also responsible for varying annual aggregate amounts of liability for claims above $500,000 and below $4,000,000. For the policy year ending August 1, 2003, these annual aggregate amounts total $2,500,000. The Company has also assumed liability for claims above $3,000,000 and below $5,000,000 for the policy year ending August 1, 2003. The Company maintains insurance, which covers liability in excess of this amount to coverage levels that management considers adequate. The Company's liability insurance policy for coverage ranging from $500,000 per claim to $3,000,000 per claim renews on August 1, 2004. See also Note (1) "Insurance and Claims Accruals" and Note (7) "Commitments and Contingencies" in the Notes to Consolidated Financial Statements under
Item 8 of this Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2002, no matters were submitted to a vote of security holders.

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Price Range of Common Stock

     The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol WERN. The following table sets forth for the quarters indicated the high and low sale prices per share of the Company's common stock in the Nasdaq National Market and the Company's dividends declared per common share from January 1, 2001, through December 31, 2002.


                                              Dividends
                                             Declared Per
                          High      Low      Common Share
                         ------    ------    ------------
        2002
        Quarter ended:
         March 31        $22.18    $17.72        $.020
         June 30          21.75     16.70         .020
         September 30     21.30     17.35         .020
         December 31      22.76     17.31         .020

        2001
        Quarter ended:
         March 31        $14.91    $11.34        $.019
         June 30          18.87     11.67         .019
         September 30     17.93     11.94         .019
         December 31      20.48     12.07         .019


     As of February 18, 2003, the Company's common stock was held by 227 stockholders of record and approximately 5,800 stockholders through nominee or street name accounts with brokers.

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


(In thousands, except per share amounts)    2002        2001        2000        1999       1998
--------------------------------------------------------------------------------------------------
Operating revenues                       $1,341,456  $1,270,519  $1,214,628  $1,052,333   $863,417
Net income                                   61,627      47,744      48,023      60,011     57,246
Earnings per share                             0.94        0.74        0.76        0.94       0.90
Cash flow from operations*                  226,271     226,920     170,147     131,977    137,940
Cash dividends declared per share              .080        .075        .075        .075       .070
Return on average stockholders' equity         10.0%        8.5%        9.3%       12.8%      13.7%
Operating ratio                                92.6%       93.8%       93.2%       90.3%      88.9%
Book value per share                          10.15        9.27        8.55        7.86       6.98
Total assets                              1,062,878     964,014     927,207     896,879    769,196
Total debt (current and long-term)           20,000      50,000     105,000     145,000    100,000
Stockholders' equity                        647,643     590,049     536,084     494,772    440,588


* Cash flow from operations for 2001 includes a $23.4 million refund which resulted from the implementation of certain tax strategies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies

     The Company's success depends on its ability to efficiently manage its resources in the delivery of truckload transportation and logistics services to its customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. The Company's ability to adapt to changes in customer transportation requirements is a key element in efficiently deploying resources and in making capital investments in tractors and trailers. Although the Company's business volume is not highly concentrated, the Company may also be affected by the financial failure of its customers or a loss of a customer's business from time-to-time.

     The Company's greatest resource requirements include qualified drivers, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers. The Company's financial results are also affected by availability of qualified drivers and the market for new and used trucks. Because the Company is self-insured for cargo, personal injury, and property damage claims on its trucks and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, the weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and long-term) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates, including negative development, and estimates of incurred-but-not-reported losses based upon past experience.

     Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period-to-period.

Results of Operations

     The following table sets forth the percentage relationship of income and expense items to operating revenues for the years indicated.


                                         2002    2001    2000
                                        ------  ------  ------
     Operating revenues                 100.0%  100.0%  100.0%
                                        ------  ------  ------

     Operating expenses
      Salaries, wages and benefits       36.3    36.0    35.4
      Fuel                                9.3    10.3    11.3
      Supplies and maintenance            8.9     9.3     8.5
      Taxes and licenses                  7.4     7.4     7.3
      Insurance and claims                3.8     3.3     2.8
      Depreciation                        9.1     9.2     9.0
      Rent and purchased transportation  16.6    16.9    17.9
      Communications and utilities        1.1     1.1     1.2
      Other                               0.1     0.3    (0.2)
                                        ------  ------  ------
        Total operating expenses         92.6    93.8    93.2
                                        ------  ------  ------

     Operating income                     7.4     6.2     6.8
     Net interest expense and other       0.0     0.2     0.4
                                        ------  ------  ------
     Income before income taxes           7.4     6.0     6.4
     Income taxes                         2.8     2.2     2.4
                                        ------  ------  ------

     Net income                           4.6%    3.8%    4.0%
                                        ======  ======  ======


     The following table sets forth certain industry data regarding the freight revenues and operations of the Company.


                                             2002      2001      2000      1999      1998
                                           -------   -------   -------   -------   -------
Operating ratio                               92.6%     93.8%     93.2%     90.3%     88.9%
Average revenues per tractor per week (1)   $2,932    $2,874    $2,889    $2,813    $2,783
Average annual miles per tractor           123,480   123,660   125,568   125,856   126,492
Average total miles per trip (loaded
  and empty)                                   746       744       746       734       760
Average revenues per total mile (1)         $1.235    $1.208    $1.197    $1.162    $1.144
Average revenues per loaded mile (1)        $1.366    $1.342    $1.328    $1.287    $1.265
Average percentage of empty miles              9.6%     10.0%      9.9%      9.7%      9.6%
Non-trucking revenues (in thousands)       $97,130   $74,001   $65,977   $60,379   $41,821
Average tractors in service                  7,971     7,698     7,303     6,769     5,662
Total tractors (at year end):
  Company                                    7,180     6,640     6,300     5,895     5,220
  Owner-operator                             1,020     1,135     1,175     1,230       930
                                           -------   -------   -------   -------   -------
    Total tractors                           8,200     7,775     7,475     7,125     6,150
                                           =======   =======   =======   =======   =======

Total trailers (at year end)                20,880    19,775    19,770    18,900    16,350
                                           =======   =======   =======   =======   =======


(1) Net of fuel surcharge revenues.

2002 Compared to 2001
---------------------

     Operating revenues increased 5.6% over 2001, due primarily to a 3.5% increase in the average number of tractors in service. Revenue per total mile, excluding fuel surcharges, increased 2.2% primarily due to customer rate increases and better freight mix. A better freight market and tightening truck capacity contributed to the improvement, compared to the weaker freight market of 2001. Over the past several months, the Company has been meeting with customers to explain the current state of the truckload industry. Both truckload industry and Company margins, while improving, are below levels management considers acceptable for the investment and risk of operating in this industry. The Company is actively negotiating rate increases. Revenue per total mile, including fuel surcharges, increased 0.6% compared to 2001. Fuel surcharges, which represent collections from customers for the higher cost of fuel, decreased from $46.2 million in 2001 to $29.1 million in 2002 due to lower average fuel prices during 2002 (see fuel explanation below). Excluding fuel surcharge revenues, trucking revenues increased 5.6% over 2001. Revenue from non-trucking services increased $23.1 million compared to 2001.

     Freight demand began to improve in mid-April of 2002 as compared to the same date in 2001, and continued to be consistently better for the last eight and one half months of 2002 compared to the corresponding period in 2001. The Company's empty mile percentage decreased from 10.0% to 9.6%. The Company believes much of the improvement was achieved by execution of the Company's plan of limited fleet growth and maintenance of a diversified freight base that emphasizes consumer nondurable goods.

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenues) improved from 93.8% in 2001 to 92.6% in 2002. Conversely, the Company's operating margin improved 19% from 6.2% in 2001 to 7.4% in 2002.

     Owner-operator miles as a percentage of total miles were 15.4% in 2002 compared to 16.6% in 2001. This decrease contributed to a shift in costs from the rent and purchased transportation expense category as described on the following pages. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, it has been more difficult to attract and retain owner-operator drivers due to challenging operating conditions.

     Salaries, wages and benefits increased from 36.0% to 36.3% of revenues due in part to an increase in the cost of workers' compensation claims, higher workers' compensation excess insurance premiums, and higher weekly state workers' compensation payments. The Company renewed its workers' compensation insurance coverage, and for the policy year beginning April 2002, the Company increased its self-insurance retention from $0.5 million to $1.0 million per claim and has premium-based coverage with a reputable insurance company for claims above this amount. The Company's premiums for this reduced coverage increased by approximately $1.3 million over the premiums from the prior policy year. In addition, the Company added about 100 employees in its maintenance department to reduce the higher cost of over-the-road repairs (which are reflected in Supplies and Maintenance expenses). These increases were partially offset by an improvement in health insurance expense. The market for attracting and retaining company drivers continues to be challenging. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel  decreased  from 10.3% to 9.3% of revenues due  to  lower  fuel prices. The average price per gallon of diesel fuel, excluding fuel taxes, was approximately $.07 per gallon, or 9%, lower in 2002 versus
2001. However, as diesel fuel prices gradually declined during fourth quarter 2001, prices rose during fourth quarter 2002 and averaged about $.20 per gallon, or 33%, higher. Fuel prices in January and February 2003 were about 45 cents per gallon, or 79%, higher than the same period a year ago. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover from its customers much of the higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust from week to week depending on the cost of fuel, enable the Company to recoup a significant portion of the higher cost of fuel when prices increase. Conversely, when fuel prices decrease, fuel surcharges decrease. After considering the amounts collected from customers through fuel surcharge programs, net of Company reimbursements to owner-operators, 2002 earnings per share decreased by approximately $.03 compared to 2001, including a $.04 per share decrease occurring in fourth quarter 2002. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel prices will continue to increase or will decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Supplies and maintenance decreased from 9.3% to 8.9% of revenues due to improved management of maintenance expenses, including performing more maintenance at company facilities versus higher-cost over-the-road maintenance. The increase in the amount of maintenance being performed at company facilities required the hiring of additional maintenance personnel, resulting in a slight shift in expenses from the supplies and maintenance expense category to salaries, wages and benefits (see salaries, wages and benefits explanation above).

     Insurance and claims increased from 3.3% to 3.8% of revenues due to less favorable claims experience in 2002 and higher excess insurance premiums. Insurance premiums in the liability insurance market have increased significantly for many truckload carriers. For fifteen years, the Company has been self-insured and managed virtually all of its liability, cargo, and property damage claims with qualified Risk
Department professionals. The Company renewed its annual liability insurance coverage for coverage in excess of $0.5 million per claim effective August 1, 2002. The Company's premium rate for liability coverage from $0.5 million to $3.0 million per claim is fixed through August 1, 2004, while coverage levels above $3.0 million per claim will be renewed effective August 1, 2003. For the policy year beginning
August 1, 2002, the Company's total premiums for liability insurance remained almost the same as the prior policy year while the Company assumed liability for claims above $3.0 million and below $5.0 million per claim. Liability claims in excess of $5.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies.

     Rent and purchased transportation expense decreased from 16.9% to 16.6% of revenues due to a decrease in payments to owner-operators (9.8% of revenues in 2002 compared to 11.0% in 2001), offset by an increase in purchased transportation for non-trucking services. The decrease in payments to owner-operators resulted from the decrease in owner-operator miles as a percentage of total Company miles as discussed previously and lower fuel surcharge reimbursements paid to owner-operators due to lower average fuel prices. The Company has experienced difficulty recruiting and retaining owner-operators because of challenging operating conditions. This has resulted in a reduction in the number of owner-operator tractors from 1,135 as of December 31, 2001, to 1,020 as of December 31, 2002. The Company reimburses owner-operators for the higher cost of fuel based on fuel surcharge reimbursements collected from customers.

     Other operating expenses decreased from 0.3% to 0.1% of revenues due primarily to an increase in the resale value of the Company's used trucks. Because of truckload carrier concerns with new truck engines and lower industry production of new trucks, the resale value of the Company's premium used trucks has improved. In 2002, the Company traded about half of its used trucks and sold about half of its used trucks and realized gains of $2.3 million. In 2001, the Company traded about two-thirds of its used trucks and sold about one-third to third parties. In 2001, due to a lower average sale price per truck, the Company realized losses of $0.7 million. For trucks traded, the excess of the trade price over the net book value of the trucks reduces the cost basis of new trucks, and therefore results in lower depreciation expense over the life of the asset. Other operating expenses also include bad debt expenses and professional service fees.

     Net interest expense and other decreased from 0.2% to 0.0% of revenues due primarily to the Company's gain on sale of a portion of its ownership in Transplace in fourth quarter 2002. On December 31, 2002, the Company finalized the sale, which reduced the Company's ownership stake in Transplace from 15% to 5%. Werner relinquished its seat on the Transplace Board of Directors. Transplace agreed to release Werner from certain restrictions on competition within the transportation logistics marketplace. The Company's gain on sale of a portion of its ownership in Transplace, net of losses recorded on its investment in Transplace, is recorded as non-operating income in the Company's income statement.
Interest expense decreased to 0.2% from 0.3% of revenues due to a reduction in the Company's borrowings. Average debt outstanding in 2002 was $35.0 million versus $77.5 million in 2001.

     The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% in 2002 and 2001, respectively, as described in Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. The Company expects the 37.5% income tax rate to be the tax rate in effect for 2003.

2001 Compared to 2000
---------------------

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

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenues) increased from 93.2% in 2000 to 93.8% in 2001. The decrease in owner-operator miles as a percentage of total miles (16.6% in 2001 compared to 18.6% in 2000) contributed to a shift in costs from the rent and purchased transportation expense category as described below.

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

     Insurance and claims increased from 2.8% to 3.3% of revenues due to unfavorable claims experience in 2001 and higher excess insurance premiums. As a result of the Company's self-insurance program for liability, cargo, and property damage claims, higher liability insurance rates have had a less significant effect on the Company, impacting the Company only for catastrophic claim coverage. The Company renewed its annual catastrophic liability insurance coverage effective August 1, 2001, and the effect of the increase in premiums was less than 10% of the Company's total annual insurance and claims expense.

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

     Other operating expenses changed from a credit of (0.2)% to an expense of 0.3% of revenues due in part to a weak market for the sale of used trucks. Record levels of trucks manufactured during 1999 and 2000, an increased supply of used trucks caused in part by trucking company business failures, and slower fleet growth by many carriers have all contributed to a decline in the market value of used trucks. During 2001, the Company traded about two-thirds of its used trucks and sold about one-third to third parties. For trucks traded, the excess of the trade price over the net book value of the trucks reduced the cost basis of new trucks. In 2000, the Company traded half of its used trucks and sold half of its used trucks to third parties through its Fleet Truck Sales retail network and realized gains of $5.1 million. In 2001, due to a lower average sale price per truck, the Company realized losses of $0.7 million. The Company renegotiated its trade agreements with its primary truck manufacturer in June 2001 and continued to expand its nationwide retail truck sales network in response to the weak used truck market. Other operating expenses were also impacted by increasing the allowance for uncollectible receivables for the Company's maximum credit exposure related to the fourth quarter 2001 Enron bankruptcy of approximately $1.2 million. This receivable was written off during 2002.

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

     The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% and 38.0% in 2001 and 2000, respectively, as described in Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. The effective income tax rate for the 2001 period decreased due to the implementation of certain tax strategies

Liquidity and Capital Resources

     Net cash provided by operating activities was $226.3 million in 2002, $226.9 million in 2001, and $170.1 million in 2000. Excluding the $23.4 million refund of income taxes received in first quarter 2001, which resulted from the implementation of certain tax strategies, cash flow from operations increased $22.8 million in 2002 over 2001, or 11.2%. This increase was the result of higher net income ($13.9 million), increased deferred taxes due to growth of the company truck fleet ($16.8 million), offset by an increase in cash used for working capital items ($10.0 million). The cash flow from operations enabled the Company to make capital expenditures and repay debt as discussed below.

     Net cash used in investing activities was $235.5 million in 2002, $126.9 million in 2001, and $113.2 million in 2000. The 86% increase ($108.6 million) from 2002 to 2001 was due primarily to the Company's accelerated purchases of tractors with pre-October 2002 engines. The engine emission standards that became effective October 1, 2002 did not allow the Company sufficient time to test a significant sample of the new engines. This prompted the Company to purchase a large number of trucks with pre-October 2002 engines, which are not subject to the new engine emission standards. Net capital expenditures in 2002, 2001, and 2000 were $237.8 million, $126.2 million, and $108.5 million, respectively. The capital expenditures in 2002, 2001, and 2000 were financed primarily with cash on hand and cash provided by operations. As a result of the accelerated truck purchases in 2002, capital expenditures in the first half of 2003 are expected to be lower, and the Company expects to generate free cash flow (cash flow from operations less capital expenditures) in the first half of 2003. Truck purchases in the second half of 2003 will depend on the Company's ongoing testing and evaluation of the new engines.

     As of December 31, 2002, the Company has committed to approximately $20.1 million of net capital expenditures.

     Net financing activities used $35.2 million in 2002, $51.1 million in 2001, and $46.8 million in 2000. In 2002, 2001, and 2000 the Company made net repayments of debt of $30.0 million, $55.0 million, and $40.0 million, respectively. The Company paid dividends of $5.0 million in 2002 and $4.7 million in 2001 and 2000. Financing activities also included common stock repurchases of $3.8 million in 2002 and $2.8 million in 2000. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. The Company's board of directors has authorized the repurchase of up to 3,333,333 shares. As of December 31, 2002, the Company had purchased 1,918,401 shares pursuant to this authorization and has 1,414,932 shares remaining available for repurchase.

     Management believes the Company's financial position at December 31, 2002 is strong. As of December 31, 2002, the Company had $29.9 million of cash and cash equivalents, $20.0 million of debt, and $647.6 million of stockholders' equity. As of December 31, 2002, the Company has no equipment operating leases, and therefore, has no off-balance sheet equipment debt. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments

     The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2002.


                                               Payments Due by Period
                                                  (in millions)
Contractual Obligations            Total    Less than 1 year  1-3 years  4-5 years  After 5 years
-----------------------            -----    ----------------  ---------  ---------  -------------
Long-term debt                     $20.0         $20.0           $-         $-           $-
                                   -----    ----------------  ---------  ---------  -------------
Total contractual
  cash obligations                 $20.0         $20.0           $-         $-           $-
                                   =====    ================  =========  =========  =============



                                  Amount of Commitment Expiration Per Period
                                                  (in millions)
Other Commercial              Total Amounts
Commitments                     Committed   Less than 1 year  1-3 years  4-5 years  Over 5 years
----------------              ------------- ----------------  ---------  ---------  ------------
Unused lines of credit            $45.0          $20.0          $25.0       $-           $-
Standby letters of credit          20.7           20.7              -        -            -
Other commercial commitments       20.1           20.1              -        -            -
                              ------------- ----------------  ---------  ---------  ------------
Total commercial commitments      $85.8          $60.8          $25.0       $-           $-
                              ============= ================  =========  =========  ============


     The unused lines of credit are available to the Company in the event the Company needs financing for the growth of its fleet. With the Company's strong financial position, the Company expects it could obtain additional financing, if necessary, at favorable terms. The standby letters of credit are primarily required for insurance policies. The other commercial commitments relate to committed equipment expenditures.

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

     The trucking industry is highly competitive and includes thousands of trucking companies. The Company estimates the ten largest truckload carriers have less than ten percent of the approximate $150 billion market targeted by the Company. This competition could limit the Company's growth opportunities and reduce its profitability. The Company competes primarily with other truckload carriers. Railroads, less-than-truckload carriers, and private carriers also provide competition, but to a much lesser degree. Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone.

     The Company is sensitive to changes in overall economic conditions that impact customer shipping volumes. The general slowdown in the economy during 2001 had a negative effect on freight volumes for truckload carriers, including the Company. During 2002, freight demand for the Company during the last nine months was consistently better than the weaker demand during 2001. As the unemployment rate increased during 2001 and 2002, driver availability improved for the Company and the industry. Fuel prices increased beginning in fourth quarter 1999 and were high through 2000 and 2001 before decreasing in the latter part of 2001. Due to pending concerns in the Middle East and other factors, fuel prices began to rise in the second quarter of 2002, continued to increase throughout the second half of 2002, and increased further in the first part of 2003. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse impact on the operations and profitability of the Company. To the extent that the Company cannot recover the higher cost of fuel through customer fuel surcharges, the Company's results would be negatively impacted. Future economic conditions that may affect the Company include employment levels, business conditions, fuel and energy costs, interest rates, and tax rates.

     The Company is regulated by the DOT and the Federal and Provincial Transportation Departments in Canada. This regulatory authority establishes broad powers, generally governing activities such as authorization to engage in motor carrier operations, safety, financial reporting, and other matters. The Company may become subject to new or more comprehensive regulations relating to fuel emissions, driver hours of service, or other issues mandated by the DOT, EPA, or the Federal and Provincial Transportation Departments in Canada. For example, new engine emissions standards became effective for truck engine manufacturers in October 2002. These new engines have only recently been available for testing.

     At  times,  there  have been shortages of drivers  in  the  trucking industry. Although the market for attracting company drivers improved during 2001 and 2002 due to the higher domestic unemployment rate and other factors, the Company anticipates that the competition for company drivers will continue to be high. During 2001 and continuing into 2002, it became more difficult to recruit and retain owner-operator drivers due to the weak used truck pricing market and higher fuel prices for most of the year. The Company anticipates that the competition for company drivers and owner-operator drivers will continue to be high and cannot predict whether it will experience shortages in the future.

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

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). All truck engines manufactured prior to October 1, 2002 are not subject to these new standards. For the first time in the Company's history, there was inadequate time prior to implementation for the engine manufacturers to provide a sufficient sample of new engines for testing. The Company is testing three types of EPA-compliant engines. Most of these engines became available for testing during fourth quarter 2002 and the first part of 2003. These new engines may cause tractor costs to increase, may result in decreased fuel efficiency, may have higher maintenance costs, and may have a shorter engine life. During 2002 Werner significantly increased the purchase of trucks with pre-October 2002 engines to delay the business risk of buying new engines until adequate testing is completed. This reduced the average age of the company truck fleet from 1.5 years at December 31, 2001 to 1.2 years as of December 31, 2002. The Company received its remaining deliveries of new trucks with pre-October engines from its truck manufacturers in January 2003. The Company expects its new truck purchases during the rest of the first half of 2003 will be minimal. Truck purchases in the second half of 2003 will depend on the Company's ongoing testing and evaluation of the new engines.

     Because of truckload carrier concerns with new truck engines and lower industry production of new trucks over the last three years, the resale value of Werner's premium used trucks has improved from the historically low values of 2001. Gains on sales of equipment are reflected as a reduction of other operating expenses in the Company's income statement and amounted to a gain of $2.3 million in 2002 compared to a loss of $0.7 million in 2001, or an improvement of $.03 per share. The Company expects its used truck pricing may remain better than 2001 for the near future. However, to the extent the Company purchases fewer new trucks in 2003, it may have fewer used trucks to sell in 2003. The extent of the Company's sales of used trucks in 2003 will depend on the ongoing testing of the new engines, freight demand, driver availability, and used truck pricing.

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

Interest Rate Risk

     The Company's only outstanding debt at December 31, 2002, was $20 million of fixed rate debt. Interest rates on the Company's unused credit facilities are based on the London Interbank Offered Rate (LIBOR). Increases in interest rates could impact the Company's annual interest expense on future borrowings.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for 2002 and prior years. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows. To date, the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Werner Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2002, listed in Item 15(a)(2) of this Form 10-
K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              KPMG LLP
Omaha, Nebraska
January 22, 2003

                        WERNER ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share amounts)


                                         2002        2001        2000
                                      ----------  ----------  ----------

   Operating revenues                 $1,341,456  $1,270,519  $1,214,628
                                      ----------  ----------  ----------

   Operating expenses:
    Salaries, wages and benefits         486,315     457,433     429,825
    Fuel                                 125,189     131,498     137,620
    Supplies and maintenance             119,972     117,882     102,784
    Taxes and licenses                    98,741      93,628      89,126
    Insurance and claims                  51,192      41,946      34,147
    Depreciation                         121,702     116,043     109,107
    Rent and purchased transportation    222,571     214,336     216,917
    Communications and utilities          14,808      14,365      14,454
    Other                                  1,512       4,059      (2,173)
                                      ----------  ----------  ----------
      Total operating expenses         1,242,002   1,191,190   1,131,807
                                      ----------  ----------  ----------

   Operating income                       99,454      79,329      82,821
                                      ----------  ----------  ----------

   Other expense (income):
    Interest expense                       2,857       3,775       8,169
    Interest income                       (2,340)     (2,628)     (2,650)
    Other                                    333       1,791        (154)
                                      ----------  ----------  ----------
      Total other expense                    850       2,938       5,365
                                      ----------  ----------  ----------

   Income before income taxes             98,604      76,391      77,456
   Income taxes                           36,977      28,647      29,433
                                      ----------  ----------  ----------

   Net income                         $   61,627  $   47,744  $   48,023
                                      ==========  ==========  ==========

   Average common shares outstanding      63,764      63,147      62,748
                                      ==========  ==========  ==========

   Basic earnings per share           $     0.97  $     0.76  $     0.77
                                      ==========  ==========  ==========

   Diluted shares outstanding             65,217      64,147      63,010
                                      ==========  ==========  ==========

   Diluted earnings per share         $     0.94  $     0.74  $     0.76
                                      ==========  ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                        WERNER ENTERPRISES, INC.
                       CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share amounts)


                                                        December 31
                                                  ----------------------
                                                     2002        2001
                                                  ----------  ----------
                  ASSETS
      Current assets:
        Cash and cash equivalents                 $   29,885  $   74,366
        Accounts receivable, trade, less allowance
          of $4,459 and $4,966, respectively         131,889     121,354
        Other receivables                             10,335       8,527
        Inventories and supplies                       9,777       8,432
        Prepaid taxes, licenses, and permits          13,535      12,333
        Income taxes receivable                        9,811           -
        Other current assets                          14,317      11,055
                                                  ----------  ----------
              Total current assets                   219,549     236,067
                                                  ----------  ----------

      Property and equipment, at cost:
        Land                                          19,357      19,357
        Buildings and improvements                    89,231      79,704
        Revenue equipment                            996,694     854,603
        Service equipment and other                  107,206     115,941
                                                  ----------  ----------
              Total property and equipment         1,212,488   1,069,605
              Less - accumulated depreciation        380,221     354,122
                                                  ----------  ----------
                     Property and equipment, net     832,267     715,483
                                                  ----------  ----------

      Other non-current assets                        11,062      12,464
                                                  ----------  ----------
                                                  $1,062,878  $  964,014
                                                  ==========  ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable                          $   50,546  $   33,188
        Current portion of long-term debt             20,000      30,000
        Insurance and claims accruals                 47,358      40,254
        Accrued payroll                               18,374      15,008
        Current deferred income taxes                 17,710      20,473
        Other current liabilities                     11,885      13,334
                                                  ----------  ----------
              Total current liabilities              165,873     152,257
                                                  ----------  ----------

      Long-term debt, net of current portion               -      20,000
      Deferred income taxes                          201,561     162,907
      Insurance and claims accruals, net of
        current portion                               47,801      38,801
      Commitments and contingencies

      Stockholders' equity:
        Common stock, $.01 par value, 200,000,000
          shares authorized; 64,427,173 shares
          issued; 63,781,288 and 63,636,216
          shares outstanding, respectively               644         644
        Paid-in capital                              107,527     106,058
        Retained earnings                            547,467     490,942
        Accumulated other comprehensive loss            (216)        (43)
        Treasury stock, at cost; 645,885
          and 790,957 shares, respectively            (7,779)     (7,552)
                                                  ----------  ----------
              Total stockholders' equity             647,643     590,049
                                                  ----------  ----------
                                                  $1,062,878  $  964,014
                                                  ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                        WERNER ENTERPRISES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)


                                         2002        2001        2000
                                      ----------  ----------  ----------
 Cash flows from operating activities:
     Net income                       $   61,627  $   47,744  $   48,023
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
         Depreciation                    121,702     116,043     109,107
         Deferred income taxes            35,891      42,529      18,751
         (Gain) loss on disposal of
           operating equipment            (2,257)        740      (5,055)
         Gain on sale of
           unconsolidated affiliate       (1,809)          -           -
         Equity in loss (income) of
           unconsolidated affiliate        2,105       1,664        (324)
         Tax benefit from exercise
           of stock options                1,450       2,384         130
         Other long-term assets              248         938      (2,888)
         Insurance, claims and other
           long-term accruals              9,000       6,500       2,000
         Changes in certain working
           capital items:
           Accounts receivable, net      (10,535)      2,164       3,693
           Prepaid expenses and other
             current assets              (17,428)      5,875      (8,474)
           Accounts payable               17,358       2,478      (4,976)
           Accrued and other current
             liabilities                   8,919      (2,139)     10,160
                                      ----------  ----------  ----------
         Net cash provided by
           operating activities          226,271     226,920     170,147
                                      ----------  ----------  ----------

 Cash flows from investing activities:
     Additions to property and
       equipment                        (309,672)   (170,862)   (169,113)
     Retirements of property and
       equipment                          71,882      44,710      60,608
     Sale of (investment in)
       unconsolidated affiliate            3,364           -      (5,000)
     (Increase) decrease in notes
       receivable                         (1,099)       (750)        287
                                      ----------  ----------  ----------
         Net cash used in investing
           activities                   (235,525)   (126,902)   (113,218)
                                      ----------  ----------  ----------

 Cash flows from financing activities:
     Proceeds from issuance of
       long-term debt                     10,000       5,000      10,000
     Repayments of long-term debt        (40,000)    (60,000)    (25,000)
     Repayments of short-term debt             -           -     (25,000)
     Dividends on common stock            (5,019)     (4,728)     (4,710)
     Payment of stock split
       fractional shares                     (12)          -           -
     Repurchases of common stock          (3,766)          -      (2,759)
     Stock options exercised               3,570       8,591         657
                                      ----------  ----------  ----------
         Net cash used in financing
           activities                    (35,227)    (51,137)    (46,812)
                                      ----------  ----------  ----------

 Net (decrease) increase in cash and
   cash equivalents:                     (44,481)     48,881      10,117
 Cash and cash equivalents,
   beginning of year                      74,366      25,485      15,368
                                      ----------  ----------  ----------
 Cash and cash equivalents,
   end of year                        $   29,885  $   74,366  $   25,485
                                      ==========  ==========  ==========

 Supplemental disclosures of cash
   flow information:
     Cash paid (received) during
       year for:
         Interest                     $    3,080  $    4,315  $    7,876
         Income taxes                     10,422      (9,540)      3,916

 Supplemental disclosures of
   non-cash investing activities:
     Notes receivable issued upon
       sale of revenue equipment      $    2,686  $      238  $    4,707
     Notes receivable canceled upon
       return of revenue equipment        (1,279)          -           -
     Warehouse assets contributed
       to LLC                                  -       1,446           -


The accompanying notes are an integral part of these consolidated financial statements.

                        WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  (In thousands, except share amounts)


                                                          Accumulated
                                                             Other                    Total
                              Common Paid-In   Retained  Comprehensive   Treasury  Stockholders'
                              Stock  Capital   Earnings      Loss         Stock       Equity
                              ------ --------  --------  -------------  ---------  ------------
BALANCE, December 31, 1999     $644  $105,723  $404,625    $   -         $(16,220)   $494,772

Purchases of 300,268 shares
  of common stock                 -         -         -        -           (2,759)     (2,759)
Dividends  on common stock
  ($.075 per share)               -         -    (4,705)       -                -      (4,705)
Exercise of stock options,
  79,007 shares, including
  tax benefits                    -       (40)        -        -              827         787
Comprehensive income (loss):
  Net income                      -         -    48,023        -                -      48,023
  Foreign currency translation
    adjustments                   -         -         -      (34)               -         (34)
                              ------ --------  --------  -------------  ---------  ------------
  Total comprehensive income      -         -    48,023      (34)               -      47,989
                              ------ --------  --------  -------------  ---------  ------------

BALANCE, December 31, 2000      644   105,683   447,943      (34)         (18,152)    536,084

Dividends  on common stock
  ($.075 per share)               -         -    (4,745)       -                -      (4,745)
Exercise of stock options,
  917,770 shares, including
  tax benefits                    -       375         -        -           10,600      10,975
Comprehensive income (loss):
  Net income                      -         -    47,744        -                -      47,744
  Foreign currency translation
    adjustments                   -         -         -       (9)               -          (9)
                              ------ --------  --------  -------------  ---------  ------------
  Total comprehensive income      -         -    47,744       (9)               -      47,735
                              ------ --------  --------  -------------  ---------  ------------

BALANCE, December 31, 2001      644   106,058   490,942      (43)          (7,552)    590,049

Purchases of 213,700 shares
  of common stock                 -         -         -        -           (3,766)     (3,766)
Dividends  on common stock
  ($.080 per share)               -         -    (5,102)       -                -      (5,102)
Payment of stock split
  fractional shares               -       (12)        -        -                -         (12)
Exercise of stock options,
  358,806 shares, including
  tax benefits                    -     1,481         -        -            3,539       5,020
Comprehensive income:
  Net income                      -         -    61,627        -                -      61,627
  Foreign currency translation
    adjustments                   -         -         -     (173)               -        (173)
                              ------ --------  --------  -------------  ---------  ------------
  Total comprehensive income      -         -    61,627     (173)               -      61,454
                              ------ --------  --------  -------------  ---------  ------------

BALANCE, December 31, 2002     $644  $107,527  $547,467    $(216)        $ (7,779)   $647,643
                              ====== ========  ========  =============  =========  ============


The accompanying notes are an integral part of these consolidated financial statements.

                        WERNER ENTERPRISES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Werner Enterprises, Inc. (the Company) is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, the Federal and Provincial Transportation Departments in Canada, and various state regulatory commissions. The Company maintains a diversified freight base with no one customer or industry making up a significant percentage of the Company's receivables or revenues. The largest single customer generated 9% of revenues for 2002.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Werner Enterprises, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions relating to these majority-owned entities have been eliminated. Through December 31, 2002, the Company recorded its investment in Transplace using the equity method of accounting (see Note 2).

Use of Management Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents.

Inventories and Supplies

     Inventories and supplies consist primarily of revenue equipment parts, tires, fuel, and supplies and are stated at average cost. Tires placed on new revenue equipment are capitalized as a part of the equipment cost. Replacement tires are expensed when placed in service.

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

     Depreciation is calculated based on the cost of the asset, reduced by its estimated salvage value, using the straight-line method. Accelerated depreciation methods are used for income tax purposes. The lives and salvage values assigned to certain assets for financial reporting purposes are different than for income tax purposes. For financial reporting purposes, assets are depreciated over the estimated useful lives of 30 years for buildings and improvements, 5 to 12 years for revenue equipment, and 3 to 10 years for service and other equipment.

Insurance and Claims Accruals

     Insurance and claims accruals, both current and noncurrent, reflect the estimated cost for cargo loss and damage, bodily injury and property damage (BI/PD), group health, and workers' compensation claims, including estimated loss development and loss adjustment expenses, not covered by insurance. The costs for cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of group health and workers' compensation claims are included in salaries, wages and benefits expense in the Consolidated Statements of Income. The insurance and claims accruals are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and estimates of incurred-but-not-reported losses based upon past experience.

     The Company has been responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage since August 1, 1992. The Company is also responsible for varying annual aggregate amounts of liability for claims above $500,000 and below $4,000,000. For the policy year ending August 1, 2003, these annual aggregate amounts total $2,500,000. The Company has also assumed liability for claims above $3,000,000 and below $5,000,000 for the policy year ending August 1, 2003. Liability in excess of these risk retention levels is assumed by the insurance carriers in amounts which management considers adequate. The Company's premium rate for liability coverage up to $3,000,000 per claim is fixed through August 1, 2004, while coverage levels above $3,000,000 per claim will be renewed effective August 1, 2003.

     The Company has assumed responsibility for workers' compensation, maintains a $22,000,000 bond, and has obtained insurance for individual claims above $1,000,000.

     Under   these   insurance   arrangements,  the   Company   maintains
$20,600,000 in letters of credit, as of December 31, 2002.

Revenue Recognition

     The  Consolidated  Statements  of   Income  reflect  recognition  of
operating revenues and related direct costs when the shipment is delivered.

Foreign Currency Translation

     Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the Mexican operations for the years ended December 31, 2002, 2001, and 2000, and of the Canadian operations for the years ended December 31, 2002 and 2001. The amounts of such translation adjustments were not significant for all years presented (see the Consolidated Statements of Stockholders' Equity and Comprehensive Income).

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

Stock Based Compensation

     At December 31, 2002, the Company has a nonqualified stock option plan, as described more fully in Note 6. The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share would have been as indicated below had the fair value of option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:


                                      Year Ended December 31
                                 -----------------------------
                                    2002      2001      2000
                                  -------   -------   -------
    Net income (in thousands),
      as reported                 $61,627   $47,744   $48,023
    Less:  Total stock-based
      employee compensation
      expense determined under
      fair value based method for
      all awards, net of related
      tax effects                   3,456     3,155     2,288
                                  -------   -------   -------
    Pro forma net income          $58,171   $44,589   $45,735
                                  =======   =======   =======

    Earnings per share:
      Basic - as reported         $  0.97   $  0.76   $  0.77
                                  =======   =======   =======
      Basic - pro forma           $  0.91   $  0.71   $  0.73
                                  =======   =======   =======
      Diluted - as reported       $  0.94   $  0.74   $  0.76
                                  =======   =======   =======
      Diluted - pro forma         $  0.89   $  0.70   $  0.73
                                  =======   =======   =======


Comprehensive Income

     Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2002, 2001, and 2000, comprehensive income consists of net income and foreign currency translation adjustments.

Accounting Standards

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (SFAS 141), Business Combinations and No. 142 (SFAS
142), Goodwill and Other Intangible Assets. As of December 31, 2002, the Company has no goodwill or other intangible assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. Management has determined that adoption of these two statements as of January 1, 2002 did not have any effect on the financial position, results of operations, or cash flows of the Company during 2002.

     During June 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. As of December 31, 2002, management believes that SFAS 143 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     On October 3, 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 31, 2001. Management has determined that adoption of this statement as of January 1, 2002 did not have any effect on the financial position, results of operations, and cash flows of the Company during 2002.

     In  April  2002,  the FASB issued SFAS No. 145, Rescission  of  FASB
Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of this statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. As of December 31, 2002, management believes that SFAS 145 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. As of December 31, 2002, management believes that SFAS 146 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     During December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Management has determined that adoption of the disclosure provisions of this statement did not have any effect on the financial position, results of operations, or cash flows of the Company during 2002 and expects no significant effect on future periods.

(2)  INVESTMENT IN UNCONSOLIDATED AFFILIATE

     Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace (TPC), in exchange for an equity interest in TPC of approximately 15%. TPC is a joint venture of six large transportation companies - Covenant Transport, Inc.; J.B. Hunt Transport Services, Inc.; M.S. Carriers, Inc.; Swift Transportation Co., Inc.; Xpress Holdings, Inc.; and Werner Enterprises, Inc. Through December 31, 2002, the Company accounted for its investment in TPC using the equity method. Management believes this method was appropriate because the Company had the ability to exercise significant influence over operating and financial policies of TPC through its representation on the TPC board of directors. On December 31, 2002, the Company sold a portion of its ownership interest in TPC, reducing the Company's ownership stake in TPC from 15% to 5%. The Company relinquished its seat on the TPC Board of Directors, and TPC agreed to release the Company from certain restrictions on competition within the transportation logistics marketplace. The Company realized net losses of less than one cent per share during 2002, consisting of the Company's gain on sale of a portion of its ownership in TPC in fourth quarter 2002, net of the Company's equity in net losses of TPC during the year. These items are recorded as non-operating expense in the Company's Consolidated Statements of Income. Beginning January 1, 2003, the Company will begin accounting for its investment on the cost method and no longer accrue its percentage share of TPC's earnings or losses. The Company is not responsible for the debt of Transplace.

     In October 2000, the Company provided funds (in thousands) of $3,200 to TPC in the form of a short-term note with an interest rate of eight percent per annum. The Company recorded interest income on the note from TPC (in thousands) of approximately $26 and $61 during 2001 and 2000, respectively. The note was repaid in full in February 2001.

     The Company and TPC enter into transactions with each other for certain of their purchased transportation needs. The Company recorded operating revenue (in thousands) from TPC of approximately $25,000, $30,600, and $15,500 in 2002, 2001, and 2000, respectively, and recorded purchased transportation expense to TPC of approximately $13,300, $10,500, and $1,500 during 2002, 2001, and 2000, respectively.

     The Company also provides certain administrative functions to TPC as well as providing office space, supplies, and communications. The allocation from the Company for these services (in thousands) was approximately $123, $407, and $518 during 2002, 2001, and 2000, respectively. The allocations for rent are recorded in the Consolidated Statements of Income as miscellaneous revenue, and the remaining amounts are recorded as a reduction of the respective operating expenses. The Company expects to stop providing these services in 2003.

     The Company believes that the transactions with TPC are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties, on an arm's length basis.

(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (in thousands):


                                                    2002       2001
                                                  -------    -------
  6.55% Series A Senior Notes, due November 2002  $     -    $20,000
  6.02% Series B Senior Notes, due November 2002        -     10,000
  5.52% Series C Senior Notes, due December 2003   20,000     20,000
                                                  -------    -------
                                                   20,000     50,000
  Less current portion                             20,000     30,000
                                                  -------    -------
  Long-term debt, net                             $     -    $20,000
                                                  =======    =======


     As of December 31, 2002, the Company has $45 million of available credit pursuant to credit facilities with banks expiring May 18, 2003 and August 31, 2004 which bear variable interest based on LIBOR, on which no borrowings were outstanding at December 31, 2002. The Company is in the process of establishing a new two-year credit facility (or facilities) expected to become effective prior to the expiration of the May 2003 facility. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of indebtedness to total capitalization. The Company was in compliance with these covenants at December 31, 2002.

     The carrying amount of the Company's long-term debt approximates fair value due to the duration of the notes and their interest rates.

(4)  NOTES RECEIVABLE

     Notes receivable are included in other current assets and other non-current assets in the Consolidated Balance Sheets. At December 31, notes receivable consisted of the following (in thousands):


                                                    2002        2001
                                                   ------      ------
     Owner-operator notes receivable               $3,890      $3,926
     TDR Transportes, S.A. de C.V.                  3,600           -
     Warehouse One, LLC                             1,602       1,659
                                                   ------      ------
                                                    9,092       5,585
     Less current portion                           1,179         177
                                                   ------      ------
     Notes receivable - non-current                $7,913      $5,408
                                                   ======      ======


     The Company provides financing to some independent contractors who want to become owner-operators by purchasing a tractor from the Company and leasing their truck to the Company. At December 31, 2002 and 2001, the Company had 112 and 90 notes receivable (in thousands) totaling $3,890 and $3,926, respectively, from these owner-operators. Included in these amounts are notes from Pegasus Enterprises, LLC totaling $1,303 and $300 at December 31, 2002 and 2001, respectively. Pegasus Enterprises is owned by the brother and sister-in-law of the Chairman and Chief Executive Officer. The Company maintains a first security interest in the tractor until the owner-operator has paid the note balance in full.

     During 2002, the Company loaned $3,600 (in thousands) to TDR Transportes, S.A. de C.V. (TDR), a truckload carrier in the Republic of Mexico. The loan has a nine-year term with principal payable at the end of the term, is subject to acceleration if certain conditions are met, bears interest at a rate of five percent per annum which is payable quarterly, contains certain financial and other covenants, and is collateralized by the assets of TDR. As of December 31, 2002, the company had a receivable for interest on this note of $119. The Company and TDR transact business with each other for certain of their purchased transportation needs. During 2002, the Company recorded operating revenues from TDR of approximately $416 and recorded purchased transportation expense to TDR of approximately $1,087.

     The Company has a 50% ownership interest in a 125,000 square-foot warehouse (Warehouse One, LLC) located near the Company's headquarters. The Company has a note receivable from the owner of the other 50%
interest in the warehouse with a principal balance (in thousands) of $1,602 and $1,659 as of December 31, 2002 and 2001, respectively. The note bears interest at a variable rate based on the prime rate and is adjusted annually. The note is secured by the borrower's 50% ownership interest in the warehouse. The Company's 50% ownership interest in the warehouse of $1,401 and $1,446 as of December 31, 2002 and 2001, respectively, is included in other non-current assets.

(5)  INCOME TAXES

     Income tax expense consists of the following (in thousands):


                                   2002      2001       2000
                                 -------   --------   -------
      Current
       Federal                   $   959   $(12,194)  $ 9,132
       State                         127     (1,688)    1,550
                                 -------   --------   -------
                                   1,086    (13,882)   10,682
                                 -------   --------   -------
      Deferred
       Federal                    31,692     37,358    16,001
       State                       4,199      5,171     2,750
                                 -------   --------   -------
                                  35,891     42,529    18,751
                                 -------   --------   -------

      Total income tax expense   $36,977   $ 28,647   $29,433
                                 =======   ========   =======


     The effective income tax rate differs from the federal corporate tax rate of 35% in 2002, 2001, and 2000 as follows (in thousands):


                                   2002      2001       2000
                                 -------   -------    -------
      Tax at statutory rate      $34,511   $26,737    $27,110
      State income taxes,
        net of federal tax
        benefits                   2,812     2,264      2,795
      Income tax credits            (638)     (638)      (638)
      Other, net                     292       284        166
                                 -------   -------    -------
                                 $36,977   $28,647    $29,433
                                 =======   =======    =======


     At December 31, deferred tax assets and liabilities consisted of the following (in thousands):


                                                 2002      2001
                                               --------  --------
          Deferred tax assets:
          Insurance and claims accruals        $ 34,094  $ 27,016
          Allowance for uncollectible accounts    3,184     1,752
          Other                                   3,358     3,579
                                               --------  --------
           Gross deferred tax assets             40,636    32,347
                                               --------  --------

          Deferred tax liabilities:
          Property and equipment                211,135   166,818
          Prepaid expenses                       38,763    38,286
          Other                                  10,009    10,623
                                               --------  --------
           Gross deferred tax liabilities       259,907   215,727
                                               --------  --------
           Net deferred tax liability          $219,271  $183,380
                                               ========  ========


     These amounts (in thousands) are presented in the accompanying Consolidated Balance Sheets as of December 31 as follows:


                                                 2002      2001
                                               --------  --------
          Current deferred tax liability       $ 17,710  $ 20,473
          Noncurrent deferred tax liability     201,561   162,907
                                               --------  --------
          Net deferred tax liability           $219,271  $183,380
                                               ========  ========


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

     At December 31, 2002, 3,232,166 shares were available for granting additional options. At December 31, 2002, 2001, and 2000, options for 1,278,875, 828,851, and 1,124,919 shares with weighted average exercise prices of $10.22, $10.31, and $9.81 were exercisable, respectively.

     The following table summarizes Stock Option Plan activity for the three years ended December 31, 2002:


                                               Options Outstanding
                                            ---------------------------
                                                       Weighted-Average
                                              Shares    Exercise Price
                                            ---------------------------
            Balance, December 31, 1999      3,634,617      $ 9.79
              Options granted               1,506,667        9.65
              Options exercised               (79,007)       8.17
              Options canceled               (275,693)       9.77
                                            ---------
            Balance, December 31, 2000      4,786,584        9.77
              Options granted               1,598,000       12.22
              Options exercised              (917,770)       9.36
              Options canceled                (95,553)       9.60
                                            ---------
            Balance, December 31, 2001      5,371,261       10.57
              Options granted                   6,666       17.43
              Options exercised              (358,806)       9.95
              Options canceled               (109,153)       9.34
                                            ---------
            Balance, December 31, 2002      4,909,968       10.65
                                            =========


     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:


                                         Options Outstanding              Options Exercisable
                                -----------------------------------  ----------------------------
                                Weighted-Average   Weighted-Average              Weighted-Average
     Range of        Number        Remaining          Exercise         Number       Exercise
 Exercise Prices  Outstanding   Contractual Life        Price        Exercisable      Price
 ------------------------------------------------------------------------------------------------
 $ 7.85 to $ 9.94  2,735,899       7.1 years            $ 9.41         860,275        $ 9.30
 $11.20 to $12.22  2,100,906       7.9 years             12.16         374,491         12.00
 $13.03 to $17.43     73,163       6.1 years             13.66          44,109         13.17
                   ---------                                         ---------
                   4,909,968       7.4 years             10.65       1,278,875         10.22
                   =========                                         =========


     The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. SFAS No. 123, Accounting for Stock-Based Compensation requires pro forma disclosure of net income and earnings per share had the estimated fair value of option grants on their grant date been charged to salaries, wages and benefits. The fair value of the options granted during 2002, 2001, and 2000 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.0 percent in 2002, 5.0 percent in 2001, and
6.0  percent in 2000; dividend yield of 0.4 percent in 2002 and 2001, and
0.5 percent in 2000; expected life of 7.0 years in 2002, and 8.0 years in 2001 and 2000; and volatility of 38 percent in 2002 and 2001, and 35 percent in 2000. The weighted-average fair value of options granted during 2002, 2001, and 2000 was $7.85, $6.13, and $4.79 per share, respectively. The table in Note 1 illustrates the effect on net income and earnings per share had the fair value of option grants been charged to salaries, wages, and benefits expense in the Consolidated Statements of Income.

Employee Stock Purchase Plan

     Employees meeting certain eligibility requirements may participate in the Company's Employee Stock Purchase Plan (the Purchase Plan). Eligible participants designate the amount of regular payroll deductions and/or single annual payment, subject to a yearly maximum amount, that is used to purchase shares of the Company's common stock on the Over-The-Counter Market subject to the terms of the Purchase Plan. The Company contributes an amount equal to 15% of each participant's contributions under the Purchase Plan. Company contributions for the Purchase Plan (in thousands) were $106, $108, and $117 for 2002, 2001, and 2000, respectively. Interest accrues on Purchase Plan contributions at a rate of 5.25%. The broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan are paid by the Company.

401(k) Retirement Savings Plan

     The Company has an Employees' 401(k) Retirement Savings Plan (the 401(k) Plan). Employees are eligible to participate in the 401(k) Plan if they have been continuously employed with the Company or its subsidiaries for six months or more. The Company matches a portion of the amount each employee contributes to the 401(k) Plan. It is the Company's intention, but not its obligation, that the Company's total annual contribution for employees will equal at least 2 1/2 percent of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes Company 401(k) Plan contributions and administrative expenses (in thousands) of $1,599, $1,574, and $1,528 for 2002, 2001, and 2000, respectively.

(7)  COMMITMENTS AND CONTINGENCIES

     The Company has committed to approximately $20 million of net capital expenditures.

     The Company is involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

(8)  SEGMENT INFORMATION

     The Company has one reportable segment - Truckload Transportation Services. This segment consists of five operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. The Medium- to Long-Haul Van fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Dedicated Services fleet provides truckload services required for a specific company, their plant, or their distribution center. The Regional Short-Haul fleet provides comparable truckload van service within five geographic regions. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers.

     The Company generates non-trucking revenues related to freight transportation management, freight brokerage, third-party equipment maintenance, and other business activities. None of these operations meet the quantitative threshold reporting requirements of SFAS No. 131. As a result, these operations are grouped in "Other" in the table below. The Company does not prepare separate balance sheets by segments and, as a result, assets are not separately identifiable by segment. The Company has no significant intersegment sales or expense transactions that would result in adjustments necessary to eliminate amounts between the Company's segments.

     The following tables summarize the Company's segment information (in thousands):


                                                    Revenues
                                                    --------
                                          2002        2001        2000
                                       ----------  ----------  ----------
    Truckload Transportation Services  $1,244,326  $1,196,518  $1,148,651
    Other Non-trucking                     97,130      74,001      65,977
                                       ----------  ----------  ----------
    Total                              $1,341,456  $1,270,519  $1,214,628
                                       ==========  ==========  ==========



                                                  Operating Income
                                                  ----------------
                                            2002        2001        2000
                                          -------     -------     -------
    Truckload Transportation Services     $98,058     $78,807     $83,773
    Other Non-trucking                      1,396         522        (952)
                                          -------     -------     -------
    Total                                 $99,454     $79,329     $82,821
                                          =======     =======     =======


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

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)


                                 First     Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter
                                --------  --------  --------  --------
     2002:
     Operating revenues         $312,575  $340,405  $336,096  $352,380
     Operating income             17,285    27,138    27,156    27,875
     Net income                   10,618    16,575    16,795    17,639
     Basic earnings per share       0.17      0.26      0.26      0.28
     Diluted earnings per share     0.16      0.25      0.26      0.27

     2001:
     Operating revenues         $304,577  $322,777  $322,618  $320,547
     Operating income             16,059    19,933    20,621    22,716
     Net income                    9,455    12,091    12,453    13,745
     Basic earnings per share       0.15      0.19      0.20      0.22
     Diluted earnings per share     0.15      0.19      0.19      0.21


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 2002, involving a change of accountants or disagreements on accounting and financial disclosure.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to the Company's Proxy Statement.

Equity Compensation Plan Information

     The following table summarizes, as of December 31, 2002, information about compensation plans under which equity securities of the Company are authorized for issuance:


                                                                      Number of Securities
                                                                    Remaining Available for
                                                                     Future Issuance under
                     Number of Securities to   Weighted-Average       Equity Compensation
                     be Issued upon Exercise   Exercise Price of        Plans (Excluding
                     of Outstanding Options,  Outstanding Options,   Securities Reflected in
                       Warrants and Rights    Warrants and Rights          Column (a))
Plan Category                (a)                     (b)                       (c)
-------------------  -----------------------  -------------------   ------------------------
Equity compensation
  plans approved by
  security holders        4,909,968                $10.65                   3,232,166


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

     (1)  Financial Statements:  See Part II, Item 8 hereof.

                                                              Page
                                                              ----
          Report of Independent Public Accountants             19
          Consolidated Statements of Income                    20
          Consolidated Balance Sheets                          21
          Consolidated Statements of Cash Flows                22
          Consolidated Statements of Stockholders' Equity
            and Comprehensive Income                           23
          Notes to Consolidated Financial Statements           24

     (2) Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

                                                              Page
                                                              ----
          Schedule II - Valuation and Qualifying Accounts      39

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (3) Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (see Exhibit Index on page 40).

(b)  Reports on Form 8-K:
     A report on Form 8-K, filed October 22, 2002, regarding a news release on October 15, 2002, announcing the Company's operating revenues and earnings for the third quarter ended September 30, 2002.
     A report on Form 8-K, filed November 15, 2002, regarding a news release on November 15, 2002, announcing the Company's joint agreement to sell a portion of Werner Enterprises' ownership interest in Transplace to J.B. Hunt Transport Services, Inc.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2003.

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


     Signature                        Position                       Date
     ---------                        --------                       ----
/s/ Clarence L. Werner        Chairman of the Board, Chief     February 28, 2003
------------------------      Executive Officer and Director
Clarence L. Werner

/s/ Gary L. Werner            Vice Chairman and                February 28, 2003
------------------------      Director
Gary L. Werner

/s/ Curtis G. Werner          Vice Chairman - Corporate        February 28, 2003
------------------------      Development and Director
Curtis G. Werner

/s/ Gregory L. Werner         President, Chief Operating       February 28, 2003
------------------------      Officer and Director
Gregory L. Werner

/s/ John J. Steele            Vice President, Treasurer and    February 28, 2003
------------------------      Chief Financial Officer
John J. Steele

/s/ James L. Johnson          Vice President, Controller       February 28, 2003
------------------------      and Corporate Secretary
James L. Johnson

/s/ Jeffrey G. Doll           Lead Director                    February 28, 2003
------------------------
Jeffrey G. Doll

/s/ Irving B. Epstein         Director                         February 28, 2003
------------------------
Irving B. Epstein

/s/ Gerald H. Timmerman       Director                         February 28, 2003
------------------------
Gerald H. Timmerman

/s/ Michael L. Steinbach      Director                         February 28, 2003
------------------------
Michael L. Steinbach

/s/ Kenneth M. Bird           Director                         February 28, 2003
------------------------
Kenneth M. Bird


CERTIFICATIONS
I, Clarence L. Werner, certify that:

1. I have reviewed this annual report on Form 10-K of Werner Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003
       -----------------------

/s/ Clarence L. Werner
------------------------------
Clarence L. Werner
Chairman and Chief Executive Officer

CERTIFICATIONS
I, John J. Steele, certify that:

1. I have reviewed this annual report on Form 10-K of Werner Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003
       -----------------------

/s/ John J. Steele
------------------------------
John J. Steele
Vice President, Treasurer and Chief Financial Officer

                               SCHEDULE II

                        WERNER ENTERPRISES, INC.


                    VALUATION AND QUALIFYING ACCOUNTS
                             (In thousands)



                                 Balance at   Charged to   Write-Off   Balance at
                                Beginning of  Costs and   of Doubtful    End of
                                   Period      Expenses     Accounts     Period
                                   ------      --------     --------     ------
 Year ended December 31, 2002:
 Allowance for doubtful accounts   $4,966       $1,175       $1,682      $4,459
                                   ======       ======       ======      ======

 Year ended December 31, 2001:
 Allowance for doubtful accounts   $3,994       $2,057       $1,085      $4,966
                                   ======       ======       ======      ======

 Year ended December 31, 2000:
 Allowance for doubtful accounts   $3,236       $2,191       $1,433      $3,994
                                   ======       ======       ======      ======




See independent auditors' report.

                              EXHIBIT INDEX


  Exhibit                                      Page Number or Incorporated by
  Number            Description                         Reference to
  -------           -----------                ------------------------------
  3(i)(A)       Revised and Amended          Exhibit 3 to Registration Statement
                Articles of                  on Form S-1, Registration No. 33-5245
                Incorporation

  3(i)(B)       Articles of Amendment to     Exhibit 3(i) to the Company's
                Articles of                  report on Form 10-Q for the quarter
                Incorporation                ended May 31, 1994

  3(i)(C)       Articles of Amendment to     Exhibit 3(i) to the Company's report
                Articles of                  on Form 10-K for the year
                Incorporation                ended December 31, 1998

  3(ii)         Revised and Amended          Exhibit 3(ii) to the Company's report
                By-Laws                      on Form 10-K for the year
                                             ended December 31, 1994

  10.1          Amended and Restated         Exhibit 4.3 to Registration Statement
                Stock Option Plan            on Form S-8, Registration No.
                                             333-103467

  10.2          Initial Subscription         Exhibit 2.1 to the Company's report
                Agreement of                 on Form 8-K filed July 17, 2000
                Transplace.com, LLC,
                dated April 19, 2000

  10.3          Operating Agreement          Exhibit 2.2 to the Company's report
                of Transplace.com, LLC,      on Form 8-K filed July 17, 2000
                dated April 19, 2000

  11            Statement Re: Computation    Filed herewith
                of Per Share Earnings

  21            Subsidiaries of the          Filed herewith
                Registrant

  23.1          Consent of KPMG LLP          Filed herewith


  99.1          Certification Pursuant to    Filed herewith
                18 U.S.C. Section 1350,
                as Adopted Pursuant to
                Section 906 of the
                Sarbanes-Oxley Act
                of 2002
  99.2          Certification Pursuant to    Filed herewith
                18 U.S.C. Section 1350,
                as Adopted Pursuant to
                Section 906 of the
                Sarbanes-Oxley Act
                of 2002
