Form 10-Q
period 2003-03-31
WERNER ENTERPRISES INC
filed 2003-05-09
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
                                    OR
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

Commission file number 0-14690



                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)


NEBRASKA                                                        47-0648386
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                 68145-0308                  (402) 895-6640
(Address of principal           (Zip Code) (Registrant's telephone number,
executive offices)                                    including area code)

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

                              YES   [X]        NO   [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes   _X_        No    ___

      As of April 30, 2003, 63,838,964 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q

                                                                       PAGE
PART I - FINANCIAL INFORMATION                                         ----
Item 1.  Financial Statements

        Consolidated  Statements of Income for the  Three  Months  Ended
        March 31, 2003 and 2002                                           3

        Consolidated Condensed Balance Sheets as of March 31,  2003  and
        December 31, 2002                                                 4

        Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 2003 and 2002                                           5

        Notes to Consolidated Financial Statements as of March 31,  2003  6

Item 2. Management's Discussion and Analysis of Financial Condition  and
        Results of Operations                                             9

Item 3. Quantitative and Qualitative Disclosures About Market Risk       13


Item 4. Controls and Procedures                                          14


PART II - OTHER INFORMATION
Items 1, 2, 3, 4, and 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K                                 14


                                  PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods presented. The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
(In thousands, except per share amounts)                  March 31
-------------------------------------------------------------------------
                                                     2003          2002
-------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                                 $347,208      $312,575
                                                   ----------------------

Operating expenses:
  Salaries, wages and benefits                      123,127       115,502
  Fuel                                               44,945        25,061
  Supplies and maintenance                           28,759        30,056
  Taxes and licenses                                 25,720        23,882
  Insurance and claims                               19,141        11,606
  Depreciation                                       32,721        29,202
  Rent and purchased transportation                  50,082        55,415
  Communications and utilities                        3,995         3,717
  Other                                                (265)          849
                                                   ----------------------
    Total operating expenses                        328,225       295,290
                                                   ----------------------

Operating income                                     18,983        17,285
                                                   ----------------------

Other expense (income):
  Interest expense                                      305           758
  Interest income                                      (274)         (674)
  Other                                                   9           212
                                                   ----------------------
    Total other expense                                  40           296
                                                   ----------------------

Income before income taxes                           18,943        16,989

Income taxes                                          7,104         6,371
                                                   -----------------------

Net income                                         $ 11,839      $ 10,618
                                                   ======================

Average common shares outstanding                    63,761        63,800
                                                   ======================

Basic earnings per share                           $    .19      $    .17
                                                   ======================

Diluted shares outstanding                           65,139        65,310
                                                   ======================

Diluted earnings per share                         $    .18      $    .16
                                                   ======================

Dividends declared per share                       $   .020      $   .020
                                                   ======================


                          WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)               March 31   December 31
-------------------------------------------------------------------------
                                                     2003         2002
-------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                      $   58,018    $   29,885
  Accounts receivable, trade, less allowance of
    $4,803 and $4,459, respectively                 136,878       131,889
  Other receivables                                  13,652        10,335
  Inventories and supplies                            9,687         9,777
  Prepaid taxes, licenses and permits                10,893        13,535
  Income taxes receivable                             6,240         9,811
  Other current assets                               13,183        14,317
                                                 ------------------------
    Total current assets                            248,551       219,549
                                                 ------------------------

Property and equipment                            1,213,034     1,212,488
Less - accumulated depreciation                     402,131       380,221
                                                 ------------------------
    Property and equipment, net                     810,903       832,267
                                                 ------------------------

Other non-current assets                             10,731        11,062
                                                 ------------------------

                                                 $1,070,185    $1,062,878
                                                 ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $   33,552    $   50,546
  Current portion of long-term debt                  20,000        20,000
  Insurance and claims accruals                      50,889        47,358
  Accrued payroll                                    20,256        18,374
  Current deferred income taxes                      17,710        17,710
  Other current liabilities                          12,561        11,885
                                                 ------------------------
    Total current liabilities                       154,968       165,873
                                                 ------------------------

Insurance and claims accruals, net of current
  portion                                            53,301        47,801

Deferred income taxes                               204,592       201,561

Stockholders' equity:
  Common stock, $.01 par value, 200,000,000
    shares authorized; 64,427,173 shares issued;
    63,760,195 and 63,781,288 shares
    outstanding, respectively                           644           644
  Paid-in capital                                   107,868       107,527
  Retained earnings                                 558,031       547,467
  Accumulated other comprehensive loss                 (303)         (216)
  Treasury stock, at cost; 666,978 and 645,885
    shares, respectively                             (8,916)       (7,779)
                                                 ------------------------
    Total stockholders' equity                      657,324       647,643
                                                 ------------------------
                                                 $1,070,185    $1,062,878
                                                 ========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
(In thousands)                                            March 31
-------------------------------------------------------------------------
                                                     2003          2002
-------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                        $11,839       $10,618
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                     32,721        29,202
    Deferred income taxes                             3,031         2,719
    Loss (gain) on disposal of property and
      equipment                                      (1,355)          181
    Equity in loss of unconsolidated affiliate            -           222
    Tax benefit from exercise of stock options          359           918
    Other long-term assets                               28           192
    Insurance claims accruals, net of current
      portion                                         5,500         1,000
    Changes in certain working capital items:
      Accounts receivable, net                       (4,989)        3,316
      Other current assets                            4,120           394
      Accounts payable                              (16,994)        3,595
      Other current liabilities                       6,002         4,186
                                                    ---------------------
   Net cash provided by operating activities         40,262        56,543
                                                    ---------------------
Cash flows from investing activities:
  Additions to property and equipment               (20,738)      (62,133)
  Retirements of property and equipment              10,682        16,477
  Decrease in notes receivable                          357           271
                                                    ---------------------
   Net cash used in investing activities             (9,699)      (45,385)
                                                    ---------------------
Cash flows from financing activities:
  Dividends on common stock                          (1,275)       (1,193)
  Payment of stock split fractional shares                -           (12)
  Repurchases of common stock                        (1,993)            -
  Stock options exercised                               838         2,162
                                                    ---------------------
   Net cash provided by (used in) financing
     activities                                      (2,430)          957
                                                    ---------------------

Net increase in cash and cash equivalents            28,133        12,115
Cash and cash equivalents, beginning of period       29,885        74,366
                                                    ---------------------
Cash and cash equivalents, end of period            $58,018       $86,481
                                                    =====================
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest                                          $   305       $   757
  Income taxes                                      $    78       $ 4,904
Supplemental schedule of non-cash investing
  activities:
  Notes receivable issued upon sale of revenue
    equipment                                       $    54       $    49


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was ($87) and ($2) (in thousands) for the three-month periods ended March 31, 2003 and 2002, respectively.

(2)  Long-Term Debt

     As of March 31, 2003, the Company has $45 million of available credit pursuant to credit facilities with banks expiring May 18, 2003 and August 31, 2004 which bear variable interest based on the London Interbank Offered Rate (LIBOR), on which no borrowings were outstanding. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of indebtedness to total capitalization. The Company was in compliance with these covenants at March 31, 2003.

     On April 22, 2003, the Company established a new bank credit facility totaling $25 million which will expire on October 22, 2005. This new credit facility is in addition to the credit facilities that existed at March 31, 2003. The Company is in the process of finalizing a new two-year bank credit facility totaling $50 million which will replace the $25 million credit facility available at March 31, 2003 that expires on August 31, 2004. These new bank credit facilities will be reduced by the $20.7 million in letters of credit the Company maintains.

(3)  Commitments

     As of March 31, 2003, the Company has commitments for net capital expenditures of approximately $44 million.

(4)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below. Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.

                                            (in thousands, except per share
                                                         amounts)
                                                   Three Months Ended
                                                        March 31
                                            -------------------------------
                                                    2003       2002
                                            -------------------------------
Net income                                       $  11,839  $  10,618
                                            ===============================

Average common shares outstanding                   63,761     63,800
Common stock equivalents                             1,378      1,510
                                            -------------------------------
Diluted shares outstanding                          65,139     65,310
                                            ===============================
Basic earnings per share                         $     .19  $     .17
                                            ===============================
Diluted earnings per share                       $     .18  $     .16
                                            ===============================


      There were no options to purchase shares of common stock which were outstanding during the periods indicated above, but excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares.

(5)  Stock Based Compensation

     At March 31, 2003, the Company has a nonqualified stock option plan. The Company did not grant any stock options during the three-month periods ended March 31, 2003 and 2002. The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:


                                            (in thousands, except per share
                                                         amounts)
                                                   Three Months Ended
                                                        March 31
                                            -------------------------------
                                                    2003       2002
                                            -------------------------------
Net income, as reported                          $  11,839  $  10,618
Less: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                           629        862
                                            -------------------------------
Net income, pro forma                            $  11,210  $   9,756
                                            ===============================

Earnings per share:
  Basic - as reported                            $    0.19  $    0.17
                                            ===============================
  Basic - pro forma                              $    0.18  $    0.15
                                            ===============================
  Diluted - as reported                          $    0.18  $    0.16
                                            ===============================
  Diluted - pro forma                            $    0.17  $    0.15
                                            ===============================


(6)  Segment Information

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

     The Company generates non-trucking revenues related to freight brokerage, freight transportation management, third-party equipment maintenance, and other business activities. None of these operations meet the quantitative threshold reporting requirements of SFAS No. 131. As a result, these operations are grouped in "Other" in the table below. The
Company does not prepare separate balance sheets by segments and, as a result, assets are not separately identifiable by segment. The Company has no significant intersegment sales or expense transactions that would result in adjustments necessary to eliminate amounts between the Company's segments.

     The following tables summarize the Company's segment information (in thousands of dollars):

                                                          Revenues
                                                          --------
                                                     Three Months Ended
                                                          March 31
                                                     ------------------
                                                       2003      2002
                                                     ------------------

Truckload Transportation Services                    $325,081  $291,032
Other                                                  22,127    21,543
                                                     ------------------
Total                                                $347,208  $312,575
                                                     ==================

                                                      Operating Income
                                                      ----------------
                                                     Three Months Ended
                                                          March 31
                                                     ------------------
                                                       2003      2002
                                                     ------------------

Truckload Transportation Services                     $18,563   $16,712
Other                                                     420       573
                                                     ------------------
Total                                                 $18,983   $17,285
                                                     ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This report contains forward-looking statements which are based on information currently available to the Company's management. Actual results could differ materially from those anticipated in forward-looking statements as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company assumes no obligation to update any forward-looking statement to the extent it becomes aware that it will not be achieved for any reason.

Financial Condition:

      During the three months ended March 31, 2003, the Company generated cash flow from operations of $40.3 million, a 28.8% decrease ($16.3 million) in cash flow compared to the same three-month period a year ago. The decrease in cash flow from operations is due primarily to the decrease in accounts payable of $17.0 million from December 31, 2002 to March 31, 2003 which resulted from the payment in January 2003 of December 2002 revenue equipment purchases and having no payable for revenue equipment at March 31, 2003. Generally, the Company has accounts payable for revenue equipment purchases. Due to the engine issues discussed in the paragraph below, the Company did not have accounts payable for revenue equipment as of March 31, 2003. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $10.1 million, repurchase common stock of $2.0 million, and pay common stock dividends of $1.3 million. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

     Effective October 1, 2002 all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). All truck engines manufactured prior to October 1, 2002 are not subject to these standards. For the first time in the Company's history, there was inadequate time prior to implementation for the engine manufacturers to provide a sufficient sample of new engines for testing. To delay the business risk of buying new engines until adequate testing is completed, the Company significantly increased the purchase of trucks with pre-October engines. This reduced the average age of the company truck fleet from 1.5 years at December 31, 2001 to 1.2 years as of December 31, 2002. The Company received its remaining order of new trucks with pre-October engines from its truck manufacturers in January 2003. The average age of the company truck fleet at March 31, 2003 is 1.3 years. The Company expects its new truck purchases during second quarter 2003 will be minimal. Truck purchases in the second half of 2003 will depend on the
Company's ongoing testing and evaluation of the new engines and the Company's fleet growth plans.

      The Company's debt to equity ratio at March 31, 2003 was 3.0%, compared with 3.1% at December 31, 2002. The Company's only debt of $20.0 million matures in December 2003 and is expected to be paid in full on that date. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 3.0% at March 31, 2003 and December 31, 2002. As of March 31, 2003, the Company has no equipment operating leases, and, therefore has no off-balance sheet equipment debt. The Company maintains $20.7 million in letters of credit as of March 31, 2003. These letters of credit are primarily required for insurance policies. As of March 31, 2003, the Company has $45 million of available credit pursuant to credit facilities, on which no borrowings were outstanding.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.


                                                  Three Months Ended
                                                        March 31
                                                    2003       2002
                                                  ------------------
Operating revenues                                 100.0%     100.0%
                                                  ------------------
Operating expenses:
    Salaries, wages and benefits                    35.5       37.0
    Fuel                                            12.9        8.0
    Supplies and maintenance                         8.3        9.6
    Taxes and licenses                               7.4        7.7
    Insurance and claims                             5.5        3.7
    Depreciation                                     9.4        9.3
    Rent and purchased transportation               14.4       17.7
    Communications and utilities                     1.2        1.2
    Other                                           (0.1)       0.3
                                                  ------------------
         Total operating expenses                   94.5       94.5
                                                  ------------------

Operating income                                     5.5        5.5
Net interest expense and other                       0.0        0.1
                                                  ------------------
Income before income taxes                           5.5        5.4
Income taxes                                         2.1        2.0
                                                  ------------------
Net income                                           3.4%       3.4%
                                                  ==================


     The following table sets forth certain industry data regarding the freight revenues and operations of the Company.

                                                 Three Months
                                                     Ended
                                                   March 31         %
                                                 2003     2002   Change
                                               -------------------------
Average monthly miles per tractor                9,908   10,087   (1.8%)
Average revenues per total mile (1)             $1.247   $1.210    3.1%
Average revenues per loaded mile (1)            $1.395   $1.345    3.7%
Average percentage of empty miles                10.59%   10.00%   5.9%
Average tractors in service                      8,268    7,882    4.9%
Average revenues per truck per week (1)         $2,852   $2,818    1.2%
Non-trucking revenues (in thousands)           $22,127  $21,543    2.7%
Total tractors (at quarter end)
    Company                                      7,275    6,725    8.2%
    Owner-operator                               1,000    1,175  (14.9%)
                                               -------  -------
         Total tractors                          8,275    7,900    4.7%

Total trailers (at quarter end)                 21,040   19,935    5.5%


(1) Net of fuel surcharge revenues.


Three Months Ended March 31, 2003 Compared to Three Months Ended March  31,
---------------------------------------------------------------------------
2002
----

      Operating revenues increased 11.1% for the three months ended March 31, 2003, compared to the same period of the prior year, due in part to a 4.9% increase in the average number of tractors in service. Revenue per total mile, excluding fuel surcharges, increased 3.1%, and revenue per total mile, including fuel surcharges, increased 8.4% compared to first quarter 2002. Fuel surcharges, which represent collections from customers for the higher cost of fuel, increased from $2.1 million in first quarter 2002 to $18.6 million in first quarter 2003 due to higher average fuel prices (see fuel explanation below). Excluding fuel surcharge revenues, trucking revenues increased 6.1% for the three months ended March 31, 2003, compared to the same period of the prior year. These increases were offset by a 1.8% decrease in miles per truck compared to first quarter 2002.

     Freight demand in January and much of February 2003 was not any better than the weaker demand the Company experienced during the same period a year ago. The normal seasonal freight pickup in March of 2003 was a bit stronger than in March a year ago. The Company's empty mile percentage increased from 10.0% in first quarter 2002 to 10.6% in first quarter 2003.

     Operating expenses, expressed as a percentage of operating revenues, were 94.5% for the three months ended March 31, 2003 and March 31, 2002.
Higher fuel prices increased the Company's operating ratio in first quarter 2003 due to the effect of significantly higher fuel expense and higher fuel surcharge revenues. Other expense items, when expressed as a percentage of total revenue, appear lower in first quarter 2003 versus first quarter 2002 because of the additional fuel surcharge revenue per mile as well as the higher revenue per mile. Owner-operator miles as a percentage of total miles were 13.3% in first quarter 2003 compared to 17.0% in first quarter 2002. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, it has been more difficult to attract and retain owner-operator drivers due to the challenging operating conditions.

     Salaries, wages and benefits decreased from 37.0% to 35.5% of revenues due primarily to the effect of the increase in revenue per mile. On a cost per mile basis, salaries, wages and benefits expense was about flat. As mentioned above, higher fuel prices increased fuel surcharge revenues which contributed to the decrease in expense as a percentage of revenue in first quarter 2003. The higher cost of workers' compensation claims, higher workers' compensation excess insurance premiums, and higher weekly state workers' compensation payments offset this decrease. The market for attracting company drivers has improved somewhat; however, the Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased from 8.0% to 12.9% of revenues due to higher fuel prices. Average diesel fuel prices during first quarter 2003 reached a twenty-year high. Diesel prices, excluding fuel taxes, averaged 43 cents per gallon, or 71% higher, in first quarter 2003 compared to first quarter 2002. This increased the Company's fuel cost by over seven cents per mile. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover most of the higher fuel prices from its customers compared to normalized average fuel prices. These surcharge programs, which generally adjust weekly based on fuel pricing changes, continued to be in effect during first quarter 2003. However, when fuel prices are increasing, the Company does not immediately recover the price increase until the price reaches a higher surcharge price bracket. After considering the amounts collected from customers through fuel surcharge programs, net of reimbursement to owner-operators, there was a $.04 per share negative impact on first quarter 2003 earnings per share compared to first quarter 2002 earnings per share. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the

Company. The Company is unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

      Supplies and maintenance decreased from 9.6% to 8.3% of revenues due to less maintenance being performed over-the-road than at company facilities, improved management of maintenance expenses, and a newer company truck fleet.

      Insurance and claims increased from 3.7% to 5.5% of revenues due primarily to increased claims and increased cost per claim. The Company has been self-insured and managed its own claims for liability, cargo, and property damage for over ten years. The Company renewed its annual liability insurance coverage for coverage in excess of $0.5 million per claim effective August 1, 2002. The Company's premium rate for liability coverage up to $3.0 million per claim is fixed through August 1, 2004, while coverage levels above $3.0 million per claim were renewed effective August 1, 2002 for a one year period. The Company assumed liability for claims above $3.0 million and below $5.0 million per claim. Liability claims in excess of $5.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies.

     Rent and purchased transportation decreased from 17.7% to 14.4% of revenues due in part to the termination of operating leases for company trucks during fourth quarter 2002 and a reduction in owner-operator miles as a percentage of total miles. On a per-mile basis, payments to owner-operators increased in response to higher fuel prices. The Company reimburses owner-operators for the higher cost of fuel based on fuel surcharge reimbursements collected from customers. The Company has experienced difficulty recruiting and retaining owner-operators because of high fuel prices and other factors. This has resulted in a reduction of the number of owner-operator tractors from 1,175 as of March 31, 2002, to 1,000 as of March 31, 2003.

     Other operating expenses decreased from 0.3% to (0.1)% of revenues due to the improvement in the used truck market. Because of truckload carrier concerns with new truck engines and lower industry production of new trucks over the last three years, the resale value of Werner's premium used trucks has improved from the historically low values of 2001. In first quarter 2003, the Company realized gains of $1.4 million on sales of used trucks to third parties through its Fleet Truck Sales retail network compared to losses of $0.2 million in first quarter 2002.

      Net  interest  expense  and other decreased  from  0.1%  to  0.0%  of revenues. Interest expense decreased from 0.2% in first quarter 2002 to 0.1% in first quarter 2003 of revenues due to a reduction in the Company's borrowings. Average debt outstanding in first quarter 2003 was $20.0 million versus $50.0 million in first quarter 2002. During first quarter 2002, the Company recorded its approximate 15% ownership investment in Transplace using the equity method of accounting and accrued its percentage share of Transplace's cumulative losses as other non-operating expense. In first quarter 2002, the Company recorded losses of approximately $0.2 million as its percentage share of estimated Transplace losses. On December 31, 2002, the Company sold a portion of its ownership interest in Transplace, reducing the Company's ownership stake in Transplace from 15% to 5%. Beginning January 1, 2003, the Company began accounting for its investment on the cost method and no longer accrues its percentage share of TPC's earnings or losses.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% for the three-month periods ended March 31, 2003 and 2002.

Regulations:

     The Federal Motor Carrier Safety Administration (FMCSA) of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made several changes to the regulations which govern truck drivers' hours of service. For all non-local trucking companies, this is the most significant change to the hours-of-service rules in over 60 years. Previously, drivers were allowed to drive 10 hours after 8 hours off-duty. The new rules will allow drivers to drive 11 hours after 10 hours off-duty. In addition to this, drivers may not drive after 14 hours on-duty, following 10 hours off-duty as opposed to 15 hours on-duty, following 8 hours off-duty. There have been no changes in the rules that limit a driver to a maximum of 70 hours in eight consecutive days. A new rule will allow a driver who takes at least 34 consecutive hours off-duty to restart his or her on-duty cycle. The new rules are to be put into effect on January 4, 2004. The Company is currently evaluating the new rules to determine the effect they may have on the Company's operations.

Accounting Standards:

     During June 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management has determined that adoption of this statement as of January 1, 2003 did not have any effect on the financial position, results of operations and cash flows of the Company during the first quarter 2003 and expects no significant effect on future periods.

      In  April  2002,  the FASB issued SFAS No. 145,  Rescission  of  FASB
Statement  No.  4,  44  and 64, Amendment of FASB  Statement  No.  13,  and
Technical Corrections. The provisions of this statement related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. Management has determined that adoption of this statement as of January 1, 2003 did not have any effect on the financial position, results of operations and cash flows of the Company during the first quarter 2003 and expects no significant effect on future periods.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management has determined that adoption of this statement as of January 1, 2003 did not have any effect on the financial position, results of operations and cash flows of the Company during the first quarter 2003 and expects no significant effect on future periods.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for first quarter 2003 and prior periods. To date, the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

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

                                  PART II

                             OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

   Exhibit 3(i)(A) Revised and Amended Articles of Incorporation (Incorporated by reference to Exhibit 3 to Registration Statement on Form S-1, Registration No. 33-5245)
   Exhibit 3(i)(B) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-Q for the quarter ended May 31, 1994)
   Exhibit 3(i)(C) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-K for the year ended December 31, 1998)
   Exhibit 3(ii) Revised and Amended By-Laws  (Incorporated by reference to
       Exhibit 3(ii) to the Company's report on Form 10-K for the year ended December 31, 1994)
   Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

   (i) A report on Form 8-K, filed January 29, 2003, regarding a news release on January 22, 2003, announcing the Company's operating revenues and earnings for the fourth quarter and year ended December 31, 2002.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:  May 9, 2003              By:  /s/ John J. Steele
       -----------                   ------------------------------
                                     John J. Steele
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Date:  May 9, 2003              By:  /s/ James L. Johnson
       -----------                   ------------------------------
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

Date:   May 9, 2003
        --------------

/s/ Clarence L. Werner
----------------------
Clarence L. Werner
Chairman and Chief Executive Officer

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

Date:   May 9, 2003
        --------------

/s/ John J. Steele
----------------------
John J. Steele
Vice President, Treasurer and Chief Financial Officer