Form 10-Q
period 2003-06-30
WERNER ENTERPRISES INC
filed 2003-08-05
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
                                    OR
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

                              YES   [X]        NO   [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes    X         No
                                    ---             ---

      As of July 31, 2003, 63,924,274 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


        Consolidated  Statements of Income for the Three Months  Ended
        June 30, 2003 and 2002                                            3

        Consolidated  Statements of Income for the  Six  Months  Ended
        June 30, 2003 and 2002                                            4

        Consolidated Condensed Balance Sheets as of June 30, 2003  and
        December 31, 2002                                                 5

        Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 2003 and 2002                                            6

        Notes to Consolidated Financial Statements as of June 30, 2003    7

Item 2. Management's  Discussion and Analysis of  Financial  Condition
        and Results of Operations                                         9

Item 3. Quantitative and Qualitative Disclosures About Market Risk       16


Item 4. Controls and Procedures                                          16


PART II - OTHER INFORMATION
Items 1, 2, 3, and 5. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders              17


Item 6. Exhibits and Reports on Form 8-K                                 18


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

     Operating results for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                  June 30
-------------------------------------------------------------------------
                                                     2003          2002
-------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                                 $362,290      $340,405
                                                   ----------------------

Operating expenses:
   Salaries, wages and benefits                     127,821       122,417
   Fuel                                              37,188        30,401
   Supplies and maintenance                          29,709        31,112
   Taxes and licenses                                25,836        24,723
   Insurance and claims                              17,881        12,793
   Depreciation                                      32,981        29,521
   Rent and purchased transportation                 54,961        57,852
   Communications and utilities                       3,980         3,644
   Other                                                357           804
                                                   ----------------------
    Total operating expenses                        330,714       313,267
                                                   ----------------------

Operating income                                     31,576        27,138
                                                   ----------------------

Other expense (income):
   Interest expense                                     283           801
   Interest income                                     (508)         (602)
   Other                                                 28           419
                                                   ----------------------
    Total other expense (income)                       (197)          618
                                                   ----------------------

Income before income taxes                           31,773        26,520

Income taxes                                         11,914         9,945
                                                   ----------------------

Net income                                         $ 19,859      $ 16,575
                                                   ======================

Average common shares outstanding                    63,865        63,801
                                                   ======================

Basic earnings per share                           $    .31      $    .26
                                                   ======================

Diluted shares outstanding                           65,344        65,192
                                                   ======================

Diluted earnings per share                         $    .30      $    .25
                                                   ======================

Dividends declared per share                       $    .03      $    .02
                                                   ======================

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                      Six Months Ended
(In thousands, except per share amounts)                  June 30
-------------------------------------------------------------------------
                                                     2003          2002
-------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                                 $709,498      $652,980
                                                   ----------------------

Operating expenses:
   Salaries, wages and benefits                     250,948       237,919
   Fuel                                              82,133        55,462
   Supplies and maintenance                          58,468        61,168
   Taxes and licenses                                51,556        48,605
   Insurance and claims                              37,022        24,399
   Depreciation                                      65,702        58,723
   Rent and purchased transportation                105,043       113,267
   Communications and utilities                       7,975         7,361
   Other                                                 92         1,653
                                                   ----------------------
    Total operating expenses                        658,939       608,557
                                                   ----------------------

Operating income                                     50,559        44,423
                                                   ----------------------

Other expense (income):
   Interest expense                                     588         1,559
   Interest income                                     (782)       (1,276)
   Other                                                 37           631
                                                   ----------------------
    Total other expense (income)                       (157)          914
                                                   ----------------------

Income before income taxes                           50,716        43,509

Income taxes                                         19,018        16,316
                                                   ----------------------

Net income                                         $ 31,698      $ 27,193
                                                   ======================

Average common shares outstanding                    63,813        63,802
                                                   ======================

Basic earnings per share                           $    .50      $    .43
                                                   ======================

Diluted shares outstanding                           65,249        65,250
                                                   ======================

Diluted earnings per share                         $    .49      $    .42
                                                   ======================

Dividends declared per share                       $    .05      $    .04
                                                   ======================


                          WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)               June 30     December 31
--------------------------------------------------------------------------
                                                     2003          2002
--------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                      $  101,814    $   29,885
   Accounts receivable, trade, less allowance of
     $5,585 and $4,459, respectively                 143,836       131,889
   Other receivables                                  13,858        10,335
   Inventories and supplies                            9,184         9,777
   Prepaid taxes, licenses and permits                 7,387        13,535
   Income taxes receivable                                 -         9,811
   Other current assets                               14,641        14,317
                                                  ------------------------
     Total current assets                            290,720       219,549
                                                  ------------------------

Property and equipment                             1,208,569     1,212,488
Less - accumulated depreciation                      415,416       380,221
                                                  ------------------------
     Property and equipment, net                     793,153       832,267
                                                  ------------------------

Other non-current assets                              10,698        11,062
                                                  ------------------------

                                                  $1,094,571    $1,062,878
                                                  ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $   39,265    $   50,546
   Current portion of long-term debt                  20,000        20,000
   Insurance and claims accruals                      56,987        47,358
   Accrued payroll                                    20,487        18,374
   Current deferred income taxes                      17,710        17,710
   Other current liabilities                          13,563        11,885
                                                  ------------------------
     Total current liabilities                       168,012       165,873
                                                  ------------------------
Insurance and claims accruals, net of current
  portion                                             56,301        47,801

Deferred income taxes                                193,924       201,561


Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 64,427,173 shares issued;
     63,862,875 and 63,781,288 shares
     outstanding, respectively                           644           644
   Paid-in capital                                   108,892       107,527
   Retained earnings                                 575,973       547,467
   Accumulated other comprehensive loss                 (164)         (216)
   Treasury stock, at cost; 564,298 and 645,885
     shares, respectively                             (9,011)       (7,779)
                                                  ------------------------
     Total stockholders' equity                      676,334       647,643
                                                  ------------------------
                                                  $1,094,571    $1,062,878
                                                  ========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
(In thousands)                                            June 30
--------------------------------------------------------------------------
                                                     2003          2002
--------------------------------------------------------------------------
                                                         (Unaudited)
Cash flows from operating activities:
   Net income                                      $ 31,698      $ 27,193
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    65,702        58,723
     Deferred income taxes                           (7,637)        6,962
     (Gain) loss on disposal of property and
       equipment                                     (2,641)           61
     Equity in loss of unconsolidated affiliate           -           637
     Tax benefit from exercise of stock options       1,232           995
     Other long-term assets                              61           (83)
     Insurance claims accruals, net of current
       portion                                        8,500         3,500
     Changes in certain working capital items:
       Accounts receivable, net                     (11,947)       (6,449)
       Other current assets                          12,705          (213)
       Accounts payable                             (11,281)        1,718
       Other current liabilities                     12,779         7,207
                                                   ----------------------
    Net cash provided by operating activities        99,171       100,251
                                                   ----------------------
Cash flows from investing activities:
   Additions to property and equipment              (48,194)     (117,359)
   Retirements of property and equipment             23,754        32,646
   Decrease (increase) in notes receivable              796        (3,040)
                                                   ----------------------
    Net cash used in investing activities           (23,644)      (87,753)
                                                   ----------------------
Cash flows from financing activities:
   Dividends on common stock                         (2,551)       (2,470)
   Payment of stock split fractional shares               -           (12)
   Repurchases of common stock                       (3,997)       (1,556)
   Stock options exercised                            2,898         2,388
                                                   ----------------------
    Net cash used in financing activities            (3,650)       (1,650)
                                                   ----------------------

Effect of exchange rate fluctuations on cash             52             -
Net increase in cash and cash equivalents            71,929        10,848
Cash and cash equivalents, beginning of period       29,885        74,366
                                                   ----------------------
Cash and cash equivalents, end of period           $101,814       $85,214
                                                   ======================
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
   Interest                                        $    588       $ 1,559
   Income taxes                                    $ 15,408       $ 9,881
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                     $    493       $    49


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was $139 and ($35) (in thousands) for the three-month periods and $52 and ($38) (in thousands) for the six-month periods ended June 30, 2003 and 2002, respectively.

(2)  Long-Term Debt

     As of June 30, 2003, the Company has two credit facilities with banks totaling $75 million which expire May 16, 2005 and October 22, 2005 and bear variable interest based on the London Interbank Offered Rate (LIBOR), on which no borrowings were outstanding. As of June 30, 2003, the credit available pursuant to these bank credit facilities is reduced by $15.8 million in letters of credit the Company maintains. In addition, $8.6 million of letters of credit issued by a third bank will be transferred to these credit facilities in the near future, further reducing the available credit. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of total funded debt to EBITDAR. The Company was in compliance with these covenants at June 30, 2003.

  As referred to above, on April 22, 2003, the Company established a new bank credit facility totaling $25 million which will expire on October 22, 2005. This credit facility is in addition to the credit facilities that existed at March 31, 2003. As referred to above, on May 16, 2003, the Company renewed a bank credit facility and increased the credit facility to $50 million. This facility will expire on May 16, 2005. This credit facility replaces the $25 million credit facility available at March 31, 2003 that was scheduled to expire on August 31, 2004. The Company also had a $20 million credit facility with another bank that expired on May 18, 2003.

(3)  Commitments

     As of June 30, 2003, the Company has commitments for net capital expenditures of approximately $56 million.

(4)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below. Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.


                            (in thousands, except per share amounts)
                            Three Months Ended      Six Months Ended
                                  June 30               June 30
                           --------------------   --------------------
                              2003      2002         2003      2002
                           --------------------   --------------------
Net income                 $  19,859  $  16,575   $  31,698  $  27,193
                           ====================   ====================

Average common shares
  outstanding                 63,865     63,801      63,813     63,802
Common stock equivalents       1,479      1,391       1,436      1,448
                           --------------------   --------------------
Diluted shares outstanding    65,344     65,192      65,249     65,250
                           ====================   ====================
Basic earnings per share   $     .31 $      .26   $     .50  $     .43
                           ====================   ====================
Diluted earnings per
  share                    $     .30 $      .25   $     .49  $     .42
                           ====================   ====================


     There were no options to purchase shares of common stock which were outstanding during the periods indicated above, but excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares.

(5)  Stock Based Compensation

     At June 30, 2003, the Company has a nonqualified stock option plan. The Company did not grant any stock options during the three-month or six-month periods ended June 30, 2003 and 2002. The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based
Compensation:


                            (in thousands, except per share amounts)
                            Three Months Ended      Six Months Ended
                                  June 30               June 30
                           --------------------   --------------------
                              2003      2002         2003      2002
                           --------------------   --------------------
Net income, as reported    $  19,859  $  16,575   $  31,698  $  27,193
Less: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net of
  related tax effects            629        865       1,258      1,727
                           --------------------   --------------------
Net income, pro forma      $  19,230  $  15,710   $  30,440  $  25,466
                           ====================   ====================
Earnings per share:
  Basic - as reported      $     .31  $     .26   $     .50  $     .43
                           ====================   ====================
  Basic - pro forma        $     .30  $     .25   $     .48  $     .40
                           ====================   ====================
  Diluted - as reported    $     .30  $     .25   $     .49  $     .42
                           ====================   ====================
  Diluted - pro forma      $     .29  $     .24   $     .47  $     .39
                           ====================   ====================


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

     The following tables summarize the Company's segment information (in thousands of dollars):


                                             Revenues
                                             --------
                            Three Months Ended      Six Months Ended
                                  June 30               June 30
                           --------------------   --------------------
                              2003      2002         2003      2002
                           --------------------   --------------------
Truckload Transportation
  Services                  $336,352  $316,432     $661,433  $607,464
Other                         25,938    23,973       48,065    45,516
                           --------------------   --------------------
Total                       $362,290  $340,405     $709,498  $652,980
                           ====================   ====================

                                          Operating Income
                                          ----------------
                            Three Months Ended      Six Months Ended
                                  June 30               June 30
                           --------------------   --------------------
                              2003      2002         2003      2002
                           --------------------   --------------------
Truckload Transportation
  Services                   $31,473   $26,887      $50,036   $43,599
Other                            103       251          523       824
                           --------------------   --------------------
Total                        $31,576   $27,138      $50,559   $44,423
                           ====================   ====================


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

Financial Condition:

      During the six months ended June 30, 2003, the Company generated cash flow from operations of $99.2 million, a 1.1% decrease ($1.1 million) in cash flow compared to the same six-month period a year ago. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $24.4 million, repurchase common stock of $4.0 million, and pay common stock dividends of $2.6 million. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

     Effective October 1, 2002 all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). All truck engines manufactured prior to October 1, 2002 are not subject to these standards. To delay the business risk of buying these new truck engines with inadequate testing time prior to the October 1, 2002 effective date, the Company significantly increased the purchase of trucks with pre-October engines. During second quarter, the Company continued to bring new trucks with pre-October engines into service to replace trucks that were reaching the Company's normal three-year trade/sale age. The average age of the Company's truck fleet at June 30, 2003 is 1.4 years. The Company will take delivery of approximately 325 model year 2004 trucks with the new engines in third quarter 2003 and plans to purchase more tractors with the new engines in fourth quarter 2003. The Company intends to fund the new truck purchases through existing cash on hand and cash flow from operations.

     The Company's debt to equity ratio at June 30, 2003 was 3.0%, compared with 3.1% at December 31, 2002. The Company's only debt of $20.0 million matures in December 2003 and is expected to be paid in full at that time. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 2.9% at June 30, 2003 compared with 3.0% at December 31, 2002. As of June 30, 2003, the Company has no equipment operating leases, and, therefore has no off-balance sheet equipment debt. The Company maintains $24.4 million in letters  of  credit  as  of June 30, 2003.  These  letters  of  credit  are primarily required for insurance policies. As of June 30, 2003, the Company has $75 million of credit pursuant to credit facilities, on which no borrowings were outstanding. The credit available under these facilities is reduced by $15.8 million of the total $24.4 million in letters of credit.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.


                                Three Months Ended      Six Months Ended
                                      June 30                June 30
                                 2003        2002        2003       2002
                                -----------------------------------------
Operating revenues              100.0%      100.0%      100.0%     100.0%
                                -----------------------------------------
Operating expenses:
     Salaries, wages and
       benefits                  35.3        36.0        35.4       36.4
     Fuel                        10.3         8.9        11.6        8.5
     Supplies and maintenance     8.2         9.1         8.2        9.4
     Taxes and licenses           7.1         7.3         7.3        7.4
     Insurance and claims         4.9         3.7         5.2        3.7
     Depreciation                 9.1         8.7         9.3        9.0
     Rent and purchased
       transportation            15.2        17.0        14.8       17.4
     Communications and
       utilities                  1.1         1.1         1.1        1.1
     Other                        0.1         0.2         0.0        0.3
                                -----------------------------------------
          Total operating
            expenses             91.3        92.0        92.9       93.2
                                -----------------------------------------
Operating income                  8.7         8.0         7.1        6.8
Net interest expense and other   (0.1)        0.2        (0.1)       0.1
                                -----------------------------------------
Income before income taxes        8.8         7.8         7.2        6.7
Income taxes                      3.3         2.9         2.7        2.5
                                -----------------------------------------
Net income                        5.5%        4.9%        4.5%       4.2%
                                =========================================


     The following table sets forth certain data regarding the freight revenues and operations of the Company.

                                Three Months Ended        Six Months Ended
                                 June 30        %         June 30        %
                              2003     2002   Change   2003     2002   Change
                            --------------------------------------------------
Trucking revenue, net of
  fuel surcharge           $321,418  $309,848   3.7% $627,933  $598,754   4.9%
Trucking fuel surcharge
  revenue                    14,934     6,584 126.8%   33,500     8,710 284.6%
Other non-trucking revenue   25,938    23,973   8.2%   48,065    45,516   5.6%
                            -------   -------         -------   -------
    Operating revenue      $362,290  $340,405   6.4% $709,498  $652,980   8.7%
                            =======   =======         =======   =======

Average monthly miles per
  tractor                    10,249    10,550  (2.9%)  10,078    10,320  (2.3%)
Average revenues per total
  mile (1)                   $1.271    $1.228   3.5%   $1.259    $1.220   3.2%
Average revenues per loaded
  mile (1)                   $1.420    $1.354   4.9%   $1.408    $1.350   4.3%
Average percentage of empty
  miles                       10.52%     9.31% 13.0%    10.55%     9.64%  9.4%
Average tractors in service   8,228     7,973   3.2%    8,248     7,928   4.0%
Average revenues per truck
  per week (1)               $3,005    $2,989   0.5%   $2,929    $2,905   0.8%
Total tractors (at quarter
  end)
    Company                   7,225     6,800           7,225     6,800
    Owner-operator              925     1,150             925     1,150
                            -------   -------         -------   -------
         Total tractors       8,150     7,950           8,150     7,950

Total trailers (at quarter
  end)                       21,355    19,855          21,355    19,855

(1) Net of fuel surcharge revenues.


Three  Months Ended June 30, 2003 Compared to Three Months Ended  June  30,
---------------------------------------------------------------------------
2002
----

      Operating revenues increased 6.4% for the three months ended June 30, 2003, compared to the same period of the prior year, due in part to a 3.2% increase in the average number of tractors in service. Revenue per total mile, excluding fuel surcharges, increased 3.5%, and revenue per total mile, including fuel surcharges, increased 6.0% compared to second quarter 2002. Revenue per total mile, excluding fuel surcharges, increased due to customer rate increases, an improvement in freight selection, and a shorter average length of haul due to growth in the Company's regional and
dedicated  fleets.   Fuel  surcharges,  which  represent  collections  from
customers for the higher cost of fuel, increased from $6.6 million in second quarter 2002 to $14.9 million in second quarter 2003 due to higher average fuel prices (see fuel explanation below). Excluding fuel surcharge revenues, trucking revenues increased 3.7% for the three months ended June 30, 2003, compared to the same period of the prior year. These increases were offset by a 2.9% decrease in miles per truck compared to second quarter 2002.

      Freight demand in the beginning of April was slightly higher than the same period a year ago but returned to about the same level as a year ago for the latter part of April and the month of May. The Company experienced some modest improvement in June that has continued into July. The Company's empty mile percentage increased from 9.31% in second quarter 2002 to 10.52% in second quarter 2003 due primarily to a shorter average length of haul caused by a greater percentage of dedicated and regional shipments, less than stellar freight demand, and the impact of pricing increases on overall freight volume.

      Non-trucking revenues increased by 8.2% for the three months ended June 30, 2003, compared to the same period of the prior year, due to increased volumes with existing customers and new customer projects in the Company's Value Added Services division which provides logistics services to customers.

     Operating expenses, expressed as a percentage of operating revenues, were 91.3% for the three months ended June 30, 2003, compared to 92.0% for the three months ended June 30, 2002. Higher fuel prices increased the Company's operating ratio in second quarter 2003 due to the effect of significantly higher fuel expense and higher fuel surcharge revenues. Other expense items, when expressed as a percentage of total revenue, appear lower in second quarter 2003 versus second quarter 2002 because of the additional fuel surcharge revenue per mile as well as the higher revenue per mile. Owner-operator miles as a percentage of total miles were 12.9% in second quarter 2003 compared to 16.2% in second quarter 2002. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, it has been more difficult to attract and retain owner-operator drivers due to the challenging operating conditions.

     Salaries, wages and benefits decreased from 36.0% to 35.3% of revenues due primarily to the effect of the increase in revenue per mile, including fuel surcharge, offset by the growth in the percentage of company-owned trucks to total trucks from 85% in second quarter 2002 to 89% in second quarter 2003. On a cost per mile basis, salaries, wages and benefits increased slightly from 48.6 cents a mile to 50.6 cents a mile. The market for attracting company drivers tightened during second quarter, and company driver turnover increased. It appears as though the driver market is becoming more challenging, and the Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Effective July 2003, the Company changed its monthly mileage bonus pay program for Van solo drivers, affecting approximately 34% of total drivers. The goal is to increase driver miles per truck by rewarding higher production from Van solo drivers with higher pay. The annual cost of this bonus pay increase, if mile production remains the same as current levels, is approximately $1.5 million per year.

     Fuel increased from 8.9% to 10.3% of revenues due to higher fuel prices. Diesel prices, excluding fuel taxes, averaged 14 cents per gallon, or 19% higher, in second quarter 2003 compared to second quarter 2002. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. These surcharge programs, which automatically adjust weekly through fuel surcharge price brackets, continued to be in effect during second quarter 2003. Average fuel prices declined from the twenty-year high levels of first quarter 2003 by 19 cents per gallon. In this period of declining prices, the Company realized a temporary short-term benefit for the lag effect of collecting surcharge revenues while fuel costs were declining. After considering the amounts collected from customers through fuel surcharge programs, net of reimbursement to owner-operators, there was a $.02 per share positive impact on second quarter 2003 earnings per share compared to second quarter 2002 earnings per share due to this temporary lag effect. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

      Supplies and maintenance decreased from 9.1% to 8.2% of revenues due primarily to the decrease in the cost of maintenance on tractors that were sold or traded as fewer units were sold/traded during second quarter 2003, improved management of maintenance expenses, and a newer company truck fleet.

      Insurance and claims increased from 3.7% to 4.9% of revenues due primarily to the frequency and severity of claims (particularly a few large claims that occurred in the last half of June) and negative loss development on existing claims. The Company is continuing to make progress refining its safety program and has instituted several enhancements developed by its Risk Management Loss Prevention team. The Company has substantial experience for over 10 years managing a majority of its claims as a self-insured carrier.

     The Company's premium rate for liability coverage up to $3.0 million per claim is fixed through August 1, 2004, while coverage levels above $3.0 million per claim were renewed effective August 1, 2003 for a one-year period. For the policy year beginning August 2003, the Company's total premiums for liability insurance increased by approximately $1.3 million. This increase includes premiums for terrorism coverage. For the policy year beginning August 2003, the Company is self-insured for claims in excess of $3.0 million and less than $5.0 million, subject to an annual maximum aggregate of $6.0 million if several claims were to occur in this layer. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims in this layer. Liability claims in excess of $10.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies.

     Rent and purchased transportation decreased from 17.0% to 15.2% of revenues due primarily to the reduction in owner-operator miles as a percentage of total miles and the Company purchasing tractors that were formerly financed through operating leases, offset partially by an increase in brokered freight expense related to the Company's increase in non-trucking revenues. On a per-mile basis, payments to owner-operators increased due to higher reimbursements for fuel to owner-operators resulting from higher fuel prices. The Company and other competitors in the truckload industry have experienced difficulty recruiting and retaining owner-operators because of high fuel prices, increased cost and reduced coverage for truck insurance, and other factors. This has resulted in a reduction of the number of owner-operator tractors from 1,150 as of June 30, 2002, to 925 as of June 30, 2003.

     Other operating expenses decreased from 0.2% to 0.1% of revenues due to a higher average sales price, and gain, per truck sold in second quarter 2003. In second quarter 2003, the Company realized gains of $1.3 million on sales of used equipment, primarily trucks, to third parties through its Fleet Truck Sales retail network compared to gains of $0.1 million in second quarter 2002. The reduction of other operating expenses due to the gains on sales of equipment was offset partially by an increase in the Company's provision for uncollectible accounts receivable.

      Net interest expense and other decreased from 0.2% to (0.1)% of revenues. Interest expense decreased from $0.8 million in second quarter 2002 to $0.3 million in second quarter 2003 due to a reduction in the Company's borrowings. Average debt outstanding in second quarter 2003 was $20.0 million versus $50.0 million in second quarter 2002. During second quarter 2002, the Company recorded its approximate 15% ownership investment in Transplace using the equity method of accounting and accrued its percentage share of Transplace's cumulative losses as other non-operating expense. In second quarter 2002, the Company recorded losses of approximately $0.4 million as its percentage share of estimated Transplace losses. On December 31, 2002, the Company sold a portion of its ownership interest in Transplace, reducing the Company's ownership stake in Transplace from 15% to 5%. Beginning January 1, 2003, the Company began accounting for its investment on the cost method and no longer accrues its percentage share of TPC's earnings or losses.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% for the three-month periods ended June 30, 2003 and 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

     Operating revenues increased by 8.7% for the six months ended June 30, 2003, compared to the same period of the previous year, primarily due to a 4.0% increase in the average number of tractors in service. Revenue per total mile, excluding fuel surcharges, increased 3.2%, and fuel surcharge revenues increased by $24.8 million. These increases were offset by a 2.3% decrease in miles per truck.

     Operating expenses, expressed as a percentage of operating revenues, were 92.9% for the six months ended June 30, 2003, compared to 93.2% for the same period of the previous year. Higher fuel prices increased the Company's operating ratio in the first six months of 2003 due to the effect of significantly higher fuel expense and higher fuel surcharge revenues. Other expense items, when expressed as a percentage of total revenue, appear lower in the first six months of 2003 versus the first six months of 2002 because of the additional fuel surcharge revenue per mile as well as the higher revenue per mile.

     Salaries, wages and benefits decreased from 36.4% to 35.4% of revenues due primarily to the effect of the increase in revenue per mile including fuel surcharge. Fuel increased from 8.5% to 11.6% of revenues due to higher fuel prices. Supplies and maintenance decreased from 9.4% to 8.2% of revenues due to improved management of maintenance expenses for repairs performed at over-the-road facilities, decreased maintenance costs on tractors sold or traded, and a newer company truck fleet. Insurance and claims increased from 3.7% to 5.2% of revenues primarily due to the increased frequency of claims and a higher cost per claim. Rent and purchased transportation decreased from 17.4% to 14.8% due primarily to a reduction in owner-operator miles as a percentage of total miles and the Company purchasing tractors that were formerly financed through operating leases, offset partially by higher fuel reimbursements to owner-operators and increased brokered freight expenses. Other operating expenses decreased from 0.3% to 0.0% of revenues as the Company realized gains of $2.6 million on sales of used trucks to third parties for the six months ended June 30, 2003 compared to losses of $0.1 million in the same 2002 period.

Regulations:

     The Federal Motor Carrier Safety Administration (FMCSA) of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made several changes to the regulations which govern truck drivers' hours of service. For all non-local trucking companies, this is the most significant change to the hours-of-service rules in over 60 years. Previously, drivers were allowed to drive 10 hours after 8 hours off-duty. The new rules will allow drivers to drive 11 hours after 10 hours off-duty. In addition to this, drivers may not drive after 14 consecutive hours on-duty, following 10 hours off-duty as opposed to 15 hours on-duty, following 8 hours off-duty. There have been no changes in the rules that limit a driver to a maximum of 70 hours in eight consecutive days. A new rule will allow a driver who takes at least 34 consecutive hours off-duty to restart his or her on-duty cycle for the 70 hour rule. A driver's 15 hour daily work cycle in the current system is considered cumulative, not consecutive, and does not take into account off-duty time during the 15 hour period. Under the new rules, a driver's 14 hour daily work cycle is considered consecutive, and off-duty time will count against the 14 hour period. Therefore, loading/unloading delays and shipments that require multiple stop deliveries may be affected by the new rules as this may limit drivers' available hours. The new rules become effective on January 4, 2004. The Company is continuing to evaluate the new rules to determine the effect they may have on the Company's operations.

Accounting Standards:

      In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003. As of June 30, 2003, management believes that SFAS No. 149 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. As of June 30, 2003, management believes that SFAS No. 150 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

      In  January  2003,  the  FASB  issued  FASB  Interpretation  No.  46,
Consolidation of Variable Interest Entities. FIN No. 46 addresses consolidation by business enterprises of certain variable interest entities. The provisions of FIN No. 46 are effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. The provisions are effective in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before
February 1, 2003. The Company is currently evaluating FIN No. 46 to determine if there will be any effect on the financial position, results of operations, and cash flows of the Company.

      In May 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. As of June 30, 2003, management believes that Issue No. 00-21 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for second quarter 2003 and prior periods. To date, the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

Item 4.  Controls and Procedures.

       As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  PART II

                             OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 13, 2003 for the purpose of electing three directors for three-year terms and considering a stockholder proposal regarding diversity on the Board of Directors. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. Of the 63,764,800 shares entitled to vote, stockholders representing 60,893,640 shares (95.5%) were present in person or by proxy. The voting tabulation was as follows:

                                  Shares         Shares
                                  Voted          Voted
                                  "FOR"        "ABSTAIN"
                                ----------     ----------
       Clarence L. Werner       50,867,946     10,025,694
       Jeffrey G. Doll          59,688,171      1,205,469
       Patrick J. Jung          60,355,599        538,041


     The stockholders voted against the stockholder proposal regarding diversity on the Board of Directors. The voting tabulation was as follows:

                                  Shares         Shares         Shares
                                  Voted          Voted          Voted
                                  "FOR"        "AGAINST"      "ABSTAIN"
                                ----------     ----------     ---------
       Diversity on the Board
       of Directors             15,436,937     40,465,149     1,302,902

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 3(i)(A) Revised and Amended Articles of Incorporation (Incorporated by reference to Exhibit 3 to Registration Statement on Form S-1, Registration No. 33-5245)
     Exhibit 3(i)(B) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-Q for the quarter ended May 31, 1994)
     Exhibit 3(i)(C) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-K for the year ended December 31, 1998)
     Exhibit 3(ii) Revised and Amended By-Laws (Incorporated by reference to Exhibit 3(ii) to the Company's report on Form 10-K for the year ended December 31, 1994)
     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification
     Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification
     Exhibit 32.1 Section 1350 Certification
     Exhibit 32.2 Section 1350 Certification

(b)   Reports on Form 8-K.


     (i) A report on Form 8-K, filed April 18, 2003, regarding a news release on April 15, 2003, announcing the Company's operating revenues and earnings for the first quarter ended March 31, 2003.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:  August 5, 2003           By:  /s/ John J. Steele
       --------------                ------------------------------
                                     John J. Steele
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Date:  August 5, 2003           By:  /s/ James L. Johnson
       --------------                ------------------------------
                                     James L. Johnson
                                     Vice President, Controller and
                                     Corporate Secretary