Form 10-Q
period 2003-09-30
WERNER ENTERPRISES INC
filed 2003-11-04
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
                                    OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

      As of October 31, 2003, 79,753,525 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


        Consolidated  Statements of Income for the Three Months  Ended
        September 30, 2003 and 2002                                       3

        Consolidated  Statements of Income for the Nine  Months  Ended
        September 30, 2003 and 2002                                       4

        Consolidated Condensed Balance Sheets as of September 30, 2003
        and December 31, 2002                                             5

        Consolidated  Statements of Cash Flows  for  the  Nine  Months
        Ended September 30, 2003 and 2002                                 6

        Notes to Consolidated Financial Statements as of September 30,
        2003                                                              7

Item 2. Management's  Discussion and Analysis of  Financial  Condition
        and Results of Operations                                        10

Item 3. Quantitative and Qualitative Disclosures About Market Risk       16


Item 4. Controls and Procedures                                          16


PART II - OTHER INFORMATION
Items 1, 2, 3, 4, and 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K                                 17


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

      Operating results for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                September 30
-------------------------------------------------------------------------
                                                     2003          2002
-------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                                 $368,034      $336,096
                                                   ----------------------

Operating expenses:
   Salaries, wages and benefits                     131,094       120,303
   Fuel                                              38,119        32,321
   Supplies and maintenance                          32,568        28,798
   Taxes and licenses                                25,806        24,348
   Insurance and claims                              18,446        13,233
   Depreciation                                      33,708        30,632
   Rent and purchased transportation                 52,396        55,285
   Communications and utilities                       4,340         3,610
   Other                                             (1,171)          410
                                                   ----------------------
    Total operating expenses                        335,306       308,940
                                                   ----------------------

Operating income                                     32,728        27,156
                                                   ----------------------

Other expense (income):
   Interest expense                                     279           757
   Interest income                                     (430)         (628)
   Other                                                 47           156
                                                   ----------------------
    Total other expense (income)                       (104)          285
                                                   ----------------------

Income before income taxes                           32,832        26,871

Income taxes                                         12,316        10,076
                                                   ----------------------

Net income                                         $ 20,516      $ 16,795
                                                   ======================

Average common shares outstanding                    80,012        79,656
                                                   ======================

Basic earnings per share                           $    .26      $    .21
                                                   ======================

Diluted shares outstanding                           81,932        81,410
                                                   ======================

Diluted earnings per share                         $    .25      $    .21
                                                   ======================

Dividends declared per share                       $   .025      $   .016
                                                   ======================


                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Nine Months Ended
(In thousands, except per share amounts)                September 30
-------------------------------------------------------------------------
                                                     2003          2002
-------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                               $1,077,532      $989,076
                                                 ------------------------

Operating expenses:
   Salaries, wages and benefits                     382,042       358,222
   Fuel                                             120,252        87,783
   Supplies and maintenance                          91,036        89,966
   Taxes and licenses                                77,362        72,953
   Insurance and claims                              55,468        37,632
   Depreciation                                      99,410        89,355
   Rent and purchased transportation                157,439       168,552
   Communications and utilities                      12,315        10,971
   Other                                             (1,079)        2,063
                                                 ------------------------
    Total operating expenses                        994,245       917,497
                                                 ------------------------

Operating income                                     83,287        71,579
                                                 ------------------------

Other expense (income):
   Interest expense                                     867         2,316
   Interest income                                   (1,212)       (1,904)
   Other                                                 84           787
                                                 ------------------------
    Total other expense (income)                       (261)        1,199
                                                 ------------------------

Income before income taxes                           83,548        70,380

Income taxes                                         31,334        26,392
                                                 ------------------------

Net income                                       $   52,214      $ 43,988
                                                 ========================

Average common shares outstanding                    79,849        79,720
                                                 ========================

Basic earnings per share                         $      .65      $    .55
                                                 ========================

Diluted shares outstanding                           81,703        81,511
                                                 ========================

Diluted earnings per share                       $      .64      $    .54
                                                 ========================

Dividends declared per share                     $     .065      $   .048
                                                 ========================


                          WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)              September 30  December 31
---------------------------------------------------------------------------
                                                      2003          2002
---------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                        $  125,824   $   29,885
   Accounts receivable, trade, less allowance of
     $5,754 and $4,459, respectively                   150,129      131,889
   Other receivables                                    14,725       10,335
   Inventories and supplies                              9,147        9,777
   Prepaid taxes, licenses and permits                   3,798       13,535
   Income taxes receivable                                   -        9,811
   Other current assets                                 21,684       14,317
                                                    -----------------------
     Total current assets                              325,307      219,549
                                                    -----------------------
Property and equipment                               1,225,607    1,212,488
Less - accumulated depreciation                        433,527      380,221
                                                    -----------------------
     Property and equipment, net                       792,080      832,267
                                                    -----------------------
Other non-current assets                                11,425       11,062
                                                    -----------------------
                                                    $1,128,812   $1,062,878
                                                    =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $   37,906   $   50,546
   Current portion of long-term debt                    20,000       20,000
   Insurance and claims accruals                        58,216       47,358
   Accrued payroll                                      24,189       18,374
   Current deferred income taxes                        17,710       17,710
   Other current liabilities                            13,766       11,885
                                                    -----------------------
     Total current liabilities                         171,787      165,873
                                                    -----------------------
Insurance and claims accruals, net of current
  portion                                               63,301       47,801
Deferred income taxes                                  199,391      201,561
Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares issued;
     79,951,650 and 79,726,180 shares
     outstanding, respectively                             805          805
   Paid-in capital                                     108,970      107,366
   Retained earnings                                   594,491      547,467
   Accumulated other comprehensive loss                   (540)        (216)
   Treasury stock, at cost; 581,886 and 807,356
     shares, respectively                               (9,393)      (7,779)
                                                    -----------------------
     Total stockholders' equity                        694,333      647,643
                                                    -----------------------
                                                    $1,128,812   $1,062,878
                                                    =======================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
(In thousands)                                          September 30
---------------------------------------------------------------------------
                                                     2003          2002
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                      $ 52,214      $ 43,988
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    99,410        89,355
     Deferred income taxes                           (2,170)       11,261
     Gain on disposal of property and equipment      (4,958)         (567)
     Equity in loss of unconsolidated affiliate           -           763
     Tax benefit from exercise of stock options       2,678         1,032
     Other long-term assets                            (299)          580
     Insurance claims accruals, net of current
       portion                                       15,500         7,000
     Changes in certain working capital items:
       Accounts receivable, net                     (18,240)       (5,371)
       Other current assets                           8,421         1,184
       Accounts payable                             (12,640)       13,345
       Other current liabilities                     17,831        15,222
                                                   ----------------------
    Net cash provided by operating activities       157,747       177,792
                                                   ----------------------
Cash flows from investing activities:
   Additions to property and equipment              (94,261)     (201,972)
   Retirements of property and equipment             38,608        48,473
   Decrease (increase) in notes receivable            1,324        (1,892)
                                                   ----------------------
    Net cash used in investing activities           (54,329)     (155,391)
                                                   ----------------------
Cash flows from financing activities:
   Dividends on common stock                         (4,467)       (3,746)
   Payment of stock split fractional shares              (9)          (12)
   Repurchases of common stock                       (8,518)       (3,766)
   Stock options exercised                            5,839         2,496
                                                   ----------------------
    Net cash used in financing activities            (7,155)       (5,028)
                                                   ----------------------

Effect of exchange rate fluctuations on cash           (324)            -
Net increase in cash and cash equivalents            95,939        17,373
Cash and cash equivalents, beginning of period       29,885        74,366
                                                   ----------------------
Cash and cash equivalents, end of period           $125,824      $ 91,739
                                                   ======================
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
   Interest                                        $    867      $  2,043
   Income taxes                                    $ 20,732      $ 10,483
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                     $  1,388      $  1,197
   Notes receivable cancelled upon turn in of
     revenue equipment                             $      -      $   (910)


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was ($376) and ($20) (in thousands) for the three-month periods and ($324) and ($58) (in thousands) for the nine-month periods ended September 30, 2003 and 2002, respectively.

(2)  Long-Term Debt

     As of September 30, 2003, the Company has two credit facilities with banks totaling $75 million which expire May 16, 2005 and October 22, 2005 and bear variable interest based on the London Interbank Offered Rate (LIBOR), on which no borrowings were outstanding. As of September 30, 2003, the credit available pursuant to these bank credit facilities is reduced by $24.1 million in letters of credit the Company maintains. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable (EBITDAR) as defined in the credit facility. The Company was in compliance with these covenants at September 30, 2003.

(3)  Commitments

     As of September 30, 2003, the Company has commitments for net capital expenditures of approximately $58 million.

(4)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below. Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.

                             (in thousands, except per share amounts)
                            Three Months Ended       Nine Months Ended
                               September 30             September 30
                           --------------------     --------------------
                              2003      2002           2003      2002
                           --------------------     --------------------
Net income                 $  20,516  $  16,795     $  52,214  $  43,988
                           ====================     ====================

Average common shares
  outstanding                 80,012     79,656        79,849     79,720
Common stock equivalents       1,920      1,754         1,854      1,791
                           --------------------     --------------------
Diluted shares outstanding    81,932     81,410        81,703     81,511
                           ====================     ====================
Basic earnings per share   $     .26  $     .21     $     .65  $     .55
                           ====================     ====================
Diluted earnings per
  share                    $     .25  $     .21     $     .64  $     .54
                           ====================     ====================


     There were no options to purchase shares of common stock which were outstanding during the periods indicated above, but excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares.

(5)  Stock Based Compensation

     At September 30, 2003, the Company has a nonqualified stock option plan. The Company did not grant any stock options during the three-month or nine-month periods ended September 30, 2003 and 2002. The Company applies the intrinsic value based method of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based
Compensation:


                             (in thousands, except per share amounts)
                            Three Months Ended      Nine Months Ended
                               September 30            September 30
                           --------------------     --------------------
                              2003      2002           2003      2002
                           --------------------     --------------------
Net income, as reported    $  20,516  $  16,795     $  52,214  $  43,988
Less: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net of
  related tax effects            629        865         1,887      2,592
                           --------------------     --------------------
Net income, pro forma      $  19,887  $  15,930     $  50,327  $  41,396
                           ====================     ====================

Earnings per share:
  Basic - as reported      $     .26  $     .21     $     .65  $     .55
                           ====================     ====================
  Basic - pro forma        $     .25  $     .20     $     .63  $     .52
                           ====================     ====================
  Diluted - as reported    $     .25  $     .21     $     .64  $     .54
                           ====================     ====================
  Diluted - pro forma      $     .24  $     .20     $     .62  $     .51
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

     The following tables summarize the Company's segment information (in thousands of dollars):


                                              Revenues
                                              --------
                            Three Months Ended        Nine Months Ended
                               September 30             September 30
                           --------------------      --------------------
                              2003       2002           2003       2002
                           --------------------      --------------------
Truckload Transportation
  Services                  $340,679   $310,304      $1,002,112  $917,768
Other                         27,355     25,792          75,420    71,308
                           --------------------      --------------------
Total                       $368,034   $336,096      $1,077,532  $989,076
                           ====================      ====================

                                          Operating Income
                                          ----------------
                            Three Months Ended        Nine Months Ended
                               September 30             September 30
                           --------------------      --------------------
                              2003       2002          2003       2002
                           --------------------      --------------------
Truckload Transportation
  Services                   $32,865    $26,847         $82,901   $70,446
Other                           (137)       309             386     1,133
                           --------------------      --------------------
Total                        $32,728    $27,156         $83,287   $71,579
                           ====================      ====================


(7)  Common Stock Split

      On September 2, 2003, the Company announced that its Board of Directors declared a five-for-four split of the Company's common stock effected in the form of a 25 percent stock dividend. The stock dividend was distributed on September 30, 2003, to stockholders of record at the close of business on September 16, 2003. No fractional shares of common stock were issued in connection with the stock split. Stockholders entitled to fractional shares received a proportional cash payment based on the closing price of a share of common stock on September 16, 2003.

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

Financial Condition:

     During the nine months ended September 30, 2003, the Company generated cash flow from operations of $157.7 million, an 11.3% decrease ($20.0 million) in cash flow compared to the same nine-month period a year ago. This decrease was primarily due to a $9.2 million increase in the accounts payable for revenue equipment from December 2001 to September 2002 compared to a $17.2 million decrease in the accounts payable for revenue equipment from December 2002 to September 2003. These changes were the result of the Company pre-buying tractors beginning in third quarter 2002 (as explained in the next paragraph) which were paid by the end of first quarter 2003 and purchasing fewer tractors during 2003 as a result of the pre-buy. These changes in the accounts payable for revenue equipment resulted in a decrease in cash flow from operations between periods of $26.4 million. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $55.7 million, repurchase common stock of $8.5 million, and pay common stock dividends of $4.5 million.
Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). In 2002, the Company purchased a significant amount of new trucks with engines manufactured prior to October 2002, in addition to the normal number of new trucks required for the Company's three-year replacement cycle. This pre-buy enabled the Company to delay the impact of using trucks with new engines in its fleet by approximately one year and provided for additional testing time. The pre-buy trucks have been gradually placed in service over the past year, with the last group of these trucks being placed into service during the current quarter. The average age of the Company's truck fleet at September 30, 2003 is 1.6
years.   The  Company took delivery of approximately 325  model  year  2004 trucks  with  the  new  engines in third quarter 2003  and  plans  to  take delivery of approximately 500 new trucks in fourth quarter 2003. The Company intends to fund the new truck purchases through existing cash on hand and cash flow from operations.

      The Company's debt to equity ratio at September 30, 2003 was 2.9%, compared with 3.1% at December 31, 2002. The Company's only debt of $20.0 million matures in December 2003 and is expected to be paid in full at that time. The Company's debt to total capitalization ratio (total capitalization equals total debt plus total stockholders' equity) was 2.8% at September 30, 2003 compared with 3.0% at December 31, 2002. As of September 30, 2003, the Company has no equipment operating leases, and, therefore has no off-balance sheet equipment debt. The Company maintains $24.1 million in letters of credit as of September 30, 2003. These letters of credit are primarily required as security for insurance policies. As of September 30, 2003, the Company has $75 million of credit pursuant to credit facilities, on which no borrowings were outstanding. The credit available under these facilities is reduced by the $24.1 million in letters of credit.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.


                                 Three Months Ended     Nine Months Ended
                                    September 30           September 30
                                  2003        2002       2003        2002
                                 -----------------------------------------
Operating revenues               100.0%      100.0%     100.0%      100.0%
                                 -----------------------------------------
Operating expenses:
     Salaries, wages and
       benefits                   35.6        35.8       35.5        36.2
     Fuel                         10.4         9.6       11.2         8.9
     Supplies and maintenance      8.8         8.6        8.4         9.1
     Taxes and licenses            7.0         7.3        7.2         7.4
     Insurance and claims          5.0         3.9        5.2         3.8
     Depreciation                  9.2         9.1        9.2         9.0
     Rent and purchased
       transportation             14.2        16.4       14.6        17.1
     Communications and
       utilities                   1.2         1.1         1.1        1.1
     Other                        (0.3)        0.1        (0.1)       0.2
                                 -----------------------------------------
          Total operating
            expenses              91.1        91.9        92.3       92.8
                                 -----------------------------------------
Operating income                   8.9         8.1         7.7        7.2
Net interest expense and other     0.0         0.1         0.0        0.1
                                 -----------------------------------------
Income before income taxes         8.9         8.0         7.7        7.1
Income taxes                       3.3         3.0         2.9        2.7
                                 -----------------------------------------
Net income                         5.6%        5.0%        4.8%       4.4%
                                 =========================================


     The following table sets forth certain data regarding the freight revenues and operations of the Company.


                             Three Months Ended            Nine Months Ended
                                September 30       %          September 30        %
                                2003     2002    Change       2003     2002    Change
                            ---------------------------------------------------------
Trucking revenue, net of
  fuel surcharge              $327,071  $302,087   8.3%    $955,004  $900,841   6.0%
Trucking fuel surcharge
  revenue                       13,608     8,217  65.6%      47,108    16,927 178.3%
Other non-trucking revenue      27,355    25,792   6.1%      75,420    71,308   5.8%
                              --------  --------         ----------  --------
    Operating revenue         $368,034  $336,096   9.5%  $1,077,532  $989,076   8.9%
                              ========  ========         ==========  ========

Average monthly miles per
  tractor                       10,288    10,283   0.0%      10,148    10,308  (1.6%)
Average revenues per total
  mile (1)                      $1.281    $1.242   3.1%      $1.267    $1.227   3.3%
Average revenues per loaded
  mile (1)                      $1.436    $1.372   4.7%      $1.418    $1.357   4.5%
Average percentage of empty
  miles                          10.82%     9.52% 13.7%       10.65%     9.60% 10.9%
Average tractors in service      8,275     7,885   4.9%       8,257     7,914   4.3%
Average revenues per truck
  per week (1)                  $3,041    $2,947   3.2%      $2,966    $2,919   1.6%
Total tractors (at quarter
  end)
    Company                      7,400     6,900              7,400     6,900
    Owner-operator                 925     1,050                925     1,050
                              --------  --------          ---------  --------
         Total tractors          8,325     7,950              8,325     7,950

Total trailers (at quarter
  end)                          22,110    20,200             22,110    20,200

(1) Net of fuel surcharge revenues.


Three  Months  Ended  September 30, 2003 Compared  to  Three  Months  Ended
---------------------------------------------------------------------------
September 30, 2002
------------------

     Operating revenues increased 9.5% for the three months ended September 30, 2003, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues increased 8.3% due in part to a 4.9% increase in the average number of tractors in service and a 3.1% increase in revenue per total mile, excluding fuel surcharges. Revenue per total mile, excluding fuel surcharges, increased due to customer rate increases, an improvement in freight selection, and a shorter average length of haul due to growth in the Company's regional and dedicated fleets. Fuel surcharges, which represent collections from customers for the higher cost of fuel, increased from $8.2 million in third quarter 2002 to $13.6 million in third quarter 2003 due to higher average fuel prices (see fuel explanation below).

      Freight demand was a little better in third quarter 2003 compared to third quarter 2002. The Company experienced a slight improvement in the freight of its diversified group of retail and consumer products customers, while manufacturing and industrial freight was flat. Average total miles per truck for the third quarter 2003 did not change significantly from third quarter 2002.

      Non-trucking revenues increased by 6.1% for the three months ended September 30, 2003, compared to the same period of the prior year, due to new customer projects in the Company's Value Added Services division which provides logistics services to customers.

     Operating expenses, expressed as a percentage of operating revenues, were 91.1% for the three months ended September 30, 2003, compared to 91.9% for the three months ended September 30, 2002. Other expense items, when expressed as a percentage of total revenues, appear lower in third quarter 2003 versus third quarter 2002 because of the additional fuel surcharge revenue per mile as well as the higher revenue per mile. Owner-operator miles as a percentage of total miles were 12.2% in third quarter 2003 compared to 14.7% in third quarter 2002. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, it has been more difficult to attract and retain owner-operator drivers due to the challenging operating conditions.

     Salaries, wages and benefits decreased from 35.8% to 35.6% of revenues due primarily to the effect of the increase in revenue per mile, including fuel surcharge, offset by the growth in the percentage of company-owned trucks to total trucks from 86.8% in third quarter 2002 to 88.9% in third quarter 2003. On a cost per total mile basis, salaries, wages and benefits increased from 49.5 cents a mile to 51.3 cents a mile. During the quarter the Company made progress by lowering driver turnover in a difficult driver recruiting and retention market. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Effective July 2003, the Company changed its monthly mileage bonus pay program for Van solo drivers, affecting approximately 34% of total drivers. The goal is to increase driver miles per truck by rewarding higher production from Van solo drivers with higher pay. The monthly mileage bonus pay increased from $1.0 million in third quarter 2002 to $1.2 million in third quarter 2003.

     Fuel increased from 9.6% to 10.4% of revenues due to higher fuel prices. Average fuel prices in third quarter 2003 were 7 cents a gallon, or 9%, higher than third quarter 2002 and about the same as second quarter 2003. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. These surcharge programs, which automatically adjust weekly through fuel surcharge price brackets, continued to be in effect during third quarter 2003. After considering the amounts collected from customers through fuel surcharge programs, net of reimbursement to owner-operators, there was a $.01 per share positive impact on third quarter 2003 earnings per share compared to third quarter 2002 earnings per share. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Insurance and claims increased from 3.9% to 5.0% of revenues due to an increase in the severity of claims, increased retention levels for claims, and higher premiums for catastrophic liability coverage.

     The Company's premium rate for liability coverage up to $3.0 million per claim is fixed through August 1, 2004, while coverage levels above $3.0 million per claim were renewed effective August 1, 2003 for a one- year period. For the policy year beginning August 2003, the Company's total premiums for liability insurance increased by approximately $1.3 million. This increase includes premiums for terrorism coverage. For the policy year beginning August 2003, the Company is self-insured for claims in excess of $3.0 million and less than $5.0 million, subject to an annual maximum aggregate of $6.0 million if several claims were to occur in this layer. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims in this layer. Liability claims in excess of $10.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies.

     Rent and purchased transportation decreased from 16.4% to 14.2% of revenues due primarily to the reduction in owner-operator miles as a percentage of total miles and the Company purchasing tractors that were financed through operating leases in the prior year. On a per-mile basis, payments to owner-operators increased due to higher reimbursements for fuel to owner-operators resulting from higher fuel prices. The Company and other competitors in the truckload industry have experienced difficulty recruiting and retaining owner-operators because of high fuel prices, increased cost and reduced coverage for truck insurance, and other factors. This has resulted in a reduction of the number of owner-operator tractors from 1,050 as of September 30, 2002, to 925 as of September 30, 2003.

     Other operating expenses decreased from 0.1% to (0.3)% of revenues due to higher gains on sale of equipment, primarily trucks, in third quarter 2003. In third quarter 2003, the Company realized gains of $2.3 million on sales of used equipment to third parties through its Fleet Truck Sales retail network compared to gains of $0.6 million in third quarter 2002. The gains increased due to a higher average sales price, and gain, per truck in third quarter 2003.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% for the three-month periods ended September 30, 2003 and 2002.

Nine  Months  Ended  September  30, 2003  Compared  to  Nine  Months  Ended
---------------------------------------------------------------------------
September 30, 2002
------------------

     Operating  revenues  increased  by 8.9%  for  the  nine  months  ended
September 30, 2003, compared to the same period of the previous year, primarily due to a 4.3% increase in the average number of tractors in service, a 3.3% increase in revenue per total mile, excluding fuel surcharges, and a $30.2 million increase in fuel surcharge revenues. These increases were offset by a 1.6% decrease in miles per truck.

     Operating expenses, expressed as a percentage of operating revenues, were 92.3% for the nine months ended September 30, 2003, compared to 92.8% for the same period of the previous year. Higher fuel prices increased the Company's operating ratio in the first nine months of 2003 due to the effect of significantly higher fuel expense and higher fuel surcharge revenues. Other expense items, when expressed as a percentage of total revenue, appear lower in the first nine months of 2003 versus the first nine months of 2002 because of the additional fuel surcharge revenue per mile as well as the higher revenue per mile.

     Salaries, wages and benefits decreased from 36.2% to 35.5% of revenues due primarily to the effect of the increase in revenue per mile including fuel surcharge. Fuel increased from 8.9% to 11.2% of revenues due to higher fuel prices. Supplies and maintenance decreased from 9.1% to 8.4% of revenues due to improved management of maintenance expenses for repairs performed at over-the-road facilities, decreased maintenance costs on tractors sold or traded, and a newer company truck fleet. Insurance and claims increased from 3.8% to 5.2% of revenues primarily due to the increased frequency of claims and a higher cost per claim. Rent and purchased transportation decreased from 17.1% to 14.6% due primarily to a reduction in owner-operator miles as a percentage of total miles and the Company purchasing tractors that were formerly financed through operating leases, offset partially by higher fuel reimbursements to owner-operators and increased brokered freight expenses. Other operating expenses decreased from 0.2% to (0.1)% of revenues as the Company realized gains of $5.0 million on sales of used trucks to third parties for the nine months ended September 30, 2003 compared to gains of $0.6 million in the same 2002 period. The reduction of other operating expenses due to the gains on sales of equipment was partially offset by an increase in the Company's provision for uncollectible accounts receivable.

Regulations:

     Effective January 4, 2004, the federal regulations that govern driver hours of service are changing. These are clearly the most significant changes to the hours of service regulations in over 60 years.

     There are several hours of service changes that may have a positive or negative effect on driver hours (and miles) once the new rules are
implemented.   The new rules will allow drivers to drive  up  to  11  hours instead of the current 10 hours, subject to the new 14-hour on-duty maximum described below. The rules will require a driver's off-duty period to be 10 hours, compared to 8 hours currently. In general, drivers may not drive beyond 14 hours in a 24-hour period, compared to 15 hours in a 24-hour period currently. During the new 14-hour consecutive on-duty period, the only way to extend the on-duty period is by the use of a sleeper berth period of at least two hours that is later coupled with a second sleeper berth break to equal 10 hours. Under existing rules, during the 15-hour on-duty period, drivers are allowed to take multiple breaks of varying lengths of time, which can be either off-duty time or sleeper berth time, that do not count against the 15-hour period. There is no change to the rule that limits drivers to a maximum of 70 on-duty hours in 8 consecutive days. However, under the new rules, drivers can "restart" their 8-day clock at zero hours by taking at least 34 consecutive hours off duty.

      While the Company believes the 11-hour and the 34-hour restart rules may have a slight positive effect on driving hours, management believes the 15-hour to 14-hour rule change could have a more significant negative impact on driving hours for the truckload industry. The existing 15-hour rule works like a stopwatch and allows drivers to stop and start their on-duty time as they choose. The new 14-hour rule is like a running clock. Once the driver goes on-duty and the clock starts, the driver is limited to one timeout, or else the clock keeps running. As a result of this change, issues that cause driver delays such as multiple stop shipments, unloading/loading delays, and equipment maintenance could result in a reduction in driver miles. Most truckload carriers pay drivers by the mile, so a reduction in driver miles would result in a reduction in driver pay. Since the annual driver turnover rate in the truckload industry exceeds 100% per year, the competitive market would likely require carriers to raise the rate of pay per mile to drivers if miles decline.

     Werner Enterprises is currently testing a sample of its drivers using the new hours of service rules that can be tested at this time (i.e., increasing off-duty time from 8 hours to 10 hours and implementing the 14-hour consecutive rule). While the Company is unable to predict the ultimate impact of the new hours of service rules because it cannot yet test the positive aspects of the new rules (i.e., 11 hours driving time vs. 10, and the 34 hour restart), management expects that the Company's Paperless Log System and its proactive management of driver hours will help the Company minimize any negative impact of the new rules, as compared to other truckload carriers. However, the Company expects the initial impact of the new rules will reduce its average miles per truck. As time goes on and the Company and its drivers gain more experience with the new rules, the Company expects to gradually reduce the expected decline in average miles per truck.

Accounting Standards:

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003. Management has determined that adoption of this statement as of July 1, 2003 did not have any effect on the financial position, results of operations and cash flows of the Company during the third quarter 2003 and expects no significant effect on future periods.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. Management has determined that adoption of this statement as of June 1, 2003 did not have any effect on the financial position, results of operations and cash flows of the Company during the third quarter 2003 and expects no significant effect on future periods.

      In May 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. Management has determined that adoption of this statement as of June 16, 2003 did not have any effect on the financial position, results of operations and cash flows of the Company during the third quarter 2003 and expects no significant effect on future periods.

      In  January 2003, the FASB issued FASB Interpretation (FIN)  No.  46,
Consolidation  of  Variable  Interest  Entities.   FIN  No.  46   addresses
consolidation   by  business  enterprises  of  certain  variable   interest
entities.   The  provisions  of FIN No. 46 are  effective  immediately  for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. On October 10, 2003 the FASB issued FASB Staff Position (FSP) FIN 46-6, which extends the effective date to the first fiscal year or interim period beginning after December 15, 2003, for variable interest entities in which a public entity holds a variable interest that it acquired before February 1, 2003. As of September 30, 2003, management believes that FIN No. 46 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for third quarter 2003 and prior periods. To date, the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

Item 4.  Controls and Procedures.

       As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b)  Reports on Form 8-K.


     (i) A report on Form 8-K, filed July 17, 2003, regarding a news release on July 16, 2003, announcing the Company's operating revenues and earnings for the second quarter ended June 30, 2003.
     (ii) A report on Form 8-K, filed July 24, 2003, regarding a news release on July 23, 2003, announcing the resignation of Curt Werner, an Officer and Vice-Chairman of the Company.
     (iii) A report on Form 8-K, filed September 2, 2003, regarding a news release on September 2, 2003, announcing a five-for-four split of the Company's common stock effected in the form of a 25% stock dividend and a quarterly cash dividend.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:  November 4, 2003         By:  /s/ John J. Steele
       ----------------              ------------------------------
                                     John J. Steele
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Date:  November 4, 2003         By:  /s/ James L. Johnson
       ----------------              ------------------------------
                                     James L. Johnson
                                     Vice President, Controller and
                                     Corporate Secretary