Form 10-K
period 2003-12-31
WERNER ENTERPRISES INC
filed 2004-03-01
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from ___________ to __________

                    Commission File Number 0-14690

                       WERNER ENTERPRISES, INC.
        (Exact name of registrant as specified in its charter)

NEBRASKA                                              47-0648386
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)               identification no.)


14507 FRONTIER ROAD                                   68145-0308
POST OFFICE BOX 45308                                 (Zip code)
OMAHA, NEBRASKA
(Address of principal executive offices)


  Registrant's telephone number, including area code: (402) 895-6640

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

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES X NO
                                            ---    ---

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are "affiliates" of the Registrant) as of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $826 million (based on the closing sale price of the Registrant's Common Stock on that date as reported by Nasdaq).

As of February 29, 2004, 79,544,652 shares of the registrant's common stock were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 11, 2004, are incorporated in Part III of this report.

                      TABLE OF CONTENTS


                                                                  Page
                                                                  ----
                           PART I

     Item 1.  Business                                              1
     Item 2.  Properties                                            6
     Item 3.  Legal Proceedings                                     6
     Item 4.  Submission of Matters to a Vote of Security Holders   7

                           PART II

     Item 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                 8
     Item 6.  Selected Financial Data                               9
     Item 7.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition                  9
     Item 7A. Quantitative and Qualitative Disclosures about
                Market Risk                                        19
     Item 8.  Financial Statements and Supplementary Data          21
     Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                37
     Item 9A. Controls and Procedures                              37

                          PART III

     Item 10. Directors and Executive Officers of the Registrant   38
     Item 11. Executive Compensation                               38
     Item 12. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters         38
     Item 13. Certain Relationships and Related Transactions       39
     Item 14. Principal Accounting Fees and Services               39

                           PART IV

     Item 15. Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                        39

                             PART I

ITEM 1.   BUSINESS

General

     Werner Enterprises, Inc. ("Werner" or the "Company") is a transportation company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce as well as providing logistics services. Werner is one of the five largest truckload carriers in the United States and maintains its headquarters in Omaha, Nebraska, near the geographic center of its service area. Werner was founded in 1956 by Chairman and Chief Executive Officer, Clarence L. Werner, who started the business with one truck at the age of 19. Werner completed its initial public offering in April 1986 with a fleet of 630 trucks. Werner ended 2003 with a fleet of 8,350 trucks.

     The Company operates throughout the 48 contiguous states pursuant to operating authority, both common and contract, granted by the United States Department of Transportation (DOT) and pursuant to intrastate authority granted by various states. The Company also has authority to operate in the ten provinces of Canada and provides through trailer service in and out of Mexico. The principal types of freight transported by the Company include retail store merchandise, consumer products, manufactured products, and grocery products. The Company's emphasis is to transport consumer nondurable products that ship more consistently throughout the year. The Company has one reportable segment - Truckload Transportation Services. Financial information regarding this segment can be found in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Marketing and Operations

     Werner's business philosophy is to provide superior on-time service to its customers at a competitive cost. To accomplish this, Werner operates premium, modern tractors and trailers. This equipment has a lower frequency of breakdowns and helps attract and retain qualified drivers. Werner has continually developed technology to improve service to customers and improve retention of drivers. Werner focuses on shippers that value the broad geographic coverage, equipment capacity, technology, customized services, and flexibility available from a large, financially-stable carrier. These shippers are generally less sensitive to rate levels, preferring to have their freight handled by a few core carriers with whom they can establish service-based, long-term relationships.

     Werner  operates  in the truckload segment of  the  trucking industry. Within the truckload segment, Werner provides specialized services to customers based on their trailer needs (van, flatbed, temperature-controlled), geographic area (medium to long haul throughout the 48 contiguous states, Mexico, and Canada; regional), or conversion of their private fleet to Werner (dedicated). During the latter part of 2003 and continuing into 2004, the Company expanded its brokerage and intermodal service offerings by adding senior management and developing new computer systems. Trucking revenues accounted for 92% of total revenues, and non-trucking revenues, primarily brokerage revenues, accounted for 8% of total revenues in 2003. Werner's Value Added Services division manages the transportation and logistics requirements for individual customers. This includes truck brokerage, transportation routing, transportation mode selection, intermodal, transloading, and other services. Value Added Services is a non-asset-based business that is highly dependent on information systems and qualified employees. Compared to trucking operations which require a significant capital equipment investment, its operating margins are generally lower and returns on assets are generally higher. The growth in brokerage and intermodal is expected to increase the Company's non-trucking revenues in 2004.

     Werner has a diversified freight base and is not dependent on a small group of customers or a specific industry for a majority of its freight. During 2003, the Company's largest 5, 10, 25, and 50 customers comprised 24%, 34%, 51%, and 64% of the Company's revenues, respectively. The Company's largest customer, Dollar General, accounted for 9% of the Company's revenues in 2003. No other customer exceeded 5% of revenues in

2003.   By industry group, the Company's top 50 customers consist
of  48%  retail and consumer products, 22% grocery products,  23%
manufacturing/industrial, and 7% logistics and  other.   Many  of
our customer contracts are cancelable on 30 days notice.

     Virtually all of Werner's company and owner-operator tractors are equipped with satellite communications devices manufactured by Qualcomm that enable the Company and drivers to conduct two-way communication using standardized and freeform messages. This satellite technology, installed in all trucks beginning in 1992, also enables the Company to plan and monitor the progress of shipments. The Company obtains specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, Werner has developed advanced application systems to improve customer service and driver service. Examples of such application systems include (1) the Company's proprietary Paperless Log System to electronically preplan the assignment of shipments to drivers based on real-time available driving hours and to automatically keep track of truck movement and drivers' hours of service, (2) software which preplans shipments that can be swapped by drivers enroute to meet driver home time needs, without compromising on-time delivery schedules, (3) automated "possible late load" tracking which informs the operations department of trucks that may be operating behind schedule, thereby allowing the Company to take preventive measures to avoid a late delivery, and (4) automated engine diagnostics to continually monitor mechanical fault tolerances. In June 1998, Werner became the first, and only, trucking company in the United States to receive authorization from the DOT, under a continuing pilot program to use a paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities. The DOT published its proposal to grant an exemption to Werner on December 11, 2003. The public comment period ended on January 12, 2004.

     The Federal Motor Carrier Safety Administration (FMCSA) of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made several changes to the regulations which govern truck drivers' hours of service (HOS). For all non-local trucking companies, this was the most significant change to the hours-of-service rules in over 60 years. Previously, drivers were allowed to drive 10 hours after 8 hours off-duty. The new rules allow drivers to drive 11 hours after 10 hours off-duty. In addition to this, drivers may not drive after 14 consecutive hours on-duty, following 10 hours off-duty as opposed to 15 hours on-duty, following 8 hours off-duty. There have been no changes in the rules that limit a driver to a maximum of 70 hours in eight consecutive days. A new rule allows a driver who takes at least 34 consecutive hours off duty to restart his or her on-duty cycle for the 70 hour rule. A driver's 15 hour daily work cycle in the old system is considered cumulative, not consecutive, and does not take into account off-duty time during the 15 hour period. Under the new rules, a driver's 14 hour daily work cycle is considered consecutive, and off-duty time counts against the 14 hour period. Therefore, loading/unloading delays, shipments that require multiple stop deliveries, and other non-driving activities may limit drivers' available hours. On January 4, 2004, the new federal regulations that govern driver HOS became effective. Beginning October 2003, Werner Enterprises started testing the HOS with its drivers using its proprietary Paperless Log System software, modified for the new HOS rules. This testing, combined with a comprehensive driver-training program, helped to prepare the Company for the HOS changes. Measuring the overall impact of the HOS changes is preliminary at this time since the new regulations have been effective for only eight weeks. The Company's initial data suggests that the average miles per truck for the first eight weeks of 2004 compared to the same eight weeks a year ago may be slightly lower due to the HOS changes. A stronger freight market in the 2004 period compared to the 2003 period is helping to minimize the negative impact on miles per truck. The Company believes it is minimizing the impact on miles per truck through proactive planning using its Paperless Log System and by working closely with customers to reduce delay time. However, the Company is unable to predict the ultimate impact of the new hours of service rules. These changes could have an adverse effect on the operations and profitability of the Company. Effective January 2004, the Company increased its accessorial charges to customers for multiple stop shipments and its rates for equipment detention. Werner also raised its driver stop pay and is implementing pay changes to drivers for delay time due to equipment detention.

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

Employees and Owner-Operator Drivers

     As of December 31, 2003, the Company employed 10,003 drivers, 714 mechanics and maintenance personnel, 1,406 office personnel for the trucking operation, and 246 personnel for the non-trucking operations. The Company also had 920 contracts with independent contractors (owner-operators) for services that provide both a tractor and a qualified driver or drivers. None of the Company's U.S. or Canadian employees are represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

     The Company recognizes that its professional driver workforce is one of its most valuable assets. Most of Werner's drivers are compensated based upon miles driven. For company-employed drivers, the rate per mile increases with the drivers' length of service. Additional compensation may be earned through a fuel efficiency bonus, a mileage bonus, an annual achievement bonus, and for extra work associated with their job (loading and unloading, extra stops, and shorter mileage trips, for example).

     At times, there are shortages of drivers in the trucking industry. In prior years, the number of qualified drivers in the industry was reduced because of the elimination of federal funding for driving schools, changes in the demographic composition of the workforce, and individual drivers' desire to be home more often. The market for recruiting drivers became more difficult in fourth quarter 2003. In recent months, the market for recruiting qualified drivers tightened. However, the Company continues to have success recruiting drivers from driver training schools. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     The Company also recognizes that carefully selected owner-operators complement its company-employed drivers. Owner-operators are independent contractors that supply their own tractor and driver and are responsible for their operating expenses. Because owner-operators provide their own tractors, less financial capital is required from the Company for growth. Also, owner-operators provide the Company with another source of drivers to support its growth. The Company intends to continue its emphasis on recruiting owner-operators, as well as company drivers. However, it continued to be difficult for the Company and the industry to recruit and retain owner-operators over the past few years due to several factors including high fuel prices, tightening of equipment financing standards, and declining values for older used trucks.

Revenue Equipment

     As of December 31, 2003, Werner operated 7,430 company tractors and had contracts for 920 tractors owned by owner-operators. A majority of the company tractors are manufactured by Freightliner, a subsidiary of DaimlerChrysler. Most of the remaining company tractors are manufactured by either Peterbilt or Kenworth, divisions of PACCAR. This standardization of the company tractor fleet decreases downtime by simplifying maintenance. The Company adheres to a comprehensive maintenance program for both tractors and trailers. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the

DOT. These tractors are then periodically inspected, similar to company tractors, to monitor continued compliance. The vehicle speed of company-owned trucks is regulated to improve safety and fuel efficiency.

     The  Company operated  22,800 trailers at December 31, 2003:
21,231 dry vans; 677 flatbeds; 827 temperature-controlled; and 65 other specialized trailers. Most of the Company's trailers are manufactured by Wabash National Corporation. As of December 31, 2003, 98% of the Company's fleet of dry van trailers consisted of 53-foot trailers, and 97% consisted of aluminum plate or composite (duraplate) trailers. Other trailer lengths such as 48-foot and 57-foot are also provided by the Company to meet the specialized needs of customers.

     Effective October 1, 2002, all newly manufactured truck engines must comply with new engine emission standards mandated by the Environmental Protection Agency (EPA). All truck engines manufactured prior to October 1, 2002 are not subject to these new standards. To delay the business risk of buying these new truck engines with inadequate testing time prior to the October 1, 2002 effective date, the Company significantly increased the purchase of trucks with pre-October 2002 engines. During 2003, the Company placed these new trucks with pre-October 2002 engines into service to replace trucks that were reaching the Company's normal three-year trade/sale age. As of December 31, 2003, approximately 10% of the Company's fleet consisted of trucks with the new engines. The Company is continuing ongoing testing of the new truck engines, in particular, the Caterpillar ACERT engines and the Detroit Diesel EGR engines. To date, the Company's testing indicates that the fuel mile per gallon (mpg) degradation is a reduction of approximately 0.3 mpg to 0.5 mpg. Depreciation expense is increasing due to the higher cost of the new engines. The average age of the Company's truck fleet at December 31, 2003 is 1.6 years. To allow time for continued testing of the new trucks with EPA-compliant engines, the Company has decided to extend the age of a portion of its trucks scheduled to be sold or traded during 2004.

Fuel

     The Company purchases approximately 90% of its fuel through a network of fuel stops throughout the United States. The Company has negotiated discounted pricing based on certain volume commitments with these fuel stops. Bulk fueling facilities are maintained at the Company's terminals.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover from its customers a significant portion of the higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the cost of fuel, enable the Company to recoup much of the higher cost of fuel when prices increase except for miles not billable to customers, out-of-route miles, and truck engine idling. Conversely, when fuel prices decrease, fuel surcharges decrease. The Company cannot predict whether high fuel prices will continue to increase or will decrease in the future or the extent to which fuel surcharges will be collected to offset such increases. As of December 31, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

     The Company has unlimited authority to carry general commodities in interstate commerce throughout the 48 contiguous states. The Company has authority to carry freight on an intrastate basis in 43 states. The Federal Aviation Administration Authorization Act of 1994 (the FAAA Act) amended sections of the Interstate Commerce Act to prevent states from regulating rates, routes, or service of motor carriers after January 1, 1995. The FAAA Act did not address state oversight of motor carrier safety and financial responsibility or state taxation of transportation. If a carrier wishes to operate in intrastate commerce in a state where it did not previously have intrastate authority, it must, in most cases, still apply for authority.

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

     The implementation of various provisions of the North American Free Trade Agreement (NAFTA) will alter the competitive environment for shipping into and out of Mexico. It is not possible at this time to predict when and to what extent that impact will be felt by companies transporting goods into and out of Mexico. The Company does a substantial amount of business in international freight shipments to and from the United States and Mexico (see Note 8 "Segment Information" in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) and is continuing to prepare for the various scenarios that may finally result. The Company believes it is one of the five largest truckload carriers transporting freight shipments to and from the United States and Mexico.

Competition

     The trucking industry is highly competitive and includes thousands of trucking companies. It is estimated that the annual revenue of domestic trucking amounts to approximately $600 billion per year. The Company has a small but growing share (estimated at approximately 1%) of the markets targeted by the Company. The Company competes primarily with other truckload carriers. Railroads, less-than-truckload carriers, and private carriers also provide competition, but to a much lesser degree.

     Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone. Few other truckload carriers have greater financial resources, own more equipment, or carry a larger volume of freight than the Company. The Company is one of the five largest carriers in the truckload transportation industry.

     Industry-wide  truck capacity  in the  truckload  sector  is being limited due to a number of factors. There are continuing cost issues and concerns with the new EPA-compliant diesel engines and the new hours of service regulations. Trucking company failures in the last four years are continuing at a pace higher than the previous fifteen years. Some truckload carriers are having difficulty obtaining adequate trucking insurance coverage at a reasonable price. Equipment lenders have tightened their credit policies for truck financing. Many truckload carriers, including Werner, slowed their fleet growth in the last three years, and some carriers have downsized their fleets to improve their operating margins and returns.

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

ITEM 2.   PROPERTIES

     Werner's headquarters is located nearby Interstate 80 just west of Omaha, Nebraska, on approximately 197 acres, 147 of which are held for future expansion. The Company's headquarters office building includes a computer center, drivers' lounge areas, a drivers' orientation section, a cafeteria, and a Company store. The Omaha headquarters also consists of a driver training facility and equipment maintenance and repair facilities containing a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers, and a paint booth. The Company's headquarters facilities have suitable space available to accommodate planned needs for the next 3 to 5 years.

     The Company also has several terminals throughout the United
States, as described below:


Location                  Owned or Leased           Description
--------                  ---------------           -----------
Omaha, Nebraska           Owned                     Corporate headquarters,
                                                     maintenance
Omaha, Nebraska           Owned                     Disaster recovery,
                                                     warehouse
Phoenix, Arizona          Owned                     Office, maintenance
Fontana, California       Owned                     Office, maintenance
Denver, Colorado          Owned                     Office, maintenance
Atlanta, Georgia          Owned                     Office, maintenance
Indianapolis, Indiana     Leased                    Office, maintenance
Springfield, Ohio         Owned                     Office, maintenance
Allentown, Pennsylvania   Leased                    Office, maintenance
Dallas, Texas             Owned                     Office, maintenance
Laredo, Texas             Owned                     Office, maintenance,
                                                     transloading
Lakeland, Florida         Leased                    Office
Portland, Oregon          Leased                    Office
Ardmore, Oklahoma         Leased                    Maintenance
Indianola, Mississippi    Leased                    Maintenance
Scottsville, Kentucky     Leased                    Maintenance
Fulton, Missouri          Leased                    Maintenance
Tomah, Wisconsin          Leased                    Maintenance
Newbern, Tennessee        Leased                    Maintenance


     The Company leases approximately 60 small sales offices and trailer parking yards in various locations throughout the country, owns a 96-room motel located near the Company's headquarters, owns four low-income housing apartment complexes in the Omaha area, and has 50% ownership in a 125,000 square-foot warehouse located near the Company's headquarters. Currently the Company has 15 locations in its Fleet Truck Sales network. Fleet Truck Sales, a wholly-owned subsidiary, is one of the largest class 8 truck sales entities in the U.S. and sells the Company's used trucks and trailers. During first quarter 2004, the Company is expanding its Fleet Truck Sales network from 15 locations to 16 locations.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury, property damage, and workers' compensation incurred in the transportation of freight. The Company has maintained a self-insurance program with a qualified department of Risk Management professionals since 1988. These employees manage the Company's property damage, cargo, liability, and workers' compensation
claims.   The  Company has assumed liability  for  claims  up  to
$500,000,  plus  administrative  expenses,  for  each  occurrence
involving  personal injury or property damage.   The  Company  is
also   responsible  for  varying  annual  aggregate  amounts   of
liability  for  claims above $500,000 and below $4,000,000.   For
the policy year ended August 1, 2003, these annual aggregate amounts totaled $2,500,000. For the policy year which began August 2003, the Company is self-insured for claims in excess of $3.0 million and less than $5.0 million, subject to an annual maximum aggregate of $6.0 million if several claims were to occur in this layer. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims in this layer. Liability claims in excess of $10.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. The Company's primary liability insurance policies for coverage ranging from $500,000 per claim to $10,000,000 per claim renew on August 1, 2004. Based on current insurance market conditions, the Company expects the annual premium cost for renewing the insurance coverage for the $500,000 - $3,000,000 layer it has maintained for the last six years (which is currently less than 5% of total insurance and claims expense) will be substantially higher. As a result, the Company may elect to increase its self-insurance retention amount from $500,000 per claim to a higher amount per claim in August 2004. See also Note (1) "Insurance and Claims Accruals" and Note
(7) "Commitments and Contingencies" in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2003, no matters were submitted to a vote of security holders.

                             PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol WERN. The following table sets forth for the quarters indicated the high and low sale prices per share of the Company's common stock in the Nasdaq National Market and the Company's dividends declared per common share from January 1, 2002, through December 31, 2003, after giving retroactive effect for the September 2003 stock split discussed below.


                                             Dividends
                                            Declared Per
                         High      Low      Common Share
                        ------    ------    ------------
        2003
        Quarter ended:
         March 31       $17.50    $13.98        $.016
         June 30         18.98     15.26         .024
         September 30    21.93     16.73         .025
         December 31     21.00     16.98         .025


                                             Dividends
                                            Declared Per
                         High      Low      Common Share
                        ------    ------    ------------
        2002
        Quarter ended:
         March 31       $17.74    $14.17        $.016
         June 30         17.40     13.36         .016
         September 30    17.04     13.88         .016
         December 31     18.21     13.85         .016


     As of February 23, 2004, the Company's common stock was held
by   226   stockholders   of  record  and   approximately   7,300
stockholders  through  nominee  or  street  name  accounts   with
brokers.

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

Common Stock Split

     On September 2, 2003, the Company announced that its Board of Directors declared a five-for-four split of the Company's common stock effected in the form of a 25 percent stock dividend. The stock dividend was paid on September 30, 2003, to stockholders of record at the close of business on September 16, 2003. No fractional shares of common stock were issued in connection with the stock split. Stockholders entitled to fractional shares received a proportional cash payment based on the closing price of a share of common stock on September 16, 2003.

     All  share  and  per-share information included in this Form
10-K, including  in   the  accompanying  consolidated   financial
statements, for all periods presented have been adjusted to retroactively reflect the stock split.

Equity Compensation Plan Information

     For information  on the Company's equity compensation plans,
please   refer  to  Item  12,  "Security  Ownership  of   Certain
Beneficial   Owners   and  Management  and  Related   Stockholder
Matters".

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.


(In thousands, except per share amounts)
                                         2003       2002       2001       2000       1999
                                      ---------- ---------- ---------- ---------- ----------
Operating revenues                    $1,457,766 $1,341,456 $1,270,519 $1,214,628 $1,052,333
Net income                                73,727     61,627     47,744     48,023     60,011
Diluted earnings per share*                 0.90       0.76       0.60       0.61       0.76
Cash flow from operations                207,474    226,271    226,920    170,147    131,977
Cash dividends declared per share*          .090       .064       .060       .060       .060
Return on average stockholders' equity      10.9%      10.0%       8.5%       9.3%      12.8%
Operating ratio                             91.9%      92.6%      93.8%      93.2%      90.3%
Book value per share*                       8.90       8.12       7.42       6.84       6.29
Total assets                           1,121,527  1,062,878    964,014    927,207    896,879
Total debt (current and long-term)             -     20,000     50,000    105,000    145,000
Stockholders' equity                     709,111    647,643    590,049    536,084    494,772


*After giving retroactive effect for the September 2003 five-for-four stock split (all years presented).

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

     The Company's greatest resource requirements include qualified drivers, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers. The Company's financial results are also affected by availability of drivers and the market for new and used trucks. Because the Company is self-insured for cargo, personal injury, and property damage claims on its trucks and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, the weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and long-term) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates, including negative development, and estimates of incurred-but-not-reported losses based upon past experience. The Company's self-insurance reserves are reviewed by an actuary at least annually.

     Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period-to-period.

Results of Operations

     The following table sets forth the percentage relationship of income and expense items to operating revenues for the years indicated.


                                      2003        2002        2001
                                     ------      ------      ------
Operating revenues                   100.0%      100.0%      100.0%
                                     ------      ------      ------

Operating expenses
   Salaries, wages and benefits       35.2        36.3        36.0
   Fuel                               11.0         9.3        10.3
   Supplies and maintenance            8.5         8.9         9.3
   Taxes and licenses                  7.2         7.4         7.4
   Insurance and claims                5.0         3.8         3.3
   Depreciation                        9.3         9.1         9.2
   Rent and purchased transportation  14.8        16.6        16.9
   Communications and utilities        1.1         1.1         1.1
   Other                              (0.2)        0.1         0.3
                                     ------      ------      ------
      Total operating expenses        91.9        92.6        93.8
                                     ------      ------      ------

Operating income                       8.1         7.4         6.2
Net interest expense and other         0.0         0.0         0.2
                                     ------      ------      ------
Income before income taxes             8.1         7.4         6.0
Income taxes                           3.0         2.8         2.2
                                     ------      ------      ------

Net income                             5.1%        4.6%        3.8%
                                     ======      ======      ======


     The  following  table  sets   forth  certain  industry  data
regarding the freight revenues and operations of the Company.

                                             2003       2002       2001       2000       1999
                                           --------   --------   --------   --------   --------
Operating ratio                                91.9%      92.6%      93.8%      93.2%      90.3%
Average revenues per tractor per week (1)  $  2,988   $  2,932   $  2,874   $  2,889   $  2,813
Average annual miles per tractor            121,716    123,480    123,660    125,568    125,856
Average annual trips per tractor                173        166        166        168        171
Average total miles per trip                    703        746        744        746        734
Average loaded miles per trip                   627        674        670        672        663
Average revenues per total mile (1)        $  1.277   $  1.235   $  1.208   $  1.197   $  1.162
Average revenues per loaded mile (1)       $  1.431   $  1.366   $  1.342   $  1.328   $  1.287
Average percentage of empty miles              10.8%       9.6%      10.0%       9.9%       9.7%
Non-trucking revenues (in thousands)       $109,521   $ 97,130   $ 74,001   $ 65,977   $ 60,379
Average tractors in service                   8,282      7,971      7,698      7,303      6,769
Total tractors (at year end):
   Company                                    7,430      7,180      6,640      6,300      5,895
   Owner-operator                               920      1,020      1,135      1,175      1,230
                                           --------   --------   --------   --------   --------
      Total tractors                          8,350      8,200      7,775      7,475      7,125
                                           ========   ========   ========   ========   ========

Total trailers (at year end)                 22,800     20,880     19,775     19,770     18,900
                                           ========   ========   ========   ========   ========


(1)  Net of fuel surcharge revenues

2003 Compared to 2002
---------------------

     Operating revenues increased 8.7% over 2002, due primarily to a 3.9% increase in the average number of tractors in service. Additionally, revenue per total mile, excluding fuel surcharges, increased 3.4% primarily due to customer rate increases and better freight mix. A better freight market and tightening truck capacity contributed to the improvement, compared to the weaker freight market of 2002. Both truckload industry and Company margins, while improving, are below levels management considers acceptable for the investment and risk of operating in this industry. Effective January 2004, in response to changes in the driver hours of service regulations, the Company increased its accessorial charges to customers for multiple stop shipments and its rates for equipment detention. Increases in operating expenses for driver stop pay and driver pay for delay time due to equipment detention are expected to offset this additional revenue in 2004. Revenue per total mile, including fuel surcharges, increased 5.9% compared to 2002. Fuel surcharges, which represent collections from customers for the higher cost of fuel, increased from $29.1 million in 2002 to $61.6 million in 2003 due to higher average fuel prices during 2003 (see fuel explanation below). Excluding fuel surcharge revenues, trucking revenues increased 5.9% over 2002.

     The revenue increases described above were offset by a 1.4% decline in average miles per tractor and a shorter average length of haul due to growth in the Company's regional and dedicated fleets from 37% of the fleet at December 2002 to 46% of the fleet at December 2003. The new hours of service regulations may further reduce average miles per tractor in 2004. Initial data compiled during the first eight weeks that the rules have been effective in 2004 compared to the same eight weeks of 2003 suggests a slight reduction in average miles per tractor due to the rule changes. A stronger freight market in 2004 compared to the same period in 2003 is helping to offset the negative impact of the hours of service rule changes. The Company believes it is minimizing the impact on miles per tractor through proactive planning using its Paperless Log System and by working with customers to reduce delay time.

     Revenue from non-trucking services increased $12.4 million to $109.5 million compared to 2002. During the latter part of 2003 and continuing into 2004, the Company expanded its brokerage and intermodal service offerings by adding senior management and developing new computer systems. The growth in brokerage and intermodal is expected to help increase the Company's non-trucking revenues in 2004. These less asset-intensive businesses are expected to have a lower operating margin and a higher return on assets than the Company's truckload business.

     Freight demand began to improve in March of 2003 as compared to the same period in 2002, and continued to be consistently better for most of the last ten months of 2003 compared to the corresponding period in 2002. The Company believes much of the improvement was achieved by execution of the Company's plan of limited fleet growth, maintenance of a diversified freight base that emphasizes consumer nondurable goods, and the shift from non-dedicated to dedicated trucks discussed below. The Company's empty mile percentage increased from 9.6% to 10.8%, which is due in part to a shorter length of haul and a change in the mix of trucks to the dedicated fleet from the medium-to-long haul van fleet.

     Werner's Dedicated Services fleet provides truckload services required for a specific company, their plants, or their distribution centers. Werner grew its dedicated fleet from about one-quarter of its total truck fleet at the end of 2002 to about one-third of its total truck fleet at the end of 2003, with much of this growth occurring in the fourth quarter of 2003. Since the Company's overall truck fleet grew 150 trucks, the 800 truck growth in the dedicated fleet was offset by a reduction in the Company's medium-to-long haul van fleet. Dedicated fleet business tends to have lower miles per trip, a higher empty mile percentage, a higher rate per loaded mile, and lower miles per truck per month. The growth in dedicated business has had a corresponding effect on these same operating statistics for the entire Company.

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenues) improved from 92.6% in 2002 to 91.9% in 2003. Conversely, the Company's operating margin improved 9% from 7.4% in 2002 to 8.1% in 2003. Operating expenses, when expressed as a percentage of total revenues, are lower in 2003 versus 2002 because of the higher revenue per mile and fuel surcharge revenue per mile. Owner-operator miles as a percentage of total miles were 12.6% in 2003 compared to 15.4% in 2002. This decrease contributed to a shift in costs from the rent and purchased transportation expense category as described on the following pages. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, it has continued to be difficult to attract and retain owner-operator drivers due to challenging operating conditions.

     Salaries, wages and benefits decreased from 36.3% to 35.2% of revenues due primarily to the effect of the increase in revenue per mile, including fuel surcharge, offset by the growth in the percentage of company-owned trucks to total trucks from 87.6% at the end of 2002 to 89.0% at the end of 2003 and an increase in the number of salaried drivers. On a cost per total mile basis, total salaries, wages and benefits (including driver and non-driver costs) increased from 49.4 cents per mile to 50.9 cents per mile. The market for attracting and retaining company drivers continues to be challenging and became even more difficult in the fourth quarter of 2003. While the market for recruiting qualified drivers has tightened, the Company continues to have success recruiting drivers from driver training schools. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained. Salaries, wages and benefits includes expenses for workers' compensation benefits. The related accrued claims for workers compensation are reflected in Insurance and Claims Accruals in the accompanying Consolidated Balance Sheets.

     Effective July 2003, the Company changed its monthly mileage bonus pay program for Van solo company drivers, which represents approximately one-third of the Company's total drivers. The goal was to increase driver miles per truck by rewarding higher production from Van solo drivers with higher pay. The monthly mileage bonus pay increased by an average of $93,000 per month during the last six months of 2003. Additionally, as described above, the Company raised its driver stop pay in January 2004 in response to the new hours of service regulations and is implementing pay changes to drivers for delay time due to equipment detention.

     Fuel increased from 9.3% to 11.0% of revenues due to higher fuel prices. The average price per gallon of diesel fuel, excluding fuel taxes, was approximately $.17 per gallon, or 23%, higher in 2003 versus 2002. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover from its customers much of the higher fuel prices compared to normalized average fuel prices. These fuel surcharges automatically adjust weekly through fuel surcharge price brackets. Conversely, when fuel prices decrease, fuel surcharges decrease. After considering the amounts collected from customers through fuel surcharge programs, net of Company reimbursements to owner-operators, 2003 earnings per share were not impacted by the higher fuel expense. Earnings per share were negatively impacted by $.03 per share in first quarter 2003, positively impacted by $.02 and $.01 per share in the second and third quarters 2003, respectively, and not impacted in fourth quarter 2003. To date, the Company's ongoing testing of the EPA-compliant truck engines indicates that the fuel mile per gallon
(mpg) degradation is a reduction of approximately 0.3 mpg to 0.5 mpg. Approximately 10% of the Company's fleet consists of EPA-compliant engines as of December 31, 2003. As the Company adds more trucks with EPA-compliant engines to its fleet, fuel cost per mile is expected to increase. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel prices will continue to increase or will decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Supplies and maintenance decreased from 8.9% to 8.5% of revenues due primarily to the effect of the increase in revenue per mile, including fuel surcharges, and improved management of maintenance expenses, offset slightly by the growth in the percentage of company-owned trucks to total trucks.

     Insurance and claims increased from 3.8% to 5.0% of revenues due to an increase in the frequency and severity of claims, increased retention levels for claims, a higher cost per claim, and higher premiums for catastrophic liability coverage. The Company's premium rate for liability coverage up to $3.0 million per claim is fixed through August 1, 2004, while coverage levels above $3.0 million per claim were renewed effective August 1, 2003 for a one-year period. For the policy year beginning August 2003, the Company's total premiums for liability insurance increased by approximately $1.3 million. This increase includes premiums for terrorism coverage. For the policy year beginning August 2003, the Company is self-insured for claims in excess of $3.0 million and less than $5.0 million, subject to an annual maximum aggregate of $6.0 million if several claims were to occur in this layer. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims in this layer. Liability claims in excess of $10.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. The Company is unable to predict whether the three-year trend of increasing insurance and claims expense as a percentage of revenues will continue in the future.

     Rent and purchased transportation decreased from 16.6% to 14.8% of revenues due to a decrease in payments to owner-
operators (9.8% of revenues in 2002 compared to 7.9% in 2003), offset by an increase in purchased transportation for non-trucking services. The decrease in payments to owner-operators resulted from the decrease in owner-operator miles as a percentage of total Company miles as discussed previously, offset by higher fuel surcharge reimbursements paid to owner-operators due to higher average fuel prices. The Company has experienced difficulty recruiting and retaining owner-operators because of challenging operating conditions. This has resulted in a reduction in the number of owner-operator tractors from 1,020 as of December 31, 2002, to 920 as of December 31, 2003. The Company reimburses owner-operators for the higher cost of fuel based on fuel surcharge reimbursements collected from customers. The increase in purchased transportation for non-trucking services corresponded to the higher non-trucking revenues. If the Company grows its brokerage and intermodal services in 2004, rent and purchased transportation costs for payments to third party providers are expected to rise accordingly.

     Other operating expenses decreased from 0.1% to (0.2)% of revenues due primarily to an increase in the resale value of the

Company's used trucks. Because of truckload carrier concerns with new truck engines and lower industry production of new trucks, the resale value of the Company's premium used trucks improved. In 2002, the Company traded about one-half of its used trucks and sold about one-half of its used trucks and realized gains of $2.3 million. In 2003, the Company traded about one-
third of its used trucks and sold about two-thirds to third parties. In 2003, due to a higher average sales price, and gain, per truck, the Company realized gains of $7.6 million. The Company's used truck retail network, Fleet Truck Sales, is one of the largest class 8 truck sales entities in the United States and has been in operation since 1992. During first quarter 2004, the Company is expanding its network from 15 locations to 16 locations. Fleet Truck Sales continues to be a resource for the Company to remarket its used trucks. As discussed earlier, the Company plans to extend the age of a portion of its trucks scheduled to be sold or traded during 2004 to allow for continued testing of the new trucks with EPA-compliant engines. To the extent the Company has fewer trucks available for sale, gains realized in 2004 could be lower than 2003 levels. For trucks traded, the excess of the trade price over the net book value of the trucks reduces the cost basis of new trucks, and therefore results in lower depreciation expense over the life of the asset. Other operating expenses also include bad debt expense and professional service fees.

     Interest expense decreased to 0.1% from 0.2% of revenues due to a reduction in the Company's borrowings. Average debt outstanding in 2002 was $35.0 million. In 2003, outstanding debt totaled $20.0 million throughout most of the year, until the Company repaid its only remaining debt in December.

     The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% in 2003 and 2002, respectively, as described in Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. The Company expects the income tax rate to increase in 2004 to 38.5% due to an increase in non-deductible expenses for tax purposes related to the implementation of a per diem pay program for student drivers in fourth quarter 2003.

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

     The Company's operating ratio improved from 93.8% in 2001 to
92.6%  in  2002.   Conversely,  the  Company's  operating  margin
improved 19% from 6.2% in 2001 to 7.4% in 2002.

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

     Fuel decreased from 10.3% to 9.3% of revenues due to lower fuel prices. The average price per gallon of diesel fuel, excluding fuel taxes, was approximately $.07 per gallon, or 9%, lower in 2002 versus 2001. However, as diesel fuel prices gradually declined during fourth quarter 2001, prices rose during fourth quarter 2002 and averaged about $.20 per gallon, or 33%, higher. After considering the amounts collected from customers through fuel surcharge programs, net of Company reimbursements to owner-operators, 2002 earnings per share decreased by approximately $.03 compared to 2001, with most of the decrease occurring in fourth quarter 2002. As of December 31, 2002, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

     Insurance and claims increased from 3.3% to 3.8% of revenues due to less favorable claims experience in 2002 and higher excess insurance premiums. The Company renewed its annual liability insurance coverage for coverage in excess of $0.5 million per claim effective August 1, 2002. For the policy year beginning August 1, 2002, the Company's total premiums for liability insurance remained almost the same as the prior policy year while the Company assumed liability for claims above $3.0 million and below $5.0 million per claim. Liability claims in excess of $5.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate.

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

     Other operating expenses decreased from 0.3% to 0.1% of revenues due primarily to an increase in the resale value of the Company's used trucks. Because of truckload carrier concerns with new truck engines and lower industry production of new trucks, the resale value of the Company's premium used trucks has improved. In 2002, the Company traded about half of its used trucks and sold about half of its used trucks and realized gains of $2.3 million. In 2001, the Company traded about two-thirds of its used trucks and sold about one-third to third parties. In 2001, due to a lower average sale price per truck, the Company realized losses of $0.7 million. For trucks traded, the excess of the trade price over the net book value of the trucks reduced the cost basis of new trucks, and therefore resulted in lower depreciation expense over the life of the asset. Other operating expenses also include bad debt expenses and professional service fees.

     Net interest expense and other decreased from 0.2% to 0.0% of revenues due primarily to the Company's gain on sale of a portion of its ownership in Transplace in fourth quarter 2002. On December 31, 2002, the Company finalized the sale, which reduced the Company's ownership stake in Transplace from 15% to 5%. The Company realized earnings of approximately $.01 per share during fourth quarter 2002, representing the Company's gain on sale of a portion of its ownership in Transplace, net of losses recorded on its investment in Transplace during the quarter. Werner relinquished its seat on the Transplace Board of Directors. Transplace agreed to release Werner from certain restrictions on competition within the transportation logistics marketplace. The Company's gain on sale of a portion of its ownership in Transplace, net of losses recorded on its investment in Transplace, is recorded as non-operating income in the Company's income statement. Interest expense decreased to 0.2% from 0.3% of revenues due to a reduction in the Company's borrowings. Average debt outstanding in 2002 was $35.0 million versus $77.5 million in 2001.

     The Company's effective income tax rate (income taxes as a percentage of income before income taxes) was 37.5% in 2002 and 2001, respectively, as described in Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Liquidity and Capital Resources

     Net cash provided by operating activities was $207.5 million in 2003, $226.3 million in 2002, and $226.9 million in 2001. Cash flow from operations decreased $18.8 million in 2003 over 2002, or 8.3%. This decrease was due to lower truck purchases in 2003. This caused higher tax payments due to lower 2003 tax depreciation and a smaller payable for trucks received at year-end. These two items related to lower truck purchases reduced cash flow from operations by $64.4 million in 2003 compared to 2002. The cash flow from operations enabled the Company to make capital expenditures and repay debt as discussed below.

     Net cash used in investing activities was $101.5 million in 2003, $235.5 million in 2002, and $126.9 million in 2001. The 86%
increase  ($108.6  million) from 2001 to 2002  and  57%  decrease
($134.0 million) from 2002 to 2003 were due primarily to the Company's accelerated purchases of tractors with pre-October 2002 engines in the latter part of 2002 and purchasing fewer tractors in 2003. The engine emission standards that became effective October 1, 2002 did not allow the Company sufficient time to test a significant sample of the new engines. This prompted the Company to purchase a large number of trucks with engines manufactured prior to October 2002, which are not subject to the new engine emission standards, in addition to the normal number of new trucks required for the Company's three-year replacement cycle. This enabled the Company to delay the impact of using trucks with new engines in its fleet by approximately one year and allow additional time for testing. The pre-buy trucks were gradually placed in service throughout 2003, with the last group of these trucks being placed into service during the third quarter. As of December 31, 2003, approximately 10% of the Company's fleet consisted of trucks with the new engines. To allow time for continued testing of the new trucks with EPA-compliant engines, the Company has decided to extend the age of a portion of its trucks scheduled to be sold or traded during 2004.

     As  of  December  31, 2003, the  Company  has  committed  to
approximately  $40.3  million of net capital  expenditures.   The
Company intends to fund these commitments through existing cash on hand and cash flow from operations.

     Net financing activities used $33.8 million in 2003, $35.2 million in 2002, and $51.1 million in 2001. In 2003, 2002, and 2001, the Company made net repayments of debt of $20.0 million, $30.0 million, and $55.0 million, respectively. The Company paid dividends of $6.5 million in 2003, $5.0 million in 2002, and $4.7 million in 2001. Financing activities also included common stock repurchases of $13.5 million in 2003 and $3.8 million in 2002. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. The Company's Board of Directors has authorized the repurchase of up to 8,132,504 shares. On November 24, 2003, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 3,965,838 shares. The previous authorization announced on December 29, 1997, authorized the Company to repurchase 4,166,666 shares. As of

December 31, 2003, the Company had purchased 3,162,504 shares pursuant to this authorization and had 4,970,000 shares remaining available for repurchase.

     Management believes the Company's financial position at December 31, 2003 is strong. As of December 31, 2003, the Company had $101.4 million of cash and cash equivalents, no debt, and $709.1 million of stockholders' equity. As of December 31, 2003, the Company had no equipment operating leases, and therefore, had no off-balance sheet equipment debt. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments

     The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2003. As of December 31, 2003, the Company had no debt outstanding. Below is a table of credit facilities and purchase commitments as of December 31, 2003.


                                 Amount of Commitment Expiration Per Period
                                                (in millions)

                               Total
 Other Commercial             Amounts
   Commitments               Committed  Less than 1 year  1-3 years  4-5 years  Over 5 years
--------------------------------------------------------------------------------------------
Unused lines of credit        $ 45.9         $    -        $ 45.9      $    -      $    -
Standby letters of credit       29.1           29.1             -           -           -
Other commercial commitments    40.3           40.3             -           -           -
                              ------         ------        ------      ------      ------
Total commercial commitments  $115.3         $ 69.4        $ 45.9      $    -      $    -
                              ======         ======        ======      ======      ======


     The Company has two credit facilities with banks totaling $75 million on which no borrowings were outstanding. The credit available under these facilities is reduced by the amount of standby letters of credit the Company maintains. The unused lines of credit are available to the Company in the event the Company needs financing for the growth of its fleet. With the Company's strong financial position, the Company expects it could obtain additional financing, if necessary, at favorable terms. The standby letters of credit are primarily required for insurance policies. The other commercial commitments relate to committed equipment expenditures.

Off-balance Sheet Arrangements

     The Company does not have any arrangements which meet the definition of an off-balance sheet arrangement.

Inflation

     Inflation can be expected to have an impact on the Company's operating costs. A prolonged period of inflation could cause interest rates, fuel, wages, and other costs to increase and could adversely affect the Company's results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.

Forward-Looking Statements and Risk Factors

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

     The Company is sensitive to changes in overall economic conditions that impact customer shipping volumes. The general slowdown in the economy since 2001 had a negative effect on freight volumes for truckload carriers, including the Company. During 2003, freight demand for the Company during the last ten months was consistently better than 2002. As the unemployment rate increased during 2001 and 2002, driver availability improved for the Company and the industry but became more difficult in fourth quarter 2003. Fuel prices increased beginning in fourth quarter 1999 and were high through 2000 and 2001 before decreasing in the latter part of 2001. Due to pending concerns in the Middle East and other factors, fuel prices began to rise in the second quarter of 2002, continued to increase throughout the second half of 2002, and increased further in the first part of 2003. In the last nine months of 2003, prices decreased again, ending 2003 at prices slightly higher than at the end of 2002. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse impact on the operations and profitability of the Company. To the extent that the Company cannot recover the higher cost of fuel through customer fuel surcharges, the Company's results would be negatively impacted. Future economic conditions that may affect the Company include employment levels, business conditions, fuel and energy costs, interest rates, and tax rates.

     The Company is regulated by the DOT and the Federal and Provincial Transportation Departments in Canada. These regulatory authorities establish broad powers, generally governing activities such as authorization to engage in motor carrier operations, safety, financial reporting, and other matters. The Company may become subject to new or more comprehensive regulations relating to fuel emissions, driver hours of service, or other issues mandated by the DOT, EPA, or the Federal and Provincial Transportation Departments in Canada. For example, new engine emissions standards became effective for truck engine manufacturers in October 2002 and new hours of service regulations became effective on January 4, 2004. The Company believes it is minimizing the impact of the new hours of service regulations on miles per truck through proactive planning using its Paperless Log System and by working closely with customers to reduce delay time. However, the Company is unable to predict the ultimate impact of the new hours of service rules. These changes could have an adverse effect on the operations and profitability of the Company.

     At times, there have been shortages of drivers in the trucking industry. The market for recruiting drivers became more difficult in fourth quarter 2003. The Company anticipates that the competition for company drivers will continue to be high. During 2001, 2002, and 2003, it was more difficult to recruit and retain owner-operator drivers due to challenging operating conditions, including high fuel prices. The Company anticipates that the competition for company drivers and owner-operator drivers will continue to be high and cannot predict whether it will experience shortages in the future.

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

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). All truck engines manufactured prior to October 1, 2002 were not subject to these new standards. The Company is continuing ongoing testing of the EPA-compliant truck engines, in particular the Caterpillar ACERT engines and the Detroit Diesel EGR engines. Approximately 10% of the Company's fleet consisted of trucks with post-October 2002 engines at December 31, 2003. To date, the Company's testing indicates that the fuel mile per gallon (mpg) degradation is a reduction of approximately 0.3 mpg to 0.5 mpg with either engine type. Depreciation expense is increasing due to the higher cost of the new engines. The average age of the Company's truck fleet is 1.6 years as of December 31, 2003. To allow time for continued testing of the new trucks with EPA-compliant engines, the Company has decided to extend the age of a portion of its trucks scheduled to be sold or traded during 2004.

     Because of truckload carrier concerns with new truck engines and lower industry production of new trucks over the last three years, the resale value of Werner's premium used trucks has improved from the historically low values of 2001. Gains on sales of equipment are reflected as a reduction of other operating expenses in the Company's income statement and amounted to gains of $7.6 million in 2003 and $2.3 million in 2002, compared to a loss of $0.7 million in 2001. Extending the ages of a portion of the Company's truck fleet in 2004 may reduce the number of trucks available for sales to third parties or trades to the manufacturers. Thus, the extent of the Company's sales of used trucks in 2004 will depend on the ongoing testing of the new engines, freight demand, driver availability, and used truck pricing.

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

Interest Rate Risk

     The Company had no debt outstanding at December 31, 2003. Interest rates on the Company's unused credit facilities are based on the London Interbank Offered Rate (LIBOR). Increases in interest rates could impact the Company's annual interest expense on future borrowings.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for 2003 and prior years. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows. To date, the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Werner Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2003, listed in Item 15(a)(2) of this Form 10-
K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              KPMG LLP
Omaha, Nebraska
January 22, 2004

                    WERNER ENTERPRISES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
            (In thousands, except per share amounts)


                                         2003         2002         2001
                                      ----------   ----------   ----------
Operating revenues                    $1,457,766   $1,341,456   $1,270,519
                                      ----------   ----------   ----------

Operating expenses:
  Salaries, wages and benefits           513,551      486,315      457,433
  Fuel                                   160,465      125,189      131,498
  Supplies and maintenance               123,680      119,972      117,882
  Taxes and licenses                     104,392       98,741       93,628
  Insurance and claims                    73,032       51,192       41,946
  Depreciation                           135,168      121,702      116,043
  Rent and purchased transportation      215,463      222,571      214,336
  Communications and utilities            16,480       14,808       14,365
  Other                                   (1,969)       1,512        4,059
                                      ----------   ----------   ----------
     Total operating expenses          1,340,262    1,242,002    1,191,190
                                      ----------   ----------   ----------

Operating income                         117,504       99,454       79,329
                                      ----------   ----------   ----------

Other expense (income):
  Interest expense                         1,099        2,857        3,775
  Interest income                         (1,699)      (2,340)      (2,628)
  Other                                      128          333        1,791
                                      ----------   ----------   ----------
        Total other expense (income)        (472)         850        2,938
                                      ----------   ----------   ----------

Income before income taxes               117,976       98,604       76,391
Income taxes                              44,249       36,977       28,647
                                      ----------   ----------   ----------

Net income                            $   73,727   $   61,627   $   47,744
                                      ==========   ==========   ==========

Average common shares outstanding         79,828       79,705       78,933
                                      ==========   ==========   ==========

Basic earnings per share              $     0.92   $     0.77   $     0.60
                                      ==========   ==========   ==========

Diluted shares outstanding                81,668       81,522       80,183
                                      ==========   ==========   ==========

Diluted earnings per share            $     0.90   $     0.76   $     0.60
                                      ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)


                                                         December 31
                                                   ----------------------
                                                      2003        2002
                                                   ----------  ----------
                    ASSETS
Current assets:
  Cash and cash equivalents                        $  101,409  $   29,885
  Accounts receivable, trade, less allowance
    of $6,043 and $4,459, respectively                152,461     131,889
  Other receivables                                     8,892      10,335
  Inventories and supplies                              9,877       9,777
  Prepaid taxes, licenses, and permits                 14,957      13,535
  Income taxes receivable                                   -       9,811
  Other current assets                                 17,691      14,317
                                                   ----------  ----------
       Total current assets                           305,287     219,549
                                                   ----------  ----------
Property and equipment, at cost:
  Land                                                 21,423      19,357
  Buildings and improvements                           96,787      89,231
  Revenue equipment                                 1,013,645     996,694
  Service equipment and other                         129,397     107,206
                                                   ----------  ----------
     Total property and equipment                   1,261,252   1,212,488
     Less - accumulated depreciation                  455,565     380,221
                                                   ----------  ----------
                 Property and equipment, net          805,687     832,267
                                                   ----------  ----------
Other non-current assets                               10,553      11,062
                                                   ----------  ----------
                                                   $1,121,527  $1,062,878
                                                   ==========  ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   40,903  $   50,546
  Current portion of long-term debt                         -      20,000
  Insurance and claims accruals                        55,201      47,358
  Accrued payroll                                      15,828      18,374
  Current deferred income taxes                        15,151      17,710
  Other current liabilities                            15,392      11,885
                                                   ----------  ----------
      Total current liabilities                       142,475     165,873
                                                   ----------  ----------
Deferred income taxes                                 198,640     201,561
Insurance and claims accruals, net of
  current portion                                      71,301      47,801
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 200,000,000
    shares authorized; 80,533,536 shares
    issued; 79,714,271 and 79,726,180
    shares outstanding, respectively                      805         805
  Paid-in capital                                     108,706     107,366
  Retained earnings                                   614,011     547,467
  Accumulated other comprehensive loss                   (837)       (216)
  Treasury stock, at cost; 819,265 and
    807,356 shares, respectively                      (13,574)     (7,779)
                                                   ----------  ----------
     Total stockholders' equity                       709,111     647,643
                                                   ----------  ----------
                                                   $1,121,527  $1,062,878
                                                   ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)


                                         2003         2002         2001
                                      ----------   ----------   ----------
Cash flows from operating activities:
  Net income                          $   73,727   $   61,627   $   47,744
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation                         135,168      121,702      116,043
    Deferred income taxes                 (5,480)      35,891       42,529
    (Gain) loss on disposal of
      operating equipment                 (7,557)      (2,257)         740
    Gain on sale of
      unconsolidated affiliate                 -       (1,809)           -
    Equity in loss of
      unconsolidated affiliate                 -        2,105        1,664
    Tax benefit from exercise of
      stock options                        2,863        1,450        2,384
    Other long-term assets                 1,023          248          938
    Insurance, claims and other
      long-term accruals                  23,500        9,000        6,500
    Changes in certain working
      capital items:
      Accounts receivable, net           (20,572)     (10,535)       2,164
      Prepaid expenses and
        other current assets               6,358      (17,428)       5,875
      Accounts payable                    (9,643)      17,358        2,478
      Accrued and other current
        liabilities                        8,087        8,919       (2,139)
                                      ----------   ----------   ----------
    Net cash provided by
      operating activities               207,474      226,271      226,920
                                      ----------   ----------   ----------

Cash flows from investing activities:
  Additions to property and
    equipment                           (158,351)    (309,672)    (170,862)
  Retirements of property and
    equipment                             54,754       71,882       44,710
  Sale of unconsolidated affiliate             -        3,364            -
  (Increase) decrease in notes
    receivable                             2,052       (1,099)        (750)
                                      ----------   ----------   ----------
    Net cash used in investing
      activities                        (101,545)    (235,525)    (126,902)
                                      ----------   ----------   ----------

Cash flows from financing activities:

  Proceeds from issuance of
    long-term debt                             -       10,000        5,000
  Repayments of long-term debt           (20,000)     (40,000)     (60,000)
  Dividends on common stock               (6,466)      (5,019)      (4,728)
  Payment of stock split fractional
    shares                                    (9)         (12)           -
  Repurchases of common stock            (13,476)      (3,766)           -
  Stock options exercised                  6,167        3,570        8,591
                                      ----------   ----------   ----------
    Net cash used in financing
      activities                         (33,784)     (35,227)     (51,137)
                                      ----------   ----------   ----------
Effect of exchange rate fluctuations
  on cash                                   (621)           -            -
Net (decrease) increase in cash and
  cash equivalents:                       71,524      (44,481)      48,881
Cash and cash equivalents, beginning
  of year                                 29,885       74,366       25,485
                                      ----------   ----------   ----------
Cash and cash equivalents, end of
  year                                $  101,409   $   29,885   $   74,366
                                      ==========   ==========   ==========
Supplemental disclosures of cash
  flow information:
  Cash paid (received) during year
    for:
    Interest                          $    1,148   $    3,080   $    4,315
    Income taxes                          34,401       10,422       (9,540)
Supplemental disclosures of non-cash
  investing activities:
  Notes receivable issued upon sale
    of revenue equipment              $    2,566   $    2,686   $      238
  Notes receivable canceled upon
    return of revenue equipment                -       (1,279)           -
   Warehouse assets contributed to
     LLC                                       -            -        1,446


The accompanying notes are an integral part of these consolidated financial statements.

                     WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                             INCOME
       (In thousands, except share and per share amounts)


                                                              Accumulated
                                                                 Other                     Total
                               Common   Paid-In   Retained   Comprehensive   Treasury   Stockholders'
                               Stock    Capital   Earnings       Loss         Stock        Equity
                               ------   --------  --------   -------------   ---------  -------------
BALANCE, December 31, 2000      $805    $105,522  $447,943       $ (34)      $(18,152)    $536,084
Dividends on common stock
  ($.060 per share)                -           -    (4,745)          -              -       (4,745)
Exercise of stock options,
  1,147,213 shares, including
  tax benefits                     -         375         -           -         10,600       10,975
Comprehensive income (loss):
  Net income                       -           -    47,744           -              -       47,744
  Foreign currency translation
    adjustments                    -           -         -          (9)             -           (9)
                               ------   --------  --------   -------------   ---------  -------------
  Total comprehensive income       -           -    47,744          (9)             -       47,735
                               ------   --------  --------   -------------   ---------  -------------

BALANCE, December 31, 2001       805     105,897   490,942         (43)        (7,552)     590,049

Purchases of 267,125 shares
  of common stock                  -           -         -           -         (3,766)      (3,766)
Dividends on common stock
  ($.064 per share)                -           -    (5,102)          -              -       (5,102)
Payment of stock split
  fractional shares                -         (12)        -           -              -          (12)
Exercise of stock options,
  448,508 shares, including
  tax benefits                     -       1,481         -           -          3,539        5,020
Comprehensive income (loss):
  Net income                       -           -    61,627           -              -       61,627
  Foreign currency translation
    adjustments                    -           -         -        (173)             -         (173)
                               ------   --------  --------   -------------   ---------  -------------
  Total comprehensive income       -           -    61,627        (173)             -       61,454
                               ------   --------  --------   -------------   ---------  -------------

BALANCE, December 31, 2002       805     107,366   547,467        (216)        (7,779)     647,643

Purchases of 764,500 shares
  of common stock                  -           -         -           -        (13,476)     (13,476)
Dividends on common stock
  ($.090 per share)                -           -    (7,183)          -              -       (7,183)
Payment of stock split
  fractional shares                -          (9)        -           -              -           (9)
Exercise of stock options,
  752,591 shares, including
  tax benefits                     -       1,349         -           -          7,681        9,030
Comprehensive income (loss):
  Net income                       -           -    73,727           -              -       73,727
  Foreign currency translation
    adjustments                    -           -         -        (621)             -         (621)
                               ------   --------  --------   -------------   ---------  -------------
  Total comprehensive income       -           -    73,727        (621)             -       73,106
                               ------   --------  --------   -------------   ---------  -------------

BALANCE, December 31, 2003      $805    $108,706  $614,011       $(837)      $(13,574)    $709,111
                               ======   ========  ========   =============   =========  =============


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Werner Enterprises, Inc. (the Company) is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, the Federal and Provincial Transportation Departments in Canada, and various state regulatory commissions. The Company maintains a diversified freight base with no one customer or industry making up a significant percentage of the Company's receivables or revenues. The largest single customer generated 9% of revenues for 2003, 2002, and 2001.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Werner Enterprises, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions relating to these majority-owned entities have been eliminated. Through December 31, 2002, the Company recorded its investment in Transplace using the equity method of accounting until the Company reduced its ownership percentage (see Note 2). On January 1, 2003, the Company began accounting for this investment using the cost method.

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

Trade Accounts Receivable

     Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The financial condition of customers is reviewed by the Company prior to granting credit. The Company determines the allowance based on historical write-off experience and national economic data. The Company reviews the adequacy of its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories and Supplies

     Inventories and supplies consist primarily of revenue equipment parts, tires, fuel, supplies, and company store merchandise and are stated at average cost. Tires placed on new revenue equipment are capitalized as a part of the equipment cost. Replacement tires are expensed when placed in service.

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

     Depreciation is calculated based on the cost of the asset, reduced by its estimated salvage value, using the straight-line method. Accelerated depreciation methods are used for income tax purposes. The lives and salvage values assigned to certain assets for financial reporting purposes are different than for income tax purposes. For financial reporting purposes, assets are depreciated using the following estimated useful lives and salvage values:

                                       Lives       Salvage Values
                                   -------------   --------------
      Building and improvements       30 years           0%
      Tractors                         5 years          25%
      Trailers                        12 years           0%
      Service and other equipment    3-10 years          0%


Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net cash flows, it is not recoverable. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less costs to sell.

Insurance and Claims Accruals

     Insurance and claims accruals, both current and noncurrent, reflect the estimated cost for cargo loss and damage, bodily injury and property damage (BI/PD), group health, and workers' compensation claims, including estimated loss development and loss adjustment expenses, not covered by insurance. The costs for cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of group health and workers' compensation claims are included in salaries, wages and benefits expense in the Consolidated Statements of Income. The insurance and claims accruals are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and estimates of incurred-but-not-reported losses based upon past experience. The Company's insurance and claims accruals are reviewed by an actuary at least annually.

     The Company has been responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage since August 1, 1992. The Company is also responsible for varying annual aggregate amounts of liability for claims above $500,000 and below $10,000,000. For the policy year beginning August 1, 2003, these annual aggregate amounts total $13,500,000. For the policy year beginning August 1, 2003, the Company is self-insured for claims in excess of $3.0 million and less than $5.0 million, subject to an annual maximum aggregate of $6.0 million if several claims were to occur in this layer. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims in this layer. Liability claims in excess of $10.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. The Company's premium rates for liability coverage are fixed through August 1, 2004.

     The    Company   has  assumed  responsibility  for  workers'
compensation, maintains a $26,500,000 bond, and has obtained insurance for individual claims above $1,000,000.

     Under  these  insurance arrangements, the Company  maintains
$29,100,000 in letters of credit, as of December 31, 2003.

Revenue Recognition

     The Consolidated Statements of Income reflect recognition of operating revenues and related direct costs when the shipment is delivered. For shipments where a third party is utilized to provide some or all of the service, the Company records revenue for the shipment for the dollar value of the services billed by the Company to the customer when the shipment is delivered. The costs of transportation paid by the Company to the third party is recorded as rent and purchased transportation expense.

Foreign Currency Translation

     Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the Mexican and Canadian operations for the years ended December 31, 2003, 2002, and 2001. The amounts of such translation adjustments were not significant for all years presented (see the Consolidated Statements of Stockholders' Equity and Comprehensive Income).

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

Stock Based Compensation

     At December 31, 2003, the Company has a nonqualified stock option plan, as described more fully in Note 6. The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share would have been as indicated below had the fair value of option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation:


                                     Year Ended December 31
                                --------------------------------
                                  2003        2002        2001
                                --------    --------    --------
Net income (in thousands), as
  reported                      $ 73,727    $ 61,627    $ 47,744
Less: Total stock-based employee
  compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects       2,516       3,456       3,155
                                --------    --------    --------
Pro forma net income            $ 71,211    $ 58,171    $ 44,589
                                ========    ========    ========

Earnings per share:
  Basic - as reported           $   0.92    $   0.77    $   0.60
                                ========    ========    ========
  Basic - pro forma             $   0.89    $   0.73    $   0.56
                                ========    ========    ========
  Diluted - as reported         $   0.90    $   0.76    $   0.60
                                ========    ========    ========
  Diluted - pro forma           $   0.87    $   0.71    $   0.56
                                ========    ========    ========


Comprehensive Income

     Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2003, 2002, and 2001, comprehensive income consists of net income and foreign currency translation adjustments.

Accounting Standards

     During  June 2001, the Financial Accounting Standards  Board
(FASB) issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management has determined that adoption of this statement as of January 1, 2003 did not have any effect on the financial position, results of operations, and cash flows of the Company during 2003.

     In June 2002, the FASB issued SFAS No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management has determined that adoption of this statement as of January 1, 2003 did not have any effect on the financial position, results of operations, and cash flows of the Company during 2003.

     In April 2003, the FASB issued SFAS No. 149, (SFAS 149) Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement are effective for contracts entered into or modified after June 30, 2003. Management has determined that adoption of this statement as of July 1, 2003 did not have any effect on the financial position, results of operations, and cash flows of the Company during 2003.

     In May 2003, the FASB issued SFAS No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. Management has determined that adoption of this statement as of June 1, 2003 did not have any effect on the financial position, results of operations, and cash flows of the Company during 2003.

     In  December 2003, the Financial Accounting Standards  Board
(FASB) revised SFAS No. 132 (SFAS 132) Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. As of December 31, 2003, management has determined that adoption of this statement did not have any effect on the financial position, results of operations, and cash flows of the Company.

     The Financial Accounting Standards Board (FASB) is working on a project related to the accounting for equity-based compensation. The objective of this project is to make one accounting standard available for equity-based compensation. The new standard is expected to require companies to expense the fair value of stock options as of the beginning of the first fiscal year beginning after December 15, 2004. The FASB is expected to issue an Exposure Draft in the first quarter of 2004, after which management can begin to evaluate the impact on the financial position, results of operations, and cash flows of the Company.

     In May 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. Management has determined that adoption of this statement did not have any effect on the financial position, results of operations, and cash flows of the Company during 2003.

     In December 2003, the FASB revised FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46(R) addresses consolidation by business enterprises of certain variable interest entities. For public entities that are not small business issuers, the provisions of FIN No. 46(R) are effective no later than the end of the first reporting period that ends after March 15, 2004. If the variable interest entity is considered to be a special-purpose entity, FIN No. 46(R) shall be applied no later than the first reporting period that ends after December 15, 2003. As of December 31, 2003, management believes that FIN No. 46(R) will have no significant effect on the financial position, results of operations, and cash flows of the Company.

(2)  INVESTMENT IN UNCONSOLIDATED AFFILIATE

     Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace (TPC), a joint venture of six large transportation companies, in exchange for an equity interest in TPC of approximately 15%. Through December 31, 2002, the Company accounted for its investment in TPC using the equity method. Management believes this method was appropriate because the Company had the ability to exercise significant influence over operating and financial policies of TPC through its representation on the TPC Board of Directors. On December 31, 2002, the Company sold a portion of its ownership interest in TPC, reducing the Company's ownership stake in TPC from 15% to 5%. The Company relinquished its seat on the TPC Board of Directors, and TPC agreed to release the Company from certain restrictions on competition within the transportation logistics marketplace. The Company realized net losses of less than one cent per share during 2002, consisting of the Company's gain on sale of a portion of its ownership in TPC in fourth quarter 2002, net of the Company's equity in net losses of TPC during the year. These items are recorded as non-operating expense in the Company's Consolidated Statements of Income. Beginning January 1, 2003, the Company began accounting for its investment on the cost method and no longer accrues its percentage share of TPC's earnings or losses. The Company is not responsible for the debt of Transplace.

     In October 2000, the Company provided funds (in thousands) of $3,200 to TPC in the form of a short-term note with an interest rate of eight percent per annum. The Company recorded interest income on the note from TPC (in thousands) of approximately $26 during 2001. The note was repaid in full in February 2001.

     The Company and TPC enter into transactions with each other for certain of their purchased transportation needs. The Company recorded operating revenue (in thousands) from TPC of approximately $16,800, $25,000, and $30,600 in 2003, 2002, and
2001, respectively, and recorded purchased transportation expense (in thousands) to TPC of approximately $711, $13,300, and $10,500, during 2003, 2002, and 2001, respectively.

     During 2002 and 2001, the Company also provided certain administrative functions to TPC as well as providing office space, supplies, and communications. The allocation from the Company for these services (in thousands) was approximately $123 and $407 during 2002 and 2001, respectively. The allocations for rent are recorded in the Consolidated Statements of Income as miscellaneous revenue, and the remaining amounts are recorded as a reduction of the respective operating expenses. The Company stopped providing these services in 2003.

     The Company believes that the transactions with TPC are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties, on an arm's length basis.

(3)  LONG-TERM DEBT

     Long-term debt consisted of the following at December 31 (in thousands):


                                                   2003         2002
                                                 --------     --------
  5.52% Series C Senior Notes, due December 2003 $      -     $ 20,000
                                                 --------     --------
                                                        -       20,000
  Less current portion                                  -       20,000
                                                 --------     --------
  Long-term debt, net                            $      -     $      -
                                                 ========     ========


     As of December 31, 2003, the Company has two credit facilities with banks totaling $75 million which expire May 16, 2005 and October 22, 2005 and bear variable interest based on LIBOR, on which no borrowings were outstanding at December 31, 2003. As of December 31, 2003, the credit available pursuant to these bank credit facilities is reduced by $29.1 million in letters of credit the Company maintains. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable (EBITDAR) as defined in the credit facility. While the Company had no borrowings pursuant to these credit facilities as of December 31, 2003, the Company was in compliance with these covenants at December 31, 2003.

     The carrying amount of the Company's long-term debt as of December 31, 2002 approximates fair value due to the duration of the notes and their interest rates.

(4)  NOTES RECEIVABLE

     Notes  receivable  are included in other current assets  and
other non-current assets in the Consolidated Balance Sheets.   At
December 31, notes receivable consisted of the following (in thousands):

                                                2003       2002
                                              --------   --------
      Owner-operator notes receivable         $  4,866   $  3,890
      TDR Transportes, S.A. de C.V.              3,758      3,600
      Warehouse One, LLC                         1,525      1,602
                                              --------   --------
                                                10,149      9,092
      Less current portion                       1,722      1,179
                                              --------   --------
      Notes receivable - non-current          $  8,427   $  7,913
                                              ========   ========

     The Company provides financing to some independent contractors who want to become owner-operators by purchasing a tractor from the Company and leasing their truck to the Company. At December 31, 2003 and 2002, the Company had 153 and 112 notes receivable totaling $4,866 and $3,890 (in thousands), respectively, from these owner-operators. See Note (8) for information regarding notes from related parties. The Company maintains a first security interest in the tractor until the owner-operator has paid the note balance in full.

     During 2002, the Company loaned $3,600 (in thousands) to TDR Transportes, S.A. de C.V. (TDR), a truckload carrier in the Republic of Mexico. The loan has a nine-year term with principal payable at the end of the term, is subject to acceleration if certain conditions are met, bears interest at a rate of five percent per annum which is payable quarterly, contains certain financial and other covenants, and is collateralized by the assets of TDR. As of December 31, 2003, the Company had a receivable for interest on this note of $31. During 2003, the Company loaned an additional $158 to TDR for the purchase of revenue equipment. The Company and TDR transact business with each other for certain of their purchased transportation needs. During 2003 and 2002, the Company recorded operating revenues from TDR of approximately $206 and $416, respectively, and recorded purchased transportation expense to TDR of approximately $1,099 and $1,087, respectively. In addition, during 2003 and 2002, the Company recorded operating revenues from TDR of approximately $1,495 and $72, respectively, related to the leasing of revenue equipment.

     The Company has a 50% ownership interest in a 125,000 square-foot warehouse (Warehouse One, LLC) located near the Company's headquarters. The Company has a note receivable from the owner of the other 50% interest in the warehouse with a principal balance (in thousands) of $1,525 and $1,602 as of December 31, 2003 and 2002, respectively. The note bears interest at a variable rate based on the prime rate and is adjusted annually. The note is secured by the borrower's 50% ownership interest in
the  warehouse.   The  Company's 50% ownership  interest  in  the
warehouse of $1,364 and $1,401 as of December 31, 2003 and 2002, respectively, is included in other non-current assets.

(5)  INCOME TAXES

     Income   tax   expense   consisted   of  the  following  (in
thousands):


                                 2003        2002        2001
                               --------    --------    --------
     Current:
       Federal                 $ 46,072    $    959    $(12,194)
       State                      3,657         127      (1,688)
                               --------    --------    --------
                                 49,729       1,086     (13,882)
                               --------    --------    --------
     Deferred:
       Federal                   (6,159)     31,692      37,358
       State                        679       4,199       5,171
                               --------    --------    --------
                                 (5,480)     35,891      42,529
                               --------    --------    --------
     Total income tax expense  $ 44,249    $ 36,977    $ 28,647
                               ========    ========    ========


     The effective income tax rate differs from the federal corporate tax rate of 35% in 2003, 2002 and 2001 as follows
(in thousands):


                                 2003        2002        2001
                               --------    --------    --------
     Tax at statutory rate     $ 41,292    $ 34,511    $ 26,737
     State income taxes,  net
       of federal tax benefits    2,818       2,812       2,264
     Income tax credits            (900)       (638)       (638)
     Other, net                   1,039         292         284
                               --------    --------    --------
                               $ 44,249    $ 36,977    $ 28,647
                               ========    ========    ========


     At  December  31,  deferred  tax  assets   and   liabilities
consisted of the following (in thousands):

                                            2003        2002
                                          --------    --------
     Deferred tax assets:
     Insurance and claims accruals        $ 48,081    $ 34,914
     Allowance for uncollectible accounts    3,078       2,364
     Other                                   3,743       3,358
                                          --------    --------
         Gross deferred tax assets          54,902      40,636
                                          --------    --------

     Deferred tax liabilities:
     Property and equipment                219,849     211,135
     Prepaid expenses                       42,174      38,763
     Other                                   6,670      10,009
                                          --------    --------
         Gross deferred tax liabilities    268,693     259,907
                                          --------    --------
         Net deferred tax liability       $213,791    $219,271
                                          ========    ========

     These   amounts   (in  thousands)  are  presented   in   the
accompanying Consolidated Balance Sheets as of December 31 as follows:


                                            2003        2002
                                          --------    --------
     Current deferred tax liability       $ 15,151    $ 17,710
     Noncurrent deferred tax liability     198,640     201,561
                                          --------    --------
     Net deferred tax liability           $213,791    $219,271
                                          ========    ========

     The Company has not recorded a valuation allowance as it believes that all deferred tax assets are likely to be realized as a result of the Company's history of profitability, taxable income and reversal of deferred tax liabilities.

(6)  STOCK OPTION AND EMPLOYEE BENEFIT PLANS

Stock Option Plan

     The Company's Stock Option Plan (the Stock Option Plan) is a nonqualified plan that provides for the grant of options to management employees. Options are granted at prices equal to the market value of the common stock on the date the option is granted.

     Options granted become exercisable in installments from six to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is
14,583,334 shares. The Board of Directors has unanimously approved and recommended that the stockholders consider and approve an amendment to increase the maximum number of shares that may be optioned or sold under the Stock Option Plan by 5,416,666 shares. If a quorum exists at the May 11, 2004 Annual Meeting of Stockholders, and if the votes cast favoring the Plan Amendment exceed the votes cast opposing the Plan Amendment, the maximum number of shares that may be optioned or sold under the Stock Option Plan will be increased to 20,000,000.

     At December 31, 2003, 4,150,268 shares were available for granting additional options. At December 31, 2003, 2002, and 2001, options for 2,183,597, 1,598,594, and 1,036,064 shares with weighted average exercise prices of $8.45, $8.18, and $8.25 were exercisable, respectively.

     The following table summarizes Stock Option Plan activity for the three years ended December 31, 2003:


                                           Options Outstanding
                                      -----------------------------
                                                  Weighted-Average
                                        Shares     Exercise Price
                                      -----------------------------

     Balance, December 31, 2000        5,983,230       $ 7.82
       Options granted                 1,997,500         9.78
       Options exercised              (1,147,213)        7.49
       Options canceled                 (119,441)        7.68
                                      ----------
     Balance, December 31, 2001        6,714,076         8.46
       Options granted                     8,333        13.94
       Options exercised                (448,508)        7.96
       Options canceled                 (136,441)        7.47
                                      ----------
     Balance, December 31, 2002        6,137,460         8.52
       Options granted                         -            -
       Options exercised                (752,591)        8.19
       Options canceled                 (110,022)        7.84
                                      ----------
     Balance, December 31, 2003        5,274,847         8.58
                                      ==========





     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:


                                      Options Outstanding                Options Exercisable
                               -----------------------------------------------------------------
                               Weighted-Average  Weighted-Average               Weighted-Average
     Range of        Number       Remaining         Exercise         Number        Exercise
 Exercise Prices  Outstanding  Contractual Life       Price        Exercisable       Price
------------------------------------------------------------------------------------------------
$ 6.28 to $ 7.95   2,841,241      6.3 years          $ 7.56         1,269,600       $ 7.52
$ 8.96 to $ 9.77   2,370,606      7.1 years            9.74           868,083         9.70
$10.43 to $13.94      63,000      5.3 years           11.12            45,914        10.60
                   ---------                                        ---------
                   5,274,847      6.6 years            8.58         2,183,597         8.45
                   =========                                        =========


     The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. SFAS No. 123, Accounting for Stock-Based Compensation requires pro forma disclosure of net income and earnings per share had the estimated fair value of option grants on their grant date been charged to salaries, wages and benefits. The fair value of the options granted during 2002 and 2001 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.0 percent in 2002 and 5.0 percent in 2001; dividend yield of 0.4 percent in 2002 and 2001; expected life of 7.0 years in 2002 and 8.0 years in 2001; and volatility of 38 percent in 2002 and 2001. The weighted-average fair value of options granted during 2002 and 2001 was $6.28 and $4.90 per share, respectively. The table in Note 1 illustrates the effect on net income and earnings per share had the fair value of option grants been charged to salaries, wages, and benefits expense in the Consolidated Statements of Income.

Employee Stock Purchase Plan

     Employees meeting certain eligibility requirements may participate in the Company's Employee Stock Purchase Plan (the Purchase Plan). Eligible participants designate the amount of regular payroll deductions and/or single annual payment, subject to a yearly maximum amount, that is used to purchase shares of the Company's common stock on the Over-The-Counter Market subject to the terms of the Purchase Plan. The Company contributes an amount equal to 15% of each participant's contributions under the Purchase Plan. Company contributions for the Purchase Plan (in thousands) were $102, $106, and $108 for 2003, 2002, and 2001, respectively. Interest accrues on Purchase Plan contributions at a rate of 5.25%. The broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan are paid by the Company.

401(k) Retirement Savings Plan

     The Company has an Employees' 401(k) Retirement Savings Plan (the 401(k) Plan). Employees are eligible to participate in the 401(k) Plan if they have been continuously employed with the Company or its subsidiaries for six months or more. The Company matches a portion of the amount each employee contributes to the 401(k) Plan. It is the Company's intention, but not its obligation, that the Company's total annual contribution for employees will equal at least 2 1/2 percent of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes Company 401(k) Plan contributions and administrative expenses (in thousands) of $1,711, $1,599, and $1,574 for 2003, 2002, and 2001, respectively.

(7)  COMMITMENTS AND CONTINGENCIES

     The Company has committed to approximately $40 million of net capital expenditures.

     The Company is involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

(8)  RELATED PARTY TRANSACTIONS

     The Company leases land from a trust in which the Company's principal stockholder is the sole trustee, with annual rent payments of $1 per year. The Company has made leasehold improvements to the land totaling approximately $6.1 million for facilities used for business meetings and customer promotion.

     The Company's principal stockholder is the sole trustee of a trust that owns a one-third interest in an entity that operates a motel located nearby one of the Company's terminals with which the Company has committed to rent a guaranteed number of rooms. During 2003, 2002, and 2001, the Company paid $732,000, $542,000, and $145,000 for lodging services for its drivers at this motel.

     In 2003, the Company purchased 2.6 acres of land located adjacent to the Company's disaster recovery center in Omaha, Nebraska for $500,000 from a partnership in which the principal stockholder of the Company is the general partner.

     The brother and sister-in-law of the Company's principal stockholder own an entity with a fleet of tractors that operates as an owner-operator for the Company. During 2003, 2002, and 2001, the Company paid $5,888,000, $3,587,000, and $1,901,000 to this owner-operator for purchased transportation services. This fleet is compensated using the same owner-operator pay package as the Company's other third-party owner-operators. The Company also sells used revenue equipment to this entity. During 2003, 2002, and 2001, these sales totaled $292,000, $1,328,000, and $206,000, respectively, and the Company recognized gains of $55,000 and $6,000 in 2003 and 2002, respectively, and no gains or losses in 2001. The Company had 46 and 45 notes receivable from this entity related to the revenue equipment sales totaling $1,030,000 and $1,303,000 at December 31, 2003 and 2002, respectively.

     The Company believes that these transactions are on terms no less favorable to the Company than those that could be obtained from unrelated third parties on an arm's length basis.

(9)  SEGMENT INFORMATION

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

     The Company generates non-trucking revenues related to freight brokerage, freight transportation management, third-party equipment maintenance, and other business activities. None of these operations meet the quantitative threshold reporting requirements of SFAS No. 131. As a result, these operations are grouped in "Non-trucking" in the table below. The Company does not prepare separate balance sheets by segments and, as a result, assets are not separately identifiable by segment. The Company has no significant intersegment sales or expense transactions that would result in adjustments necessary to eliminate amounts between the Company's segments.

     The  following   tables   summarize  the  Company's  segment
information (in thousands):


                                                 Revenues
                                                ----------
                                     2003          2002          2001
                                  ----------    ----------    ----------
Truckload Transportation Services $1,348,245    $1,244,326    $1,196,518
Non-trucking                         109,521        97,130        74,001
                                  ----------    ----------    ----------
Total                             $1,457,766    $1,341,456    $1,270,519
                                  ==========    ==========    ==========

                                              Operating Income
                                              ----------------
                                     2003          2002          2001
                                  ----------    ----------    ----------
Truckload Transportation Services $  117,848    $   98,058    $   78,807
Non-trucking                           1,691         2,392           580
Corporate and other                   (2,035)         (996)          (58)
                                  ----------    ----------    ----------
Total                             $  117,504    $   99,454    $   79,329
                                  ==========    ==========    ==========

     Information as to the Company's operations by geographic area is summarized below (in thousands). Operating revenues for Mexico and Canada include revenues for shipments with an origin or destination in that country and services provided in that country.


                                            Operating Revenues
                                            ------------------
                                     2003          2002          2001
                                  ----------    ----------    ----------
United States                     $1,349,153    $1,260,957    $1,224,942
Canada                                30,886        19,725         5,637
Mexico                                77,727        60,774        39,940
                                  ----------    ----------    ----------
Total                             $1,457,766    $1,341,456    $1,270,519
                                  ==========    ==========    ==========



                                            Long-lived Assets
                                            -----------------
                                     2003          2002          2001
                                  ----------    ----------    ----------
United States                     $  796,627    $  829,506    $  715,321
Canada                                   142            49            53
Mexico                                 8,918         2,712           109
                                  ----------    ----------    ----------
Total                             $  805,687    $  832,267    $  715,483
                                  ==========    ==========    ==========


     Substantially all of the Company's revenues are generated within the United States or from North American shipments with origins or destinations in the United States. No one customer accounts for more than 9% of the Company's revenues.

(10) COMMON STOCK SPLITS

     On September 2, 2003, the Company announced that its Board of Directors declared a five-for-four split of the Company's common stock effected in the form of a 25 percent stock dividend. The stock dividend was paid on September 30, 2003, to stockholders of record at the close of business on September 16, 2003. On February 11, 2002, the Company announced that its Board of Directors declared a four-for-three split of the Company's common stock effected in the form of a 33 1/3 percent stock dividend. The stock dividend was paid on March 14, 2002, to stockholders of record at the close of business on February 25, 2002. No fractional shares of common stock were issued in connection with the 2003 and 2002 stock splits. Stockholders entitled to fractional shares received a proportional cash payment based on the closing price of a share of common stock on the record dates.

     All  share  and  per-share   information   included  in  the
accompanying  consolidated financial statements for  all  periods presented  have been adjusted to retroactively reflect  the  2003 and 2002 stock splits.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     (In thousands, except per share amounts)


                          First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                          ---------------------------------------------------------------
2003:
Operating revenues          $ 347,208       $ 362,290        $ 368,034       $ 380,234
Operating income               18,983          31,576           32,728          34,217
Net income                     11,839          19,859           20,516          21,513
Basic earnings per share          .15             .25              .26             .27
Diluted earnings per share        .15             .24              .25             .26

                          First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                          ---------------------------------------------------------------
2002:
Operating revenues          $ 312,575       $ 340,405        $ 336,096       $ 352,380
Operating income               17,285          27,138           27,156          27,875
Net income                     10,618          16,575           16,795          17,639
Basic earnings per share          .13             .21              .21             .22
Diluted earnings per share        .13             .20              .21             .22


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been required to be filed within the  twenty-four months prior to December 31, 2003,  involving  a
change   of  accountants  or  disagreements  on  accounting   and
financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to the Company's Proxy Statement.

Code of Ethics

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer/controller. The code of ethics is available on the Company's website, www.werner.com. The Company intends to post on its website any material changes to, or waiver from, its code of ethics, if any, within five business days of any such event.

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

Equity Compensation Plan Information

     The  following  table summarizes, as of December  31,  2003,
information   about   compensation  plans  under   which   equity
securities of the Company are authorized for issuance:


                                                                       Number of Securities
                                                                     Remaining Available for
                                                                      Future Issuance under
                      Number of Securities to    Weighted-Average      Equity Compensation
                      be Issued upon Exercise    Exercise Price of      Plans (Excluding
                      of Outstanding Options,  Outstanding Options,  Securities Reflected in
                        Warrants and Rights     Warrants and Rights        Column (a))
  Plan Category                (a)                     (b)                      (c)
  -----------------   -----------------------  --------------------  -----------------------
  Equity compensation
    plans approved by
    security holders         5,274,847                $8.58                  4,150,268


     The Company does not have any equity compensation plans that were not approved by security holders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

                            PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  Financial Statements and Schedules.

     (1)  Financial Statements:  See Part II, Item 8 hereof.
                                                                   Page
                                                                   ----
          Report of Independent Public Accountants                  21
          Consolidated Statements of Income                         22
          Consolidated Balance Sheets                               23
          Consolidated Statements of Cash Flows                     24
          Consolidated Statements of Stockholders' Equity and
            Comprehensive Income                                    25
          Notes to Consolidated Financial Statements                26

     (2)  Financial   Statement   Schedules:   The   consolidated
financial  statement  schedule  set  forth  under  the  following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.
                                                                   Page
                                                                   ----
          Schedule II - Valuation and Qualifying Accounts           42

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated
Financial Statements or Notes thereto.

     (3) Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (see
Exhibit Index on page 43).

(b)  Reports on Form 8-K:

     A report on Form 8-K, filed October 16, 2003, regarding a news release on October 15, 2003, announcing the Company's operating revenues and earnings for the third quarter ended
September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2004.

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


     Signature                     Position                 Date
     ---------                     --------                 ----
/s/ Clarence L. Werner    Chairman of the Board, Chief  March 1, 2004
------------------------- Executive Officer and Director
Clarence L. Werner

/s/ Gary L. Werner        Vice Chairman and             March 1, 2004
------------------------- Director
Gary L. Werner

/s/ Curtis G. Werner      Vice Chairman - Corporate     March 1, 2004
------------------------- Development and Director
Curtis G. Werner

/s/ Gregory L. Werner     President, Chief Operating    March 1, 2004
------------------------- Officer and Director
Gregory L. Werner

/s/ John J. Steele        Vice President, Treasurer and March 1, 2004
------------------------- Chief Financial Officer
John J. Steele

/s/ James L. Johnson      Vice President, Controller    March 1, 2004
------------------------- and Corporate Secretary
James L. Johnson

/s/ Jeffrey G. Doll       Lead Outside Director         March 1, 2004
-------------------------
Jeffrey G. Doll

/s/ Gerald H. Timmerman   Director                      March 1, 2004
-------------------------
Gerald H. Timmerman

/s/ Michael L. Steinbach  Director                      March 1, 2004
-------------------------
Michael L. Steinbach

/s/ Kenneth M. Bird       Director                      March 1, 2004
-------------------------
Kenneth M. Bird

/s/ Patrick J. Jung       Director                      March 1, 2004
-------------------------
Patrick J. Jung


                           SCHEDULE II

                    WERNER ENTERPRISES, INC.


                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)


                                  Balance at    Charged to    Write-Off     Balance at
                                 Beginning of   Costs and    of Doubtful      End of
                                    Period       Expenses      Accounts       Period
                                 ------------   ----------   -----------    ----------

  Year ended December 31, 2003:
  Allowance for doubtful accounts   $ 4,459       $ 1,914      $   330        $ 6,043
                                    =======       =======      =======        =======


  Year ended December 31, 2002:
  Allowance for doubtful accounts   $ 4,966       $ 1,175      $ 1,682        $ 4,459
                                    =======       =======      =======        =======


  Year ended December 31, 2001:
  Allowance for doubtful accounts   $ 3,994       $ 2,057      $ 1,085        $ 4,966
                                    =======       =======      =======        =======


               See independent auditors' report.

                          EXHIBIT INDEX


  Exhibit                                   Page Number or Incorporated
  Number          Description                       by Reference to
  -------         -----------                ---------------------------

  3(i)(A)  Revised and Amended Articles of   Exhibit 3 to Registration
           Incorporation                     Statement on Form S-1,
                                             Registration No. 33-5245

  3(i)(B)  Articles of Amendment to          Exhibit 3(i) to the
           Articles of Incorporation         Company's report on
                                             Form 10-Q for the
                                             quarter ended May 31, 1994

  3(i)(C)  Articles of Amendment to          Exhibit 3(i) to the
           Articles of Incorporation         Company's report on Form 10-
                                             K for the year ended
                                             December 31, 1998

  3(ii)    Revised and Amended               Exhibit 3(ii) to the
           By-Laws                           Company's report on Form 10-
                                             K for the year ended
                                             December 31, 1994

  10.1     Amended and Restated              Exhibit 4.3 to Registration
           Stock Option Plan                 Statement on Form S-8,
                                             Registration No. 333-103467

  11       Statement Re: Computation of      Filed herewith
           Per Share Earnings

  21       Subsidiaries of the               Filed herewith
           Registrant

  23.1     Consent of KPMG LLP               Filed herewith

  31.1     Rule 13a-14(a)/15d-14(a)          Filed herewith
           Certification

  31.2     Rule 13a-14(a)/15d-14(a)          Filed herewith
           Certification

  32.1     Section 1350 Certification        Filed herewith

  32.2     Section 1350 Certification        Filed herewith
