Form 10-Q
period 2004-03-31
WERNER ENTERPRISES INC
filed 2004-05-03
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
                                    OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

      As of April 30, 2004, 79,379,771 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

        Consolidated  Statements of Income for the Three Months  Ended
        March 31, 2004 and 2003                                           3

        Consolidated Condensed Balance Sheets as of March 31, 2004 and
        December 31, 2003                                                 4

        Consolidated  Statements of Cash Flows for  the  Three  Months
        Ended March 31, 2004 and 2003                                     5

        Notes  to  Consolidated  Financial  Statements as of March 31,
        2004                                                              6

Item 2. Management's  Discussion and Analysis of  Financial  Condition
        and Results of Operations                                         9

Item 3. Quantitative and Qualitative Disclosures About Market Risk       17

Item 4. Controls and Procedures                                          17


PART II - OTHER INFORMATION
Items 1, 3, 4, and 5. Not Applicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
        Equity Securities                                                18

Item 6. Exhibits and Reports on Form 8-K                                 19


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

     Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                  March 31
---------------------------------------------------------------------------
                                                     2004          2003
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $ 386,280     $ 347,208
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                     133,312       123,127
   Fuel                                              45,752        44,945
   Supplies and maintenance                          32,894        28,759
   Taxes and licenses                                27,512        25,720
   Insurance and claims                              19,507        19,141
   Depreciation                                      34,985        32,721
   Rent and purchased transportation                 63,150        50,082
   Communications and utilities                       4,548         3,995
   Other                                               (239)         (265)
                                                ---------------------------
    Total operating expenses                        361,421       328,225
                                                ---------------------------

Operating income                                     24,859        18,983
                                                ---------------------------

Other expense (income):
   Interest expense                                       2           305
   Interest income                                     (535)         (274)
   Other                                                 37             9
                                                ---------------------------
    Total other expense (income)                       (496)           40
                                                ---------------------------

Income before income taxes                           25,355        18,943

Income taxes                                          9,787         7,104
                                                ---------------------------

Net income                                        $  15,568     $  11,839
                                                ===========================

Average common shares outstanding                    79,594        79,701
                                                ===========================

Basic earnings per share                          $     .20     $     .15
                                                ===========================

Diluted shares outstanding                           81,357        81,423
                                                ===========================

Diluted earnings per share                        $     .19     $     .15
                                                ===========================

Dividends declared per share                      $    .025     $    .016
                                                ===========================

                          WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)               March 31    December 31
---------------------------------------------------------------------------
                                                     2004         2003
---------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                      $  118,680    $  101,409
   Accounts receivable, trade, less allowance of
     $7,224 and $6,043, respectively                 154,116       152,461
   Other receivables                                  11,592         8,892
   Inventories and supplies                            9,458         9,877
   Prepaid taxes, licenses and permits                11,677        14,957
   Other current assets                               19,396        17,691
                                                ---------------------------
     Total current assets                            324,919       305,287
                                                ---------------------------
Property and equipment                             1,277,995     1,261,252
Less - accumulated depreciation                      473,840       455,565
                                                ---------------------------
     Property and equipment, net                     804,155       805,687
                                                ---------------------------
Other non-current assets                              10,746        10,553
                                                ---------------------------
                                                  $1,139,820    $1,121,527
                                                ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $   38,238    $   40,903
   Insurance and claims accruals                      58,908        55,201
   Accrued payroll                                    18,441        15,828
   Income taxes payable                                9,709         2,288
   Current deferred income taxes                      15,151        15,151
   Other current liabilities                          14,915        13,104
                                                ---------------------------
     Total current liabilities                       155,362       142,475
                                                ---------------------------
Insurance and claims accruals, net of current
  portion                                             74,301        71,301
Deferred income taxes                                195,795       198,640
Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 79,287,257 and 79,714,271 shares
     outstanding, respectively                           805           805
   Paid-in capital                                   108,211       108,706
   Retained earnings                                 627,596       614,011
   Accumulated other comprehensive loss                 (790)         (837)
   Treasury stock, at cost; 1,246,279 and
     819,265 shares, respectively                    (21,460)      (13,574)
                                                ---------------------------
     Total stockholders' equity                      714,362       709,111
                                                ---------------------------
                                                  $1,139,820    $1,121,527
                                                ===========================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
(In thousands)                                            March 31
---------------------------------------------------------------------------
                                                     2004          2003
---------------------------------------------------------------------------
                                                         (Unaudited)
Cash flows from operating activities:
   Net income                                      $ 15,568      $ 11,839
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    34,985        32,721
     Deferred income taxes                           (2,845)        3,031
     Gain on disposal of property and equipment      (2,000)       (1,355)
     Tax benefit from exercise of stock options         369           359
     Other long-term assets                            (105)           28
     Insurance claims accruals, net of current
       portion                                        3,000         5,500
     Changes in certain working capital items:
       Accounts receivable, net                      (1,655)       (4,989)
       Other current assets                            (706)        4,120
       Accounts payable                              (2,665)      (16,994)
       Other current liabilities                     15,562         6,002
                                                ---------------------------
    Net cash provided by operating activities        59,508        40,262
                                                ---------------------------

Cash flows from investing activities:
   Additions to property and equipment              (48,099)      (20,738)
   Retirements of property and equipment             15,678        10,682
   Decrease in notes receivable                         880           357
                                                ---------------------------
    Net cash used in investing activities           (31,541)       (9,699)
                                                ---------------------------

Cash flows from financing activities:
   Dividends on common stock                         (1,993)       (1,275)
   Repurchases of common stock                       (9,443)       (1,993)
   Stock options exercised                              645           838
                                                ---------------------------
    Net cash used in financing activities           (10,791)       (2,430)
                                                ---------------------------

Effect of exchange rate fluctuations on cash             95             -
Net increase in cash and cash equivalents            17,271        28,133
Cash and cash equivalents, beginning of period      101,409        29,885
                                                ---------------------------
Cash and cash equivalents, end of period           $118,680      $ 58,018
                                                ===========================
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
   Interest                                        $      2      $    305
   Income taxes                                    $  4,705      $     78
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                     $    968      $     54


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was $95 and ($87) (in thousands) for the three-month periods ended March 31, 2004 and 2003, respectively.

(2)  Long-Term Debt

     As of March 31, 2004, the Company has two credit facilities with banks totaling $75 million which expire May 16, 2005 and October 22, 2005 and bear variable interest based on the London Interbank Offered Rate (LIBOR), on which no borrowings were outstanding. As of March 31, 2004, the credit available pursuant to these bank credit facilities is reduced by $29.1 million in letters of credit the Company maintains. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization  and  rentals  payable (EBITDAR)  as  defined  in  the  credit facility. While the Company had no borrowings pursuant to these credit facilities as of March 31, 2004, the Company was in compliance with these covenants at March 31, 2004.

(3)  Commitments

     As of March 31, 2004, the Company has commitments for net capital expenditures of approximately $117 million.

(4)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below. Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.


                                          (in thousands, except per share
                                                      amounts)
                                                 Three Months Ended
                                                      March 31
                                          -------------------------------
                                                  2004       2003
                                          -------------------------------
Net income                                     $  15,568  $  11,839
                                          ===============================

Average common shares outstanding                 79,594     79,701
Common stock equivalents                           1,763      1,722
                                          -------------------------------
Diluted shares outstanding                        81,357     81,423
                                          ===============================
Basic earnings per share                       $     .20  $     .15
                                          ===============================
Diluted earnings per share                     $     .19  $     .15
                                          ===============================


     There were no options to purchase shares of common stock which were outstanding during the periods indicated above, but excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares.

(5)  Stock Based Compensation

     At March 31, 2004, the Company has a nonqualified stock option plan. The Company did not grant any stock options during the three-month periods ended March 31, 2004 and 2003. The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.


                                          (in thousands, except per share
                                                      amounts)
                                                 Three Months Ended
                                                      March 31
                                          -------------------------------
                                                  2004       2003
                                          -------------------------------
Net income, as reported                        $  15,568  $  11,839
Less: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                         354        629
                                          -------------------------------
Net income, pro forma                          $  15,214  $  11,210
                                          ===============================

Earnings per share:
  Basic - as reported                          $     .20  $     .15
                                          ===============================
  Basic - pro forma                            $     .19  $     .14
                                          ===============================
  Diluted - as reported                        $     .19  $     .15
                                          ===============================
  Diluted - pro forma                          $     .19  $     .14
                                          ===============================


     The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 14,583,334 shares, and the maximum aggregate number of options that may be granted to any one person is 1,562,500 options. The Board of Directors has unanimously approved and recommended that the stockholders consider and approve an amendment to increase the maximum number of shares that may be optioned or sold under the Stock Option Plan by 5,416,666 shares and an amendment to increase the maximum aggregate number of options that may be granted to any one person under the Plan by 1,000,000. If a quorum exists at the May 11, 2004 Annual Meeting of Stockholders, and if the votes cast favoring the Plan Amendments exceed the votes cast opposing the Plan Amendments, the maximum number of shares that may be optioned or sold under the Stock Option Plan will be increased to 20,000,000 and the maximum aggregate number of options that may be granted to any one person under the Plan will be increased to 2,562,500.

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

     The Company generates non-trucking revenues related to freight brokerage, freight transportation management, third-party equipment maintenance, and other business activities. None of these operations meet the quantitative threshold reporting requirements of SFAS No. 131. As a result, these operations are grouped in "Non-trucking and other" in the table below. The Company does not prepare separate balance sheets by segments and, as a result, assets are not separately identifiable by segment. The Company has no significant intersegment sales or expense transactions that would result in adjustments necessary to eliminate amounts between the Company's segments.

     The following tables summarize the Company's segment information (in thousands of dollars):

                                                          Revenues
                                                          --------
                                                     Three Months Ended
                                                          March 31
                                                   ----------------------
                                                       2004       2003
                                                   ----------------------

Truckload Transportation Services                    $347,704   $325,081
Non-trucking and other                                 38,576     22,127
                                                   ----------------------
Total                                                $386,280   $347,208
                                                   ======================

                                                      Operating Income
                                                      ----------------
                                                     Three Months Ended
                                                          March 31
                                                   ----------------------
                                                       2004       2003
                                                   ----------------------
Truckload Transportation Services                     $24,034   $18,322
Non-trucking                                            1,923       788
Corporate and other                                    (1,098)     (127)
                                                   ----------------------
Total                                                 $24,859   $18,983
                                                   ======================


     The 2003 amounts of Truckload Transportation Services and Non-trucking and Corporate and other operating income have been reclassified to account for a change in the way the operations are grouped.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This report contains forward-looking statements which are based on information currently available to the Company's management. Actual results could differ materially from those anticipated in forward-looking statements as a result of a number of factors, including, but not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company assumes no obligation to update any forward-looking statement to the extent it becomes aware that it will not be achieved for any reason.

Overview:

      The Company operates in the truckload segment of the trucking industry, with a focus on transporting consumer nondurable products that ship more consistently throughout the year. Operating revenues consist of trucking revenues generated by the Company's five trucking fleets (medium/long-haul van, dedicated, regional short-haul, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's Value Added Services division. Trucking revenues accounted for 91% of total operating revenues in first quarter 2004, and non-trucking and other operating revenues accounted for 9%.

      Trucking services typically generate revenue on a per-mile basis. Other sources of trucking revenue include fuel surcharges and accessorial revenue such as stop charges, loading/unloading charges, and equipment detention charges. Because fuel surcharge revenues fluctuate in response to changes in the cost of fuel, these revenues are identified separately within the operating statistics table and are excluded from the statistics to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, excluding fuel surcharges, are revenue per truck per week, the per-mile rates charged to customers, the average monthly miles generated per tractor, the percentage of empty miles, the average trip length, and the number of tractors in service. General economic conditions, seasonal freight patterns in the trucking industry, and industry capacity are key factors that impact these statistics.

     The primary industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. These expenses generally vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the possible distortion of the percentage of total operating revenues caused by changes in fuel surcharge revenues and non-trucking revenues. As discussed further in the comparison of operating results for first quarter 2004 to first quarter 2003, several industry-wide issues, including the new hours of service regulations, a challenging driver recruiting market, and rising fuel prices, could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers, equipment licensing fees (included in taxes and licenses expense), and the fixed component of insurance and claims expense representing cargo and liability insurance premiums. These costs have been affected by the new engine emission standards that became effective in October 2002 and are increasing truck purchase costs and the increases in insurance premiums over the last few years. The trucking operations require substantial cash expenditures for tractors and trailers. The Company has maintained a three-year replacement cycle for company-owned tractors. These purchases are funded by net cash from operations, as the Company repaid its last remaining debt in December 2003.

       Non-trucking  services  provided  by  the  Company  include  freight brokerage, freight transportation management, intermodal, and other services. Unlike the Company's trucking operations, the non-trucking operation is a non-asset-based business dependent upon information systems, qualified employees, and the services of other third-party freight providers. For shipments where a third-party provider is utilized to provide some or all of the service, the Company records revenue for the shipment for the dollar value of services billed by the Company to the customer, and records the costs of transportation paid by the Company to the third-party provider as rent and purchased transportation expense. Other expenses include salaries and benefits and system-related depreciation. The Company evaluates the non-trucking operations by reviewing the gross margin (non-trucking revenues less non-trucking rent and purchased transportation expense) and the operating ratios. The operating ratios for the non-trucking business are generally higher than those of the trucking operations resulting in lower operating margins, but the returns on assets are generally higher.

Financial Condition:

      During the three months ended March 31, 2004, the Company generated cash flow from operations of $59.5 million, a 47.8% increase ($19.2 million) in cash flow compared to the same three-month period a year ago. This increase was primarily due to a $17.9 million decrease in the accounts payable for revenue equipment from December 2002 to March 2003 compared to a $2.7 million decrease in the accounts payable for revenue equipment from December 2003 to March 2004. These changes were primarily the result of the Company pre-buying tractors beginning in third quarter 2002 (as explained in the next paragraph) which were paid by the end of first quarter 2003 and purchasing fewer tractors during 2003 as a result of the pre-buy. These changes in the accounts payable for revenue equipment resulted in an increase in cash flow from operations between periods of $15.2 million. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $32.4 million, repurchase common stock of $9.4 million, and pay common stock dividends of $2.0 million.
Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

     Net cash used in investing activities in first quarter 2004 increased by $21.8 million from $9.7 million in the first quarter 2003 to $31.5 million in first quarter 2004. The large increase was due primarily to the Company's accelerated purchases of tractors with pre-October 2002 engines in the latter part of 2002 and purchasing fewer tractors in 2003, including first quarter. The Environmental Protection Agency (EPA) required all truck engines manufactured after October 1, 2002 to comply with new engine emission standards. In 2002, the Company purchased a significant number of new trucks with engines manufactured prior to October 2002, in addition to the normal number of new trucks required for the Company's three-year replacement cycle. This pre-buy enabled the Company to delay the impact of using trucks with new engines in its fleet by approximately one year and provided for additional testing time. During first quarter 2004 the Company increased the percentage of its fleet that consisted of trucks with new EPA-compliant engines to approximately 15% at March 31, 2004 from approximately 10% at December 31, 2003. To date, the Company's testing indicates that the fuel mile per gallon (mpg) degradation with the new engines is a reduction of approximately 0.3 mpg to 0.5 mpg. Also, depreciation expense is increasing due to the higher cost of the new engines. The average age of the Company's truck fleet was 1.7 years at March 31, 2004. The Company now plans to maintain its three-year sale/trade cycle for tractors and does not expect the age of its truck fleet to increase significantly during 2004.

     Management believes the Company's financial position at March 31, 2004 is strong. As of March 31, 2004, the Company had $118.7 million of cash and cash equivalents, no debt, and $714.4 million of stockholders' equity. As of March 31, 2004, the Company has no equipment operating leases, and, therefore has no off-balance sheet equipment debt. The Company maintains $29.1 million in letters of credit as of March 31, 2004. These letters of credit are primarily required as security for insurance policies. As of March 31, 2004, the Company has $75 million of credit pursuant to credit facilities, on which no borrowings were outstanding. The credit available under these facilities is reduced by the $29.1 million in letters of credit.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.


                                                   Three Months Ended
                                                         March 31
                                                ------------------------
                                                     2004       2003
                                                ------------------------
Operating revenues                                  100.0%     100.0%
                                                ------------------------
Operating expenses:
     Salaries, wages and benefits                    34.5       35.5
     Fuel                                            11.9       12.9
     Supplies and maintenance                         8.5        8.3
     Taxes and licenses                               7.1        7.4
     Insurance and claims                             5.0        5.5
     Depreciation                                     9.1        9.4
     Rent and purchased transportation               16.4       14.4
     Communications and utilities                     1.2        1.2
     Other                                           (0.1)      (0.1)
                                                ------------------------
          Total operating expenses                   93.6       94.5
                                                ------------------------
Operating income                                      6.4        5.5
Total other expense (income)                         (0.1)       0.0
                                                ------------------------
Income before income taxes                            6.5        5.5
Income taxes                                          2.5        2.1
                                                ------------------------
Net income                                            4.0%       3.4%
                                                ========================


     The following table sets forth certain industry data regarding the freight revenues and operations of the Company.


                                              Three Months Ended
                                                   March 31            %
                                                2004     2003       Change
                                             -----------------------------
Trucking revenues, net of fuel surcharge (1)  $329,733 $306,514      7.6%
Trucking fuel surcharge revenues (1)            17,971   18,567     (3.2%)
Non-trucking revenues (1)                       36,253   20,149     79.9%
Other operating revenues (1)                     2,323    1,978     17.4%
                                              -------- --------
    Operating revenues (1)                    $386,280 $347,208     11.3%
                                              ======== ========

Average monthly miles per tractor               10,034    9,908      1.3%
Average revenues per total mile (2)             $1.298   $1.247      4.1%
Average revenues per loaded mile (2)            $1.470   $1.395      5.4%
Average percentage of empty miles                11.69%   10.59%    10.4%
Average trip length in miles (loaded)              580      663    (12.5%)
Average tractors in service                      8,436    8,268      2.0%
Average revenues per truck per week (2)         $3,007   $2,852      5.4%

Total tractors (at quarter end)
    Company                                      7,495    7,275
    Owner-operator                                 930    1,000
                                              -------- --------
         Total tractors                          8,425    8,275

Total trailers (at quarter end)                 22,960   21,040


(1) Amounts in thousands.
(2) Net of fuel surcharge revenues.


Three Months Ended March 31, 2004 Compared to Three Months Ended March  31,
---------------------------------------------------------------------------
2003
----

      Operating revenues increased 11.3% for the three months ended March 31, 2004, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues increased 7.6% due primarily to a 4.1% increase in revenue per total mile, excluding fuel surcharges, a 2.0% increase in the average number of tractors in service, and a 1.3% increase in average miles per tractor. Revenue per total mile, excluding fuel surcharges, increased due to customer rate increases, an improvement in freight selection, and a 12.5% decrease in the average loaded trip length due to growth in the Company's regional and dedicated fleets. The Company grew its dedicated fleet by 850 trucks, from almost one-quarter of the total truck fleet in first quarter 2003 to over one-third of the total truck fleet in first quarter 2004. The majority of the growth in the dedicated fleet was offset by a decrease in the Company's medium-to-long haul van fleet. Dedicated fleet business tends to have lower miles per trip, a higher empty mile percentage, a higher rate per loaded mile, and lower miles per truck. The growth in dedicated business had a corresponding effect on these same operating statistics for the entire Company, as reported on the previous page. Freight demand in first quarter 2004 was stronger than the weaker demand of first quarter 2003. Typically freight volumes weaken in first quarter from the seasonally strong fourth quarter and then begin improving near the end of the quarter. However, in first quarter 2004, the normal seasonal freight decline was much lower. As the quarter progressed, freight volumes continued their expected seasonal improvement which continued into the month of April 2004.

     On January 4, 2004, new hours of service (HOS) regulations became effective for the trucking industry. The Company anticipated that the new regulations could have an overall negative impact on our average miles per tractor due to operational changes, primarily resulting from the new 14-hour on-duty rule. However, for first quarter 2004 compared to first quarter 2003, average miles per tractor increased 1.3%, even after considering the 12.5% decline in average trip length. This increase is attributable to the Company's extensive HOS planning and driver training, effective utilization of its paperless log software, improved freight demand, better throughput at customer shipping and receiving facilities, the new 34-hour restart driving rule, and one more business day in first quarter 2004 compared to first quarter 2003 (64 business days compared to 63 business days).

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, decreased from $18.6 million in first quarter 2003 to $18.0 million in first quarter 2004 due to lower average fuel prices in first quarter 2004 (see fuel explanation below).

      Non-trucking revenues increased by 79.9% for the three months ended March 31, 2004, compared to the same period of the prior year. Most of this revenue growth came from the Company's brokerage group. Non-trucking revenue consists of freight brokerage, freight transportation management, and intermodal services. During the latter part of 2003 and continuing into 2004, the Company expanded its brokerage and intermodal service offerings by adding senior management and developing new computer systems. The following table details the non-trucking revenue and the related rent and purchased transportation expense:


                                           Three Months Ended
                                                March 31
Non-trucking operations                     2004       2003
-----------------------                    ------     ------
Revenues                                 $ 36,253   $ 20,149
Rent and purchased transportation expense  32,954     18,691
                                           ------     ------
Gross margin                             $  3,299   $  1,458
                                           ======     ======


     Operating expenses, expressed as a percentage of operating revenues, were 93.6% for the three months ended March 31, 2004, compared to 94.5% for the three months ended March 31, 2003. Other expense items, when expressed as a percentage of total revenues, appear lower in first quarter 2004 versus first quarter 2003 because of the additional non-trucking revenue as well as the higher revenue per mile. Owner-operator miles as a percentage of total miles were 12.3% in first quarter 2004 compared to 13.3% in first quarter 2003. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, it has been more difficult to attract and retain owner-operator drivers due to the challenging operating conditions.

       Salaries, wages and benefits decreased from 35.5% to 34.5% of revenues due primarily to the effect of the increases in non-trucking revenue and revenue per mile, partially offset by the growth in the percentage of company-owned trucks to total trucks from 87.9% in first quarter 2003 to 89.0% in first quarter 2004. On a cost per total mile basis, salaries, wages and benefits increased from 50.1 cents per mile to
52.5 cents per mile. The increase on a cost per mile basis is primarily the result of higher non-driver salaries, wages, and benefits related to the non-trucking operations and higher driver pay per mile. As a result of the new hours of service (HOS) regulations effective at the beginning of first quarter 2004, the Company increased driver pay in the non-dedicated fleets for multiple stop shipments. Additional revenue from increased rates per stop offset most of the increased driver pay. In addition, effective July 2003, the Company changed its monthly mileage bonus pay program for Van solo drivers. The monthly mileage bonus pay increased from $0.8 million in first quarter 2003 to $1.3 million in first quarter 2004. The increase in dedicated business as a percentage of total trucking business also contributed to the increase in driver pay per mile as dedicated drivers are usually compensated at a higher rate per mile due to the lower average miles per truck. The Company renewed its workers' compensation insurance coverage, and for the policy year beginning April 2004, the Company continues to maintain a self-insurance retention of $1.0 million per claim and is now responsible for an annual aggregate amount of $1.0 million for claims above $1.0 million and below $2.0 million. The

Company's premiums for this coverage decreased slightly over the premiums from the prior policy year.

     The market for recruiting drivers became increasingly challenging in first quarter 2004. For over two years, the owner-operator driver market has been difficult. In recent months, the market for recruiting experienced drivers tightened. While also challenging, the Company continues to have success recruiting drivers from driver training schools. In addition to the driver stop pay and detention pay changes and increased mileage bonus pay for Van solo drivers described above, the Company also instituted an optional per diem reimbursement program for eligible company drivers beginning in April 2004. This program is expected to increase a company driver's net pay per mile, after taxes. The tax benefits of this per diem program are going to the Company's drivers. As a result, it is expected that salaries, wages, and benefits will be slightly lower, and the Company's effective income tax rate will be higher beginning in second quarter 2004 than in first quarter 2004. The per diem program is expected to be cost neutral to the Company and increase driver satisfaction through higher net pay per mile. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and additional increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel decreased from 12.9% to 11.9% of revenues due primarily to lower fuel prices and the effect of the increases in non-trucking revenue and revenue per mile, partially offset by the growth in the percentage of company-owned trucks to total trucks from 87.9% in first quarter 2003 to 89.0% in first quarter 2004. Average fuel prices in first quarter 2004 were three cents a gallon, or 3%, lower than the record-high fuel prices of first quarter 2003. Fuel prices in first quarter 2004 were significantly higher than historical price levels and were thirty-three cents a gallon higher than average prices during the first quarters of the four years prior to 2003. To lessen the effect of fluctuating fuel prices on the
Company's margins, the Company collects fuel surcharge revenues from its customers. These surcharge programs, which automatically adjust weekly through fuel surcharge price brackets, continued to be in effect during first quarter 2004. The Company's fuel surcharge program recoups much of the higher cost of fuel, except for miles not billable to customers, out of route miles, and truck engine idling. Fuel expense, after considering the amounts collected from customers through fuel surcharge programs, net of reimbursement to owner-operators, had no positive or negative impact on first quarter 2004 earnings per share compared to first quarter 2003 earnings per share. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

      Fuel prices for the month of April 2004 were 22 cents a gallon, or 24%, higher than the same period in April 2003. Fuel prices declined in the latter part of March 2003 after the beginning of the war in Iraq. As disclosed previously by the Company, during second quarter 2003 earnings per share were positively impacted by two cents a share compared to second quarter 2002 due to the temporary lag benefit of fuel surcharge revenues. Assuming that current fuel price levels as of April 30 continue through the remainder of second quarter 2004, the Company anticipates that fuel will have a negative impact of approximately five cents per share in second quarter 2004 compared to second quarter 2003.

     In April 2004, the price of diesel fuel in the Western United States, particularly California, spiked well above the national average. As of April 26, 2004, the Department of Energy (DOE) weekly survey price per gallon for diesel fuel (which includes fuel taxes) was $2.103 per gallon in the Western five states (PADD 5), $2.247 in California, and $1.718 for the National Average. Most shipper/carrier contracts use the DOE National

Average fuel price to determine the weekly fuel surcharge rate per mile. Since the Company's trucks have historically yielded about six miles per gallon, before considering the mpg degradation related to the new engines, each six-cent per gallon increase in the cost of fuel increases the Company's cost per mile by about one cent per mile. Approximately 10% of the Company's miles during first quarter 2004 were in the Western five states (PADD 5). Management is currently meeting with its larger customers that have a significant amount of miles in these Western states to discuss the recent rapid increase in fuel pricing in the West. Management is also negotiating changes to its fuel surcharge contracts for certain of these customers, with the goal to recover as much of the Western fuel price increase as possible.

       Insurance and claims decreased from 5.5% to 5.0% of revenues due primarily to decreases in both the number of claims and cost per claim, primarily offset by an increase in the cost of catastrophic claims and negative reserve development on certain significant claims during first quarter 2004. The increases in non-trucking revenue and revenue per mile also contributed to the decrease as the percentage of revenue. The Company's premium rate for liability coverage up to $3.0 million per claim is fixed through August 1, 2004, while coverage levels above $3.0 million per claim were renewed effective August 1, 2003 for a one-year period. For the policy year beginning August 2003, the Company's total premiums for liability insurance increased by approximately $1.3 million. This increase includes premiums for terrorism coverage. The Company has been responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage since August 1, 1992. The Company is also responsible for varying annual aggregate amounts of liability for claims above $500,000 and below $10.0 million. For the policy year beginning August 1, 2003, these annual aggregate amounts total $13.5 million. For the policy year beginning August 1, 2003, the Company is self-insured for claims in excess of $3.0 million and less than $5.0 million, subject to an annual maximum aggregate of $6.0 million if several claims were to occur in this layer. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims in this layer. Liability claims in excess of $10.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. The Company's primary liability insurance policies for coverage ranging from $500,000 per claim to $10,000,000 per claim renew on August 1, 2004. Based on current insurance market conditions, the Company expects the annual premium cost for renewing the insurance coverage for the $500,000 - $3,000,000 layer it has maintained for the last six years (which is currently less than 5% of total insurance and claims expense) may be substantially higher. As a result, the Company may elect to increase its self-insurance retention amount from $500,000 per claim to a higher amount per claim in August 2004.

     Rent and purchased transportation increased from 14.4% to 16.4% of revenues due primarily to the increase in non-trucking revenues and the corresponding increase in purchased transportation expense related to this business, as described above, offset partially by a decrease in the number of owner-operator tractors. The Company has experienced difficulty recruiting and retaining owner-operators because of challenging operating conditions. This has resulted in a reduction of the number of owner-operator tractors from 1,000 as of March 31, 2003, to 930 as of March 31, 2004.

     Other operating expenses were (0.1)% of revenues in first quarter 2003 and first quarter 2004. In first quarter 2004, the Company realized gains of $1.6 million on sales of used revenue equipment, primarily trucks, to third parties through its Fleet Truck Sales retail network, compared to gains of $1.4 million in first quarter 2003. The gains increased primarily due to an increase in the number of trucks sold in first quarter 2004.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) increased from 37.5% for the three-month period ended March 31, 2003 to 38.5% for the three-month period ended March 31, 2004 due to an increase in non-deductible expenses for tax purposes related to the implementation of a per diem pay program for student drivers in fourth quarter 2003. The implementation of an additional per diem pay program for eligible company drivers in April 2004 is expected to further increase the Company's effective income tax rate in second quarter 2004 from the 38.5% effective income tax rate reported in first quarter 2004.

Regulations:

     The Federal Motor Carrier Safety Administration (FMCSA) of the U.S. Department of Transportation issued a final rule on April 24, 2003 that made several changes to the regulations which govern truck drivers' hours of service (HOS). The new rules became effective on January 4, 2004. Beginning October 2003, Werner Enterprises started testing the HOS with its drivers using its proprietary Paperless Log System software, modified for the new HOS rules. This testing, combined with a comprehensive driver-training program, helped to prepare the Company for the HOS changes. The Company anticipated that the new regulations could have an overall negative impact on its average miles per tractor due to operational changes; however, average miles per tractor were essentially flat when comparing first quarter 2004 to first quarter 2003, after adjusting for the one additional business day in first quarter 2004. Effective January 2004, the Company increased its accessorial charges to customers for multiple stop shipments and its rates for tractor detention. Werner also raised its driver pay for multiple stop shipments and unanticipated delays.

     On April 13, 2004, oral arguments were heard before the United States Circuit Court of Appeals for the District of Columbia on a lawsuit filed by Public Citizen challenging the revised hours-of-service regulations that went into effect on January 4, 2004. The American Trucking Associations and several other motor carrier organizations filed briefs supporting the new hours-of-service. A ruling is expected within two to six months and could be as early as June or July.

     The Court has several options that range from making no changes to the existing regulations, to sending the regulations back to the federal government for further justification, to throwing out the new regulations entirely.

Accounting Standards:

      In December 2003, the Financial Accounting Standards Board (FASB) revised FASB Interpretation (FIN) No. 46, Consolidation of Variable
Interest Entities. FIN No. 46(R) addresses consolidation by business enterprises of certain variable interest entities. For public entities that are not small business issuers, the provisions of FIN No. 46(R) are effective no later than the end of the first reporting period that ends after March 15, 2004. If the variable interest entity is considered to be a special-purpose entity, FIN No. 46(R) shall be applied no later than the first reporting period that ends after December 15, 2003. As of March 31, 2004, management has determined that adoption of this interpretation did not have any material effect on the financial position, results of operations, and cash flows of the Company.

      The FASB issued an exposure draft on March 31, 2004 addressing accounting for share-based payments. The objective of this proposed statement is to make one accounting standard available for share-based payments that would require a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions. For public entities, the proposed statement would be applied prospectively for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. Additionally, public entities would apply the provisions of the proposed statement in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted. If the final statement is issued as proposed, management anticipates that adopting the new statement will have a negative impact of approximately one cent per share for the year ending December 31, 2005, representing the expense to be recognized for the unvested portion of awards which were granted prior to January 1, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for first quarter 2004 and prior periods. To date, the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

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

                                  PART II

                             OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     On December 29, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 4,166,666 shares of its common stock. On November 24, 2003, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 3,965,838 shares for a total of 8,132,504 shares. As of March 31, 2004, the Company had purchased 3,674,104 shares pursuant to this authorization and had 4,458,400 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue until withdrawn by the Board of Directors.

     The  following tables summarize the Company's common stock repurchases
during  the first quarter of 2004 made pursuant to this authorization.   No
shares were purchased during the quarter other than through this program.

                   Issuer Purchases of Equity Securities


                                                                                          Maximum Number
                                                                                         (or Approximate
                                                                  Total Number of        Dollar Value) of
                                                                 Shares (or Units)    Shares (or Units) that
                       Total Number of                         Purchased as Part of         May Yet Be
                      Shares (or Units)   Average Price Paid    Publicly Announced      Purchased Under the
      Period              Purchased       per Share (or Unit)    Plans or Programs       Plans or Programs
                     ---------------------------------------------------------------------------------------
January 1-31, 2004           -                    -                     -                    4,970,000
February 1-29, 2004        224,700            $18.5937                224,700                4,745,300
March 1-31, 2004           286,900            $18.3533                286,900                4,458,400
                     ------------------                        --------------------
Total                      511,600            $18.4589                511,600                4,458,400
                     ==================                        ====================


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 3(i)(A) Revised and Amended Articles of Incorporation (Incorporated by reference to Exhibit 3 to Registration Statement on Form S-1, Registration No. 33-5245)
     Exhibit 3(i)(B) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-Q for the quarter ended May 31, 1994)
     Exhibit 3(i)(C) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-K for the year ended December 31, 1998)
     Exhibit 3(ii) Revised and Amended By-Laws
     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification
     Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification
     Exhibit 32.1 Section 1350 Certification
     Exhibit 32.2 Section 1350 Certification

(b)  Reports on Form 8-K.


     (i) A report on Form 8-K, filed January 28, 2004, regarding a news release on January 22, 2004, announcing the Company's operating revenues and earnings for the fourth quarter and year ended December 31, 2003.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:       May 3, 2004         By:  /s/ John J. Steele
       --------------------          -----------------------------------
                                     John J. Steele
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Date:       May 3, 2004         By:  /s/ James L. Johnson
       --------------------          -----------------------------------
                                     James L. Johnson
                                     Vice President, Controller and
                                     Corporate Secretary