Form 10-Q
period 2004-06-30
WERNER ENTERPRISES INC
filed 2004-08-02
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
                                    OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

      As of July 31, 2004, 79,250,571 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q
                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated  Statements of Income for the Three Months  Ended
         June 30, 2004 and 2003                                           3

         Consolidated  Statements of Income for the  Six  Months  Ended
         June 30, 2004 and 2003                                           4

         Consolidated Condensed Balance Sheets as of June 30, 2004  and
         December 31, 2003                                                5

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2004 and 2003                                           6

         Notes to Consolidated Financial Statements as of June 30, 2004   7

Item 2.  Management's  Discussion and Analysis of  Financial  Condition
         and Results of Operations                                       10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      19

Item 4.  Controls and Procedures                                         19

PART II - OTHER INFORMATION
Items 1 and 3. Not Applicable

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
         Equity Securities                                               20

Item 4.  Submission of Matters to a Vote of Security Holders             21

Item 5.  Other Information                                               22

Item 6.  Exhibits and Reports on Form 8-K                                22

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

     Operating results for the three-month and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                   June 30
---------------------------------------------------------------------------
                                                     2004          2003
---------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                                $ 411,115     $ 362,290
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                     134,296       127,821
   Fuel                                              50,105        37,188
   Supplies and maintenance                          34,802        29,709
   Taxes and licenses                                27,428        25,836
   Insurance and claims                              20,022        17,881
   Depreciation                                      35,644        32,981
   Rent and purchased transportation                 71,201        54,961
   Communications and utilities                       4,450         3,980
   Other                                             (1,824)          357
                                                ---------------------------
    Total operating expenses                        376,124       330,714
                                                ---------------------------

Operating income                                     34,991        31,576
                                                ---------------------------

Other expense (income):
   Interest expense                                       4           283
   Interest income                                     (551)         (508)
   Other                                                 57            28
                                                ---------------------------
    Total other expense (income)                       (490)         (197)
                                                ---------------------------

Income before income taxes                           35,481        31,773

Income taxes                                         13,861        11,914
                                                ---------------------------

Net income                                        $  21,620     $  19,859
                                                ===========================

Average common shares outstanding                    79,233        79,831
                                                ===========================

Basic earnings per share                          $     .27     $     .25
                                                ===========================

Diluted shares outstanding                           80,891        81,680
                                                ===========================

Diluted earnings per share                        $     .27     $     .24
                                                ===========================

Dividends declared per share                      $    .035     $    .024
                                                ===========================


                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                       Six Months Ended
(In thousands, except per share amounts)                   June 30
---------------------------------------------------------------------------
                                                     2004          2003
---------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                                $ 797,395     $ 709,498
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                     267,608       250,948
   Fuel                                              95,857        82,133
   Supplies and maintenance                          67,696        58,468
   Taxes and licenses                                54,940        51,556
   Insurance and claims                              39,529        37,022
   Depreciation                                      70,629        65,702
   Rent and purchased transportation                134,351       105,043
   Communications and utilities                       8,998         7,975
   Other                                             (2,063)           92
                                                ---------------------------
    Total operating expenses                        737,545       658,939
                                                ---------------------------

Operating income                                     59,850        50,559
                                                ---------------------------

Other expense (income):
   Interest expense                                       6           588
   Interest income                                   (1,086)         (782)
   Other                                                 94            37
                                                ---------------------------
    Total other expense (income)                       (986)         (157)
                                                ---------------------------

Income before income taxes                           60,836        50,716

Income taxes                                         23,648        19,018
                                                ---------------------------

Net income                                        $  37,188     $  31,698
                                                ===========================

Average common shares outstanding                    79,414        79,766
                                                ===========================

Basic earnings per share                          $     .47     $     .40
                                                ===========================

Diluted shares outstanding                           81,116        81,561
                                                ===========================

Diluted earnings per share                        $     .46     $     .39
                                                ===========================

Dividends declared per share                      $     .06     $     .04
                                                ===========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)                June 30    December 31
---------------------------------------------------------------------------
                                                     2004          2003
---------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $  138,264  $  101,409
   Accounts receivable, trade, less allowance of
     $7,480 and $6,043, respectively                  153,475     152,461
   Other receivables                                    8,758       8,892
   Inventories and supplies                             8,754       9,877
   Prepaid taxes, licenses and permits                  7,957      14,957
   Other current assets                                18,557      17,691
                                                 --------------------------
     Total current assets                             335,765     305,287
                                                 --------------------------
Property and equipment                              1,299,375   1,261,252
Less - accumulated depreciation                       487,949     455,565
                                                 --------------------------
     Property and equipment, net                      811,426     805,687
                                                 --------------------------
Other non-current assets                               10,448      10,553
                                                 --------------------------
                                                   $1,157,639  $1,121,527
                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $   43,152  $   40,903
   Insurance and claims accruals                       58,706      55,201
   Accrued payroll                                     17,758      15,828
   Current deferred income taxes                       15,513      15,151
   Other current liabilities                           15,679      15,392
                                                 --------------------------
     Total current liabilities                        150,808     142,475
                                                 --------------------------
Insurance and claims accruals, net of current
  portion                                              78,301      71,301
Deferred income taxes                                 198,420     198,640
Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 79,170,167 and 79,714,271 shares
     outstanding, respectively                            805         805
   Paid-in capital                                    108,931     108,706
   Retained earnings                                  646,445     614,011
   Accumulated other comprehensive loss                (1,015)       (837)
   Treasury stock, at cost; 1,363,369 and
     819,265 shares, respectively                     (25,056)    (13,574)
                                                 --------------------------
     Total stockholders' equity                       730,110     709,111
                                                 --------------------------
                                                   $1,157,639  $1,121,527
                                                 ==========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Six Months Ended
(In thousands)                                             June 30
---------------------------------------------------------------------------
                                                     2004          2003
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                     $  37,188     $  31,698
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    70,629        65,702
     Deferred income taxes                              142        (7,637)
     Gain on disposal of property and equipment      (5,396)       (2,641)
     Tax benefit from exercise of stock options         973         1,232
     Other long-term assets                             403            61
     Insurance claims accruals, net of current
       portion                                        7,000         8,500
     Changes in certain working capital items:
       Accounts receivable, net                      (1,014)      (11,947)
       Other current assets                           7,391        12,705
       Accounts payable                               2,249       (11,281)
       Other current liabilities                      4,943        12,779
                                                ---------------------------
    Net cash provided by operating activities       124,508        99,171
                                                ---------------------------

Cash flows from investing activities:
   Additions to property and equipment             (118,306)      (48,194)
   Retirements of property and equipment             45,282        23,754
   Decrease in notes receivable                       1,754           796
                                                ---------------------------
    Net cash used in investing activities           (71,270)      (23,644)
                                                ---------------------------

Cash flows from financing activities:
   Dividends on common stock                         (3,975)       (2,551)
   Repurchases of common stock                      (14,178)       (3,997)
   Stock options exercised                            1,948         2,898
                                                ---------------------------
    Net cash used in financing activities           (16,205)       (3,650)
                                                ---------------------------

Effect of exchange rate fluctuations on cash           (178)           52
Net increase in cash and cash equivalents            36,855        71,929
Cash and cash equivalents, beginning of period      101,409        29,885
                                                ---------------------------
Cash and cash equivalents, end of period          $ 138,264     $ 101,814
                                                ===========================
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
   Interest                                       $       6     $     588
   Income taxes                                   $  24,632     $  15,408
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                    $   2,052     $     493


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was ($273) and $139 (in thousands) for the three-month periods and ($178) and $52 (in thousands) for the six-month periods ended June 30, 2004 and 2003, respectively.

(2)  Long-Term Debt

     As of June 30, 2004, the Company has two credit facilities with banks totaling $75 million which expire May 16, 2006 and October 22, 2005 and bear variable interest based on the London Interbank Offered Rate (LIBOR), on which no borrowings were outstanding. As of June 30, 2004, the credit available pursuant to these bank credit facilities is reduced by $32.4 million in letters of credit the Company maintains. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization  and  rentals  payable (EBITDAR)  as  defined  in  the  credit facility. While the Company had no borrowings pursuant to these credit facilities as of June 30, 2004, the Company was in compliance with these covenants at June 30, 2004.

     On May 16, 2004, the Company renewed the $50 million bank credit facility and extended the maturity date from May 16, 2005 to May 16, 2006.

(3)  Commitments

     As of June 30, 2004, the Company has commitments for net capital expenditures of approximately $133 million.

(4)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below. Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.


                             (in thousands, except per share amounts)
                           Three Months Ended        Six Months Ended
                                 June 30                 June 30
                         ----------------------   ----------------------
                             2004      2003           2004      2003
                         ----------------------   ----------------------
Net income                $  21,620  $  19,859     $  37,188  $  31,698
                         ======================   ======================
Average common shares
  outstanding                79,233     79,831        79,414     79,766
Common stock equivalents      1,658      1,849         1,702      1,795
                         ----------------------   ----------------------
Diluted shares
  outstanding                80,891     81,680        81,116     81,561
                         ======================   ======================
Basic earnings per share  $     .27  $     .25     $     .47  $     .40
                         ======================   ======================
Diluted earnings per
  share                   $     .27  $     .24     $     .46  $     .39
                         ======================   ======================


      There were no options to purchase shares of common stock which were outstanding during the periods indicated above, but excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares.

(5)  Stock Based Compensation

     At June 30, 2004, the Company has a nonqualified stock option plan. The Company granted 787,000 stock options during the three-month period ended June 30, 2004. The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.


                             (in thousands, except per share amounts)
                           Three Months Ended        Six Months Ended
                                 June 30                 June 30
                         ----------------------   ----------------------
                             2004      2003           2004      2003
                         ----------------------   ----------------------
Net income, as reported   $  21,620  $  19,859     $  37,188  $  31,698
Less: Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects                       557        629           911      1,258
                         ----------------------   ----------------------
Net income, pro forma     $  21,063  $  19,230     $  36,277  $  30,440
                         ======================   ======================

Earnings per share:
  Basic - as reported     $     .27  $     .25     $     .47  $     .40
                         ======================   ======================
  Basic - pro forma       $     .27  $     .24     $     .46  $     .38
                         ======================   ======================
  Diluted - as reported   $     .27  $     .24     $     .46  $     .39
                         ======================   ======================
  Diluted - pro forma     $     .26  $     .24     $     .45  $     .37
                         ======================   ======================


     At the May 11, 2004 Annual Meeting of Stockholders, the stockholders approved an amendment to increase the maximum number of shares that may be optioned or sold under the Stock Option Plan by 5,416,666 shares and an amendment to increase the maximum aggregate number of options that may be granted to any one person under the Plan by 1,000,000. The maximum number of shares of common stock that may be optioned under the Stock Option Plan has increased to 20,000,000 shares, and the maximum aggregate number of options that may be granted to any one person has increased to 2,562,500 options.

(6)  Segment Information

     The Company has two reportable segments - Truckload Transportation Services and Value Added Services. The Truckload Transportation segment consists of five operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. The Medium- to Long-Haul Van fleet transports a variety of consumer, non-durable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional Short-Haul fleet provides comparable truckload van service within five geographic areas. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center.

     The Value Added Services segment, which generates the majority of the Company's non-trucking revenues, provides freight brokerage, freight transportation management, and intermodal services. Value Added Services was identified as a new reportable segment as of June 30, 2004. The 2003 and 2004 amounts shown in the following table have been reclassified to account for the change in composition of the Company's reportable segments.

     The Company generates other revenue related to third-party equipment maintenance, equipment leasing, and other business activities. None of these operations meet the quantitative threshold reporting requirements of SFAS No. 131. As a result, these operations are grouped in "Other" in the table below. The Company does not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. The Company has no significant intersegment sales or expense transactions that would result in adjustments necessary to eliminate amounts between the Company's segments.

     The following tables summarize the Company's segment information (in thousands of dollars):


                                              Revenues
                                              --------
                            Three Months Ended        Six Months Ended
                                  June 30                  June 30
                          ----------------------   ----------------------
                              2004      2003           2004      2003
                          ----------------------   ----------------------
Truckload Transportation
  Services                 $ 369,564 $ 338,858      $ 720,224 $ 666,476
Value Added Services          38,986    21,148         72,353    38,708
Other                          1,505     1,174          3,060     2,371
Corporate                      1,060     1,110          1,758     1,943
                          ----------------------   ----------------------
Total                      $ 411,115 $ 362,290      $ 797,395 $ 709,498
                          ======================   ======================

                                          Operating Income
                                          ----------------
                            Three Months Ended        Six Months Ended
                                  June 30                  June 30
                          ----------------------   ----------------------
                              2004      2003           2004      2003
                          ----------------------   ----------------------
Truckload Transportation
  Services                 $  33,986 $  31,538      $  58,334 $  50,047
Value Added Services           1,169        23          2,098       159
Other                            574       122          1,249       533
Corporate                       (738)     (107)        (1,831)     (180)
                          ----------------------   ----------------------
Total                      $  34,991 $  31,576      $  59,850 $  50,559
                          ======================   ======================


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

Overview:

      The Company operates in the truckload segment of the trucking industry, with a focus on transporting consumer nondurable products that ship more consistently throughout the year. Operating revenues consist of trucking revenues generated by the Company's five trucking fleets (medium/long-haul van, dedicated, regional short-haul, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's Value Added Services division. The Company also records non-trucking revenues for the Mexican portion of shipments delivered to or from Mexico where it utilizes a third-party carrier, and for a few of its dedicated accounts where the services of third-party carriers are used to meet customer capacity requirements. Trucking revenues accounted for 89% of total operating revenues in second quarter 2004, and non-trucking and other operating revenues accounted for 11%.

      Trucking services typically generate revenue on a per-mile basis. Other sources of trucking revenue include fuel surcharges and accessorial revenue such as stop charges, loading/unloading charges, and equipment detention charges. Because fuel surcharge revenues fluctuate in response to changes in the cost of fuel, these revenues are identified separately within the operating statistics table and are excluded from the statistics to provide a more meaningful comparison between periods. Non-trucking revenues generated by a fleet whose operations are part of the Truckload Transportation segment are included in non-trucking revenue in the operating statistics table so that the revenue statistics in the table reflect only the revenues generated by the Company's trucks. The key statistics used to evaluate trucking revenues, excluding fuel surcharges, are revenue per truck per week, the per-mile rates charged to customers, the average monthly miles generated per tractor, the percentage of empty miles, the average trip length, and the number of tractors in service. General economic conditions, seasonal freight patterns in the trucking industry, and industry capacity are key factors that impact these statistics.

     The primary industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. These expenses generally vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the possible distortion of the percentage of total operating revenues caused by changes in fuel surcharge revenues and non-trucking revenues. As discussed further in the comparison of operating results for second quarter 2004 to second quarter 2003, several industry-wide issues, including the new hours of service regulations, a challenging driver recruiting market, and rising fuel prices, could cause costs to increase in future periods.
The  Company's main fixed costs include depreciation expense  for  tractors and trailers, equipment licensing fees (included in taxes and licenses expense), and the fixed component of insurance and claims expense representing cargo and liability insurance premiums. These costs have been affected by the new engine emission standards that became effective in October 2002 and are increasing truck purchase costs and the increases in insurance premiums over the last few years. The trucking operations require substantial cash expenditures for tractors and trailers. The Company has maintained a three-year replacement cycle for company-owned tractors. These purchases are funded by net cash from operations, as the Company repaid its last remaining debt in December 2003.

      Non-trucking services provided by the Company, primarily through its Value Added Services division, include freight brokerage, freight transportation management, intermodal, and other services. Unlike the Company's trucking operations, the non-trucking operations are less asset intensive and are dependent upon information systems, qualified employees, and the services of other third-party freight providers. For shipments where a third-party provider is utilized to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishes customer pricing separately from carrier rate negotiations, generally has discretion in carrier selection, and/or has credit risk on the shipment, the Company records revenue upon delivery for the shipment for the dollar value of services billed by the Company to the customer and records the costs of transportation paid by the Company to the third-party provider as rent and purchased transportation expense. In the absence of any of the conditions listed above, the Company records revenue on a net basis. Other expenses include salaries and benefits and systems-related depreciation. The Company evaluates the non-trucking operations by reviewing the gross margin (non-trucking revenues less non-trucking rent and purchased transportation expense) and the operating ratios. The operating ratios for the non-trucking business are generally higher than those of the trucking operations resulting in lower operating margins, but the returns on assets are higher.

Financial Condition:

      During the six months ended June 30, 2004, the Company generated cash flow from operations of $124.5 million, a 25.5% increase ($25.3 million) in cash flow compared to the same six-month period a year ago. The increase in cash flow from operations is due primarily to the improvement in days sales in accounts receivable and a $15.0 decrease in the accounts payable for revenue equipment from December 2002 to June 2003 compared to a $0.2 million decrease in the accounts payable for revenue equipment from December 2003 to June 2004. These changes were primarily the result of the Company pre-buying tractors beginning in third quarter 2002 (as explained in the next paragraph) which were paid by the end of first quarter 2003 and purchasing fewer tractors during 2003 as a result of the pre-buy. These changes in the accounts payable for revenue equipment resulted in an increase in cash flow from operations between periods of $14.8 million. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $73.0 million, repurchase common stock of $14.2 million, and pay common stock dividends of $4.0 million.
Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

     Net cash used in investing activities for the six-month period ended June 30, 2004 increased by $47.6 million from $23.6 million for the six-month period ended June 30, 2003 to $71.3 million for the six-month period ended June 30, 2004. The large increase was due primarily to the Company's accelerated purchases of tractors with pre-October 2002 engines in the latter part of 2002 and purchasing fewer tractors in 2003, including the first six months. The Environmental Protection Agency (EPA) required all truck engines manufactured after October 1, 2002 to comply with new engine emission standards. In 2002, the Company purchased a significant number of new trucks with engines manufactured prior to October 2002, in addition to the normal number of new trucks required for the Company's three-year replacement cycle. This pre-buy enabled the Company to delay the impact of using trucks with new engines in its fleet by approximately one year and provided for additional testing time. The last group of pre-buy trucks were placed into service during the third quarter of 2003, resulting in increased purchases in subsequent quarters. As of June 30, 2004, approximately 23% of the company-owned truck fleet consisted of trucks with new EPA-compliant engines compared to 10% at December 31, 2003. Company data continues to indicate that the fuel mile per gallon (mpg) degradation is a reduction of approximately 0.3 mpg to 0.5 mpg, or a 6% to 9% reduction in fuel efficiency. Also, depreciation expense is increasing due to the higher cost of the new engines. The average age of the Company's truck fleet is 1.7 years at June 30, 2004. The Company anticipates the average age of its truck fleet will decrease in the second half of 2004 and intends to fund the new truck purchases through existing cash on hand and cash flow from operations.

      Management believes the Company's financial position at June 30, 2004 is strong. As of June 30, 2004, the Company had $138.3 million of cash and cash equivalents, no debt, and $730.1 million of stockholders' equity. As of June 30, 2004, the Company has no equipment operating leases, and, therefore has no off-balance sheet equipment debt. The Company maintains $32.4 million in letters of credit as of June 30, 2004. These letters of credit are primarily required as security for insurance policies. As of June 30, 2004, the Company has $75 million of credit pursuant to credit facilities, on which no borrowings were outstanding. The credit available under these facilities is reduced by the $32.4 million in letters of credit.

Results of Operations:

      The following table sets forth the percentage relationship of income and expense items to operating revenues for the periods indicated.


                               Three Months Ended      Six Months Ended
                                     June 30                June 30
                             ----------------------------------------------
                                 2004       2003        2004       2003
                             ----------------------------------------------
Operating revenues               100.0%     100.0%      100.0%     100.0%
                             ----------------------------------------------
Operating expenses:
     Salaries, wages and
       benefits                   32.6       35.3        33.6       35.4
     Fuel                         12.2       10.3        12.0       11.6
     Supplies and
       maintenance                 8.4        8.2         8.5        8.2
     Taxes and licenses            6.7        7.1         6.9        7.3
     Insurance and claims          4.9        4.9         5.0        5.2
     Depreciation                  8.7        9.1         8.9        9.3
     Rent and purchased
       transportation             17.3       15.2        16.8       14.8
     Communications and
       utilities                   1.1        1.1         1.1        1.1
     Other                        (0.4)       0.1        (0.3)       0.0
                             ----------------------------------------------
          Total operating
            expenses              91.5       91.3        92.5       92.9
                             ----------------------------------------------
Operating income                   8.5        8.7         7.5        7.1
Net interest expense
  (income) and other              (0.1)      (0.1)       (0.1)      (0.1)
                             ----------------------------------------------
Income before income taxes         8.6        8.8         7.6        7.2
Income taxes                       3.3        3.3         2.9        2.7
                             ----------------------------------------------
Net income                         5.3%       5.5%        4.7%       4.5%
                             ==============================================


     The following table sets forth certain industry data regarding the freight revenues and operations of the Company for the periods indicated.


                             Three Months Ended           Six Months Ended
                                  June 30          %          June 30          %
                            --------------------        --------------------
                               2004      2003    Change    2004      2003    Change
                            -------------------------------------------------------
Trucking revenues, net of
  fuel surcharge (1)         $341,966  $321,418   6.4%   $671,699  $627,933   7.0%
Trucking fuel surcharge
  revenues (1)                 24,016    14,934  60.8%     41,987    33,500  25.3%
Non-trucking revenues (1)      42,639    23,854  78.7%     78,892    44,003  79.3%
Other operating revenues (1)    2,494     2,084  19.7%      4,817     4,062  18.6%
                            --------- ---------         --------- ---------
    Operating revenues (1)   $411,115  $362,290  13.5%   $797,395  $709,498  12.4%
                            ========= =========         ========= =========

Average monthly miles per
  tractor                      10,254    10,249   0.0%     10,144    10,078   0.7%
Average revenues per total
  mile (2)                     $1.318    $1.271   3.7%     $1.309    $1.259   4.0%
Average revenues per loaded
  mile (2)                     $1.482    $1.420   4.4%     $1.476    $1.408   4.8%
Average percentage of empty
  miles                         11.03%    10.52%  4.8%      11.36%    10.55%  7.7%
Average trip length in
  miles (loaded)                  588       641  (8.3%)       584       652 (10.4%)
Average tractors in service     8,432     8,228   2.5%      8,434     8,248   2.3%
Average revenues per truck
  per week (2)                 $3,119    $3,005   3.8%     $3,063    $2,929   4.6%
Total tractors (at quarter
  end)
    Company                     7,520     7,225             7,520     7,225
    Owner-operator                930       925               930       925
                            --------- ---------         --------- ---------
         Total tractors         8,450     8,150             8,450     8,150

Total trailers (at quarter
  end)                         22,920    21,355            22,920    21,355

(1) Amounts in thousands.
(2) Net of fuel surcharge revenues.


Three  Months Ended June 30, 2004 Compared to Three Months Ended  June  30,
---------------------------------------------------------------------------
2003
----

     Operating revenues increased 13.5% for the three months ended June 30, 2004, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues increased 6.4% due primarily to a 3.7% increase in revenue per total mile, excluding fuel surcharges, and a 2.5% increase in the average number of tractors in service. Revenue per total mile, excluding fuel surcharges, increased due to customer rate increases, an improvement in freight selection, and an 8.3% decrease in the average loaded trip length due to growth in the Company's regional and dedicated fleets. The Company grew its dedicated fleet by 850 trucks, from almost one-quarter of the total truck fleet in second quarter 2003 to over one-third of the total truck fleet in second quarter 2004. The majority of the growth in the dedicated fleet was offset by a decrease in the Company's medium-to-long haul van fleet. Dedicated fleet business tends to have lower miles per trip, a higher empty mile percentage, a higher rate per loaded mile, and lower miles per truck. The growth in dedicated business had a corresponding effect on these same operating statistics, as reported above, for the entire Company. Freight demand in second quarter 2004 continued to strengthen as truckload capacity tightened.

      A substantial portion of the Company's freight is under contract with customers and provides for annual pricing increases. Much of the Company's non-dedicated fleet business renews in the latter part of third quarter and fourth quarter. To recoup the significant cost increases in fuel, driver pay, equipment, and insurance and to improve margins, the Company will be seeking increased year-over-year improvement in its revenue per total mile through freight rate increases. Management has continued to keep its truck capacity commitments with its partner customers, rather than shifting truck capacity to other non-partner customers that have freight available at attractive rates in this improving freight market. The Company believes that standing by its truck capacity commitments with partner customers is in the best long-term interests of the Company.

     On January 4, 2004, new hours of service (HOS) regulations became effective for the trucking industry. The Company anticipated that the new regulations could have an overall negative impact on our average miles per tractor due to operational changes, primarily resulting from the new 14-hour on-duty rule. However, for second quarter 2004 compared to second quarter 2003, average miles per tractor remained essentially the same, even after considering the 8.3% decline in average trip length. This is attributable to the Company's extensive HOS planning and driver training, effective utilization of its paperless log software, improved freight demand, better throughput at customer shipping and receiving facilities, and the new 34-hour restart driving rule. As discussed further in the Regulations section, on July 16, 2004, a federal appeals court ruled in favor of a lawsuit challenging the new hours of service regulations. The court vacated the new rules in their entirety and remanded the matter to the Federal Motor Carriers Safety Administration (FMCSA) for reconsideration.

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, increased from $14.9 million in second quarter 2003 to $24.0 million in second quarter 2004 due to higher average fuel prices in second quarter 2004 (see fuel explanation below).

      Non-trucking revenues increased by 78.7% for the three months ended June 30, 2004, compared to the same period of the prior year. Most of this revenue growth came from the Company's brokerage group within Value Added Services. Non-trucking revenue consists primarily of freight brokerage, freight transportation management, intermodal, and other services. During the latter part of 2003 and continuing into 2004, the Company expanded its brokerage and intermodal service offerings by adding senior management and developing new computer systems. During second quarter 2004, the Company expanded to six regional brokerage offices and plans to expand to eight offices by the end of third quarter. The following table details the non-trucking revenue, related rent and purchased transportation expense, and gross margin for the Value Added Services division:


                                        Three Months Ended     Six Months Ended
                                              June 30               June 30
                                        -------------------   -------------------
Value Added Services (amounts in 000's)   2004       2003       2004       2003
--------------------------------------- -------------------   -------------------
Revenues                                $ 38,986   $ 21,148   $ 72,353   $ 38,708
Rent and purchased transportation
  expense                                 35,318     19,775     65,559     35,968
                                        -------------------   -------------------
Gross margin                            $  3,668   $  1,373   $  6,794   $  2,740
                                        ===================   ===================


     Operating expenses, expressed as a percentage of operating revenues, were 91.5% for the three months ended June 30, 2004, compared to 91.3% for the three months ended June 30, 2003. Because the Company's non-trucking business operates with a lower operating margin and a higher return on assets than the trucking business, the substantial growth in the non-trucking business in second quarter 2004 affected the Company's overall operating ratio. The significant increase in fuel expense and related fuel surcharge revenues also affected the operating ratio. If non-trucking rent and purchased transportation expenses are offset against non-trucking revenues and fuel surcharge revenues are offset against fuel expense, the Company's operating ratio would be 160 basis points lower in second quarter 2004 and 100 basis points lower in second quarter 2003. Other expense items, when expressed as a percentage of total revenues, are lower in second quarter 2004 versus second quarter 2003 because of the additional non-trucking revenue and trucking fuel surcharge revenue as well as the higher revenue per mile. Owner-operator miles as a percentage of total miles were 12.7% in second quarter 2004 compared to 12.9% in second quarter 2003. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Over the past year, attracting and retaining owner-operator drivers continued to be difficult due to the challenging operating conditions.

       Salaries, wages and benefits decreased from 35.3% to 32.6% of revenues due primarily to the effect of the increases in non-trucking and fuel surcharge revenues and revenue per mile. On a cost per total mile basis, salaries, wages and benefits increased from 50.5 cents per mile to
51.8 cents per mile. The increase on a per- mile basis is primarily the result of higher non-driver salaries, wages, and benefits related to the non-trucking operations, higher driver pay per mile, and higher group health insurance, offset by lower workers' compensation. As a result of the new hours of service (HOS) regulations effective at the beginning of 2004, the Company increased driver pay in the non-dedicated fleets for multiple stop shipments. Additional revenue from increased rates per stop offset most of the increased driver pay. In addition, effective July 2003, the Company changed its monthly mileage bonus pay program for Van solo drivers. The monthly mileage bonus pay increased from $0.9 million in second quarter 2003 to $1.4 million in second quarter 2004. The increase in dedicated business as a percentage of total trucking business also contributed to the increase in driver pay per mile as dedicated drivers are usually compensated at a higher rate per mile due to the lower average miles per truck.

     The market for recruiting drivers remained extremely challenging in second quarter 2004. In recent months, the market for recruiting experienced drivers tightened. Despite this, the Company maintained its recruiting numbers for experienced drivers, continued to have success recruiting drivers from driver training schools, and saw a slight improvement in driver turnover compared to a year ago. The Company instituted an optional per diem reimbursement program for eligible company drivers (approximately 52% of total non-student company drivers) beginning in April 2004. This program increases a company driver's net pay per mile, after taxes. As a result, salaries, wages, and benefits were slightly lower, and the Company's effective income tax rate was higher beginning in second quarter 2004 compared to first quarter 2004. The Company expects the cost of the per diem program to be neutral, because the combined driver pay rate per mile and per diem reimbursement under the per diem program is about one cent per mile lower than mileage pay without per diem reimbursement, which offsets the Company's increased income taxes caused by the nondeductible portion of the per diem. The per diem program increases driver satisfaction through higher net pay per mile.

     Beginning August 1, 2004, the Company is increasing pay for Company solo drivers in the medium-to-long haul Van division by two cents per mile. The Company fully expects the support of its customers due to their expressed desire for increased truck capacity. This pay increase will affect approximately one quarter of the Company's existing drivers and is intended to retain and attract more drivers to meet increasing customer demand. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and additional increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased from 10.3% to 12.2% of revenues due primarily to higher fuel prices, partially offset by the effect of the increases in non-
trucking and fuel surcharge revenues and revenue per mile. Average fuel prices in second quarter 2004 were 28 cents a gallon, or 33%, higher than second quarter 2003. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. These surcharge programs, which automatically adjust weekly through fuel surcharge price brackets, continued to be in effect during second quarter 2004. The Company's fuel surcharge program recoups much of the higher cost of fuel, except for miles not billable to customers, out of route miles, and truck engine idling. Because collections of fuel surcharges typically trail fuel price changes, the rapid price increases in April and May 2004 caused a temporarily unfavorable effect of fuel prices increasing more rapidly than fuel surcharge revenues. This effect is expected to reverse if fuel prices fall. Fuel expense, after considering the amounts collected from customers through fuel surcharge programs, net of reimbursement to owner-operators, had a four-cent negative impact on second quarter 2004 earnings per share compared to second quarter 2003 earnings per share. As previously disclosed by the Company, second quarter 2003 earnings were positively impacted by two cents per share due to the temporarily favorable effect of higher fuel surcharge collections in a declining fuel price market. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Diesel fuel prices for the month of July 2004 averaged 31 cents a gallon, or 35%, higher than average fuel prices for third quarter 2003. Assuming prices remain at these price levels for the remainder of third quarter 2004, the effect of changing fuel prices on earnings for third quarter 2004 compared to third quarter 2003 is expected to have a negative impact of three cents per share. Using the same fuel price assumption, earnings for fourth quarter 2004 compared to fourth quarter 2003 are expected to be negatively impacted by three cents per share.

     In the western United States (five western states in DOE PADD 5), prices averaged 52 cents a gallon, or 59%, higher than second quarter 2003. Approximately 10% of the Company's miles are in these western states. Most shipper/carrier contracts use the DOE National Average fuel price to determine the weekly fuel surcharge rate per mile. Since the Company's trucks have historically yielded about six miles per gallon, before considering the mpg degradation related to the new engines, each six-cent per gallon increase in the cost of fuel increases the Company's cost per mile by about one cent per mile. During second quarter 2004, management met with its larger customers that have a significant number of miles in these Western states to discuss the recent rapid increase in fuel pricing in the West and negotiate changes to its fuel surcharge contracts for certain of these customers. Most of these customers agreed to an increase in fuel surcharges for miles in these western states.

       Insurance and claims were flat as a percentage of revenue due to the effect of the increases in non-trucking and fuel surcharge revenues and revenue per mile, but increased on a per-mile basis due primarily to negative development on existing claims. The Company's premium rate for liability coverage up to $3.0 million per claim is fixed through August 1, 2004, while coverage levels above $3.0 million per claim were renewed effective August 1, 2003 for a one-year period.

       For the policy year beginning August 2003, the Company's total premiums for liability insurance increased by approximately $1.3 million. This increase includes premiums for terrorism coverage. The Company has been responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage since August 1, 1992. The Company is also responsible for varying annual aggregate amounts of liability for claims above $500,000 and below $10.0 million. For the policy year beginning August 1, 2003, these annual aggregate amounts total $13.5 million. For the policy year beginning August 1, 2003, the Company is self-insured for claims in excess of $3.0 million and less than $5.0 million, subject to an annual maximum aggregate of $6.0 million if several claims were to occur in this layer. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims. Liability claims in excess of $10.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. The Company's primary liability insurance policies for coverage up to $10.0 million per claim renew on August 1, 2004.

      Effective August 1, 2004, the self-insured retention will increase to $2.0 million per claim with an annual aggregate of $3.0 million for claims between $2.0 million and $3.0 million, and the Company will be fully insured (i.e., no aggregate) for claims between $3.0 million to $5.0 million. The increased self-insured retention from $500,000 to $2.0 million is due to changes in the trucking insurance market and is similar to increased claim retention levels experienced by other truckload carriers. The Company maintains liability insurance coverage with reputable insurance carriers substantially in excess of the self-insured retention amount. The Company expects its liability insurance premiums for the policy year beginning August 1, 2004 to be approximately the same as the previous policy year.

     Rent and purchased transportation increased from 15.2% to 17.3% of revenues due primarily to the increase in non-trucking revenues and the corresponding increase in purchased transportation expense related to this business, as described above. Rent and purchased transportation also includes payments to owner-operators. On a per-mile basis, payments to owner-operators increased due to higher reimbursements to owner-operators for fuel resulting from higher fuel prices. The Company experienced difficulty recruiting and retaining owner-operators for over two years because of challenging operating conditions.

     Other operating expenses were 0.1% of revenues in second quarter 2003 and (0.4)% in second quarter 2004. Gains on sales of revenue equipment increased due to the Company selling over two and one-half times as many used trucks in second quarter 2004 compared to second quarter 2003. The Company's goal is to sell most of its used trucks through its 16-store Fleet Truck Sales network rather than rely on trading used trucks to original equipment manufacturers. Gains from trading trucks to original equipment manufacturers for new trucks lower the depreciable cost of the new trucks and therefore reduce depreciation. As the Company continues to sell more of its used trucks rather than trade trucks to original equipment manufacturers, depreciation expense is expected to increase, and gains on sales of equipment are also expected to increase.

      The Company's effective income tax rate (income taxes as a percentage of income before income taxes) increased from 37.5% for the three-month period ended June 30, 2003 to 39.1% for the three-month period ended June 30, 2004 due to an increase in non-deductible expenses for tax purposes related to the implementation of a per diem pay program for student drivers in fourth quarter 2003 and a per diem pay program for eligible company drivers in April 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

     Operating revenues increased by 12.4% for the six months ended June 30, 2004, compared to the same period of the previous year. Excluding fuel surcharge revenues, trucking revenues increased 7.0% due primarily to a 4.0% increase in revenue per total mile excluding fuel surcharges, a 2.3% increase in the average number of tractors in service, and a 0.7% increase in miles per truck. Non-trucking revenues increased by $34.9 million (79.3%), and fuel surcharge revenues increased by $8.5 million (25.3%).

     Operating expenses, expressed as a percentage of operating revenues, were 92.5% for the six months ended June 30, 2004, compared to 92.9% for the same period of the previous year. The Company's overall operating ratio was negatively affected to a greater extent in the first six months of 2004 compared to the first six months of 2003 by higher non-trucking revenues and higher fuel surcharge revenues. Other expense items, when expressed as a percentage of total revenue, appear lower in the first six months of 2004 versus the first six months of 2003 because of the additional non-trucking and fuel surcharge revenues as well as the higher revenue per mile.

     Salaries, wages and benefits decreased from 35.4% to 33.6% of revenues due primarily to the effect of the increases in non-trucking and fuel surcharge revenues and revenue per mile. Salaries increased on a per-mile basis due to higher non-driver salaries, wages and benefits related to the non-trucking operations and higher driver accessorial and bonus pay. Fuel increased from 11.6% to 12.0% of revenues due to higher fuel prices, partially offset by the effect of the revenue increases described above. Average fuel prices for the first six months of 2004 were 13 cents a gallon, or 13%, higher than the first six months of 2003. Rent and purchased transportation increased from 14.8% to 16.8% of revenues related to the increase in non-trucking revenues and the corresponding increase in purchased transportation expense related to this business. Other operating expenses decreased from 0.0% to (0.3)% of revenues due to the Company selling more used trucks to third parties and recognizing additional gains.

The Company's effective income tax rate was 37.5% for the six months ended June 30, 2003. The rate increased to 38.5% for first quarter 2004 and to 39.1% for second quarter 2004 related to the implementation of per diem pay programs for student drivers and eligible company drivers.

Regulations:

     The Federal Motor Carrier Safety Administration (FMCSA) of the U.S. Department of Transportation issued a final rule on April 24, 2003, that made several changes to the regulations which govern truck drivers' hours of service (HOS). The new rules became effective on January 4, 2004. Beginning October 2003, Werner Enterprises started testing the HOS with its drivers using its proprietary Paperless Log System software, modified for the new HOS rules. This testing, combined with a comprehensive driver-training program, helped to prepare the Company for the HOS changes. Effective January 2004, the Company increased its accessorial charges to customers for multiple stop shipments and its rates for tractor detention. Werner also raised its driver pay for multiple stop shipments and unanticipated delays.

     On April 13, 2004, oral arguments were heard before the United States Circuit Court of Appeals for the District of Columbia on a lawsuit filed by Public Citizen challenging the revised hours-of-service regulations that went into effect on January 4, 2004. On July 16, 2004, the United States Circuit Court of Appeals for the District of Columbia vacated the new hours of service rules in their entirety and remanded the matter to the FMCSA for reconsideration. The current rules will remain in effect for at least 45 days while the Department of Transportation reviews the decision and considers its next step. At this point the FMCSA has not indicated what rule changes will be made, if any, once the court's ruling becomes effective. Any changes in the current rules governing hours of service could impact the Company's operations.

Accounting Standards:

      The Financial Accounting Standards Board (FASB) issued an exposure draft on March 31, 2004 addressing accounting for share-based payments. The objective of this proposed statement is to make one accounting standard available for share-based payments that would require a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). For public entities, the proposed statement would be applied prospectively for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. Additionally, public entities would apply the provisions of the proposed statement in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted. If the final statement is issued as proposed, management anticipates that adopting the new statement will have a negative impact of approximately two cents per share for the year ending December 31, 2005, representing the expense to be recognized for the unvested portion of awards which were granted prior to January 1, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for second quarter 2004 and prior periods. To date, the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

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

                                  PART II

                             OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     On December 29, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 4,166,666 shares of its common stock. On November 24, 2003, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 3,965,838 shares for a total of 8,132,504 shares. As of June 30, 2004, the Company had purchased 3,933,704 shares pursuant to this authorization and had 4,198,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue until withdrawn by the Board of Directors.

     The  following tables summarize the Company's common stock repurchases
during the second quarter of 2004 made pursuant to this authorization.   No
shares were purchased during the quarter other than through this program.

                   Issuer Purchases of Equity Securities


                                                                                      Maximum Number
                                                                                     (or Approximate
                                                              Total Number of        Dollar Value) of
                                                             Shares (or Units)    Shares (or Units) that
                   Total Number of                         Purchased as Part of         May Yet Be
                  Shares (or Units)   Average Price Paid    Publicly Announced      Purchased Under the
    Period            Purchased       per Share (or Unit)    Plans or Programs       Plans or Programs
                 ----------------------------------------------------------------------------------------
April 1-30, 2004         -                    -                     -                    4,458,400
May 1-31, 2004         259,600            $18.2371                259,600                4,198,800
June 1-30, 2004          -                    -                     -                    4,198,800
                 ------------------                         ------------------
Total                  259,600            $18.2371                259,600                4,198,800
                 ==================                         ==================


Item 4.  Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 11, 2004 for the purpose of electing three directors for three-year terms, voting on two proposed amendments to the Company's Stock Option Plan (the "Plan"), and considering a stockholder proposal regarding board inclusiveness. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Of the 79,269,963 shares entitled to vote, stockholders representing 77,168,557 shares (97.3%) were present in person or by proxy.

     On April 30, 2004, Mr. Curtis G. Werner, one of the three directors standing for election, tendered his resignation as an officer and director of the Company effective immediately and did not stand for re-election. The Company's Board of Directors (the "Board") amended the Company's By-Laws on April 30, 2004 to change the number of directors on the Board from nine to eight. Each of management's two remaining nominees for director as listed in the proxy statement was elected. The voting tabulation was as follows:

                                      Shares         Shares
                                       Voted          Voted
                                       "FOR"        "ABSTAIN"
                                    ----------      ----------

       Gerald H. Timmerman          71,569,565      5,598,992
       Kenneth M. Bird              71,643,480      5,525,077


      The stockholders approved the amendment to the Company's Stock Option Plan to increase the number of shares that may be optioned or sold under the Plan from 14,583,334 to 20,000,000. The voting tabulation was as follows:

                                      Shares         Shares         Shares
                                       Voted          Voted          Voted
                                       "FOR"        "AGAINST"      "ABSTAIN"
                                     ----------     ----------     ----------

       Stock Option Plan Amendment   61,989,378     15,133,026       46,151



      The stockholders also approved the amendment to the Company's Stock Option Plan to increase the maximum aggregate number of shares that may be granted to any one person from 1,562,500 to 2,562,500. The voting tabulation was as follows:

                                      Shares         Shares         Shares
                                       Voted          Voted          Voted
                                       "FOR"        "AGAINST"      "ABSTAIN"
                                     ----------     ----------     ----------

       Stock Option Plan Amendment   64,611,399     12,510,506       46,650



     The stockholders voted against the stockholder proposal regarding board inclusiveness. The voting tabulation was as follows:

                                      Shares         Shares         Shares
                                       Voted          Voted          Voted
                                       "FOR"        "AGAINST"      "ABSTAIN"
                                     ----------     ----------     ----------

       Board Inclusiveness            5,596,711     63,251,693      1,850,478

Item 5. Other Information

     On May 11, 2004 the Company's Board of Directors amended the Company's By-Laws to clarify the date by which the Nominating Committee shall submit names to the Board of Directors. Under the Company's amended By-Laws, the Nominating Committee shall submit names to the Board Secretary no later than 75 days before the annual meeting. Under the previous provisions, the deadline for stockholder nominations was ten days prior to the date of the annual meeting. The revised and restated by-laws are filed as an exhibit to this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

   Exhibit 3(i)(A) Revised and Amended Articles of Incorporation (Incorporated by reference to Exhibit 3 to Registration Statement on Form S-1, Registration No. 33-5245)
   Exhibit 3(i)(B) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-Q for the quarter ended May 31, 1994)
   Exhibit 3(i)(C) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-K for the year ended December 31, 1998)
   Exhibit 3(ii) Revised and Restated By-Laws
   Exhibit 10.1 Amended and Restated Stock Option Plan
   Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification
   Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification
   Exhibit 32.1 Section 1350 Certification
   Exhibit 32.2 Section 1350 Certification

(b)  Reports on Form 8-K.

   (i) A report on Form 8-K, filed April 19, 2004, regarding a news release on April 15, 2004, announcing the Company's operating revenues and earnings for the first quarter ended March 31, 2004.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:  August 2, 2004           By:  /s/ John J. Steele
       --------------                ------------------------------
                                     John J. Steele
                                     Vice President, Treasurer and
                                     Chief Financial Officer



Date:  August 2, 2004           By:  /s/ James L. Johnson
       --------------                ------------------------------
                                     James L. Johnson
                                     Vice President, Controller and
                                     Corporate Secretary