Form 10-Q
period 2004-09-30
WERNER ENTERPRISES INC
filed 2004-11-01
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
                                    OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

       As of October 31, 2004, 78,867,861 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q
                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


         Consolidated  Statements of Income for the Three Months  Ended
         September 30, 2004 and 2003                                      3

         Consolidated  Statements of Income for the Nine  Months  Ended
         September 30, 2004 and 2003                                      4

         Consolidated Condensed Balance Sheets as of September 30, 2004
         and December 31, 2003                                            5

         Consolidated  Statements of Cash Flows  for  the  Nine  Months
         Ended September 30, 2004 and 2003                                6

         Notes to Consolidated Financial Statements as of September 30,
         2004                                                             7

Item 2.  Management's  Discussion and Analysis of  Financial  Condition
         and Results of Operations                                       11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      23

Item 4.  Controls and Procedures                                         23

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                               24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     24

Items 3 and 4. Not applicable

Item 5.  Other Information                                               25

Item 6.  Exhibits                                                        26


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

      Operating results for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                September 30
---------------------------------------------------------------------------
                                                     2004          2003
---------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                                $ 425,409     $ 368,034
                                                 --------------------------

Operating expenses:
   Salaries, wages and benefits                     136,977       131,094
   Fuel                                              55,245        38,119
   Supplies and maintenance                          33,564        32,568
   Taxes and licenses                                26,699        25,806
   Insurance and claims                              17,663        18,446
   Depreciation                                      36,514        33,708
   Rent and purchased transportation                 74,617        52,396
   Communications and utilities                       4,863         4,340
   Other                                               (243)       (1,171)
                                                 --------------------------
    Total operating expenses                        385,899       335,306
                                                 --------------------------

Operating income                                     39,510        32,728
                                                 --------------------------
Other expense (income):
   Interest expense                                       5           279
   Interest income                                     (710)         (430)
   Other                                                 45            47
                                                 --------------------------
    Total other expense (income)                       (660)         (104)
                                                 --------------------------

Income before income taxes                           40,170        32,832

Income taxes                                         15,871        12,316
                                                 --------------------------

Net income                                        $  24,299     $  20,516
                                                 ==========================

Average common shares outstanding                    79,044        80,012
                                                 ==========================

Basic earnings per share                          $     .31     $     .26
                                                 ==========================

Diluted shares outstanding                           80,573        81,932
                                                 ==========================

Diluted earnings per share                        $     .30     $     .25
                                                 ==========================

Dividends declared per share                      $    .035     $    .025
                                                 ==========================


                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Nine Months Ended
(In thousands, except per share amounts)                September 30
---------------------------------------------------------------------------
                                                     2004          2003
---------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                                $1,222,804    $1,077,532
                                                 --------------------------

Operating expenses:
   Salaries, wages and benefits                      404,585       382,042
   Fuel                                              151,102       120,252
   Supplies and maintenance                          101,260        91,036
   Taxes and licenses                                 81,639        77,362
   Insurance and claims                               57,192        55,468
   Depreciation                                      107,143        99,410
   Rent and purchased transportation                 208,968       157,439
   Communications and utilities                       13,861        12,315
   Other                                              (2,306)       (1,079)
                                                 --------------------------
    Total operating expenses                       1,123,444       994,245
                                                 --------------------------

Operating income                                      99,360        83,287
                                                 --------------------------
Other expense (income):
   Interest expense                                       11           867
   Interest income                                    (1,796)       (1,212)
   Other                                                 139            84
                                                 --------------------------
    Total other expense (income)                      (1,646)         (261)
                                                 --------------------------

Income before income taxes                           101,006        83,548

Income taxes                                          39,519        31,334
                                                 --------------------------

Net income                                          $ 61,487      $ 52,214
                                                 ==========================

Average common shares outstanding                     79,290        79,849
                                                 ==========================

Basic earnings per share                            $    .78      $    .65
                                                 ==========================

Diluted shares outstanding                            80,939        81,703
                                                 ==========================

Diluted earnings per share                          $    .76      $    .64
                                                 ==========================

Dividends declared per share                        $   .095      $   .065
                                                 ==========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)             September 30   December 31
---------------------------------------------------------------------------
                                                     2004          2003
---------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                      $  105,489    $  101,409
   Accounts receivable, trade, less allowance of
     $7,893 and $6,043, respectively                 182,014       152,461
   Other receivables                                  13,446         8,892
   Inventories and supplies                            9,347         9,877
   Prepaid taxes, licenses and permits                 4,093        14,957
   Other current assets                               24,751        17,691
                                                 --------------------------
     Total current assets                            339,140       305,287
                                                 --------------------------
Property and equipment                             1,336,606     1,261,252
Less - accumulated depreciation                      500,011       455,565
                                                 --------------------------
     Property and equipment, net                     836,595       805,687
                                                 --------------------------
Other non-current assets                              10,839        10,553
                                                 --------------------------
                                                  $1,186,574    $1,121,527
                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $   44,793    $   40,903
   Insurance and claims accruals                      57,960        55,201
   Accrued payroll                                    19,217        15,828
   Current deferred income taxes                      15,826        15,151
   Other current liabilities                          18,389        15,392
                                                 --------------------------
     Total current liabilities                       156,185       142,475
                                                 --------------------------
Insurance and claims accruals, net of current
  portion                                             81,301        71,301
Deferred income taxes                                203,756       198,640
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 78,854,525 and 79,714,271 shares
     outstanding, respectively                           805           805
   Paid-in capital                                   108,563       108,706
   Retained earnings                                 667,984       614,011
   Accumulated other comprehensive loss               (1,028)         (837)
   Treasury stock, at cost; 1,679,011 and 819,265
     shares, respectively                            (30,992)      (13,574)
                                                 --------------------------
     Total stockholders' equity                      745,332       709,111
                                                 --------------------------
                                                  $1,186,574    $1,121,527
                                                 ==========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
(In thousands)                                          September 30
---------------------------------------------------------------------------
                                                     2004          2003
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                     $  61,487      $ 52,214
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                   107,143        99,410
     Deferred income taxes                            5,791        (2,170)
     Gain on disposal of property and equipment      (7,067)       (4,958)
     Tax benefit from exercise of stock options       1,368         2,678
     Other long-term assets                             453          (299)
     Insurance claims accruals, net of current
       portion                                       10,000        15,500
     Changes in certain working capital items:
       Accounts receivable, net                     (29,553)      (18,240)
       Other current assets                            (220)        8,421
       Accounts payable                               3,890       (12,640)
       Other current liabilities                      8,377        17,831
                                                  -------------------------
    Net cash provided by operating activities       161,669       157,747
                                                  -------------------------

Cash flows from investing activities:
   Additions to property and equipment             (206,143)      (94,261)
   Retirements of property and equipment             71,949        38,608
   Decrease in notes receivable                       2,471         1,324
                                                  -------------------------
    Net cash used in investing activities          (131,723)      (54,329)
                                                  -------------------------

Cash flows from financing activities:
   Dividends on common stock                         (6,746)       (4,467)
   Payment of stock split fractional shares               -            (9)
   Repurchases of common stock                      (21,591)       (8,518)
   Stock options exercised                            2,662         5,839
                                                  -------------------------
    Net cash used in financing activities           (25,675)       (7,155)
                                                  -------------------------

Effect of exchange rate fluctuations on cash           (191)         (324)
Net increase in cash and cash equivalents             4,080        95,939
Cash and cash equivalents, beginning of period      101,409        29,885
                                                  -------------------------
Cash and cash equivalents, end of period          $ 105,489      $125,824
                                                  =========================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                       $      11      $    867
   Income taxes                                   $  33,854      $ 20,732
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                    $   3,210      $  1,388


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was ($13) and ($376) (in thousands) for the three-month periods and ($191) and ($324) (in thousands) for the nine-month periods ended September 30, 2004 and 2003, respectively.

(2)  Long-Term Debt

     As of September 30, 2004, the Company has two credit facilities with banks totaling $75 million which expire May 16, 2006 and October 22, 2005 and bear variable interest based on the London Interbank Offered Rate (LIBOR), on which no borrowings were outstanding. As of September 30, 2004, the credit available pursuant to these bank credit facilities is reduced by $32.4 million in letters of credit the Company maintains. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable as defined in the credit facility. While the Company had no borrowings pursuant to these credit facilities as of September 30, 2004, the Company was in compliance with these covenants at September 30, 2004.

(3)  Commitments and Contingencies

     As of September 30, 2004, the Company has commitments for net capital expenditures of approximately $113 million.

       On July 29, 2004 and October 25, 2004, the Company was served with complaints naming it and others as defendants in two lawsuits stemming from a multi-vehicle accident that occurred in February 2004. The lawsuits were filed in Superior Court of the State of California, County of San Bernardino, Barstow District and seek an unspecified amount of compensatory damages. The Company brokered a shipment to an independent carrier with a satisfactory safety rating which was then involved in the accident, resulting in four fatalities and multiple personal injuries. It is possible that additional lawsuits may be filed by other parties involved in the accident. The Company's Broker-Carrier Agreement with the independent carrier provides for the carrier to indemnify the Company for any loss arising out of or in connection with the transportation of property under the contract. The Company also has a certificate of liability insurance from the carrier indicating that it has insurance coverage of up to $2 million per occurrence. For the policy year ended August 1, 2004, the Company's primary liability insurance policies for coverage ranging up to $10 million per occurrence have various annual aggregate levels of liability for all accidents totaling $9 million that is the responsibility of the Company (see discussion of insurance aggregates on page 17 under Part I, Item 2 of this Form 10-Q). Amounts in excess of $10 million are covered under premium-based policies to coverage levels that management considers adequate. As such, the potential exposure to the Company ranges from $0 to $9 million. The lawsuits are currently in the discovery phase. The Company plans to vigorously defend the suits, and the amount of any possible loss to the Company cannot currently be estimated. However, the Company believes an unfavorable outcome in these lawsuits, if it were to occur, would not have a material impact on the Company's financial position.

     In addition to the litigation noted above, the Company is engaged in routine litigation in the ordinary course of its business operations, none of which is expected to have a material adverse impact on the results of operations or financial condition of the Company.

(4)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below. Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.


                               (in thousands, except per share amounts)
                             Three Months Ended       Nine Months Ended
                                September 30             September 30
                           ---------------------    ---------------------
                               2004      2003           2004      2003
                           ---------------------    ---------------------

Net income                  $  24,299 $  20,516      $  61,487 $  52,214
                           =====================    =====================
Average common shares
  outstanding                  79,044    80,012         79,290    79,849
Common stock equivalents        1,529     1,920          1,649     1,854
                           ---------------------    ---------------------
Diluted shares outstanding     80,573    81,932         80,939    81,703
                           =====================    =====================
Basic earnings per share    $     .31 $     .26      $     .78 $     .65
                           =====================    =====================
Diluted earnings per share  $     .30 $     .25      $     .76 $     .64
                           =====================    =====================


     There were no options to purchase shares of common stock which were outstanding during the periods indicated above, but excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares.

(5)  Stock Based Compensation

     At September 30, 2004, the Company has a nonqualified stock option plan. The Company did not grant any stock options during the three-month periods ended September 30, 2004 and 2003. The Company granted 787,000 stock options during the nine-month period ended September 30, 2004 and none during the nine-month period ended September 30, 2003. The Company applies the intrinsic value based method of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.


                              (in thousands, except per share amounts)
                             Three Months Ended       Nine Months Ended
                                September 30             September 30
                           ---------------------    ---------------------
                               2004      2003           2004      2003
                           ---------------------    ---------------------

Net income, as reported     $  24,299 $  20,516      $  61,487 $  52,214
Less: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net of
  related tax effects             595       629          1,506     1,887
                           ---------------------    ---------------------
Net income, pro forma       $  23,704 $  19,887      $  59,981 $  50,327
                           =====================    =====================
Earnings per share:
  Basic - as reported       $     .31 $     .26      $     .78 $     .65
                           =====================    =====================
  Basic - pro forma         $     .30 $     .25      $     .76 $     .63
                           =====================    =====================
  Diluted - as reported     $     .30 $     .25      $     .76 $     .64
                           =====================    =====================
  Diluted - pro forma       $     .29 $     .24      $     .74 $     .62
                           =====================    =====================


     The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 20,000,000 shares, and the maximum aggregate number of options that may be granted to any one person is 2,562,500 options.

(6)  Segment Information

     The Company has two reportable segments - Truckload Transportation Services and Value Added Services. The Truckload Transportation Services segment consists of five operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. The medium-to-long haul Van fleet transports a variety of consumer, non-durable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional short-haul fleet provides comparable truckload van service within five geographic areas. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center. Revenues for the Truckload Transportation Services segment include a small amount of non-trucking revenues, representing the portion of shipments delivered to or from Mexico where the Company utilizes a third-party carrier and revenues generated in a few dedicated accounts where the services of third-party carriers are used to meet customer capacity requirements.

     The Value Added Services segment, which generates the majority of the Company's non-trucking revenues, provides freight brokerage, intermodal services, and freight transportation management. Value Added Services was identified as a new reportable segment as of June 30, 2004. The 2003 and 2004 amounts shown in the following table have been reclassified to account for the change in composition of the Company's reportable segments.

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

     The following tables summarize the Company's segment information (in thousands of dollars):


                                              Revenues
                                              --------
                            Three Months Ended         Nine Months Ended
                               September 30              September 30
                          ----------------------    -----------------------
                              2004       2003           2004       2003
                          ----------------------    -----------------------
Truckload Transportation
  Services                 $  381,620 $  342,843    $ 1,101,844 $ 1,009,319
Value Added Services           41,174     22,129        113,527      60,837
Other                           1,624      1,387          4,684       3,758
Corporate                         991      1,675          2,749       3,618
                          ----------------------    -----------------------
Total                      $  425,409 $  368,034    $ 1,222,804 $ 1,077,532
                          ======================    =======================


                                          Operating Income
                                          ----------------
                            Three Months Ended         Nine Months Ended
                               September 30              September 30
                          ----------------------    -----------------------
                              2004       2003           2004       2003
                          ----------------------    -----------------------
Truckload Transportation
  Services                 $   38,059 $   32,663    $    96,393 $    82,710
Value Added Services            1,310         68          3,408         227
Other                             572        161          1,821         694
Corporate                        (431)      (164)        (2,262)       (344)
                          ----------------------    -----------------------
Total                      $   39,510 $   32,728    $    99,360 $    83,287
                          ======================    =======================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This report contains historical information, as well as forward-looking statements that are based on information currently available to the Company's management. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable based on information currently available; however any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those anticipated in the forward-looking statements as a result of certain risks and uncertainties. These risks include, but are not limited to, those discussed in the section of this Item entitled "Forward-Looking Statements and Risk Factors" and in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Caution should be taken not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date they are made. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview:

     The Company operates in the truckload sector of the trucking industry, with a focus on transporting consumer nondurable products that ship more consistently throughout the year. The Company's success depends on its ability to efficiently manage its resources in the delivery of truckload transportation and logistics services to its customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. The Company's ability to adapt to changes in customer transportation requirements is a key element in efficiently deploying resources and in making capital investments in tractors and trailers. Although the Company's business volume is not highly concentrated, the Company may also be affected by the financial failure of its customers or a loss of a customer's business from time-to-time.

     Operating revenues consist of trucking revenues generated by the five operating fleets in the Truckload Transportation Services segment (medium/long-haul van, dedicated, regional short-haul, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's Value Added Services (VAS) segment. The Company's Truckload Transportation Services segment also includes a small amount of non-trucking revenues for the portion of shipments delivered to or from Mexico where it utilizes a third-party carrier, and for a few of its dedicated accounts where the services of third-party carriers are used to meet customer capacity requirements. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS segment, as well as the non-trucking revenues generated by the Truckload Transportation Services segment. Trucking revenues accounted for 89% of total operating revenues in third quarter 2004, and non-trucking and other operating revenues accounted for 11%.

      Trucking services typically generate revenue on a per-mile basis. Other sources of trucking revenue include fuel surcharges and accessorial revenue such as stop charges, loading/unloading charges, and equipment detention charges. Because fuel surcharge revenues fluctuate in response to changes in the cost of fuel, these revenues are identified separately within the operating statistics table and are excluded from the statistics to provide a more meaningful comparison between periods. Non-trucking revenues generated by a fleet whose operations are part of the Truckload Transportation Services segment are included in non-trucking revenue in the operating statistics table so that the revenue statistics in the table are calculated using only the revenues generated by the Company's trucks. The key statistics used to evaluate trucking revenues, excluding fuel surcharges, are revenue per truck per week, the per-mile rates charged to customers, the average monthly miles generated per tractor, the percentage of empty miles, the average trip length, and the number of tractors in service. General economic conditions, seasonal freight patterns in the trucking industry, and industry capacity are key factors that impact these statistics.

       The Company's greatest resource requirements include qualified drivers, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers, however, there is no assurance that current recovery levels will continue in future periods. Assuming prices remain at current levels for the remainder of fourth quarter 2004, the negative impact of changing fuel prices on earnings for fourth quarter 2004 compared to fourth quarter 2003 is estimated to be approximately five cents to seven cents per share. The Company's financial results are also affected by availability of drivers and the market for new and used trucks. Because the Company is self-insured for cargo, personal injury, and property damage claims on its trucks and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, the weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

      A common industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses expressed as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. These expenses generally vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues and non-trucking revenues. As discussed further in the comparison of operating results for third quarter 2004 to third quarter 2003, several industry-wide issues, including the new hours of service regulations, a challenging driver recruiting market, and rising fuel prices, could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). Depreciation expense has been affected by the new engine emission standards that became effective in October 2002 for all newly purchased trucks which have increased truck purchase costs over the last two years. The trucking operations require substantial cash expenditures for tractors and trailers. The Company has maintained a three-year replacement cycle for company-owned tractors. These purchases are funded by net cash from operations, as the Company repaid its last remaining debt in December 2003.

      Non-trucking services provided by the Company, primarily through its VAS division, include freight brokerage, intermodal, freight transportation management, and other services. Unlike the Company's trucking operations, the non-trucking operations are less asset-intensive and instead are dependent upon information systems, qualified employees, and the services of other third-party providers. The most significant expense item related to these non-trucking services is the cost of transportation paid by the Company to third-party providers, which is recorded as rent and purchased transportation expense. Other expenses include salaries, wages and benefits and systems-related depreciation. The Company evaluates the non-trucking operations by reviewing the gross margin percentage (revenues less rent and purchased transportation expense expressed as a percentage of revenues)  and  the  operating ratio.  The operating ratios  for  the  non-
trucking business are generally higher than those of the trucking operations resulting in lower operating margins, but the returns on assets are higher.

Results of Operations:

     The following table sets forth certain industry data regarding the freight revenues and operations of the Company for the periods indicated.


                             Three Months Ended              Nine Months Ended
                                September 30        %          September 30         %
                            -------------------           ----------------------
                               2004      2003     Change     2004         2003    Change
                            ------------------------------------------------------------
Trucking revenues, net of
  fuel surcharge (1)         $348,408  $327,071     6.5%  $1,020,107    $955,004    6.8%
Trucking fuel surcharge
  revenues (1)                 29,625    13,608   117.7%      71,612      47,108   52.0%
Non-trucking revenues,
  including VAS (1)            45,051    25,028    80.0%     123,944      69,031   79.5%
Other operating revenues (1)    2,325     2,327    (0.1%)      7,141       6,389   11.8%
                            ---------  --------           ----------  ----------
    Operating revenues (1)   $425,409  $368,034    15.6%  $1,222,804  $1,077,532   13.5%
                            =========  ========           ==========  ==========

Operating ratio
  (consolidated) (2)             90.7%     91.1%   (0.4%)       91.9%       92.3%  (0.4%)
Average monthly miles per
  tractor                      10,186    10,288    (1.0%)     10,158      10,148    0.1%
Average revenues per total
  mile (3)                     $1.357    $1.281     5.9%      $1.325      $1.267    4.6%
Average revenues per loaded
  mile (3)                     $1.528    $1.436     6.4%      $1.494      $1.418    5.4%
Average percentage of empty
  miles                         11.20%    10.82%    3.5%       11.30%      10.65%   6.1%
Average trip length in
  miles (loaded)                  580       612    (5.2%)        583         638   (8.6%)
Total miles (loaded and
  empty) (1)                  256,726   255,382     0.5%     770,063     754,100    2.1%
Average tractors in service     8,401     8,275     1.5%       8,423       8,257    2.0%
Average revenues per truck
  per week (3)                 $3,190    $3,041     4.9%      $3,105      $2,966    4.7%
Total tractors (at quarter
  end)
    Company                     7,535     7,400                7,535       7,400
    Owner-operator                940       925                  940         925
                            ---------  --------           ----------  ----------
         Total tractors         8,475     8,325                8,475       8,325

Total trailers (at quarter
  end)                         22,950    22,110               22,950      22,110

(1) Amounts in thousands.
(2) Operating  expenses  expressed  as  a percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.


     The following table sets forth the non-trucking revenues, operating expenses, and operating income for the VAS segment. Other operating expenses in the table for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party transportation costs), communications and utilities, and other operating expense categories.


                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                 ----------------------   ---------------------
                                    2004       2003          2004       2003
                                 ----------------------   ---------------------
Value Added Services (amounts
  in 000's)
-----------------------------
Revenues                         $  41,174  $  22,129     $ 113,527  $  60,837
Rent and purchased
  transportation expense            37,318     20,548       102,877     56,516
                                 ----------------------   ---------------------
Gross margin                         3,856      1,581        10,650      4,321
Other operating expenses             2,546      1,513         7,242      4,094
                                 ----------------------   ---------------------
Operating income                 $   1,310  $      68     $   3,408  $     227
                                 ======================   =====================


Three  Months  Ended  September 30, 2004 Compared  to  Three  Months  Ended
---------------------------------------------------------------------------
September 30, 2003
------------------

Operating Revenues

      Operating revenues increased 15.6% for the three months ended September 30, 2004, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues increased 6.5% due primarily to a 5.9% increase in revenue per total mile, excluding fuel surcharges, and a 1.5% increase in the average number of tractors in service, offset by a 1.0% decrease in average monthly miles per tractor. Revenue per total mile, excluding fuel surcharges, increased due to customer rate increases, an improvement in freight selection, and a 5.2% decrease in the average loaded trip length due to growth in the Company's dedicated and regional fleets. The Company grew its dedicated fleet by 750 trucks, from about one-quarter of the total truck fleet in third quarter 2003 to over one-third of the total truck fleet in third quarter 2004. The majority of the growth in the dedicated fleet was offset by a decrease in the Company's medium-to-long-haul van fleet. Dedicated fleet business tends to have lower miles per trip, a higher empty mile percentage, a higher rate per loaded mile, and lower miles per truck. The growth in dedicated business had a corresponding effect on these same operating statistics, as reported above, for the entire Company. During third quarter 2004, the truckload freight economy continued to strengthen due to ongoing truck capacity constraints.

      Beginning in August, the Company's sales and marketing team met with customers to negotiate annual rate increases to recoup the significant cost increases in fuel, driver pay, equipment, and insurance and to improve margins. Much of the Company's contractual business renews in the latter part of third quarter and fourth quarter. As a result of these efforts, revenue per total mile, net of fuel surcharges, rose almost four cents a mile, or 3%, sequentially from second quarter 2004 to third quarter 2004.

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, increased from $13.6 million in third quarter 2003 to $29.6 million in third quarter 2004 due to higher average fuel prices in third quarter 2004. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. These surcharge programs, which automatically adjust weekly through fuel surcharge price brackets as fuel prices change, continued to be in effect during third quarter 2004. The Company's fuel surcharge program has historically enabled the Company to recover a significant portion of the fuel price increases. Typical programs specify a base price per gallon when surcharges can begin to be billed. Above this price, the Company bills a surcharge rate per mile when the price per gallon falls in a bracketed range of fuel prices. When fuel prices increase, fuel surcharges recoup a lower percentage of the incrementally higher costs due to the impact of inadequate recovery for empty miles not billable to customers, out-of-route miles, truck idle time, and "bracket creep". "Bracket creep" occurs when fuel prices approach the upper limit of the bracketed range, but a higher surcharge rate per mile cannot be billed until the fuel price per gallon reaches the next bracket. Also, the DOE survey price used for surcharge contracts changes once a week while fuel prices change more frequently. Because collections of fuel surcharges typically trail fuel price changes, rapid fuel price increases cause a temporarily unfavorable effect of fuel prices increasing more rapidly than fuel surcharge revenues. This effect typically reverses if fuel prices fall.

      VAS revenues increased by 86.1% for the three months ended September 30, 2004, compared to the same period of the prior year. In addition, VAS revenues grew 5.6% sequentially from second quarter 2004 to third quarter 2004. Most of this revenue growth came from the Company's brokerage group within VAS. VAS revenues consist primarily of freight brokerage, intermodal, freight transportation management, and other services. The Company expects to continue to capitalize on the sophisticated service, management, and technology advantages of its logistics solution in an improving freight market. During fourth quarter 2004, the Company expects to add several hundred trailers to support trailer capacity needs and offer tracking and tracing to customers in its growing intermodal operation.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 90.7% for the three months ended September 30, 2004, compared to 91.1% for the three months ended September 30, 2003. Because the Company's VAS business operates with a lower operating margin and a higher return on assets than the trucking business, the substantial growth in VAS business in third quarter 2004 compared to third quarter 2003 affected the Company's overall operating ratio. The significant increase in fuel expense and related fuel surcharge revenues also affected the operating ratio. If VAS rent and purchased transportation expenses are offset against VAS revenues and fuel surcharge revenues are offset against fuel expense, the Company's operating ratio would be 170 basis points lower in third quarter 2004 and 90 basis points lower in third quarter 2003.

     The following table sets forth the cost per total mile of operating expense items for the Truckload Transportation Services segment for the periods indicated. The Company evaluates operating costs for this segment on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, which provides a more consistent basis for comparing the results of operations from period to period.


                           Three Months Ended  Increase  Nine Months Ended  Increase
                              September 30    (Decrease)    September 30   (Decrease)
                          --------------------          -------------------
                              2004     2003    per Mile     2004     2003   per Mile
                          -----------------------------------------------------------
Salaries, wages and
  benefits                   $0.523   $0.506    $.017      $0.515   $0.499   $.016
Fuel                          0.214    0.148     .066       0.195    0.159    .036
Supplies and maintenance      0.126    0.119     .007       0.126    0.115    .011
Taxes and licenses            0.104    0.101     .003       0.106    0.102    .004
Insurance and claims          0.069    0.072    (.003)      0.074    0.073    .001
Depreciation                  0.140    0.131     .009       0.136    0.131    .005
Rent and purchased
  transportation              0.145    0.125     .020       0.138    0.134    .004
Communications and
  utilities                   0.019    0.017     .002       0.018    0.016    .002
Other                         0.000   (0.004)    .004      (0.002)   0.000   (.002)


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 13.2% in third quarter 2004 compared to 12.2% in third quarter 2003. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. This increase in owner-operator miles as a percentage of total miles shifted costs to the rent and purchased transportation category from other expense categories. The Company estimates that rent and purchased transportation expense for the Truckload Transportation segment was higher by approximately 1.0 cent per total mile due to this increase, and other expense categories had offsetting reductions on a total-mile basis, as follows: salaries, wages and benefits (0.5 cents), fuel (0.2 cents), supplies and maintenance (0.1 cent), taxes and licenses (0.1 cent), and depreciation (0.1 cent). Over the past year, attracting and retaining owner-operator drivers continued to be difficult due to the challenging operating conditions.

       Salaries, wages and benefits for non-drivers increased in third quarter 2004 compared to third quarter 2003 to support the growth in the VAS segment. The increase in salaries, wages and benefits per mile of 1.7 cents for the Truckload Transportation Services segment is primarily the result of higher driver pay per mile and higher group health insurance, offset by lower workers' compensation and more owner-operator miles as a percentage of total miles, as discussed above. On August 1, the Company's previously announced two cent per mile pay raise became effective for company solo drivers in its medium-to-long-haul Van division. This increased the pay of approximately one quarter of the Company's drivers and increased salaries, wages and benefits expense per total mile by 0.3 cents.

The Company expects to recover a substantial portion of this pay raise through its customer rate increase negotiations, currently in process. As a result of the new hours of service (HOS) regulations effective at the beginning of 2004, the Company increased driver pay in the non-dedicated fleets for multiple stop shipments. Additional revenue from increased rates per stop offset most of the increased driver pay. The increase in dedicated business as a percentage of total trucking business also contributed to the increase in driver pay per mile as dedicated drivers are usually compensated at a higher rate per mile due to the lower average miles per truck and had the effect of increasing non-driver salaries, wages and benefits on a per-mile basis due to the lower average miles per truck.

     In recent months, the market for recruiting experienced drivers tightened. The Company experienced an improvement in driver turnover since announcing the two cent per mile pay raise described above, however, the market for recruiting drivers continued to be difficult in third quarter
2004. The Company instituted an optional per diem reimbursement program for eligible company drivers (approximately half of total non-student company drivers) beginning in April 2004. This program increases a company driver's net pay per mile, after taxes. As a result, salaries, wages, and benefits were slightly lower, and the Company's effective income tax rate was higher in third quarter 2004 compared to the first two quarters of 2004. The Company expects the cost of the per diem program to be neutral, because the combined driver pay rate per mile and per diem reimbursement under the per diem program is about one cent per mile lower than mileage pay without per diem reimbursement, which offsets the Company's increased income taxes caused by the nondeductible portion of the per diem. The per diem program increases driver satisfaction through higher net pay per mile. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and additional increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 6.6 cents per mile for the Truckload Transportation Services segment due to higher average diesel fuel prices. Average fuel prices in third quarter 2004 were 40 cents a gallon, or 46%, higher than third quarter 2003, and were 13 cents a gallon, or 12%, higher than second quarter 2004. Prices increased 37 cents a gallon from the beginning to the end of third quarter 2004, including a 10-cent per gallon spike in the last full week of the quarter. Fuel expense, after considering the amounts collected from customers through fuel surcharge programs, net of reimbursement to owner-operators, had a three-cent negative impact on third quarter 2004 earnings per share compared to third quarter 2003 earnings per share. In addition to the increase in fuel prices, company data continues to indicate that the fuel mile per gallon (mpg) degradation for trucks with post-October 2002 engines (35% of the Company fleet as of September 30,
2004) is a reduction of approximately 0.3 mpg to 0.5 mpg, or a 6% to 9% reduction in fuel efficiency. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Diesel fuel prices for the month of October 2004 averaged 67 cents a gallon, or 74% higher than average fuel prices for fourth quarter 2003.
Assuming prices remain at current levels for the remainder of fourth quarter 2004, the negative impact of changing fuel prices on earnings for fourth quarter 2004 compared to fourth quarter 2003 is estimated to be approximately five cents to seven cents per share.

       Supplies and maintenance increased 0.7 cents on a per-mile basis in third quarter 2004 due primarily to increases in the cost of over-the-road repairs and higher driver recruiting costs (including driver advertising), driver travel and lodging, and other costs.

       Taxes and licenses increased 0.3 cents on a per-mile basis in third quarter 2004 due in part to the effect of lower miles per truck on the fixed portion of licensing costs.

       Insurance and claims decreased 0.3 cents on a per-mile basis due primarily to better overall claims experience (lower average cost per claim) in the current quarter.

       For the policy year beginning August 2003, the Company's total premiums for liability insurance increased by approximately $1.3 million. This increase includes premiums for terrorism coverage. The Company has been responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage since August 1, 1992. The Company is also responsible for varying annual aggregate amounts of liability for claims above $500,000 and below $10.0 million. For the policy year beginning August 1, 2003, these annual aggregate amounts total $13.5 million. For the policy year beginning August 1, 2003, the Company was responsible for claims in excess of $3.0 million and less than $5.0 million, subject to an annual maximum aggregate of $6.0 million if several claims were to occur in this layer. For claims in excess of $5.0 million and less than $10.0 million, the Company was responsible for the first $5.0 million of claims. Liability claims in excess of $10.0 million per claim, if they occur, are covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. The Company's primary liability insurance policies for coverage up to $10.0 million per claim renewed on August 1, 2004.

       Effective August 1, 2004, the Company became responsible for the first $2.0 million per claim with an annual aggregate of $3.0 million for claims between $2.0 million and $3.0 million, and the Company became fully insured (i.e., no aggregate) for claims between $3.0 million and $5.0 million. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims. The increased Company retention from $500,000 to $2.0 million is due to changes in the trucking insurance market and is similar to increased claim retention levels experienced by other truckload carriers. The Company maintains liability insurance coverage with reputable insurance carriers substantially in excess of the $10 million per claim. Liability insurance premiums for the policy year beginning August 1, 2004 decreased approximately $0.4 million on the higher retention level.

     Depreciation expense for the Truckload Transportation Services segment increased 0.9 cents on a per-mile basis in third quarter 2004 due primarily to higher costs of new tractors with the post-October 2002 engines. The 1% lower miles generated per truck also contributed to the increase in this fixed cost on a per-mile basis.

     Rent and purchased transportation consists mainly of payments to owner-operators in the trucking operations and payments to third-party carriers in the VAS and other non-trucking operations. Rent and purchased transportation for the Truckload Transportation Services segment increased
2.0 cents per total mile as higher fuel prices necessitated higher reimbursements to owner-operators for fuel and, to a lesser extent, due to more owner-operator miles as a percentage of total miles. The Company's customer fuel surcharge programs do not differentiate between miles generated by Company-owned trucks and miles generated by owner-operator trucks; thus, the increase in owner-operator fuel reimbursements are included with Company fuel expenses in calculating the per-share impact of higher fuel prices on earnings. The Company has experienced difficulty recruiting and retaining owner-operators for over two years because of challenging operating conditions. However, the Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers was to occur and increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained. Payments to third-party carriers used for portions of shipments delivered to or from Mexico and by a few dedicated fleets in the truckload segment contributed 0.3 cents of the total per-mile increase.

     As shown in the VAS statistics table at the beginning of this section, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. These expenses vary directly with changes in the volume of services generated by the segment.

     Other operating expenses increased 0.4 cents per mile in third quarter 2004. Gains on sales of revenue equipment, primarily trucks, are reflected as a reduction of other operating expenses and were $1.7 million in third quarter 2004 compared to $2.3 million in third quarter 2003. Gains decreased slightly due to higher costs to prepare the equipment for sale. The Company's wholly-owned subsidiary, Fleet Truck Sales, has 16 truck sales locations throughout the United States.

      The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased from 37.5% for the three-month period ended September 30, 2003 to 39.5% for the three-month period ended September 30, 2004 due to an increase in non-deductible expenses for tax purposes related to the implementation of a per diem pay program for student drivers in fourth quarter 2003 and a per diem pay program for eligible company drivers in April 2004.

Nine  Months  Ended  September  30, 2004  Compared  to  Nine  Months  Ended
---------------------------------------------------------------------------
September 30, 2003
------------------

     Operating  revenues  increased by 13.5%  for  the  nine  months  ended
September 30, 2004, compared to the same period of the previous year. Excluding fuel surcharge revenues, trucking revenues increased 6.8%, due primarily to a 4.6% increase in revenue per total mile excluding fuel surcharges, a 2.0% increase in the average number of tractors in service, and a 0.1% increase in miles per truck. VAS revenues increased by $52.7 million (86.6%), and fuel surcharge revenues increased by $24.5 million (52.0%).

     Operating expenses, expressed as a percentage of operating revenues, were 91.9% for the nine months ended September 30, 2004, compared to 92.3% for the same period of the previous year. The Company's overall operating ratio was negatively affected to a greater extent in the first nine months of 2004 compared to the first nine months of 2003 by higher non-trucking revenues and higher fuel surcharge revenues. If VAS rent and purchased transportation expenses are offset against VAS revenues and fuel surcharge revenues are offset against fuel expense, the Company's operating ratio would be 140 basis points lower in the nine months ended September 30, 2004 and 80 basis points lower in the nine months ended September 30, 2003.

     Salaries, wages and benefits for non-drivers increased to support the growth in the VAS segment. Salaries, wages and benefits for the Truckload Transportation Services segment increased 1.6 cents on a per-mile basis due to higher driver accessorial and bonus pay and an increase in dedicated business as dedicated drivers are usually compensated at a higher rate per mile due to the lower average miles per truck. Fuel increased 3.6 cents per mile due to higher fuel prices. Average fuel prices for the first nine months of 2004 were 22 cents a gallon, or 24%, higher than the first nine months of 2003. Supplies and maintenance increased 1.1 cents per mile due to increases in the cost of over-the-road repairs and higher driver recruiting costs (including driver advertising), driver travel and lodging, and other costs. Depreciation increased 0.5 cents per mile due to higher costs of new tractors as the Company replaces tractors with pre-October 2002 engines with tractors that have the new EPA-compliant engines at a higher cost. Rent and purchased transportation for the Truckload Transportation Services segment increased 0.4 cents per mile as higher fuel prices necessitated higher reimbursements to owner-operators for fuel. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. Other operating expenses decreased 0.2 cents per mile due to the Company selling more used trucks to third parties and recognizing additional gains, net of increased expenses to prepare the equipment for sale. The Company's effective income tax rate was 37.5% for the nine months ended September 30, 2003. The rate increased to 39.1% for the nine months ended September 30, 2004 (38.5% for first quarter 2004, 39.1% for second quarter 2004, and 39.5% for third quarter 2004) related to the implementation of per diem pay programs for student drivers and eligible company drivers.

Financial Condition:

     During the nine months ended September 30, 2004, the Company generated cash flow from operations of $161.7 million, a 2.5% increase ($3.9 million) in cash flow compared to the same nine-month period a year ago. The increase in cash flow from operations is due primarily to a $17.2 decrease in the accounts payable for revenue equipment from December 2002 to September 2003 compared to a $0.1 million decrease in the accounts payable for revenue equipment from December 2003 to September 2004, offset by an increase in accounts receivable caused by higher revenue rates per mile and fuel surcharge reimbursement and an increase in days sales in accounts receivable (primarily current receivables). The accounts payable changes were primarily the result of the Company pre-buying tractors beginning in third quarter 2002 (as explained in the next paragraph) which were paid by the end of first quarter 2003 and purchasing fewer tractors during 2003 as a result of the pre-buy. These changes in the accounts payable for revenue equipment resulted in an increase in cash flow from operations between periods of $17.1 million, and the increased accounts receivable reduced cash flow from operations by $11.3 million. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $134.2 million, repurchase common stock of $21.6 million, and pay common stock dividends of $6.7 million. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

     Net cash used in investing activities for the nine-month period ended September 30, 2004 increased by $77.4 million from $54.3 million for the nine-month period ended September 30, 2003 to $131.7 million for the nine-month period ended September 30, 2004. The large increase was due primarily to the Company's accelerated purchases of tractors with pre-October 2002 engines in the latter part of 2002 and purchasing fewer tractors in 2003, including the first nine months. The Environmental Protection Agency (EPA) required all truck engines manufactured after October 1, 2002 to comply with new engine emission standards. In 2002, the Company purchased a significant number of new trucks with engines manufactured prior to October 2002, in addition to the normal number of new trucks required for the Company's three-year replacement cycle. This pre-buy enabled the Company to delay the increased cost of using trucks with new engines in its fleet by approximately one year and provided for additional testing time. The last group of pre-buy trucks were placed into service during the third quarter of 2003, resulting in increased purchases in subsequent quarters. As of September 30, 2004, approximately 35% of the company-owned truck fleet consisted of trucks with new EPA-compliant engines compared to 10% at December 31, 2003. Company data continues to indicate that the fuel mile per gallon (mpg) degradation is a reduction of approximately 0.3 mpg to 0.5 mpg, or a 6% to 9% reduction in fuel efficiency. Also, depreciation expense is increasing due to the higher cost of the new engines. The average age of the Company's truck fleet is
1.6 years at September 30, 2004. The Company anticipates the average age of its truck fleet will continue to decrease in the last half of 2004 and intends to fund the new truck purchases through existing cash on hand and cash flow from operations.

      Management believes the Company's financial position at September 30, 2004 is strong. As of September 30, 2004, the Company has $105.5 million of cash and cash equivalents, no debt, and $745.3 million of stockholders' equity. As of September 30, 2004, the Company has no equipment operating leases, and, therefore has no off-balance sheet equipment debt. The
Company maintains $32.4 million in letters of credit as of September 30, 2004. These letters of credit are primarily required as security for insurance policies. As of September 30, 2004, the Company has $75.0 million of credit pursuant to credit facilities, on which no borrowings were outstanding. The credit available under these facilities is reduced by the $32.4 million in letters of credit.

Regulations:

     The Federal Motor Carrier Safety Administration (FMCSA) of the U.S. Department of Transportation issued a final rule on April 24, 2003, that made several changes to the regulations which govern truck drivers' hours of service (HOS). The new rules became effective on January 4, 2004. Beginning in October 2003, Werner Enterprises started testing the HOS with its drivers using its proprietary Paperless Log System software, modified for the new HOS rules. This testing, combined with a comprehensive driver-training program, helped to prepare the Company for the HOS changes. Effective January 2004, the Company increased its accessorial charges to customers for multiple stop shipments and its rates for tractor detention. Werner also raised its driver pay for multiple stop shipments and unanticipated delays.

     On April 13, 2004, oral arguments were heard before the United States Circuit Court of Appeals for the District of Columbia on a lawsuit filed by Public Citizen challenging the revised hours-of-service regulations that went into effect on January 4, 2004. On July 16, 2004, the U.S. Circuit Court of Appeals for the District of Columbia rejected the new hours of service rules for truck drivers, because it said the FMCSA had failed to address the impact of the rules on the health of drivers as required by Congress. In addition, the judge's ruling noted other areas of concern including the increase in driving hours from 10 hours to 11 hours, the exception that allows drivers to split their required rest periods, the new rule allowing drivers to reset their 70-hour clock to 0 hours after 34 consecutive hours off duty, and the decision by the FMCSA not to require the use of electronic onboard recorders to monitor driver compliance.

     On September 30, 2004, the extension of the Federal highway bill signed into law by the President extended the current hours of service rules for one year or whenever the FMCSA develops a new set of regulations, whichever comes first.

     On September 21, 2004, the FMCSA approved Werner's exemption for its paperless log system (electronic hours of service system) that moves this exemption from the FMCSA-approved pilot program that began in 1998 to permanent status. The exemption is to be renewed every two years. Werner is the only truckload carrier with an approved electronic hours of service system utilizing global positioning system technology.

Critical Accounting Policies:

     The most significant accounting policies and estimates that affect our financial statements include the following:

  * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net cash flows, it is not recoverable. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less costs to sell.
  *  Estimates  of  accrued  liabilities   for  insurance  and  claims  for
     liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and long-term) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates, including negative development, and estimates of incurred-but-not-reported losses based upon past experience. An actuary reviews the Company's self-insurance reserves twice each year.
  * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party provider is utilized to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishes customer pricing separately from carrier rate negotiations, generally has discretion in carrier selection, and/or has credit risk on the shipment, the Company records both revenues for the dollar value of services billed by the Company to the customer and the costs of transportation paid by the Company to the third-party provider as rent and purchased transportation expense upon delivery of the shipment. In the absence of the conditions listed above, the Company records revenues net of expenses related to third-party providers.

     Management periodically evaluates these estimates and policies as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period to period.

Accounting Standards:

      The Financial Accounting Standards Board (FASB) issued an exposure draft on March 31, 2004 addressing accounting for share-based payments with the final statement expected to be issued in the fourth quarter of 2004. The objective of this proposed statement is to make one accounting standard available for share-based payments that would require a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). For public entities, the proposed statement would be applied prospectively for awards that are granted, modified, or settled in any interim or annual period beginning after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted. If the Company adopts the standard on July 1, 2005, it would be required to report in its financial statements the share-based compensation expense for the last six months of 2005 and may choose to use the modified retrospective application method to restate results for the two earlier interim periods. The FASB is encouraging companies to adopt the proposed statement early and begin recognizing expense in the first quarter of 2005. If the final statement is issued as proposed, management anticipates that adopting the new statement will have a negative impact of approximately one cent per share (two cents per share if the modified retrospective application method is used) for the year ending December 31, 2005, representing the expense to be recognized from July 1, 2005 through December 31, 2005 for the unvested portion of awards which were granted prior to July 1, 2005.

Forward-Looking Statements and Risk Factors:

     The following risks and uncertainties, as well as those listed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, may cause actual results to differ materially from those anticipated in the forward-looking statements included in this Form 10-Q:

     The Company is sensitive to changes in overall economic conditions that impact customer shipping volumes. Future weakness in the economy and consumer demand could result in reduced freight demand, which, in turn, would impact the Company's growth opportunities, revenues and profitability. The Company is currently seeking pricing increases from its customers to recoup the significant cost increases in fuel, driver pay, equipment and insurance and to improve margins. To the extent these rate increases are not obtained, the Company's revenues and earnings would be negatively affected.

     At times, there have been shortages of drivers and owner-operators in the trucking industry. Improvement in the general unemployment rate can lead to further difficulty in recruiting and retention. The Company anticipates that the competition for drivers and owner-operators will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and additional increases in driver pay rates and owner-operator settlement rates became necessary to attract and retain drivers and owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Diesel fuel prices rose rapidly in second quarter 2004 and continued to increase throughout third quarter 2004. Prices have risen further in October 2004. To the extent the Company cannot recover the higher cost of fuel through general customer fuel surcharge programs, the Company's results would be negatively impacted. Shortages of fuel, further increases in fuel prices, or rationing of petroleum products could have a materially adverse impact on the operations and profitability of the Company.

     As discussed above, the United States Circuit Court of Appeals for the District of Columbia vacated the new hours of service regulations in their entirety on July 16, 2004, and on September 30, 2004, the current rules were extended for a one-year period or until the FMCSA develops a new set of regulations. The Company cannot predict what rule changes will result from the court's ruling, nor the extent of their effect on the operations and profitability of the Company.

     The  Company  self-insures for liability resulting  from  cargo  loss, personal injury, and property damage as well as workers' compensation. This is supplemented by premium-based insurance with licensed insurance companies above the Company's self-insurance level for each type of coverage. To the extent that the Company was to experience a significant increase in the number of claims, the cost per claim, or the costs of insurance premiums for coverage in excess of its retention amounts, the
Company's operating results would be negatively affected. In 2004, the Company was named a defendant in two lawsuits related to an accident involving a third-party carrier that was transporting a shipment arranged by the Company's VAS division (see footnote (3) Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). To the extent the Company was to experience more of these types of claims and the Company is held responsible for liability for these types of claims, the Company's results of operations could be negatively impacted.

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the Environmental Protection Agency (EPA). As of September 30, 2004, approximately 35% of the company-owned truck fleet consisted of trucks with new EPA-compliant engines. The Company has experienced an average 6% to 9% reduction in fuel efficiency to date and increased depreciation expense due to the higher cost of the new engines. The Company anticipates continued increases in these expense categories as regular tractor replacements increase the percentage of company-owned trucks with new EPA-compliant engines. A new set of standards mandated by the EPA will become effective in 2007. The Company is unable to predict the impact these new regulations will have on its operations, financial position, results of operations, and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for third quarter 2004 and prior periods. To date, all foreign revenues are denominated in U.S. dollars, and the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

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

                                  PART II

                             OTHER INFORMATION

Item 1. Legal Proceedings

     On July 29, 2004 and October 25, 2004, the Company was served with complaints naming it and others as defendants in two lawsuits stemming from a multi-vehicle accident that occurred in February 2004. The lawsuits were filed in Superior Court of the State of California, County of San Bernardino, Barstow District and seek an unspecified amount of compensatory damages. The Company brokered a shipment to an independent carrier with a satisfactory safety rating which was then involved in the accident, resulting in four fatalities and multiple personal injuries. It is possible that additional lawsuits may be filed by other parties involved in the accident. The Company's Broker-Carrier Agreement with the independent carrier provides for the carrier to indemnify the Company for any loss arising out of or in connection with the transportation of property under the contract. The Company also has a certificate of liability insurance from the carrier indicating that it has insurance coverage of up to $2 million per occurrence. For the policy year ended August 1, 2004, the Company's primary liability insurance policies for coverage ranging up to $10 million per occurrence have various annual aggregate levels of liability for all accidents totaling $9 million that is the responsibility of the Company (see discussion of insurance aggregates on page 17 under Part I, Item 2 of this Form 10-Q). Amounts in excess of $10 million are covered under premium-based policies to coverage levels that management considers adequate. As such, the potential exposure to the Company ranges from $0 to $9 million. The lawsuits are currently in the discovery phase. The Company plans to vigorously defend the suits, and the amount of any possible loss to the Company cannot currently be estimated. However, the Company believes an unfavorable outcome in these lawsuits, if it were to occur, would not have a material impact on the Company's financial position.

     In addition to the litigation noted above, the Company is engaged in routine litigation in the ordinary course of its business operations, none of which is expected to have a material adverse impact on the results of operations or financial condition of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On December 29, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 4,166,666 shares of its common stock. On November 24, 2003, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 3,965,838 shares for a total of 8,132,504 shares. As of September 30, 2004, the Company had purchased 4,335,704 shares pursuant to this authorization and had 3,796,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue until withdrawn by the Board of Directors.

     The  following table summarizes the Company's common stock repurchases
during  the third quarter of 2004 made pursuant to this authorization.   No
shares were purchased during the quarter other than through this program.

                   Issuer Purchases of Equity Securities


                                                                                      Maximum Number
                                                                                     (or Approximate
                                                              Total Number of        Dollar Value) of
                                                             Shares (or Units)    Shares (or Units) that
                      Total Number of                       Purchased as Part of        May Yet Be
                     Shares (or Units)  Average Price Paid   Publicly Announced     Purchased Under the
    Period               Purchased      per Share (or Unit)   Plans or Programs      Plans or Programs
                    -------------------------------------------------------------------------------------
July 1-31, 2004              -                   -                    -                  4,198,800
August 1-31, 2004         390,500            $18.4488              390,500               3,808,300
September 1-30, 2004       11,500            $18.1972               11,500               3,796,800
                    ------------------                        ------------------
Total                     402,000            $18.4416              402,000               3,796,800
                    ==================                        ==================


Item 5.  Other Information.

Stockholder Nominees for Director

      On  August  18,  2004, the Company's Board of Directors  adopted  new policies for director recommendations by stockholders and directorship selection guidelines. Under the new policy for director recommendations by stockholders, the Company will consider candidates recommended by one or more stockholders that have individually or as a group owned beneficially at least two percent of the Company's issued and outstanding stock for at least one year. Stockholder recommendations must be submitted in writing with the required proof of compliance with stock ownership requirements, background information, and qualifications of the nominee to the Secretary of the Company not less than 120 days prior to the first anniversary of the date of the proxy statement relating to the Company's previous annual meeting (by December 8, 2004 for the 2005 Annual Meeting of Stockholders) in order for the candidate to be evaluated and considered as a prospective nominee. The new directorship selection guidelines establish general guidelines and criteria to be used by the nominating committee of the Board of Directors in evaluating prospective candidates for director positions. The full text of the newly-adopted policies, including a list of information required to be submitted with the nomination by the recommending stockholder, may be found on the Company's website, www.werner.com. Stockholders may also request a copy of the policies by writing to: Werner Enterprises, Inc., Attention: Corporate Secretary, P.O. Box 45308, Omaha, NE 68145.

Item 6.  Exhibits.


   Exhibit 3(i)(A) Revised and Amended Articles of Incorporation (Incorporated by reference to Exhibit 3 to Registration Statement on Form S-1, Registration No. 33-5245)
   Exhibit 3(i)(B) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-Q for the quarter ended May 31, 1994)
   Exhibit 3(i)(C) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-K for the year ended December 31, 1998)
   Exhibit 3(ii) Revised and Restated By-Laws (Incorporated by reference to
       Exhibit 3(ii) to the Company's report on Form 10-Q for the quarter ended June 30, 2004)
   Exhibit 10.1 Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 2004)
   Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification
   Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification
   Exhibit 32.1 Section 1350 Certification
   Exhibit 32.2 Section 1350 Certification

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:     November 1, 2004      By:  /s/ John J. Steele
       ----------------------        ------------------------------------
                                     John J. Steele
                                     Senior Vice President, Treasurer and
                                     Chief Financial Officer



Date:     November 1, 2004      By:  /s/ James L. Johnson
       ----------------------        ------------------------------------
                                     James L. Johnson
                                     Vice President, Controller and
                                     Corporate Secretary