Form 10-K
period 2004-12-31
WERNER ENTERPRISES INC
filed 2005-02-15
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are "affiliates" of the Registrant) as of June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1.074 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported by Nasdaq).

As of February 10, 2005, 79,396,187 shares of the registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 10, 2005, are incorporated in Part III of this report.

                             TABLE OF CONTENTS


                                                                       Page
                                                                       ----

                                  PART I

Item 1.  Business                                                        1
Item 2.  Properties                                                      6
Item 3.  Legal Proceedings                                               7
Item 4.  Submission of Matters to a Vote of Security Holders             8

                                  PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities               8
Item 6.  Selected Financial Data                                        10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10
Item 7A. Quantitative and Qualitative Disclosures about Market Risk     26
Item 8.  Financial Statements and Supplementary Data                    27
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                       45
Item 9A. Controls and Procedures                                        45
Item 9B. Other Information                                              47

                                 PART III

Item 10. Directors and Executive Officers of the Registrant             47
Item 11. Executive Compensation                                         47
Item 12. Security Ownership of Certain Beneficial Owners and Management 47
Item 13. Certain Relationships and Related Transactions                 48
Item 14. Principal Accountant Fees and Services                         48

                                  PART IV

Item 15. Exhibits and Financial Statement Schedules                     48

                                  PART I

ITEM 1.   BUSINESS

General

     Werner Enterprises, Inc. ("Werner" or the "Company") is a transportation company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce as well as providing logistics services. Werner is one of the five largest truckload carriers in the United States and maintains its headquarters in Omaha, Nebraska, near the geographic center of its service area. Werner was founded in 1956 by Chairman and Chief Executive Officer, Clarence L. Werner, who started the business with one truck at the age of 19. Werner completed its initial public offering in April 1986 with a fleet of 630 trucks. Werner ended 2004 with a fleet of 8,600 trucks, of which 7,675 were owned by the Company and 925 were owned and operated by owner-operators (independent contractors).

     The Company operates throughout the 48 contiguous states pursuant to operating authority, both common and contract, granted by the United States Department of Transportation ("DOT") and pursuant to intrastate authority granted by various states. The Company also has authority to operate in the ten provinces of Canada and provides through trailer service in and out of Mexico. The principal types of freight transported by the Company include retail store merchandise, consumer products, manufactured products, and grocery products. The Company's emphasis is to transport consumer nondurable products that ship more consistently throughout the year and throughout changes in the economy. The Company has two reportable segments-Truckload Transportation Services and Value Added Services. Financial information regarding these segments can be found in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

     Werner operates in the truckload segment of the trucking industry. Within the truckload segment, Werner provides specialized services to customers based on their trailer needs (van, flatbed, temperature-controlled), geographic area (medium to long haul throughout the 48 contiguous states, Mexico, and Canada; regional), or conversion of their private fleet to Werner (dedicated). During the latter part of 2003 and continuing through 2004, the Company expanded its brokerage and intermodal service offerings by adding senior management and developing new computer systems. Trucking revenues accounted for 89% of total revenues, and non-trucking and other operating revenues, primarily brokerage revenues, accounted for 11% of total revenues in 2004. Werner's Value Added Services ("VAS") division manages the transportation and logistics requirements for individual customers. This includes truck brokerage, transportation routing, transportation mode selection, intermodal, transloading, and other services. During 2005, VAS is expanding its service offerings to include multimodal, which is a blend of truck and rail intermodal services. Value Added Services is a non-asset-based business that is highly dependent on information systems and qualified employees. Compared to trucking operations which require a significant capital equipment investment, VAS's operating margins are generally lower and returns on assets are generally higher. Revenues generated by services accounting for more than 10% of consolidated revenues, consisting of Truckload Transportation Services and

Value Added Services, for the last three years can be found under Item 7 of this Form 10-K.

     Werner has a diversified freight base and is not dependent on a small group of customers or a specific industry for a majority of its freight. During 2004, the Company's largest 5, 10, 25, and 50 customers comprised 24%, 37%, 55%, and 68% of the Company's revenues, respectively. The Company's largest customer, Dollar General, accounted for 9% of the Company's revenues in 2004. No other customer exceeded 5% of revenues in 2004. By industry group, the Company's top 50 customers consist of 47%
retail and consumer products, 24% manufacturing/industrial, 22% grocery products, and 7% logistics and other. Many of our customer contracts are cancelable on 30 days notice, which is standard in the trucking industry.

     Virtually all of Werner's company and owner-operator tractors are equipped with satellite communications devices manufactured by Qualcomm that enable the Company and drivers to conduct two-way communication using standardized and freeform messages. This satellite technology, installed in trucks beginning in 1992, also enables the Company to plan and monitor the progress of shipments. The Company obtains specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, Werner has developed advanced application systems to improve customer service and driver service. Examples of such application systems include (1) the Company's proprietary Paperless Log System to electronically preplan the assignment of shipments to drivers based on real-time available driving hours and to automatically keep track of truck movement and drivers' hours of service, (2) software which preplans shipments that can be swapped by drivers enroute to meet driver home time needs, without compromising on-time delivery schedules, (3) automated "possible late load" tracking which informs the operations department of trucks that may be operating behind schedule, thereby allowing the Company to take preventive measures to avoid a late delivery, and (4) automated engine diagnostics to continually monitor mechanical fault tolerances. In June 1998, Werner became the first, and only, trucking company in the United States to receive authorization from the DOT, under a pilot program, to use a global positioning system based paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities. On September 21, 2004, the DOT's Federal Motor Carrier Safety Administration ("FMCSA") agency approved the Company's exemption for its paperless log system that moves this exemption from the FMCSA-approved pilot program to permanent status. The exemption is to be renewed every two years.

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

Employees and Owner-Operator Drivers

      As of December 31, 2004, the Company employed 11,051 drivers, 840 mechanics and maintenance personnel, 1,620 office personnel for the trucking operation, and 211 personnel for the VAS and other non-trucking operations. The Company also had 925 contracts with owner-operators for services that provide both a tractor and a qualified driver or drivers. None of the Company's U.S. or Canadian employees are represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

      The Company recognizes that its professional driver workforce is one of its most valuable assets. Most of Werner's drivers are compensated based upon miles driven. For company-employed drivers, the rate per mile increases with the drivers' length of service. Additional compensation may be earned through a mileage bonus, an annual achievement bonus, and for extra work associated with their job (loading and unloading, extra stops, and shorter mileage trips, for example).

      At times, there are shortages of drivers in the trucking industry. The number of qualified drivers in the industry has decreased because of changes in the demographic composition of the workforce, alternative jobs to truck driving which become available in an improving economy, and individual drivers' desire to be home more often. In recent months, the market for recruiting experienced drivers has tightened. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      The Company also recognizes that carefully selected owner-operators complement its company-employed drivers. Owner-operators are independent contractors that supply their own tractor and driver and are responsible for their operating expenses. Because owner-operators provide their own tractors, less financial capital is required from the Company for growth. Also, owner-operators provide the Company with another source of drivers to support its growth. The Company intends to continue its emphasis on recruiting owner-operators, as well as company drivers. However, it has continued to be difficult for the Company and the industry to recruit and retain owner-operators over the past few years due to several factors including high fuel prices, tightening of equipment financing standards, and declining values for older used trucks.

Revenue Equipment

      As of December 31, 2004, Werner operated 7,675 company tractors and had contracts for 925 tractors owned by owner-operators. A majority of the company tractors are manufactured by Freightliner, a subsidiary of DaimlerChrysler. Most of the remaining company tractors are manufactured by either Peterbilt or Kenworth, divisions of PACCAR. This standardization of the company tractor fleet decreases downtime by simplifying maintenance.
The Company adheres to a comprehensive maintenance program for both tractors and trailers. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the DOT. These tractors are then periodically inspected, similar to company tractors, to monitor continued compliance. The vehicle speed of company-owned trucks is regulated to a maximum of 65 miles per hour to improve safety and fuel efficiency.

      The Company operated 23,540 trailers at December 31, 2004: 21,925 dry vans; 622 flatbeds; 965 temperature-controlled; and 28 other specialized trailers. Most of the Company's trailers are manufactured by Wabash National Corporation. As of December 31, 2004, 98% of the Company's fleet of dry van trailers consisted of 53-foot trailers, and 98% consisted of aluminum plate or composite (duraplate) trailers. Other trailer lengths such as 48-foot and 57-foot are also provided by the Company to meet the specialized needs of certain customers.

      Effective October 1, 2002, all newly manufactured truck engines must comply with new engine emission standards mandated by the Environmental Protection Agency ("EPA"). All truck engines manufactured prior to October 1, 2002 are not subject to these new standards. To delay the cost and business risk of buying these new truck engines with inadequate testing time prior to the October 1, 2002 effective date, the Company significantly increased the purchase of trucks with pre-October 2002 engines. As of December 31, 2004, approximately 47% of the company-owned truck fleet consisted of trucks with the post-October 2002 engines. The Company has experienced an approximate 5% reduction in fuel efficiency to date, and increased depreciation expense due to the higher cost of the new engines. The average age of the Company's truck fleet at December 31, 2004 is 1.6 years. A new set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2007. The Company intends to gradually reduce the average age of its truck fleet in advance of the new standards. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines.

Fuel

      The Company purchases approximately 90% of its fuel through a network of fuel stops throughout the United States. The Company has negotiated discounted pricing based on certain volume commitments with these fuel stops. Bulk fueling facilities are maintained at 7 of the Company's terminals and 4 dedicated locations.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover from its customers a significant portion of the higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the Department of Energy ("DOE") weekly retail on-highway diesel fuel prices, enable the Company to recoup much of the higher cost of fuel when prices increase except for miles not billable to customers, out-of-route miles, and truck engine idling. During 2004, the Company's fuel expense and reimbursements to owner-operator drivers for the higher cost of fuel resulted in an additional cost of $63.5 million, while the Company collected an additional $52.6 million in fuel surcharge revenues to offset the fuel cost increase. Conversely, when fuel prices decrease, fuel surcharges decrease. The Company cannot predict whether high fuel prices will continue to increase or will decrease in the future or the extent to which fuel surcharges will be collected to offset such increases. As of December 31, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

     The FMCSA issued a final rule on April 24, 2003 that made several changes to the regulations that govern truck drivers' hours of service
("HOS"). These new federal regulations became effective on January 4, 2004. On July 16, 2004, the U.S. Circuit Court of Appeals for the District of Columbia rejected these new hours of service rules for truck drivers that had been in place since January 2004 because it said the FMCSA had failed to address the impact of the rules on the health of drivers as required by Congress. In addition, the judge's ruling noted other areas of concern including the increase in driving hours from 10 hours to 11 hours, the exception that allows drivers in trucks with sleeper berths to split their required rest periods, the new rule allowing drivers to reset their 70-hour clock to 0 hours after 34 consecutive hours off duty, and the decision by the FMCSA not to require the use of electronic onboard recorders to monitor driver compliance. On September 30, 2004, the extension of the Federal highway bill signed into law by the President extended the current hours of service rules for one year or whenever the FMCSA develops a new set of regulations, whichever comes first. On January 24, 2005, the FMCSA re-proposed its April 2003 HOS rules, adding references to how the rules would affect driver health, but making no changes to the regulations. The FMCSA is seeking public comments by March 10, 2005 on what changes to the rule, if any, are necessary to respond to the concerns raised by the court, and to provide data or studies that would support changes to, or continued use of, the 2003 rule. The Company cannot predict what rule changes, if any, will result from the court's ruling, nor the ultimate impact of any upcoming changes to the hours of service rules. Any changes could have an adverse effect on the operations and profitability of the Company.

      The Company has unlimited authority to carry general commodities in interstate commerce throughout the 48 contiguous states. The Company has authority to carry freight on an intrastate basis in 43 states. The Federal Aviation Administration Authorization Act of 1994 (the "FAAA Act") amended sections of the Interstate Commerce Act to prevent states from regulating rates, routes, or service of motor carriers after January 1, 1995. The FAAA Act did not address state oversight of motor carrier safety and financial responsibility or state taxation of transportation. If a carrier wishes to operate in intrastate commerce in a state where it did not previously have intrastate authority, it must, in most cases, still apply for authority.

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

      The implementation of various provisions of the North American Free Trade Agreement ("NAFTA") may alter the competitive environment for shipping into and out of Mexico. It is not possible at this time to predict when and to what extent that impact will be felt by companies transporting goods into and out of Mexico. The Company does a substantial amount of business in international freight shipments to and from the United States and Mexico (see Note 9 "Segment Information" in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) and is continuing to prepare for the various scenarios that may finally result. The Company believes it is one of the five largest truckload carriers in terms of the volume of freight shipments to and from the United States and Mexico.

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

      Industry-wide truck capacity in the truckload sector is being limited due to a number of factors. An extremely challenging driver recruiting market is causing most large truckload carriers to limit their fleet additions. There are continuing cost issues and concerns with the new post-October 2002 diesel engines. Trucking company failures in the last five years are continuing at a pace higher than the previous fifteen years. Some truckload carriers are having difficulty obtaining adequate trucking insurance coverage at a reasonable price. Many truckload carriers, including Werner, slowed their fleet growth in the last four years, and some carriers have downsized their fleets to improve their operating margins and returns.

Internet Web Site

      The Company maintains a web site where additional information concerning its business can be found. The address of that web site is www.werner.com. The Company makes available free of charge on its Internet web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files or furnishes such materials to the SEC. Information on the Company's website is not incorporated by reference into this annual report on Form 10-K.

Forward-Looking Information

       The forward-looking statements in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including, but not limited to, those discussed in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.   PROPERTIES

     Werner's headquarters is located nearby Interstate 80 just west of Omaha, Nebraska, on approximately 195 acres, 111 of which are held for future expansion. The Company's headquarters office building includes a computer center, drivers' lounge areas, a drivers' orientation section, a cafeteria, and a Company store. The Omaha headquarters also consists of a driver training facility and equipment maintenance and repair facilities containing a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers, and a paint booth. The Company's headquarters facilities have suitable space available to accommodate planned needs for the next 3 to 5 years.

      The Company also has several terminals throughout the United States, consisting of office and/or maintenance facilities. The Company recently added equipment maintenance body shops to its Dallas and Springfield terminals and is currently constructing a body shop at its Atlanta terminal. The Company's terminal locations are described below:


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


      The Company leases approximately 60 small sales offices and trailer parking yards in various locations throughout the country, owns a 96-room motel located near the Company's headquarters, owns four low-income housing apartment complexes in the Omaha area, and has 50% ownership in a 125,000 square-foot warehouse located near the Company's headquarters. Currently, the Company has 16 locations in its Fleet Truck Sales network. Fleet Truck Sales, a wholly owned subsidiary, is one of the largest domestic class 8 truck sales entities in the U.S. and sells the Company's used trucks and trailers.

ITEM 3.   LEGAL PROCEEDINGS

      The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury, property damage, and workers' compensation incurred in the transportation of freight. The Company has maintained a self-insurance program with a qualified department of Risk Management professionals since 1988. These employees manage the Company's property damage, cargo, liability, and workers' compensation claims. The Company's self-insurance reserves are reviewed by an actuary every six months.

      The Company has been responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, the Company increased its self-insured retention ("SIR") amount to $2.0 million per occurrence. The Company is also responsible for varying annual aggregate amounts of liability for claims in excess of the self-insured retention. The following table reflects the self-insured retention levels and aggregate amounts of liability for personal injury and property damage claims since August 1, 2001:

                                                         Primary Coverage
      Coverage Period              Primary Coverage       SIR/deductible
------------------------------     ----------------     ------------------
August 1, 2001 - July 31, 2002     $3.0 million          $500,000 (1)
August 1, 2002 - July 31, 2003     $3.0 million          $500,000 (2)
August 1, 2003 - July 31, 2004     $3.0 million          $500,000 (3)
August 1, 2004 - July 31, 2005     $5.0 million          $2.0 million (4)


(1) Subject to an additional $1.5 million self-insured aggregate amount in the $0.5 to $1.0 million layer, a $1.0 million aggregate in the $1.0 to $2.0 million layer, no aggregate (i.e., fully insured) in the $2.0 to $3.0 million layer, and a $2.0 million aggregate in the $3.0 to $4.0 million layer.

(2) Subject to an additional $1.5 million aggregate in the $0.5 to $1.0 million layer, a $1.0 million aggregate in the $1.0 to $2.0 million layer, no aggregate (i.e., fully insured) in the $2.0 to $3.0 million layer, and self-insured in the $3.0 to $5.0 million layer.

(3) Subject to an additional $1.5 million aggregate in the $0.5 to $1.0 million layer, a $1.0 million aggregate in the $1.0 to $2.0 million layer, no aggregate (i.e., fully insured) in the $2.0 to $3.0 million layer, a $6.0 million aggregate in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(4) Subject to an additional $3.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (i.e., fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

      The Company's primary insurance covers the range of liability where the Company expects most claims to occur. Liability claims substantially in excess of coverage amounts listed in the table above, if they occur, are covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. The Company is also responsible for administrative expenses for each occurrence involving personal injury or property damage. See also Note 1 "Insurance and Claims Accruals" and Note 7 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     On July 29, 2004 and October 25, 2004, the Company was served with complaints naming it and others as defendants in two lawsuits stemming from a multi-vehicle accident that occurred in February 2004. The lawsuits were filed in Superior Court of the State of California, County of San Bernardino, Barstow District and seek an unspecified amount of compensatory damages. The Company brokered a shipment to an independent carrier with a satisfactory safety rating which was then involved in the accident, resulting in four fatalities and multiple personal injuries. It is possible that additional lawsuits may be filed by other parties involved in the accident. The Company's Broker-Carrier Agreement with the independent carrier provides for the carrier to indemnify and defend the Company for any loss arising out of or in connection with the transportation of property  under  the  contract.  The Company  also  has  a  certificate  of liability insurance from the carrier indicating that it has insurance coverage of up to $2.0 million per occurrence. For the policy year ended July 31, 2004, the Company's liability insurance policies for coverage ranging up to $10.0 million per occurrence have various annual aggregate levels of liability for all accidents totaling $9.0 million that is the responsibility of the Company (see insurance aggregates in table above). Amounts in excess of $10.0 million are covered under premium-based policies to coverage levels that management considers adequate. As such, the potential exposure to the Company ranges from $0 to $9.0 million. The lawsuits are currently in the discovery phase. The Company plans to vigorously defend the suits, and the amount of any possible loss to the Company cannot currently be estimated. However, the Company believes an unfavorable outcome in these lawsuits, if it were to occur, would not have a material impact on the financial position, results of operations, and cash flows of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2004, no matters were submitted to a vote of security holders.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

      The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "WERN". The following table sets forth for the quarters indicated the high and low bid information per share of the Company's common stock quoted on the Nasdaq National Market and the Company's dividends declared per common share from January 1, 2003, through December 31, 2004, after giving retroactive effect for the September 2003 stock split discussed below.


                                                  Dividends
                                                 Declared Per
                           High       Low        Common Share
                          ------     ------      ------------
         2004
         Quarter ended:
          March 31        $20.00     $17.65          $.025
          June 30          21.11      17.76           .035
          September 30     21.19      17.55           .035
          December 31      23.24      18.68           .035

                                                  Dividends
                                                 Declared Per
                           High       Low        Common Share
                          ------     ------      ------------
         2003
         Quarter ended:
          March 31        $17.50     $13.98          $.016
          June 30          18.98      15.26           .024
          September 30     21.93      16.73           .025
          December 31      21.00      16.98           .025


      As of February 10, 2005, the Company's common stock was held by 227 stockholders of record and approximately 7,900 stockholders through nominee or street name accounts with brokers. The high and low bid prices per share of the Company's common stock in the Nasdaq National Market as of February 10, 2005 were $20.89 and $20.06, respectively.

Dividend Policy

      The Company has been paying cash dividends on its common stock following each of its quarters since the fiscal quarter ended May 31, 1987. The Company currently intends to continue payment of dividends on a quarterly basis and does not currently anticipate any restrictions on its future ability to pay such dividends. However, no assurance can be given that dividends will be paid in the future since they are dependent on earnings, the financial condition of the Company, and other factors.

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

Equity Compensation Plan Information

      For information on the Company's equity compensation plans, please refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management".

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     On December 29, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 4,166,666 shares of its common stock. On November 24, 2003, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 3,965,838 shares for a total of 8,132,504 shares. As of December 31, 2004, the Company had purchased 4,335,704 shares pursuant to this authorization and had 3,796,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue until withdrawn by the Board of Directors. The Company did not repurchase any shares of common stock during the fourth quarter of 2004.

ITEM 6.   SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.


(In thousands, except per share amounts)
                                             2004       2003       2002       2001       2000
                                          ---------- ---------- ---------- ---------- ----------
Operating revenues                        $1,678,043 $1,457,766 $1,341,456 $1,270,519 $1,214,628
Net income                                    87,310     73,727     61,627     47,744     48,023
Diluted earnings per share*                     1.08       0.90       0.76       0.60       0.61
Cash dividends declared per share*              .130       .090       .064       .060       .060
Return on average stockholders'
  equity (1)                                    11.9%      10.9%      10.0%       8.5%       9.3%
Return on average total assets (2)               7.5%       6.7%       6.1%       5.1%       5.3%
Operating ratio (consolidated) (3)              91.6%      91.9%      92.6%      93.8%      93.2%
Book value per share* (4)                       9.76       8.90       8.12       7.42       6.84
Total assets                               1,225,775  1,121,527  1,062,878    964,014    927,207
Total debt (current and long-term)                 -          -     20,000     50,000    105,000
Stockholders' equity                         773,169    709,111    647,643    590,049    536,084


*After giving retroactive effect for the September 2003 five-for-four stock split and the March 2002 four-for-three stock split (all years presented).

(1) Net income expressed as a percentage of average stockholders' equity. Return on equity is a measure of a corporation's profitability relative to recorded shareholder investment.

(2) Net income expressed as a percentage of average total assets. Return on assets is a measure of a corporation's profitability relative to recorded assets.

(3) Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.

(4) Stockholders' equity divided by common shares outstanding as of the end of the period. Book value per share indicates the dollar value remaining for common shareholders if all assets were liquidated and all debts were paid at the recorded amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains historical information, as well as forward-looking statements that are based on information currently available to the Company's management. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable based on information currently available; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those anticipated in the forward-looking statements as a result of certain risks and uncertainties. These risks include, but are not limited to, those discussed in the section of this Item entitled "Forward-Looking Statements and Risk Factors". Caution should be taken not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date they are made. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

     Operating revenues consist of trucking revenues generated by the five operating fleets in the Truckload Transportation Services segment (medium/long-haul van, dedicated, regional short-haul, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's Value Added Services segment. The Company's Truckload Transportation Services segment also includes a small amount of non-trucking revenues for the portion of shipments delivered to or from Mexico where it utilizes a third-party carrier, and for a few of its dedicated accounts where the services of third-party carriers are used to meet customer capacity requirements. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS segment, as well as the non-trucking revenues generated by the Truckload Transportation Services segment. Trucking revenues accounted for 89% of total operating revenues in 2004, and non-trucking and other operating revenues accounted for 11%.

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

      The Company's most significant resource requirements are qualified drivers, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers; however, there is no assurance that current recovery levels will continue in future periods. For example, during 2004 the Company's fuel expense and reimbursements to owner-operator drivers for the higher cost of fuel resulted in an additional cost of $63.5 million. During 2004, the Company collected an additional $52.6 million in fuel surcharge revenues from its customers to offset the fuel cost increase. The Company's financial results are also affected by availability of drivers and the market for new and used trucks. Because the Company is self-insured for cargo, personal injury, and property damage claims on its trucks and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, the weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

      A common industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses expressed as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. These expenses generally vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers, and non-trucking revenues. As discussed further in the comparison of operating results for 2004 to 2003, several industry-wide issues, including uncertainty regarding possible changes to the hours of service regulations, a challenging driver recruiting market, and rising fuel prices, could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). Depreciation expense has been affected by the new engine emission standards that became effective in October 2002 for all newly purchased trucks, which have increased truck purchase costs. The trucking operations require substantial cash expenditures for tractors and trailers. The Company has maintained a three-year replacement cycle for company-owned tractors. These purchases are funded by net cash from operations, as the Company repaid its last remaining debt in December 2003.

      Non-trucking services provided by the Company, primarily through its VAS division, include freight brokerage, intermodal, freight transportation management, and other services. During 2005, VAS is expanding its service offerings to include multimodal, which is a blend of truck and rail intermodal services. Unlike the Company's trucking operations, the non-trucking operations are less asset-intensive and are instead dependent upon information systems, qualified employees, and the services of other third-party providers. The most significant expense item related to these non-trucking services is the cost of transportation paid by the Company to third-party providers, which is recorded as rent and purchased transportation expense. Other expenses include salaries, wages and benefits and computer hardware and software depreciation. The Company evaluates the non-trucking operations by reviewing the gross margin percentage (revenues less rent and purchased transportation expense expressed as a percentage of revenues) and the operating margin. The operating margins for the non-trucking business are generally lower than those of the trucking operations, but the returns on assets are substantially higher.

Results of Operations

      The following table sets forth certain industry data regarding the freight revenues and operations of the Company for the periods indicated.


                                  2004        2003        2002       2001        2000
                               ----------  ----------  ----------  ----------  ----------
Trucking revenues, net of
  fuel surcharge (1)           $1,378,705  $1,286,674  $1,215,266  $1,150,361  $1,097,214
Trucking fuel surcharge
  revenues (1)                    114,135      61,571      29,060      46,157      51,437
Non-trucking revenues,
  including VAS (1)               175,490     100,916      89,450      66,739      60,047
Other operating revenues (1)        9,713       8,605       7,680       7,262       5,930
                               ----------  ----------  ----------  ----------  ----------
    Operating revenues (1)     $1,678,043  $1,457,766  $1,341,456  $1,270,519  $1,214,628
                               ==========  ==========  ==========  ==========  ==========

Operating ratio
  (consolidated) (2)                 91.6%       91.9%       92.6%       93.8%       93.2%
Average revenues per tractor
  per week (3)                 $    3,136  $    2,988  $    2,932  $    2,874  $    2,889
Average annual miles per
  tractor                         121,644     121,716     123,480     123,660     125,568
Average annual trips per
  tractor                             185         173         166         166         168
Average total miles per trip          657         703         746         744         746
Average loaded miles per trip         583         627         674         670         672
Total miles (loaded and
  empty) (1)                    1,028,458   1,008,024     984,305     952,003     916,971
Average revenues per total
  mile (3)                     $    1.341  $    1.277  $    1.235  $    1.208  $    1.197
Average revenues per loaded
  mile (3)                     $    1.511  $    1.431  $    1.366  $    1.342  $    1.328
Average percentage of empty
  miles                              11.3%       10.8%        9.6%       10.0%        9.9%
Average tractors in service         8,455       8,282       7,971       7,698       7,303
Total tractors (at year end):
   Company                          7,675       7,430       7,180       6,640       6,300
   Owner-operator                     925         920       1,020       1,135       1,175
                               ----------  ----------  ----------  ----------  ----------
      Total tractors                8,600       8,350       8,200       7,775       7,475
                               ==========  ==========  ==========  ==========  ==========

Total trailers (at year end)       23,540      22,800      20,880      19,775      19,770
                               ==========  ==========  ==========  ==========  ==========


(1) Amounts in thousands
(2) Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues

      The following table sets forth the revenues, operating expenses, and operating income for the Truckload Transportation Services segment.


                                            2004                2003                2002
                                     -----------------   -----------------   -----------------
Truckload Transportation Services
  (amounts in 000's)                      $       %           $       %           $       %
---------------------------------    -----------------   -----------------   -----------------
Revenues                             $1,506,937  100.0   $1,358,428  100.0   $1,254,728  100.0
Operating expenses                    1,371,109   91.0    1,240,282   91.3    1,155,890   92.1
                                     ----------          ----------          ----------
Operating income                     $  135,828    9.0   $  118,146    8.7   $   98,838    7.9
                                     ==========          ==========          ==========

      Higher fuel prices and higher fuel surcharge collections have the effect of increasing the Company's consolidated operating ratio and the Truckload Transportation Services segment's operating ratio. The following table calculates the Truckload Transportation Services segment's operating ratio using total operating expenses, net of fuel surcharge revenues, as a percentage of revenues, excluding fuel surcharges. Eliminating this sometimes volatile source of revenue provides a more consistent basis for comparing the results of operations from period to period.


                                            2004                2003                2002
                                     -----------------   -----------------   -----------------
Truckload Transportation Services
  (amounts in 000's)                      $       %           $       %           $       %
---------------------------------    -----------------   -----------------   -----------------
Revenues                             $1,506,937          $1,358,428          $1,254,728
Less: trucking fuel surcharge
  revenues                              114,135              61,571              29,060
                                     ----------          ----------          ----------
Revenues, net of fuel surcharge       1,392,802  100.0    1,296,857  100.0    1,225,668  100.0
                                     ----------          ----------          ----------
Operating expenses                    1,371,109           1,240,282           1,155,890
Less: trucking fuel surcharge
  revenues                              114,135              61,571              29,060
                                     ----------          ----------          ----------
Operating expenses, net of fuel
  surcharge                           1,256,974   90.2    1,178,711   90.9    1,126,830   91.9
                                     ----------          ----------          ----------
Operating income                     $  135,828    9.8   $  118,146    9.1   $   98,838    8.1
                                     ==========          ==========          ==========


      The  following table sets forth the non-trucking revenues,  operating expenses, and operating income for the VAS segment. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party transportation costs), communications and utilities, and other operating expense categories.


                                            2004                2003                2002
                                     -----------------   -----------------   -----------------
Value Added Services (amounts
  in 000's)                               $       %           $       %           $       %
---------------------------------    -----------------   -----------------   -----------------
Revenues                             $  161,111  100.0   $   89,742  100.0   $   80,012  100.0
Rent and purchased
  transportation expense                145,474   90.3       83,387   92.9       74,635   93.3
                                     ----------          ----------          ----------
Gross margin                             15,637    9.7        6,355    7.1        5,377    6.7
Other operating expenses                 10,006    6.2        5,901    6.6        4,046    5.0
                                     ----------          ----------          ----------
Operating income                     $    5,631    3.5   $      454    0.5   $    1,331    1.7
                                     ==========          ==========          ==========



2004 Compared to 2003
---------------------

Operating Revenues

       Operating revenues increased 15.1% in 2004 compared to 2003. Excluding fuel surcharge revenues, trucking revenues increased 7.2% due primarily to a 5.0% increase in revenue per total mile, excluding fuel surcharges, and a 2.1% increase in the average number of tractors in service. Revenue per total mile, excluding fuel surcharges, increased due to customer rate increases, an improvement in freight selection, and a 7.0% decrease in the average loaded trip length due to growth in the Company's dedicated fleet. Part of the growth in the dedicated fleet was offset by a decrease in the Company's medium-to-long-haul van fleet. Dedicated fleet business tends to have lower miles per trip, a higher empty mile percentage, a higher rate per loaded mile, and lower miles per truck. The growth in dedicated business had a corresponding effect on these same operating statistics, as reported above, for the entire Company. During

2004, the truckload freight environment continued to strengthen due to ongoing truck capacity constraints and a steadily improving economy.

      Beginning in August, the Company's sales and marketing team met with customers to negotiate annual rate increases to recoup the significant cost increases in fuel, driver pay, equipment, and insurance and to improve margins. Much of the Company's non-dedicated contractual business renewed in the latter part of third quarter and fourth quarter. As a result of these efforts, revenue per total mile, net of fuel surcharges, rose seven cents a mile, or 5.3%, sequentially from second quarter 2004 to fourth quarter 2004.

      Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, increased to $114.1 million in 2004 from $61.6 million in 2003 due to higher average fuel prices in 2004. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. These surcharge programs, which automatically adjust depending on the DOE weekly retail on-highway diesel prices, continued in effect throughout 2004. The Company's fuel surcharge program has historically enabled the Company to recover a significant portion of the fuel price increases. Typical programs specify a base price per gallon when surcharges can begin to be billed. Above this price, the Company bills a surcharge rate per mile when the price per gallon falls in a bracketed range of fuel prices. When fuel prices increase, fuel surcharges recoup a lower percentage of the incrementally higher costs due to the impact of inadequate recovery for empty miles not billable to customers, out-of-route miles, truck idle time, and "bracket creep". "Bracket creep" occurs when fuel prices approach the upper limit of the bracketed range, but a higher surcharge rate per mile cannot be billed until the fuel price per gallon reaches the next bracket. Also, the DOE survey price used for surcharge contracts changes once a week while fuel prices change more frequently. Because collections of fuel surcharges typically trail fuel price changes, rapid fuel price increases cause a temporarily unfavorable effect of fuel prices increasing more rapidly than fuel surcharge revenues. This effect typically reverses when fuel prices fall.

     VAS revenues increased to $161.1 million in 2004 from $89.7 million in 2003, or 79.5%, and gross margin increased 146.1% for the same period. Most of this revenue growth came from the Company's brokerage group within VAS. VAS revenues consist primarily of freight brokerage, intermodal, freight transportation management, and other services. During 2004, the expansion of the Company's VAS services assisted customers by providing needed capacity while driving cost out of their freight network. The Company expects to continue to capitalize on the sophisticated service, management, and technology advantages of its logistics solution in an improving freight market. During 2005, VAS is expanding its service offerings to include multimodal. Multimodal provides for the movement of freight using a blending of truck and rail intermodal service solutions.

Operating Expenses

      The Company's operating ratio was 91.6% in 2004 versus 91.9% in 2003. Because the Company's VAS business operates with a lower operating margin and a higher return on assets than the trucking business, the substantial growth in VAS business in 2004 compared to 2003 affected the Company's overall operating ratio. As explained on page 13, the significant increase in fuel expense and related fuel surcharge revenues also affected the operating ratio. The tables on page 13 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

      The following table sets forth the cost per total mile of operating expense items for the Truckload Transportation Services segment for the periods indicated. The Company evaluates operating costs for this segment on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues and rate per mile increases, which provides a more consistent basis for comparing the results of operations from period to period.


                                                       Increase   Increase
                                                      (Decrease) (Decrease)
                                        2004    2003   per Mile      %
                                       ------------------------------------
     Salaries, wages and benefits      $.519   $.502    $.017        3.4
     Fuel                               .211    .158     .053       33.5
     Supplies and maintenance           .130    .117     .013       11.1
     Taxes and licenses                 .106    .103     .003        2.9
     Insurance and claims               .075    .072     .003        4.2
     Depreciation                       .138    .132     .006        4.5
     Rent and purchased transportation  .140    .131     .009        6.9
     Communications and utilities       .018    .016     .002       12.5
     Other                             (.003)  (.001)   (.002)    (200.0)


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 12.7% in 2004 compared to 12.6% in 2003. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Because the change in owner-operator miles as a percentage of total miles was only minimal, there was essentially no shift in costs to the rent and purchased transportation category from other expense categories. Over the past year, attracting and retaining owner-operator drivers continued to be difficult due to the challenging operating conditions.

      Salaries, wages and benefits for non-drivers increased in 2004 compared to 2003 to support the growth in the VAS segment. The increase in salaries, wages and benefits per mile of 1.7 cents for the Truckload Transportation Services segment is primarily the result of higher driver pay per mile. On August 1, 2004, the Company's previously announced two cent per mile pay raise became effective for company solo drivers in its medium-to-long-haul van division, representing approximately 25% of total drivers. The Company recovered a substantial portion of this pay raise through its customer rate increase negotiations. As a result of the new hours of service regulations effective at the beginning of 2004, the Company increased driver pay in the non-dedicated fleets for multiple stop shipments. Additional revenue from increased rates per stop offset most of the increased driver pay. The increase in dedicated business as a percentage of total trucking business also contributed to the increase in driver pay per mile as dedicated drivers are usually compensated at a higher rate per mile due to the lower average miles per truck. The Company's dedicated fleets also typically have higher amounts of loading/unloading pay and minimum pay.

      In recent months, the market for recruiting experienced drivers has tightened. The Company experienced initial improvement in driver turnover after announcing the two-cent per mile pay raise that became effective in August 2004; however, that improvement has been difficult to sustain in recent months. Alternative jobs with an improving economy, weak population demographics, and competitor pay raises are expected to keep the driver market challenging. The Company is expanding its student-driver training program to attract more drivers to the Company and the industry. The Company is also offering an increasing percentage of driving jobs with more frequent home time in its dedicated, regional, and network-optimization fleets.

      The Company instituted an optional per diem reimbursement program for eligible company drivers (approximately half of total non-student company drivers) beginning in April 2004. This program increases a company driver's net pay per mile, after taxes. As a result, driver pay per mile was slightly lower before considering the factors above that increased driver pay per mile, and the Company's effective income tax rate was higher in 2004 compared to 2003. The Company expects the cost of the per diem program to be neutral, because the combined driver pay rate per mile and per diem reimbursement under the per diem program is about one cent per mile lower than mileage pay without per diem reimbursement, which offsets the Company's increased income taxes caused by the nondeductible portion of the per diem. The per diem program increases driver satisfaction through higher net pay per mile, after taxes. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and additional increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

      Fuel increased 5.3 cents per mile for the Truckload Transportation Services segment due primarily to higher average diesel fuel prices. Average fuel prices in 2004 were 30 cents a gallon, or 32%, higher than in 2003. Fuel expense, after considering the amounts collected from customers through fuel surcharge programs, net of reimbursement to owner-operators, had an eight-cent negative impact on 2004 earnings per share compared to 2003 earnings per share. In addition to the increase in fuel prices, company data continues to indicate that the fuel mile per gallon ("mpg") degradation for trucks with post-October 2002 engines (47% of the company-owned truck fleet as of December 31, 2004) is a reduction of approximately 5%. As the Company continues to replace older trucks in its fleet with trucks with the post-October 2002 engines, fuel cost per mile is expected to increase due to the lower mpg. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Diesel fuel prices for the first six weeks of 2005 averaged 33 cents a gallon, or 32% higher than average fuel prices for first quarter 2004. Based on current fuel price trends for the first six weeks of 2005 and assuming fuel prices remain at current levels for the remainder of first quarter 2005, the Company expects that fuel will have a minimal impact on first quarter 2005 earnings compared to first quarter 2004 earnings.

      Supplies and maintenance for the Truckload Transportation Services segment increased 1.3 cents on a per-mile basis in 2004 due primarily to increases in the cost of over-the-road repairs and an increase in maintenance on equipment sales related to a larger number of tractors sold through the Company's Fleet Truck Sales subsidiary in 2004 versus 2003. Over-the-road ("OTR") repairs increased as a result of the increase in dedicated-fleet trucks, which typically do not have as much maintenance performed at company terminals. The Company includes the higher cost of OTR maintenance in its dedicated pricing models. Higher driver recruiting costs (including driver advertising) and driver travel and lodging also contributed to a small portion of the increase.

     Insurance and claims for the Truckload Transportation Services segment increased 0.3 cents on a per-mile basis, primarily related to liability claims. Cargo claims expense was essentially flat on a per-mile basis compared to 2003.

      The Company renewed its liability insurance policies for coverage up to $10.0 million per claim on August 1, 2004. Effective August 1, 2004, the Company became responsible for the first $2.0 million per claim (previously $500,000 per claim). See Item 3 "Legal Proceedings" for information on the Company's coverage levels for personal injury and property damage since August 1, 2001. The increased Company retention from $500,000 to $2.0 million is due to changes in the trucking insurance market and is similar to increased claim retention levels experienced by other truckload carriers. Liability insurance premiums for the policy year beginning August 1, 2004 decreased approximately $0.4 million due to the higher retention level. The Company is unable to predict whether the trend of increasing insurance and claims expense will continue in the future.

     Depreciation expense for the Truckload Transportation Services segment increased 0.6 cents on a per-mile basis in 2004 due primarily to higher costs of new tractors with the post-October 2002 engines. As the Company continues to replace older trucks in its fleet with trucks with the post-October 2002 engines, depreciation expense is expected to increase.

    Rent and purchased transportation consists mainly of payments to third-party carriers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. Rent and purchased transportation for the Truckload Transportation Services segment increased
0.9 cents per total mile as higher fuel prices necessitated higher reimbursements to owner-operators for fuel. The Company's customer fuel surcharge programs do not differentiate between miles generated by Company-owned trucks and miles generated by owner-operator trucks; thus, the increase in owner-operator fuel reimbursements is included with Company fuel expenses in calculating the per-share impact of higher fuel prices on earnings. The Company has experienced difficulty recruiting and retaining owner-operators for over two years because of challenging operating conditions. However, the Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers were to occur and increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained. Payments to third-party carriers used for portions of shipments delivered to or from Mexico and by a few dedicated fleets in the truckload segment contributed 0.2 cents of the total per-mile increase for the Truckload Transportation Services segment.

     As shown in the VAS statistics table under the "Results of Operations" heading on page 13, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation  expense decreased to 90.3% in 2004  compared  to  92.9%  in
2003, resulting in a higher gross margin in 2004. An improving truckload freight environment in 2004 resulted in improved customer rates for the VAS segment. Additionally, to support the ongoing growth within VAS, the group has increased its number of approved third-party providers. This larger carrier base allows VAS to more competitively match customer freight with available capacity, resulting in improved margins.

      Other operating expenses for the Truckload Transportation Services segment decreased 0.2 cents per mile in 2004. Gains on sales of revenue equipment, primarily trucks, are reflected as a reduction of other operating expenses and were $9.7 million in 2004 compared to $7.6 million in 2003. In 2004, the Company sold about three-fourths of its used trucks to third parties and traded about one-fourth. In 2003, the Company sold about two-thirds of its used trucks and traded about one-third. Gains increased due to a larger number of trucks sold in 2004, with a lower average gain per truck. In July 2004, the Company also began recording gains on certain tractor trades in accordance with EITF 86-29. In 2002, 2003, and the first six months of 2004, the excess of the trade price over the net book value of the trucks exchanged reduced the cost basis of new trucks. This change did not have a material impact on the Company's results of operations. The Company's wholly-owned used truck retail network, Fleet Truck Sales, is one of the largest class 8 truck sales entities in the United States, with 16 locations, and has been in operation since 1992. Fleet Truck Sales continues to be a resource for the Company to remarket its used trucks. Other operating expenses also include bad debt expense and professional service fees. The Company incurred approximately $0.7 million in professional fees in 2004 in connection with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

     The Company recorded essentially no interest expense in 2004, as it repaid its last remaining debt in December 2003. Interest income for the Company increased to $2.6 million in 2004 from $1.7 million in 2003 due to higher average cash balances in 2004 compared to 2003.

      The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased from 37.5% in 2003 to 39.2% in 2004, as described in Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. The income tax rate increased in 2004 because of higher non-deductible expenses for tax purposes related to the implementation of a per diem pay program for student drivers in fourth quarter 2003 and a per diem pay program for eligible company drivers in April 2004. The Company expects its effective income tax rate in 2005 to increase to 40.5% or higher.

2003 Compared to 2002
---------------------

Operating Revenues

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

     VAS revenues increased $9.7 million to $89.7 million compared to 2002. During the latter part of 2003 and continuing into 2004, the Company expanded its brokerage and intermodal service offerings by adding senior management and developing new computer systems. These less asset-intensive businesses generally have a lower operating margin and a higher return on assets than the Company's truckload business.

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

     Werner's Dedicated Services fleet provides truckload services required for a specific company, their plants, or their distribution centers. Werner grew its dedicated fleet from about one-quarter of its total truck fleet at the end of 2002 to about one-third of its total truck fleet at the end of 2003, with much of this growth occurring in the fourth quarter of 2003. Since the Company's overall truck fleet grew 150 trucks, the 800-truck growth in the dedicated fleet was offset by a reduction in the Company's medium-to-long-haul van fleet. Dedicated fleet business tends to have lower miles per trip, a higher empty mile percentage, a higher rate per loaded mile, and lower miles per truck per month. The growth in dedicated business has had a corresponding effect on these same operating statistics for the entire Company.

Operating Expenses

      The Company's operating ratio (operating expenses expressed as a percentage of operating revenues) improved from 92.6% in 2002 to 91.9% in 2003. Conversely, the Company's operating margin improved 9% from 7.4% in 2002 to 8.1% in 2003. Operating expenses, when expressed as a percentage of total revenues, were lower in 2003 versus 2002 because of the higher revenue per mile and fuel surcharge revenue per mile. Owner-operator miles as a percentage of total miles were 12.6% in 2003 compared to 15.4% in 2002. This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. The Company estimates that rent and purchased transportation expense for the Truckload Transportation segment was lower by approximately 2.6 cents per total mile due to this decrease, and other expense categories had offsetting increases on a total-mile basis, as follows: salaries, wages and benefits (1.2 cents), fuel (0.5 cents), supplies and maintenance (0.2 cents), taxes and licenses (0.3 cents), and depreciation (0.4 cents). During 2003, it continued to be difficult to attract and retain owner-operator drivers due to challenging operating conditions.

      The following table sets forth the cost per total mile of operating expense items for the Truckload Transportation Services segment for the periods indicated. The Company evaluates operating costs for this segment on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues and rate per mile increases, which provides a more consistent basis for comparing the results of operations from period to period.


                                                       Increase   Increase
                                                      (Decrease) (Decrease)
                                        2003    2002   per Mile      %
                                       ------------------------------------
     Salaries, wages and benefits      $.502    $.488   $.014        2.9
     Fuel                               .158     .127    .031       24.4
     Supplies and maintenance           .117     .115    .002        1.7
     Taxes and licenses                 .103     .100    .003        3.0
     Insurance and claims               .072     .052    .020       38.5
     Depreciation                       .132     .128    .004        3.1
     Rent and purchased transportation  .131     .146   (.015)     (10.3)
     Communications and utilities       .016     .015    .001        6.7
     Other                             (.001)    .003   (.004)    (133.3)


     Salaries, wages and benefits (including driver and non-driver costs) for the Truckload Transportation Services segment increased 1.4 cents per mile due primarily to growth in the percentage of company-owned trucks to total trucks from 87.6% at the end of 2002 to 89.0% at the end of 2003 and an increase in the number of salaried drivers. The market for attracting and retaining company drivers continued to be challenging and became even more difficult in the fourth quarter of 2003. While the market for recruiting qualified drivers tightened, the Company continued to have success recruiting drivers from driver training schools. Salaries, wages and benefits includes expenses for workers' compensation benefits. The related accrued claims for workers compensation are reflected in Insurance and Claims Accruals in the accompanying Consolidated Balance Sheets.

     Effective July 2003, the Company changed its monthly mileage bonus pay program for Van solo company drivers, which represented approximately one-third of the Company's total drivers. The goal was to increase driver miles per truck by rewarding higher production from Van solo drivers with higher pay. The monthly mileage bonus pay increased by an average of $93,000 per month during the last six months of 2003.

       Fuel increased 3.1 cents per total mile for the Truckload Transportation Services segment due to higher fuel prices. The average price per gallon of diesel fuel, excluding fuel taxes, was approximately $.17 per gallon, or 23%, higher in 2003 versus 2002. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover from its customers much of the higher fuel prices compared to normalized average fuel prices. After considering the amounts collected from customers through fuel surcharge programs, net of Company reimbursements to owner-operators, 2003 earnings per share were not impacted by the higher fuel expense. Earnings per share were negatively impacted by $.03 per share in first quarter 2003, positively impacted by $.02 and $.01 per share in the second and third quarters 2003, respectively, and not impacted in fourth quarter 2003. Approximately 10% of the Company's fleet consisted of trucks with the less fuel-efficient post-October 2002 engines as of December 31, 2003. As of December 31, 2003, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

      Supplies and maintenance for the Truckload Transportation Services segment increased only 0.2 cents per total mile due primarily to improved management of maintenance expenses, offset slightly by the growth in the percentage of company-owned trucks to total trucks.

      Insurance and claims increased 2.0 cents per total mile due to an increase in the frequency and severity of claims, increased retention levels for claims, a higher cost per claim, and higher premiums for catastrophic liability coverage. The Company's premium rate for liability coverage up to $3.0 million per claim was fixed through July 31, 2004, while coverage levels above $3.0 million per claim were renewed effective August 1, 2003 for a one-year period. For the policy year beginning August 2003, the Company's total premiums for liability insurance increased by approximately $1.3 million. This increase includes premiums for terrorism coverage. See Item 3 "Legal Proceedings" for information on the Company's coverage levels for personal injury and property damage since August 1, 2001.

      Rent and purchased transportation for the Truckload Transportation Services segment decreased 1.5 cents per total mile in 2003 due to a decrease in payments to owner-operators. The decrease in payments to owner-operators resulted from the decrease in owner-operator miles as a percentage of total Company miles as discussed previously, offset by higher fuel surcharge reimbursements paid to owner-operators due to higher average fuel prices. The Company has experienced difficulty recruiting and retaining owner-operators because of challenging operating conditions. This has resulted in a reduction in the number of owner-operator tractors from 1,020 as of December 31, 2002, to 920 as of December 31, 2003. The Company reimburses owner-operators for the higher cost of fuel based on fuel surcharge reimbursements collected from customers.

     The increase in rent and purchased transportation for the VAS segment corresponded to the higher non-trucking revenues, as shown in the VAS statistics table under the "Results of Operations" heading on page 13.

     Other operating expenses decreased 0.4 cents per mile due primarily to an increase in the resale value of the Company's used trucks. Because of truckload carrier concerns with new truck engines and lower industry production of new trucks, the resale value of the Company's premium used trucks improved. In 2002, the Company traded about one-half of its used trucks and sold about one-half of its used trucks and realized gains of $2.3 million. In 2003, the Company traded about one-third of its used trucks and sold about two-thirds to third parties. In 2003, due to a higher average sales price, and gain, per truck, the Company realized gains of $7.6 million. For trucks traded, the excess of the trade price over the net book value of the trucks reduces the cost basis of new trucks, and therefore results in lower depreciation expense over the life of the asset. Other operating expenses also include bad debt expense and professional service fees.

     Interest expense for the Company decreased from $2.9 million in 2002 to $1.1 million in 2003 due to a reduction in the Company's borrowings. Average debt outstanding in 2002 was $35.0 million. In 2003, outstanding debt totaled $20.0 million throughout most of the year, until the Company repaid its only remaining debt in December 2003.

     The Company's effective income tax rate was 37.5% in 2003 and 2002, respectively, as described in Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Liquidity and Capital Resources

      Net cash provided by operating activities was $226.6 million in 2004, $207.5 million in 2003, and $226.3 million in 2002. Cash flow from operations decreased $18.8 million in 2003 compared to 2002, or 8.3%. This decrease was due to lower truck purchases in 2003, which caused higher tax payments due to lower 2003 tax depreciation and resulted in a smaller payable for tractors received at year-end. Returning to a normal tractor replacement cycle in 2004 resulted in increased cash flow from operations of $19.1 million in 2004 over 2003, or 9.2%. The cash flow from operations enabled the Company to make capital expenditures and repay debt as discussed below.

     Net cash used in investing activities was $193.5 million in 2004, $101.5 million in 2003, and $235.5 million in 2002. The 90.5% increase ($91.9 million) from 2003 to 2004 and 56.9% decrease ($134.0 million) from 2002 to 2003 were due primarily to the Company's accelerated purchases of tractors with pre-October 2002 engines in the latter part of 2002 and purchasing fewer tractors in 2003. The engine emission standards that became effective October 1, 2002 did not allow the Company sufficient time to test a significant sample of the new engines. This prompted the Company to purchase a large number of trucks with engines manufactured prior to October 2002, which are not subject to the new engine emission standards, in addition to the normal number of new trucks required for the Company's three-year replacement cycle. This enabled the Company to delay the impact of using trucks with new engines in its fleet by approximately one year and allowed additional time for testing. The pre-buy trucks were gradually placed in service throughout 2003, with the last group of these trucks being placed into service during the third quarter of 2003. As of December 31, 2004, approximately 47% of the company-owned truck fleet consisted of trucks with the new engines. The Company intends to gradually reduce the average age of the truck fleet in 2005. As such, capital expenditures are expected to be higher in 2005 compared to 2004.

      As of December 31, 2004, the Company has committed to property and equipment purchases, net of trades, of approximately $122.0 million. The Company intends to fund these capital expenditure commitments through existing cash on hand and cash flow from operations.

      Net financing activities used $25.7 million in 2004, $33.8 million in 2003, and $35.2 million in 2002. In 2003 and 2002, the Company made net repayments of debt of $20.0 million and $30.0 million, respectively. The Company repaid its last remaining debt in December 2003. The Company paid dividends of $9.5 million in 2004, $6.5 million in 2003, and $5.0 million in 2002. The Company increased its quarterly dividend rate by $0.01 per share beginning with the dividend paid in July 2004. Financing activities also included common stock repurchases of $21.6 million in 2004, $13.5 million in 2003, and $3.8 million in 2002. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. The Company's Board of Directors has authorized the repurchase of up to 8,132,504 shares. As of December 31, 2004, the Company had purchased 4,335,704 shares pursuant to this authorization and had 3,796,800 shares remaining available for repurchase.

      Management believes the Company's financial position at December 31, 2004 is strong. As of December 31, 2004, the Company had $108.8 million of cash and cash equivalents, no debt, and $773.2 million of stockholders' equity. As of December 31, 2004, the Company had no equipment operating leases, and therefore, had no off-balance sheet equipment debt. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments

      As  of  December 31, 2004, the Company had no debt outstanding.   The
following table sets forth the Company's credit facilities and purchase commitments as of December 31, 2004.


                Amount of Commitment Expiration Per Period
                               (in millions)


                               Total
    Other Commercial          Amounts   Less than    1-3      4-5     Over 5
      Commitments            Committed   1 year     years    years     years
----------------------------------------------------------------------------
Unused lines of credit        $ 39.6     $ 25.0     $14.6    $  -      $  -
Standby letters of credit       35.4       35.4         -       -         -
Other commercial commitments   122.0      122.0         -       -         -
                              ------     ------     -----    ----      ----
Total commercial commitments  $197.0     $182.4     $14.6    $  -      $  -
                              ======     ======     =====    ====      ====


      The Company has two credit facilities with banks totaling $75.0 million on which no borrowings were outstanding. The credit available under these facilities is reduced by the amount of standby letters of credit the Company maintains. The unused lines of credit are available to the Company in the event the Company needs financing for the growth of its fleet. With the Company's strong financial position, the Company expects it could obtain additional financing, if necessary, at favorable terms. The standby letters of credit are primarily required for insurance policies. The other commercial commitments relate to committed equipment expenditures.

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

      The Company's most significant resource requirements are qualified drivers, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers. The Company's financial results are also affected by availability of drivers and the market for new and used trucks. Because the Company is self-insured for cargo, personal injury, and property damage claims on its trucks and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, the weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although the Company's current replacement cycle for tractors is three years, the Company calculates depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate, which approximates the continuing declining market value of the tractors, in those instances in which a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. The Company continually monitors the adequacy of the lives and salvage values used in calculating depreciation expense and adjusts these assumptions appropriately when warranted.
     * The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net cash flows, it is not recoverable. The Company does not separately identify assets by operating segment, as tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of the Company's long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all assets and liabilities of the Company. Long-lived assets classified as held for sale are reported at the lower of their carrying amount or fair value less costs to sell.

     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and long-term) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates, including negative development, and estimates of incurred-but-not-reported losses based upon past experience. The Company's self-insurance reserves are reviewed by an actuary every six months.
     * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party provider is utilized to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishes customer pricing separately from carrier rate negotiations, generally has discretion in carrier selection, and/or has credit risk on the shipment, the Company records both revenues for the dollar value of services billed by the Company to the customer and rent and purchased transportation expense for the costs of transportation paid by the Company to the third-party provider upon delivery of the shipment. In the absence of the conditions listed above, the Company records revenues net of expenses related to third-party providers.
     * Accounting for income taxes. Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed to be necessary due to the Company's profitable operations. Accordingly, if the facts or financial circumstances were to change, thereby impacting the likelihood of realizing the deferred income tax assets, judgment would need to be applied to determine the amount of valuation allowance required in any given period.

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

Forward-Looking Statements and Risk Factors

     The following risks and uncertainties may cause actual results to differ materially from those anticipated in the forward-looking statements included in this Form 10-K:

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

     The Company is sensitive to changes in overall economic conditions that impact customer shipping volumes. The general slowdown in the economy in 2001 and 2002 had a negative effect on freight volumes for truckload carriers, including the Company. Beginning in 2003 and continuing throughout 2004, general economic improvements lead to improved freight demand for the Company year over year. As the unemployment rate increased during 2001 and 2002, driver availability improved for the Company and the industry but became more difficult beginning in fourth quarter 2003 and continuing through 2004. Due to pending concerns in the Middle East and other factors, fuel prices began to rise in the second quarter of 2002, continued to increase throughout the second half of 2002, and increased further in the first part of 2003. In the last nine months of 2003, prices decreased again, ending 2003 at prices slightly higher than at the end of 2002. In 2004, fuel prices, excluding fuel taxes, climbed steadily throughout most of the year, before decreasing in December 2004 to prices about 40% higher than at the end of 2003. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse impact on the operations and profitability of the Company. To the extent that the Company cannot recover the higher cost of fuel through customer fuel surcharges, the Company's results would be negatively impacted. Future economic conditions that may affect the Company include employment levels, business conditions, fuel and energy costs, interest rates, and tax rates.

     The Company is regulated by the DOT and the Federal and Provincial Transportation Departments in Canada. These regulatory authorities establish broad powers, generally governing activities such as authorization to engage in motor carrier operations, safety, financial reporting, and other matters. The Company may become subject to new or more comprehensive regulations relating to fuel emissions, driver hours of service, or other issues mandated by the DOT, EPA, or the Federal and Provincial Transportation Departments in Canada. For example, new engine emissions standards became effective for truck engine manufacturers in October 2002. The new hours of service regulations that became effective on January 4, 2004 were vacated in their entirety by the United States Circuit Court of Appeals for the District of Columbia and remanded to the
FMCSA for reconsideration. On September 30, 2004, the extension of the Federal highway bill signed into law by the President extended the current hours of service rules for one year or whenever the FMCSA develops a new set of regulations, whichever comes first. On January 24, 2005, the FMCSA re-proposed its April 2003 HOS rules, adding references to how the rules would affect driver health, but making no changes to the regulations. The FMCSA is seeking public comments by March 10, 2005 on what changes to the rule, if any, are necessary to respond to the concerns raised by the court, and to provide data or studies that would support changes to, or continued use of, the 2003 rule. The Company cannot predict what rule changes, if any, will result from the court's ruling, nor the ultimate impact of any upcoming changes to the hours of service rules. Any changes could have an adverse effect on the operations and profitability of the Company.

     At  times,  there  have  been shortages of  drivers  in  the  trucking industry. The market for recruiting drivers became more difficult in fourth quarter 2003 and continued throughout 2004. During the last several years, it was more difficult to recruit and retain owner-operator drivers due to challenging operating conditions, including high fuel prices. The Company anticipates that the competition for company drivers and owner-operator drivers will continue to be high and cannot predict whether it will experience shortages in the future.

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

     The Company self-insures for liability resulting from cargo loss, personal injury, and property damage as well as workers' compensation. This is supplemented by premium insurance with licensed insurance companies above the Company's self-insurance level for each type of coverage. To the extent the Company were to experience a significant increase in the number of claims, the cost per claim, or the costs of insurance premiums for coverage in excess of its retention amounts, the Company's operating results would be negatively affected. In 2004, the Company was named a defendant in two lawsuits related to an accident involving a third-party carrier that was transporting a shipment arranged by the Company's VAS division, as described under Item 3 of this Form 10-K. To the extent the Company were to experience more of these types of claims and the Company is held responsible for liability for these types of claims, the Company's results of operations could be negatively impacted.

      Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the EPA. As of December 31, 2004, approximately 47% of the company-owned truck fleet consisted of trucks with the new post-October 2002 engines. The Company has experienced an approximate 5% reduction in fuel efficiency to date and increased depreciation expense due to the higher cost of the new engines. The Company anticipates continued increases in these expense categories as regular truck replacements increase the percentage of company-owned trucks with new post-October 2002 engines. A new set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2007. The Company intends to gradually reduce the average age of its truck fleet in advance of the new standards. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. The Company is unable to predict the impact these new regulations will have on its operations, financial position, results of operations, and cash flows.

     The Company is sensitive to changes in used equipment prices, especially tractors. Because of truckload carrier concerns with new truck engines and lower industry production of new trucks over the last several years, the resale value of Werner's premium used trucks improved from the historically low values of 2001. Gains on sales of equipment are reflected as a reduction of other operating expenses in the Company's income statement and amounted to gains of $9.7 million in 2004, $7.6 million in 2003, and $2.3 million in 2002.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest and exchange rates and commodity prices.

Interest Rate Risk

      The Company had no debt outstanding at December 31, 2004. Interest rates on the Company's unused credit facilities are based on the London Interbank Offered Rate ("LIBOR"). Increases in interest rates could impact the Company's annual interest expense on future borrowings.

Commodity Price Risk

      The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

      The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for 2004 and prior years. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows. To date, all foreign revenues are denominated in U.S. dollars, and the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Werner Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2004, listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Werner Enterprises, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 4, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                              KPMG LLP
Omaha, Nebraska
February 4, 2005

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)

                                           2004         2003         2002
                                        ----------   ----------   ----------
Operating revenues                      $1,678,043   $1,457,766   $1,341,456
                                        ----------   ----------   ----------

Operating expenses:
  Salaries, wages and benefits             544,424      513,551      486,315
  Fuel                                     218,095      160,465      125,189
  Supplies and maintenance                 138,999      123,680      119,972
  Taxes and licenses                       109,720      104,392       98,741
  Insurance and claims                      76,991       73,032       51,192
  Depreciation                             144,535      135,168      121,702
  Rent and purchased transportation        289,186      215,463      222,571
  Communications and utilities              18,919       16,480       14,808
  Other                                     (4,154)      (1,969)       1,512
                                        ----------   ----------   ----------
     Total operating expenses            1,536,715    1,340,262    1,242,002
                                        ----------   ----------   ----------

Operating income                           141,328      117,504       99,454
                                        ----------   ----------   ----------

Other expense (income):
  Interest expense                              13        1,099        2,857
  Interest income                           (2,580)      (1,699)      (2,340)
  Other                                        198          128          333
                                        ----------   ----------   ----------
     Total other expense (income)           (2,369)        (472)         850
                                        ----------   ----------   ----------

Income before income taxes                 143,697      117,976       98,604
Income taxes                                56,387       44,249       36,977
                                        ----------   ----------   ----------
Net income                              $   87,310   $   73,727   $   61,627
                                        ==========   ==========   ==========

Average common shares outstanding           79,224       79,828       79,705
                                        ==========   ==========   ==========

Basic earnings per share                $     1.10   $     0.92   $     0.77
                                        ==========   ==========   ==========

Diluted shares outstanding                  80,868       81,668       81,522
                                        ==========   ==========   ==========

Diluted earnings per share              $     1.08   $     0.90   $     0.76
                                        ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                         WERNER ENTERPRISES, INC.
                        CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share amounts)

                                                       December 31
                                                 -----------------------
                    ASSETS                          2004         2003
                                                 ----------   ----------
Current assets:
  Cash and cash equivalents                      $  108,807   $  101,409
  Accounts receivable, trade, less allowance
    of $8,189 and $6,043, respectively              186,771      152,461
  Other receivables                                  11,832        8,892
  Inventories and supplies                            9,658        9,877
  Prepaid taxes, licenses, and permits               15,292       14,957
  Other current assets                               18,896       17,691
                                                 ----------   ----------
      Total current assets                          351,256      305,287
                                                 ----------   ----------
Property and equipment, at cost:
  Land                                               25,008       21,423
  Buildings and improvements                        105,493       96,787
  Revenue equipment                               1,100,596    1,013,645
  Service equipment and other                       143,552      129,397
                                                 ----------   ----------
      Total property and equipment                1,374,649    1,261,252
      Less - accumulated depreciation               511,651      455,565
                                                 ----------   ----------
          Property and equipment, net               862,998      805,687
                                                 ----------   ----------
Other non-current assets                             11,521       10,553
                                                 ----------   ----------
                                                 $1,225,775   $1,121,527
                                                 ==========   ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   49,618   $   40,903
  Insurance and claims accruals                      55,095       55,201
  Accrued payroll                                    19,579       15,828
  Current deferred income taxes                      15,569       15,151
  Other current liabilities                          17,705       15,392
                                                 ----------   ----------
      Total current liabilities                     157,566      142,475
                                                 ----------   ----------
Deferred income taxes                               210,739      198,640
Insurance and claims accruals, net of
  current portion                                    84,301       71,301
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 200,000,000
    shares authorized; 80,533,536 shares
    issued; 79,197,747 and 79,714,271
    shares outstanding, respectively                    805          805
  Paid-in capital                                   106,695      108,706
  Retained earnings                                 691,035      614,011
  Accumulated other comprehensive loss                 (861)        (837)
  Treasury stock, at cost; 1,335,789 and
    819,265 shares, respectively                    (24,505)     (13,574)
                                                 ----------   ----------
      Total stockholders' equity                    773,169      709,111
                                                 ----------   ----------
                                                 $1,225,775   $1,121,527
                                                 ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)


                                           2004         2003         2002
                                        ----------   ----------   ----------
Cash flows from operating activities:
  Net income                            $   87,310   $   73,727   $   61,627
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation                           144,535      135,168      121,702
    Deferred income taxes                   12,517       (5,480)      35,891
    Gain on disposal of operating
      equipment                             (9,735)      (7,557)      (2,257)
    Gain on sale of unconsolidated
      affiliate                                  -            -       (1,809)
    Equity in loss of unconsolidated
      affiliate                                  -            -        2,105
    Tax benefit from exercise of
      stock options                          3,225        2,863        1,450
    Other long-term assets                     408        1,023          248
    Insurance, claims and other
      long-term accruals                    13,000       23,500        9,000
    Changes in certain working
      capital items:
      Accounts receivable, net             (34,310)     (20,572)     (10,535)
      Prepaid expenses and other
        current assets                      (4,261)       6,358      (17,428)
      Accounts payable                       8,715       (9,643)      17,358
      Accrued and other current
        liabilities                          5,178        8,087        8,919
                                        ----------   ----------   ----------
    Net cash provided by operating
      activities                           226,582      207,474      226,271
                                        ----------   ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment     (294,288)    (158,351)    (309,672)
  Retirements of property and equipment     98,098       54,754       71,882
  Sale of unconsolidated affiliate               -            -        3,364
  (Increase) decrease in notes
    receivable                               2,703        2,052       (1,099)
                                        ----------   ----------   ----------
    Net cash used in investing
      activities                          (193,487)    (101,545)    (235,525)
                                        ----------   ----------   ----------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                         -            -       10,000
  Repayments of long-term debt                   -      (20,000)     (40,000)
  Dividends on common stock                 (9,506)      (6,466)      (5,019)
  Payment of stock split fractional
    shares                                       -           (9)         (12)
  Repurchases of common stock              (21,591)     (13,476)      (3,766)
  Stock options exercised                    5,424        6,167        3,570
                                        ----------   ----------   ----------
    Net cash used in financing
      activities                           (25,673)     (33,784)     (35,227)
                                        ----------   ----------   ----------
Effect of exchange rate fluctuations
  on cash                                      (24)        (621)           -
Net increase (decrease) in cash and
  cash equivalents:                          7,398       71,524      (44,481)
Cash and cash equivalents, beginning
  of year                                  101,409       29,885       74,366
                                        ----------   ----------   ----------
Cash and cash equivalents, end of
  year                                  $  108,807   $  101,409   $   29,885
                                        ==========   ==========   ==========

Supplemental disclosures of cash flow
  information:
  Cash paid during year for:
    Interest                            $       13   $    1,148   $    3,080
    Income taxes                            42,850       34,401       10,422
Supplemental disclosures of non-cash
  investing activities:
  Notes receivable issued upon sale
    of revenue equipment                $    4,079   $    2,566   $    2,686
  Notes receivable canceled upon
    return of revenue equipment                  -            -       (1,279)


The accompanying notes are an integral part of these consolidated financial statements.

                          WERNER ENTERPRISES, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
            (In thousands, except share and per share amounts)


                                                            Accumulated
                                                               Other                    Total
                               Common  Paid-In   Retained  Comprehensive  Treasury  Stockholders'
                               StocK   Capital   Earnings      Loss        Stock        Equity
                               ------------------------------------------------------------------
BALANCE, December 31, 2001      $805   $105,897  $490,942        $ (43)   $ (7,552)    $590,049

Purchases of 267,125 shares
  of common stock                  -          -         -            -      (3,766)      (3,766)
Dividends on common stock
  ($.064 per share)                -          -    (5,102)           -           -       (5,102)
Payment of stock split
  fractional shares                -        (12)        -            -           -          (12)
Exercise of stock options,
  448,508 shares, including
  tax benefits                     -      1,481         -            -       3,539        5,020
Comprehensive income (loss):
  Net income                       -          -    61,627            -           -       61,627
  Foreign currency translation
    adjustments                    -          -         -         (173)          -         (173)
                               -----   --------  --------  -----------   ---------   ----------
  Total comprehensive income       -          -    61,627         (173)          -       61,454
                               -----   --------  --------  -----------   ---------   ----------

BALANCE, December 31, 2002       805    107,366   547,467         (216)     (7,779)     647,643


Purchases of 764,500 shares
  of common stock                  -          -         -            -     (13,476)     (13,476)
Dividends on common stock
  ($.090 per share)                -          -    (7,183)           -           -       (7,183)
Payment of stock split
  fractional shares                -         (9)        -            -           -           (9)
Exercise of stock options,
  752,591 shares, including
  tax benefits                     -      1,349         -            -       7,681        9,030
Comprehensive income (loss):
 Net income                        -          -    73,727            -           -       73,727
 Foreign currency translation
   adjustments                     -          -         -         (621)          -         (621)
                               -----   --------  --------  -----------   ---------   ----------
 Total comprehensive income        -          -    73,727         (621)          -       73,106
                               -----   --------  --------  -----------   ---------   ----------

BALANCE, December 31, 2003       805    108,706   614,011         (837)    (13,574)     709,111


Purchases of 1,173,200 shares
  of common stock                  -          -         -            -     (21,591)     (21,591)
Dividends on common stock
  ($.130 per share)                -          -   (10,286)           -           -      (10,286)
Exercise of stock options,
  656,676 shares, including
  tax benefits                     -     (2,011)        -            -      10,660        8,649
Comprehensive income (loss):
 Net income                        -          -    87,310            -           -       87,310
 Foreign currency translation
   adjustments                     -          -         -          (24)          -          (24)
                               -----   --------  --------  -----------   ---------   ----------
 Total comprehensive income        -          -    87,310          (24)          -       87,286
                               -----   --------  --------  -----------   ---------   ----------

BALANCE, December 31, 2004      $805   $106,695  $691,035        $(861)   $(24,505)    $773,169
                               =====   ========  ========  ===========   =========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                         WERNER ENTERPRISES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Werner Enterprises, Inc. (the "Company") is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, the Federal and Provincial Transportation Departments in Canada, and various state regulatory commissions. The Company maintains a diversified freight base with no one customer or industry making up a significant percentage of the Company's receivables or revenues. One customer generated 9% of total revenues for 2004, 2003, and 2002.

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

Trade Accounts Receivable

     Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The financial condition of customers is reviewed by the Company prior to granting credit. The Company determines the allowance based on historical write-off experience and national economic data. The Company reviews the adequacy of its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories and Supplies

     Inventories and supplies consist primarily of revenue equipment parts, tires, fuel, supplies, and company store merchandise and are stated at average cost. Tires placed on new revenue equipment are capitalized as a part of the equipment cost. Replacement tires are expensed when placed in service.

Property, Equipment, and Depreciation

      Additions and improvements to property and equipment are capitalized at cost, while maintenance and repair expenditures are charged to operations as incurred. If equipment is traded rather than sold and cash involved in the exchange is less than 25% of the fair value of the exchange, the cost of new equipment is recorded at an amount equal to the lower of the monetary consideration paid plus the net book value of the traded property or the fair value of the new equipment.

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


                                        Lives         Salvage Values
                                     ------------     --------------
        Building and improvements      30 years             0%
        Tractors                        5 years            25%
        Trailers                       12 years             0%
        Service and other equipment   3-10 years            0%


     Although the Company's current replacement cycle for tractors is three years, the Company calculates depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate, which approximates the continuing declining value of the tractors, in those instances in which a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with the Company's five-year life, 25% salvage value as compared to a three-year life, 55% salvage value.

Long-Lived Assets

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net cash flows, it is not recoverable. The Company does not separately identify assets by operating segment, as tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of the Company's long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all assets and liabilities of the Company. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less costs to sell.

Insurance and Claims Accruals

      Insurance and claims accruals, both current and noncurrent, reflect the estimated cost for cargo loss and damage, bodily injury and property damage (BI/PD), group health, and workers' compensation claims, including estimated loss development and loss adjustment expenses, not covered by insurance. The costs for cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of group health and workers' compensation claims are included in salaries, wages and benefits expense in the Consolidated Statements of Income. The insurance and claims accruals are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and estimates of incurred-but-not-reported losses based upon past experience. Actual costs related to insurance and claims have not differed materially from estimated accrued amounts for all years presented. The Company's insurance and claims accruals are reviewed by an actuary every six months.

      The Company has been responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, the Company increased its self-insured retention ("SIR") amount to $2.0 million per occurrence. The Company is also responsible for varying annual aggregate amounts of liability for claims in excess of the self-insured retention. The following table reflects the self-insured retention levels and aggregate amounts of liability for personal injury and property damage claims since August 1, 2001:

                                                         Primary Coverage
      Coverage Period              Primary Coverage       SIR/deductible
------------------------------     ----------------     ------------------
August 1, 2001 - July 31, 2002     $3.0 million          $500,000 (1)
August 1, 2002 - July 31, 2003     $3.0 million          $500,000 (2)
August 1, 2003 - July 31, 2004     $3.0 million          $500,000 (3)
August 1, 2004 - July 31, 2005     $5.0 million          $2.0 million (4)


(1) Subject to an additional $1.5 million self-insured aggregate amount in the $0.5 to $1.0 million layer, a $1.0 million aggregate in the $1.0 to $2.0 million layer, no aggregate (i.e., fully insured) in the $2.0 to $3.0 million layer, and a $2.0 million aggregate in the $3.0 to $4.0 million layer.

(2) Subject to an additional $1.5 million aggregate in the $0.5 to $1.0 million layer, a $1.0 million aggregate in the $1.0 to $2.0 million layer, no aggregate (i.e., fully insured) in the $2.0 to $3.0 million layer, and self-insured in the $3.0 to $5.0 million layer.

(3) Subject to an additional $1.5 million aggregate in the $0.5 to $1.0 million layer, a $1.0 million aggregate in the $1.0 to $2.0 million layer, no aggregate (i.e., fully insured) in the $2.0 to $3.0 million layer, a $6.0 million aggregate in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(4) Subject to an additional $3.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (i.e., fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.


      The Company's primary insurance covers the range of liability where the Company expects most claims to occur. Liability claims substantially in excess of coverage amounts listed in the table above, if they occur, are covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. The Company is also responsible for administrative expenses for each occurrence involving personal injury or property damage. See also Note 7 "Commitments and Contingencies".

      The Company has assumed responsibility for workers' compensation, maintains a $27.3 million bond, and has obtained insurance for individual claims above $1.0 million.

      Under these insurance arrangements, the Company maintains $35.4 million in letters of credit as of December 31, 2004.

Revenue Recognition

     The Consolidated Statements of Income reflect recognition of operating revenues (including fuel surcharge revenues) and related direct costs when the shipment is delivered. For shipments where a third-party provider is utilized to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishes customer pricing separately from carrier rate negotiations, generally has discretion in carrier selection, and/or has credit risk on the shipment, the Company records both revenues for the dollar value of services billed by the Company to the customer and rent and purchased transportation expense for the costs of transportation paid by the Company to the third-party provider upon delivery of the shipment. In the absence of the conditions listed above, the Company records revenues net of expenses related to third-party providers.

Foreign Currency Translation

      Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. All
foreign  revenues  are  denominated in U.S.  dollars.   Expense  items  are
translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the Mexican and Canadian operations for the years ended December 31, 2004, 2003, and 2002. The amounts of such translation adjustments were not significant for all years presented (see the Consolidated Statements of Stockholders' Equity and Comprehensive Income).

Income Taxes

      The Company uses the asset and liability method of Statement of Financial Accounting Standards ("SFAS") No. 109 in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Common Stock and Earnings Per Share

      The Company computes and presents earnings per share ("EPS") in accordance with SFAS No. 128, Earnings per Share. The difference between the Company's weighted average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options for all periods presented. There are no differences in the numerator of the Company's computations of basic and diluted EPS for any period presented.

Stock Based Compensation

      At December 31, 2004, the Company has a nonqualified stock option plan, as described more fully in Note 6. The Company applies the intrinsic value based method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share (in thousands, except per share amounts) would have been as indicated below had the fair value of option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based
Compensation:


                                               Year Ended December 31
                                           -----------------------------
                                             2004       2003       2002
                                           -------    -------    -------
     Net income, as reported               $87,310    $73,727    $61,627
     Less: Total stock-based employee
       compensation expense determined
       under fair value based method
       for all awards, net of related
       tax effects                           2,006      2,516      3,456
                                           -------    -------    -------
     Pro forma net income                  $85,304    $71,211    $58,171
                                           =======    =======    =======

     Earnings per share:
       Basic - as reported                 $  1.10    $  0.92    $  0.77
                                           =======    =======    =======
       Basic - pro forma                   $  1.08    $  0.89    $  0.73
                                           =======    =======    =======
       Diluted - as reported               $  1.08    $  0.90    $  0.76
                                           =======    =======    =======
       Diluted - pro forma                 $  1.05    $  0.87    $  0.71
                                           =======    =======    =======


Comprehensive Income

      Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2004, 2003, and 2002, comprehensive income consists of net income and foreign currency translation adjustments.

Accounting Standards

     In  December  2003, the Financial Accounting Standards Board  ("FASB")
revised  FASB  Interpretation  ("FIN") No. 46,  Consolidation  of  Variable
Interest Entities. FIN No. 46(R) addresses consolidation by business enterprises of certain variable interest entities. For public entities that are not small business issuers, the provisions of FIN No. 46(R) are effective no later than the end of the first reporting period that ends after March 15, 2004. If the variable interest entity is considered to be a special-purpose entity, FIN No. 46(R) shall be applied no later than the first reporting period that ends after December 15, 2003. Management has determined that adoption of this interpretation did not have any material effect on the financial position, results of operations, and cash flows of the Company.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, management believes that SFAS 153 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS 123(R) eliminates the alternative to use APB Opinion
25's   intrinsic  value  method  of  accounting  (generally  resulting   in
recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, the provisions of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim or annual period beginning after June 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. When the Company adopts the standard on July 1, 2005, it will be required to report in its financial statements the share-based compensation expense for the last six months of 2005 and may choose to use the modified retrospective application method to restate results for the two earlier interim periods. As of December 31, 2004, management believes that adopting the new statement will have a negative impact of approximately one cent per share (two cents per share if the modified retrospective application method is used) for the year ending December 31, 2005, representing the expense to be recognized from July 1, 2005 through December 31, 2005 for the unvested portion of awards which were granted prior to July 1, 2005.

(2)  INVESTMENT IN UNCONSOLIDATED AFFILIATE

      Effective June 30, 2000, the Company contributed its non-asset based logistics business to Transplace ("TPC"), a joint venture of six large transportation companies, in exchange for an equity interest in TPC of approximately 15%. Through December 31, 2002, the Company accounted for its investment in TPC using the equity method. Management believes this method was appropriate because the Company had the ability to exercise significant influence over operating and financial policies of TPC through its representation on the TPC Board of Directors. On December 31, 2002, the Company sold a portion of its ownership interest in TPC, reducing the Company's ownership stake in TPC from 15% to 5%. The Company relinquished its seat on the TPC Board of Directors, and TPC agreed to release the Company from certain restrictions on competition within the transportation logistics marketplace. The Company realized net losses of less than one cent per share during 2002, consisting of the Company's gain on sale of a portion of its ownership in TPC in fourth quarter 2002, net of the Company's equity in net losses of TPC during the year. These items are recorded as non-operating expense in the Company's Consolidated Statements of Income. Beginning January 1, 2003, the Company began accounting for its investment on the cost method and no longer accrues its percentage share of TPC's earnings or losses. The Company's recorded investment in TPC is $0 as of December 31, 2004 and December 31, 2003. The Company is not responsible for the debt of Transplace.

     The Company and TPC enter into transactions with each other for certain of their purchased transportation needs. The Company recorded operating revenue (in thousands) from TPC of approximately $8,400, $16,800, and $25,000 in 2004, 2003, and 2002, respectively, and recorded purchased transportation expense (in thousands) to TPC of approximately $7, $711, and $13,300 during 2004, 2003, and 2002, respectively.

      During 2002, the Company also provided certain administrative functions to TPC as well as providing office space, supplies, and communications. The allocation from the Company for these services (in thousands) was approximately $123 during 2002. The allocations for rent are recorded in the Consolidated Statements of Income as miscellaneous revenue, and the remaining amounts are recorded as a reduction of the respective operating expenses. The Company stopped providing these services in 2003.

      The Company believes that the transactions with TPC are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties, on an arm's length basis.

(3)  LONG-TERM DEBT

      As of December 31, 2004, the Company has two credit facilities with banks totaling $75.0 million which expire May 16, 2006 and October 22, 2005 and bear variable interest based on the London Interbank Offered Rate ("LIBOR"), on which no borrowings were outstanding at December 31, 2004 or December 31, 2003. As of December 31, 2004, the credit available pursuant to these bank credit facilities is reduced by $35.4 million in letters of credit the Company maintains. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable as defined in the credit facility. Although the Company had no borrowings pursuant to these credit facilities as of December 31, 2004, the Company remained in compliance with these covenants at December 31, 2004.

(4)  NOTES RECEIVABLE

      Notes receivable are included in other current assets and other non-current assets in the Consolidated Balance Sheets. At December 31, notes receivable consisted of the following (in thousands):


                                               2004       2003
                                             -------    -------
       Owner-operator notes receivable       $ 7,006    $ 4,866
       TDR Transportes, S.A. de C.V.           3,600      3,758
       Warehouse One, LLC                      1,451      1,525
       Other notes receivable                    500          -
                                             -------    -------
                                              12,557     10,149
       Less current portion                    2,753      1,722
                                             -------    -------
       Notes receivable - non-current        $ 9,804    $ 8,427
                                             =======    =======

      The Company provides financing to some independent contractors who want to become owner-operators by purchasing a tractor from the Company and leasing their truck to the Company. At December 31, 2004 and 2003, the
Company had 221 and 153 notes receivable totaling $7,006 and $4,866 (in thousands), respectively, from these owner-operators. See Note 8 for information regarding notes from related parties. The Company maintains a first security interest in the tractor until the owner-operator has paid the note balance in full. The Company also retains recourse exposure related to owner-operators who have purchased tractors from the Company with third-party financing arranged by the Company.

      During 2002, the Company loaned $3,600 (in thousands) to TDR Transportes, S.A. de C.V. ("TDR"), a truckload carrier in the Republic of Mexico. The loan has a nine-year term with principal payable at the end of the term, is subject to acceleration if certain conditions are met, bears interest at a rate of five percent per annum which is payable quarterly, contains certain financial and other covenants, and is collateralized by the assets of TDR. The Company had a receivable for interest on this note of $31 (in thousands) as of December 31, 2004 and 2003. During 2003, the Company loaned an additional $158 (in thousands) to TDR for the purchase of revenue equipment, which was repaid in March 2004. See Note 8 for information regarding related party transactions.

      The Company has a 50% ownership interest in a 125,000 square-foot warehouse (Warehouse One, LLC) located near the Company's headquarters. The Company has a note receivable from the owner of the other 50% interest in the warehouse with a principal balance (in thousands) of $1,451 and $1,525 as of December 31, 2004 and 2003, respectively. The note bears interest at a variable rate based on the prime rate and is adjusted annually. The note is secured by the borrower's 50% ownership interest in the warehouse. The Company's 50% ownership interest in the warehouse (in thousands) of $1,337 and $1,364 as of December 31, 2004 and 2003, respectively, is included in other non-current assets.

(5)  INCOME TAXES

      Income tax expense consisted of the following (in thousands):


                                       2004       2003       2002
                                     -------    -------    -------
      Current:
        Federal                      $38,206    $46,072    $   959
        State                          5,664      3,657        127
                                     -------    -------    -------
                                      43,870     49,729      1,086
                                     -------    -------    -------
      Deferred:
        Federal                       12,336     (6,159)    31,692
        State                            181        679      4,199
                                     -------    -------    -------
                                      12,517     (5,480)    35,891
                                     -------    -------    -------
      Total income tax expense       $56,387    $44,249    $36,977
                                     =======    =======    =======

      The effective income tax rate differs from the federal corporate tax rate of 35% in 2004, 2003 and 2002 as follows (in thousands):

                                       2004       2003       2002
                                     -------    -------    -------
      Tax at statutory rate          $50,294    $41,292    $34,511
      State income taxes, net of
        federal tax benefits           3,800      2,818      2,812
      Non-deductible meals and
        entertainment                  2,670        172        117
      Income tax credits                (900)      (900)      (638)
      Other, net                         523        867        175
                                     -------    -------    -------
                                     $56,387    $44,249    $36,977
                                     =======    =======    =======

     At December 31, deferred tax assets and liabilities consisted of the following (in thousands):


                                             2004        2003
                                           --------    --------
     Deferred tax assets:
     Insurance and claims accruals         $ 53,994    $ 48,081
     Allowance for uncollectible accounts     3,813       3,078
     Other                                    4,584       3,743
                                           --------    --------
       Gross deferred tax assets             62,391      54,902
                                           --------    --------

     Deferred tax liabilities:
     Property and equipment                 242,139     219,849
     Prepaid expenses                        42,517      42,174
     Other                                    4,043       6,670
                                           --------    --------
       Gross deferred tax liabilities       288,699     268,693
                                           --------    --------
       Net deferred tax liability          $226,308    $213,791
                                           ========    ========


     These amounts (in thousands) are presented in the accompanying Consolidated Balance Sheets as of December 31 as follows:

                                             2004        2003
                                           --------    --------
     Current deferred tax liability        $ 15,569    $ 15,151
     Noncurrent deferred tax liability      210,739     198,640
                                           --------    --------
     Net deferred tax liability            $226,308    $213,791
                                           ========    ========


     The Company has not recorded a valuation allowance as it believes that all deferred tax assets are likely to be realized as a result of the Company's history of profitability, taxable income and reversal of deferred tax liabilities.

(6)  STOCK OPTION AND EMPLOYEE BENEFIT PLANS

Stock Option Plan

     The Company's Stock Option Plan (the "Stock Option Plan") is a nonqualified plan that provides for the grant of options to management employees. Options are granted at prices equal to the market value of the common stock on the date the option is granted.

    Options granted become exercisable in installments from six to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 20,000,000 shares. At the May 11, 2004 Annual Meeting of Stockholders, the stockholders approved an amendment to increase the maximum number of shares that may be optioned or sold under the Stock Option Plan by 5,416,666 shares, from 14,583,334 to 20,000,000 shares. The stockholders also approved an amendment to increase the maximum aggregate number of options that may be granted to any one person under the Stock Option Plan by 1,000,000, from 1,562,500 to 2,562,500 options.

      At December 31, 2004, 9,227,976 shares were available for granting additional options. At December 31, 2004, 2003, and 2002, options for 2,485,582, 2,183,597, and 1,598,594, shares with weighted average exercise prices of $8.48, $8.45, and $8.18 were exercisable, respectively.

      The following table summarizes Stock Option Plan activity for the three years ended December 31, 2004:


                                            Options Outstanding
                                       -----------------------------
                                                    Weighted-Average
                                         Shares      Exercise Price
                                       -----------------------------
     Balance, December 31, 2001        6,714,076         $ 8.46
       Options granted                     8,333          13.94
       Options exercised                (448,508)          7.96
       Options canceled                 (136,441)          7.47
                                       ---------
     Balance, December 31, 2002        6,137,460           8.52
       Options granted                         -              -
       Options exercised                (752,591)          8.19
       Options canceled                 (110,022)          7.84
                                       ---------
     Balance, December 31, 2003        5,274,847           8.58
       Options granted                   787,000          18.33
       Options exercised                (656,676)          8.26
       Options canceled                 (448,042)          8.79
                                       ---------
     Balance, December 31, 2004        4,957,129          10.16
                                       =========


      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:


                                 Options Outstanding      Options Exercisable
                               -------------------------------------------------
                                Weighted-
                                 Average     Weighted-                 Weighted-
                                Remaining     Average                   Average
    Range of         Number    Contractual   Exercise       Number     Exercise
 Exercise Prices  Outstanding     Life         Price     Exercisable     Price
--------------------------------------------------------------------------------
$ 6.28 to $ 7.95   2,191,695    5.3 years     $ 7.57      1,442,633     $ 7.55
$ 8.96 to $ 9.77   1,933,003    6.2 years       9.75      1,001,647       9.73
$10.43 to $13.94      49,431    4.5 years      11.24         41,302      10.81
$18.33               783,000    9.4 years      18.33              0       0.00
                   ---------                              ---------
                   4,957,129    6.3 years      10.16      2,485,582       8.48
                   =========                              =========


      The Company applies the intrinsic value based method of APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. SFAS No. 123, Accounting for Stock-Based Compensation requires pro forma disclosure of net income and earnings per share had the estimated fair value of option grants on their grant date been charged to salaries, wages and benefits. The fair value of the options granted during 2004 and 2002 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.0 percent in 2004 and 2002; dividend yield of 0.66 percent in 2004 and 0.40 percent in 2002; expected life of 6.5 years in 2004 and 7.0 years in 2002; and volatility of 37 percent in 2004 and 38 percent in 2002. The weighted-average fair value of options granted during 2004 and 2002 was $7.60 and $6.28 per share, respectively. The table in Note 1 illustrates the effect on net income and earnings per share had the fair value of option grants been charged to salaries, wages, and benefits expense in the Consolidated Statements of Income.

Employee Stock Purchase Plan

      Employees meeting certain eligibility requirements may participate in the Company's Employee Stock Purchase Plan (the Purchase Plan). Eligible participants designate the amount of regular payroll deductions and/or single annual payment, subject to a yearly maximum amount, that is used to purchase shares of the Company's common stock on the Over-The-Counter Market subject to the terms of the Purchase Plan. The Company contributes an amount equal to 15% of each participant's contributions under the Purchase Plan. Company contributions for the Purchase Plan (in thousands) were $108, $102, and $106 for 2004, 2003, and 2002, respectively. Interest accrues on Purchase Plan contributions at a rate of 5.25%. The broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan are paid by the Company.

401(k) Retirement Savings Plan

      The Company has an Employees' 401(k) Retirement Savings Plan (the "401(k) Plan"). Employees are eligible to participate in the 401(k) Plan if they have been continuously employed with the Company or its subsidiaries for six months or more. The Company matches a portion of the amount each employee contributes to the 401(k) Plan. It is the Company's intention, but not its obligation, that the Company's total annual contribution for employees will equal at least 2 1/2 percent of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes Company 401(k) Plan contributions and administrative expenses (in thousands) of $2,043, $1,711, and $1,599 for 2004, 2003, and 2002, respectively.

(7)  COMMITMENTS AND CONTINGENCIES

      The Company has committed to property and equipment purchases, net of trades, of approximately $122.0 million.

     On July 29, 2004 and October 25, 2004, the Company was served with complaints naming it and others as defendants in two lawsuits stemming from a multi-vehicle accident that occurred in February 2004. The lawsuits were filed in Superior Court of the State of California, County of San Bernardino, Barstow District and seek an unspecified amount of compensatory damages. The Company brokered a shipment to an independent carrier with a satisfactory safety rating which was then involved in the accident, resulting in four fatalities and multiple personal injuries. It is possible that additional lawsuits may be filed by other parties involved in the accident. The Company's Broker-Carrier Agreement with the independent carrier provides for the carrier to indemnify and defend the Company for any loss arising out of or in connection with the transportation of property  under  the  contract.  The Company  also  has  a  certificate  of liability insurance from the carrier indicating that it has insurance coverage of up to $2.0 million per occurrence. For the policy year ended July 31, 2004, the Company's liability insurance policies for coverage ranging up to $10.0 million per occurrence have various annual aggregate levels of liability for all accidents totaling $9.0 million that is the responsibility of the Company (see Note 1 "Insurance and Claims Accruals" for insurance aggregate information). Amounts in excess of $10.0 million are covered under premium-based policies to coverage levels that management considers adequate. As such, the potential exposure to the Company ranges from $0 to $9.0 million. The lawsuits are currently in the discovery phase. The Company plans to vigorously defend the suits, and the amount of any possible loss to the Company cannot currently be estimated. However, the Company believes an unfavorable outcome in these lawsuits, if it were to occur, would not have a material impact on the financial position, results of operations, and cash flows of the Company.

      In addition to the litigation noted above, the Company is involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

(8)  RELATED PARTY TRANSACTIONS

      The Company leases land from a trust in which the Company's principal stockholder is the sole trustee, with annual rent payments of $1 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which are recorded as expenses in the Company's Consolidated Statements of Income. The Company has made leasehold improvements to the land totaling approximately $6.1 million for facilities used for business meetings and customer promotion.

      The Company's principal stockholder is the sole trustee of a trust that owns a one-third interest in an entity that operates a motel located nearby one of the Company's terminals with which the Company has committed to rent a guaranteed number of rooms. During 2004, 2003, and 2002, the Company paid (in thousands) $840, $732, and $542, respectively, for lodging services for its drivers at this motel.

      In 2003, the Company purchased 2.6 acres of land located adjacent to the Company's disaster recovery center in Omaha, Nebraska for $500,000 from a partnership in which the principal stockholder of the Company is the general partner.

      The brother and sister-in-law of the Company's principal stockholder own an entity with a fleet of tractors that operates as an owner-operator for the Company. During 2004, 2003, and 2002, the Company paid (in thousands) $6,200, $5,888, and $3,587, respectively, to this owner-operator for purchased transportation services. This fleet is compensated using the same owner-operator pay package as the Company's other comparable third-party owner-operators. The Company also sells used revenue equipment to this entity. During 2004, 2003, and 2002, these sales (in thousands)
totaled $193, $292, and $1,328, respectively, and the Company recognized gains (in thousands) of $18, $55, and $6 in 2004, 2003, and 2002, respectively. The Company had 35 and 46 notes receivable from this entity related to the revenue equipment sales (in thousands) totaling $656 and $1,030 at December 31, 2004 and 2003, respectively.

      The Company and TDR transact business with each other for certain of their purchased transportation needs. During 2004, 2003, and 2002, the Company recorded operating revenues (in thousands) from TDR of approximately $168, $206, and $416, respectively, and recorded purchased transportation expense (in thousands) to TDR of approximately $631, $1,099, and $1,087, respectively. In addition, during 2004, 2003, and 2002, the Company recorded operating revenues (in thousands) from TDR of approximately $2,837, $1,495, and $72, respectively, related to the leasing of revenue equipment. As of December 31, 2004 and 2003, the Company had receivables related to the equipment leases of $1,351 and $852, respectively. See Note 4 for information regarding notes receivable from TDR.

      The Company believes that these transactions are on terms no less favorable to the Company than those that could be obtained from unrelated third parties on an arm's length basis.

(9)  SEGMENT INFORMATION

      The Company has two reportable segments - Truckload Transportation Services and Value Added Services. The Truckload Transportation Services segment consists of five operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. The medium-to-long-haul Van fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional Short-Haul fleet provides comparable truckload van service within five geographic regions. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers.

      The Value Added Services segment, which generates the majority of the Company's non-trucking revenues, provides freight brokerage, intermodal services, and freight transportation management. Value Added Services was identified as a new reportable segment as of June 30, 2004. The 2004, 2003, and 2002 amounts shown in the following table have been reclassified to account for the change in composition of the Company's reportable segments.

      The Company generates other revenues related to third-party equipment maintenance, equipment leasing, and other business activities. None of these operations meet the quantitative threshold reporting requirements of SFAS No. 131. As a result, these operations are grouped in "Other" in the table below. The Company does not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. The Company has no significant intersegment sales or expense transactions that would result in adjustments necessary to eliminate amounts between the Company's segments.

      The following tables summarize the Company's segment information (in thousands):

                                                        Revenues
                                                       ----------
                                            2004          2003          2002
                                         ----------    ----------    ----------
     Truckload Transportation Services   $1,506,937    $1,358,428    $1,254,728
     Value Added Services                   161,111        89,742        80,012
     Other                                    6,424         5,287         4,057
     Corporate                                3,571         4,309         2,659
                                         ----------    ----------    ----------
     Total                               $1,678,043    $1,457,766    $1,341,456
                                         ==========    ==========    ==========

                                                    Operating Income
                                                    ----------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
     Truckload Transportation Services   $  135,828    $  118,146    $   98,838
     Value Added Services                     5,631           454         1,331
     Other                                    2,587         1,236         1,059
     Corporate                               (2,718)       (2,332)       (1,774)
                                         ----------    ----------    ----------
     Total                               $  141,328    $  117,504    $   99,454
                                         ==========    ==========    ==========

      Information as to the Company's operations by geographic area is summarized below (in thousands). Operating revenues for Mexico and Canada include revenues for shipments with an origin or destination in that country and services provided in that country.


                                                   Operating Revenues
                                                   ------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
     United States                       $1,537,745    $1,349,153    $1,260,957
     Canada                                  35,364        30,886        19,725
     Mexico                                 104,934        77,727        60,774
                                         ----------    ----------    ----------
     Total                               $1,678,043    $1,457,766    $1,341,456
                                         ==========    ==========    ==========

                                                    Long-lived Assets
                                                    -----------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
     United States                       $  850,250    $  796,627    $  829,506
     Canada                                     136           142            49
     Mexico                                  12,612         8,918         2,712
                                         ----------    ----------    ----------
     Total                               $  862,998    $  805,687    $  832,267
                                         ==========    ==========    ==========

      Substantially all of the Company's revenues are generated within the United States or from North American shipments with origins or destinations in the United States. No one customer accounts for more than 9% of the Company's total revenues.

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

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     (In thousands, except per share amounts)


                              First     Second       Third      Fourth
                             Quarter    Quarter     Quarter     Quarter
                            -------------------------------------------
2004:
Operating revenues          $386,280   $411,115    $425,409    $455,239
Operating income              24,859     34,991      39,510      41,968
Net income                    15,568     21,620      24,299      25,823
Basic earnings per share         .20        .27         .31         .33
Diluted earnings per share       .19        .27         .30         .32

                              First     Second       Third      Fourth
                             Quarter    Quarter     Quarter     Quarter
                            -------------------------------------------
2003:
Operating revenues          $347,208   $362,290    $368,034    $380,234
Operating income              18,983     31,576      32,728      34,217
Net income                    11,839     19,859      20,516      21,513
Basic earnings per share         .15        .25         .26         .27
Diluted earnings per share       .15        .24         .25         .26


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports under this item have been required to be filed within the twenty-four months prior to December 31, 2004, involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management's Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

      Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

      Management has engaged KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, to attest to and report on management's evaluation of the Company's internal control over financial reporting. Its report is included herein.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Werner Enterprises, Inc.:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that
Werner Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Werner Enterprises, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Werner Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO. Also, in our opinion, Werner Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated
balance  sheets  of  Werner  Enterprises,  Inc.  and  subsidiaries  as   of
December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 4, 2005, expressed an unqualified opinion on those consolidated financial statements.

                              KPMG LLP
Omaha, Nebraska
February 4, 2005

Changes in Internal Control over Financial Reporting

      There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     During the fourth quarter of 2004, no information was required to be disclosed in a report on Form 8-K, but not reported.

                                 PART III

      Certain information required by Part III is omitted from this report on Form 10-K in that the Company will file a definitive proxy statement pursuant to Regulation 14A ("Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item, with the exception of the Code of Ethics discussed below, is incorporated herein by reference to the Company's Proxy Statement.

Code of Ethics

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer/controller, and all other officers, employees, and directors. The code of ethics is available on the Company's website, www.werner.com. The Company intends to post on its website any material changes to, or waiver from, its code of ethics, if any, within four business days of any such event.

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

Equity Compensation Plan Information

      The following table summarizes, as of December 31, 2004, information about compensation plans under which equity securities of the Company are authorized for issuance:

                                                                     Number of Securities
                                                                   Remaining Available for
                                                                    Future Issuance under
                    Number of Securities to    Weighted-Average      Equity Compensation
                    be Issued upon Exercise    Exercise Price of       Plans (Excluding
                    of Outstanding Options,  Outstanding Options,  Securities Reflected in
                      Warrants and Rights     Warrants and Rights        Column (a))
Plan Category                (a)                     (b)                      (c)
-------------       -----------------------  --------------------  -----------------------
Equity compensation
  plans approved by
  security holders         4,957,129                $10.16                 9,227,976


      The Company does not have any equity compensation plans that were not approved by security holders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

                                  PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules.

     (1)  Financial Statements:  See Part II, Item 8 hereof.
                                                                       Page
                                                                       ----
          Report of Independent Registered Public Accounting Firm       27
          Consolidated Statements of Income                             28
          Consolidated Balance Sheets                                   29
          Consolidated Statements of Cash Flows                         30
          Consolidated Statements of Stockholders' Equity and
            Comprehensive Income                                        31
          Notes to Consolidated Financial Statements                    32

     (2) Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.
                                                                       Page
                                                                       ----
          Schedule II - Valuation and Qualifying Accounts               51

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (3) Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (see Exhibit Index on page 52).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2005.

                                   WERNER ENTERPRISES, INC.

                              By:  /s/ John J. Steele
                                   --------------------------------
                                   John J. Steele
                                   Senior Vice President, Treasurer
                                   and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


      Signature                      Position                     Date
      ---------                      --------                     ----
/s/ Clarence L. Werner     Chairman of the Board, Chief      February 15, 2005
-------------------------  Executive Officer and Director
Clarence L. Werner

/s/ Gary L. Werner         Vice Chairman and Director        February 15, 2005
-------------------------
Gary L. Werner

/s/ Gregory L. Werner      President, Chief Operating        February 15, 2005
-------------------------  Officer and Director
Gregory L. Werner

/s/ John J. Steele         Senior Vice President, Treasurer  February 15, 2005
-------------------------  and Chief Financial Officer
John J. Steele

/s/ James L. Johnson       Vice President, Controller        February 15, 2005
-------------------------  and Corporate Secretary
James L. Johnson

/s/ Jeffrey G. Doll        Lead Outside Director             February 15, 2005
-------------------------
Jeffrey G. Doll

/s/ Gerald H. Timmerman    Director                          February 15, 2005
-------------------------
Gerald H. Timmerman

/s/ Michael L. Steinbach   Director                          February 15, 2005
-------------------------
Michael L. Steinbach

/s/ Kenneth M. Bird        Director                          February 15, 2005
-------------------------
Kenneth M. Bird

/s/ Patrick J. Jung        Director                          February 15, 2005
-------------------------
Patrick J. Jung


                                SCHEDULE II

                         WERNER ENTERPRISES, INC.


                     VALUATION AND QUALIFYING ACCOUNTS
                              (In thousands)


                                     Balance at    Charged to    Write-off    Balance at
                                    Beginning of   Costs and    of Doubtful     End of
                                       Period       Expenses      Accounts      Period
                                    ------------   ----------   -----------   ----------

  Year ended December 31, 2004:
  Allowance for doubtful accounts      $6,043        $2,255       $  109         $8,189
                                       ======        ======       ======         ======

  Year ended December 31, 2003:
  Allowance for doubtful accounts      $4,459        $1,914       $  330         $6,043
                                       ======        ======       ======         ======

  Year ended December 31, 2002:
  Allowance for doubtful accounts      $4,966        $1,175       $1,682         $4,459
                                       ======        ======       ======         ======




See report of independent registered public accounting firm.

                               EXHIBIT INDEX


  Exhibit                               Page Number or Incorporated by
  Number        Description                       Reference to
  -------       -----------             ------------------------------
  3(i)(A)  Revised and Amended       Exhibit 3 to Registration Statement
           Articles of               on Form S-1, Registration No. 33-5245
           Incorporation

  3(i)(B)  Articles of Amendment     Exhibit 3(i) to the Company's
           to Articles of            report on Form 10-Q for the
           Incorporation             quarter ended May 31, 1994

  3(i)(C)  Articles of Amendment     Exhibit 3(i) to the Company's report
           to Articles of            on Form 10-K for the year ended
           Incorporation             December 31, 1998

  3(ii)    Revised and Amended       Exhibit 3(ii) to the Company's report
           By-Laws                   on Form 10-Q for the quarter ended
                                     June 30, 2004

  10.1     Amended and Restated      Exhibit 10.1 to the Company's report
           Stock Option Plan         on 10-Q for the quarter ended June
                                     30, 2004

  11       Statement Re:             Filed herewith
           Computation of Per
           Share Earnings

  21       Subsidiaries of the       Filed herewith
           Registrant

  23.1     Consent of KPMG LLP       Filed herewith

  31.1     Rule 13a-14(a)/15d-       Filed herewith
           14(a) Certification

  31.2     Rule 13a-14(a)/15d-       Filed herewith
           14(a) Certification

  32.1     Section 1350              Filed herewith
           Certification

  32.2     Section 1350              Filed herewith
           Certification
