Form 10-Q
period 2005-03-31
WERNER ENTERPRISES INC
filed 2005-05-02
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
                                    OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

      As of April 30, 2005, 79,413,574 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q
                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


        Consolidated  Statements of Income for the Three Months  Ended
        March 31, 2005 and 2004                                           3

        Consolidated Condensed Balance Sheets as of March 31, 2005 and
        December 31, 2004                                                 4

        Consolidated  Statements of Cash Flows for  the  Three  Months
        Ended March 31, 2005 and 2004                                     5

        Notes  to  Consolidated Financial Statements as of  March  31,
        2005                                                              6

Item 2. Management's  Discussion and Analysis of  Financial  Condition
        and Results of Operations                                        10

Item 3. Quantitative and Qualitative Disclosures About Market Risk       23

Item 4. Controls and Procedures                                          24


PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      25

Item 5. Other Information                                                25

Item 6. Exhibits                                                         26


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

     Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                  March 31
---------------------------------------------------------------------------
                                                     2005          2004
---------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                                $ 455,262     $ 386,280
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                     140,222       133,312
   Fuel                                              67,628        45,752
   Supplies and maintenance                          36,754        32,894
   Taxes and licenses                                28,778        27,512
   Insurance and claims                              23,200        19,507
   Depreciation                                      39,637        34,985
   Rent and purchased transportation                 82,567        63,150
   Communications and utilities                       5,442         4,548
   Other                                             (1,803)         (239)
                                                ---------------------------
    Total operating expenses                        422,425       361,421
                                                ---------------------------

Operating income                                     32,837        24,859
                                                ---------------------------

Other expense (income):
   Interest expense                                       4             2
   Interest income                                     (965)         (535)
   Other                                                 27            37
                                                ---------------------------
    Total other expense (income)                       (934)         (496)
                                                ---------------------------

Income before income taxes                           33,771        25,355

Income taxes                                         13,850         9,787
                                                ---------------------------

Net income                                        $  19,921     $  15,568
                                                ===========================

Average common shares outstanding                    79,351        79,594
                                                ===========================

Basic earnings per share                          $     .25     $     .20
                                                ===========================

Diluted shares outstanding                           80,824        81,357
                                                ===========================

Diluted earnings per share                        $     .25     $     .19
                                                ===========================

Dividends declared per share                      $    .035     $    .025
                                                ===========================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)               March 31    December 31
---------------------------------------------------------------------------
                                                     2005         2004
---------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                     $   96,058    $  108,807
   Accounts receivable, trade, less allowance of
     $8,469 and $8,189, respectively                187,609       186,771
   Other receivables                                 10,922        11,832
   Inventories and supplies                          10,146         9,658
   Prepaid taxes, licenses and permits               11,988        15,292
   Current deferred income taxes                     17,538             -
   Other current assets                              19,791        18,896
                                                ---------------------------
     Total current assets                           354,052       351,256
                                                ---------------------------
Property and equipment                            1,435,965     1,374,649
Less - accumulated depreciation                     532,307       511,651
                                                ---------------------------
     Property and equipment, net                    903,658       862,998
                                                ---------------------------
Other non-current assets                             13,415        11,521
                                                ---------------------------
                                                 $1,271,125    $1,225,775
                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $   47,349    $   49,618
   Insurance and claims accruals                     61,191        55,095
   Accrued payroll                                   18,215        19,579
   Income taxes payable                              40,200           475
   Current deferred income taxes                          -        15,569
   Other current liabilities                         18,120        17,230
                                                ---------------------------
     Total current liabilities                      185,075       157,566
                                                ---------------------------
Insurance and claims accruals, net of current
  portion                                            86,301        84,301
Deferred income taxes                               206,746       210,739
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 79,410,733 and 79,197,747 shares
     outstanding, respectively                          805           805
   Paid-in capital                                  105,631       106,695
   Retained earnings                                708,176       691,035
   Accumulated other comprehensive loss                (910)         (861)
   Treasury stock, at cost; 1,122,803 and
     1,335,789 shares, respectively                 (20,699)      (24,505)
                                                ---------------------------
     Total stockholders' equity                     793,003       773,169
                                                ---------------------------
                                                 $1,271,125    $1,225,775
                                                ===========================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
(In thousands)                                            March 31
---------------------------------------------------------------------------
                                                     2005          2004
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                    $   19,921    $   15,568
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    39,637        34,985
     Deferred income taxes                          (37,100)       (2,845)
     Gain on disposal of property and equipment      (2,461)       (2,000)
     Tax benefit from exercise of stock options       1,201           369
     Other long-term assets                          (1,236)         (105)
     Insurance claims accruals, net of current
       portion                                        2,000         3,000
     Changes in certain working capital items:
       Accounts receivable, net                        (838)       (1,655)
       Other current assets                           2,831          (706)
       Accounts payable                              (2,269)       (2,665)
       Other current liabilities                     45,339        15,562
                                                ---------------------------
    Net cash provided by operating activities        67,025        59,508
                                                ---------------------------

Cash flows from investing activities:
   Additions to property and equipment             (101,852)      (48,099)
   Retirements of property and equipment             22,821        15,678
   Decrease in notes receivable                         537           880
                                                ---------------------------
    Net cash used in investing activities           (78,494)      (31,541)
                                                ---------------------------

Cash flows from financing activities:
   Dividends on common stock                         (2,772)       (1,993)
   Repurchases of common stock                         (263)       (9,443)
   Stock options exercised                            1,804           645
                                                ---------------------------
    Net cash used in financing activities            (1,231)      (10,791)
                                                ---------------------------

Effect of exchange rate fluctuations on cash            (49)           95
Net increase (decrease) in cash and cash
  equivalents                                       (12,749)       17,271
Cash and cash equivalents, beginning of period      108,807       101,409
                                                ---------------------------
Cash and cash equivalents, end of period         $   96,058    $  118,680
                                                ===========================
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
   Interest                                      $        4    $        2
   Income taxes                                  $   12,132    $    4,705
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
    equipment                                    $    1,195    $      968

                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was ($49) and $95 (in thousands) for the three-month periods ended March 31, 2005 and 2004, respectively.

(2)  Long-Term Debt

     As of March 31, 2005, the Company has two credit facilities with banks totaling $75.0 million which expire May 16, 2006 and October 22, 2005 and bear variable interest based on the London Interbank Offered Rate ("LIBOR"), on which no borrowings were outstanding. As of March 31, 2005, the credit available pursuant to these bank credit facilities is reduced by $35.4 million in letters of credit the Company maintains. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable as defined in the credit facility. Although the Company had no borrowings pursuant to these credit facilities as of March 31, 2005, the Company remained in compliance with these covenants at March 31, 2005.

     On April 29, 2005, the Company renewed the $50.0 million bank credit facility, extending the maturity date from May 16, 2006 to May 16, 2007 and increasing the amount of the consolidated tangible net worth requirement to $500.0 million.

(3)  Commitments

     As of March 31, 2005, the Company has commitments for net capital expenditures of approximately $99.1 million.

(4)  Earnings Per Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts). Common stock equivalents represent the dilutive effect of outstanding stock options for all periods presented.


                                                    Three Months Ended
                                                         March 31
                                                  ----------------------
                                                      2005      2004
                                                  ----------------------
Net income                                         $  19,921  $  15,568
                                                  ======================

Average common shares outstanding                     79,351     79,594
Common stock equivalents                               1,473      1,763
                                                  ----------------------
Diluted shares outstanding                            80,824     81,357
                                                  ======================
Basic earnings per share                           $     .25  $     .20
                                                  ======================
Diluted earnings per share                         $     .25  $     .19
                                                  ======================

     There were no options to purchase shares of common stock which were outstanding during the periods indicated above, but excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares.

(5)  Stock Based Compensation

     At March 31, 2005, the Company has a nonqualified stock option plan. The Company granted 19,500 stock options during the three-month period ended March 31, 2005 and none during the three-month period ended March 31, 2004. The Company applies the intrinsic value based method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share (in thousands, except per share amounts) would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.


                                                    Three Months Ended
                                                         March 31
                                                  ----------------------
                                                     2005       2004
                                                  ----------------------
Net income, as reported                            $  19,921  $  15,568
Less: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects                                                448        354
                                                  ----------------------
Net income, pro forma                              $  19,473  $  15,214
                                                  ======================

Earnings per share:
  Basic - as reported                              $     .25  $     .20
                                                  ======================
  Basic - pro forma                                $     .25  $     .19
                                                  ======================
  Diluted - as reported                            $     .25  $     .19
                                                  ======================
  Diluted - pro forma                              $     .24  $     .19
                                                  ======================

     The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 20,000,000 shares, and the maximum aggregate number of options that may be granted to any one person is 2,562,500 options.

(6)  Related Party Transactions

      The Company's principal stockholder is the sole trustee of a trust that owned a one-third interest in an entity that operates a motel located nearby one of the Company's terminals with which the Company has committed to rent a guaranteed number of rooms to be used by the Company's employees, primarily its drivers. The trust also owned a one-third interest in a separate entity that developed and built the motel. On February 28, 2005, the trust assigned its one-third ownership interests in these two entities to the Company for a payment of ten dollars ($10). The Company assumed one-third ownership in this 71-room motel that has an appraised value of $2.6 million and outstanding notes payable of $2.2 million. This motel had positive net income in 2004, after all expenses, including depreciation and interest expense. The Company has agreed to hold the trustee and the trust harmless with respect to any guarantee of debt executed prior to the date of assignment. The equity method of accounting is used for the Company's investment in these two entities.


(7)  Segment Information

     The Company has two reportable segments - Truckload Transportation Services and Value Added Services. The Truckload Transportation Services segment consists of five operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. The medium-to-long haul Van fleet transports a variety of consumer, non-durable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional short-haul fleet provides comparable truckload van service within five geographic areas. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. Revenues for the Truckload Transportation Services segment include non-trucking revenues of $3.5 million in first quarter 2005 and $2.9 million in first quarter 2004, representing the portion of shipments delivered to or from Mexico where the Company utilizes a third-party carrier and revenues generated in a few dedicated accounts where the services of third-party carriers are used to meet customer capacity requirements.

     The Value Added Services segment, which generates the majority of the Company's non-trucking revenues, provides freight brokerage, intermodal services, and freight transportation management. Value Added Services was identified as a new reportable segment as of June 30, 2004. The 2004 amounts shown in the following tables have been reclassified to account for the change in composition of the Company's reportable segments.

     The Company generates other revenues related to third-party equipment maintenance, equipment leasing, and other business activities. None of these operations meet the quantitative threshold reporting requirements of SFAS No. 131. As a result, these operations are grouped in "Other" in the tables below. "Corporate" includes revenues and expenses that are incidental to the activities of the Company and are not attributable to any of its operating segments. The Company does not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. The Company has no significant intersegment sales or expense transactions that would result in adjustments necessary to eliminate amounts between the Company's segments.

     The following tables summarize the Company's segment information (in thousands of dollars):


                                                          Revenues
                                                          --------
                                                     Three Months Ended
                                                          March 31
                                                   -----------------------
                                                       2005       2004
                                                   -----------------------
Truckload Transportation Services                   $  402,363 $  350,660
Value Added Services                                    50,160     33,367
Other                                                    1,899      1,555
Corporate                                                  840        698
                                                   -----------------------
Total                                               $  455,262 $  386,280
                                                   =======================


                                                      Operating Income
                                                      ----------------
                                                     Three Months Ended
                                                          March 31
                                                   -----------------------
                                                       2005       2004
                                                   -----------------------
Truckload Transportation Services                   $   31,184 $   24,348
Value Added Services                                     1,993        929
Other                                                      856        675
Corporate                                               (1,196)    (1,093)
                                                   -----------------------
Total                                               $   32,837 $   24,859
                                                   =======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report contains historical information, as well as forward-looking statements that are based on information currently available to the Company's management. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable based on information currently available; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those anticipated in the forward-looking statements as a result of certain risks and uncertainties. These risks include, but are not limited to, those discussed in the section of this Item entitled "Forward-Looking Statements and Risk Factors" and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Caution should be taken not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date they are made. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

     Operating revenues consist of trucking revenues generated by the five operating fleets in the Truckload Transportation Services segment (medium/long-haul van, dedicated, regional short-haul, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's Value Added Services ("VAS") segment. The Company's Truckload Transportation Services segment also includes a small amount of non-trucking revenues for the portion of shipments delivered to or from Mexico where it utilizes a third-party carrier, and for a few of its dedicated accounts where the services of third-party carriers are used to meet customer capacity requirements. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS segment, as well as the non-trucking revenues generated by the Truckload Transportation Services segment. Trucking revenues accounted for 88% of total operating revenues in first quarter 2005, and non-trucking and other operating revenues accounted for 12%.

     Trucking services typically generate revenue on a per-mile basis. Other sources of trucking revenue include fuel surcharges and accessorial revenue such as stop charges, loading/unloading charges, and equipment detention charges. Because fuel surcharge revenues fluctuate in response to changes in the cost of fuel, these revenues are identified separately within the operating statistics table and are excluded from the statistics to provide a more meaningful comparison between periods. Non-trucking revenues generated by a fleet whose operations are part of the Truckload Transportation Services segment are included in non-trucking revenue in the operating statistics table so that the revenue statistics in the table are calculated using only the revenues generated by the Company's trucks. The key statistics used to evaluate trucking revenues, excluding fuel surcharges, are revenues per tractor per week, the per-mile rates charged to customers, the average monthly miles generated per tractor, the percentage of empty miles, the average trip length, and the number of tractors in service. General economic conditions, seasonal freight patterns in the trucking industry, and industry capacity are key factors that impact these statistics.

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

     A common industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses expressed as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. Generally, these expenses vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers, and non-trucking revenues. As discussed further in the comparison of operating results for first quarter 2005 to first quarter 2004, several industry-wide issues, including high fuel prices, a challenging driver recruiting market, and uncertainty regarding possible changes to the hours of service regulations, could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). Depreciation expense has been affected by the new engine emission standards that became effective in October 2002 for all newly purchased trucks, which have increased truck purchase costs. The trucking operations require substantial cash expenditures for tractors and trailers. The Company has maintained a three-year replacement cycle for company-owned tractors. These purchases are currently funded by net cash from operations, as the Company repaid its last remaining debt in December 2003.

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


                                                    Three Months Ended
                                                         March 31          %
                                                   --------------------
                                                     2005      2004      Change
                                                   ----------------------------
Trucking revenues, net of fuel surcharge (1)       $357,866  $329,733     8.5%
Trucking fuel surcharge revenues (1)                 40,936    17,971   127.8%
Non-trucking revenues, including VAS (1)             53,677    36,253    48.1%
Other operating revenues (1)                          2,783     2,323    19.8%
                                                   --------  --------
    Operating revenues (1)                         $455,262  $386,280    17.9%
                                                   ========  ========

Operating ratio (consolidated) (2)                     92.8%     93.6%   -0.9%
Average monthly miles per tractor                     9,932    10,034    -1.0%
Average revenues per total mile (3)                  $1.393    $1.298     7.3%
Average revenues per loaded mile (3)                 $1.579    $1.470     7.4%
Average percentage of empty miles                     11.77%    11.69%    0.7%
Average trip length in miles (loaded)                   573       580    -1.2%
Total miles (loaded and empty) (1)                  256,846   253,952     1.1%
Average tractors in service                           8,620     8,436     2.2%
Average revenues per tractor per week (3)            $3,193    $3,007     6.2%
Total tractors (at quarter end)
    Company                                           7,720     7,495
    Owner-operator                                      930       930
                                                   --------  --------
         Total tractors                               8,650     8,425

Total trailers (at quarter end)                      23,710    22,960

(1) Amounts in thousands.
(2) Operating  expenses  expressed  as a  percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.

      The following table sets forth the revenues, operating expenses, and operating income for the Truckload Transportation Services segment.

                                                           Three Months Ended
                                                                 March 31
                                                     ------------------------------
                                                          2005            2004
                                                     --------------  --------------
Truckload Transportation Services (amounts in 000's)    $       %       $       %
---------------------------------------------------- --------------  --------------
Revenues                                             $402,363 100.0  $350,660 100.0
Operating expenses                                    371,179  92.2   326,312  93.1
                                                     --------        --------
Operating income                                     $ 31,184   7.8  $ 24,348   6.9
                                                     ========        ========

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


                                                           Three Months Ended
                                                                 March 31
                                                     ------------------------------
                                                          2005            2004
                                                     --------------  --------------
Truckload Transportation Services (amounts in 000's)    $       %       $       %
---------------------------------------------------- --------------  --------------
Revenues                                             $402,363        $350,660
Less: trucking fuel surcharge revenues                 40,936          17,971
                                                     --------        --------
Revenues, net of fuel surcharge                       361,427 100.0   332,689 100.0
                                                     --------        --------
Operating expenses                                    371,179         326,312
Less: trucking fuel surcharge revenues                 40,936          17,971
                                                     --------        --------
Operating expenses, net of fuel surcharge             330,243  91.4   308,341  92.7
                                                     --------        --------
Operating income                                     $ 31,184   8.6  $ 24,348   7.3
                                                     ========        ========

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


                                                           Three Months Ended
                                                                 March 31
                                                     ------------------------------
                                                          2005            2004
                                                     --------------  --------------
Value Added Services (amounts in 000's)                 $       %       $       %
---------------------------------------              --------------  --------------
Revenues                                             $ 50,160 100.0  $ 33,367 100.0
Rent and purchased transportation expense              45,166  90.0    30,241  90.6
                                                     --------        --------
Gross margin                                            4,994  10.0     3,126   9.4
Other operating expenses                                3,001   6.0     2,197   6.6
                                                     --------        --------
Operating income                                     $  1,993   4.0  $    929   2.8
                                                     ========        ========

Three Months Ended March 31, 2005 Compared to Three Months Ended March  31,
---------------------------------------------------------------------------
2004
----

Operating Revenues

      Operating revenues increased 17.9% for the three months ended March 31, 2005, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues increased 8.5% due primarily to a 7.3% increase in revenue per total mile, excluding fuel surcharges, and a
2.2%  increase in the average number of tractors in service,  offset  by  a
1.0% decrease in average monthly miles per tractor. Revenue per total mile, excluding fuel surcharges, increased due to customer rate increases, an improvement in freight selection, and a 1.2% decrease in the average loaded trip length due to growth in the Company's dedicated and regional fleets. The Company grew its dedicated fleet by 12% in first quarter 2005 compared to first quarter 2004. Part of the growth in the dedicated fleet was offset by a decrease in the Company's medium-to-long-haul van fleet. Dedicated fleet business tends to have lower miles per trip, a higher empty mile percentage, a higher rate per loaded mile, and lower miles per truck. The growth in dedicated business had a corresponding effect on these same operating statistics, as reported above, for the entire Company.

     Historically, freight demand in first quarter is significantly weaker than the previous fourth quarter due to the seasonal decline from the peak retail season in fourth quarter. However, the decline from fourth quarter 2004 to first quarter 2005 was less significant due to the increasing stability of the Company's freight base and the strength of its customer relationships. For example, the dedicated fleet has grown to almost 40% of the total truck fleet, which helps produce more consistent results. In addition, the Value Added Services division generates additional freight opportunities, which tends to level freight volumes from quarter to quarter and soften the impact of seasonal fluctuations.

      In the third and fourth quarter of 2004, the Company's sales and marketing team met with customers to negotiate annual rate increases to recoup the significant cost increases in fuel, driver pay, equipment, and insurance and to improve margins. Much of the Company's non-dedicated contractual business renews in the latter part of third quarter and fourth quarter, and these contractual rate increases contributed to the pricing improvement in first quarter 2005 compared to first quarter 2004.

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, increased to $40.9 million in first quarter 2005 from $18.0 million in first quarter 2004 due to higher average fuel prices in first quarter 2005. The Company's fuel surcharge programs are designed to recoup the higher cost of fuel from customers when fuel prices rise and automatically provide customers with the benefit of lower costs when fuel prices decline. These programs have historically enabled the Company to recover a significant portion of the fuel price increases. As discussed further under the "Operating Expenses" heading, the strength of the Company's fuel surcharge programs helped to limit the impact of higher fuel costs, including higher owner-operator fuel reimbursements and the effect of fuel mile per gallon ("mpg") degradation for trucks with post October-2002 engines, to just one cent per share in first quarter 2005. These surcharge programs automatically adjust depending on the Department of Energy ("DOE") weekly retail on-highway diesel prices. Typical programs specify a base price per gallon when surcharges can begin to be billed. Above this price, the Company bills a surcharge rate per mile when the price per gallon falls in a bracketed range of fuel prices. When fuel prices increase, fuel surcharges recoup a lower percentage of the incrementally higher costs due to the impact of inadequate recovery for empty miles not billable to customers, out-of-route miles, truck idle time, and "bracket creep". "Bracket creep" occurs when fuel prices approach the upper limit of the bracketed range, but a higher surcharge rate per mile cannot be billed until the fuel price per gallon reaches the next bracket. Also, the DOE survey price used for surcharge contracts changes once a week while actual fuel prices change more frequently. Because collections of fuel surcharges typically trail fuel price changes, rapid fuel price increases cause a temporarily unfavorable effect of fuel costs increasing more rapidly than fuel surcharge revenues. This effect typically reverses if fuel prices fall.

      VAS revenues increased to $50.2 million for the three months ended March 31, 2005 from $33.4 million for the three months ended March 31,
2004, or 50.3%. VAS revenues consist primarily of freight brokerage, intermodal, freight transportation management, and other services. The Company expects to continue to capitalize on the sophisticated service, management, and technology advantages of its logistics solution in an improving freight market. During 2005, VAS began offering multimodal services, which provide for the movement of freight using a combination of truck and rail intermodal services.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 92.8% for the three months ended March 31, 2005, compared to 93.6% for the three months ended March 31, 2004. Because the Company's VAS business operates with a lower operating margin and a higher return on assets than the trucking business, the growth in VAS business in first quarter 2005 compared to first quarter 2004 affected the Company's overall operating ratio. As explained above, the significant increase in fuel expense and related fuel surcharge revenues also affected the operating ratio. The tables on pages 12 and 13 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

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


                                             Three Months Ended    Increase
                                                  March 31        (Decrease)
                                           ----------------------
                                               2005      2004      per Mile
                                           ----------------------------------
Salaries, wages and benefits                  $.535     $.516         $.019
Fuel                                           .262      .179          .083
Supplies and maintenance                       .139      .124          .015
Taxes and licenses                             .112      .108          .004
Insurance and claims                           .090      .077          .013
Depreciation                                   .147      .133          .014
Rent and purchased transportation              .145      .129          .016
Communications and utilities                   .021      .018          .003
Other                                         (.006)     .000         (.006)

     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 12.8% in first quarter 2005 compared to 12.3% in first quarter 2004. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. This increase in owner-operator miles as a percentage of total miles shifted costs to the rent and purchased transportation category from other expense categories. The Company estimates that rent and purchased transportation expense for the Truckload Transportation segment was higher by approximately 0.6 cents per total mile due to this increase, and other expense categories had offsetting reductions on a total-mile basis, as follows: salaries, wages and benefits (0.3 cents), fuel (0.2 cents), depreciation (0.1 cent), with minimal reductions in supplies and maintenance and taxes and licenses. Attracting and retaining owner-operator drivers has continued to be difficult due to the challenging operating conditions.

      Salaries, wages and benefits for non-drivers increased in first quarter 2005 compared to first quarter 2004 to support the growth in the VAS segment. The increase in salaries, wages and benefits per mile of 1.9 cents for the Truckload Transportation Services segment is primarily the result of higher driver pay per mile, higher group health insurance, and a higher number of maintenance employees, offset by more owner-operator miles as a percentage of total miles, as discussed above, and lower workers' compensation. On August 1, 2004, the Company's previously announced two cent per mile pay raise became effective for company solo drivers in its medium-to-long-haul van division, representing approximately 25% of total company drivers. The Company has recovered a substantial portion of this pay raise through its customer rate increase negotiations, which occurred in third and fourth quarter 2004. The increase in dedicated business as a percentage of total trucking business also contributed to the increase in driver pay per mile as dedicated drivers are usually compensated at a higher rate per mile due to the lower average miles per truck and had the effect of increasing non-driver salaries, wages and benefits on a per-mile basis due to the lower average miles per truck. The Company renewed its workers' compensation insurance coverage, and for the policy year beginning April 2005, the Company continues to maintain a self-insurance retention of $1.0 million per claim and is responsible for an annual aggregate amount of $1.0 million for claims above $1.0 million and below $2.0 million. The Company's premium rates for this coverage did not change from the prior policy year.

     The driver recruiting market continues to be extremely challenging. By placing more emphasis on training drivers, increasing the frequency of driver home time, providing drivers with a newer truck, and maximizing driver productivity within the federal hours of service regulations, the Company is obtaining an adequate number of drivers to maintain its current fleet size. However, the supply of qualified truck drivers in the industry remains visibly constrained due to alternative jobs that are becoming available with an improved economy and stagnant demographic growth for the industry's targeted driver base over the next several years. The Company expects the tight driver market will make it very difficult to add meaningful truck capacity in the near future.

     The Company instituted an optional per diem reimbursement program for eligible company drivers (approximately half of total non-student company drivers) beginning in April 2004. This program increases a company driver's net pay per mile, after taxes. As a result, driver pay per mile was slightly lower before considering the factors above that increased driver pay per mile, and the Company's effective income tax rate was higher in first quarter 2005 compared to first quarter 2004. The Company expects the cost of the per diem program to be neutral, because the combined driver pay rate per mile and per diem reimbursement under the per diem program is about one cent per mile lower than mileage pay without per diem reimbursement, which offsets the Company's increased income taxes caused by the nondeductible portion of the per diem. The per diem program increases driver satisfaction through higher net pay per mile. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and additional increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 8.3 cents per mile for the Truckload Transportation Services segment due to higher average diesel fuel prices and more trucks with post-October 2002 engines. Average fuel prices in first quarter 2005 were 45 cents a gallon, or 44%, higher than in first quarter 2004, and were just two cents a gallon higher than in fourth quarter 2004. In fourth quarter 2004, fuel prices were abnormally high in October and declined by 17% from October to December. In first quarter 2005, fuel prices were lower in January but climbed 22% from January to March. Fuel expense, after considering fuel surcharge collections and the cost impact of owner-operator fuel reimbursements (which is included in rent and purchased transportation expense) and lower miles per gallon due to the new truck engines, had a one-cent negative impact on earnings per share in first quarter 2005 compared to first quarter 2004. Company data continues to indicate that the fuel mpg degradation for trucks with post-October 2002 engines (59% of the Company fleet as of March 31, 2005 compared to 15% as of March 31, 2004) is a reduction of approximately 5%. As the Company continues to replace older trucks in its fleet with trucks with the post-October 2002 engines, fuel cost per mile is expected to increase further due to the lower mpg. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Diesel fuel prices for the month of April 2005 averaged 54 cents a gallon, or 48%, higher than average fuel prices for second quarter 2004. Assuming fuel prices remain at current levels throughout the remainder of second quarter 2005, the negative impact of fuel expense on earnings for second quarter 2005 compared to second quarter 2004 is estimated to be in the range of approximately two to three cents per share. This expected earnings impact is lessened due to increasing fuel prices and a temporary fuel price spike in the western United States occurring in second quarter 2004. Both of these items reduced second quarter 2004 earnings.

     Supplies and maintenance for the Truckload Transportation Services segment increased 1.5 cents on a per-mile basis in first quarter 2005 due primarily to increases in the cost of over-the-road repairs. Over-the-road

("OTR") repairs increased as a result of the increase in dedicated-fleet trucks, which typically do not have as much maintenance performed at company terminals. The Company includes the higher cost of OTR maintenance when establishing pricing for dedicated customers. Higher driver recruiting costs (including driver advertising and driver travel and lodging) and higher toll expense related to state toll rate increases also contributed to a small portion of the increase.

     Insurance and claims for the Truckload Transportation Services segment increased 1.3 cents on a per-mile basis due to increased claim costs and negative development on existing liability insurance claims. For the policy year beginning August 1, 2004, the Company became responsible for the first $2.0 million per claim with an annual aggregate of $3.0 million for claims between $2.0 million and $3.0 million, and the Company became fully insured (i.e., no aggregate) for claims between $3.0 million and $5.0 million. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims. The increased Company retention from $500,000 to $2.0 million is due to changes in the trucking insurance market and is similar to increased claim retention levels experienced by other truckload carriers. The Company maintains liability insurance coverage with reputable insurance carriers substantially in excess of the $10.0 million per claim.

     Depreciation expense for the Truckload Transportation Services segment increased 1.4 cents on a per-mile basis in first quarter 2005 due primarily to higher costs of new tractors with the post-October 2002 engines. As of March 31, 2005, approximately 59% of the company-owned truck fleet consisted of trucks with the post-October 2002 engines compared to 15% at March 31, 2004. As the Company continues to replace older trucks in its fleet with trucks with the post-October 2002 engines, depreciation expense is expected to increase. The 1% lower miles generated per truck also contributed to the increase in this fixed cost on a per-mile basis.

     Rent and purchased transportation consists mainly of payments to third-party carriers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. Rent and purchased transportation for the Truckload Transportation Services segment increased
1.6 cents per total mile in first quarter 2005 as higher fuel prices necessitated higher reimbursements to owner-operators for fuel and, to a lesser extent, due to more owner-operator miles as a percentage of total miles. The Company's customer fuel surcharge programs do not differentiate between miles generated by Company-owned trucks and miles generated by owner-operator trucks; thus, the increase in owner-operator fuel reimbursements is included with Company fuel expenses in calculating the per-share impact of higher fuel prices on earnings. The Company has experienced difficulty recruiting and retaining owner-operators for over two years because of challenging operating conditions. However, the Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers were to occur and increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained. Payments to third-party carriers used for portions of shipments delivered to or from Mexico and by a few dedicated fleets in the truckload segment contributed 0.2 cents of the total per-mile increase for the Truckload Transportation Services segment.

     As shown in the VAS statistics table on page 13, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 90.0% in first quarter 2005 compared to 90.6% in first quarter 2004, resulting in higher gross margin in first quarter 2005. An improving truckload freight environment resulted in improved customer rates for the VAS segment. Additionally, to support the ongoing growth within VAS, the group has increased its number of approved third-party providers. This larger carrier base allows VAS to more competitively match customer freight with available capacity, resulting in improved margins.

     Other operating expenses for the Truckload Transportation Services segment decreased 0.6 cents per mile in first quarter 2005. Gains on sales of revenue equipment, primarily trucks, are reflected as a reduction of other operating expenses and are reported net of pre-sale repairs and other sales-related expenses. Gains on sales increased to $2.5 million in first quarter 2005 from $1.6 million in first quarter 2004 due to increased unit sales of trucks as the Company is attempting to keep its fleet as new as possible. In the Company's first quarter 2005 earnings release issued April 18, 2005, pre-sale repair expenses totaling approximately $2.0 million were reported in supplies and maintenance expense and have been reclassified in this Form 10-Q to other operating expenses, as a reduction of gains on sales of equipment, consistent with the reporting in prior periods. The Company's wholly-owned subsidiary, Fleet Truck Sales, is one of the largest domestic class 8 truck sales companies in the United States. Fleet Truck Sales will be adding its 17th truck sales location during second quarter 2005. The Company's goal is to sell a majority of its used equipment through its Fleet Truck Sales network. Other operating expenses also include bad debt expense and professional services fees. The remaining decrease in other operating expenses in first quarter 2005 is due primarily to a reduction in computer consulting fees.

      The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 41.0% for the three-month period ended March 31, 2005 from 38.5% for the three-month period ended March 31, 2004 due to an increase in non-deductible expenses for tax purposes related to the implementation of a per diem pay program for student drivers in fourth quarter 2003 and a per diem pay program for eligible company drivers in April 2004.

Liquidity and Capital Resources:

      During the three months ended March 31, 2005, the Company generated cash flow from operations of $67.0 million, a 12.6% increase ($7.5 million) in cash flow compared to the same three-month period a year ago. The increase in cash flow from operations is due primarily to higher net income and higher depreciation expense for financial reporting purposes related to the higher cost of the post-October 2002 engines. Deferred taxes decreased by $37.1 million during the three months ended March 31, 2005 with an offsetting increase to the current income tax liability, related to the reversal of certain tax strategies implemented in 2001 due to recent tax law changes and lower tax depreciation in 2005 due to the bonus depreciation which expired on December 31, 2004. The higher current income tax liability of $40.2 million at March 31, 2005 includes the effect of these two items. In April 2005, the Company made federal income tax payments of $22.5 million related to the tax strategies and $16.2 million representing its first quarter 2005 estimated tax payment, and expects income tax payments for the remaining three quarterly tax payment dates of 2005 to be higher than those in the comparable periods of 2004 due to the reversal of deferred tax liabilities related to equipment depreciation. The cash flow from operations enabled the Company to make net property additions, primarily revenue equipment, of $79.0 million, repurchase common stock of $0.3 million, and pay common stock dividends of $2.8 million.
Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

     Net cash used in investing activities for the three-month period ended March 31, 2005 increased by $47.0 million, from $31.5 million for the three-month period ended March 31, 2004 to $78.5 million for the three-month period ended March 31, 2005. The large increase was due primarily to the Company purchasing more tractors in first quarter 2005.

     As of March 31, 2005, the Company has committed to property and equipment purchases, net of trades, of approximately $99.1 million. The average age of the Company's truck fleet is 1.54 years at March 31, 2005. The Company intends to gradually reduce the average age of the truck fleet in 2005. As such capital expenditures are expected to be higher throughout the remainder of 2005 as compared to 2004. The Company intends to fund these capital expenditure commitments through existing cash on hand and cash flow from operations. Equipment may be purchased through financing if management determines that financing is advantageous or necessary for the Company.

      Net financing activities used $1.2 million and $10.8 million during the three months ended March 31, 2005 and 2004, respectively. The Company paid dividends of $2.8 million in the three-month period ended March 31, 2005 and $2.0 million in the three-month period ended March 31, 2004. The Company increased its quarterly dividend rate by $.01 per share beginning with the dividend paid in July 2004. Financing activities also included common stock repurchases of $0.3 million and $9.4 million in the three-month periods ended March 31, 2005 and 2004, respectively. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. The Company's Board of Directors has authorized the repurchase of up to 8,132,504 shares. As of March 31, 2005, the Company had purchased 4,348,704 shares pursuant to this authorization and had 3,783,800 shares remaining available for repurchase.

     Management believes the Company's financial position at March 31, 2005 is strong. As of March 31, 2005, the Company has $96.1 million of cash and cash equivalents, no debt, and $793.0 million of stockholders' equity. As of March 31, 2005, the Company has no equipment operating leases, and, therefore has no off-balance sheet equipment debt. The Company maintains $35.4 million in letters of credit as of March 31, 2005. These letters of credit are primarily required as security for insurance policies. As of March 31, 2005, the Company has $75.0 million of credit pursuant to credit facilities, on which no borrowings were outstanding. The credit available under these facilities is reduced by the $35.4 million in letters of credit.

Off-Balance Sheet Arrangements:

     The Company does not have arrangements which meet the definition of an off-balance sheet arrangement.

Regulations:

     The Federal Motor Carrier Safety Administration ("FMCSA") of the U.S. Department of Transportation issued a final rule on April 24, 2003, that made several changes to the regulations which govern truck drivers' hours of service ("HOS"). The new rules became effective on January 4, 2004. On July 16, 2004, the U.S. Circuit Court of Appeals for the District of Columbia rejected the new hours of service rules for truck drivers, because it said the FMCSA had failed to address the impact of the rules on the health of drivers as required by Congress. In addition, the judge's ruling noted other areas of concern including the increase in driving hours from 10 hours to 11 hours, the exception that allows drivers to split their required rest periods, the new rule allowing drivers to reset their 70-hour clock to 0 hours after 34 consecutive hours off duty, and the decision by the FMCSA not to require the use of electronic onboard recorders to monitor driver compliance. On September 30, 2004, the extension of the Federal highway bill signed into law by the President extended the previously vacated 2003 hours of service rules, effective immediately, for one year or whenever the FMCSA develops a new set of regulations, whichever comes first. On January 24, 2005, the FMCSA re-proposed its April 2003 HOS rules, adding references to how the rules would affect driver health, but making no changes to the regulations. The public comment period on what changes to the rule, if any, are necessary to respond to the concerns raised by the court, and for providing data or studies that would support changes to, or continued use of, the 2003 rule ended on March 10, 2005. No ruling on the FMCSA's proposal has been made as of the date of this filing.

     Beginning in January 2007, a new set of more stringent emissions standards mandated by the Environmental Protection Agency ("EPA") will become effective for newly manufactured trucks. The Company intends to continue to keep its fleet as new as possible in advance of the new standards. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. In addition, all truckload carriers will be required to use new ultra-low sulfur fuel for all of the existing trucks in their fleet beginning in mid-2006. The price per gallon of the new ultra-low sulfur fuel is expected to be higher compared to current fuel, and preliminary estimates are that the new ultra-low sulfur fuel will cause an approximate 1% to 3% decline in fuel miles per gallon. To gain a better understanding of the impact of these items, the Company recently received a few January 2007 compliant test engines that the Company will operate using the ultra-low sulfur fuel.

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

Accounting Standards:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of March 31, 2005, management believes that SFAS No. 153 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission ("SEC") adopted a rule amending the compliance dates for SFAS No. 123(R). Under the new SEC rule, the provisions of the revised statement are to be applied prospectively by the Company for awards that are granted, modified, or settled in the first fiscal year beginning after June 15, 2005. Additionally, the Company would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS No. 123 (as originally issued) for either recognition or pro forma disclosures. When the Company adopts the standard on January 1, 2006, it will be required to report in its financial statements the share-based compensation expense for reporting periods in 2006. As of March 31,

2005, management believes that adopting the new statement will have a negative impact of approximately one cent per share for the year ending December 31, 2006, representing the expense to be recognized for the unvested portion of awards which were granted prior to March 31, 2005, and cannot predict the earnings impact of awards that may be granted after that date. (See Note 5 of the Notes to Consolidated Financial Statements under
Part I, Item 1 of this Form 10-Q, which shows the pro forma effect of SFAS No. 123.)

Forward-Looking Statements and Risk Factors:

     The following risks and uncertainties, as well as those listed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, may cause actual results to differ materially from those anticipated in the forward-looking statements included in this Form 10-Q:

     The Company is sensitive to changes in overall economic conditions that impact customer shipping volumes. Future weakness in the economy and consumer demand could result in reduced freight demand, which, in turn, would impact the Company's growth opportunities, revenues, and profitability. Other economic conditions that may affect the Company include employment levels, business conditions, fuel and energy costs, interest rates, and tax rates.

     At times, there have been shortages of drivers and owner-operators in the trucking industry. Improvement in the general unemployment rate can lead to further difficulty in recruiting and retention. The market for recruiting drivers became more difficult in fourth quarter 2003 and has continued through first quarter 2005. The Company anticipates that the competition for company drivers and owner-operators will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and additional increases in driver pay rates and owner-operator settlement rates became necessary to attract and retain drivers and owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Diesel fuel prices rose sharply in the latter part of February, and higher prices have continued through April 2005. To the extent the Company cannot recover the higher cost of fuel through general customer fuel surcharge programs, the Company's results would be negatively impacted.
Shortages of fuel, further increases in fuel prices, or rationing of petroleum products could have a materially adverse impact on the operations and profitability of the Company.

     As discussed above, the United States Circuit Court of Appeals for the District of Columbia vacated the new hours of service regulations in their entirety on July 16, 2004, and on September 30, 2004, the previously vacated 2003 rules were extended for a one-year period or until the FMCSA develops a new set of regulations. On January 24, 2005, the FMCSA re-proposed its April 2003 HOS rules, adding references to how the rules would affect driver health, but making no changes to the regulations. No ruling on the FMCSA's proposal has been made as of the date of this filing. The Company cannot predict what rule changes, if any, will result from the court's ruling, nor the extent of the proposed rule's effect on the operations and profitability of the Company.

     The  Company  self-insures for liability resulting  from  cargo  loss, personal injury, and property damage as well as workers' compensation. This is supplemented by premium-based insurance with licensed insurance companies above the Company's self-insurance level for each type of coverage. To the extent that the Company were to experience a significant increase in the number of claims, the cost per claim, or the costs of insurance premiums for coverage in excess of its retention amounts, the
Company's operating results would be negatively affected. In 2004, the Company was named a defendant in two lawsuits related to an accident involving a third-party carrier that was transporting a shipment arranged by the Company's VAS division. To the extent the Company were to experience more of these types of claims and the Company were to be held responsible for liability for these types of claims, the Company's results of operations could be negatively impacted.

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the EPA. As of March 31, 2005, approximately 59% of the company-owned truck fleet consisted of trucks with post-October 2002 engines. The Company has experienced an approximate 5% reduction in fuel efficiency to date and increased depreciation expense due to the higher cost of the new engines. The Company anticipates continued increases in these expense categories as regular tractor replacements increase the percentage of company-owned trucks with post-October 2002 engines. As discussed above, a new set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2007, and all truckload carriers will be required to use new ultra-low sulfur fuel for all of the existing trucks in their fleet beginning in mid-2006. The price per gallon of the new ultra-low sulfur fuel is expected to be higher compared to current fuel, and preliminary estimates are that the new ultra-low sulfur fuel will cause an approximate 1% to 3% decline in fuel miles per gallon. The Company is unable to predict the ultimate impact these new regulations will have on its operations, financial position, results of operations, and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices, foreign exchange rates, and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Foreign Exchange Rate Risk

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for first quarter 2005 and prior periods. To date, all foreign revenues are denominated in U.S. dollars, and the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

Interest Rate Risk

     The Company had no debt outstanding at March 31, 2005. Interest rates on the Company's unused credit facilities are based on the London Interbank Offered Rate ("LIBOR"). Increases in interest rates could impact the Company's annual interest expense on future borrowings.

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

     There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      The Company has confidence in its internal controls and procedures. Nevertheless, the Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the internal controls or disclosure procedures and controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

                                  PART II

                             OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On December 29, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 4,166,666 shares of its common stock. On November 24, 2003, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 3,965,838 shares for a total of 8,132,504 shares. As of March 31, 2005, the Company had purchased 4,348,704 shares pursuant to this authorization and had 3,783,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue until withdrawn by the Board of Directors.

     The following table summarizes the Company's common stock repurchases during the first quarter of 2005 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser".

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
                    Shares (or Units)   Average Price Paid     Publicly Announced      Purchased Under the
    Period              Purchased       per Share (or Unit)     Plans or Programs       Plans or Programs

                   ----------------------------------------------------------------------------------------
January 1-31, 2005           -                   -                      -                   3,796,800
February 1-28, 2005       3,000              $19.5967                 3,000                 3,793,800
March 1-31, 2005         10,000              $20.4755                10,000                 3,783,800
                   -----------------                          --------------------
Total                    13,000              $20.2727                13,000                 3,783,800
                   =================                          ====================


Item 5.  Other Information.

     The following disclosure is provided pursuant to Item 2.03 of Form 8-K. On April 29, 2005, the Company renewed its $50.0 million bank credit facility with Wells Fargo Bank, National Association. This second amendment to the original credit agreement dated May 16, 2003, as amended, extends the maturity date from May 16, 2006 to May 16, 2007. The amendment also increases the minimum consolidated tangible net worth requirement to $500 million plus 50% of annual net income from $400 million plus 50% of annual net income. Any amounts that may be borrowed pursuant to this facility are due and payable in full on or before May 16, 2007. As of April 29, 2005, the Company had no borrowings outstanding under this facility, and the credit available is reduced by $35.4 million in letters of credit the Company maintains.

Item 6.  Exhibits.


   Exhibit 3(i)(A) Revised and Amended Articles of Incorporation (Incorporated by reference to Exhibit 3 to Registration Statement on Form S-1, Registration No. 33-5245)
   Exhibit 3(i)(B) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-Q for the quarter ended May 31, 1994)
   Exhibit 3(i)(C) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-K for the year ended December 31, 1998)
   Exhibit 3(ii) Revised and Restated By-Laws (Incorporated by reference to
       Exhibit 3(ii) to the Company's report on Form 10-Q for the quarter ended June 30, 2004)
   Exhibit 31(i)(A) Rule 13a-14(a)/15d-14(a) Certification
   Exhibit 31(i)(B) Rule 13a-14(a)/15d-14(a) Certification
   Exhibit 32.1 Section 1350 Certification
   Exhibit 32.2 Section 1350 Certification

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:      May 2, 2005          By:   /s/ John J. Steele
        -----------------             -----------------------------------
                                     John J. Steele
                                     Senior Vice President, Treasurer and
                                     Chief Financial Officer



Date:      May 2, 2005          By:  /s/ James L. Johnson
        -----------------            ------------------------------------
                                     James L. Johnson
                                     Vice President, Controller and
                                     Corporate Secretary