Form 10-Q
period 2005-06-30
WERNER ENTERPRISES INC
filed 2005-08-02
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
                                    OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

      As of July 29, 2005, 79,427,338 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q
                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated  Statements of Income for the Three Months  Ended
        June 30, 2005 and 2004                                            3

        Consolidated  Statements of Income for the  Six  Months  Ended
        June 30, 2005 and 2004                                            4

        Consolidated Condensed Balance Sheets as of June 30, 2005  and
        December 31, 2004                                                 5

        Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 2005 and 2004                                            6

        Notes to Consolidated Financial Statements as of June 30, 2005    7

Item 2. Management's  Discussion and Analysis of  Financial  Condition
        and Results of Operations                                        11

Item 3. Quantitative and Qualitative Disclosures About Market Risk       25

Item 4. Controls and Procedures                                          26

PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      27

Item 4. Submission of Matters to a Vote of Security Holders              27

Item 6. Exhibits                                                         28

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

     Operating results for the three-month and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME



                                                     Three Months Ended
(In thousands, except per share amounts)                  June 30
---------------------------------------------------------------------------
                                                     2005          2004
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $ 485,789     $ 411,115
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                     141,332       134,296
   Fuel                                              78,064        50,105
   Supplies and maintenance                          39,921        34,802
   Taxes and licenses                                29,465        27,428
   Insurance and claims                              21,838        20,022
   Depreciation                                      40,539        35,644
   Rent and purchased transportation                 90,342        71,201
   Communications and utilities                       5,134         4,450
   Other                                             (2,974)       (1,824)
                                                ---------------------------
    Total operating expenses                        443,661       376,124
                                                ---------------------------

Operating income                                     42,128        34,991
                                                ---------------------------
Other expense (income):
   Interest expense                                       2             4
   Interest income                                     (822)         (551)
   Other                                                 46            57
                                                ---------------------------
    Total other expense (income)                       (774)         (490)
                                                ---------------------------

Income before income taxes                           42,902        35,481

Income taxes                                         17,607        13,861
                                                ---------------------------

Net income                                        $  25,295     $  21,620
                                                ===========================

Earnings per share:

     Basic                                        $     .32     $     .27
                                                ===========================

     Diluted                                      $     .31     $     .27
                                                ===========================

Dividends declared per share                      $    .040     $    .035
                                                ===========================

Weighted-average common shares outstanding:

     Basic                                           79,415        79,233
                                                ===========================

     Diluted                                         80,692        80,891
                                                ===========================


                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME



                                                      Six Months Ended
(In thousands, except per share amounts)                  June 30
---------------------------------------------------------------------------
                                                     2005          2004
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $ 941,051     $ 797,395
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                     281,554       267,608
   Fuel                                             145,692        95,857
   Supplies and maintenance                          76,675        67,696
   Taxes and licenses                                58,243        54,940
   Insurance and claims                              45,038        39,529
   Depreciation                                      80,176        70,629
   Rent and purchased transportation                172,909       134,351
   Communications and utilities                      10,576         8,998
   Other                                             (4,777)       (2,063)
                                                ---------------------------
    Total operating expenses                        866,086       737,545
                                                ---------------------------

Operating income                                     74,965        59,850
                                                ---------------------------

Other expense (income):
   Interest expense                                       6             6
   Interest income                                   (1,787)       (1,086)
   Other                                                 73            94
                                                ---------------------------
    Total other expense (income)                     (1,708)         (986)
                                                ---------------------------

Income before income taxes                           76,673        60,836

Income taxes                                         31,457        23,648
                                                ---------------------------

Net income                                        $  45,216     $  37,188
                                                ===========================

Earnings per share:

     Basic                                        $     .57     $     .47
                                                ===========================

     Diluted                                      $     .56     $     .46
                                                ===========================

Dividends declared per share                      $    .075     $    .060
                                                ===========================
Weighted-average common shares outstanding:

     Basic                                           79,383        79,414
                                                ===========================

     Diluted                                         80,754        81,116
                                                ===========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)                June 30    December 31
---------------------------------------------------------------------------
                                                     2005         2004
---------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                      $   51,057   $  108,807
   Accounts receivable, trade, less allowance of
     $8,590 and $8,189, respectively                 198,789      186,771
   Other receivables                                  11,760       11,832
   Inventories and supplies                           10,152        9,658
   Prepaid taxes, licenses and permits                 8,279       15,292
   Current deferred income taxes                      18,791            -
   Income taxes receivable                             7,672          768
   Other current assets                               17,466       18,128
                                                ---------------------------
     Total current assets                            323,966      351,256
                                                ---------------------------
Property and equipment                             1,477,085    1,374,649
Less - accumulated depreciation                      540,833      511,651
                                                ---------------------------
     Property and equipment, net                     936,252      862,998
                                                ---------------------------
Other non-current assets                              15,043       11,521
                                                ---------------------------
                                                  $1,275,261   $1,225,775
                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $   53,789   $   49,618
   Insurance and claims accruals                      64,985       55,095
   Accrued payroll                                    19,280       19,579
   Income taxes payable                                9,082          475
   Current deferred income taxes                           -       15,569
   Other current liabilities                          17,607       17,230
                                                ---------------------------
     Total current liabilities                       164,743      157,566
                                                ---------------------------
Insurance and claims accruals, net of current
  portion                                             87,301       84,301

Deferred income taxes                                207,424      210,739

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 79,419,695 and 79,197,747 shares
     outstanding, respectively                           805          805
   Paid-in capital                                   105,588      106,695
   Retained earnings                                 730,294      691,035
   Accumulated other comprehensive loss                 (361)        (861)
   Treasury stock, at cost; 1,113,841 and
     1,335,789 shares, respectively                  (20,533)     (24,505)
                                                ---------------------------
     Total stockholders' equity                      815,793      773,169
                                                ---------------------------
                                                  $1,275,261   $1,225,775
                                                ===========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
(In thousands)                                            June 30
---------------------------------------------------------------------------
                                                     2005          2004
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                     $  45,216     $  37,188
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    80,176        70,629
     Deferred income taxes                          (37,675)          142
     Gain on disposal of property and equipment      (6,039)       (5,396)
     Tax benefit from exercise of stock options       1,260           973
     Other long-term assets                            (311)          403
     Insurance claims accruals, net of current
       portion                                        3,000         7,000
     Changes in certain working capital items:
       Accounts receivable, net                     (12,018)       (1,014)
       Other current assets                             349         7,391
       Accounts payable                               4,171         2,249
       Other current liabilities                     18,142         4,943
                                                 --------------------------
    Net cash provided by operating activities        96,271       124,508
                                                 --------------------------

Cash flows from investing activities:
   Additions to property and equipment             (208,640)     (118,306)
   Retirements of property and equipment             55,979        45,282
   Decrease in notes receivable                       2,087         1,754
                                                 --------------------------
    Net cash used in investing activities          (150,574)      (71,270)
                                                 --------------------------

Cash flows from financing activities:
   Dividends on common stock                         (5,552)       (3,975)
   Repurchases of common stock                         (263)      (14,178)
   Stock options exercised                            1,868         1,948
                                                 --------------------------
    Net cash used in financing activities            (3,947)      (16,205)
                                                 --------------------------

Effect of exchange rate fluctuations on cash            500          (178)
Net increase (decrease) in cash and cash
  equivalents                                       (57,750)       36,855
Cash and cash equivalents, beginning of period      108,807       101,409
                                                 --------------------------
Cash and cash equivalents, end of period          $  51,057     $ 138,264
                                                 ==========================

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
   Interest                                       $       6     $       6
   Income taxes                                   $  65,999     $  24,632
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                    $   5,298     $   2,052


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was $549 and ($273) (in thousands) for the three-month periods and $500 and ($178) (in thousands) for the six-month periods ended June 30, 2005 and 2004, respectively.

(2)  Long-Term Debt

     As of June 30, 2005, the Company has two credit facilities with banks totaling $75.0 million which expire May 16, 2007 and October 22, 2005 and bear variable interest based on the London Interbank Offered Rate ("LIBOR"), on which no borrowings were outstanding. As of June 30, 2005, the credit available pursuant to these bank credit facilities is reduced by $35.5 million in letters of credit the Company maintains. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable as defined in the credit facility. Although the Company had no borrowings pursuant to these credit facilities as of June 30, 2005, the Company remained in compliance with these covenants at June 30, 2005.

     On April 29, 2005, the Company renewed the $50.0 million bank credit facility, extending the maturity date from May 16, 2006 to May 16, 2007 and increasing the amount of the minimum consolidated tangible net worth requirement to $500.0 million plus 50% of annual net income.

(3)  Commitments

     As of June 30, 2005, the Company has commitments for net capital expenditures of approximately $127.0 million.

(4)  Earnings Per Share

      Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The difference between basic and diluted earnings per share for all periods presented is due to the common stock equivalents that are assumed to be issued upon the exercise of stock options. The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).


                           Three Months Ended        Six Months Ended
                                 June 30                 June 30
                        ------------------------  ----------------------
                             2005      2004           2005      2004
                        ------------------------  ----------------------
Net income                 $ 25,295  $ 21,620       $ 45,216  $ 37,188
                        ========================  ======================

Weighted-average common
  shares outstanding         79,415    79,233         79,383    79,414
Common stock equivalents      1,277     1,658          1,371     1,702
                        ------------------------  ----------------------
Shares used in computing
  diluted earnings per
  share                      80,692    80,891         80,754    81,116
                        ========================  ======================
Basic earnings per share   $    .32  $    .27       $    .57  $    .47
                        ========================  ======================
Diluted earnings per
  share                    $    .31  $    .27       $    .56  $    .46
                        ========================  ======================


      Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                           Three Months Ended        Six Months Ended
                                 June 30                 June 30
                        ------------------------  ----------------------
                             2005      2004           2005      2004
                        ------------------------  ----------------------

Number of shares under
  option                    39,500        -              -         -

Range of option
  purchase prices       $19.26-$19.84     -              -         -


(5)  Stock Based Compensation

     At June 30, 2005, the Company has a nonqualified stock option plan. The Company granted 20,000 and 787,000 stock options during the three-month periods and 39,500 and 787,000 options during the six-month periods ended June 30, 2005 and 2004, respectively. The Company applies the intrinsic value based method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share (in thousands, except per share amounts) would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

                            Three Months Ended       Six Months Ended
                                 June 30                 June 30
                          ----------------------   --------------------
                             2005       2004         2005       2004
                          ----------------------   --------------------
Net income, as reported    $ 25,295   $ 21,620     $ 45,216   $ 37,188
Less: Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects                       457        557          905        911
                          ----------------------   --------------------
Net income, pro forma      $ 24,838   $ 21,063     $ 44,311   $ 36,277
                          ======================   ====================
Earnings per share:
  Basic - as reported      $    .32   $    .27     $    .57   $    .47
                          ======================   ====================
  Basic - pro forma        $    .31   $    .27     $    .56   $    .46
                          ======================   ====================
  Diluted - as reported    $    .31   $    .27     $    .56   $    .46
                          ======================   ====================
  Diluted - pro forma      $    .31   $    .26     $    .55   $    .45
                          ======================   ====================


     The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 20,000,000 shares, and the maximum aggregate number of options that may be granted to any one person is 2,562,500 options.

(6)  Related Party Transactions

      The Company owns a one-third interest in an entity that operates a motel located nearby one of the Company's terminals with which the Company has committed to rent a guaranteed number of rooms to be used by the Company's employees, primarily its drivers. On June 30, 2005, the Company sold .783 acres of land to this entity for approximately $90,000, in accordance with the exercise of a purchase option clause contained in a separate agreement entered into by the Company and the entity in April 2000. The Company realized a gain of approximately $55,000 on the transaction.

(7)  Segment Information

     The Company has two reportable segments - Truckload Transportation Services and Value Added Services. The Truckload Transportation Services segment consists of five operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. The medium-to-long haul Van fleet transports a variety of consumer, non-durable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional short-haul fleet provides comparable truckload van service within five geographic areas. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. Revenues for the Truckload Transportation Services segment include non-trucking revenues of $3.5 million and $3.6 million for the three-month periods and $7.0 million and $6.5 million for the six-month periods ended June 30, 2005 and 2004, respectively, representing the portion of shipments delivered to or from Mexico where the Company utilizes a third-party carrier and revenues generated in a few dedicated accounts where the services of third-party carriers are used to meet customer capacity requirements. The Value Added Services segment, which generates the majority of the Company's non-trucking revenues, provides freight brokerage, intermodal services, and freight transportation management.

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

     The following tables summarize the Company's segment information (in thousands of dollars):


                                              Revenues
                                              --------
                            Three Months Ended        Six Months Ended
                                  June 30                  June 30
                          ----------------------    ---------------------
                              2005       2004          2005       2004
                          ----------------------    ---------------------
Truckload Transportation
  Services                 $  427,136 $  369,564    $  829,499 $  720,224
Value Added Services           55,555     38,986       105,715     72,353
Other                           1,919      1,505         3,818      3,060
Corporate                       1,179      1,060         2,019      1,758
                          ----------------------    ---------------------
Total                      $  485,789 $  411,115    $  941,051 $  797,395
                          ======================    =====================


                                          Operating Income
                                          ----------------
                            Three Months Ended        Six Months Ended
                                  June 30                  June 30
                          ----------------------    ---------------------
                              2005       2004          2005       2004
                          ----------------------    ---------------------
Truckload Transportation
  Services                 $   39,803 $   33,986    $   70,987 $   58,334
Value Added Services            1,916      1,169         3,909      2,098
Other                             815        574         1,671      1,249
Corporate                        (406)      (738)       (1,602)    (1,831)
                          ----------------------    ---------------------
Total                      $   42,128 $   34,991    $   74,965 $   59,850
                          ======================    =====================


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

     Operating revenues consist of trucking revenues generated by the five operating fleets in the Truckload Transportation Services segment (medium/long-haul van, dedicated, regional short-haul, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's Value Added Services ("VAS") segment. The Company's Truckload Transportation Services segment also includes a small amount of non-trucking revenues for the portion of shipments delivered to or from Mexico where it utilizes third-party carriers, and for a few of its dedicated accounts where the services of third-party carriers are used to meet customer capacity requirements. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS segment, as well as the non-trucking revenues generated by the Truckload Transportation Services segment. Trucking revenues accounted for 87% of total operating revenues in second quarter 2005, and non-trucking and other operating revenues accounted for 13%.

     Trucking services typically generate revenue on a per-mile basis. Other sources of trucking revenue include fuel surcharges and accessorial revenue such as stop charges, loading/unloading charges, and equipment detention charges. Because fuel surcharge revenues fluctuate in response to changes in the cost of fuel, these revenues are identified separately within the operating statistics table and are excluded from the statistics to provide a more meaningful comparison between periods. Non-trucking revenues generated by a fleet whose operations are part of the Truckload Transportation Services segment are included in non-trucking revenue in the operating statistics table so that the revenue statistics in the table are calculated using only the revenues generated by company-owned and owner-operator trucks. The key statistics used to evaluate trucking revenues, excluding fuel surcharges, are revenues per tractor per week, the per-mile rates charged to customers, the average monthly miles generated per tractor, the percentage of empty miles, the average trip length, and the number of tractors in service. General economic conditions, seasonal freight patterns in the trucking industry, and industry capacity are key factors that impact these statistics.

     The Company's most significant resource requirements are qualified drivers, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers; however, there is no assurance that current recovery levels will continue in future periods. The Company's financial results are also affected by availability of drivers and the market for new and used revenue equipment. Because the Company is self-insured for cargo, personal injury, and property damage claims on its revenue equipment and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, the weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

     A common industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses expressed as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. Generally, these expenses vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers, and non-trucking revenues. As discussed further in the comparison of operating results for second quarter 2005 to second quarter 2004, several industry-wide issues, including high fuel prices, a challenging driver recruiting market, and uncertainty regarding possible changes to the hours of service regulations, could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). Depreciation expense has been affected by the new engine emission standards that became effective in October 2002 for all newly purchased trucks, which have increased truck purchase costs. The trucking operations require substantial cash expenditures for tractors and trailers. The Company has maintained a three-year replacement cycle for company-owned tractors. These purchases are currently funded by net cash from operations, as the Company repaid its last remaining debt in December 2003.

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

Results of Operations:

     The following table sets forth certain industry data regarding the freight revenues and operations of the Company for the periods indicated.


                              Three Months Ended            Six Months Ended
                                   June 30           %          June 30         %
                             --------------------         --------------------
                                 2005     2004     Change    2005      2004   Change
                             -------------------------------------------------------
Trucking revenues, net of
  fuel surcharge (1)          $371,612 $341,966     8.7%  $729,478  $671,699   8.6%
Trucking fuel surcharge
  revenues (1)                  51,967   24,016   116.4%    92,903    41,987 121.3%
Non-trucking revenues,
  including VAS (1)             59,065   42,639    38.5%   112,742    78,892  42.9%
Other operating revenues (1)     3,145    2,494    26.1%     5,928     4,817  23.1%
                             --------- --------           --------  --------
    Operating revenues (1)    $485,789 $411,115    18.2%  $941,051  $797,395  18.0%
                             ========= ========           ========  ========

Operating ratio
  (consolidated) (2)              91.3%    91.5%   -0.2%      92.0%     92.5% -0.5%
Average monthly miles per
  tractor                       10,199   10,254    -0.5%    10,066    10,144  -0.8%
Average revenues per total
  mile (3)                      $1.389   $1.318     5.4%    $1.391    $1.309   6.3%
Average revenues per loaded
  mile (3)                      $1.578   $1.482     6.5%    $1.579    $1.476   7.0%
Average percentage of empty
  miles                          11.99%   11.03%    8.7%     11.88%    11.36%  4.6%
Average trip length in
  miles (loaded)                   566      588    -3.7%       569       584  -2.6%
Total miles (loaded and
  empty) (1)                   267,547  259,384     3.1%   524,393   513,337   2.2%
Average tractors in service      8,744    8,432     3.7%     8,682     8,434   2.9%
Average revenues per
  tractor per week (3)          $3,269   $3,119     4.8%    $3,231    $3,063   5.5%
Total tractors (at quarter
  end)
    Company                      7,820    7,520              7,820     7,520
    Owner-operator                 930      930                930       930
                             --------- --------           --------  --------
         Total tractors          8,750    8,450              8,750     8,450

Total trailers (at quarter
  end)                          24,090   22,920             24,090    22,920

(1) Amounts in thousands.
(2) Operating  expenses  expressed  as  a percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.


      The following table sets forth the revenues, operating expenses, and operating income for the Truckload Transportation Services segment. Revenues for the Truckload Transportation Services segment include non-trucking revenues of $3.5 million and $3.6 million for the three-month periods and $7.0 million and $6.5 million for the six-month periods ended June 30, 2005 and 2004, respectively, as described on page 11.


                                         Three Months Ended               Six Months Ended
                                               June 30                         June 30
                                    -----------------------------   -----------------------------
Truckload Transportation Services        2005           2004             2005           2004
                                    -------------- --------------   -------------- --------------
(amounts in 000's)                      $    %         $    %           $    %         $     %
------------------                  -------------- --------------   -------------- --------------
Revenues                            $427,136 100.0 $369,564 100.0   $829,499 100.0 $720,224 100.0
Operating expenses                   387,333  90.7  335,578  90.8    758,512  91.4  661,890  91.9
                                    --------       --------         --------       --------
Operating income                    $ 39,803   9.3 $ 33,986   9.2   $ 70,987   8.6 $ 58,334   8.1
                                    ========       ========         ========       ========


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


                                         Three Months Ended                Six Months Ended
                                               June 30                          June 30
                                    -----------------------------    -----------------------------
Truckload Transportation Services        2005           2004              2005           2004
                                    -------------- --------------    -------------- --------------
(amounts in 000's)                      $    %         $    %            $    %         $    %
------------------                  -------------- --------------    -------------- --------------
Revenues                            $427,136       $369,564          $829,499       $720,224
Less: trucking fuel surcharge
  revenues                            51,967         24,016            92,903         41,987
                                    --------       --------          --------       --------
Revenues, net of fuel surcharge      375,169 100.0  345,548 100.0     736,596 100.0  678,237 100.0
                                    --------       --------          --------       --------
Operating expenses                   387,333        335,578           758,512        661,890
Less: trucking fuel surcharge
  revenues                            51,967         24,016            92,903         41,987
                                    --------       --------          --------       --------
Operating expenses, net of fuel
  surcharge                          335,366  89.4  311,562  90.2     665,609  90.4  619,903  91.4
                                    --------       --------          --------       --------
Operating income                    $ 39,803  10.6 $ 33,986   9.8    $ 70,987   9.6 $ 58,334   8.6
                                    ========       ========          ========       ========


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


                                              Three Months Ended                Six Months Ended
                                                    June 30                          June 30
                                         -----------------------------    -----------------------------
                                              2005           2004              2005           2004
                                         -------------- --------------    -------------- --------------
Value Added Services (amounts in 000's)      $    %         $    %            $    %         $    %
---------------------------------------  -------------- --------------    -------------- --------------
Revenues                                 $ 55,555 100.0 $ 38,986 100.0    $105,715 100.0 $ 72,353 100.0
Rent and purchased transportation expense  50,405  90.7   35,318  90.6      95,571  90.4   65,559  90.6
                                         --------       --------          --------       --------
Gross margin                                5,150   9.3    3,668   9.4      10,144   9.6    6,794   9.4
Other operating expenses                    3,234   5.9    2,499   6.4       6,235   5.9    4,696   6.5
                                         --------       --------          --------       --------
Operating income                         $  1,916   3.4 $  1,169   3.0    $  3,909   3.7 $  2,098   2.9
                                         ========       ========          ========       ========


Three  Months Ended June 30, 2005 Compared to Three Months Ended  June  30,
---------------------------------------------------------------------------
2004
----

Operating Revenues

     Operating revenues increased 18.2% for the three months ended June 30, 2005, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues increased 8.7% due primarily to a 5.4% increase in average revenues per total mile, excluding fuel surcharges, and a 3.7% increase in the average number of tractors in service, offset by a 0.5% decrease in average monthly miles per tractor. Average revenues per total mile, excluding fuel surcharges, increased due to customer rate increases secured during late 2004 and early 2005 and, to a lesser extent, a 3.7% decrease in the average loaded trip length due to growth in the Company's dedicated fleet. The Company grew its dedicated fleet by 6% in second quarter 2005 compared to second quarter 2004. Dedicated fleet business tends to have lower miles per trip, a higher empty mile percentage, a higher rate per loaded mile, and lower miles per truck. The growth in dedicated business had a corresponding effect on these same operating statistics, as reported above, for the entire Company.

      In the third and fourth quarter of 2004, the Company's sales and marketing team met with customers to negotiate annual rate increases to recoup the significant cost increases in fuel, driver pay, equipment, and insurance and to improve the Company's operating margin. Most of the Company's non-dedicated contractual business renews in the latter part of third quarter and fourth quarter, and these contractual rate increases contributed to the pricing improvement in second quarter 2005 compared to second quarter 2004. There are several inflationary cost pressures impacting truckload carriers. While the Company has taken several actions to limit or delay these cost increases, management will be seeking freight rate increases during the upcoming contract renewal period to recoup unavoidable cost increases.

     For most of second quarter 2005, freight demand exceeded the Company's available truck capacity. While freight demand improved from April to June 2005, as anticipated due to the seasonal patterns in the trucking industry, demand during second quarter 2005 was not as strong as the abnormally strong freight market of second quarter 2004. This caused an increase in empty miles from 73 miles per trip to 77 miles per trip.

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, increased to $52.0 million in second quarter 2005 from $24.0 million in second quarter 2004 in response to higher average fuel prices in second quarter 2005. The Company's fuel surcharge programs are designed to recoup the higher cost of fuel from customers when fuel prices rise and automatically provide customers with the benefit of lower costs when fuel prices decline. These programs have historically enabled the Company to recover a significant portion of the fuel price increases. As discussed further under the "Operating Expenses" heading, the strength of the Company's fuel surcharge programs helped to limit the impact of higher fuel costs, including higher owner-operator fuel reimbursements and the effect of fuel mile per gallon ("mpg") degradation for trucks with post October-2002 engines, to two cents per share in second quarter 2005. These surcharge programs automatically adjust depending on the Department of Energy ("DOE") weekly retail on-highway diesel prices. Typical programs specify a base price per gallon when surcharges can begin to be billed. Above this price, the Company bills a surcharge rate per mile when the price per gallon falls in a bracketed range of fuel prices. When fuel prices increase, fuel surcharges recoup a lower percentage of the incrementally higher costs due to the impact of inadequate recovery for empty miles not billable to customers, out-of-route miles, truck idle time, and "bracket creep". "Bracket creep" occurs when fuel prices approach the upper limit of the bracketed range, but a higher surcharge rate per mile cannot be billed until the fuel price per gallon reaches the next bracket. Also, the DOE survey price used for surcharge contracts changes once a week while actual fuel prices change more frequently. Because collections of fuel surcharges typically trail fuel price changes, rapid fuel price increases cause a temporarily unfavorable effect of fuel costs increasing more rapidly than fuel surcharge revenues. This effect typically reverses if fuel prices fall.

      VAS revenues increased 42.5% to $55.6 million for the three months ended June 30, 2005 from $39.0 million for the three months ended June 30, 2004 due to the Company's continued focus on growing the volume of business generated by this segment. VAS revenues consist primarily of freight brokerage, intermodal, freight transportation management, and other services. The Company expects to continue to capitalize on the sophisticated service, management, and technology advantages of its logistics service offerings. During 2005, VAS began offering multimodal services, which provide for the movement of freight using a combination of truck and rail intermodal services.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 91.3% for the three months ended June 30, 2005, compared to 91.5% for the three months ended June 30, 2004. Because the Company's VAS business operates with a lower operating margin and a higher return on assets than the trucking business, the growth in VAS business in second quarter 2005 compared to second quarter 2004 affected the Company's overall operating ratio. As explained above, the significant increase in fuel expense and related fuel surcharge revenues also affected the operating ratio. The tables on pages 13 and 14 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

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


                               Three Months Ended     Increase     Six Months Ended     Increase
                                     June 30         (Decrease)        June 30         (Decrease)
                             ----------------------              --------------------
                                 2005      2004       per Mile       2005    2004       per Mile
                             -------------------------------------------------------------------
Salaries, wages and benefits     $.517     $.507        $.010        $.525   $.511        $.014
Fuel                              .291      .192         .099         .277    .186         .091
Supplies and maintenance          .144      .128         .016         .145    .126         .019
Taxes and licenses                .110      .105         .005         .111    .107         .004
Insurance and claims              .081      .077         .004         .085    .077         .008
Depreciation                      .147      .136         .011         .148    .134         .014
Rent and purchased
  transportation                  .149      .138         .011         .147    .134         .013
Communications and utilities      .019      .017         .002         .020    .017         .003
Other                            (.010)    (.006)       (.004)       (.012)  (.003)       (.009)


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 12.8% in second quarter 2005 compared to 12.7% in second quarter 2004. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Because the change in owner-operator miles as a percentage of total miles was minimal, there was essentially no shift in costs to the rent and purchased transportation category from other expense categories. Attracting and retaining owner-operator drivers has continued to be difficult due to the challenging operating conditions.

      Salaries, wages and benefits for non-drivers increased in second quarter 2005 compared to second quarter 2004 to support the growth in the VAS segment. The increase in salaries, wages and benefits per mile of 1.0 cent for the Truckload Transportation Services segment is primarily the result of increased student driver pay, higher driver pay per mile, and an increase in the number of maintenance employees, offset by lower workers' compensation. Because of the challenging driver recruiting market, discussed below, the Company is training more student drivers as an alternative source of drivers. On August 1, 2004, the Company's previously announced two cent per mile pay raise became effective for company solo drivers in its medium-to-long-haul van division, representing approximately 25% of total company drivers. The Company has recovered this pay raise through its customer rate increase negotiations, which occurred in third and fourth quarter 2004. The Company renewed its workers' compensation insurance coverage, and for the policy year beginning April 2005, the Company continues to maintain a self-insurance retention of $1.0 million per claim and is responsible for an annual aggregate amount of $1.0 million for claims above $1.0 million and below $2.0 million. The Company's premium rates for this coverage did not change from the prior policy year.

     The driver recruiting market remains extremely challenging. By placing more emphasis on training drivers, increasing the frequency of driver home time, providing drivers with a newer truck, and maximizing driver productivity within the federal hours of service regulations, the Company is obtaining an adequate number of drivers to maintain its current fleet size. However, the supply of qualified truck drivers remains constrained due to alternative jobs that are becoming available with a solid economy and inadequate demographic growth for the industry's targeted driver base over the next several years. The Company expects the tight driver market will make it very difficult to add meaningful truck capacity in the near future.

     The Company instituted an optional per diem reimbursement program for eligible company drivers (approximately half of total non-student company drivers) beginning in April 2004. This program increases a company driver's net pay per mile, after taxes. As a result, driver pay per mile was slightly lower before considering the factors above that increased driver pay per mile, and the Company's effective income tax rate was higher in second quarter 2005 compared to second quarter 2004. The Company expects the cost of the per diem program to be neutral, because the combined driver pay rate per mile and per diem reimbursement under the per diem program is about one cent per mile lower than mileage pay without per diem reimbursement, which offsets the Company's increased income taxes caused by the nondeductible portion of the per diem. The per diem program increases driver satisfaction through higher net pay per mile. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and additional increases in driver pay rates were necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 9.9 cents per mile for the Truckload Transportation Services segment due to higher average diesel fuel prices and more trucks with post-October 2002 engines. Average fuel prices in second quarter 2005 were 51 cents a gallon, or 45%, higher than in second quarter 2004, and were 19 cents a gallon higher than in first quarter 2005. Fuel expense had a two cent negative impact on earnings per share in second quarter 2005 compared to second quarter 2004, after considering fuel surcharge collections and the cost impact of owner-operator fuel reimbursements (which is included in rent and purchased transportation expense) and lower miles per gallon due to truck engine emissions changes. Company data continues to indicate that the fuel mpg decrease for trucks with post-October 2002 engines (68% of the Company fleet as of June 30, 2005 compared to 23% as of June 30, 2004) is a reduction of approximately 5%. As the Company continues to replace older trucks in its fleet with trucks with the post-October 2002 engines, fuel cost per mile is expected to increase further due to the lower mpg. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Diesel fuel prices recently increased in June and July. Assuming fuel prices remain at price levels at the date of this filing throughout the remainder of third quarter 2005, the negative impact of fuel expense on earnings for third quarter 2005 compared to third quarter 2004 is estimated to be in the range of approximately two cents to three cents per share. If fuel prices average ten cents per gallon higher than current price levels throughout the remainder of third quarter 2005, the negative impact of fuel expense on earnings for third quarter 2005 compared to third quarter 2004 is estimated to be in the range of three cents to four cents per share.

     Supplies and maintenance for the Truckload Transportation Services segment increased 1.6 cents on a per-mile basis in second quarter 2005 due primarily to increases in repair expenses for trucks to be sold by the Company's Fleet Truck Sales subsidiary. Higher over-the-road equipment repairs, driver recruiting costs (including driver travel and lodging and driver physicals), and higher toll expense related to state toll rate increases also contributed to a smaller portion of the increase. Over-the-road ("OTR") repairs increased as a result of the increase in dedicated-fleet trucks, which typically do not have as much maintenance performed at company terminals. The Company includes the higher cost of OTR maintenance when establishing pricing for dedicated customers.

     Taxes and licenses for the Truckload Transportation Services segment increased 0.5 cents per total mile due primarily to the effect of the fuel mpg degradation for trucks with post-October 2002 engines on the per-mile cost of federal and state diesel fuel taxes.

     Insurance and claims for the Truckload Transportation Services segment increased 0.4 cents on a per-mile basis due primarily to negative development on existing liability insurance claims. For the policy year beginning August 1, 2004, the Company became responsible for the first $2.0 million per claim with an annual aggregate of $3.0 million for claims between $2.0 million and $3.0 million, and the Company became fully insured (i.e., no aggregate) for claims between $3.0 million and $5.0 million. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims. The increased Company retention from $500,000 to $2.0 million is due to changes in the trucking insurance market and is similar to increased claim retention levels experienced by other truckload carriers. The Company maintains liability insurance coverage with reputable insurance carriers substantially in excess of the $10.0 million per claim. Effective August 1, 2005, the Company's self-insured aggregate for claims between $2.0 million and $3.0 million will decrease to $2.0 million. The Company expects its liability insurance premiums for the policy year beginning August 1, 2005 to be approximately the same as the previous policy year.

     Depreciation expense for the Truckload Transportation Services segment increased 1.1 cents on a per-mile basis in second quarter 2005 due primarily to higher costs of new tractors with the post-October 2002 engines. As of June 30, 2005, approximately 68% of the company-owned truck fleet consisted of trucks with the post-October 2002 engines compared to 23% at June 30, 2004. As the Company continues to replace older trucks in its fleet with trucks with the post-October 2002 engines, depreciation expense is expected to increase.

     Rent and purchased transportation consists mainly of payments to third-party carriers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. As shown in the VAS statistics table on page 14, rent and purchased transportation expense for the VAS
segment  increased  in  response to higher VAS  revenues.   These  expenses
generally vary depending on changes in the volume of services generated  by
the  segment.   As  a  percentage of VAS revenues, VAS rent  and  purchased transportation expense increased to 90.7% in second quarter 2005 compared to 90.6% in second quarter 2004.

     Rent and purchased transportation for the Truckload Transportation Services segment increased 1.1 cents per total mile in second quarter 2005 as higher fuel prices necessitated higher reimbursements to owner-operators for fuel. The Company's customer fuel surcharge programs do not differentiate between miles generated by Company-owned trucks and miles generated by owner-operator trucks; thus, the increase in owner-operator fuel reimbursements is included with Company fuel expenses in calculating the per-share impact of higher fuel prices on earnings. The Company has experienced difficulty recruiting and retaining owner-operators for over two years because of challenging operating conditions. However, the Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers were to occur and increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained. Payments to third-party carriers used for portions of shipments delivered to or from Mexico and by a few dedicated fleets in the truckload segment decreased by 0.2 cents per mile, offsetting the overall increase for the Truckload Transportation Services segment.

     Other operating expenses for the Truckload Transportation Services segment decreased 0.4 cents per mile in second quarter 2005. Gains on sales of assets, primarily trucks, are reflected as a reduction of other operating expenses and are reported net of sales-related expenses, including costs to prepare the equipment for sale. Gains on sales of assets increased to $3.6 million in second quarter 2005 from $3.4 million in second quarter 2004 due to increased unit sales of trucks as the Company is attempting to keep its fleet as new as possible, partially offset by a slightly lower average gain per truck. The Company's wholly-owned subsidiary, Fleet Truck Sales, is one of the largest domestic class 8 truck sales companies in the United States. Fleet Truck Sales opened its 17th truck sales location during second quarter 2005. The Company's goal is to sell a majority of its used equipment through its Fleet Truck Sales network. Other operating expenses also include bad debt expense and professional services fees. The remaining decrease in other operating expenses in second quarter 2005 is due primarily to a reduction in computer consulting fees as some consultants were hired by the Company, resulting in a reduction in other operating expenses, but an increase in salaries, wages and benefits expense.

      The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 41.0% for the three-month period ended June 30, 2005 from 39.1% for the three-month period ended June 30, 2004 due to an increase in non-deductible expenses for tax purposes related to the implementation of a per diem pay program for student drivers in fourth quarter 2003 and a per diem pay program for eligible company drivers in April 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
-------------------------------------------------------------------------

Operating Revenues

     Operating revenues increased by 18.0% for the six months ended June 30, 2005, compared to the same period of the previous year. Excluding fuel surcharge revenues, trucking revenues increased 8.6%, due primarily to a 6.3% increase in average revenues per total mile, excluding fuel surcharges, and a 2.9% increase in the average number of tractors in service, offset by a 0.8% decrease in average monthly miles per tractor. Average revenues per total mile, excluding fuel surcharges, increased primarily due to customer rate increases secured during late 2004 and early 2005. VAS revenues increased by $33.4 million (46.1%) due to ongoing growth in the segment, and fuel surcharge revenues increased by $50.9 million (121.3%) due to higher average diesel fuel prices for the first six months of 2005 as compared to the same period of 2004.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 92.0% for the six months ended June 30, 2005, compared to 92.5% for the same period of the previous year. Because the Company's VAS business operates with a lower operating margin and a higher return on assets than the trucking business, the growth in VAS business in the first six months of 2005 compared to the first six months of 2004 affected the Company's overall operating ratio. As explained earlier, the significant increase in fuel expense and related fuel surcharge revenues also affected the operating ratio. The tables on pages 13 and 14 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

     Owner-operator miles as a percentage of total miles were 12.8% and 12.5% for the six months ended June 30, 2005 and 2004, respectively. Because the change in owner-operator miles as a percentage of total miles was minimal, there was essentially no shift in costs to the rent and purchased transportation category from other expense categories.

     Salaries, wages and benefits for non-drivers increased to support the growth in the VAS segment. Salaries, wages and benefits for the Truckload Transportation Services segment increased 1.4 cents on a per-mile basis due to higher driver pay per mile and an increase in the number of maintenance employees, offset by lower workers' compensation. Fuel increased 9.1 cents per mile due to higher fuel prices. Average fuel prices for the first six months of 2005 were 48 cents a gallon, or 45%, higher than the first six months of 2004. Supplies and maintenance increased 1.9 cents per mile due to higher driver recruiting costs (including driver travel and lodging, driver advertising, and driver physicals), increases in the cost of over-the-road repairs and repairs on trucks sold by the Company's Fleet Truck Sales subsidiary, and higher toll costs due to state toll rate increases. Insurance increased 0.8 cents on a per-mile basis primarily to negative development on existing liability insurance claims. Depreciation increased
1.4 cents per mile due to higher costs of new tractors as the Company replaces tractors with pre-October 2002 engines with tractors that have the new EPA-compliant engines at a higher cost. Rent and purchased transportation for the Truckload Transportation Services segment increased
1.3 cents per mile as higher fuel prices necessitated higher reimbursements to owner-operators for fuel. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. Other operating expenses decreased 0.9 cents per mile due to the Company selling more used trucks to third parties and recognizing additional gains, net of sales-related expenses, including costs to prepare the equipment for sale. The Company's effective income tax rate was 38.9% for the six months ended June 30, 2004 (38.5% for first quarter 2004 and 39.1% for second quarter
2004). The rate increased to 41.0% for the six months ended June 30, 2005, related to the implementation of per diem pay programs for student drivers and eligible company drivers.

Liquidity and Capital Resources:

      During the six months ended June 30, 2005, the Company generated cash flow from operations of $96.3 million, a 22.7% decrease ($28.2 million) in cash flow compared to the same six-month period a year ago. The decrease in cash flow from operations is due primarily to larger federal income tax payments in the first six months of 2005 compared to the same period of 2004 and an increase in days sales in accounts receivable, offset by higher net income and higher depreciation expense for financial reporting purposes related to the higher cost of the post-October 2002 engines. Deferred taxes decreased by $37.7 million during the six months ended June 30, 2005 related to the reversal of certain tax strategies implemented in 2001 due to recent tax law changes and lower income tax depreciation in 2005 due to the bonus depreciation which expired on December 31, 2004. In second quarter 2005, the Company made federal income tax payments of $22.5 million related to the tax strategies and $25.6 million representing its first and second quarter 2005 estimated tax payments, and expects income tax payments for the remaining two quarterly tax payment dates of 2005 to be higher than those in the comparable periods of 2004 due to the reversal of deferred tax liabilities related to equipment depreciation. The cash flow from operations and existing cash balances enabled the Company to make net property additions, primarily revenue equipment, of $152.7 million, pay common stock dividends of $5.6 million, and repurchase common stock of $0.3 million. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

     Net cash used in investing activities for the six-month period ended June 30, 2005 increased by $79.3 million, from $71.3 million for the six-month period ended June 30, 2004 to $150.6 million for the six-month period ended June 30, 2005. The large increase was due primarily to the Company purchasing more tractors in the first six months of 2005.

     As of June 30, 2005, the Company has committed to property and equipment purchases, net of trades, of approximately $127.0 million. The average age of the Company's truck fleet is 1.44 years at June 30, 2005 compared to 1.71 years as of June 30, 2004. The Company intends to continue to keep its fleet as new as possible in advance of the federally mandated engine emission standards which are required for all newly-manufactured trucks beginning in January 2007. As such, capital expenditures are expected to be higher throughout the remainder of 2005 as compared to 2004. The Company intends to fund these capital expenditure commitments through existing cash on hand and cash flow from operations. Equipment may be purchased through financing if management determines that financing is advantageous or necessary for the Company.

      Net financing activities used $3.9 million and $16.2 million during the six months ended June 30, 2005 and 2004, respectively. The Company paid dividends of $5.6 million in the six-month period ended June 30, 2005 and $4.0 million in the six-month period ended June 30, 2004. The Company increased its quarterly dividend rate by $.01 per share beginning with the dividend paid in July 2004 and by $.005 per share beginning with the dividend paid in July 2005. Financing activities also included common stock repurchases of $0.3 million and $14.2 million in the six-month periods ended June 30, 2005 and 2004, respectively. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. The Company's Board of Directors has authorized the repurchase of up to 3,965,838 shares. As of June 30, 2005, the Company had purchased 182,038 shares pursuant to this authorization and had 3,783,800 shares remaining available for repurchase.

      Management believes the Company's financial position at June 30, 2005 is strong. As of June 30, 2005, the Company has $51.1 million of cash and cash equivalents, no debt, and $815.8 million of stockholders' equity. As of June 30, 2005, the Company has no equipment operating leases, and, therefore has no off-balance sheet equipment debt. The Company maintains $35.5 million in letters of credit as of June 30, 2005. These letters of credit are primarily required as security for insurance policies. As of June 30, 2005, the Company has $75.0 million of credit pursuant to credit facilities, on which no borrowings were outstanding. The credit available under these facilities is reduced by the $35.5 million in letters of credit.

Off-Balance Sheet Arrangements:

      The Company does not have arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

     The Federal Motor Carrier Safety Administration ("FMCSA") of the U.S. Department of Transportation issued a final rule on April 24, 2003, that made several changes to the regulations that govern truck drivers' hours of service ("HOS"). The new rules became effective on January 4, 2004. On July 16, 2004, the U.S. Circuit Court of Appeals for the District of Columbia rejected the new hours of service rules for truck drivers, because it said the FMCSA had failed to address the impact of the rules on the health of drivers as required by Congress. In addition, the judge's ruling noted other areas of concern including the increase in driving hours from 10 hours to 11 hours, the exception that allows drivers to split their required rest periods, the new rule allowing drivers to reset their 70-hour clock to 0 hours after 34 consecutive hours off duty, and the decision by the FMCSA not to require the use of electronic onboard recorders to monitor driver compliance. On September 30, 2004, the extension of the federal highway bill signed into law by the President extended the previously vacated 2003 hours of service rules, effective immediately, for one year or whenever the FMCSA develops a new set of regulations, whichever comes first. On January 24, 2005, the FMCSA re-proposed its April 2003 HOS rules, adding references to how the rules would affect driver health, but making no changes to the regulations. The public comment period ended on March 10, 2005. The federal highway bill approved by Congress on July 29, 2005 did not codify the current hours of service regulations as Federal Law. Thus, the FMCSA is expected to announce its new regulations prior to the September 30, 2005, deadline previously established by Congress. If new regulations are issued by the FMCSA, indications are that the rules may be different than the current rules, and litigation is likely to follow.

     Beginning in January 2007, a new set of more stringent engine emissions standards mandated by the Environmental Protection Agency ("EPA") will become effective for all newly manufactured trucks. The Company intends to continue to keep its fleet as new as possible in advance of the new standards. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. In addition, all truckload carriers will be required to use new ultra-low sulfur fuel for all of the existing trucks in their fleet beginning in mid-2006. Fuel supply and delivery issues may cause the price per gallon of the new ultra-low sulfur fuel to be higher compared to current fuel, and preliminary estimates are that the new ultra-low sulfur fuel will cause an approximate 1% to 3% decline in fuel miles per gallon. To gain a better understanding of the impact of these items, the Company expects to begin testing a few January 2007 compliant test engines using ultra-low sulfur fuel in third quarter 2005. The Company also expects to begin testing the ultra-low sulfur fuel on existing company trucks in third quarter 2005 to determine the impact on fuel mile per gallon.

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

Accounting Standards:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of June 30, 2005, management believes that SFAS No. 153 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

     In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission ("SEC") adopted a rule amending the compliance dates for SFAS No. 123(R). Under the new SEC rule, the provisions of the revised statement are to be applied prospectively by the Company for awards that are granted, modified, or settled in the first fiscal year beginning after June 15, 2005. Additionally, the Company would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS No. 123 (as originally issued) for either recognition or pro forma disclosures. When the Company adopts the standard on January 1, 2006, it will be required to report in its financial statements the share-based compensation expense for reporting periods in 2006. As of June 30, 2005, management believes that adopting the new statement will have a negative impact of approximately one cent per share for the year ending December 31, 2006, representing the expense to be recognized for the unvested portion of awards which were granted prior to June 30, 2005, and cannot predict the earnings impact of awards that may be granted after that date. (See Note 5 of the Notes to Consolidated Financial Statements under
Part I, Item 1 of this Form 10-Q, which shows the pro forma effect of SFAS No. 123, as originally issued.)

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As of June 30, 2005, management believes that SFAS No. 154 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

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

     At times, there have been shortages of drivers and owner-operators in the trucking industry. Improvement in the general unemployment rate can lead to further difficulty in recruiting and retention. The market for recruiting drivers became more difficult in fourth quarter 2003 and continued through second quarter 2005. The Company anticipates that the competition for company drivers and owner-operators will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage was to occur and additional increases in driver pay rates and owner-operator settlement rates became necessary to attract and retain drivers and owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Diesel fuel prices have increased eight consecutive quarters and high prices continue through July 2005. To the extent the Company cannot recover the higher cost of fuel through general customer fuel surcharge programs, the Company's results would be negatively impacted. Shortages of fuel, further increases in fuel prices, or rationing of petroleum products could have a materially adverse impact on the operations and profitability of the Company.

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

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the EPA. As of June 30, 2005, approximately 68% of the company-owned truck fleet consisted of trucks with post-October 2002 engines. The Company has experienced an approximate 5% reduction in fuel efficiency to date and increased depreciation expense due to the higher cost of the new engines. The Company anticipates continued increases in these expense categories as regular tractor replacements increase the percentage of company-owned trucks with post-October 2002 engines. As discussed above, a new set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2007, and all truckload carriers will be required to use new ultra-low sulfur fuel for all of the existing trucks in their fleet beginning in mid-2006. Fuel supply and delivery issues may cause the price per gallon of the new ultra-low sulfur fuel to be higher compared to current fuel, and preliminary estimates are that the new ultra-low sulfur fuel will cause an approximate 1% to 3% decline in fuel miles per gallon. The Company is unable to predict the ultimate impact these new regulations will have on its operations, financial position, results of operations, and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices, foreign exchange rates, and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Foreign Exchange Rate Risk

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for second quarter 2005 and prior periods. To date, all foreign revenues are denominated in U.S. dollars, and the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

Interest Rate Risk

     The Company had no debt outstanding at June 30, 2005. Interest rates on the Company's unused credit facilities are based on the London Interbank Offered Rate ("LIBOR"). Increases in interest rates could impact the Company's annual interest expense on future borrowings.

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

                                  PART II

                             OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On December 29, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 4,166,666 shares of its common stock. On November 24, 2003, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 3,965,838 shares. The December 29, 1997 repurchase authorization of 4,166,666 shares was completed in 2004. As of June 30, 2005, the Company had purchased 182,038 shares pursuant to the November 24, 2003 authorization and had 3,783,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue until withdrawn by the Board of Directors.

     No shares of common stock were repurchased during the second quarter of 2005 by either the Company or any affiliated purchaser.

Item 4.  Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 10, 2005 for the purpose of electing three directors for three-year terms, voting on a proposed amendment to the Company's Articles of Incorporation, and considering a stockholder proposal regarding board inclusiveness. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Of the 79,420,150 shares entitled to vote, stockholders representing 75,392,867 shares (94.9%) were present in person or by proxy.

     The stockholders elected the three directors standing for re-election. The voting tabulation was as follows:

                                  Shares         Shares
                                  Voted          Voted
                                  "FOR"        "ABSTAIN"
                                ----------     ---------

     Gary L. Werner             71,892,108     3,500,759
     Gregory L. Werner          73,123,833     2,269,034
     Michael L. Steinbach       73,817,288     1,575,579


      The stockholders approved the amendment to Article X of the Company's Articles of Incorporation regarding the number of classes of directors and the number of directors in each class. The voting tabulation was as follows:

                                            Shares      Shares      Shares
                                            Voted       Voted       Voted
                                            "FOR"     "AGAINST"   "ABSTAIN"
                                          ----------  ----------  ---------

     Articles of Incorporation Amendment  47,190,652  28,169,697    32,516

     The stockholders voted against the stockholder proposal regarding board inclusiveness. The voting tabulation was as follows:

                                  Shares         Shares         Shares
                                  Voted          Voted          Voted
                                  "FOR"        "AGAINST"      "ABSTAIN"
                                ---------      ----------     ---------

     Board Inclusiveness        3,824,269      61,836,894     3,244,879

Item 6.  Exhibits.


     Exhibit 3(i)(A) Revised and Amended Articles of Incorporation (Incorporated by reference to Exhibit 3 to Registration Statement on Form S-1, Registration No. 33-5245)
     Exhibit 3(i)(B) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-Q for the quarter ended May 31, 1994)
     Exhibit 3(i)(C) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-K for the year ended December 31, 1998)
     Exhibit 3(i)(D) Articles of Amendment to Articles of Incorporation (filed herewith)
     Exhibit 3(ii) Revised and Restated By-Laws (Incorporated by reference to Exhibit 3(ii) to the Company's report on Form 10-Q for the quarter ended June 30, 2004)
     Exhibit 10.1 Non-Employee Director Compensation (filed herewith)
     Exhibit 31(i)(A)   Rule   13a-14(a)/15d-14(a)   Certification   (filed
        herewith)
     Exhibit 31(i)(B)   Rule   13a-14(a)/15d-14(a)   Certification   (filed
        herewith)
     Exhibit 32.1 Section 1350 Certification (filed herewith)
     Exhibit 32.2 Section 1350 Certification (filed herewith)

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:      August 1, 2005       By:  /s/ John J. Steele
      ------------------------       -------------------------------------
                                     John J. Steele
                                     Senior Vice President, Treasurer and
                                     Chief Financial Officer



Date:      August 1, 2005       By:  /s/ James L. Johnson
      ------------------------       -------------------------------------
                                     James L. Johnson
                                     Vice President, Controller and
                                     Corporate Secretary