Form 10-Q
period 2005-09-30
WERNER ENTERPRISES INC
filed 2005-10-31
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
[  X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
                                    OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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
                              Yes X     No
                                 ---      ---

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                              Yes X     No
                                 ---      ---

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes       No X
                                 ---      ---

      As of October 28, 2005, 79,388,688 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q
                                                                       PAGE
	                                                               ----

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated  Statements of Income for the Three Months  Ended
        September 30, 2005 and 2004                                       3

        Consolidated  Statements of Income for the Nine  Months  Ended
        September 30, 2005 and 2004                                       4

        Consolidated Condensed Balance Sheets as of September 30, 2005
        and December 31, 2004                                             5

        Consolidated  Statements of Cash Flows  for  the  Nine  Months
        Ended September 30, 2005 and 2004                                 6

        Notes to Consolidated Financial Statements as of September 30,
        2005                                                              7

Item 2. Management's  Discussion and Analysis of  Financial  Condition
        and Results of Operations                                        11

Item 3. Quantitative and Qualitative Disclosures About Market Risk       26

Item 4. Controls and Procedures                                          26

PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      28

Item 5. Other Information                                                28

Item 6. Exhibits                                                         29

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

      Operating results for the three-month and nine-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                September 30
---------------------------------------------------------------------------
                                                     2005          2004
---------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                                $ 504,520     $ 425,409
                                                ---------------------------
Operating expenses:
   Salaries, wages and benefits                     147,043       136,977
   Fuel                                              92,904        55,245
   Supplies and maintenance                          40,450        33,564
   Taxes and licenses                                29,814        26,699
   Insurance and claims                              19,777        17,663
   Depreciation                                      41,204        36,514
   Rent and purchased transportation                 88,596        74,617
   Communications and utilities                       5,080         4,863
   Other                                             (1,486)         (243)
                                                ---------------------------
    Total operating expenses                        463,382       385,899
                                                ---------------------------

Operating income                                     41,138        39,510
                                                ---------------------------

Other expense (income):
   Interest expense                                     250             5
   Interest income                                     (813)         (710)
   Other                                                184            45
                                                ---------------------------
    Total other expense (income)                       (379)         (660)
                                                ---------------------------

Income before income taxes                           41,517        40,170

Income taxes                                         17,026        15,871
                                                ---------------------------

Net income                                        $  24,491     $  24,299
                                                ===========================
Earnings per share:

     Basic                                        $     .31     $     .31
                                                ===========================

     Diluted                                      $     .30     $     .30
                                                ===========================

Dividends declared per share                      $    .040     $    .035
                                                ===========================

Weighted-average common shares outstanding:

     Basic                                           79,409        79,044
                                                ===========================

     Diluted                                         80,626        80,573
                                                ===========================


                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Nine Months Ended
(In thousands, except per share amounts)                September 30
-----------------------------------------------------------------------------
                                                     2005          2004
-----------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                                $ 1,445,571   $ 1,222,804
                                                -----------------------------

Operating expenses:
   Salaries, wages and benefits                       428,597       404,585
   Fuel                                               238,596       151,102
   Supplies and maintenance                           117,125       101,260
   Taxes and licenses                                  88,057        81,639
   Insurance and claims                                64,815        57,192
   Depreciation                                       121,380       107,143
   Rent and purchased transportation                  261,505       208,968
   Communications and utilities                        15,656        13,861
   Other                                               (6,263)       (2,306)
                                                -----------------------------
    Total operating expenses                        1,329,468     1,123,444
                                                -----------------------------

Operating income                                      116,103        99,360
                                                -----------------------------

Other expense (income):
   Interest expense                                       256            11
   Interest income                                     (2,600)       (1,796)
   Other                                                  257           139
                                                -----------------------------
    Total other expense (income)                       (2,087)       (1,646)
                                                -----------------------------

Income before income taxes                            118,190       101,006

Income taxes                                           48,483        39,519
                                                -----------------------------

Net income                                        $    69,707   $    61,487
                                                =============================

Earnings per share:

     Basic                                        $       .88   $       .78
                                                =============================

     Diluted                                      $       .86   $       .76
                                                =============================

Dividends declared per share                      $      .115   $      .095
                                                =============================

Weighted-average common shares outstanding:

     Basic                                             79,392        79,290
                                                =============================

     Diluted                                           80,713        80,939
                                                =============================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)             September 30  December 31
---------------------------------------------------------------------------
                                                     2005         2004
---------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                     $   20,462    $  108,807
   Accounts receivable, trade, less allowance of
     $8,324 and $8,189, respectively                222,771       186,771
   Other receivables                                 16,386        11,832
   Inventories and supplies                          11,027         9,658
   Prepaid taxes, licenses and permits                8,044        15,292
   Current deferred income taxes                     23,718             -
   Other current assets                              22,062        18,896
                                                ---------------------------
     Total current assets                           324,470       351,256
                                                ---------------------------
Property and equipment                            1,512,601     1,374,649
Less - accumulated depreciation                     547,249       511,651
                                                ---------------------------
     Property and equipment, net                    965,352       862,998
                                                ---------------------------
Other non-current assets                             15,325        11,521
                                                ---------------------------
                                                 $1,305,147    $1,225,775
                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $   56,880    $   49,618
   Insurance and claims accruals                     66,090        55,095
   Accrued payroll                                   22,033        19,579
   Income taxes payable                               3,211           475
   Current deferred income taxes                          -        15,569
   Other current liabilities                         18,210        17,230
                                                ---------------------------
     Total current liabilities                      166,424       157,566
                                                ---------------------------

Insurance and claims accruals, net of current
  portion                                            92,301        84,301

Deferred income taxes                               210,177       210,739

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 79,382,754 and 79,197,747 shares
     outstanding, respectively                          805           805
   Paid-in capital                                  105,318       106,695
   Retained earnings                                751,610       691,035
   Accumulated other comprehensive loss                (350)         (861)
   Treasury stock, at cost; 1,150,782 and
     1,335,789 shares, respectively                 (21,138)      (24,505)
                                                ---------------------------
     Total stockholders' equity                      836,245      773,169
                                                ---------------------------
                                                  $1,305,147   $1,225,775
                                                ===========================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
(In thousands)                                          September 30
---------------------------------------------------------------------------
                                                     2005          2004
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                    $   69,707    $   61,487
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                   121,380       107,143
     Deferred income taxes                          (39,849)        5,791
     Gain on disposal of property and equipment      (8,586)       (7,067)
     Tax benefit from exercise of stock options       1,436         1,368
     Other long-term assets                            (216)          453
     Insurance claims accruals, net of current
       portion                                        8,000        10,000
     Changes in certain working capital items:
       Accounts receivable, net                     (36,000)      (29,553)
       Other current assets                          (1,841)         (220)
       Accounts payable                               7,262         3,890
       Other current liabilities                     16,761         8,377
                                                ---------------------------
    Net cash provided by operating activities       138,054       161,669
                                                ---------------------------

Cash flows from investing activities:
   Additions to property and equipment             (306,340)     (206,143)
   Retirements of property and equipment             84,073        71,949
   Decrease in notes receivable                       3,531         2,471
                                                ---------------------------
    Net cash used in investing activities          (218,736)     (131,723)
                                                ---------------------------

Cash flows from financing activities:
   Dividends on common stock                         (8,728)       (6,746)
   Repurchases of common stock                       (1,573)      (21,591)
   Stock options exercised                            2,127         2,662
                                                ---------------------------
    Net cash used in financing activities            (8,174)      (25,675)
                                                ---------------------------

Effect of exchange rate fluctuations on cash            511          (191)
Net increase (decrease) in cash and cash
  equivalents                                       (88,345)        4,080
Cash and cash equivalents, beginning of period      108,807       101,409
                                                ---------------------------
Cash and cash equivalents, end of period         $   20,462    $  105,489
                                                ===========================

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
   Interest                                      $       12    $       11
   Income taxes                                  $   83,108    $   33,854
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
    equipment                                    $    7,119    $    3,210

                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was $11 and ($13) (in thousands) for the three-month periods and $511 and ($191) (in thousands) for the nine-month periods ended September 30, 2005 and 2004, respectively.

(2)  Long-Term Debt

     As of September 30, 2005, the Company has two credit facilities with banks totaling $75.0 million which expire May 16, 2007 and October 22, 2007 and bear variable interest based on the London Interbank Offered Rate ("LIBOR"), on which no borrowings were outstanding. As of September 30, 2005, the credit available pursuant to these bank credit facilities is reduced by $37.2 million in letters of credit the Company maintains. Subsequent to September 30, 2005, the Company borrowed $35.0 million under these credit facilities. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable as defined in the credit facility. Although the Company had no borrowings outstanding under these credit facilities as of September 30, 2005, the Company remained in compliance with these covenants at September 30, 2005.

     On August 17, 2005, the Company renewed the $25.0 million bank credit facility, extending the maturity date from October 22, 2005 to October 22, 2007 and increasing the amount of the minimum consolidated tangible net worth requirement to $500.0 million plus 50% of annual net income. On October 25, 2005, the Company's $50.0 million bank credit facility was amended to increase the amount of the facility to $75.0 million.

(3)  Commitments

     As of September 30, 2005, the Company has commitments for net capital expenditures of approximately $102.5 million.

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

                            Three Months Ended       Nine Months Ended
                               September 30             September 30
                          ----------------------   ----------------------
                              2005       2004          2005       2004
                          ----------------------   ----------------------
Net income                 $  24,491  $  24,299     $  69,707  $  61,487
                          ======================   ======================

Weighted-average common
  shares outstanding          79,409     79,044        79,392     79,290
Common stock equivalents       1,217      1,529         1,321      1,649
                          ----------------------   ----------------------
Shares used in computing
  diluted earnings per
  share                       80,626     80,573        80,713     80,939
                          ======================   ======================
Basic earnings per share   $     .31  $     .31     $     .88  $     .78
                          ======================   ======================
Diluted earnings per
  share                    $     .30  $     .30     $     .86  $     .76
                          ======================   ======================


      Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                            Three Months Ended       Nine Months Ended
                               September 30             September 30
                          ----------------------   ----------------------
                              2005       2004          2005       2004
                          ----------------------   ----------------------
Number of shares under
  option                     815,000        -         19,500         -

Range of option purchase
  prices                  $18.33-$19.84     -         $19.84         -


(5)  Stock Based Compensation

     At September 30, 2005, the Company has a nonqualified stock option plan. The Company did not grant any stock options during the three-month periods ended September 30, 2005 and 2004. The Company granted 39,500 and 787,000 options during the nine-month periods ended September 30, 2005 and 2004, respectively. Subsequent to September 30, 2005, the Company granted 376,000 options. The Company applies the intrinsic value based method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share (in thousands, except per share amounts) would have been as indicated below had the fair value of all option grants been charged to salaries, wages, and benefits expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.


                            Three Months Ended       Nine Months Ended
                               September 30             September 30
                          ----------------------   ----------------------
                              2005       2004          2005       2004
                          ----------------------   ----------------------
Net income, as reported    $  24,491  $  24,299     $  69,707  $  61,487
Less: Total stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects                        429        595         1,334      1,506
                          ----------------------   ----------------------
Net income, pro forma      $  24,062  $  23,704     $  68,373  $  59,981
                          ======================   ======================

Earnings per share:
  Basic - as reported      $     .31  $     .31     $     .88  $     .78
                          ======================   ======================
  Basic - pro forma        $     .30  $     .30     $     .86  $     .76
                          ======================   ======================
  Diluted - as reported    $     .30  $     .30     $     .86  $     .76
                          ======================   ======================
  Diluted - pro forma      $     .30  $     .29     $     .85  $     .74
                          ======================   ======================


     The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 20,000,000 shares, and the maximum aggregate number of options that may be granted to any one person is 2,562,500 options.

(6)  Segment Information

     The Company has two reportable segments - Truckload Transportation Services and Value Added Services. The Truckload Transportation Services segment consists of five operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The medium-to-long haul Van fleet transports a variety of consumer, non-durable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional short-haul fleet provides comparable truckload van service within five geographic areas. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. Revenues for the Truckload Transportation Services segment include non-trucking revenues of $3.0 million and $3.9 million for the three-month periods and $10.1 million and $10.4 million for the nine-month periods ended September 30, 2005 and 2004, respectively, representing the portion of shipments delivered to or from Mexico where the Company utilizes a third-party carrier and revenues generated in a few dedicated accounts where the services of third-party carriers are used to meet customer capacity requirements. The Value Added Services segment, which generates the majority of the Company's non-trucking revenues, provides freight brokerage, intermodal and multimodal services, and freight transportation management.

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

     The following tables summarize the Company's segment information (in thousands of dollars):


                                              Revenues
                                              --------
                            Three Months Ended        Nine Months Ended
                               September 30             September 30
                          ----------------------   ----------------------
                              2005       2004           2005      2004
                          ----------------------   ----------------------
Truckload Transportation
  Services                 $  448,786 $  381,620    $1,278,285 $1,101,844
Value Added Services           52,859     41,174       158,574    113,527
Other                           1,959      1,624         5,777      4,684
Corporate                         916        991         2,935      2,749
                          ----------------------   ----------------------
Total                      $  504,520 $  425,409    $1,445,571 $1,222,804
                          ======================   ======================


                                          Operating Income
                                          ----------------
                            Three Months Ended        Nine Months Ended
                               September 30             September 30
                          ----------------------   ----------------------
                              2005       2004           2005      2004
                          ----------------------   ----------------------
Truckload Transportation
  Services                 $   38,854 $   38,059    $  109,841 $   96,393
Value Added Services            1,859      1,310         5,768      3,408
Other                             746        572         2,417      1,821
Corporate                        (321)      (431)       (1,923)    (2,262)
                          ----------------------   ----------------------
Total                      $   41,138 $   39,510    $  116,103 $   99,360
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

     Operating revenues consist of trucking revenues generated by the five operating fleets in the Truckload Transportation Services segment (medium/long-haul van, dedicated, regional short-haul, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's Value Added Services ("VAS") segment. The Company's Truckload Transportation Services segment ("truckload segment") also includes a small amount of non-trucking revenues for the portion of shipments delivered to or from Mexico where it utilizes third-party carriers, and for a few of its dedicated accounts where the services of third-party carriers are used to meet customer capacity requirements. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS segment, as well as the non-trucking revenues generated by the truckload segment. Trucking revenues accounted for 88% of total operating revenues in third quarter 2005, and non-trucking and other operating revenues accounted for 12%.

     Trucking services typically generate revenue on a per-mile basis. Other sources of trucking revenue include fuel surcharges and accessorial revenue such as stop charges, loading/unloading charges, and equipment detention charges. Because fuel surcharge revenues fluctuate in response to changes in the cost of fuel, these revenues are identified separately within the operating statistics table and are excluded from the statistics to provide a more meaningful comparison between periods. Non-trucking revenues generated by a fleet whose operations are part of the truckload segment are included in non-trucking revenue in the operating statistics table so that the revenue statistics in the table are calculated using only the revenues generated by company-owned and owner-operator trucks. The key statistics used to evaluate trucking revenues, excluding fuel surcharges, are average revenues per tractor per week, the per-mile rates charged to customers, the average monthly miles generated per tractor, the average percentage of empty miles, the average trip length, and the average number of tractors in service. General economic conditions, seasonal freight patterns in the trucking industry, and industry capacity are key factors that impact these statistics.

     The Company's most significant resource requirements are qualified drivers, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers that recoup a majority of the increased fuel costs; however, there is no assurance that current recovery levels will continue in future periods. The Company's financial results are also affected by availability of drivers and the market for new and used revenue equipment. Because the Company is self-insured for cargo, personal injury, and property damage claims on its revenue equipment and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, the weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

     A common industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses expressed as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. Generally, these expenses vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers, and non-trucking revenues. As discussed further in the comparison of operating results for third quarter 2005 to third quarter 2004, several industry-wide issues, including high fuel prices and a challenging driver recruiting market could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). Depreciation expense has been affected by the new engine emission standards that became effective in October 2002 for all newly purchased trucks, which have increased truck purchase costs. The trucking operations require substantial cash expenditures for tractors and trailers. The Company has maintained a three-year replacement cycle for company-owned tractors. These purchases have been funded by net cash from operations.

     Non-trucking services provided by the Company, primarily through its VAS division, include freight brokerage, intermodal, multimodal, freight transportation management, and other services. Unlike the Company's trucking operations, the non-trucking operations are less asset-intensive and are instead dependent upon information systems, qualified employees, and the services of other third-party providers. The most significant expense item related to these non-trucking services is the cost of transportation paid by the Company to third-party providers, which is recorded as rent and purchased transportation expense. Other expenses include salaries, wages and benefits and computer hardware and software depreciation. The Company evaluates the non-trucking operations by reviewing the gross margin percentage (revenues less rent and purchased transportation expense expressed as a percentage of revenues) and the operating margin. The operating margins for the non-trucking business are generally lower than those of the trucking operations, but the returns on assets are substantially higher.

Results of Operations:

     The following table sets forth certain industry data regarding the freight revenues and operations of the Company for the periods indicated.


                              Three Months Ended             Nine Months Ended
                                 September 30        %         September 30           %
                             --------------------         -----------------------
                                2005      2004     Change     2005        2004      Change
                             -------------------------------------------------------------
Trucking revenues, net of
  fuel surcharge (1)          $380,320  $348,408    9.2%   $1,109,798  $1,020,107    8.8%
Trucking fuel surcharge
  revenues (1)                  65,490    29,625  121.1%      158,393      71,612  121.2%
Non-trucking revenues,
  including VAS (1)             55,906    45,051   24.1%      168,648     123,944   36.1%
Other operating revenues (1)     2,804     2,325   20.6%        8,732       7,141   22.3%
                             --------- ---------          ----------- -----------
    Operating revenues (1)    $504,520  $425,409   18.6%   $1,445,571  $1,222,804   18.2%
                             ========= =========          =========== ===========

Operating ratio
  (consolidated) (2)              91.8%     90.7%   1.2%         92.0%       91.9%   0.1%
Average monthly miles per
  tractor                       10,123    10,186   -0.6%       10,085      10,158   -0.7%
Average revenues per total
  mile (3)                      $1.423    $1.357    4.9%       $1.402      $1.325    5.8%
Average revenues per loaded
  mile (3)                      $1.621    $1.528    6.1%       $1.593      $1.494    6.6%
Average percentage of empty
  miles                          12.21%    11.20%   9.0%        11.99%      11.30%   6.1%
Average trip length in miles
  (loaded)                         564       580   -2.8%          567         583   -2.7%
Total miles (loaded and
  empty) (1)                   267,305   256,726    4.1%      791,697     770,063    2.8%
Average tractors in service      8,802     8,401    4.8%        8,722       8,423    3.5%
Average revenues per tractor
  per week (3)                  $3,324    $3,190    4.2%       $3,263      $3,105    5.1%
Total tractors (at quarter
  end)
    Company                      7,960     7,535                7,960       7,535
    Owner-operator                 890       940                  890         940
                             --------- ---------          ----------- -----------
         Total tractors          8,850     8,475                8,850       8,475

Total trailers (at quarter
  end)                          24,700    22,950               24,700      22,950

(1) Amounts in thousands.
(2) Operating  expenses  expressed  as a  percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.


      The following table sets forth the revenues, operating expenses, and operating income for the truckload segment. Revenues for the truckload segment include non-trucking revenues of $3.0 million and $3.9 million for the three-month periods and $10.1 million and $10.4 million for the nine-month periods ended September 30, 2005 and 2004, respectively, as described on page 11.


                                       Three Months Ended                Nine Months Ended
                                          September 30                      September 30
                                  -----------------------------   ---------------------------------
Truckload Transportation Services      2005           2004              2005            2004
                                  -------------- --------------   ---------------- ----------------
(amounts in 000's)                    $     %        $     %           $      %        $       %
------------------                -------------- --------------   ---------------- ----------------
Revenues                          $448,786 100.0 $381,620 100.0   $1,278,285 100.0 $1,101,844 100.0
Operating expenses                 409,932  91.3  343,561  90.0    1,168,444  91.4  1,005,451  91.3
                                  --------       --------         ----------       ----------
Operating income                  $ 38,854   8.7 $ 38,059  10.0   $  109,841   8.6 $   96,393   8.7
                                  ========       ========         ==========       ==========


      Higher fuel prices and higher fuel surcharge collections have the effect of increasing the Company's consolidated operating ratio and the truckload segment's operating ratio. Eliminating this sometimes volatile source of revenue provides a more consistent basis for comparing the results of operations from period to period. The following table calculates the truckload segment's operating ratio using total operating expenses, net of fuel surcharge revenues, as a percentage of revenues, excluding fuel surcharges.


                                       Three Months Ended                Nine Months Ended
                                          September 30                      September 30
                                  -----------------------------   ---------------------------------
Truckload Transportation Services      2005           2004              2005            2004
                                  -------------- --------------   ---------------- ----------------
(amounts in 000's)                    $     %        $     %           $      %        $       %
------------------                -------------- --------------   ---------------- ----------------
Revenues                          $448,786       $381,620         $1,278,285       $1,101,844
Less: trucking fuel surcharge
  revenues                          65,490         29,625            158,393           71,612
                                  --------       --------         ----------       ----------
Revenues, net of fuel surcharge    383,296 100.0  351,995 100.0    1,119,892 100.0  1,030,232 100.0
                                  --------       --------         ----------       ----------
Operating expenses                 409,932        343,561          1,168,444        1,005,451
Less: trucking fuel surcharge
   revenues                         65,490         29,625            158,393           71,612
                                  --------       --------         ----------       ----------
Operating expenses, net of fuel
  surcharge                        344,442  89.9  313,936  89.2    1,010,051  90.2    933,839  90.6
                                  --------       --------         ----------       ----------
Operating income                  $ 38,854  10.1 $ 38,059  10.8   $  109,841   9.8 $   96,393   9.4
                                  ========       ========         ==========       ==========


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


                                       Three Months Ended                Nine Months Ended
                                          September 30                      September 30
                                  -----------------------------   ---------------------------------
Value Added Services                   2005           2004              2005            2004
                                  -------------- --------------   ---------------- ----------------
(amounts in 000's)                    $     %        $     %           $      %        $       %
------------------                -------------- --------------   ---------------- ----------------
Revenues                          $ 52,859 100.0 $ 41,174 100.0   $  158,574 100.0 $  113,527 100.0
Rent and purchased transportation
  expense                           47,659  90.2   37,318  90.6      143,230  90.3    102,877  90.6
                                  --------       --------         ----------       ----------
Gross margin                         5,200   9.8    3,856   9.4       15,344   9.7     10,650   9.4
Other operating expenses             3,341   6.3    2,546   6.2        9,576   6.1      7,242   6.4
                                  --------       --------         ----------       ----------
Operating income                  $  1,859   3.5 $  1,310   3.2   $    5,768   3.6 $    3,408   3.0
                                  ========       ========         ==========       ==========



Three  Months  Ended  September 30, 2005 Compared  to  Three  Months  Ended
---------------------------------------------------------------------------
September 30, 2004
------------------

Operating Revenues

      Operating revenues increased 18.6% for the three months ended September 30, 2005, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues increased 9.2% due primarily to a 4.9% increase in average revenues per total mile, excluding fuel surcharges, and a 4.8% increase in the average number of tractors in service, offset by a 0.6% decrease in average monthly miles per tractor. The average percentage of empty miles increased to 12.2% in third quarter 2005 from 11.2% in third quarter 2004. Empty miles in the Company's dedicated fleet operation (approximately 40% of the total truck fleet) are generally billable to customers. Average revenues per total mile, excluding fuel surcharges, increased due to customer rate increases secured during late 2004 and early 2005 and, to a lesser extent, a 2.8% decrease in the average loaded trip length.

      In the third and fourth quarter of 2004, the Company's sales and marketing team met with customers to negotiate annual rate increases to recoup the significant cost increases in fuel, driver pay, equipment, and insurance and to improve the Company's operating margin. Most of the

Company's non-dedicated contractual business renews in the latter part of third quarter and fourth quarter, and these contractual rate increases, many of which did not become effective until late 2004 and early 2005, contributed to the pricing improvement in third quarter 2005 compared to third quarter 2004. There are several inflationary cost pressures impacting truckload carriers, including driver pay and benefits, truck engine emissions costs, and tolls. While the Company has taken several actions to limit or delay these cost increases, management began the process of renewing customer contracts during third and fourth quarter 2005 and is seeking freight rate increases during this renewal period to recoup unavoidable cost increases with the goal of improving the Company's operating income percentage. There is no assurance that management will be successful in achieving this objective.

     Freight demand was solid in July and August 2005, but not as strong as the strong freight market of July and August 2004. Freight demand improved beginning the first week in September 2005 through the date of this filing, and was approximately the same as the strong freight demand during the same period in 2004. While freight demand improved from July to August 2005, as anticipated due to the seasonal patterns in the trucking industry, the overall demand during third quarter 2005 was not as strong as that of third quarter 2004. This caused an increase in empty miles from 73 miles per trip to 78 miles per trip.

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, increased to $65.5 million in third quarter 2005 from $29.6 million in third quarter 2004 in response to higher average fuel prices in third quarter 2005. The Company's fuel surcharge programs are designed to recoup the higher cost of fuel from customers when fuel prices rise and provide customers with the benefit of lower costs when fuel prices decline. These programs have historically enabled the Company to recover a significant portion of the fuel price increases. However, with higher fuel prices, the Company is now in an untenable position with many customer fuel surcharge programs. The recent September hurricanes caused a shortage of refined product that escalated diesel fuel prices at the same time that crude oil prices did not increase significantly. This, in turn, showed a weakness in the truckload industry's fuel surcharge standard of a one-cent per mile increase in rate for every five-cent per gallon increase in the Department of Energy ("DOE") weekly retail on-highway diesel prices that are used for most fuel surcharge programs. This weakness is due to the fact that five-cent per gallon brackets only recoup about 80% to 85% of the actual increase in the cost of fuel. As discussed further under the "Operating Expenses" heading, the strength of the Company's fuel surcharge programs helped to limit the impact of higher fuel costs, including higher owner-operator fuel reimbursements and the effect of fuel mile per gallon ("mpg") degradation for trucks with post October-2002 engines, to four cents per share in third quarter 2005.

     Historically, in slower rising fuel price markets, the Company works hard to recover this 15% to 20% fuel surcharge shortfall by pricing the shortfall into the base rate per mile during the annual rate increase process. With rapidly escalating fuel prices, similar to those experienced in third quarter 2005, this is not possible. If fuel prices do not decline to lower price levels, it may be necessary for the Company to either lower the fuel surcharge price-per-gallon brackets or change the base rate per mile more frequently than once a year. The Company's marketing team is currently meeting with customers to discuss the deficiency in the current five-cent bracket surcharge program, explain how it negatively affects the Company's earnings and those of the truckload industry, and the need to make improvements to the fuel surcharge program. The Company believes that cost-savings generated by declining fuel prices should be passed on to its customers through lower fuel surcharges. If the higher price of fuel is priced in the base rate per mile, the customer does not realize a savings when fuel prices decline. Thus, the Company's objective is to neutralize fuel as much as possible through a fair and accurate fuel surcharge program, by addressing the current industry standard of five-cent per gallon brackets.

      VAS revenues increased 28.4% to $52.9 million for the three months ended September 30, 2005 from $41.2 million for the three months ended September 30, 2004 due to the Company's continued focus on growing the volume of business generated by this segment. VAS revenues consist primarily of freight brokerage, intermodal, freight transportation management, and other services. The Company expects to continue to capitalize on the sophisticated service, management, and technology advantages of its logistics service offerings. During 2005, VAS began offering multimodal services, which provide for the movement of freight using a combination of truck and rail intermodal services.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 91.8% for the three months ended September 30, 2005, compared to 90.7% for the three months ended September 30, 2004. As explained above, the significant increase in fuel expense and related fuel surcharge revenues had the effect of increasing the operating ratio. Because the Company's VAS business operates with a lower operating margin and a higher return on assets than the trucking business, the growth in VAS business in third quarter 2005 compared to third quarter 2004 also increased the Company's overall operating ratio. The tables on pages 13 and 14 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

     The following table sets forth the cost per total mile of operating expense items for the truckload segment for the periods indicated. The Company evaluates operating costs for this segment on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, which provides a more consistent basis for comparing the results of operations from period to period.


                               Three Months Ended    Increase     Nine Months Ended    Increase
                                  September 30      (Decrease)      September 30      (Decrease)
                             ----------------------             ---------------------
                                2005       2004      per Mile      2005     2004       Per Mile
                             ---------------------------------  --------------------------------
Salaries, wages and benefits    $.538      $.523       $.015       $.530    $.515        $.015
Fuel                             .347       .214        .133        .300     .195         .105
Supplies and maintenance         .148       .126        .022        .144     .126         .018
Taxes and licenses               .111       .104        .007        .111     .106         .005
Insurance and claims             .074       .069        .005        .082     .074         .008
Depreciation                     .150       .140        .010        .148     .136         .012
Rent and purchased
  transportation                 .153       .145        .008        .149     .138         .011
Communications and utilities     .018       .019       (.001)       .019     .018         .001
Other                           (.005)      .000       (.005)      (.007)   (.002)       (.005)


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 12.5% in third quarter 2005 compared to 13.2% in third quarter 2004. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. The Company estimates that rent and purchased transportation expense for the truckload segment was lower by approximately 0.7 cents per total mile due to this decrease, and other expense categories had offsetting increases on a total-mile basis, as follows: salaries, wages and benefits (0.2 cents), fuel (0.2 cents), depreciation (0.1 cent), supplies and maintenance (0.1 cent), and taxes and licenses (0.1 cent). Attracting and retaining owner-operator drivers has continued to be difficult due to the challenging operating conditions.

      Salaries, wages and benefits for non-drivers increased in third quarter 2005 compared to third quarter 2004 to support the growth in the VAS segment. The increase in salaries, wages and benefits per mile of 1.5 cents for the truckload segment is primarily the result of increased student driver pay, higher driver pay per mile, and an increase in the number of maintenance employees, offset by lower group health insurance and, to a lesser extent, lower workers' compensation. Because of the challenging driver recruiting market, discussed below, the Company is training more student drivers as an alternative source of drivers. On August 1, 2004, the Company's previously announced two cent per mile pay raise became effective for company solo drivers in its medium-to-long-haul van division, representing approximately 25% of total company drivers. The Company recovered this pay raise through its customer rate increase negotiations, which occurred in third and fourth quarter 2004.

     The driver recruiting market remains extremely challenging. The supply of qualified truck drivers continues to be constrained due to alternative jobs to truck driving that are available in today's economy and inadequate demographic growth for the industry's targeted driver base over the next several years. The Company continues to focus on driver quality of life issues such as developing more driving jobs with more frequent home time, providing drivers with newer trucks, and maximizing mileage productivity within the federal hours of service regulations. The Company has also placed more emphasis on training drivers. Improved driver recruiting continues to offset higher driver turnover, however, the Company expects the tight driver market will make it very difficult to add meaningful truck capacity in the near future.

     The Company instituted an optional per diem reimbursement program for eligible company drivers beginning in April 2004. This program increases a company driver's net pay per mile, after taxes. As a result of more drivers electing to participate in the per diem program, driver pay per mile was slightly lower before considering the factors above that increased driver pay per mile, and the Company's effective income tax rate was higher in third quarter 2005 compared to third quarter 2004. The Company expects the cost of the per diem program to be neutral, because the combined driver pay rate per mile and per diem reimbursement under the per diem program is about one cent per mile lower than mileage pay without per diem reimbursement, which offsets the Company's increased income taxes caused by the nondeductible portion of the per diem. The per diem program increases driver satisfaction through higher net pay per mile. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and additional increases in driver pay rates were necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 13.3 cents per mile for the truckload segment due to higher average diesel fuel prices and more trucks with post-October 2002 engines. Fuel prices rose sequentially for the ninth consecutive quarter during third quarter 2005. Average fuel prices in third quarter 2005 were $0.69 per gallon, or 55%, higher than in third quarter 2004. At the end of the quarter, diesel fuel prices were over $1.10 a gallon higher than at the end of third quarter 2004. Fuel prices were more volatile during third quarter 2005 due to the impact of Hurricane Katrina in early September and Hurricane Rita in mid-September. Fuel expense had a four cent negative impact on earnings per share in third quarter 2005 compared to third quarter 2004, after considering fuel surcharge collections and the cost impact of owner-operator fuel reimbursements (which is included in rent and purchased transportation expense) and lower miles per gallon due to truck engine emissions changes. The actual quarterly earnings impact was less than the six to seven cents per share that the Company estimated in its news release on September 20, 2005 as a result of factors in September 2005 that were better than anticipated, including assumptions for fuel surcharge recovery, fuel stop pricing arrangements, empty miles, and fuel mile per gallon. Company data continues to indicate that for trucks with post-October 2002 engines (76% of the Company fleet as of September 30, 2005 compared to 35% as of September 30, 2004) fuel mpg has decreased approximately 5%. As the Company continues to replace older trucks in its fleet with trucks with the post-October 2002 engines, fuel cost per mile is expected to increase further due to the lower mpg. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Diesel fuel for the month of October averaged $0.89 per gallon, or 57%, higher than October 2004. Assuming fuel prices remain at price levels at the date of this filing throughout the remainder of fourth quarter 2005, the negative impact of fuel expense on earnings for fourth quarter 2005 compared to fourth quarter 2004 is estimated to be in the range of six cents to nine cents per share, which would be nearly as much or more than the impact of fuel for the first nine months of 2005 compared to the same period of 2004. Average fuel prices for fourth quarter 2005, assuming fuel prices remain at current levels throughout the remainder of the quarter, are estimated to be approximately $0.79 per gallon higher than the average fuel price in fourth quarter 2004, which is higher than the price increase of $0.69 per gallon in third quarter 2005 compared to third quarter 2004. The larger estimated negative earnings impact in fourth quarter 2005 compared to fourth quarter 2004 is also due to the decline in fuel prices that occurred in November and December 2004. Declining fuel prices in the last two weeks of October 2005 have helped to lessen the estimated fourth quarter 2005 impact as compared to preliminary estimates provided in the Company's third quarter 2005 earnings announcement on October 17. It is difficult to estimate the impact of changing fuel expense on earnings because of changing fuel pricing trends and other factors. The actual impact of fuel expense on earnings could be higher or lower than estimated due to those factors.

     Supplies and maintenance for the truckload segment increased 2.2 cents on a per-mile basis in third quarter 2005 due primarily to increases in repair expenses for an increased number of trucks sold by the Company's
Fleet Truck Sales subsidiary and higher costs to maintain the Company's aging trailer fleet. Higher driver recruiting costs (including driver travel and lodging and driver physicals) and higher toll expense related to state toll rate increases also contributed to a smaller portion of the increase.

     Taxes and licenses for the truckload segment increased 0.7 cents per total mile due primarily to the effect of the 5% fuel mpg degradation for company-owned trucks with post-October 2002 engines on the per-mile cost of federal and state diesel fuel taxes, as well as increases in some state tax rates.

     Insurance and claims for the truckload segment increased 0.5 cents on a per-mile basis due primarily to negative development on existing liability insurance claims. For the policy year that began August 1, 2004, the Company was responsible for the first $2.0 million per claim with an annual aggregate of $3.0 million for claims between $2.0 million and $3.0 million, and the Company was fully insured (i.e., no aggregate) for claims between $3.0 million and $5.0 million. For claims in excess of $5.0 million and less than $10.0 million, the Company was responsible for the first $5.0 million of claims. The Company maintains liability insurance coverage with reputable insurance carriers substantially in excess of the $10.0 million per claim. Effective August 1, 2005, the Company's self-insured aggregate for claims between $2.0 million and $3.0 million decreased to $2.0 million, and there were no changes to other coverage levels. The Company's liability insurance premiums for the policy year beginning August 1, 2005 were approximately the same as the previous policy year.

     Depreciation expense for the truckload segment increased 1.0 cent on a per-mile basis in third quarter 2005 due primarily to higher costs of new tractors with the post-October 2002 engines. As of September 30, 2005, approximately 76% of the company-owned truck fleet consisted of trucks with the post-October 2002 engines compared to 35% at September 30, 2004. As the Company continues to replace older trucks in its fleet with trucks with the post-October 2002 engines, depreciation expense is expected to increase.

    Rent and purchased transportation consists mainly of payments to third-party carriers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. As shown in the VAS statistics table on page 14, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 90.2% in third quarter 2005 compared to 90.6% in third quarter 2004.

     Rent  and purchased transportation for the truckload segment increased
0.8 cents per total mile in third quarter 2005. Higher fuel prices necessitated higher reimbursements to owner-operators for fuel, which resulted in an increase of 1.2 cents per total mile. The Company's customer fuel surcharge programs do not differentiate between miles generated by Company-owned trucks and miles generated by owner-operator trucks; thus, the increase in owner-operator fuel reimbursements is included with Company fuel expenses in calculating the per-share impact of higher fuel prices on earnings. The Company has experienced difficulty recruiting and retaining owner-operators for over two years because of challenging operating conditions. However, the Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers were to occur and increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained. Payments to third-party carriers used for portions of shipments delivered to or from Mexico and by a few dedicated fleets in the truckload segment decreased by 0.4 cents per mile, partially offsetting the overall increase for the truckload segment.

     Other operating expenses for the truckload segment decreased 0.5 cents per mile in third quarter 2005. Gains on sales of assets, primarily trucks, are reflected as a reduction of other operating expenses and are reported net of sales-related expenses, including costs to prepare the equipment for sale. Gains on sales of assets increased to $2.5 million in third quarter 2005 from $1.7 million in third quarter 2004 due to increased unit sales of trucks as the Company is attempting to keep its fleet as new as possible and a slightly higher average gain per truck. Beginning in September 2005 after the rapid rise in fuel prices, the Company experienced a decline in unit sales of trucks due to third-party finance companies not approving financing for prospective truck buyers and due to some truck buyers canceling orders. If fuel prices remain high and this trend continues, this will likely result in lower gains on sales of equipment beginning in fourth quarter 2005. The Company's wholly-owned subsidiary, Fleet Truck Sales, is one of the largest domestic class 8 used truck sales companies in the United States. Other operating expenses also include bad debt expense and professional services fees. The remaining decrease in other operating expenses in third quarter 2005 is due primarily to a reduction in computer consulting fees as consultants were hired by the Company, resulting in a reduction in other operating expenses, but an increase in salaries, wages and benefits expense. The Company's professional fees have also declined slightly due to higher costs in third quarter 2004 associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

      The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 41.0% for the three-month period ended September 30, 2005 from 39.5% for the three-month period ended September 30, 2004 due primarily to an increase in non-deductible expenses for tax purposes related to the implementation of a per diem pay program for student drivers in fourth quarter 2003 and a per diem pay program for eligible company drivers in April 2004.

Nine  Months  Ended  September  30, 2005  Compared  to  Nine  Months  Ended
---------------------------------------------------------------------------
September 30, 2004
------------------

Operating Revenues

     Operating  revenues  increased by 18.2%  for  the  nine  months  ended
September 30, 2005, compared to the same period of the previous year. Excluding fuel surcharge revenues, trucking revenues increased 8.8%, due primarily to a 5.8% increase in average revenues per total mile, excluding fuel surcharges, and a 3.5% increase in the average number of tractors in service, offset by a 0.7% decrease in average monthly miles per tractor.

Average revenues per total mile, excluding fuel surcharges, increased primarily due to customer rate increases secured during late 2004 and early 2005. VAS revenues increased by $45.0 million (39.7%) due to ongoing growth in the segment, and fuel surcharge revenues increased by $86.8 million (121.2%) due to higher average diesel fuel prices for the first nine months of 2005 as compared to the same period of 2004.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 92.0% for the nine months ended September 30, 2005, compared to 91.9% for the same period of the previous year. As explained in the previous pages, the significant increase in fuel expense and related fuel surcharge revenues had the effect of increasing the operating ratio. Because the Company's VAS business operates with a lower operating margin and a higher return on assets than the trucking business, the growth in VAS business in the first nine months of 2005 compared to the first nine months of 2004 also increased the Company's overall operating ratio. The tables on pages 13 and 14 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

     Owner-operator miles as a percentage of total miles were 12.7% for both the nine-month periods ended September 30, 2005 and 2004. Because there was no change in owner-operator miles as a percentage of total miles, there was essentially no shift in costs between the rent and purchased transportation category and other expense categories.

     Salaries, wages and benefits for non-drivers increased to support the growth in the VAS segment. Salaries, wages and benefits for the truckload segment increased 1.5 cents on a per-mile basis due to higher driver pay per mile, increased student driver pay, and an increase in the number of maintenance employees. Fuel increased 10.5 cents per total mile due to higher fuel prices. Average fuel prices for the first nine months of 2005 were $0.55 per gallon, or 48%, higher than the first nine months of 2004. Supplies and maintenance increased 1.8 cents per total mile due to increases in the cost of over-the-road repairs, repairs on trucks sold by the Company's Fleet Truck Sales subsidiary, and repairs on an aging trailer fleet; higher driver recruiting costs, including driver travel and lodging, driver advertising, and driver physicals; and higher toll costs due to state toll rate increases. Taxes and licenses increased 0.5 cents per total mile due primarily to the effect of the 5% fuel mpg degradation for trucks with post-October 2002 engines on the per-mile cost of federal and state diesel fuel taxes, as well as increases in some state tax rates. Insurance increased 0.8 cents on a per-mile basis due primarily to negative development on existing liability insurance claims. Depreciation increased
1.2 cents per total mile due to higher costs of new tractors as the Company replaced tractors with pre-October 2002 engines with tractors that have the new EPA-compliant engines at a higher cost. Rent and purchased transportation for the truckload segment increased 1.1 cents per total mile as higher fuel prices necessitated higher reimbursements to owner-operators for fuel. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. Other operating expenses decreased 0.5 cents per total mile due to the Company selling more used trucks to third parties and recognizing additional gains, net of sales-related expenses, including costs to prepare the equipment for sale. The Company's effective income tax rate was 39.1% for the nine months ended September 30, 2004 (38.5% for first quarter 2004, 39.1% for second quarter 2004, and 39.5% for third quarter 2004). The rate increased to 41.0% for the nine months ended September 30, 2005, primarily related to the implementation of per diem pay programs for student drivers and eligible company drivers.

Liquidity and Capital Resources:

     During the nine months ended September 30, 2005, the Company generated cash flow from operations of $138.1 million, a 14.6% decrease ($23.6 million) in cash flow compared to the same nine-month period a year ago. The decrease in cash flow from operations is due primarily to larger federal income tax payments in the first nine months of 2005 compared to the same period of 2004, offset by higher net income and higher depreciation expense for financial reporting purposes related to the higher cost of the post-October 2002 engines. Income taxes paid during the nine months ended September 30, 2005 totaled $83.1 million compared to $33.9 million for the nine months ended September 30, 2004, resulting primarily from a decrease in deferred taxes of $39.8 million. This decrease in deferred taxes was related to recent tax law changes resulting in the reversal of certain tax strategies implemented in 2001 and lower income tax depreciation in 2005 due to the bonus depreciation provision that expired on December 31, 2004. The cash flow from operations and existing cash balances enabled the Company to make net property additions, primarily revenue equipment, of $222.3 million, pay common stock dividends of $8.7 million, and repurchase common stock of $1.6 million. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

     Net cash used in investing activities for the nine-month period ended September 30, 2005 increased by $87.0 million, from $131.7 million for the nine-month period ended September 30, 2004 to $218.7 million for the nine-month period ended September 30, 2005. The large increase was due primarily to the Company purchasing more tractors in the first nine months of 2005.

     As of September 30, 2005, the Company has committed to property and equipment purchases, net of trades, of approximately $102.5 million. The average age of the Company's truck fleet is 1.34 years at September 30, 2005 compared to 1.65 years as of September 30, 2004. The Company intends to continue to keep its truck fleet as new as possible in advance of the federally mandated engine emission standards that are required for all newly-manufactured trucks beginning in January 2007. As such, net capital expenditures are expected to be higher throughout the remainder of 2005 as compared to 2004 and to be approximately $300 million for 2005. Net capital expenditures in 2006 are expected to be substantially lower and return to more normal levels. The Company intends to fund these net capital expenditures through cash flow from operations and through financing available under its existing credit facilities, as management deems necessary. Subsequent to September 30, 2005, the Company borrowed $35.0 million under these credit facilities.

      Net financing activities used $8.2 million and $25.7 million during the nine months ended September 30, 2005 and 2004, respectively. The Company paid dividends of $8.7 million in the nine-month period ended
September 30, 2005 and $6.7 million in the nine-month period ended September 30, 2004. The Company increased its quarterly dividend rate by $.01 per share beginning with the dividend paid in July 2004 and by $.005 per share beginning with the dividend paid in July 2005. Financing activities also included common stock repurchases of $1.6 million and $21.6 million in the nine-month periods ended September 30, 2005 and 2004, respectively. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. The Company's Board of Directors has authorized the repurchase of up to 3,965,838 shares. As of September 30, 2005, the Company had purchased 257,038 shares pursuant to this authorization and had 3,708,800 shares remaining available for repurchase.

      Management believes the Company's financial position at September 30, 2005 is strong. As of September 30, 2005, the Company has $20.5 million of cash and cash equivalents, no debt, and $836.2 million of stockholders' equity. As of September 30, 2005, the Company has no equipment operating leases, and, therefore has no off-balance sheet equipment debt. The
Company maintains $37.2 million in letters of credit as of September 30, 2005. These letters of credit are primarily required as security for insurance policies. As of September 30, 2005, the Company has $75.0 million of credit pursuant to credit facilities, on which no borrowings were outstanding. The credit available under these facilities is reduced by the $37.2 million in letters of credit. On October 25, 2005, the Company amended one of its credit facilities to increase the available credit by $25.0 million.

Off-Balance Sheet Arrangements:

      The Company does not have arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

     The Federal Motor Carrier Safety Administration ("FMCSA") of the U.S. Department of Transportation issued a final rule on April 24, 2003, that made several changes to the regulations that govern truck drivers' hours of service ("HOS"). The new rules became effective on January 4, 2004. On July 16, 2004, the U.S. Circuit Court of Appeals for the District of Columbia rejected the new hours of service rules for truck drivers, because it said the FMCSA had failed to address the impact of the rules on the health of drivers as required by Congress. In addition, the judge's ruling noted other areas of concern including the increase in driving hours from 10 hours to 11 hours, the exception that allows drivers to split their required rest periods, the new rule allowing drivers to reset their 70-hour clock to 0 hours after 34 consecutive hours off duty, and the decision by the FMCSA not to require the use of electronic onboard recorders to monitor driver compliance. On September 30, 2004, the extension of the federal highway bill signed into law by the President extended the previously vacated 2003 hours of service rules, effective immediately, for one year or whenever the FMCSA develops a new set of regulations, whichever comes first. Effective October 1, 2005, all truckload carriers became subject to revised HOS regulations. The only significant change from the previous regulations is that a driver using the sleeper berth provision must take at least eight consecutive hours in the sleeper berth during their ten hours off-duty. Previously, drivers were allowed to split their ten hour off-duty time in the sleeper berth into two periods, provided neither period was less than two hours. This more restrictive sleeper berth provision is requiring some drivers to plan their time better and may have a negative impact on mileage productivity. It is expected that the greatest impact will be for multiple-stop shipments or those shipments with pickup or delivery delays.

     Beginning in January 2007, a new set of more stringent engine emissions standards mandated by the Environmental Protection Agency ("EPA") will become effective for all newly manufactured trucks. The Company intends to continue to keep its fleet as new as possible in advance of the new standards. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. When truckload carriers are required to use new ultra-low sulfur fuel for all of their existing trucks, the Company estimates an additional 1% to 3% decrease in fuel mpg because of the new fuel. In October 2005, the Company began a limited test of two January 2007 compliant test engines using the new ultra-low sulfur fuel. The Company will continue its testing in fourth quarter 2005.

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

     Management periodically evaluates these estimates and policies as events and circumstances change. There have been no changes to these policies that occurred during the Company's most recent fiscal quarter. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period to period.

Accounting Standards:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS No. 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. Management has determined that adoption of this standard did not have any material effect on the financial position, results of operations, and cash flows of the Company.

     In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission ("SEC") adopted a rule amending the compliance dates for SFAS No. 123(R). Under the new SEC rule, the provisions of the revised statement are to be applied prospectively by the Company for awards that are granted, modified, or settled in the first fiscal year beginning after June 15, 2005. Additionally, the Company would recognize compensation cost for any portion of awards granted or modified after December 15, 1994, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS No. 123 (as originally issued) for either recognition or pro forma disclosures. When the Company adopts the standard on January 1, 2006, it will be required to report in its financial statements the share-based compensation expense for reporting periods in 2006. As of the date of this filing, management believes that adopting the new statement will have a negative impact of approximately two cents per share for the year ending December 31, 2006, representing the expense to be recognized for the unvested portion of awards granted to date, and cannot predict the earnings impact of awards that may be granted in the future. (See Note 5 of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, which shows the pro forma effect of SFAS No. 123, as originally issued.)

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As of September 30, 2005, management believes that SFAS No. 154 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

Forward-Looking Statements and Risk Factors:

     The following risks and uncertainties, as well as those listed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, may cause actual results to differ materially from those anticipated in the forward-looking statements included in this Form 10-Q:

     The Company is sensitive to changes in overall economic conditions and seasonality that impact customer shipping volumes. Future weakness in the economy and consumer demand could result in reduced freight demand, which, in turn, would impact the Company's growth opportunities, revenues, and profitability. Other economic conditions that may affect the Company include employment levels, business conditions, fuel and energy costs, weather, interest rates, and tax rates.

     At times, there have been shortages of drivers and owner-operators in the trucking industry. Improvement in the general unemployment rate can lead to further difficulty in recruiting and retention. The market for recruiting drivers became more difficult in fourth quarter 2003 and continued through third quarter 2005. The Company anticipates that the competition for company drivers and owner-operators will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and additional increases in driver pay rates and owner-operator settlement rates became necessary to attract and retain drivers and owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Diesel fuel prices have increased nine consecutive quarters and high prices continue in October 2005. To the extent the Company cannot recover the higher cost of fuel through general customer fuel surcharge programs, the Company's results would be negatively impacted. Shortages of fuel, further increases in fuel prices, or rationing of petroleum products could have a materially adverse impact on the operations and profitability of the Company.

     As discussed above, new hours of service regulations became effective on October 1, 2005. Although the new regulations are only somewhat more restrictive than the previously vacated 2003 rules, the Company is unable to predict the ultimate impact of the new regulations on its operations and profitability.

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

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the EPA. As of September 30, 2005, approximately 76% of the company-owned truck fleet consisted of trucks with post-October 2002 engines. The Company has experienced an approximate 5% reduction in fuel efficiency to date and increased depreciation expense due to the higher cost of the new engines. The Company anticipates continued increases in these expense categories as regular tractor replacements increase the percentage of company-owned trucks with post-October 2002 engines. As discussed above, a new set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2007. The Company is unable to predict the ultimate impact these new standards will have on its operations, financial position, results of operations, and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices, foreign exchange rates, and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Foreign Exchange Rate Risk

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for third quarter 2005 and prior periods. To date, all foreign revenues are denominated in U.S. dollars, and the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

Interest Rate Risk

     The Company had no debt outstanding at September 30, 2005. Interest rates on the Company's unused credit facilities are based on the London Interbank Offered Rate ("LIBOR"). Increases in interest rates could impact the Company's annual interest expense on future borrowings.

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

     Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, concluded that there have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                  PART II

                             OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On November 24, 2003, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 3,965,838 shares. As of September 30, 2005, the Company had purchased 257,038 shares pursuant to this authorization and had 3,708,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue until withdrawn by the Board of Directors.

     The following table summarizes the Company's common stock repurchases during the third quarter of 2005 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser".

                   Issuer Purchases of Equity Securities


                                                                                           Maximum Number
                                                                                          (or Approximate
                                                                  Total Number of         Dollar Value) of
                                                                 Shares (or Units)     Shares (or Units) that
                       Total Number of                          Purchased as Part of         May Yet Be
                      Shares (or Units)   Average Price Paid     Publicly Announced      Purchased Under the
    Period                Purchased       per Share (or Unit)     Plans or Programs       Plans or Programs
                     ----------------------------------------------------------------------------------------
July 1-31, 2005               -                    -                      -                   3,783,800
August 1-31, 2005          50,000              $17.4954                50,000                 3,733,800
September 1-30, 2005       25,000              $17.4000                25,000                 3,708,800
                     -----------------                          --------------------
Total                      75,000              $17.4636                75,000                 3,708,800
                     =================                          ====================


Item 5.  Other Information.

      The following disclosure is provided pursuant to Item 2.03 of Form 8-
K. On October 25, 2005, the Company amended its $50.0 million bank credit facility with Wells Fargo Bank, National Association. This third amendment to the original credit agreement dated May 16, 2003, as amended, increased the credit facility to $75.0 million. Any amounts borrowed pursuant to this facility are due and payable in full on or before May 16, 2007. As of October 25, 2005, the Company had outstanding borrowings of $10.0 million under this facility, and the credit available is further reduced by $37.2 million in letters of credit the Company maintains.

Item 6.  Exhibits.


     Exhibit 3(i)(A) Revised and Amended Articles of Incorporation (Incorporated by reference to Exhibit 3 to Registration Statement on Form S-1, Registration No. 33-5245)
     Exhibit 3(i)(B) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-Q for the quarter ended May 31, 1994)
     Exhibit 3(i)(C) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-K for the year ended December 31, 1998)
     Exhibit 3(i)(D) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(D) to the Company's report on Form 10-Q for the quarter ended June 30, 2005)
     Exhibit 3(ii) Revised and Restated By-Laws (Incorporated by reference to Exhibit 3(ii) to the Company's report on Form 10-Q for the quarter ended June 30, 2004)
     Exhibit 10.1 The Executive Nonqualified Excess Plan of Werner Enterprises, Inc. (filed herewith)
     Exhibit 31(i)(A)   Rule   13a-14(a)/15d-14(a)   Certification   (filed
        herewith)
     Exhibit 31(i)(B)   Rule   13a-14(a)/15d-14(a)   Certification   (filed
        herewith)
     Exhibit 32.1 Section 1350 Certification (filed herewith)
     Exhibit 32.2 Section 1350 Certification (filed herewith)

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:     October 31, 2005         By:  /s/ John J. Steele
       --------------------             -----------------------------------
                                        John J. Steele
                                        Executive Vice President, Treasurer
                                        and Chief Financial Officer



Date:     October 31, 2005         By:  /s/ James L. Johnson
       --------------------             -----------------------------------
                                        James L. Johnson
                                        Senior Vice President, Controller
                                        and Corporate Secretary