Form 10-K
period 2005-12-31
WERNER ENTERPRISES INC
filed 2006-02-14
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark One)
       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES    EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2005

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

                 Commission File Number 0-14690

                    WERNER ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)

NEBRASKA                                              47-0648386
(State or other jurisdiction                    (I.R.S. Employer
of
incorporation or                             Identification No.)
organization)

14507 FRONTIER ROAD                                   68145-0308
POST OFFICE BOX 45308                                 (Zip code)
OMAHA, NEBRASKA
(Address of principal
executive offices)

 Registrant's telephone number, including area code: (402) 895-
                              6640

Securities registered pursuant to Section 12(b) of the Act:  NONE
   Securities registered pursuant to Section 12(g) of the Act:
                  COMMON STOCK, $.01 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned
issuer,  as defined in Rule 405 of the Securities Act.   YES   NO


Indicate by check mark if the registrant is not required to  file
reports pursuant to Section 13 or Section 15(d) of the Act.   YES
NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large     accelerated    filer               Accelerated    filer
Non-accelerated filer

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).   YES  NO

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are "affiliates" of the Registrant) as of June 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $_____ $1.004 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported by Nasdaq).

As of February 109, 2006, __________ 79,764,809 shares of the registrant's common stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the Proxy Statement of Registrant  for  the  Annual
Meeting of Stockholders to be held May 9, 2006, are incorporated in Part III of this report.

                        TABLE OF CONTENTS


                                                                    Page
                                                                    ----

                             PART I

Item 1.  Business                                                     1
Item 1A. Risk Factors                                                 6
Item 1B. Unresolved Staff Comments                                    8
Item 2.  Properties                                                   8
Item 3.  Legal Proceedings                                            9
Item 4.  Submission of Matters to a Vote of Security Holders         10

                             PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities           11
Item 6.  Selected Financial Data                                     12
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                   12
Item 7A. Quantitative and Qualitative Disclosures about Market Risk  26
Item 8.  Financial Statements and Supplementary Data                 28
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                    45
Item 9A. Controls and Procedures                                     45
Item 9B. Other Information                                           47

                            PART III

Item 10. Directors and Executive Officers of the Registrant          47
Item 11. Executive Compensation                                      48
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                  48
Item 13. Certain Relationships and Related Transactions              48
Item 14. Principal Accountant Fees and Services                      48

                             PART IV

Item 15. Exhibits and Financial Statement Schedules                  49

                             PART I

ITEM 1.   BUSINESS

General

     Werner Enterprises, Inc. ("Werner" or the "Company") is a transportation company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce as well as providing logistics services. Werner is one of the five largest truckload carriers in the United States based on total operating revenues and maintains its headquarters in Omaha, Nebraska, near the geographic center of its service area. Werner was founded in 1956 by Chairman and Chief Executive Officer, Clarence L. Werner, who started the business with one truck at the age of 19 and was incorporated in the state of Nebraska on September 14, 1982. Werner completed its initial public offering in June 1986 with a fleet of 632 trucks as of February 28, 1986. Werner ended 2005 with a fleet of 8,750 trucks, of which 7,920 were owned by the Company and 830 were owned and operated by owner-operators (independent contractors).

     The Company operates throughout the 48 contiguous states pursuant to operating authority, both common and contract, granted by the United States Department of Transportation ("DOT") and pursuant to intrastate authority granted by various states. The Company also has authority to operate in the ten provinces of Canada and provides through trailer service in and out of Mexico. The principal types of freight transported by the Company include retail store merchandise, consumer products, manufactured products, and grocery products. The Company's emphasis is to transport consumer nondurable products that ship more consistently throughout the year and throughout changes in the economy. The Company has two reportable segments - Truckload
Transportation Services and Value Added Services. Financial information regarding these segments and the Company's geographic areas can be found in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

     Werner  operates  in the truckload segment of  the  trucking industry. Within the truckload segment, Werner provides specialized services to customers based on their trailer needs (van, flatbed, temperature-controlled), geographic area (medium to long haul throughout the 48 contiguous states, Mexico, and Canada; regional), time-sensitive nature of shipments (expedited), or conversion of their private fleet to Werner
(dedicated). Beginning the latter part of 2003, the Company expanded its brokerage, intermodal, and multimodal service offerings by adding senior management and developing new computer systems. Trucking revenues accounted for 88% of total revenues, and non-trucking and other operating revenues, primarily brokerage revenues, accounted for 12% of total revenues in 2005. Werner's Value Added Services ("VAS") division manages the transportation and logistics requirements for individual customers. This includes truck brokerage, transportation routing, transportation mode selection, intermodal, multimodal, transloading, and other services. Value Added Services is a non-asset-based business that is highly dependent on information systems, qualified employees, and the services of third-party capacity providers. Compared to trucking operations which require a significant capital equipment investment, VAS's operating margin is lower and return on assets is substantially higher. Revenues generated by services accounting for more than 10% of consolidated revenues, consisting of Truckload Transportation Services and Value Added Services, for the last three years can be found under Item 7 of this Form 10-K.

     Werner has a diversified freight base and is not dependent on a small group of customers or a specific industry for a majority of its freight. During 2005, the Company's largest 5, 10, 25, and 50 customers comprised 24%, 36%, 54%, and 69% of the Company's revenues, respectively. The Company's largest customer, Dollar General, accounted for 10% of the Company's revenues in 2005, of which approximately two-thirds is dedicated fleet business and the remainder is primarily VAS. No other customer exceeded 5% of revenues in 2005. By industry group, the Company's top 50 customers consist of 45% retail and consumer products, 23% grocery products, 22% manufacturing/industrial, and 10% logistics and other. Many of our non-dedicated customer contracts are cancelable on 30 days notice, which is standard in the trucking industry. Most dedicated customer contracts are cancelable on 90 days notice following the expiration of the initial term of the contract.

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

Employees and Owner-Operator Drivers

     As of December 31, 2005, the Company employed 10,792 drivers, 986 mechanics and maintenance personnel, 1,687 office personnel for the trucking operation, and 257 personnel for the VAS and other non-trucking operations. The Company also had 830 contracts with owner-operators for services that provide both a tractor and a qualified driver or drivers. None of the Company's U.S. or Canadian employees are represented by a collective bargaining unit, and the Company considers relations with all of its employees to be good.

     The Company recognizes that its professional driver workforce is one of its most valuable assets. Most of Werner's drivers are compensated based upon miles driven. For company-employed drivers, the rate per mile generally increases with the drivers' length of service. Additional compensation may be earned through a mileage bonus, an annual achievement bonus, and for extra work associated with their job (loading and unloading, extra stops, and shorter mileage trips, for example).

     At times, there are shortages of drivers in the trucking industry. The number of qualified drivers in the industry has not kept pace with freight growth because of changes in the demographic composition of the workforce, alternative jobs to truck driving which become available in an improving economy, and individual drivers' desire to be home more often. In recent months, the already challenging market for recruiting and retaining drivers has become even more difficult. The Company anticipates that the competition for drivers will continue to be very high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     The Company also recognizes that carefully selected owner-operators complement its company-employed drivers. Owner-operators are independent contractors that supply their own tractor and driver and are responsible for their operating expenses. Because owner-operators provide their own tractors, less financial capital is required from the Company. Also, owner-operators provide the Company with another source of drivers to support its fleet. The Company intends to continue its emphasis on recruiting owner-operators, as well as company drivers. However, it has continued to be difficult for the Company and the industry to recruit and retain owner-operators over the past few years due to several factors including high fuel prices, tightening of equipment financing standards, and declining values for older used trucks.

Revenue Equipment

     As of December 31, 2005, Werner operated 7,920 company tractors and had contracts for 830 tractors owned by owner-operators. The company tractors were manufactured by Freightliner, a subsidiary of DaimlerChrysler, and Peterbilt and Kenworth, divisions of PACCAR. This standardization of the company tractor fleet decreases downtime by simplifying maintenance. The Company adheres to a comprehensive maintenance program for both tractors and trailers. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the DOT. These tractors are then periodically inspected, similar to company tractors, to monitor continued compliance. The vehicle speed of company-owned trucks is regulated to a maximum of 65 miles per hour to improve safety and fuel efficiency.

     The  Company operated  25,210 trailers at December 31, 2005:
23,320 dry vans; 621 flatbeds; and 1,269 temperature-controlled. Most of the Company's trailers were manufactured by Wabash National Corporation. As of December 31, 2005, 98% of the
Company's fleet of dry van trailers consisted of 53-foot trailers, and 98% consisted of aluminum plate or composite (duraplate) trailers. Other trailer lengths such as 48-foot and 57-foot are also provided by the Company to meet the specialized needs of certain customers.

     Effective October 1, 2002, all newly manufactured truck engines must comply with phase 1 of the new engine emission standards mandated by the Environmental Protection Agency ("EPA"). All truck engines manufactured prior to October 1, 2002 are not subject to these new standards. To delay the cost and business risk of buying these new truck engines with inadequate testing time prior to the October 1, 2002 effective date, the Company significantly increased the purchase of trucks with pre-October 2002 engines. As of December 31, 2005, approximately 89% of the company-owned truck fleet consisted of trucks with the post-October 2002 engines. The Company has experienced an approximate 5% reduction in fuel efficiency to date, and increased depreciation expense due to the higher cost of the new engines. The average age of the Company's truck fleet at December 31, 2005 is 1.23 years. A new set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2007 (phase 2) and

January 2010 (phase 3). The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. During 2005, the Company purchased significantly more trucks than normal to reduce the average age of its fleet. The Company's goal is to keep its fleet as new as possible during 2006.

Fuel

     The Company purchases approximately 95% of its fuel through a network of fuel stops throughout the United States. The Company has negotiated discounted pricing based on certain volume commitments with these fuel stops. Bulk fueling facilities are maintained at seven of the Company's terminals and four dedicated fleet locations.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover from its customers a significant portion of the higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the Department of Energy ("DOE") weekly retail on-highway diesel fuel prices, enable the Company to recoup much of the higher cost of fuel when prices increase except for miles not billable to customers, out-of-route miles, and truck engine idling. During 2005, the Company's fuel expense and reimbursements to owner-operator drivers for the higher cost of fuel resulted in an additional cost of $137.1 million, while the Company collected an additional $121.6 million in fuel surcharge revenues to offset the fuel cost increase. Conversely, when fuel prices decrease, fuel surcharges decrease. In addition, the two September 2005 hurricanes in the Gulf Coast region caused a shortage of refined product that escalated diesel fuel prices at the same time that crude oil prices did not increase significantly. The Company cannot predict whether high fuel prices will continue to increase or will decrease in the future or the extent to which fuel surcharges will be collected to offset such increases. As of December 31, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     The Company maintains aboveground and underground fuel storage tanks at most of its terminals. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Regulation

     The Company is a motor carrier regulated by the DOT, the Federal and Provincial Transportation Departments in Canada, and the Secretary of Communication and Transportation ("SCT") in Mexico. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions, and periodic financial reporting. The Company currently has a satisfactory DOT safety rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could have an adverse effect on the Company, as some of the Company's contracts with customers require a satisfactory rating. Such matters as weight and dimensions of equipment are also subject to federal, state, and international regulations.

     The FMCSA issued a final rule on April 24, 2003 that made several changes to the regulations that govern truck drivers' hours of service ("HOS"). These new federal regulations became effective on January 4, 2004. On July 16, 2004, the U.S. Circuit Court of Appeals for the District of Columbia rejected these new hours of service rules for truck drivers that had been in place since January 2004 because it said the FMCSA had failed to address the impact of the rules on the health of drivers as required by Congress. In addition, the judge's ruling noted other areas of concern including the increase in driving hours from 10 hours to 11 hours, the exception that allows drivers in trucks with sleeper berths to split their required rest periods, the new rule allowing drivers to reset their 70-hour clock to 0 hours after 34 consecutive hours off duty, and the decision by the FMCSA not to require the use of electronic onboard recorders to monitor driver compliance. On September 30, 2004, the extension of the Federal highway bill signed into law by the President extended the current hours of service rules until October 1, 2005, when all truckload carriers became subject to revised HOS regulations. The only significant change from the previous regulations is that a driver using the sleeper berth provision must take at least eight consecutive hours in the sleeper berth during their ten hours off-duty. Previously, drivers were allowed to split their ten hour off-duty time in the sleeper berth into two periods, provided neither period was less than two hours. This more restrictive sleeper berth provision is requiring some drivers to plan their time better and could have a negative impact on mileage productivity. The greatest impact will be for those customers with multiple-stop shipments or those shipments with pickup or delivery delays.

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

Competition

     The trucking industry is highly competitive and includes thousands of trucking companies. It is estimated that the annual revenue of domestic trucking amounts to approximately $600 billion per year. The Company has a small but growing share (estimated at approximately 1%) of the markets targeted by the Company. The Company competes primarily with other truckload carriers. Logistics companies, railroads, less-than-truckload carriers, and private carriers also provide competition, but to a much lesser degree.

     Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone. Few other truckload carriers have greater financial resources, own more equipment, or carry a larger volume of freight than the Company. The Company is one of the five largest carriers in the truckload transportation industry based on total operating revenues.

     Industry-wide truck capacity in the truckload sector is being limited due to a number of factors. An extremely challenging driver recruiting market is causing most large truckload carriers to limit their fleet additions. There are continuing cost issues with the engine emission changes and uncertainties regarding the engines that will be required for newly manufactured trucks beginning in January 2007. Trucking company failures in the last six years are continuing at a pace higher than the previous fifteen years. Many truckload carriers, including Werner, slowed their fleet growth in the last six years, and some carriers have downsized their fleets to improve their operating margins and returns.

Internet Website

     The Company maintains a website where additional information concerning its business can be found. The address of that website is www.werner.com. The Company makes available free of charge on its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files or furnishes such materials to the SEC. Information on the Company's website is not incorporated by reference into this annual report on Form 10-K.

ITEM 1A.  RISK FACTORS

     The following risks and uncertainties may cause actual results to differ materially from those anticipated in the forward-looking statements included in this Form 10-K:

The Company's business is subject to overall economic conditions that could have a material adverse effect on the results of operations of the Company.
     The Company is sensitive to changes in overall economic conditions that impact customer shipping volumes. The general slowdown in the economy in 2001 and 2002 had a negative effect on freight volumes for truckload carriers, including the Company. Beginning in 2003 and continuing throughout 2005, general economic improvements lead to improved freight demand. As the unemployment rate increased during 2001 and 2002, driver availability improved for the Company and the industry but became more difficult beginning in fourth quarter 2003 and continuing through 2005. Future economic conditions that may affect the Company include employment levels, business conditions, fuel and energy costs, interest rates, and tax rates.

Increases in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability of the Company.
     Fuel prices climbed steadily throughout most of 2005, spiking in September and October 2005 due to the two hurricanes that struck the Gulf Coast region in September 2005. Prices declined in November 2005 from the record high price levels in October, but the end-of-year prices, excluding fuel taxes, were still about 47% higher in 2005 than in 2004. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse impact on the operations and profitability of the Company. To the extent that the Company cannot recover the higher cost of fuel through customer fuel surcharges, the Company's financial results would be negatively impacted.

Difficulty in recruiting and retaining drivers and owner-operators could impact the Company's results of operations and limit growth opportunities.
     At times, there have been shortages of drivers in the trucking industry. The market for recruiting and retaining drivers became more difficult in fourth quarter 2003 and continued throughout 2005. During the last several years, it was more difficult to recruit and retain owner-operator drivers due to challenging operating conditions, including high fuel prices. The Company anticipates that the competition for company drivers and owner-operator drivers will continue to be high and cannot predict whether it will experience shortages in the future. If a shortage of company drivers and owner-operators were to occur and increases in driver pay rates and owner-operator settlement rates became necessary to attract drivers and owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained. Additionally, the Company expects the tight driver market will make it very difficult to add truck capacity in the near future.

The Company operates in a highly competitive industry, which may limit growth opportunities and reduce profitability.
     The trucking industry is highly competitive and includes thousands of trucking companies. The Company estimates the ten largest truckload carriers have about 12% of the approximate $150 billion market targeted by the Company. This competition could limit the Company's growth opportunities and reduce its profitability. The Company competes primarily with other truckload carriers. Logistics companies, railroads, less-than-truckload carriers, and private carriers also provide competition, but to a much lesser degree. Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone.

The Company operates in a highly regulated industry. Changes in existing regulations or violations of existing or future regulations could have an adverse effect on the operations and profitability of the Company.
     The  Company  is  regulated  by the  DOT,  the  Federal  and
Provincial Transportation Departments in Canada, and the SCT in Mexico. These regulatory authorities establish broad powers, generally governing activities such as authorization to engage in motor carrier operations, safety, financial reporting, and other matters. The Company may become subject to new or more comprehensive regulations relating to fuel emissions, driver hours of service, or other issues mandated by the DOT, EPA, the Federal and Provincial Transportation Departments in Canada, or the SCT in Mexico.

     New hours of service regulations became effective October 1, 2005, with only one significant change from the previous regulations. The Company cannot predict what rule changes, if any, might result in the future. Any changes could have an adverse effect on the operations and profitability of the Company.

     Effective October 1, 2002, all newly manufactured truck engines must comply with the engine emission standards mandated by the EPA. As of December 31, 2005, approximately 89% of the company-owned truck fleet consisted of trucks with the new post-October 2002 engines. The Company has experienced an approximate 5% reduction in fuel efficiency to date and increased depreciation expense due to the higher cost of the new engines. A new set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2007. The Company has already reduced the average age of its truck fleet to 1.23 years in advance of these new standards. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. The Company is unable to predict the impact these new regulations will have on its operations, financial position, results of operations, and cash flows.

The seasonal pattern generally experienced in the trucking industry may affect the Company's periodic results during traditionally  slower  shipping periods  and  during  the  winter months.
     The Company's business is modestly seasonal with peak freight demand occurring generally in the months of September, October, and November. After the Christmas holiday season, during the remaining winter months, the Company's freight volumes are typically lower as some customers have lower shipment levels. The Company's operating expenses have historically been higher in winter months primarily due to decreased fuel efficiency, increased maintenance costs of revenue equipment in colder weather, and increased insurance and claims costs due to adverse winter weather conditions. The Company attempts to minimize the impact of seasonality through its marketing program by seeking additional freight from certain customers during traditionally slower shipping periods. Bad weather, holidays, and the number of business days during the period can also affect revenue, since revenue is directly related to available working days of shippers.

The Company depends on the services of third-party capacity providers, the availability of which could affect the Company's profitability and limit growth in its VAS division.
     The Company's VAS division is highly dependent on the services of third-party capacity providers, including other truckload carriers and railroads. Many of those providers face the same economic challenges as the Company. As the truck capacity market tightened during 2005, it became more difficult to find qualified truckload capacity to meet customer freight needs. The Company expects a tight truckload capacity market in 2006 with the extremely challenging driver market and historically high fuel prices. If the Company were unable to secure the services of these third-party capacity providers, its results of operations could be adversely affected.

Increases in the number of insurance claims, the cost per claim, or the costs of insurance premiums could reduce the Company's earnings.
     The Company self-insures for a significant portion of liability resulting from cargo loss, personal injury, and property damage as well as workers' compensation. This is supplemented by premium insurance with licensed insurance companies above the Company's self-insurance level for each type of coverage. To the extent the Company were to experience a significant increase in the number of claims, the cost per claim, or the costs of insurance premiums for coverage in excess of its retention amounts, the Company's operating results would be negatively affected.

Decreased demand for the Company's used revenue equipment could result in lower unit sales, lower resale values, and lower gains on sales of assets.
     The  Company  is  sensitive  to changes  in  used  equipment prices, especially tractors. Because of truckload carrier concerns with new truck engines and lower industry production of new trucks over the last several years, the resale value of Werner's premium used trucks improved from the historically low values of 2001. The Company has been in the business of selling its Company-owned trucks since 1992, when it formed its wholly-owned subsidiary Fleet Truck Sales. The Company currently has 17 Fleet Truck Sales locations throughout the United States. Gains on sales of assets are reflected as a reduction of other operating expenses in the Company's income statement and amounted to gains of $11.0 million in 2005, $9.3 million in 2004, and $6.9 million in 2003.

The Company relies on the services of key personnel, the loss of which could impact the future success of the Company.
     The Company is highly dependent on the services of key personnel including Clarence L. Werner and other executive officers. Although the Company believes it has an experienced and highly qualified management group, the loss of the services of these executive officers could have a material adverse impact on the Company and its future profitability.

Difficulty  in  obtaining goods and services from  the  Company's vendors  and  suppliers  could  adversely  affect  the  Company's business.
    The  Company is dependent  on its vendors and suppliers.  The
Company believes it has good relationships with its vendors and that it is generally able to obtain attractive pricing and other terms from vendors and suppliers. If the Company fails to maintain good relationships with its vendors and suppliers or if its vendors and suppliers experience significant financial problems, the Company could face difficulty in obtaining needed goods and services because of interruptions of production or for other reasons, which could adversely affect the Company's business.

The Company uses its information systems extensively for day-to-day operations, and service disruptions could have an adverse impact on the Company's operations.
     The efficient operation of the Company's business is highly dependent on its information systems. Much of the Company's software has been developed internally or by adapting purchased software applications to the Company's needs. The Company has purchased redundant computer hardware systems and has its own off-site disaster recovery facility approximately ten miles from the Company's offices to use in the event of a disaster. The Company has taken these steps to reduce the risk of disruption to its business operation if a disaster were to occur.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

ITEM 2.   PROPERTIES

     Werner's headquarters is located nearby Interstate 80 just west of Omaha, Nebraska, on approximately 195 acres, 105 of which are held for future expansion. The Company's headquarters office building includes a computer center, drivers' lounge areas, a drivers' orientation section, a cafeteria, a cargo salvage store, and a Company store. The Omaha headquarters also consists of a driver training facility and equipment maintenance and repair facilities containing a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers, a paint booth, and a reclaim center. The Company's headquarters facilities have suitable space available to accommodate planned needs for the next 3 to 5 years.

     The Company also has several terminals throughout the United
States, consisting of office and/or maintenance facilities.   The
Company's terminal locations are described below:


Location                 Owned or Leased           Description
--------                 ---------------           -----------
Omaha, Nebraska          Owned                     Corporate headquarters,
                                                    maintenance
Omaha, Nebraska          Owned                     Disaster recovery,
                                                    warehouse
Phoenix, Arizona         Owned                     Office, maintenance
Fontana, California      Owned                     Office, maintenance
Denver, Colorado         Owned                     Office, maintenance
Atlanta, Georgia         Owned                     Office, maintenance
Indianapolis, Indiana    Leased                    Office, maintenance
Springfield, Ohio        Owned                     Office, maintenance
Allentown, Pennsylvania  Leased                    Office, maintenance
Dallas, Texas            Owned                     Office, maintenance
Laredo, Texas            Owned                     Office, maintenance,
                                                    transloading
Lakeland, Florida        Leased                    Office
Portland, Oregon         Leased                    Office, maintenance
Ardmore, Oklahoma        Leased                    Maintenance
Indianola, Mississippi   Leased                    Maintenance
Scottsville, Kentucky    Leased                    Maintenance
Fulton, Missouri         Leased                    Maintenance
Tomah, Wisconsin         Leased                    Maintenance
Newbern, Tennessee       Leased                    Maintenance
Chicago, Illinois        Leased                    Maintenance


     The Company leases approximately 60 small sales offices and trailer parking yards in various locations throughout the country, owns a 96-room motel located near the Company's headquarters, owns four low-income housing apartment complexes in the Omaha area, has 50% ownership in a 125,000 square-foot warehouse located near the Company's headquarters, and has one-third ownership in a 71-room motel near the Company's Dallas terminal. Currently, the Company has 17 locations in its Fleet Truck Sales network. Fleet Truck Sales, a wholly owned subsidiary, is one of the largest domestic class 8 truck sales entities in the U.S. and sells the Company's used trucks and trailers.

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

     The Company has been responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, the Company increased its self-insured retention ("SIR") amount to $2.0 million per occurrence. The Company is also responsible for varying annual aggregate amounts of liability for claims in excess of the self-insured retention. The following table reflects the self-insured retention levels and aggregate amounts of liability for personal injury and property damage claims since August 1, 2002:

                                                       Primary Coverage
      Coverage Period             Primary Coverage      SIR/deductible
------------------------------    ----------------     ----------------
August 1, 2002 - July 31, 2003    $3.0 million         $500,000 (1)
August 1, 2003 - July 31, 2004    $3.0 million         $500,000 (2)
August 1, 2004 - July 31, 2005    $5.0 million         $2.0 million (3)
August 1, 2005 - July 31, 2006    $5.0 million         $2.0 million (4)


(1) Subject to an additional $1.5 million aggregate in the $0.5 to $1.0 million layer, a $1.0 million aggregate in the $1.0 to $2.0 million layer, no aggregate (i.e., fully insured) in the $2.0 to $3.0 million layer, and self-insured in the $3.0 to $5.0 million layer.

(2) Subject to an additional $1.5 million aggregate in the $0.5 to $1.0 million layer, a $1.0 million aggregate in the $1.0 to $2.0 million layer, no aggregate (i.e., fully insured) in the $2.0 to $3.0 million layer, a $6.0 million aggregate in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(3) Subject to an additional $3.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (i.e., fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(4) Subject to an additional $2.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (i.e., fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

     The Company has assumed responsibility for workers' compensation up to $1.0 million per claim, subject to an additional $1.0 million aggregate for claims between $1.0 million and $2.0 million, maintains a $27.5 million bond, and has obtained insurance for individual claims above $1.0 million.

     The Company's primary insurance covers the range of liability where the Company expects most claims to occur. Liability claims substantially in excess of coverage amounts listed in the table above, if they occur, are covered under premium-based policies with reputable insurance companies to coverage levels that management considers adequate. The Company is also responsible for administrative expenses for each occurrence involving personal injury or property damage. See also Note 1 "Insurance and Claims Accruals" and Note 6 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2005, no matters were submitted to a vote of security holders.

                             PART II

ITEM 5.   MARKET   FOR   REGISTRANT'S   COMMON   EQUITY,  RELATED
          STOCKHOLDER  MATTERS  AND  ISSUER  PURCHASES  OF EQUITY
          SECURITIES

Price Range of Common Stock

     The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "WERN". The following table sets forth for the quarters indicated the high and low bid information per share of the Company's common stock quoted on the Nasdaq National Market and the Company's dividends declared per common share from January 1, 2004, through December 31, 2005.

                                                   Dividends
                                                 Declared Per
                            High       Low       Common Share
                           ------     ------     ------------
         2005
         Quarter ended:
          March 31         $22.91     $19.25         $.035
          June 30           19.91      17.68          .040
          September 30      20.62      15.78          .040
          December 31       20.96      16.34          .040



                                                   Dividends
                                                 Declared Per
                            High       Low       Common Share
                           ------     ------     ------------
         2004
         Quarter ended:
          March 31         $20.00     $17.65         $.025
          June 30           21.11      17.76          .035
          September 30      21.19      17.55          .035
          December 31       23.24      18.68          .035


     As of February 9, 2006, the Company's common stock was held by 227 stockholders of record and approximately 8,200 stockholders through nominee or street name accounts with brokers. The high and low bid prices per share of the Company's common stock in the Nasdaq National Market as of February 9, 2006 were $21.17 and $20.72, respectively.

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

Purchases  of  Equity  Securities by the  Issuer  and  Affiliated
Purchasers

     On November 24, 2003, the Company announced that its Board of Directors approved an authorization for common stock repurchases of 3,965,838 shares. As of December 31, 2005, the Company had purchased 257,038 shares pursuant to this authorization and had 3,708,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue until withdrawn by the Board of Directors.

     The Company did not repurchase any shares of common stock during the fourth quarter of 2005.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.


(In thousands, except per share amounts)
                                            2005       2004       2003       2002       2001
                                         ---------- ---------- ---------- ---------- ----------
Operating revenues                       $1,971,847 $1,678,043 $1,457,766 $1,341,456 $1,270,519
Net income                                   98,534     87,310     73,727     61,627     47,744
Diluted earnings per share*                    1.22       1.08       0.90       0.76       0.60
Cash dividends declared per share*             .155       .130       .090       .064       .060
Return on average stockholders'
  equity (1)                                   12.1%      11.9%      10.9%      10.0%       8.5%
Return on average total assets (2)              7.6%       7.5%       6.7%       6.1%       5.1%
Operating ratio (consolidated) (3)             91.7%      91.6%      91.9%      92.6%      93.8%
Book value per share* (4)                     10.86       9.76       8.90       8.12       7.42
Total assets                              1,385,762  1,225,775  1,121,527  1,062,878    964,014
Total debt                                   60,000          -          -     20,000     50,000
Stockholders' equity                        862,451    773,169    709,111    647,643    590,049


*After giving retroactive effect for the September 30, 2003 five-for-four stock split and the March 14, 2002 four-for-three stock split (all years presented).
(1) Net income expressed as a percentage of average stockholders' equity. Return on equity is a measure of a corporation's profitability relative to recorded shareholder investment.
(2) Net income expressed as a percentage of average total assets. Return on assets is a measure of a corporation's profitability relative to recorded assets.
(3) Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(4) Stockholders' equity divided by common shares outstanding as of the end of the period. Book value per share indicates the dollar value remaining for common shareholders if all assets were liquidated and all debts were paid at the recorded amounts.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     This report contains historical information, as well as forward-looking statements that are based on information currently available to the Company's management. The forward-looking statements in this report, including those made in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable based on information currently available; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those anticipated in the forward-looking statements as a result of certain risks and uncertainties. These risks include, but are not limited to, those discussed in Item 1A "Risk Factors". Caution should be taken not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date they are made. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

     Operating revenues consist of trucking revenues generated by the six operating fleets in the Truckload Transportation Services segment (dedicated, medium/long-haul van, regional short-haul, expedited, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's VAS segment. The Company's Truckload Transportation Services segment ("truckload segment") also includes a small amount of non-trucking revenues for the portion of shipments delivered to or from Mexico where it utilizes a third-party carrier, and for a few of its dedicated accounts where the services of third-party carriers are used to meet customer capacity requirements. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS segment, as well as the non-trucking revenues generated by the truckload segment. Trucking revenues accounted for 88% of total operating revenues in 2005, and non-trucking and other operating revenues accounted for 12%.

     Trucking services typically generate revenue on a per-mile basis. Other sources of trucking revenue include fuel surcharges and accessorial revenue such as stop charges, loading/unloading charges, and equipment detention charges. Because fuel surcharge revenues fluctuate in response to changes in the cost of fuel, these revenues are identified separately within the operating statistics table and are excluded from the statistics to provide a more meaningful comparison between periods. Non-trucking revenues generated by a fleet whose operations are part of the truckload segment are included in non-trucking revenue in the operating statistics table so that the revenue statistics in the table are calculated using only the revenues generated by the company-owned and owner-operator trucks. The key statistics used to evaluate trucking revenues, excluding fuel surcharges, are average revenues per tractor per week, the per-mile rates charged to customers, the average monthly miles generated per tractor, the percentage of empty miles, the average trip length, and the average number of tractors in service. General economic conditions, seasonal freight patterns in the trucking industry, and industry capacity are key factors that impact these statistics.

     The Company's most significant resource requirements are qualified drivers, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers that recoup a majority of the increased fuel costs; however, there is no assurance that current recovery levels will continue in future periods. The Company's financial results are also affected by availability of drivers and the market for new and used trucks. Because the Company is self-insured for a significant portion of cargo, personal injury, and property damage claims on its revenue equipment and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

     A common industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses expressed as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. Generally, these expenses vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers, and non-trucking revenues. As discussed further in the comparison of operating results for 2005 to 2004, several industry-wide issues, including high fuel prices and a challenging driver recruiting and retention market, could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). Depreciation expense has been affected by the new engine emission standards that became effective in October 2002 for all newly purchased trucks, which have increased truck purchase costs. The trucking operations require substantial cash expenditures for tractors and trailers. The Company has accelerated its normal three-year replacement cycle for company-owned tractors. These purchases are funded by net cash from operations and financing available under the Company's existing credit facilities, as management deems necessary.

     Non-trucking services provided by the Company, primarily through its VAS division, include freight brokerage, intermodal, multimodal, freight transportation management, and other services. Unlike the Company's trucking operations, the non-trucking operations are less asset-intensive and are instead dependent upon information systems, qualified employees, and the services of other third-party capacity providers. The most significant expense item related to these non-trucking services is the cost of transportation paid by the Company to third-party capacity providers, which is recorded as rent and purchased transportation expense. Other expenses include salaries, wages and benefits and computer hardware and software depreciation. The Company evaluates the non-trucking operations by reviewing the gross margin percentage (revenues less rent and purchased transportation expense expressed as a percentage of revenues) and the operating margin. The operating margin for the non-trucking business is lower than those of the trucking operations, but the return on assets is substantially higher.

Results of Operations

      The following table sets forth certain industry data regarding the freight revenues and operations of the Company for the periods indicated.


                                 2005        2004        2003        2002        2001
                              ----------  ----------  ----------  ----------  ----------
Trucking revenues, net of
  fuel surcharge (1)          $1,493,826  $1,378,705  $1,286,674  $1,215,266  $1,150,361
Trucking fuel surcharge
  revenues (1)                   235,690     114,135      61,571      29,060      46,157
Non-trucking revenues,
  including VAS (1)              230,863     175,490     100,916      89,450      66,739
Other operating revenues (1)      11,468       9,713       8,605       7,680       7,262
                              ----------  ----------  ----------  ----------  ----------
  Operating revenues (1)      $1,971,847  $1,678,043  $1,457,766  $1,341,456  $1,270,519
                              ==========  ==========  ==========  ==========  ==========
Operating ratio
  (consolidated) (2)                91.7%       91.6%       91.9%       92.6%       93.8%
Average revenues per tractor
  per week (3)                $    3,286  $    3,136  $    2,988  $    2,932  $    2,874
Average annual miles per
  tractor                        120,912     121,644     121,716     123,480     123,660
Average annual trips per
  tractor                            187         185         173         166         166
Average total miles per trip         647         657         703         746         744
Average loaded miles per trip        568         583         627         674         670
Total miles (loaded and
  empty) (1)                   1,057,062   1,028,458   1,008,024     984,305     952,003
Average revenues per total
  mile (3)                    $    1.413  $    1.341  $    1.277  $    1.235  $    1.208
Average revenues per loaded
  mile (3)                    $    1.609  $    1.511  $    1.431  $    1.366  $    1.342
Average percentage of empty
  miles                             12.2%       11.3%       10.8%        9.6%       10.0%
Average tractors in service        8,742       8,455       8,282       7,971       7,698
Total tractors (at year end):
   Company                         7,920       7,675       7,430       7,180       6,640
   Owner-operator                    830         925         920       1,020       1,135
                              ----------  ----------  ----------  ----------  ----------
      Total tractors               8,750       8,600       8,350       8,200       7,775
                              ==========  ==========  ==========  ==========  ==========
Total trailers (at year end)      25,210      23,540      22,800      20,880      19,775
                              ==========  ==========  ==========  ==========  ==========

(1) Amounts in thousands
(2) Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues

      The  following  table  sets forth the  revenues,  operating expenses, and operating income for the truckload segment. Revenues for the truckload segment include non-trucking revenues of $12.2 million, $14.4 million, and $11.2 million for 2005, 2004, and 2003, respectively, as described on page 13.

                                          2005                2004                2003
                                    -----------------   -----------------   -----------------
Truckload Transportation Services
  (amounts in 000's)                    $         %         $         %         $         %
---------------------------------   -----------------   -----------------   -----------------
Revenues                            $1,741,828  100.0   $1,506,937  100.0   $1,358,428  100.0
Operating expenses                   1,585,706   91.0    1,371,109   91.0    1,240,282   91.3
                                    ----------          ----------          ----------
Operating income                    $  156,122    9.0   $  135,828    9.0   $  118,146    8.7
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

                                          2005                2004                2003
                                    -----------------   -----------------   -----------------
Truckload Transportation Services
  (amounts in 000's)                    $         %         $         %         $         %
---------------------------------   -----------------   -----------------   -----------------
Revenues                            $1,741,828          $1,506,937          $1,358,428
Less: trucking fuel surcharge
  revenues                             235,690             114,135              61,571
                                    ----------          ----------          ----------
Revenues, net of fuel surcharge      1,506,138  100.0    1,392,802  100.0    1,296,857  100.0
                                    ----------          ----------          ----------
Operating expenses                   1,585,706           1,371,109           1,240,282
Less: trucking fuel surcharge
  revenues                             235,690             114,135              61,571
                                    ----------          ----------          ----------
Operating expenses, net of
  fuel surcharge                     1,350,016   89.6    1,256,974   90.2    1,178,711   90.9
                                    ----------          ----------          ----------
Operating income                    $  156,122   10.4   $  135,828    9.8   $  118,146    9.1
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


                                          2005                2004                2003
                                    -----------------   -----------------   -----------------
Value Added Services (amounts
  in 000's)                             $         %         $         %         $         %
---------------------------------   -----------------   -----------------   -----------------
Revenues                            $  218,620  100.0   $  161,111  100.0   $   89,742  100.0
Rent and purchased transportation
  expense                              196,972   90.1      145,474   90.3       83,387   92.9
                                    ----------          ----------          ----------
Gross margin                            21,648    9.9       15,637    9.7        6,355    7.1
Other operating expenses                13,203    6.0       10,006    6.2        5,901    6.6
                                    ----------          ----------          ----------
Operating income                    $    8,445    3.9   $    5,631    3.5   $      454    0.5
                                    ==========          ==========          ==========


2005 Compared to 2004
---------------------

Operating Revenues

     Operating revenues increased 17.5% in 2005 compared to 2004. Excluding fuel surcharge revenues, trucking revenues increased 8.3% due primarily to a 5.4% increase in average revenues per total mile, excluding fuel surcharges, and a 3.4% increase in the average number of tractors in service, offset by a 0.6% decrease in average annual miles per tractor. Average revenues per total mile, excluding fuel surcharges, increased due to customer rate increases, and, to a lesser extent, a 2.6% decrease in the average loaded trip length. The truckload freight environment was solid during 2005 due to ongoing truck capacity constraints. In comparison to 2004, demand in the months of March to August 2005 was not as strong as the strong freight market of 2004, but freight demand for the remaining months of the year was comparable to the demand in the same periods of 2004.

     The average percentage of empty miles increased to 12.2% in 2005 from 11.3% in 2004. The increase in the empty mile percentage is partially the result of a higher percentage of dedicated trucks in the fleet and a higher percentage of regional shipments with a shorter length of haul. Over the past few years, Werner has grown its dedicated fleets, arrangements in which the Company provides trucks and/or trailers for the
exclusive  use  of  a  specific customer.   For  almost  all  the
Company's dedicated fleet arrangements, dedicated customers pay the Company on an all-miles basis (loaded or empty) to obtain guaranteed truck and/or trailer capacity. For freight management and statistical reporting purposes, Werner classifies a mile without cargo in the trailer as an empty mile (i.e., deadhead mile). Since dedicated fleets generally have a higher percentage of miles without cargo in the trailer and since the Company has been growing its dedicated fleet business, this has contributed to an increase in the Company's reported average empty mile percentage. Excluding the dedicated fleet, the average empty mile percentage would be substantially lower for 2005 and 2004.

     During third and fourth quarter 2005, the Company's sales and marketing team renewed customer contracts and obtained annual base rate increases for a substantial portion of the Company's non-dedicated fleet business that renewed in the second half of 2005. Although the Company has taken steps to minimize or delay certain controllable cost increases, base rate increases continue to be necessary to recoup several inflationary cost increases including driver pay and benefits, truck engine emissions costs, and tolls and to improve the Company's return on assets. The Company met its goals for these base rate increases in the 2005 renewal period.

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, increased to $235.7 million in 2005 from $114.1 million in 2004 in response to higher average fuel prices in 2005. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. The Company's fuel surcharge programs are designed to recoup the higher cost of fuel from customers when fuel prices rise and provide customers with the benefit of lower costs when fuel prices decline. The truckload industry's fuel surcharge standard is a one-cent per mile increase in rate for every five-cent per gallon increase in the Department of Energy ("DOE") weekly retail on-highway diesel prices that are used for most fuel surcharge programs. These programs have historically enabled the Company to recover a significant portion of the fuel price increases. However, the five-cent per gallon brackets only recoup about 80% to 85% of the actual increase in the cost of fuel, due to empty miles not billable to customers, out-of-route miles, truck idle time, and the volatility in fuel prices as prices change rapidly in short periods of time.

     VAS revenues increased 35.7% to $218.6 million in 2005 from $161.1 million in 2004, and gross margin increased 38.4% for the same period. VAS revenues consist primarily of freight brokerage, intermodal, multimodal, freight transportation management, and other services. Most of the revenue growth came from the Company's brokerage and intermodal divisions within VAS. The Company continues to focus on growing the volume of business in this segment, which provides customers with additional sources of capacity.

Operating Expenses

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.7% in 2005 versus 91.6% in 2004. As explained on page 15, the significant increase in fuel expense and related fuel surcharge revenues had the effect of increasing the operating ratio. Because the Company's VAS business operates with a lower operating margin and a significantly higher return on assets than the trucking business, the growth in VAS business in 2005 compared to 2004 also increased the Company's overall operating ratio. The tables on page 15 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

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


                                                           Increase
                                                          (Decrease)
                                          2005      2004   per Mile  % Change
                                         ------------------------------------
     Salaries, wages and benefits        $.532     $.519     $.013       2.5
     Fuel                                 .321      .211      .110      52.1
     Supplies and maintenance             .143      .130      .013      10.0
     Taxes and licenses                   .112      .106      .006       5.7
     Insurance and claims                 .083      .075      .008      10.7
     Depreciation                         .149      .138      .011       8.0
     Rent and purchased transportation    .149      .140      .009       6.4
     Communications and utilities         .019      .018      .001       5.6
     Other                               (.008)    (.003)    (.005)    166.7


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 12.5% in 2005 compared to 12.7% in 2004. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. Because the change in owner-operator miles as a percentage of total miles was only minimal, there was essentially no shift in costs from the rent and purchased transportation category to other expense categories. Over the past year, attracting and retaining owner-operator drivers continued to be very difficult due to high fuel prices and other factors.

     Salaries, wages and benefits for non-drivers increased in 2005 compared to 2004 to support the growth in the VAS segment. The increase in salaries, wages and benefits per mile of 1.3 cents for the truckload segment is primarily the result of increased student driver pay, higher driver pay per mile, and an increase in the number of maintenance employees. Because of the challenging driver recruiting and retention market, discussed below, the Company is training more student drivers as an alternative source of drivers. On August 1, 2004, the Company's previously announced two cent per mile pay raise became effective for company solo drivers in its medium-to-long-haul van division, representing approximately 25% of total company drivers. The Company recovered this pay raise through its customer rate increase negotiations, which occurred in third and fourth quarter 2004.

     The driver recruiting and retention market remains extremely challenging. The supply of truck drivers continues to be constrained due to alternative jobs to truck driving that are available in today's economy and inadequate demographic growth for the industry's targeted driver base over the next several years. The Company continues to focus on driver quality of life issues such as developing more driving jobs with more frequent home time, providing drivers with newer trucks, and maximizing mileage productivity within the federal hours of service regulations. The Company has also placed more emphasis on training drivers. Improved driver recruiting has offset higher driver turnover; however, the Company expects the tight driver market will make it very difficult to add meaningful truck capacity in the near future.

     The Company instituted an optional per diem reimbursement program for eligible company drivers beginning in April 2004. This program increases a company driver's net pay per mile, after taxes. As a result of more drivers electing to participate in the per diem program, driver pay per mile was slightly lower before considering the factors above that increased driver pay per mile, and the Company's effective income tax rate was higher in 2005 compared to 2004. The Company expects the cost of the per diem program to be neutral, because the combined driver pay rate per mile and per diem reimbursement under the per diem program is about one cent per mile lower than mileage pay without per diem reimbursement, which offsets the Company's increased income taxes caused by the nondeductible portion of the per diem. The per diem program increases driver satisfaction through higher net pay per mile. The Company anticipates that the competition for drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and additional increases in driver pay rates were necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), and it will now report in its financial statements the share-based compensation expense for reporting periods beginning in 2006. As of the date of this filing, management believes that adopting the new statement will have a negative impact of approximately two cents per share for the year ending December 31, 2006, representing the expense to be recognized for the unvested portion of awards granted to date, and cannot predict the earnings impact of awards that may be granted in the future.

     Fuel increased 11.0 cents per mile for the truckload segment due primarily to higher average diesel fuel prices. Average fuel prices in 2005 were 56 cents a gallon, or 47%, higher than in 2004. Higher fuel costs, after considering the amounts collected from customers through fuel surcharge programs and the cost impact of owner-operator fuel reimbursements (which is included in rent and purchased transportation expense) and lower fuel mile per gallon ("mpg") due to truck engine emissions changes, had a ten-cent negative impact on earnings per share in 2005 compared to 2004. Company data continues to indicate an approximate 5% fuel mpg degradation for trucks with post-October 2002 engines (89% of the company-owned truck fleet as of December 31, 2005 compared to 47% as of December 31, 2004). As the Company replaces the remaining 11% of the trucks in its fleet that have the pre-October 2002 engines with trucks with the post-October 2002 engines, fuel cost per mile is expected to increase further due to the lower mpg. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Diesel fuel prices for the first six weeks of 2006 averaged 38 cents a gallon, or 26%, higher than average fuel prices for first quarter 2005. If diesel fuel prices remain at the average price for the first six weeks of 2006, the Company estimates that fuel will have a negative impact on first quarter 2006 earnings compared to first quarter 2005 earnings of three cents to four cents per share. The Company includes the following items in the calculation of the estimated impact of higher fuel costs on earnings: fuel pricing, fuel reimbursement to owner-operator drivers, lower  fuel mpg  due  to  the  increasing  percentage of company-owned trucks with post-October 2002 engines, and anticipated fuel surcharge reimbursement. It is difficult to estimate the impact of higher fuel costs on earnings because of changing fuel pricing trends, the temporary lag effect of rapidly changing fuel prices on fuel surcharge revenues, and other factors. The actual impact of fuel costs on earnings could be higher or lower than estimated due to these factors.

     Supplies and maintenance for the truckload segment increased
1.3 cents on a per-mile basis in 2005 due primarily to increases in repair expenses for an increased number of trucks sold by the Company's Fleet Truck Sales subsidiary and higher costs to maintain the Company's trailer fleet. Higher driver recruiting costs (including driver advertising, transportation and lodging) and higher toll expense related to state toll rate increases also contributed to a smaller portion of the increase.

     Taxes and licenses for the truckload segment increased 0.6 cents per total mile due primarily to the effect of the fuel mpg degradation for company-owned trucks with post-October 2002 engines on the per-mile cost of federal and state diesel fuel taxes, as well as increases in some state tax rates.

     Insurance and claims for the truckload segment increased 0.8 cents on a per-mile basis, primarily related to higher negative development on existing liability insurance claims. Cargo claims expense was essentially flat on a per-mile basis compared to 2004. The Company renewed its liability insurance policies on August 1, 2005. See Item 3 "Legal Proceedings" for information on the Company's coverage levels for personal injury and property damage since August 1, 2002. Liability insurance premiums for the policy year beginning August 1, 2005 were approximately the same as the previous policy year. The Company is unable to predict whether the trend of increasing insurance and claims expense will continue in the future.

     Depreciation expense for the truckload segment increased 1.1 cents on a per-mile basis in 2005 due primarily to higher costs of new tractors with the post-October 2002 engines. As of December 31, 2005, approximately 89% of the company-owned truck fleet consisted of trucks with the post-October 2002 engines, compared to 47% at December 31, 2004. As the Company replaces the remaining 11% of the trucks in its fleet that have the pre-October 2002 engines with trucks with the post-October 2002 engines, depreciation expense is expected to increase.

     Rent and purchased transportation consists mainly of payments to third-party capacity providers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. As shown in the VAS statistics table under the "Results of Operations" heading on page 15, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 90.1% in 2005 compared to 90.3% in 2004, resulting in a higher gross margin in 2005. As the truck capacity market tightened during 2005, it became more difficult to find qualified truckload capacity to meet VAS customer freight needs, especially in the latter part of the year. However, the Company's marketing efforts continued to successfully expand its VAS qualified carrier base in a constrained capacity market, ending the year with 3,600 qualified broker carriers. The Company expects a tight truckload capacity market in 2006 with the extremely challenging driver market and historically high fuel prices. During fourth quarter 2005, VAS expanded its small, but growing, intermodal presence by agreeing to manage a fleet of Union Pacific-owned containers for intermodal freight shipments. The Company pays a daily fee per container to Union Pacific ("UP") for any days that the containers are not in transit in the UP network. As of December 2005, VAS Intermodal was managing 400 UP containers. VAS
Intermodal has the option to, and expects to, increase the number of the UP containers in 2006 as it further develops its intermodal freight program.

     Rent and purchased transportation for the truckload segment increased 0.9 cents per total mile in 2005. Higher fuel prices necessitated higher reimbursements to owner-operators for fuel, which resulted in an increase of 1.1 cents per total mile. The Company's customer fuel surcharge programs do not differentiate between miles generated by Company-owned trucks and miles generated by owner-operator trucks; thus, the increase in owner-operator fuel reimbursements is included with Company fuel expenses in calculating the per-share impact of higher fuel costs on earnings. The Company has experienced difficulty recruiting and retaining owner-operators for over three years because of challenging operating conditions. This has resulted in a reduction in the number of owner-operator tractors to 830 as of December 31, 2005 from 925 as of December 31, 2004. However, the Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers were to occur and increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained. Payments to third-party capacity providers used for portions of shipments delivered to or from Mexico and by a few dedicated fleets in the truckload segment decreased by 0.2 cents per mile, partially offsetting the overall increase for the truckload segment.

     Other operating expenses for the truckload segment decreased
0.5 cents per mile in 2005. Gains on sales of assets, primarily trucks, are reflected as a reduction of other operating expenses and are reported net of sales-related expenses, including costs to prepare the equipment for sale. Gains on sales of assets increased to $11.0 million in 2005 from $9.3 million in 2004, due to increased unit sales, partially offset by an increased ratio of traded trucks to sold trucks. The Company's wholly-owned used truck retail network, Fleet Truck Sales, is one of the largest class 8 truck sales entities in the United States, with 17 locations, and has been in operation since 1992. Fleet Truck Sales continues to be a resource for the Company to remarket its used trucks. Other operating expenses also include bad debt expense and professional service fees. The remaining decrease in other operating expenses in 2005 is due primarily to a reduction in computer consulting fees as consultants were hired by the Company, resulting in a reduction in other operating expense, but an increase in salaries, wages and benefits expense.

     The Company recorded $0.7 million of interest expense in 2005 versus virtually no interest expense in 2004. The Company incurred debt of $60.0 million during the fourth quarter of 2005 and had no debt outstanding throughout 2004. The Company repaid $35.0 million of its debt in January 2006 and expects to pay down the remaining debt during the first half of 2006, due to expected lower net capital expenditures. Interest income for the Company increased to $3.4 million in 2005 from $2.6 million in 2004 due to improved interest rates, partially offset by a declining cash balance throughout 2005.

     The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes)
increased  to  41.0% in 2005 from 39.2% in 2004, as described  in
Note  4  of the Notes to Consolidated Financial Statements  under
Item 8 of this Form 10-K. The income tax rate increased in 2005 because of higher non-deductible expenses for tax purposes related to the implementation of a per diem pay program for student drivers in fourth quarter 2003 and a per diem pay program for eligible company drivers in April 2004. The Company does not expect its effective income tax rate to increase in 2006.

2004 Compared to 2003
---------------------

Operating Revenues

     Operating revenues increased 15.1% in 2004 compared to 2003. Excluding fuel surcharge revenues, trucking revenues increased 7.2% due primarily to a 5.0% increase in average revenues per total mile, excluding fuel surcharges, and a 2.1% increase in the average number of tractors in service. Average revenues per total mile, excluding fuel surcharges, increased due to customer rate increases, an improvement in freight selection, and a 7.0% decrease in the average loaded trip length due to growth in the Company's dedicated fleet. Part of the growth in the dedicated fleet was offset by a decrease in the Company's medium-to-long-haul van fleet. Dedicated fleet business tends to have lower miles per trip, a higher empty mile percentage, a higher rate per loaded mile, and lower miles per truck. The growth in dedicated business had a corresponding effect on these same operating statistics, as reported above, for the entire Company. During 2004, the truckload freight environment strengthened due to ongoing truck capacity constraints and a steadily improving economy.

     Beginning in August 2004, the Company's sales and marketing team met with customers to negotiate annual rate increases to recoup the significant cost increases in fuel, driver pay, equipment, and insurance and to improve margins. Much of the
Company's non-dedicated contractual business renewed in the latter part of third quarter and fourth quarter. As a result of these efforts, average revenues per total mile, net of fuel surcharges, rose seven cents a mile, or 5.3%, sequentially from second quarter 2004 to fourth quarter 2004.

     Fuel surcharge revenues increased to $114.1 million in 2004 from $61.6 million in 2003 due to higher average fuel prices in 2004. These surcharge programs, which automatically adjust depending on the DOE weekly retail on-highway diesel prices, continued in effect throughout 2004. Typical programs specify a base price per gallon when surcharges can begin to be billed. Above this price, the Company bills a surcharge rate per mile when the price per gallon falls in a bracketed range of fuel prices. When fuel prices increase, fuel surcharges recoup a lower percentage of the incrementally higher costs due to the impact of inadequate recovery for empty miles not billable to customers, out-of-route miles, truck idle time, and "bracket creep". "Bracket creep" occurs when fuel prices approach the upper limit of the bracketed range, but a higher surcharge rate per mile cannot be billed until the fuel price per gallon reaches the next bracket. Also, the DOE survey price used for surcharge contracts changes once a week while fuel prices change more frequently. Because collections of fuel surcharges typically trail fuel price changes, rapid fuel price increases cause a temporarily unfavorable effect of fuel prices increasing more rapidly than fuel surcharge revenues. This effect typically reverses when fuel prices fall.

     VAS revenues increased to $161.1 million in 2004 from $89.7 million in 2003, or 79.5%, and gross margin increased 146.1% for the same period. Most of this revenue growth came from the Company's brokerage group within VAS. During 2004, the expansion of the Company's VAS services assisted customers by providing needed capacity while driving cost out of their freight network.

Operating Expenses

     The Company's operating ratio was 91.6% in 2004 versus 91.9% in 2003. Because the Company's VAS business operates with a lower operating margin and a higher return on assets than the trucking business, the substantial growth in VAS business in 2004 compared to 2003 affected the Company's overall operating ratio. As explained on page 15, the significant increase in fuel expense and related fuel surcharge revenues also affected the operating ratio. The tables on page 15 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

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

                                                           Increase
                                                          (Decrease)
                                          2004      2003   per Mile  % Change
                                         ------------------------------------
     Salaries, wages and benefits        $.519     $.502     $.017       3.4
     Fuel                                 .211      .158      .053      33.5
     Supplies and maintenance             .130      .117      .013      11.1
     Taxes and licenses                   .106      .103      .003       2.9
     Insurance and claims                 .075      .072      .003       4.2
     Depreciation                         .138      .132      .006       4.5
     Rent and purchased transportation    .140      .131      .009       6.9
     Communications and utilities         .018      .016      .002      12.5
     Other                               (.003)    (.001)    (.002)    200.0


     Owner-operator miles as a percentage of total miles were 12.7% in 2004 compared to 12.6% in 2003. Because the change in owner-operator miles as a percentage of total miles was only minimal, there was essentially no shift in costs to the rent and purchased transportation category from other expense categories. During 2004, attracting and retaining owner-operator drivers was difficult due to the challenging operating conditions.

     Salaries, wages and benefits for non-drivers increased in 2004 compared to 2003 to support the growth in the VAS segment. The increase in salaries, wages and benefits per mile of 1.7 cents for the truckload segment is primarily the result of higher driver pay per mile. On August 1, 2004, the Company's previously announced two cent per mile pay raise became effective for company solo drivers in its medium-to-long-haul van division, representing approximately 25% of total drivers. The Company recovered  a  substantial portion of this pay raise  through  its customer rate increase negotiations. As a result of the new hours of service regulations effective at the beginning of 2004, the Company increased driver pay in the non-dedicated fleets for multiple stop shipments. Additional revenue from increased rates per stop offset most of the increased driver pay. The increase in dedicated business as a percentage of total trucking business also contributed to the increase in driver pay per mile as dedicated drivers are usually compensated at a higher rate per mile due to the lower average miles per truck. The Company's dedicated fleets also typically have higher amounts of loading/unloading pay and minimum pay.

     During the last quarter of 2003, the market for recruiting experienced drivers tightened. The Company experienced initial improvement in driver turnover after announcing the two-cent per mile pay raise that became effective in August 2004; however, that improvement has been difficult to sustain. Alternative jobs with an improving economy, weak population demographics, and competitor pay raises are expected to keep the driver market challenging. In 2004, the Company expanded its student-driver training program to attract more drivers to the Company and the industry. The Company also offered an increasing percentage of driving jobs with more frequent home time in its dedicated, regional, and network-optimization fleets. The Company instituted an optional per diem reimbursement program for eligible company drivers (approximately half of total non-student company drivers) beginning in April 2004. This program increases a company driver's net pay per mile, after taxes. As a result, driver pay per mile was slightly lower before considering the factors above that increased driver pay per mile, and the Company's effective income tax rate was higher in 2004 compared to 2003.

     Fuel increased 5.3 cents per mile for the truckload segment due primarily to higher average diesel fuel prices. Average fuel prices in 2004 were 30 cents a gallon, or 32%, higher than in 2003. Fuel expense, after considering the amounts collected from customers through fuel surcharge programs, net of reimbursement to owner-operators, had an eight-cent negative impact on 2004 earnings per share compared to 2003 earnings per share. In addition to the increase in fuel prices, company data indicated that the fuel mpg degradation for trucks with post-October 2002 engines (47% of the company-owned truck fleet as of December 31, 2004) was a reduction of approximately 5%. As of December 31, 2004, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Supplies and maintenance for the truckload segment increased
1.3 cents on a per-mile basis in 2004 due primarily to increases in the cost of over-the-road repairs and an increase in maintenance on equipment sales related to a larger number of tractors sold through the Company's Fleet Truck Sales subsidiary in 2004 versus 2003. Over-the-road ("OTR") repairs increased as a result of the increase in dedicated-fleet trucks, which typically do not have as much maintenance performed at company terminals. The Company includes the higher cost of OTR maintenance in its dedicated pricing models. Higher driver recruiting costs (including driver advertising) and driver travel and lodging also contributed to a small portion of the increase.

     Insurance and claims for the truckload segment increased 0.3 cents on a per-mile basis, primarily related to liability claims.
Cargo claims expense was essentially flat on a per-mile basis compared to 2003.

     The Company renewed its liability insurance policies on August 1, 2004. Effective August 1, 2004, the Company became responsible for the first $2.0 million per claim (previously $500,000 per claim). See Item 3 "Legal Proceedings" for information on the Company's coverage levels for personal injury and property damage since August 1, 2002. The increased Company retention from $500,000 to $2.0 million was due to changes in the trucking insurance market and was similar to increased claim retention levels experienced by other truckload carriers. Liability insurance premiums for the policy year beginning August 1, 2004 decreased approximately $0.4 million due to the higher retention level.

     Depreciation expense for the truckload segment increased 0.6 cents on a per-mile basis in 2004 due primarily to higher costs of new tractors with the post-October 2002 engines.

     Rent and purchased transportation consists mainly of payments to third-party capacity providers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. Rent and purchased transportation for the truckload segment increased 0.9 cents per total mile as higher fuel prices necessitated higher reimbursements to owner-operators for fuel. The Company has experienced difficulty recruiting and retaining owner-operators for over two years because of challenging operating conditions. Payments to third-party capacity providers used for portions of shipments delivered to or from Mexico and by a few dedicated fleets in the truckload segment contributed 0.2 cents of the total per-mile increase for the truckload segment.

     As shown in the VAS statistics table under the "Results of Operations" heading on page 15, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 90.3% in 2004 compared to 92.9% in 2003, resulting in a higher gross margin in 2004. An improving truckload freight environment in 2004 resulted in improved customer rates for the VAS segment. Additionally, to support the ongoing growth within VAS, the group has increased its number of approved third-party providers. This larger carrier base allows VAS to more competitively match customer freight with available capacity, resulting in improved margins.

     Other operating expenses for the truckload segment decreased
0.2 cents per mile in 2004. Gains on sales of assets, primarily trucks, were $9.3 million in 2004 compared to $7.6 million in 2003. In 2004, the Company sold about three-fourths of its used trucks to third parties and traded about one-fourth. In 2003, the Company sold about two-thirds of its used trucks and traded about one-third. Gains increased due to a larger number of trucks sold in 2004, with a lower average gain per truck. In July 2004, the Company also began recording gains on certain tractor trades in accordance with EITF 86-29. In 2002, 2003, and the first six months of 2004, the excess of the trade price over the net book value of the trucks exchanged reduced the cost basis of new trucks. This change did not have a material impact on the Company's results of operations. Other operating expenses also include bad debt expense and professional service fees. The Company incurred approximately $0.7 million in professional fees in 2004 in connection with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

     The Company recorded essentially no interest expense in 2004, as it repaid its last remaining debt in December 2003. Interest income for the Company increased to $2.6 million in 2004 from $1.7 million in 2003 due to higher average cash balances in 2004 compared to 2003.

     The Company's effective income tax rate increased from 37.5% in 2003 to 39.2% in 2004, as described in Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. The income tax rate increased in 2004 because of higher non-deductible expenses for tax purposes related to the implementation of a per diem pay program for student drivers in fourth quarter 2003 and a per diem pay program for eligible company drivers in April 2004.

Liquidity and Capital Resources

     During the year ended December 31, 2005, the Company generated cash flow from operations of $172.5 million, a 23.9% decrease ($54.1 million) in cash flow compared to the year ended December 31, 2004. The decrease in cash flow from operations is due primarily to larger federal income tax payments in 2005 and an increase in days sales in accounts receivable, offset by higher depreciation expense for financial reporting purposes related to the higher cost of the post-October 2002 engines and higher net income. Income taxes paid during 2005 totaled $99.2 million compared to $42.9 million in 2004. This increase was related to recent tax law changes resulting in the reversal of certain tax strategies implemented in 2001 and lower income tax depreciation in 2005 due to the bonus tax depreciation provision that expired on December 31, 2004. The Company made federal income tax payments of $22.5 million related to the reversal of the tax strategies in second quarter 2005. Cash flow from operations increased $19.1 million in 2004 compared to 2003, or 9.2%, as the Company returned to a normal tractor replacement cycle in 2004 after purchasing fewer trucks in 2003. The cash flow from operations and existing cash balances, supplemented by borrowings under its existing credit facilities, enabled the Company to make net capital expenditures and pay dividends as discussed below.

     Net cash used in investing activities increased 52.1% ($100.8 million) to $294.3 million in 2005 from $193.5 million in 2004. The large increase was due primarily to the Company purchasing more new tractors in 2005 to reduce the average age of its truck fleet, as compared to a more normal tractor replacement cycle in 2004. The 90.5% increase ($91.9 million) from 2003 to 2004 was due primarily to the Company purchasing fewer new tractors in 2003 following its accelerated purchases of tractors with pre-October 2002 engines in the latter part of 2002 in advance of the first phase of new EPA engine emissions standards. As of December 31, 2005, approximately 89% of the company-owned truck fleet consisted of trucks with the new engines, and the average age of the Company's truck fleet was 1.23 years. The Company's goal is to keep its fleet as new as possible during 2006. Net capital expenditures in 2006 are expected to return to more normal levels, with lower than normal expected truck purchases in the first half of 2006.

     As  of  December  31, 2005, the  Company  has  committed  to property and equipment purchases, net of trades, of approximately
$33.1  million.   The Company intends to fund these  net  capital
expenditure commitments through cash flow from operations.

     Net financing activities provided $48.9 million in 2005 and used $25.7 million and $33.8 million in 2004 and 2003, respectively. The change from 2004 to 2005 resulted from borrowings of $60.0 million in the fourth quarter of 2005 to fund a portion of the Company's net capital expenditures, as described above. Through the date of this report, the Company has repaid $35.0 million of the total $60.0 million of debt outstanding on December 31, 2005 and expects to repay the remaining $25.0 million during the first half of 2006. The Company paid dividends of $11.9 million in 2005, $9.5 million in 2004, and $6.5 million in 2003. The Company increased its quarterly dividend rate by $.005 per share beginning with the dividend paid in July 2005, and by $0.01 per share beginning with the dividend paid in July 2004. Financing activities also included common stock repurchases of $1.6 million in 2005, $21.6 million in 2004, and $13.5 million in 2003. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. The Company's Board of Directors has authorized the repurchase of up to 3,965,838 shares. As of December 31, 2005, the Company had purchased 257,038 shares pursuant to this authorization and had 3,708,800 shares remaining available for repurchase.

     Management believes the Company's financial position at December 31, 2005 is strong. As of December 31, 2005, the Company had $36.6 million of cash and cash equivalents and $862.5 million of stockholders' equity. As of December 31, 2005, the Company had $125.0 million of credit pursuant to credit facilities, of which it had borrowed $60.0 million. The remaining $65.0 million of credit available under these facilities is further reduced by the $37.2 million in letters of credit the Company maintains. These letters of credit are primarily required as security for insurance policies. As of December 31, 2005, the Company had no non-cancelable revenue equipment operating leases, and therefore, had no off-balance sheet revenue equipment debt. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments

     The following tables set forth the Company's contractual obligations and commercial commitments as of December 31, 2005.


                                Payments Due by Period
                                    (in millions)
                                           Less than     1-3     4-5     Over 5
      Contractual Obligations    Total       1 year     years   years    years
----------------------------------------------------------------------------------
Long-term debt, including
  current maturities            $  60.0     $  60.0     $   -   $   -    $   -
                                -------     -------     -----   -----    -----
Total contractual cash
  obligations                   $  60.0     $  60.0     $   -   $   -    $   -
                                =======     =======     =====   =====    =====


                    Amount of Commitment Expiration Per Period
                                    (in millions)


                                 Total
      Other Commercial          Amounts    Less than     1-3     4-5     Over 5
        Commitments            Committed     1 year     years   years    years
----------------------------------------------------------------------------------
Unused lines of credit          $  27.8     $  25.0     $ 2.8   $   -    $   -
Standby letters of credit          37.2        37.2         -       -        -
Other commercial commitments       33.1        33.1         -       -        -
                                -------     -------     -----   -----    -----
Total commercial commitments    $  98.1     $  95.3     $ 2.8   $   -    $   -
                                =======     =======     =====   =====    =====


     The Company has committed credit facilities with two banks totaling $125.0 million, of which it had borrowed $60.0 million. These credit facilities bear variable interest (4.8% at December 31, 2005) based on the London Interbank Offered Rate ("LIBOR"). The credit available under these facilities is further reduced by the amount of standby letters of credit the Company maintains.

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

     The Company's most significant resource requirements are qualified drivers, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers. The Company's financial results are also affected by availability of drivers and the market for new and used trucks. Because the Company is self-insured for a significant portion of its cargo, personal injury, and property damage claims on its trucks and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although the Company's normal replacement cycle for tractors is three years, the Company calculates depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate, which approximates the continuing declining market value of the tractors, in those instances in which a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. The Company continually monitors the adequacy of the lives and salvage values used in calculating depreciation expense and adjusts these assumptions appropriately when warranted.
     * Impairment of long-lived assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net cash flows, it is not recoverable. The Company does not separately identify assets by operating segment, as tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of the Company's long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all assets of the Company. Long-lived assets classified as held for sale are reported at the lower of their carrying amount or fair value less costs to sell.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and long-term) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates, including negative development, and estimates of incurred-but-not-reported losses based upon past experience. The Company's self-insurance reserves are reviewed by an actuary every six months.
     * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider is utilized to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishes customer pricing separately from carrier rate negotiations, generally has discretion in carrier selection, and/or has credit risk on the shipment, the Company records both revenues for the dollar value of services billed by the Company to the customer and rent and purchased transportation expense for the costs of transportation paid by the Company to the third-party provider upon delivery of the shipment. In the absence of the conditions listed above, the Company records revenues net of expenses related to third-party providers.
     * Accounting for income taxes. Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed to be necessary due to the Company's profitable operations. Accordingly, if the facts or financial circumstances were to change, thereby impacting the likelihood of realizing the deferred income tax assets, judgment would need to be applied to determine the amount of valuation allowance required in any given period.

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

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
           RISK

     The Company is exposed to market risk from changes in interest and foreign currency exchange rates and commodity prices.

Interest Rate Risk

     The Company had $60.0 million of variable rate debt outstanding at December 31, 2005. The interest rates on the variable rate debt are based on the London Interbank Offered Rate ("LIBOR"). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $600,000. The Company has no derivative financial instruments to reduce its exposure to interest rate increases.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, refining capacity, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for 2005 and prior years. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows. To date, virtually all foreign revenues are denominated in U.S. dollars, and the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce direct foreign currency risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Werner Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2005, listed in Item 15(a)(2) of this Form 10-
K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Werner Enterprises, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 1, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                              KPMG LLP
Omaha, Nebraska
February 1, 2006

                    WERNER ENTERPRISES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
            (In thousands, except per share amounts)


                                          Years Ended December 31,
                                      --------------------------------
                                         2005       2004       2003
                                      ---------- ---------- ----------
Operating revenues                    $1,971,847 $1,678,043 $1,457,766
                                      ---------- ---------- ----------

Operating expenses:
  Salaries, wages and benefits           574,893    544,424    513,551
  Fuel                                   340,622    218,095    160,465
  Supplies and maintenance               154,719    138,999    123,680
  Taxes and licenses                     118,853    109,720    104,392
  Insurance and claims                    88,595     76,991     73,032
  Depreciation                           162,462    144,535    135,168
  Rent and purchased transportation      354,335    289,186    215,463
  Communications and utilities            20,468     18,919     16,480
  Other                                   (7,711)    (4,154)    (1,969)
                                      ---------- ---------- ----------
     Total operating expenses          1,807,236  1,536,715  1,340,262
                                      ---------- ---------- ----------

Operating income                         164,611    141,328    117,504
                                      ---------- ---------- ----------

Other expense (income):
  Interest expense                           672         13      1,099
  Interest income                         (3,381)    (2,580)    (1,699)
  Other                                      261        198        128
                                      ---------- ---------- ----------
     Total other income                   (2,448)    (2,369)      (472)
                                      ---------- ---------- ----------

Income before income taxes               167,059    143,697    117,976
Income taxes                              68,525     56,387     44,249
                                      ---------- ---------- ----------

Net income                            $   98,534 $   87,310 $   73,727
                                      ========== ========== ==========

Earnings per share:
  Basic                               $     1.24 $     1.10 $     0.92
                                      ========== ========== ==========
  Diluted                             $     1.22 $     1.08 $     0.90
                                      ========== ========== ==========

Weighted-average common shares
  outstanding:
  Basic                                   79,393     79,224     79,828
                                      ========== ========== ==========
  Diluted                                 80,701     80,868     81,668
                                      ========== ========== ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)

                                                                December 31,
                                                         --------------------------
                    ASSETS                                  2005            2004
                                                         ----------      ----------
Current assets:
  Cash and cash equivalents                              $   36,583      $  108,807
  Accounts receivable, trade, less allowance
    of $8,357 and $8,189, respectively                      240,224         186,771
  Other receivables                                          19,914          11,832
  Inventories and supplies                                   10,951           9,658
  Prepaid taxes, licenses, and permits                       18,054          15,292
  Current deferred income taxes                              20,940               -
  Other current assets                                       20,966          18,896
                                                         ----------      ----------
     Total current assets                                   367,632         351,256
                                                         ----------      ----------
Property and equipment, at cost:
  Land                                                       26,279          25,008
  Buildings and improvements                                110,275         105,493
  Revenue equipment                                       1,262,112       1,100,596
  Service equipment and other                               157,098         143,552
                                                         ----------      ----------
     Total property and equipment                         1,555,764       1,374,649
     Less - accumulated depreciation                        553,157         511,651
                                                         ----------      ----------
                 Property and equipment, net              1,002,607         862,998
                                                         ----------      ----------
Other non-current assets                                     15,523          11,521
                                                         ----------      ----------
                                                         $1,385,762      $1,225,775
                                                         ==========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $   52,387      $   49,618
  Current portion of long-term debt                          60,000               -
  Insurance and claims accruals                              62,418          55,095
  Accrued payroll                                            21,274          19,579
  Current deferred income taxes                                   -          15,569
  Other current liabilities                                  21,838          17,705
                                                         ----------      ----------
     Total current liabilities                              217,917         157,566
                                                         ----------      ----------
Other long-term liabilities                                     526             301
Deferred income taxes                                       209,868         210,739
Insurance and claims accruals, net of current
  portion                                                    95,000          84,000
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 200,000,000
    shares authorized; 80,533,536 shares
    issued; 79,420,443 and 79,197,747
    shares outstanding, respectively                            805             805
  Paid-in capital                                           105,074         106,695
  Retained earnings                                         777,260         691,035
  Accumulated other comprehensive loss                         (259)           (861)
  Treasury stock, at cost; 1,113,093 and
    1,335,789 shares, respectively                          (20,429)        (24,505)
                                                         ----------      ----------
     Total stockholders' equity                             862,451         773,169
                                                         ----------      ----------
                                                         $1,385,762      $1,225,775
                                                         ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)


                                          Years Ended December 31,
                                     --------------------------------
                                         2005       2004       2003
                                     ---------- ---------- ----------
Cash flows from operating activities:
  Net income                           $ 98,534   $ 87,310   $ 73,727
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation                        162,462    144,535    135,168
    Deferred income taxes               (37,380)    12,517     (5,480)
    Gain on disposal of operating
      equipment                         (11,026)    (9,735)    (7,557)
    Tax benefit from exercise of
      stock options                       1,617      3,225      2,863
    Other long-term assets                 (795)       408      1,023
    Insurance and claims accruals,
      net of current portion             11,000     13,000     23,500
    Other long-term liabilities             225          -          -
    Changes in certain working
      capital items:
      Accounts receivable, net          (53,453)   (34,310)   (20,572)
      Prepaid expenses and other
        current assets                  (14,207)    (4,261)     6,358
      Accounts payable                    2,769      8,715     (9,643)
      Accrued and other current
        liabilities                      12,746      5,178      8,087
                                     ---------- ---------- ----------
    Net cash provided by operating
      activities                        172,492    226,582    207,474
                                     ---------- ---------- ----------

Cash flows from investing activities:
  Additions to property and equipment  (414,112)  (294,288)  (158,351)
  Retirements of property and
    equipment                           114,903     98,098     54,754
  Decrease in notes receivable            4,957      2,703      2,052
                                     ---------- ---------- ----------
    Net cash used in investing
      activities                       (294,252)  (193,487)  (101,545)
                                     ---------- ---------- ----------

Cash flows from financing activities:
  Proceeds from issuance of short-
    term debt                            60,000          -          -
  Repayments of long-term debt                -          -    (20,000)
  Dividends on common stock             (11,904)    (9,506)    (6,466)
  Payment of stock split fractional
    shares                                    -          -         (9)
  Repurchases of common stock            (1,573)   (21,591)   (13,476)
  Stock options exercised                 2,411      5,424      6,167
                                     ---------- ---------- ----------
    Net cash provided by (used in)
      financing activities               48,934    (25,673)   (33,784)
                                     ---------- ---------- ----------
Effect of exchange rate fluctuations
  on cash                                   602        (24)      (621)
Net increase (decrease) in cash and
  cash equivalents:                     (72,224)     7,398     71,524

Cash and cash equivalents, beginning
  of year                               108,807    101,409     29,885
                                     ---------- ---------- ----------
Cash and cash equivalents, end of
  year                                 $ 36,583   $108,807   $101,409
                                     ========== ========== ==========
Supplemental disclosures of cash flow
  information:
  Cash paid during year for:
    Interest                           $    561   $     13   $  1,148
    Income taxes                         99,170     42,850     34,401
Supplemental disclosures of non-cash
  investing activities:
  Notes receivable issued upon sale
    of revenue equipment               $  8,164   $  4,079   $  2,566


The accompanying notes are an integral part of these consolidated financial statements.

                     WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             INCOME
       (In thousands, except share and per share amounts)

                                                                Accumulated
                                                                   Other                     Total
                                 Common   Paid-In   Retained   Comprehensive   Treasury   Stockholders'
                                 Stock    Capital   Earnings   Income (Loss)     Stock       Equity
                               --------------------------------------------------------------------------
BALANCE, December 31, 2002        $805   $107,366   $547,467      $(216)      $ (7,779)     $647,643

Purchases of 764,500 shares
  of common stock                    -          -          -          -        (13,476)      (13,476)
Dividends on common stock
  ($.090 per share)                  -          -     (7,183)         -              -        (7,183)
Payment of stock split
  fractional shares                  -         (9)         -          -              -            (9)
Exercise of stock options,
  752,591 shares, including
  tax benefits                       -      1,349          -          -          7,681         9,030
Comprehensive income (loss):
  Net income                         -          -     73,727          -              -        73,727
  Foreign currency translation
    adjustments                      -          -          -       (621)             -          (621)
                                  ----   --------   --------      -----       --------      --------
  Total comprehensive income
    (loss)                           -          -     73,727       (621)             -        73,106
                                  ----   --------   --------      -----       --------      --------

BALANCE, December 31, 2003         805    108,706    614,011       (837)       (13,574)      709,111

Purchases of 1,173,200 shares
  of common stock                    -          -          -          -        (21,591)      (21,591)
Dividends on common stock
  ($.130 per share)                  -          -    (10,286)         -              -       (10,286)
Exercise of stock options,
  656,676 shares, including
  tax benefits                       -     (2,011)         -          -         10,660         8,649
Comprehensive income (loss):
  Net income                         -          -     87,310          -              -        87,310
  Foreign currency translation
    adjustments                      -          -          -        (24)             -           (24)
                                  ----   --------   --------      -----       --------      --------
  Total comprehensive income
    (loss)                           -          -     87,310        (24)             -        87,286
                                  ----   --------   --------      -----       --------      --------

BALANCE, December 31, 2004         805    106,695    691,035       (861)       (24,505)      773,169

Purchases of 88,000 shares
  of common stock                    -          -          -          -         (1,573)       (1,573)
Dividends on common stock
  ($.155 per share)                  -          -    (12,309)         -              -       (12,309)
Exercise of stock options,
  310,696 shares, including
  tax benefits                       -     (1,621)         -          -          5,649         4,028
Comprehensive income (loss):
  Net income                         -          -     98,534          -              -        98,534
  Foreign currency translation
    adjustments                      -          -          -        602              -           602
                                  ----   --------   --------      -----       --------      --------

  Total comprehensive income
    (loss)                           -          -     98,534        602              -        99,136
                                  ----   --------   --------      -----       --------      --------

BALANCE, December 31, 2005        $805   $105,074   $777,260      $(259)      $(20,429)     $862,451
                                  ====   ========   ========      =====       ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Werner Enterprises, Inc. (the "Company") is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, the Federal and Provincial Transportation Departments in Canada, the Secretary of Communication and Transportation in Mexico, and various state regulatory commissions. The Company maintains a diversified freight base and is not dependent on a small group of customers or a specific industry for a majority of its freight, which limits concentrations of credit risk. One customer generated approximately 10% of total revenues for 2005 and approximately 9% of total revenues for 2004 and 2003.

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

Property, Equipment, and Depreciation

     Additions and improvements to property and equipment are capitalized at cost, while maintenance and repair expenditures are charged to operations as incurred. Gains and losses on the sale or exchange of equipment are recorded in other operating expenses. Prior to July 1, 2005, if equipment was traded rather than sold and cash involved in the exchange was less than 25% of the fair value of the exchange, the cost of new equipment was recorded at an amount equal to the lower of the monetary consideration paid plus the net book value of the traded property or the fair value of the new equipment.

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


                                         Lives         Salvage Values
                                       ----------     ----------------
        Building and improvements       30 years             0%
        Tractors                         5 years            25%
        Trailers                        12 years             0%
        Service and other equipment    3-10 years            0%


     Although the Company's normal replacement cycle for tractors is three years, the Company calculates depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate, which approximates the continuing declining value of the tractors, in those instances in which a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with the Company's five-year life, 25% salvage value as compared to a three-year life, 55% salvage value.

Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net cash flows, it is not recoverable. The Company does not separately identify assets by operating segment, as tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of the Company's long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all assets of the Company. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less costs to sell.

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

     The Company has been responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, the Company increased its self-insured retention ("SIR") amount to $2.0 million per occurrence. The Company is also responsible for varying annual aggregate amounts of liability for claims in excess of the self-insured retention. The following table reflects the self-insured retention levels and aggregate amounts of liability for personal injury and property damage claims since August 1, 2002:

                                                        Primary Coverage
        Coverage Period           Primary Coverage       SIR/deductible
------------------------------    ----------------     ------------------
August 1, 2002 - July 31, 2003      $3.0 million         $500,000 (1)
August 1, 2003 - July 31, 2004      $3.0 million         $500,000 (2)
August 1, 2004 - July 31, 2005      $5.0 million         $2.0 million (3)
August 1, 2005 - July 31, 2006      $5.0 million         $2.0 million (4)



(1) Subject to an additional $1.5 million aggregate in the $0.5 to $1.0 million layer, a $1.0 million aggregate in the $1.0 to $2.0 million layer, no aggregate (i.e., fully insured) in the $2.0 to $3.0 million layer, and self-insured in the $3.0 to $5.0 million layer.

(2) Subject to an additional $1.5 million aggregate in the $0.5 to $1.0 million layer, a $1.0 million aggregate in the $1.0 to $2.0 million layer, no aggregate (i.e., fully insured) in the $2.0 to $3.0 million layer, a $6.0 million aggregate in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(3) Subject to an additional $3.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (i.e., fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(4)  Subject to an additional $2.0 million aggregate in the  $2.0 to $3.0 million layer, no aggregate (i.e., fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

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

     The Company has assumed responsibility for workers' compensation up to $1.0 million per claim, subject to an additional $1.0 million aggregate for claims between $1.0 million and $2.0 million, maintains a $27.5 million bond, and has obtained insurance for individual claims above $1.0 million.

     Under  these insurance  arrangements, the Company  maintains
$37.2 million in letters of credit as of December 31, 2005.

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

Foreign Currency Translation

     Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Virtually all foreign revenues are denominated in U.S. dollars. Expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the Mexican and Canadian operations for the years ended December 31, 2005, 2004, and 2003. The amounts of such translation adjustments were not significant for all years presented (see the Consolidated Statements of Stockholders' Equity and Comprehensive Income).

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


                                     Years Ended December 31,
                                   ----------------------------
                                     2005      2004      2003
                                   --------  --------  --------
     Net income                    $ 98,534  $ 87,310  $ 73,727
                                   ========  ========  ========

     Weighted-average common shares
       outstanding                   79,393    79,224    79,828
     Common stock equivalents         1,308     1,644     1,840
                                   --------  --------  --------
     Shares used in computing        80,701    80,868    81,668
       diluted earnings per share  ========  ========  ========

     Basic earnings per share      $   1.24  $   1.10  $   0.92
                                   ========  ========  ========
     Diluted earnings per share    $   1.22  $   1.08  $   0.90
                                   ========  ========  ========


     Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                                     Years Ended December 31,
                                   ----------------------------
                                     2005      2004      2003
                                   --------  --------  --------
     Number of shares under option   19,500         -         -


     Option purchase price          $ 19.84         -         -


Stock Based Compensation

      At December 31, 2005, the Company has a nonqualified stock option plan, as described more fully in Note 5. The Company applies the intrinsic value based method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share (in thousands, except per share amounts) would have been as indicated below had the fair value of option grants been charged to salaries, wages, and benefits in accordance with SFAS No. 123, Accounting for Stock-Based
Compensation:


                                     Years Ended December 31,
                                   ----------------------------
                                     2005      2004      2003
                                   --------  --------  --------
     Net income, as reported       $ 98,534  $ 87,310  $ 73,727
     Less: Total stock-based
       employee compensation
       expense determined under
       fair value based method for
       all awards, net of related
       tax effects                    1,758     2,006     2,516
                                   --------  --------  --------
     Pro forma net income          $ 96,776  $ 85,304  $ 71,211
                                   ========  ========  ========


     Earnings per share:
       Basic - as reported         $   1.24  $  1.10   $   0.92
                                   ========  ========  ========
       Basic - pro forma           $   1.22  $  1.08   $   0.89
                                   ========  ========  ========
       Diluted - as reported       $   1.22  $  1.08   $   0.90
                                   ========  ========  ========
       Diluted - pro forma         $   1.20  $  1.05   $   0.87
                                   ========  ========  ========


     As discussed under "Accounting Standards", the Company adopted SFAS 123(R) on January 1, 2006.

Comprehensive Income

     Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2005, 2004, and 2003, comprehensive income consists of net income and foreign currency translation adjustments.

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

     In  December  2004, the FASB revised SFAS No.  123  (revised
2004), Share-Based Payments. SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 107, Share-Based Payment, which includes recognition, measurement and disclosure guidance as companies begin to implement SFAS No. 123(R). SAB 107 does not modify any of the requirements of SFAS No. 123(R). In April 2005, the SEC adopted a rule deferring the compliance date for SFAS No. 123(R) to the first annual reporting period that begins after June 15, 2005. On adoption, the Company would recognize compensation cost for the unvested portion of awards granted or modified after December 15, 1994 based on the grant-date fair value of those awards calculated under SFAS No. 123 (as originally issued) for either recognition or pro forma disclosures and for awards granted, modified, or settled after adoption. The Company adopted this standard on January 1, 2006, and it will now report in its financial statements the share-based compensation expense for reporting periods beginning in 2006. As of the date of this filing, management believes that adopting the new standard will have a negative impact of approximately two cents per share for the year ending December 31, 2006, representing the expense to be recognized for the unvested portion of awards granted to date, and cannot predict the earnings impact of awards that may be granted in the future.

     In  May  2005,  the  FASB issued SFAS  No.  154,  Accounting
Changes  and  Error  Corrections.  This  Statement  replaces  APB
Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 will have no effect on the financial position, results of operations, and cash flows of the Company upon adoption, but would affect future changes in accounting principles.

(2)  LONG-TERM DEBT

     Long-term debt consisted of the following at December 31 (in thousands):


                                             2005      2004
                                           --------  --------
       Notes payable to banks under
         committed credit facilities       $ 60,000  $      -
                                           --------  --------
                                             60,000         -
       Less current portion                  60,000         -
                                           --------  --------
       Long-term debt, net                 $      -  $      -
                                           ========  ========


     The notes payable to banks under committed credit facilities bear variable interest (4.8% at December 31, 2005) based on the London Interbank Offered Rate ("LIBOR"), and these credit facilities mature at various dates from October 2006 to October 2007. During January 2006, the Company repaid $35.0 million on these notes. As of December 31, 2005, the Company has an additional $65.0 million of available credit under these credit facilities with banks, which is further reduced by $37.2 million in letters of credit the Company maintains. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable as defined in the credit facility. The Company was in compliance with these covenants at December 31, 2005.

(3)  NOTES RECEIVABLE

     Notes  receivable are included  in other current assets  and
other non-current assets in the Consolidated Balance Sheets.   At
December 31, notes receivable consisted of the following (in thousands):


                                              2005        2004
                                            --------    --------
       Owner-operator notes receivable      $  9,627    $  7,006
       TDR Transportes, S.A. de C.V.           3,600       3,600
       Other notes receivable                  3,746       1,951
                                            --------    --------
                                              16,973      12,557
       Less current portion                    3,962       2,753
                                            --------    --------
       Notes receivable - non-current       $ 13,011    $  9,804
                                            ========    ========


     The Company provides financing to some independent contractors who want to become owner-operators by purchasing a tractor from the Company and leasing their truck to the Company. At December 31, 2005 and 2004, the Company had 246 and 221 notes receivable totaling $9,627 and $7,006 (in thousands), respectively, from these owner-operators. See Note 7 for information regarding notes from related parties. The Company maintains a first security interest in the tractor until the owner-operator has paid the note balance in full. The Company also retains recourse exposure related to owner-operators who have purchased tractors from the Company with third-party financing arranged by the Company.

     During 2002, the Company loaned $3,600 (in thousands) to TDR Transportes, S.A. de C.V. ("TDR"), a truckload carrier in the Republic of Mexico. The loan has a nine-year term with principal payable at the end of the term, is subject to acceleration if certain conditions are met, bears interest at a rate of five percent per annum which is payable quarterly, contains certain financial and other covenants, and is collateralized by the assets of TDR. The Company had a receivable for interest on this note of $31 (in thousands) as of December 31, 2005 and 2004. See
Note 7 for information regarding related party transactions.

(4)  INCOME TAXES

     Income   tax   expense  consisted   of  the   following  (in
thousands):

                                     2005           2004           2003
                                   --------       --------       --------
      Current:
        Federal                    $ 93,715       $ 38,206       $ 46,072
        State                        12,190          5,664          3,657
                                   --------       --------       --------
                                    105,905         43,870         49,729
                                   --------       --------       --------
      Deferred:
        Federal                     (32,910)        12,336         (6,159)
        State                        (4,470)           181            679
                                   --------       --------       --------
                                    (37,380)        12,517         (5,480)
                                   --------       --------       --------
      Total income tax expense     $ 68,525       $ 56,387       $ 44,249
                                   ========       ========       ========


     The effective income tax rate differs from the federal corporate tax rate of 35% in 2005, 2004 and 2003 as follows (in thousands):


                                     2005           2004           2003
                                   --------       --------       --------
      Tax at statutory rate        $ 58,471       $ 50,294       $ 41,292
      State  income taxes, net of
        federal tax benefits          5,018          3,800          2,818
      Non-deductible meals and
        entertainment                 4,340          2,670            172
      Income tax credits               (895)          (900)          (900)
      Other, net                      1,591            523            867
                                   --------       --------       --------
                                   $ 68,525       $ 56,387       $ 44,249
                                   ========       ========       ========


     At   December   31,  deferred  tax  assets  and  liabilities
consisted of the following (in thousands):


                                                2005          2004
                                              --------      --------
        Deferred tax assets:
        Insurance and claims accruals         $ 59,870      $ 53,994
        Allowance for uncollectible accounts     4,216         3,813
        Other                                    4,588         4,584
                                              --------      --------
          Gross deferred tax assets             68,674        62,391
                                              --------      --------

        Deferred tax liabilities:
        Property and equipment                 244,128       242,139
        Prepaid expenses                         7,915        42,517
        Other                                    5,559         4,043
                                              --------      --------
          Gross deferred tax liabilities       257,602       288,699
                                              --------      --------
          Net deferred tax liability          $188,928      $226,308
                                              ========      ========


     These   amounts   (in  thousands)  are  presented   in   the
accompanying Consolidated Balance Sheets as of December 31 as follows:


                                                2005          2004
                                              --------      --------
        Current deferred tax asset            $ 20,940      $      -
        Current deferred tax liability               -        15,569
        Noncurrent deferred tax liability      209,868       210,739
                                              --------      --------
        Net deferred tax liability            $188,928      $226,308
                                              ========      ========


     The Company has not recorded a valuation allowance as it believes that all deferred tax assets are more likely than not to be realized as a result of the Company's history of profitability, taxable income and reversal of deferred tax liabilities.

(5)  STOCK OPTION AND EMPLOYEE BENEFIT PLANS

Stock Option Plan

     The Company's Stock Option Plan (the "Stock Option Plan") is a nonqualified plan that provides for the grant of options to management employees. Options are granted at prices equal to the market value of the common stock on the date the option is granted.

     Options granted become exercisable in installments from six to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 20,000,000 shares. The maximum aggregate number of options that may be granted to any one person under the Stock Option Plan is 2,562,500 options.

     At December 31, 2005, 8,845,861 shares were available for granting additional options. At December 31, 2005, 2004, and 2003, options for 3,026,532, 2,485,582, and 2,183,597, shares with weighted average exercise prices of $8.55, $8.48, and $8.45 were exercisable, respectively.

     The following table summarizes Stock Option Plan activity for the three years ended December 31, 2005:


                                         Options Outstanding
                                    ----------------------------
                                                Weighted-Average
                                      Shares     Exercise Price
                                    ----------------------------
     Balance, December 31, 2002     6,137,460       $  8.52
       Options granted                      -             -
       Options exercised             (752,591)         8.19
       Options canceled              (110,022)         7.84
                                    ---------
     Balance, December 31, 2003     5,274,847          8.58
       Options granted                787,000         18.33
       Options exercised             (656,676)         8.26
       Options canceled              (448,042)         8.79
                                    ---------
     Balance, December 31, 2004     4,957,129         10.16
       Options granted                415,500         16.95
       Options exercised             (310,696)         7.76
       Options canceled               (33,385)        14.80
                                    ---------
     Balance, December 31, 2005     5,028,548         10.83
                                    =========

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:



                                      Options Outstanding            Options Exercisable
                               ---------------------------------------------------------------
                               Weighted-Average  Weighted-Average             Weighted-Average
     Range of        Number       Remaining          Exercise      Number         Exercise
 Exercise Prices  Outstanding  Contractual Life        Price     Exercisable        Price
----------------------------------------------------------------------------------------------
$ 6.28 to $ 7.95   1,916,182      4.3 years           $ 7.59      1,687,428        $ 7.57
$ 8.96 to $ 9.77   1,889,645      5.3 years             9.75      1,296,967          9.74
$10.43 to $13.94      46,721      3.5 years            11.28         42,137         10.99
$16.68 to $19.84   1,176,000      8.9 years            17.84              -             -
                  ----------                                     ----------
                   5,028,548      5.7 years            10.83      3,026,532          8.55
                  ==========                                     ==========


     The Company applies the intrinsic value based method of APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. SFAS No. 123, Accounting for Stock-Based
Compensation requires pro forma disclosure of net income and earnings per share had the estimated fair value of option grants on their grant date been charged to salaries, wages and benefits. The fair value of the options granted during 2005 and 2004 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.1 percent in 2005 and 4.0 percent in 2004; dividend yield of 0.94 percent in 2005 and 0.66 percent in 2004; expected life of 4.8 years in 2005 and 6.5 years in 2004; and volatility of 36 percent in 2005 and 37 percent in 2004. The weighted-average fair value of options granted during 2005 and 2004 was $5.86 and $7.60 per share, respectively. The table in Note 1 illustrates the effect on net income and earnings per share had the fair value of option grants been charged to salaries, wages and benefits expense in the accompanying Consolidated Statements of Income.

Employee Stock Purchase Plan

     Employees meeting certain eligibility requirements may participate in the Company's Employee Stock Purchase Plan (the "Purchase Plan"). Eligible participants designate the amount of regular payroll deductions and/or single annual payment, subject to a yearly maximum amount, that is used to purchase shares of the Company's common stock on the Over-The-Counter Market subject to the terms of the Purchase Plan. The Company contributes an amount equal to 15% of each participant's contributions under the Purchase Plan. Company contributions for the Purchase Plan (in thousands) were $119, $108, and $102 for 2005, 2004, and 2003, respectively. Interest accrues on Purchase Plan contributions at a rate of 5.25%. The broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan are paid by the Company.

401(k) Retirement Savings Plan

     The Company has an Employees' 401(k) Retirement Savings Plan (the "401(k) Plan"). Employees are eligible to participate in the 401(k) Plan if they have been continuously employed with the Company or its subsidiaries for six months or more. The Company matches a portion of the amount each employee contributes to the 401(k) Plan. It is the Company's intention, but not its obligation, that the Company's total annual contribution for employees will equal at least 2 1/2 percent of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes Company 401(k) Plan contributions and administrative expenses (in thousands) of $2,268, $2,043, and $1,711 for 2005, 2004, and 2003, respectively.

(6)  COMMITMENTS AND CONTINGENCIES

     The  Company  has  committed   to   property  and  equipment
purchases, net of trades, of approximately $33.1 million.

     The Company is involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

(7)  RELATED PARTY TRANSACTIONS

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

     The Company's principal stockholder was the sole trustee of a trust that owned a one-third interest in an entity that operates a motel located nearby one of the Company's terminals with which the Company has committed to rent a guaranteed number of rooms. The trust assigned its one-third interest in this entity to the Company at a nominal cost in February 2005. During 2005, 2004, and 2003, the Company paid (in thousands) $945, $840, and $732, respectively, for lodging services for its drivers at this motel. On June 30, 2005, the Company sold .783 acres of land to this entity for approximately $90 (in thousands), in accordance with the exercise of a purchase option clause contained in a separate agreement entered into by the Company and the entity in April 2000. The Company realized a gain of approximately $35 (in thousands) on the transaction.

     The brother and sister-in-law of the Company's principal stockholder own an entity with a fleet of tractors that operates as an owner-operator for the Company. During 2005, 2004, and 2003, the Company paid (in thousands) $6,291, $6,200, and $5,888, respectively, to this owner-operator for purchased transportation services. This fleet is compensated using the same owner-operator pay package as the Company's other comparable third-party owner-operators. The Company also sells used revenue equipment to this entity. During 2005, 2004, and 2003, these sales (in thousands) totaled $1,019, $193, and $292, respectively, and the Company recognized gains (in thousands) of $130, $18, and $55 in 2005, 2004, and 2003, respectively. The
Company had 32 and 35 notes receivable from this entity related to the revenue equipment sales (in thousands) totaling $1,105 and $656 at December 31, 2005 and 2004, respectively.

     The brother of the Company's principal stockholder has a 50% ownership interest in an entity with a fleet of tractors that operates as an owner-operator for the Company. During 2005 and 2004, the Company paid (in thousands) $476 and $453, respectively to this owner-operator for purchased transportation services. This fleet is compensated using the same owner-operator pay package as the Company's other comparable third-party owner-operators.

     The Company and TDR transact business with each other for certain of their purchased transportation needs. During 2005, 2004, and 2003, the Company recorded operating revenues (in thousands) from TDR of approximately $227, $168, and $206, respectively, and recorded purchased transportation expense (in thousands) to TDR of approximately $521, $631, and $1,099, respectively. In addition, during 2005, 2004, and 2003, the Company recorded operating revenues (in thousands) from TDR of approximately $3,582, $2,837, and $1,495, respectively, related to the leasing of revenue equipment. As of December 31, 2005 and 2004, the Company had receivables related to the equipment leases (in thousands) of $2,389 and $1,351, respectively. The Company also sells used revenue equipment to this entity. During 2005, these sales (in thousands) totaled $358, and the Company recognized gains (in thousands) of $19 in 2005. See Note 3 for information regarding the note receivable from TDR.

     The Company has a 5% ownership interest in Transplace ("TPC"), a logistics joint venture of five large transportation companies. The Company and TPC enter into transactions with each other for certain of their purchased transportation needs. The Company recorded operating revenue (in thousands) from TPC of approximately $4,800, $8,400, and $16,800 in 2005, 2004, and
2003, respectively, and recorded purchased transportation expense (in thousands) to TPC of approximately $0, $7, and $711 during 2005, 2004, and 2003, respectively.

     The Company believes that these transactions are on terms no less favorable to the Company than those that could be obtained from unrelated third parties on an arm's length basis.

(8)  SEGMENT INFORMATION

     The Company has two reportable segments - Truckload Transportation Services and Value Added Services. The Truckload Transportation Services segment consists of six operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131. The medium-to-long-haul Van fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional Short-Haul fleet provides comparable truckload van service within five geographic regions. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. The Expedited fleet provides time-sensitive truckload services utilizing driver teams.

     The Value Added Services segment, which generates the majority of the Company's non-trucking revenues, provides freight brokerage, intermodal services, multimodal services, and freight transportation management.

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

     The  following   tables   summarize  the  Company's  segment
information (in thousands):


                                                            Revenues
                                                            --------
                                              2005            2004            2003
                                           ----------      ----------      ----------
     Truckload Transportation Services     $1,741,828      $1,506,937      $1,358,428
     Value Added Services                     218,620         161,111          89,742
     Other                                      7,777           6,424           5,287
     Corporate                                  3,622           3,571           4,309
                                           ----------      ----------      ----------
     Total                                 $1,971,847      $1,678,043      $1,457,766
                                           ==========      ==========      ==========



                                                         Operating Income
                                                         ----------------
                                               2005            2004            2003
                                            ----------      ----------      ----------
     Truckload Transportation Services      $  156,122      $  135,828      $  118,146
     Value Added Services                        8,445           5,631             454
     Other                                       2,850           2,587           1,236
     Corporate                                  (2,806)         (2,718)         (2,332)
                                            ----------      ----------      ----------
     Total                                  $  164,611      $  141,328      $  117,504
                                            ==========      ==========      ==========


      Information as to the Company's operations by geographic area is summarized below (in thousands). Operating revenues for Mexico and Canada include revenues for shipments with an origin or destination in that country and other services provided in that country.


                                                             Revenues
                                                             --------
                                               2005            2004            2003
                                            ----------      ----------      ----------
     United States                          $1,782,501      $1,537,745      $1,349,153
                                            ----------      ----------      ----------

     Foreign countries
       Canada                                   43,668          35,364          30,886
       Mexico                                  145,678         104,934          77,727
                                            ----------      ----------      ----------
          Total foreign countries              189,346         140,298         108,613
                                            ----------      ----------      ----------
     Total                                  $1,971,847      $1,678,043      $1,457,766
                                            ==========      ==========      ==========



                                                        Long-lived Assets
                                                        -----------------
                                               2005            2004            2003
                                            ----------      ----------      ----------
     United States                          $  990,439      $  850,250      $  796,627
                                            ----------      ----------      ----------

     Foreign countries
       Canada                                      301             136             142
       Mexico                                   11,867          12,612           8,918
                                            ----------      ----------      ----------
          Total foreign countries               12,168          12,748           9,060
                                            ----------      ----------      ----------
     Total                                  $1,002,607      $  862,998      $  805,687
                                            ==========      ==========      ==========

     Substantially all of the Company's revenues are generated within the United States or from North American shipments with origins or destinations in the United States. One customer generated approximately 10% of the Company's total revenues for 2005 and approximately 9% of total revenues for 2004 and 2003.

(9)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)


                             First       Second        Third       Fourth
                            Quarter      Quarter      Quarter      Quarter
2005:                      ------------------------------------------------
Operating revenues         $ 455,262    $ 485,789    $ 504,520    $ 526,276
Operating income              32,837       42,128       41,138       48,508
Net income                    19,921       25,295       24,491       28,827
Basic earnings per share         .25          .32          .31          .36
Diluted earnings per share       .25          .31          .30          .36


                             First       Second        Third       Fourth
                            Quarter      Quarter      Quarter      Quarter
2004:                      ------------------------------------------------
Operating revenues         $ 386,280    $ 411,115    $ 425,409    $ 455,239
Operating income              24,859       34,991       39,510       41,968
Net income                    15,568       21,620       24,299       25,823
Basic earnings per share         .20          .27          .31          .33
Diluted earnings per share       .19          .27          .30          .32



ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports under this item have been required to be filed within the two most recent fiscal years ended December 31, 2005, involving a change of accountants or disagreements on accounting and financial disclosure.

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

Management's Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company's transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the company assets that could have a material effect on the Company's financial statements would be prevented or detected on a timely basis.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

     Management has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management's evaluation of the Company's internal control over financial reporting. Its report is included herein.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Werner Enterprises, Inc.:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Werner Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Werner Enterprises, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that Werner Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO. Also, in our opinion, Werner Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 1, 2006, expressed an unqualified opinion on those consolidated financial statements.

                              KPMG LLP
Omaha, Nebraska
February 1, 2006

Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     The following disclosure is provided pursuant to Item 5.02 of Form 8-K. On February 9, 2006, Mr. Jeffrey G. Doll notified the Board of Directors (the "Board") of Werner Enterprises, Inc. (the "Company") of his intention to not stand for re-election at the 2006 Annual Meeting of Stockholders on May 9, 2006. Mr. Doll will remain on the Board through the expiration of his current term at the 2006 Annual Meeting. Mr. Doll is the Lead Outside Director and also serves on the Audit Committee, Option Committee, Executive Compensation Committee, and Nominating Committee. The Board intends to submit a qualified candidate for election at the 2006 Annual Meeting of Stockholders to fill this vacancy.

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

Equity Compensation Plan Information

     The  following table  summarizes, as of December  31,  2005,
information   about   compensation  plans  under   which   equity
securities of the Company are authorized for issuance:

                                                                         Number of Securities
                                                                       Remaining Available for
                                                                        Future Issuance under
                     Number of Securities to     Weighted-Average        Equity Compensation
                     be Issued upon Exercise    Exercise Price of         Plans (Excluding
                     of Outstanding Options,   Outstanding Options,    Securities Reflected in
                       Warrants and Rights     Warrants and Rights           Column (a))
Plan Category                 (a)                      (b)                       (c)
-------------        -----------------------   --------------------    -----------------------
Equity compensation
  plans approved by
  security holders          5,028,548                 $10.83                  8,845,861


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

                             PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules.

     (1)  Financial Statements:  See Part II, Item 8 hereof.
                                                                        Page
                                                                        ----
          Report of Independent Registered Public Accounting Firm        28
          Consolidated Statements of Income                              29
          Consolidated Balance Sheets                                    30
          Consolidated Statements of Cash Flows                          31
          Consolidated Statements of Stockholders' Equity and
            Comprehensive Income                                         32
          Notes to Consolidated Financial Statements                     33

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2006.


                              WERNER ENTERPRISES, INC.

                         By:  /s/ Clarence L. Werner
                              -----------------------------------
                              Clarence L. Werner
                              Chief Executive Officer

                         By:  /s/ John J. Steele
                              -----------------------------------
                              John J. Steele
                              Executive Vice President, Treasurer
                              and Chief Financial Officer

                         By:  /s/ James L. Johnson
                              -----------------------------------
                              James L. Johnson
                              Senior Vice President, Controller
                              and Corporate Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     Signature                        Position                     Date
     ---------                        --------                     ----
/s/ Clarence L. Werner      Chairman of the Board, Chief     February 14, 2006
-------------------------   Executive Officer and Director
Clarence L. Werner

/s/ Gary L. Werner          Vice Chairman and                February 14, 2006
-------------------------   Director
Gary L. Werner

/s/  Gregory L. Werner      President, Chief Operating       February 14, 2006
-------------------------   Officer and Director
Gregory L. Werner

/s/ Jeffrey G. Doll         Lead Outside Director            February 14, 2006
-------------------------
Jeffrey G. Doll

/s/ Gerald H. Timmerman     Director                         February 14, 2006
-------------------------
Gerald H. Timmerman

/s/ Michael L. Steinbach    Director                         February 14, 2006
-------------------------
Michael L. Steinbach

/s/ Kenneth M. Bird         Director                         February 14, 2006
-------------------------
Kenneth M. Bird

/s/ Patrick J. Jung         Director                         February 14, 2006
-------------------------
Patrick J. Jung


                           SCHEDULE II

                    WERNER ENTERPRISES, INC.


                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)



                                    Balance at    Charged to    Write-off     Balance at
                                   Beginning of   Costs and    of Doubtful      End of
                                      Period       Expenses      Accounts       Period
                                   ------------   ----------   -----------    ----------

  Year ended December 31, 2005:
  Allowance for doubtful accounts     $8,189        $  962        $  794        $8,357
                                   ============   ==========   ===========    ==========

  Year ended December 31, 2004:
  Allowance for doubtful accounts     $6,043        $2,255        $  109        $8,189
                                   ============   ==========   ===========    ==========

  Year ended December 31, 2003:
  Allowance for doubtful accounts     $4,459        $1,914        $  330        $6,043
                                   ============   ==========   ===========    ==========


See report of independent registered public accounting firm.

                          EXHIBIT INDEX



  Exhibit
  Number              Description                     Page Number or Incorporated by Reference to
  -------             -----------                     -------------------------------------------
  3(i)(A)   Revised and Amended Articles of         Filed herewith
            Incorporation

  3(i)(B)   Articles of Amendment to Articles of    Exhibit 3(i) to the Company's report on Form 10-
            Incorporation                           Q for the quarter ended May 31, 1994

  3(i)(C)   Articles of Amendment to Articles of    Exhibit 3(i) to the Company's report on Form 10-
            Incorporation                           K for the year ended December 31, 1998

  3(i)(D)   Articles of Amendment to Articles of    Exhibit 3(i)(D) to the Company's report on Form
            Incorporation                           10-Q for the quarter ended June 30, 2005

  3(ii)     Revised and Amended By-Laws             Exhibit 3(ii) to the Company's report on Form 10-
                                                    Q for the quarter ended June 30, 2004

  10.1      Amended and Restated Stock Option Plan  Exhibit 10.1 to the Company's report on Form 10-
                                                    Q for the quarter ended June 30, 2004

  10.2      Non-Employee Director Compensation      Exhibit 10.1 to the Company's report on Form 10-
                                                    Q for the quarter ended June 30, 2005

  10.3      The Executive Nonqualified Excess Plan  Exhibit 10.1 to the Company's report on Form 10-
            of Werner Enterprises, Inc.             Q for the quarter ended September 30, 2005


  10.4      Named Executive Officer Compensation    Filed herewith

  11        Statement Re: Computation of Per Share  See Note 1 "Common Stock and Earnings Per
            Earnings                                Share" in the Notes to Consolidated Financial
                                                    Statements under Item 8

  21        Subsidiaries of the Registrant          Filed herewith

  23.1      Consent of KPMG LLP                     Filed herewith

  31.1      Rule 13a-14(a)/15d-14(a) Certification  Filed herewith

  31.2      Rule 13a-14(a)/15d-14(a) Certification  Filed herewith

  32.1      Section 1350 Certification              Filed herewith

  32.2      Section 1350 Certification              Filed herewith

                                52