Form 10-K/A
period 2005-12-31
WERNER ENTERPRISES INC
filed 2006-02-15
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K/A
                          Amendment No. 1

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2005

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned
issuer,  as  defined  in  Rule 405   of   the   Securities   Act.
YES X NO
   ---  ---

Indicate by check mark if the registrant is not required to  file reports  pursuant  to  Section  13  or  Section 15(d) of the Act.
YES   NO X
   ---  ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---  ---

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

Large accelerated filer X  Accelerated filer    Non-accelerated filer
                       ---                  ---                      ---

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act). YES   NO X
                                          ---  ---

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are "affiliates" of the Registrant) as of June 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1.004 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported by Nasdaq).

As of February 9, 2006, 79,764,809 shares of the registrant's common stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the Proxy Statement of Registrant  for  the  Annual
Meeting of Stockholders to be held May 9, 2006, are incorporated in Part III of this report.

                       EXPLANATORY NOTE

  This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to the Annual Report on Form 10-K of Werner Enterprises, Inc. (the "Company") for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 14, 2006 (the "Original Report"), is being filed solely to correct omissions and certain typographical errors on the cover page that arose in the process of converting the Original Report to an electronic format suitable for filing on the Commission's EDGAR system. In the EDGAR-filed version of the Original Report, all check marks indicating the Company's responses to items on the cover page were inadvertently omitted, and the appropriate boxes are checked on the amended cover page. Additionally, the Company is making certain non-substantive corrections appearing on the cover page including the deletion of the blank lines immediately preceding the references to $1.004 billion market value of the common equity and 79,764,809 shares outstanding in the two paragraphs preceding the "DOCUMENTS INCORPORATED BY REFERENCE" section. The dollar amount of the market value of the common equity and number of shares outstanding are correct. Further, the date of "February 109, 2006" should have been "February 9, 2006." This Amendment No. 1 revises the cover page of the Original Report to correct these items. In connection with the filing of this Amendment No. 1, the Company also is including as exhibits certain currently dated certifications of its Chief Executive Officer and Chief Financial Officer. The Exhibit Index on page 52 has been revised to reflect the addition of these exhibits.

  For convenience and ease of reference, this Amendment No. 1 sets forth the annual report in its entirety with the applicable changes. This Amendment No. 1 only reflects the changes discussed above, and does not amend, update, or change any other items or disclosures contained in the Original Report.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2006.


                              WERNER ENTERPRISES, INC.


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

                          EXHIBIT INDEX



  Exhibit
  Number              Description                     Page Number or Incorporated by Reference to
  -------             -----------                     -------------------------------------------
  3(i)(A)   Revised and Amended Articles of         Filed herewith *
            Incorporation

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


  10.4      Named Executive Officer Compensation    Filed herewith *

  11        Statement Re: Computation of Per Share  See Note 1 "Common Stock and Earnings Per
            Earnings                                Share" in the Notes to Consolidated Financial
                                                    Statements under Item 8

  21        Subsidiaries of the Registrant          Filed herewith *

  23.1      Consent of KPMG LLP                     Filed herewith *

  31.1      Rule 13a-14(a)/15d-14(a) Certification  Filed herewith **

  31.2      Rule 13a-14(a)/15d-14(a) Certification  Filed herewith **

  32.1      Section 1350 Certification              Filed herewith **

  32.2      Section 1350 Certification              Filed herewith **


*  Filed with the Original Report on February 14, 2006.
** Filed with this Amendment No. 1 on Form 10-K/A.