Form 10-Q
period 2006-03-31
WERNER ENTERPRISES INC
filed 2006-05-01
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
                                    OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

Commission file number 0-14690

                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)

NEBRASKA                                                        47-0648386
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                                                 68145-0308
(Address of principal                                           (Zip Code)
executive offices)
    Registrant's telephone number, including area code: (402) 895-6640
                     _________________________________

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer X   Accelerated filer     Non-accelerated filer
                       ---                   ---                       ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes       No X
                                 ---      ---
     As of April 27, 2006, 78,459,035 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q
                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated  Statements of Income for the Three Months  Ended
        March 31, 2006 and 2005                                           3

        Consolidated Condensed Balance Sheets as of March 31, 2006 and
        December 31, 2005                                                 4

        Consolidated  Statements of Cash Flows for  the  Three  Months
        Ended March 31, 2006 and 2005                                     5

        Notes  to  Consolidated Financial Statements as of  March  31,
        2006                                                              6

Item 2. Management's  Discussion and Analysis of  Financial  Condition
        and Results of Operations                                        11

Item 3. Quantitative and Qualitative Disclosures About Market Risk       23

Item 4. Controls and Procedures                                          24

PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      25

Item 6. Exhibits                                                         26


                                  PART I

                           FINANCIAL INFORMATION

Item 1. Financial Statements.

     The interim consolidated financial statements contained herein reflect all adjustments, which in the opinion of management are necessary for a fair statement of the financial condition, results of operations, and cash flows for the periods presented. The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

     These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
(In thousands, except per share amounts)                    March 31
----------------------------------------------------------------------------
                                                     2006            2005
----------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                                 $ 491,922       $ 455,262
                                                   -------------------------

Operating expenses:
   Salaries, wages and benefits                      146,613         140,222
   Fuel                                               88,646          67,628
   Supplies and maintenance                           37,792          36,754
   Taxes and licenses                                 29,469          28,778
   Insurance and claims                               19,195          23,200
   Depreciation                                       41,101          39,637
   Rent and purchased transportation                  88,019          82,567
   Communications and utilities                        4,895           5,442
   Other                                                (630)         (1,803)
                                                   -------------------------
    Total operating expenses                         455,100         422,425
                                                   -------------------------

Operating income                                      36,822          32,837
                                                   -------------------------

Other expense (income):
   Interest expense                                      273               4
   Interest income                                      (995)           (965)
   Other                                                  41              27
                                                   -------------------------
    Total other expense (income)                        (681)           (934)
                                                   -------------------------

Income before income taxes                            37,503          33,771

Income taxes                                          15,474          13,850
                                                   -------------------------

Net income                                         $  22,029       $  19,921
                                                   =========================

Earnings per share:

     Basic                                         $     .28       $     .25
                                                   =========================
     Diluted                                       $     .27       $     .25
                                                   =========================

Dividends declared per share                       $    .040       $    .035
                                                   =========================

Weighted-average common shares outstanding:

     Basic                                            79,445          79,351
                                                   =========================
     Diluted                                          80,963          80,824
                                                   =========================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)                March 31     December 31
----------------------------------------------------------------------------
                                                      2006          2005
----------------------------------------------------------------------------
                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $   55,140     $   36,583
   Accounts receivable, trade, less allowance of
     $15,536 and $8,357, respectively                 215,693        240,224
   Other receivables                                   15,105         19,914
   Inventories and supplies                            10,936         10,951
   Prepaid taxes, licenses and permits                 13,439         18,054
   Current deferred income taxes                       21,414         20,940
   Other current assets                                17,421         20,966
                                                   -------------------------
     Total current assets                             349,148        367,632
                                                   -------------------------
Property and equipment                              1,531,811      1,555,764
Less - accumulated depreciation                       555,023        553,157
                                                   -------------------------
     Property and equipment, net                      976,788      1,002,607
                                                   -------------------------
Other non-current assets                               16,914         15,523
                                                   -------------------------
                                                   $1,342,850     $1,385,762
                                                   =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $   53,346     $   52,387
   Current portion of long-term debt                        -         60,000
   Insurance and claims accruals                       66,442         62,418
   Accrued payroll                                     20,353         21,274
   Income taxes payable                                 8,050          4,443
   Other current liabilities                           17,772         17,395
                                                   -------------------------
     Total current liabilities                        165,963        217,917
                                                   -------------------------

Other long-term liabilities                               633            526

Insurance and claims accruals, net of current
  portion                                              96,500         95,000

Deferred income taxes                                 213,073        209,868

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares issued;
     78,777,924 and 79,420,443 shares outstanding,
     respectively                                         805            805
   Paid-in capital                                    103,951        105,074
   Retained earnings                                  796,138        777,260
   Accumulated other comprehensive loss                  (557)          (259)
   Treasury stock, at cost; 1,755,612 and
     1,113,093 shares, respectively                   (33,656)       (20,429)
                                                   -------------------------
     Total stockholders' equity                       866,681        862,451
                                                   -------------------------
                                                   $1,342,850     $1,385,762
                                                   =========================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
(In thousands)                                              March 31
----------------------------------------------------------------------------
                                                       2006          2005
----------------------------------------------------------------------------
                                                           (Unaudited)
Cash flows from operating activities:
   Net income                                      $   22,029     $   19,921
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                      41,101         39,637
     Deferred income taxes                              2,731        (37,100)
     Gain on disposal of property and equipment        (8,829)        (2,461)
     Stock based compensation                             693              -
     Tax benefit from exercise of stock options             -          1,201
     Other long-term assets                            (1,399)        (1,236)
     Insurance claims accruals, net of current
       portion                                          1,500          2,000
     Other long-term liabilities                          107              -
     Changes in certain working capital items:
       Accounts receivable, net                        24,531           (838)
       Other current assets                            12,984          2,831
       Accounts payable                                   959         (2,269)
       Other current liabilities                        7,113         45,339
                                                   -------------------------
    Net cash provided by operating activities         103,520         67,025
                                                   -------------------------

Cash flows from investing activities:
   Additions to property and equipment                (56,246)      (101,852)
   Retirements of property and equipment               48,376         22,821
   Decrease in notes receivable                         1,425            537
                                                   -------------------------
    Net cash used in investing activities              (6,445)       (78,494)
                                                   -------------------------

Cash flows from financing activities:
   Repayments of short-term debt                      (60,000)             -
   Dividends on common stock                           (3,177)        (2,772)
   Repurchases of common stock                        (19,825)          (263)
   Stock options exercised                              2,860          1,804
   Excess tax benefits from exercise of stock
     options                                            1,922              -
                                                   -------------------------
    Net cash used in financing activities             (78,220)        (1,231)
                                                   -------------------------

Effect of exchange rate fluctuations on cash             (298)           (49)
Net increase (decrease) in cash and cash
  equivalents                                          18,557        (12,749)
Cash and cash equivalents, beginning of period         36,583        108,807
                                                   -------------------------
Cash and cash equivalents, end of period           $   55,140     $   96,058
Supplemental disclosures of cash flow              =========================
  information:
Cash paid during the period for:
   Interest                                        $      384     $        4
   Income taxes                                    $    7,108     $   12,132
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                     $    1,417     $    1,195

                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was ($298) and ($49) (in thousands) for the three-month periods ended March 31, 2006 and 2005, respectively.

(2)  Long-Term Debt

     As of March 31, 2006, the Company has credit facilities with two banks totaling $125 million which mature at various dates from October 2006 to October 2007 and bear variable interest based on the London Interbank
Offered Rate ("LIBOR"), on which no borrowings were outstanding. The Company repaid the $60 million of outstanding debt as of December 31, 2005 in first quarter 2006. As of March 31, 2006, the credit available pursuant to these bank credit facilities is reduced by $37.2 million in letters of credit the Company maintains. Each of the debt agreements require, among other things, that the Company maintain a minimum consolidated tangible net worth and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable as defined in the credit facility. While the Company had no borrowings outstanding under these credit facilities as of March 31, 2006, the Company remained in compliance with these covenants at March 31, 2006.

(3)  Commitments and Contingencies

     As of March 31, 2006, the Company has commitments for net capital expenditures of approximately $71.8 million.

     During  first  quarter  2006,  in connection  with  an  audit  of  the
Company's federal income tax returns for the years 1999 to 2002, the Company received a notice from the Internal Revenue Service ("IRS") proposing to disallow a significant tax deduction. This deduction is a timing difference between financial reporting and tax reporting and would not result in additional income tax expense in the Company's financial statements. This timing difference deduction reversed in the Company's 2004 income tax return. The Company filed a protest in this matter in April 2006, which will be reviewed by an IRS appeals officer. The Company and its tax advisors believe the Company has a strong position and, therefore, at this time the Company has not recorded an accrual for interest for this issue in the financial statements. It is possible the Company may not ultimately prevail in its position, which may have a material impact on the Company's financial condition. The Company estimates the accrued interest, net of taxes, if the Company would not prevail in its position with the IRS to be approximately $6.0 million as of March 31, 2006.

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

                                                      Three Months Ended
                                                           March 31
                                                   ------------------------
                                                      2006           2005
                                                   ------------------------
Net income                                         $  22,029      $  19,921
                                                   ========================

Weighted-average common shares outstanding            79,445         79,351
Common stock equivalents                               1,518          1,473
                                                   ------------------------
Shares used in computing diluted earnings per
  share                                               80,963         80,824
                                                   ========================
Basic earnings per share                           $     .28      $     .25
                                                   ========================
Diluted earnings per share                         $     .27      $     .25
                                                   ========================

     There were no options to purchase shares of common stock outstanding during the periods indicated above that were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares.

(5)  Stock Based Compensation

     The Company's Stock Option Plan (the "Stock Option Plan") is a nonqualified plan that provides for the grant of options to management employees. Options are granted at prices equal to the market value of the common stock on the date the option is granted.

     Options granted become exercisable in installments from six to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 20,000,000 shares. The maximum aggregate number of options that may be granted to any one person under the Stock Option Plan is 2,562,500 options. At March 31, 2006, 8,866,174 shares were available for granting additional options.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("No. 123R") using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based employee compensation expense for the three months ended March 31, 2006 was $0.7 million and is included in Salaries, wages and benefits within the consolidated statements of income. There was no cumulative effect of initially adopting SFAS No. 123R.

     The Company granted no stock options during the three-month period ended March 31, 2006 and granted 19,500 stock options during the three-month period ended March 31, 2005. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

                                                      Three Months Ended
                                                           March 31
                                                   ------------------------
                                                      2006          2005
                                                   ------------------------
Risk-free interest rate                                N/A           4.0%
Expected dividend yield                                N/A          0.72%
Expected volatility                                    N/A            37%
Expected term (in years)                               N/A           4.5

     The risk-free interest rate assumptions were based on average 5-year and 10-year U.S. Treasury note yields. The expected volatility was based on historical monthly price changes of the Company's stock since January 1990. The expected term was the average number of years that the Company estimated that options will be outstanding. The Company considered groups of employees that have similar historical exercise behavior separately for valuation purposes.

     The following table summarizes Stock Option Plan activity for the three months ended March 31, 2006:

                                                       Weighted
                                                        Average
                              Number      Weighted     Remaining    Aggregate
                                of         Average    Contractual   Intrinsic
                              Options     Exercise       Term         Value
                             (in 000's)   Price ($)     (Years)     (in 000's)
                           -----------------------------------------------------
Outstanding at beginning of
  period                       5,029     $     10.83
   Options granted                 0     $         -
   Options exercised            (358)    $      8.00
   Options forfeited             (19)    $     18.36
   Options expired                (1)    $      7.35
                           ---------
Outstanding at end of
  period                       4,651     $     11.02      5.63      $   34,209
                           =========
Exercisable at end of
  period                       2,668     $      8.62      4.48      $   26,005
                           =========

     The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2005 was $6.87 per share. The total intrinsic value of share options exercised during the three months ended March 31, 2006 and 2005 was $4.7 million and $3.0 million, respectively. As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock option awards was approximately $4.1 million and is expected to be recognized over a weighted average period of
1.5 years.

     The Company granted no stock options during the three-month period ended March 31, 2006 and granted 19,500 stock options during the three-month period ended March 31, 2005.

     In periods prior to January 1, 2006, the Company applied the intrinsic value based method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plan. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro forma net income and earnings per share (in thousands, except per share amounts) would have been as indicated below had the estimated fair value of all option grants on their grant date been charged to salaries, wages and benefits expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

                                                            Three Months
                                                                Ended
                                                           March 31, 2005
                                                         ------------------
Net income, as reported                                     $    19,921
Less: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                                448
                                                         ------------------
Net income, pro forma                                       $    19,473
                                                         ==================
Earnings per share:
  Basic - as reported                                       $       .25
                                                         ==================
  Basic - pro forma                                         $       .25
                                                         ==================
  Diluted - as reported                                     $       .25
                                                         ==================
  Diluted - pro forma                                       $       .24
                                                         ==================

     Although the Company does not a have a formal policy for issuing shares upon exercise of stock options, such shares are generally issued from treasury stock. From time to time, the Company has repurchased shares of its common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired under these regular repurchase programs have provided sufficient quantities of stock for issuance upon exercise of stock options. Based on current treasury stock levels, the Company does not expect the need to repurchase additional shares specifically for stock option exercises during 2006.

(6)  Segment Information

     The Company has two reportable segments - Truckload Transportation Services and Value Added Services. The Truckload Transportation Services segment consists of six operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The medium-to-long-haul Van fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional short-haul fleet provides comparable truckload van service within five geographic regions. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. The Expedited fleet provides time-sensitive truckload services utilizing driver teams. Revenues for the Truckload Transportation Services segment include non-trucking revenues of $2.8 million in first quarter 2006 and $3.5 million in first quarter 2005, representing the portion of shipments delivered to or from Mexico where the Company utilizes a third-party capacity provider and revenues generated in a few dedicated accounts where the services of third-party capacity providers are used to meet customer capacity requirements. The Value Added Services segment, which generates the majority of the Company's non-trucking revenues, provides freight brokerage, intermodal, multimodal, freight transportation management and other services.

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

     The following tables summarize the Company's segment information (in thousands of dollars):

                                                           Revenues
                                                           --------
                                                      Three Months Ended
                                                           March 31
                                                   ------------------------
                                                      2006          2005
                                                   ------------------------
Truckload Transportation Services                  $  432,997    $  402,363
Value Added Services                                   56,171        50,160
Other                                                   1,862         1,899
Corporate                                                 892           840
                                                   ------------------------
Total                                              $  491,922    $  455,262
                                                   ========================

                                                       Operating Income
                                                       ----------------
                                                      Three Months Ended
                                                           March 31
                                                   ------------------------
                                                      2006          2005
                                                   ------------------------
Truckload Transportation Services                  $   35,083    $   31,184
Value Added Services                                    1,511         1,993
Other                                                     463           856
Corporate                                                (235)       (1,196)
                                                   ------------------------
Total                                              $   36,822    $   32,837
                                                   ========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report contains historical information, as well as forward-looking statements that are based on information currently available to the Company's management. The forward-looking statements in this report, including those made in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company believes the assumptions underlying these forward-looking statements are reasonable based on information currently available; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those anticipated in the forward-looking statements as a result of certain risks and uncertainties. These risks include, but are not limited to, those discussed in Item 1A, "Risk Factors", of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Caution should be taken not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date they are made. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

     Operating revenues consist of trucking revenues generated by the six operating fleets in the Truckload Transportation Services segment (dedicated, medium/long-haul van, regional short-haul, expedited, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's Value Added Services ("VAS") segment. The Company's Truckload Transportation Services segment ("truckload segment") also includes a small amount of non-trucking revenues for the portion of shipments delivered to or from Mexico where it utilizes a third-party capacity provider, and for a few of its dedicated accounts where the services of third-party capacity providers are used to meet customer capacity requirements. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS segment, as well as the non-trucking revenues generated by the truckload segment. Trucking revenues accounted for 87% of total operating revenues in first quarter 2006, and non-trucking and other operating revenues accounted for 13%.

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

     The Company's most significant resource requirements are company drivers, owner-operators, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers that recoup a majority of the increased fuel costs; however, there is no assurance that current recovery levels will continue in future periods. The Company's financial results are also affected by availability of company drivers and owner-operators and the market for new and used revenue equipment. Because the Company is self-insured for a significant portion of cargo, personal injury, and property damage claims on its revenue equipment and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

     A common industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses expressed as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. These expenses generally vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers, and non-trucking revenues. As discussed further in the comparison of operating results for first quarter 2006 to first quarter 2005, several industry-wide issues, including high fuel prices and a challenging driver recruiting and retention market, could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and
licenses  expense).   Depreciation expense has been  affected  by  the  new
engine emission standards that became effective in October 2002 for all newly purchased trucks, which have increased truck purchase costs. In addition, beginning in January 2007, a new set of more stringent engine emissions standards mandated by the Environmental Protection Agency ("EPA") will become effective for all newly manufactured trucks. The Company intends to continue to keep its fleet as new as possible in advance of the new standards. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. The trucking operations require substantial cash expenditures for the purchase of tractors and trailers. The Company has accelerated its normal three-year replacement cycle for company-owned tractors. These purchases are funded by net cash from operations and when necessary, by borrowings from the Company's credit facilities.

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

                                               Three Months Ended
                                                    March 31           %
                                              --------------------
                                                2006        2005     Change
                                              -----------------------------
Trucking revenues, net of fuel surcharge (1)  $368,256    $357,866    2.9%
Trucking fuel surcharge revenues (1)            61,888      40,936   51.2%
Non-trucking revenues, including VAS (1)        58,980      53,677    9.9%
Other operating revenues (1)                     2,798       2,783    0.5%
                                              --------    --------
    Operating revenues (1)                    $491,922    $455,262    8.1%
                                              ========    ========

Operating ratio (consolidated) (2)                92.5%       92.8%  -0.3%
Average monthly miles per tractor                9,834       9,932   -1.0%
Average revenues per total mile (3)             $1.448      $1.393    3.9%
Average revenues per loaded mile (3)            $1.663      $1.579    5.3%
Average percentage of empty miles                12.91%      11.77%   9.7%
Average trip length in miles (loaded)              585         573    2.1%
Total miles (loaded and empty) (1)             254,317     256,846   -1.0%

Average tractors in service                      8,620       8,620    0.0%
Average revenues per tractor per week (3)       $3,286      $3,193    2.9%
Total tractors (at quarter end)
    Company                                      7,820       7,720
    Owner-operator                                 830         930
                                              --------    --------
         Total tractors                          8,650       8,650

Total trailers (at quarter end)                 25,080      23,710

(1) Amounts in thousands.
(2) Operating  expenses  expressed  as  a percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.

     The following table sets forth the revenues, operating expenses, and operating income for the truckload segment. Revenues for the truckload segment include non-trucking revenues of $2.8 million and $3.5 million for the three-month periods ended March 31, 2006 and 2005, respectively, as described on page 9.

                                                              Three Months Ended
                                                                   March 31
                                                      ----------------------------------
                                                            2006              2005
                                                      ----------------  ----------------
Truckload Transportation Services (amounts in 000's)      $        %        $        %
----------------------------------------------------  ----------------  ----------------
Revenues                                              $ 432,997  100.0  $ 402,363  100.0
Operating Expenses                                      397,914   91.9    371,179   92.2
                                                      ---------         ---------
Operating income                                      $  35,083    8.1  $  31,184    7.8
                                                      =========         =========

     Higher fuel prices and higher fuel surcharge collections have the effect of increasing the Company's consolidated operating ratio and the truckload segment's operating ratio. Eliminating this sometimes volatile source of revenue provides a more consistent basis for comparing the results of operations from period to period. The following table calculates the truckload segment's operation ratio using total operating expenses, net of fuel surcharge revenues, as a percentage of revenues, excluding fuel surcharges.

                                                              Three Months Ended
                                                                   March 31
                                                      ----------------------------------
                                                            2006              2005
                                                      ----------------  ----------------
Truckload Transportation Services (amounts in 000's)      $        %        $        %
----------------------------------------------------  ----------------  ----------------
Revenues                                              $ 432,997         $ 402,363
Less: trucking fuel surcharge revenues                   61,888            40,936
                                                      ---------         ---------
Revenues, net of fuel surcharges                        371,109  100.0    361,427  100.0
                                                      ---------         ---------
Operating expenses                                      397,914           371,179
Less: trucking fuel surcharge revenues                   61,888            40,936
                                                      ---------         ---------
Operating expenses, net of fuel surcharges              336,026   90.5    330,243   91.4
                                                      ---------         ---------
Operating income                                      $  35,083    9.5  $  31,184    8.6
                                                      =========         =========

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

                                                              Three Months Ended
                                                                   March 31
                                                      ----------------------------------
                                                            2006              2005
                                                      ----------------  ----------------
Value Added Services (amounts in 000's)                   $        %        $        %
---------------------------------------               ----------------  ----------------
Revenues                                              $  56,171  100.0  $  50,160  100.0
Rent and purchased transportation expense                50,891   90.6     45,166   90.0
                                                      ---------         ---------
Gross margin                                              5,280    9.4      4,994   10.0
Other operating expenses                                  3,769    6.7      3,001    6.0
                                                      ---------         ---------
Operating income                                      $   1,511    2.7  $   1,993    4.0
                                                      =========         =========

Three Months Ended March 31, 2006 Compared to Three Months Ended March  31,
---------------------------------------------------------------------------
2005
----

Operating Revenues

     Operating revenues increased 8.1% for the three months ended March 31, 2006, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues increased 2.9% due primarily to a 3.9% increase in average revenues per total mile, excluding fuel surcharges, offset by a 1.0% decrease in average monthly miles per tractor. The average percentage of empty miles increased to 12.9% in first quarter 2006 from 11.8% in first quarter 2005. The empty mile percentage in the Company's dedicated fleet operation (approximately 40% of the total truck fleet) is substantially higher than the other truck fleets and empty miles in the dedicated fleets are almost always billed to customers. Average revenues per total mile, excluding fuel surcharges, increased due to customer rate increases.

     During third and fourth quarter 2005, the Company's sales and marketing team renewed customer contracts and obtained annual base rate increases for a substantial portion of the Company's non-dedicated fleet business that renewed in the second half of 2005. Although the Company has taken steps to minimize or delay certain controllable cost increases, base rate increases continue to be necessary to recoup several inflationary cost increases including driver pay and benefits, truck engine emission costs, and toll increases and to improve the Company's return on assets. The Company met its goals for these base rate increases in the 2005 renewal period. The Company has also been successful at obtaining base rate increases related to its dedicated fleet business to recoup these same cost increases.

     Freight  demand  was  slightly softer in  January  and  February  2006 compared to a stronger freight market in January and February 2005. Freight demand continued to show softness in March 2006 but was about the same as March 2005, due principally to an easier comparison caused by a decline in seasonally adjusted freight demand from February 2005 to March 2005. For much of first quarter 2006, freight demand was geographically weaker in the western United States. As first quarter 2006 progressed, the Company experienced the typical seasonal improvement in freight demand from January to March.

     The Company is benefiting from actions taken during the last few years to lessen the impact of freight market fluctuations, particularly during first quarter that is historically the most challenging quarter of the year in terms of freight demand. These actions included managing more freight due to the expansion of the Company's VAS division, increasing high-service multimodal freight that gives the Company the flexibility to use either truck or truck/rail service options, and reducing the percentage of the fleet that has one-way freight shipments.

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, increased from $40.9 million in first quarter 2005 to $61.9 million in first quarter 2006 due to higher average fuel prices in first quarter 2006. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. The Company's fuel surcharge programs are designed to recoup the higher cost of fuel from customers when fuel prices rise and provide customers with the benefit of lower costs when fuel prices decline. The truckload industry's fuel surcharge standard is a one-cent per mile increase in rate for every five-cent per gallon increase in the Department of Energy ("DOE") weekly retail on-highway diesel prices that are used for most fuel surcharge programs. These programs have historically enabled the Company to recover a significant portion of the fuel price increases. However, the five-cent per gallon brackets only recoup approximately 80% to 85% of the actual increase in the cost of fuel, due to empty miles not billable to customers, out-of-route miles, truck idle time, and the volatility in the fuel prices as prices change rapidly in short periods of time.

     VAS revenues increased 12.0% to $56.2 million for the three months ended March 31, 2006 from $50.2 million for the three months ended March 31, 2005 while gross margin dollars increased 5.7% for the same period. VAS revenues consist primarily of freight brokerage, intermodal, multimodal, freight transportation management, and other services. The revenue growth was the result of an increase in brokerage revenue offset partially by the loss of a freight management customer in second quarter 2005 and the flexibility to provide freight to the Company's truckload division during more challenging periods of freight demand as discussed above. The VAS gross margin and operating income were negatively impacted by start-up costs incurred related to its intermodal container program as discussed further on page 18. The Company continues to focus on growing the volume of business in the VAS segment, which provides customers with additional sources of capacity.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 92.5% for the three months ended March 31, 2006, compared to 92.8% for the three months ended March 31, 2005. As explained above, the significant increase in fuel expense and related fuel surcharge revenues had the effect of increasing the operating ratio. Because the Company's VAS business operates with a lower operating margin and a higher return on assets than the trucking business, the growth in VAS business in first quarter 2006 compared to first quarter 2005 also increased the Company's overall operating ratio. The tables on pages 13 and 14 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

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

                                           Three Months Ended    Increase
                                                March 31        (Decrease)
                                         ----------------------
                                             2006        2005    per Mile
                                         ----------------------------------
Salaries, wages and benefits                $0.563      $0.535    $.028
Fuel                                         0.347       0.262     .085
Supplies and maintenance                     0.143       0.139     .004
Taxes and licenses                           0.115       0.112     .003
Insurance and claims                         0.075       0.090    (.015)
Depreciation                                 0.157       0.147     .010
Rent and purchased transportation            0.146       0.145     .001
Communications and utilities                 0.019       0.021    (.002)
Other                                        0.000      (0.006)    .006

     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 11.8% in first quarter 2006 compared to 12.8% in first quarter 2005. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. The Company estimates that rent and purchased transportation expense for the truckload segment was lower by approximately 1.2 cents per total mile due to this decrease, and other expense categories had offsetting increases on a total-mile basis, as follows: salaries, wages and benefits (0.4 cents), fuel (0.4 cents), supplies and maintenance (0.1 cent), taxes and licenses (0.1 cent), and depreciation (0.2 cent).

     Salaries, wages and benefits for non-drivers increased in first quarter 2006 compared to first quarter 2005 due to a larger number of personnel to support the growth in VAS. The increase in salaries, wages and benefits of 2.8 cents per mile for the truckload segment is primarily the result of higher driver pay per mile resulting from an increase in the percentage of company truck miles versus owner-operator miles (see above) and driver pay increases for some dedicated fleets. Non-driver salaries, wages and benefits increased due to a larger number of personnel to support the growth in VAS, an increase in the number of equipment maintenance personnel, an increase in the Company's group health insurance costs due to higher claims experience in first quarter 2006, and approximately $0.7 million of stock compensation expense related to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R on January 1, 2006. See footnote 5 to the Notes to Consolidated Financial Statements for more explanation of SFAS No. 123R.

     The driver recruiting and retention market is extremely challenging. The supply of qualified truck drivers continues to be constrained due to alternative jobs to truck driving that are available in today's economy. Also, the competitive market among truckload carriers for recruiting experienced drivers, student drivers, and owner-operator drivers has intensified. The Company continues to focus on driver quality of life issues such as developing more driving jobs with more frequent home time, providing drivers with newer trucks, and maximizing mileage productivity within the federal hours of service regulations. The Company continues to place increased emphasis on developing newly certified drivers through its student driver training program. The number of company trucks decreased from 7,920 at December 31, 2005 to 7,820 at March 31, 2006 due to the tight driver market. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and additional increases in driver pay rates were necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 8.5 cents per mile for the truckload segment due to higher average diesel fuel prices. Average fuel prices in first quarter 2006 were 42 cents a gallon, or 29%, higher than first quarter 2005. In its Form 10-K filing with the Securities and Exchange Commission ("SEC") on February 15, 2006, the Company estimated the negative impact of higher fuel costs on first quarter 2006 earnings compared to first quarter 2005 earnings to be three cents to four cents per share, assuming diesel fuel prices for the last seven weeks of first quarter 2006 remained at the average price for the first six weeks of 2006. Diesel fuel prices were relatively stable during this seven-week period, but the Company's average miles per gallon ("mpg") was better than expected, resulting in a two-cent per share negative impact on first quarter 2006 earnings compared to first quarter 2005 earnings. The Company includes the following items in the calculation of the estimated impact of higher fuel costs on earnings for both periods: fuel pricing, fuel reimbursement to owner-operator drivers, lower mpg due to the increasing percentage of company-owned trucks with post-October 2002 engines, and anticipated fuel surcharge reimbursement.

     Company data continues to indicate that the fuel mpg degradation for trucks with post-October 2002 engines is approximately a 5% reduction in fuel efficiency. The percentage of the Company's truck fleet with post-October 2002 engines (EPA phase one) increased to 95% as of March 31, 2006 from 59% as of March 31, 2005. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2006, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Diesel fuel prices for the month of April 2006 averaged 50 cents per gallon, or 30%, higher than April 2005. If diesel fuel prices throughout the remainder of second quarter 2006 remain at the average price for April 2006, the Company estimates that fuel will have a negative impact on second quarter 2006 earnings compared to second quarter 2005 of four cents to six cents per share. It is difficult to estimate the impact of higher fuel costs on earnings because of changing fuel pricing trends, the temporary lag effect of rapidly changing fuel prices on fuel surcharge revenues, and other factors. The actual impact of fuel expense on earnings could be higher or lower than estimated due to those factors.

     Supplies and maintenance for the truckload segment increased 0.4 cents on a per-mile basis in first quarter 2006 due primarily to increases in repair expenses to maintain the Company's trailer fleet.

     Taxes and licenses for the truckload segment increased 0.3 cents per total mile due primarily to a slight decrease in the company truck mpg that impacts the per-mile cost of federal and state diesel fuel taxes, as well as increases in some state fuel tax rates.

     Insurance and claims for the truckload segment decreased 1.5 cents on a per-mile basis due primarily to better claims experience in first quarter 2006 compared to first quarter 2005. For the policy year that began August 1, 2005, the Company is responsible for the first $2.0 million per claim with an annual aggregate of $2.0 million for claims between $2.0 million and $3.0 million, and the Company is fully insured (i.e., no aggregate) for claims between $3.0 million and $5.0 million. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims. The Company maintains liability insurance coverage with reputable insurance carriers substantially in excess of the $10.0 million per claim. The Company's liability insurance premiums for the policy year beginning August 1, 2005 were approximately the same as the previous policy year.

     Depreciation expense for the truckload segment increased 1.0 cent on a per-mile basis in first quarter 2006 due primarily to higher costs of new tractors with the post-October 2002 engines. As of March 31, 2006, approximately 95% of the company-owned truck fleet consisted of trucks with the post-October 2002 engines compared to 59% at March 31, 2005. The Company has replaced substantially all of its company-owned fleet with trucks with the post-October 2002 engines.

     Rent and purchased transportation consists mainly of payments to third-party capacity providers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. As shown in the VAS statistics table on page 14, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 90.6% in first quarter 2006 compared to 90.0% in first quarter 2005. This increase was primarily the result of start-up costs related to the VAS Intermodal container program. During fourth quarter 2005, VAS entered into an agreement with Union Pacific ("UP") to manage UP-owned containers for intermodal freight shipments. During first quarter 2006, VAS Intermodal was managing 400 of these containers. VAS Intermodal has the option to, and expects to, increase the number of UP containers in 2006 as it further develops its intermodal freight program. Additional start-up costs will be incurred as this container program continues to expand in 2006.

     Rent  and purchased transportation for the truckload segment increased
0.1 cent per total mile in first quarter 2006. Higher fuel prices necessitated higher reimbursements to owner-operators for fuel ($7.3 million for first quarter 2006 compared to $4.7 million for first quarter
2005), which resulted in a 1.0 cent per total mile increase. This increase in owner-operator fuel reimbursement was offset by the decrease in the number of owner-operator trucks and the decrease in corresponding owner-operator miles. The Company's customer fuel surcharge programs do not differentiate between miles generated by Company-owned trucks and miles generated by owner-operator trucks; thus, the increase in owner-operator fuel reimbursements is included with Company fuel expenses in calculating the per-share impact of higher fuel prices on earnings.

     Over the past year, attracting and retaining owner-operator drivers became more difficult due to the increasingly challenging operating conditions including inflationary cost increases that are the responsibility of the owner-operators. The number of owner-operators decreased to 830 as of March 31, 2006 from a total of 930 as of March 31, 2005 (an 11% decrease). The Company increased the van and regional over-the-road owner-operators' settlement rate by two cents per mile effective May 1, 2006. This increase applies to 84% of the Company's owner-operators and is expected to cost approximately $0.2 million per month. The Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers were to occur and additional increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Other operating expenses for the truckload segment increased 0.6 cents per mile in first quarter 2006. Gains on sales of assets, primarily trucks and trailers, increased to $8.8 million in first quarter 2006 compared to $2.5 million in first quarter 2005. In first quarter 2006, the Company sold more trucks, realized higher gains per truck, and spent less on repairs per truck sold. In first quarter 2006, the Company began selling its oldest van trailers that have already reached the end of their depreciable life, and these trailer sales also resulted in equipment gains. The Company expects to continue to sell its oldest trailers during the remainder of 2006 as it replaces them with new trailers. Fuel prices have begun to rise in recent weeks, and this is beginning to have a negative impact on used truck pricing and unit sales of trucks. With the rapid rise in fuel prices in September and October 2005, the Company experienced a temporary decline in truck sales and pricing while fuel remained high. As fuel prices declined, unit sales and pricing improved. The number of the Company's trucks planned for sale for each of the remaining three quarters of 2006 should be approximately the same as the number of trucks sold in first quarter 2006; however, the number of trucks planned for sale during each quarter of 2007 is expected to be significantly lower.

     On March 17, 2006, the Company filed a Form 8-K with the SEC disclosing that a customer, APX Logistics, Inc., declared bankruptcy owing the Company $7.2 million. Due to the significant uncertainty of collection of the amount owed by this customer, the Company recorded additional bad debt expense in the amount of $7.2 million in first quarter 2006. This is reflected as an expense in Other Operating Expenses in the Company's income statement.

     The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased slightly to 41.3% for first quarter 2006 from 41.0% for first quarter 2005.

Liquidity and Capital Resources:

     During the three months ended March 31, 2006, the Company generated cash flow from operations of $103.5 million, a 54.4% increase ($36.5 million) in cash flow compared to the same three-month period a year ago. The increase in cash flow from operations is due primarily to better collections of accounts receivable. Deferred taxes decreased by $37.1 million during the three months ended March 31, 2005 with an offsetting increase to the current income tax liability, related to tax law changes resulting in the reversal of certain tax strategies implemented in 2001 and lower income tax depreciation in 2005 due to the bonus tax depreciation provision that expired on December 31, 2004. The Company made federal income tax payments of $22.5 million in second quarter 2005 related to the reversal of the tax strategies. The cash flow from operations enabled the Company to make net capital expenditures, repay debt, and repurchase common stock as discussed below.

     Net cash used in investing activities for the three-month period ended March 31, 2006 decreased by $72.0 million, from $78.5 million for the three-month period ended March 31, 2005 to $6.5 million for the three-month period ended March 31, 2006. Net property additions, primarily revenue equipment were $7.9 million for the three-month period ended March 31, 2006 versus $79.0 million during the same period of 2005. The large decrease was due primarily to the Company purchasing more tractors in first quarter 2005 to reduce the average age of its truck fleet and selling more tractors and trailers in first quarter 2006. The average age of the Company's truck fleet is 1.25 years at March 31, 2006 compared to 1.54 years as of March 31, 2005. The Company intends to continue to keep its truck fleet as new as possible during 2006, in advance of phase two of the federally mandated engine emission standards that will become effective in January 2007. Net capital expenditures are expected to continue at a lower than normal rate for the remainder of the first half of 2006, and then are expected to return to higher than normal levels for the second half of 2006.

     As of March 31, 2006, the Company has committed to property and equipment purchases, net of trades, of approximately $71.8 million. The Company intends to fund these net capital expenditures through cash flow from operations.

     Net financing activities used $78.2 million and $1.2 million during the three months ended March 31, 2006 and 2005, respectively. The Company repaid outstanding debt totaling $60.0 million during the three-month period ended March 31, 2006. These funds were originally borrowed in the fourth quarter of 2005 to fund a portion of the Company's net capital expenditures. The Company paid dividends of $3.2 million in the three-month period ended March 31, 2006 and $2.8 million in the three-month period ended March 31, 2005. The Company increased its quarterly dividend rate by $.005 per share beginning with the dividend paid in July 2005. Financing activities also included common stock repurchases of $19.8 million and $0.3 million in the three-month periods ended March 31, 2006 and 2005, respectively. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. On April 14, 2006, the Company's Board of Directors approved an increase to its authorization for common stock repurchases of 6,000,000 shares. The previous authorization announced on November 23, 2003, authorized the Company to repurchase 3,965,838 shares. As of March 31, 2006, the Company had purchased 1,257,038 shares pursuant to this authorization and had 8,708,800 shares remaining available for repurchase.

     Management believes the Company's financial position at March 31, 2006 is strong. As of March 31, 2006, the Company had $55.1 million of cash and cash equivalents, no debt, and $866.7 million of stockholders' equity. As of March 31, 2006, the Company had $125.0 million of available credit pursuant to credit facilities, on which no borrowings were outstanding. The credit available under these facilities is reduced by the $37.2 million in letters of credit the Company maintains. These letters of credit are primarily required as security for insurance policies. As of March 31, 2006, the Company had no non-cancelable revenue equipment operating leases, and, therefore had no off-balance sheet revenue equipment debt. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Off-Balance Sheet Arrangements:

     The Company does not have arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

     Effective October 1, 2005, all truckload carriers became subject to revised hours of service ("HOS") regulations. The only significant change from the previous regulations is that a driver using the sleeper berth provision must take at least eight consecutive hours in the sleeper berth during their ten hours off-duty. Previously, drivers were allowed to split their ten hour off-duty time in the sleeper berth into two periods, provided neither period was less than two hours. This more restrictive sleeper berth provision is requiring some drivers to plan their time better and had a negative impact on mileage productivity. The greatest impact was for those customers with multiple-stop shipments or those shipments with pickup or delivery delays.

     In June 1998, the Company became the first, and only, trucking company in the United States to receive authorization from the U.S. Department of Transportation ("DOT"), under a pilot program, to use a global positioning system based paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities. On September 21, 2004, the Federal Motor Carrier Safety Administration ("FMCSA") approved the Company's exemption for its paperless log system that moves this exemption from the FMCSA-approved pilot program to permanent status. The exemption is to be renewed every two years. The Company has applied for its two-year renewal of the paperless log program.

     Beginning in January 2007, a new set of more stringent engine emissions standards mandated by the Environmental Protection Agency ("EPA") will become effective for all newly manufactured trucks. The Company has already reduced the average age of its truck fleet to 1.25 years in advance of the new standards. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. On June 1, 2006, 80 percent of diesel fuel for on-road use which is produced by U.S. refineries must meet the new ultra-low sulfur fuel guidelines. The EPA has extended the deadline for this fuel to be available at distribution terminals to September 1, 2006 and at retail facilities to October 15, 2006. When this becomes effective, the Company estimates an additional 1% to 3% decrease in fuel mpg because of the new fuel.

Critical Accounting Policies:

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although the Company's current replacement cycle for tractors is three years, the Company calculates depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate, which approximates the continuing declining market value of the tractors, in those instances in which a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. The Company continually monitors the adequacy of the lives and salvage values used in calculating depreciation expense and adjusts these assumptions appropriately when warranted.
     * The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net cash flows, it is not recoverable. The Company does not separately identify assets by operating segment, as tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of the Company's long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all assets and liabilities of the Company. Long-lived assets classified as held for sale are reported at the lower of their carrying amount or fair value less costs to sell.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and long-term) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates, including negative development, and estimates of incurred-but-not-reported losses based upon past experience. The Company's self-insurance reserves are reviewed by an actuary every six months.
     * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider is utilized to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishes customer pricing separately from carrier rate negotiations, generally has discretion in carrier selection, and/or has credit risk on the shipment, the Company records both revenues for the dollar value of services billed by the Company to the customer and rent and purchased transportation expense for the costs of transportation paid by the Company to the third-party capacity provider upon delivery of the shipment. In the absence of the conditions listed above, the Company records revenues net of expenses related to third-party capacity providers.

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

Accounting Standards:

     In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 (revised 2004), Share-Based Payments ("No. 123R"). SFAS No. 123R eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). Effective January 1, 2006, the Company adopted SFAS No. 123R using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma
disclosures.   Stock-based  employee compensation  expense  for  the  three months ended March 31, 2006 was $0.7 million. There was no cumulative effect of initially adopting SFAS No. 123R. As of the date of this filing, management estimates the impact of this new accounting standard to be approximately two cents per share for the year ending December 31, 2006, representing the expense to be recognized for the unvested portion of awards granted to date, and cannot predict the earnings impact of awards that may be granted in the future.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of all voluntary changes in accounting principle and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Upon adoption, SFAS No. 154 had no effect on the financial position, results of operations, and cash flows of the Company, but will affect future changes in accounting principles.

     In  February  2006,  the  FASB issued  SFAS No.  155,  Accounting  for
Certain Hybrid Financial Instruments-An Amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

Liabilities and eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No.155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As of March 31, 2006, management believes that SFAS No. 155 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. As of March 31, 2006, management believes that SFAS No. 156 will have no effect on the financial position, results of operations, and cash flows of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices, foreign exchange rates, and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, refining capacity, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2006, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for first quarter 2006 and prior periods. To date, almost all foreign revenues are denominated in U.S. dollars, and the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce direct foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

Interest Rate Risk

     The Company had no debt outstanding at March 31, 2006. Interest rates on the Company's unused credit facilities are based on the London Interbank Offered Rate ("LIBOR"). Increases in interest rates could impact the Company's annual interest expense on future borrowings.

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

                                  PART II

                             OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On November 24, 2003, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 3,965,838 shares. As of March 31, 2006, the Company had purchased 1,257,038 shares pursuant to this authorization and had 2,708,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue until withdrawn by the Board of Directors.

     The following table summarizes the Company's common stock repurchases during the first quarter of 2006 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser".

                   Issuer Purchases of Equity Securities

                                                                                      Maximum Number
                                                                                      (or Approximate
                                                               Total Number of        Dollar Value) of
                                                              Shares (or Units)    Shares (or Units) that
                      Total Number of                        Purchased as Part of        May Yet Be
                     Shares (or Units)  Average Price Paid    Publicly Announced     Purchased Under the
      Period             Purchased      per Share (or Unit)    Plans or Programs      Plans or Programs
                     ------------------------------------------------------------------------------------
January 1-31, 2006            -                 -                       -                 3,708,800
February 1-28, 2006        164,000          $19.8257                 164,000              3,544,800
March 1-31, 2006           836,000          $19.8248                 836,000              2,708,800
                     -----------------                         -----------------
Total                    1,000,000          $19.8250               1,000,000              2,708,800
                     =================                         =================

     On April 14, 2006, the Company's Board of Directors approved an increase to its authorization for repurchases of common stock pursuant to its previously announced stock repurchase program. The Company is authorized to repurchase an additional 6 million shares, in addition to the 2,708,800 remaining shares available for repurchase pursuant to the Board's previous authorization announced on November 24, 2003.

Item 6.  Exhibits.

   Index of Exhibits

   Exhibit 3(i)(A) Revised and Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-K for the year ended December 31, 2005)
   Exhibit 3(i)(B) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-Q for the quarter ended May 31, 1994)
   Exhibit 3(i)(C) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-K for the year ended December 31, 1998)
   Exhibit 3(i)(D) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(D) to the Company's report on Form 10-Q for the quarter ended June 30, 2005)
   Exhibit 3(ii) Revised and Restated By-Laws (Incorporated by reference to Exhibit 3(ii) to the Company's report on Form 10-Q for the quarter ended June 30, 2004)
   Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification (filed herewith)
   Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification (filed herewith)
   Exhibit 32.1 Section 1350 Certification (filed herewith)
   Exhibit 32.2 Section 1350 Certification (filed herewith)

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:       May 1, 2006           By:  /s/ John J. Steele
        -------------------            -------------------------------------
                                       John J. Steele
                                       Executive Vice President, Treasurer
                                       and Chief Financial Officer



Date:       May 1, 2006           By:  /s/ James L. Johnson
       --------------------            -------------------------------------
                                       James L. Johnson
                                       Senior Vice President, Controller and
                                       Corporate Secretary
                                      27
<P