Form 10-Q
period 2006-06-30
WERNER ENTERPRISES INC
filed 2006-08-02
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
                                    OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

     As of July 28, 2006, 77,269,947 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q
                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated  Statements of Income for the Three Months  Ended
        June 30, 2006 and 2005                                            3

        Consolidated  Statements of Income for the  Six  Months  Ended
        June 30, 2006 and 2005                                            4

        Consolidated Condensed Balance Sheets as of June 30, 2006  and
        December 31, 2005                                                 5

        Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 2006 and 2005                                            6

        Notes to Consolidated Financial Statements as of June 30, 2006    7

Item 2. Management's  Discussion and Analysis of  Financial  Condition
        and Results of Operations                                        11

Item 3. Quantitative and Qualitative Disclosures About Market Risk       25


Item 4. Controls and Procedures                                          26


PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      27


Item 4. Submission of Matters to a Vote of Security Holders              27


Item 6. Exhibits                                                         28


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

     Operating results for the three-month and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

     These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                  June 30
---------------------------------------------------------------------------
                                                     2006          2005
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $ 528,889     $ 485,789
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                     149,743       141,332
   Fuel                                             102,812        78,064
   Supplies and maintenance                          38,982        39,921
   Taxes and licenses                                27,905        29,465
   Insurance and claims                              21,613        21,838
   Depreciation                                      41,072        40,539
   Rent and purchased transportation                101,335        90,342
   Communications and utilities                       4,827         5,134
   Other                                             (5,751)       (2,974)
                                                ---------------------------
    Total operating expenses                        482,538       443,661
                                                ---------------------------

Operating income                                     46,351        42,128
                                                ---------------------------

Other expense (income):
   Interest expense                                       4             2
   Interest income                                   (1,221)         (822)
   Other                                                 85            46
                                                ---------------------------
    Total other expense (income)                     (1,132)         (774)
                                                ---------------------------

Income before income taxes                           47,483        42,902

Income taxes                                         19,462        17,607
                                                ---------------------------

Net income                                        $  28,021     $  25,295
                                                ===========================

Earnings per share:

   Basic                                          $     .36     $     .32
                                                ===========================

   Diluted                                        $     .35     $     .31
                                                ===========================

Dividends declared per share                      $    .045     $    .040
                                                ===========================

Weighted-average common shares outstanding:

   Basic                                             78,236        79,415
                                                ===========================

   Diluted                                           79,689        80,692
                                                ===========================

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Six Months Ended
(In thousands, except per share amounts)                 June 30
---------------------------------------------------------------------------
                                                    2006          2005
---------------------------------------------------------------------------
                                                       (Unaudited)

Operating revenues                               $ 1,020,811   $   941,051
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                      296,356       281,554
   Fuel                                              191,458       145,692
   Supplies and maintenance                           76,774        76,675
   Taxes and licenses                                 57,374        58,243
   Insurance and claims                               40,808        45,038
   Depreciation                                       82,173        80,176
   Rent and purchased transportation                 189,354       172,909
   Communications and utilities                        9,722        10,576
   Other                                              (6,381)       (4,777)
                                                ---------------------------
    Total operating expenses                         937,638       866,086
                                                ---------------------------

Operating income                                      83,173        74,965
                                                ---------------------------

Other expense (income):
   Interest expense                                      277             6
   Interest income                                    (2,216)       (1,787)
   Other                                                 126            73
                                                ---------------------------
    Total other expense (income)                      (1,813)       (1,708)
                                                ---------------------------

Income before income taxes                            84,986        76,673

Income taxes                                          34,936        31,457
                                                ---------------------------

Net income                                       $    50,050   $    45,216
                                                ===========================

Earnings per share:

   Basic                                         $       .63   $       .57
                                                ===========================

   Diluted                                       $       .62   $       .56
                                                ===========================

Dividends declared per share                     $      .085   $      .075
                                                ===========================

Weighted-average common shares outstanding:

   Basic                                              78,837        79,383
                                                ===========================

   Diluted                                            80,324        80,754
                                                ===========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)                June 30    December 31
---------------------------------------------------------------------------
                                                     2006         2005
---------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                      $   42,810    $   36,583
   Accounts receivable, trade, less allowance of
     $15,828 and $8,357, respectively                233,504       240,224
   Other receivables                                  17,370        19,914
   Inventories and supplies                           10,576        10,951
   Prepaid taxes, licenses and permits                 8,215        18,054
   Current deferred income taxes                      21,900        20,940
   Other current assets                               22,755        20,966
                                                ---------------------------
     Total current assets                            357,130       367,632
                                                ---------------------------

Property and equipment                             1,538,914     1,555,764
Less - accumulated depreciation                      564,213       553,157
                                                ---------------------------
     Property and equipment, net                     974,701     1,002,607
                                                ---------------------------

Other non-current assets                              16,420        15,523
                                                ---------------------------

                                                  $1,348,251    $1,385,762
                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $   63,273    $   52,387
   Current portion of long-term debt                       -        60,000
   Insurance and claims accruals                      60,511        62,418
   Accrued payroll                                    22,502        21,274
   Other current liabilities                          18,321        21,838
                                                ---------------------------
     Total current liabilities                       164,607       217,917
                                                ---------------------------

Other long-term liabilities                              745           526

Insurance and claims accruals, net of current
  portion                                             97,500        95,000

Deferred income taxes                                213,525       209,868

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 77,810,695 and 79,420,443 shares
     outstanding, respectively                           805           805
   Paid-in capital                                   104,391       105,074
   Retained earnings                                 820,657       777,260
   Accumulated other comprehensive loss               (1,269)         (259)
   Treasury stock, at cost; 2,722,841 and
     1,113,093 shares, respectively                  (52,710)      (20,429)
                                                ---------------------------
     Total stockholders' equity                      871,874       862,451
                                                ---------------------------
                                                  $1,348,251    $1,385,762
                                                ===========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
(In thousands)                                            June 30
---------------------------------------------------------------------------
                                                     2006          2005
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                     $   50,050    $   45,216

   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                     82,173        80,176
     Deferred income taxes                             2,697       (37,675)
     Gain on disposal of property and equipment      (15,958)       (6,039)
     Stock based compensation                          1,312             -
     Tax benefit from exercise of stock options            -         1,260
     Other long-term assets                               68          (311)
     Insurance claims accruals, net of current
       portion                                         2,500         3,000
     Other long-term liabilities                         219             -
     Changes in certain working capital items:
       Accounts receivable, net                        6,720       (12,018)
       Other current assets                           10,969           349
       Accounts payable                               10,886         4,171
       Other current liabilities                      (4,521)       18,142
                                                ---------------------------
    Net cash provided by operating activities        147,115        96,271
                                                ---------------------------

Cash flows from investing activities:
   Additions to property and equipment              (129,893)     (208,640)
   Retirements of property and equipment              88,058        55,979
   Decrease in notes receivable                        2,561         2,087
                                                ---------------------------
    Net cash used in investing activities            (39,274)     (150,574)
                                                ---------------------------

Cash flows from financing activities:
   Repayments of short-term debt                     (60,000)            -
   Dividends on common stock                          (6,328)       (5,552)
   Repurchases of common stock                       (39,477)         (263)
   Stock options exercised                             3,112         1,868
   Excess tax benefits from exercise of stock
     options                                           2,089             -
                                                ---------------------------
    Net cash used in financing activities           (100,604)       (3,947)
                                                ---------------------------

Effect of exchange rate fluctuations on cash          (1,010)          500
Net increase (decrease) in cash and cash
  equivalents                                          6,227       (57,750)
Cash and cash equivalents, beginning of period        36,583       108,807
                                                ---------------------------
Cash and cash equivalents, end of period          $   42,810    $   51,057
Supplemental disclosures of cash flow           ===========================
  information:
Cash paid during the period for:
   Interest                                       $      388    $        6
   Income taxes                                   $   34,370    $   65,999
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                    $    3,526    $    5,298


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was ($712) and $549 (in thousands) for the three-month periods and ($1,010) and $500 (in thousands) for the six-month periods ended June 30, 2006 and 2005, respectively.

(2)  Long-Term Debt

     As of June 30, 2006, the Company has credit facilities with two banks totaling $200.0 million which mature at various dates from May 2008 to May 2011 and bear variable interest based on the London Interbank Offered Rate ("LIBOR"), on which no borrowings were outstanding. The Company repaid the $60.0 million of outstanding debt as of December 31, 2005 in first quarter 2006. As of June 30, 2006, the credit available pursuant to these bank credit facilities is reduced by $37.2 million in letters of credit the Company maintains. Each of the debt agreements require, among other things, that the Company not exceed a maximum ratio of total debt to total capitalization and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable as defined in the credit facility. While the Company had no borrowings outstanding under these credit facilities as of June 30, 2006, the Company remained in compliance with these covenants at June 30, 2006.

     On June 7, 2006, the Company amended its $75.0 million bank credit facility with Wells Fargo Bank, increasing the credit facility to $100.0 million and extending the maturity date from May 16, 2007 to May 31, 2011. The amendment also replaced the minimum consolidated tangible net worth requirement with a maximum total debt to capitalization requirement of 40%. On June 28, 2006, the Company amended its $50.0 million bank credit facility with Harris, N.A., increasing the credit facility to $100.0 million and extending the expiration date from October 22, 2007 to May 31, 2008. The amendment also provides for the maximum facility amount to be reduced from $100.0 million to $75.0 million on March 31, 2007 and from $75.0 million to $50.0 million on June 30, 2007. The amendment also replaced the minimum consolidated tangible net worth requirement with a maximum ratio of total funded debt to total capitalization requirement of
0.40 to 1.00.

(3)  Commitments and Contingencies

     As of June 30, 2006, the Company has commitments for net capital expenditures of approximately $122.9 million.

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

                              Three Months Ended        Six Months Ended
                                    June 30                 June 30
                            ----------------------   ----------------------
                                2006      2005           2006      2005
                            ----------------------   ----------------------

Net income                  $  28,021    $  25,295   $  50,050    $  45,216
                            ======================   ======================

Weighted-average common
  shares outstanding           78,236       79,415      78,837       79,383
Common stock equivalents        1,453        1,277       1,487        1,371
                            ----------------------   ----------------------
Shares used in computing
  diluted earnings per share   79,689       80,692      80,324       80,754
                            ======================   ======================
Basic earnings per share    $     .36    $     .32   $     .63    $     .57
                            ======================   ======================
Diluted earnings per
  share                     $     .35    $     .31   $     .62    $     .56
                            ======================   ======================


     Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:

                                     Three Months Ended             Six Months Ended
                                          June 30                        June 30
                                 ---------------------------   ---------------------------
                                      2006         2005             2006        2005
                                 ---------------------------   ---------------------------
Number of shares under
  option                                24,500        39,500           5,000             -
Range of option purchase
  prices                         $19.84-$20.36 $19.26-$19.84          $20.36             -


(5)  Stock Based Compensation

     The Company's Stock Option Plan (the "Stock Option Plan") is a nonqualified plan that provides for the grant of options to management employees. Options are granted at prices equal to the market value of the Company's common stock using the common stock's closing price on the date prior to the date the option is granted.

     Options granted become exercisable in installments from six to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 20,000,000 shares. The maximum aggregate number of options that may be granted to any one person under the Stock Option Plan is 2,562,500 options. At June 30, 2006, 8,886,133 shares were available for granting additional options.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("No. 123R") using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based employee compensation expense for the three-month period and six-month period ended June 30, 2006 was $0.6 million and $1.3 million, respectively, and is included in salaries, wages and benefits within the consolidated statements of income. There was no cumulative effect of initially adopting SFAS No. 123R.

     The Company granted 5,000 and 20,000 stock options during the three-month periods ended June 30, 2006 and 2005 and 5,000 and 39,500 options during the six-month periods ended June 30, 2006 and 2005. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted-average assumptions:


                                                      Six Months Ended
                                                          June 30
                                                 -------------------------
                                                     2006         2005
                                                 -------------------------
Risk-free interest rate                                4.7%         4.0%
Expected dividend yield                               0.88%        0.78%
Expected volatility                                     36%          37%
Expected term (in years)                               4.9          4.5


     The risk-free interest rate assumptions were based on average 5-year and 10-year U.S. Treasury note yields. The expected volatility was based on historical daily price changes of the Company's stock since June 2001 for the options granted in 2006 and on historical monthly price changes of the Company's stock since January 1990 for the options granted in 2005. The expected term was the average number of years that the Company estimated these options will be outstanding. The Company considered groups of employees that have similar historical exercise behavior separately for valuation purposes.

     The following table summarizes Stock Option Plan activity for the six months ended June 30, 2006:


                                                             Weighted
                                                              Average
                                      Number     Weighted    Remaining    Aggregate
                                        of        Average   Contractual   Intrinsic
                                     Options     Exercise      Term         Value
                                    (in 000's)   Price ($)    (Years)     (in 000's)
                                  ----------------------------------------------------
Outstanding at beginning of period       5,029   $    10.83

   Options granted                           5   $    20.36
   Options exercised                      (391)  $     7.97
   Options forfeited                       (44)  $    17.69
   Options expired                          (1)  $     7.35
                                  ------------
Outstanding at end of period             4,598   $    11.02      5.38    $   42,520
                                  ============
Exercisable at end of period             2,826   $     9.29      4.47    $   31,035
                                  ============


     The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $7.37 and $6.74 per share, respectively. The total intrinsic value of share options exercised during the six months ended June 30, 2006 and 2005 was $5.1 million and $3.1 million, respectively. As of June 30, 2006, the total unrecognized compensation cost related to nonvested stock option awards was approximately $3.5 million and is expected to be recognized over a weighted average period of 1.4 years.

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


                                   Three Months Ended       Six Months Ended
                                        June 30                 June 30
                                 ----------------------  ----------------------
                                          2005                    2005
                                 ----------------------  ----------------------
Net income, as reported                $  25,295                $  45,216
Less: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                                457                      905
                                       ---------                ---------
Net income, pro forma                  $  24,838                $  44,311
                                       =========                =========
Earnings per share:
  Basic - as reported                  $     .32                $     .57
                                       =========                =========
  Basic - pro forma                    $     .31                $     .56
                                       =========                =========
  Diluted - as reported                $     .31                $     .56
                                       =========                =========
  Diluted - pro forma                  $     .31                $     .55
                                       =========                =========


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

(6)  Segment Information

     The  Company  has  two reportable segments - Truckload  Transportation
Services and Value Added Services ("VAS"). The Truckload Transportation Services segment consists of six operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The medium-to-long-haul Van fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional short-haul fleet provides comparable truckload van service within five geographic regions. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. The Expedited fleet provides time-sensitive truckload services utilizing driver teams. Revenues for the Truckload Transportation Services segment include non-trucking revenues of $2.8 million and $3.5 million for the three-month periods and $5.6 million and $7.0 million for the six-month periods ended June 30, 2006 and 2005, respectively, representing the portion of shipments delivered to or from Mexico where the Company utilizes a third-party capacity provider and revenues generated in a few dedicated accounts where the services of third-party capacity providers are used to meet customer capacity requirements. The VAS segment, which generates the majority of the Company's non-trucking revenues, provides truck brokerage, intermodal, and freight transportation management (single-source logistics), as well as a newly expanded international product line. The Company recently formed Werner Global

Logistics U.S., LLC, a separate company that operates under the VAS segment. After several months of researching and developing the Company's business plans, the Company is announcing its entrance into the Asian transportation market. Expectations for the product offering in China will include site selection analysis, vendor and purchase order management, full container load consolidation and warehousing, as well as door-to-door freight forwarding and customs brokerage. These services are expected to be achieved through a combination of strategic alliances with best in class providers throughout the Trans-Pacific supply chain and company-owned assets.

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

     The following tables summarize the Company's segment information (in thousands of dollars):


                                                        Revenues
                                                        --------
                                      Three Months Ended        Six Months Ended
                                            June 30                  June 30
                                    ----------------------   ----------------------
                                        2006       2005          2006       2005
                                    ----------------------   ----------------------
Truckload Transportation Services   $  456,920  $  427,136   $  889,917  $  829,499
Value Added Services                    68,807      55,555      124,978     105,715
Other                                    2,418       1,919        4,280       3,818
Corporate                                  744       1,179        1,636       2,019
                                    ----------------------   ----------------------
Total                               $  528,889  $  485,789   $1,020,811  $  941,051
                                    ======================   ======================



                                                    Operating Income
                                                    ----------------
                                      Three Months Ended        Six Months Ended
                                            June 30                  June 30
                                    ----------------------   ----------------------
                                        2006       2005          2006       2005
                                    ----------------------   ----------------------
Truckload Transportation Services   $   44,043  $   39,803   $   79,126  $   70,987
Value Added Services                     2,365       1,916        3,876       3,909
Other                                      167         815          630       1,671
Corporate                                 (224)       (406)        (459)     (1,602)
                                    ----------------------   ----------------------
Total                               $   46,351  $   42,128   $   83,173  $   74,965
                                    ======================   ======================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report contains historical information, as well as forward-looking statements that are based on information currently available to the Company's management. The forward-looking statements in this report, including those made in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. The Company believes the assumptions underlying these forward-looking statements are reasonable based on information currently available; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those anticipated in the forward-looking statements as a result of certain risks and uncertainties. These risks include, but are not limited to, those discussed in Item 1A, "Risk Factors", of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Caution should be taken not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date they are made. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

     Operating revenues consist of trucking revenues generated by the six operating fleets in the Truckload Transportation Services segment (dedicated services, medium-to-long-haul van, regional short-haul, expedited, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's VAS segment. The Company's Truckload Transportation Services segment ("truckload segment") also includes a small amount of non-trucking revenues for the portion of shipments delivered to or from Mexico where it utilizes a third-party capacity provider, and for a few of its dedicated accounts where the services of third-party capacity providers are used to meet customer capacity requirements. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS segment, as well as the non-trucking revenues generated by the truckload segment. Trucking revenues accounted for 86% of total operating revenues in second quarter 2006, and non-trucking and other operating revenues accounted for 14%.

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

     A common industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses expressed as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. These expenses generally vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers, and non-trucking revenues. As discussed further in the comparison of operating results for second quarter 2006 to second quarter 2005, several industry-wide issues, including high fuel prices and a challenging driver recruiting and retention market, could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and
licenses  expense).   Depreciation expense has been  affected  by  the  new
engine emission standards that became effective in October 2002 for all newly purchased trucks, which have increased truck purchase costs. In addition, beginning in January 2007, a new set of more stringent engine emissions standards mandated by the Environmental Protection Agency ("EPA") will become effective for all newly manufactured trucks. The Company intends to continue to keep its fleet as new as possible in advance of the new standards. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. The trucking operations require substantial cash expenditures for the purchase of tractors and trailers. The Company has accelerated its normal three-year replacement cycle for company-owned tractors. These purchases are funded by net cash from operations and when necessary, by borrowings from the Company's credit facilities.

     Non-trucking services provided by the Company, primarily through its VAS division, include truck brokerage, intermodal, and freight transportation management (single-source logistics), as well as a newly expanded international product line. Unlike the Company's trucking operations, the non-trucking operations are less asset-intensive and are instead dependent upon information systems, qualified employees, and the services of other third-party capacity providers. The most significant expense item related to these non-trucking services is the cost of transportation paid by the Company to third-party capacity providers, which is recorded as rent and purchased transportation expense. Other expenses include salaries, wages and benefits and computer hardware and software depreciation. The Company evaluates the non-trucking operations by reviewing the gross margin percentage (revenues less rent and purchased transportation expense expressed as a percentage of revenues) and the operating ratio. The operating margin for the non-trucking business is lower than those of the trucking operations, but the return on assets is substantially higher.

Results of Operations:

     The following table sets forth certain industry data regarding the freight revenues and operations of the Company for the periods indicated.


                                 Three Months Ended                 Six Months Ended
                                      June 30              %            June 30             %
                               ----------------------            ----------------------
                                  2006        2005      Change      2006        2005      Change
                               ----------  ----------  --------  ----------  ----------  --------
Trucking revenues, net of
  fuel surcharge (1)             $375,897    $371,612      1.2%    $744,153    $729,478      2.0%
Trucking fuel surcharge
  revenues (1)                     78,213      51,967     50.5%     140,101      92,903     50.8%
Non-trucking revenues,
  including VAS (1)                71,569      59,065     21.2%     130,549     112,742     15.8%
Other operating revenues (1)        3,210       3,145      2.1%       6,008       5,928      1.3%
                               ----------  ----------            ----------  ----------
       Operating revenues (1)    $528,889    $485,789      8.9%  $1,020,811    $941,051      8.5%
                               ==========  ==========            ==========  ==========

Operating ratio
  (consolidated) (2)                 91.2%       91.3%    -0.1%        91.9%       92.0%    -0.1%
Average monthly miles per
  tractor                           9,938      10,199     -2.6%       9,886      10,066     -1.8%
Average revenues per total
  mile (3)                         $1.463      $1.389      5.3%      $1.456      $1.391      4.7%
Average revenues per loaded
  mile (3)                         $1.679      $1.578      6.4%      $1.671      $1.579      5.8%
Average percentage of empty
  miles (4)                         12.84%      11.99%     7.1%       12.87%      11.88%     8.3%
Average trip length in
  miles (loaded)                      584         566      3.2%         585         569      2.8%
Total miles (loaded and
  empty) (1)                      256,852     267,547     -4.0%     511,169     524,393     -2.5%
Average tractors in service         8,615       8,744     -1.5%       8,618       8,682     -0.7%
Average revenues per
  tractor per week (3)             $3,356      $3,269      2.7%      $3,321      $3,231      2.8%
Total tractors (at quarter
  end)
       Company                      7,905       7,820                 7,905       7,820
       Owner-operator                 805         930                   805         930
                               ----------  ----------            ----------  ----------
              Total tractors        8,710       8,750                 8,710       8,750

Total trailers (truck and
  intermodal, at quarter end)      25,180      24,090                25,180      24,090
Managed containers (at
  quarter end)                        400           -                   400           -

(1) Amounts in thousands.
(2) Operating  expenses  expressed as  a  percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.
(4) Miles without trailer cargo. Dedicated fleets have a higher empty mile percentage, which is priced in the dedicated business.


     The following table sets forth the revenues, operating expenses, and operating income for the truckload segment. Revenues for the truckload segment include non-trucking revenues of $2.8 million and $3.5 million for the three-month periods and $5.6 million and $7.0 million for the six-month periods ended June 30, 2006 and 2005, respectively, as described on page 10.


                                        Three Months Ended               Six Months Ended
                                             June 30                         June 30
                                  ------------------------------  ------------------------------
Truckload Transportation Services      2006            2005            2006            2005
                                  --------------  --------------  --------------  --------------
 (amounts in 000's)                  $      %        $      %        $      %        $      %
--------------------              --------------  --------------  --------------  --------------
Revenues                          $456,920 100.0  $427,136 100.0  $889,917 100.0  $829,499 100.0
Operating expenses                 412,877  90.4   387,333  90.7   810,791  91.1   758,512  91.4
                                  --------        --------        --------        --------
Operating income                  $ 44,043   9.6  $ 39,803   9.3  $ 79,126   8.9  $ 70,987   8.6
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


                                        Three Months Ended               Six Months Ended
                                             June 30                         June 30
                                  ------------------------------  ------------------------------
Truckload Transportation Services      2006            2005            2006            2005
                                  --------------  --------------  --------------  --------------
 (amounts in 000's)                  $      %        $      %        $      %        $      %
--------------------              --------------  --------------  --------------  --------------
Revenues                          $456,920        $427,136        $889,917        $829,499
Less: trucking fuel surcharge
  revenues                          78,213          51,967         140,101          92,903
                                  --------        --------        --------        --------
Revenues, net of fuel surcharges   378,707 100.0   375,169 100.0   749,816 100.0   736,596 100.0
                                  --------        --------        --------        --------
Operating expenses                 412,877         387,333         810,791         758,512
Less: trucking fuel surcharge
  revenues                          78,213          51,967         140,101          92,903
                                  --------        --------        --------        --------
Operating expenses, net of
  fuel surcharges                  334,664  88.4   335,366  89.4   670,690  89.4   665,609  90.4
                                  --------        --------        --------        --------
Operating income                  $ 44,043  11.6  $ 39,803  10.6  $ 79,126  10.6  $ 70,987   9.6
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

                                        Three Months Ended               Six Months Ended
                                             June 30                         June 30
                                  ------------------------------  ------------------------------
Value Added Services (amounts          2006            2005            2006            2005
-----------------------------     --------------  --------------  --------------  --------------
  in 000's)                          $      %        $      %        $      %        $      %
-----------                       --------------  --------------  --------------  --------------

Revenues                          $ 68,807 100.0  $ 55,555 100.0  $124,978 100.0  $105,715 100.0
Rent and purchased transportation
  expense                           62,204  90.4    50,405  90.7   113,095  90.5    95,571  90.4
                                  --------        --------        --------        --------
Gross margin                         6,603   9.6     5,150   9.3    11,883   9.5    10,144   9.6
Other operating expenses             4,238   6.2     3,234   5.9     8,007   6.4     6,235   5.9
                                  --------        --------        --------        --------
Operating income                  $  2,365   3.4  $  1,916   3.4  $  3,876   3.1  $  3,909   3.7
                                  ========        ========        ========        ========


Three  Months Ended June 30, 2006 Compared to Three Months Ended  June  30,
---------------------------------------------------------------------------
2005
----

Operating Revenues

     Operating revenues increased 8.9% for the three months ended June 30, 2006, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues increased 1.2% due primarily to a 5.3% increase in average revenues per total mile, offset by a 1.5% decrease in the average number of tractors in service, and a 2.6% decrease in average monthly miles per tractor. Average revenues per total mile, excluding fuel surcharges, increased due to customer rate increases. The average percentage of empty miles increased to 12.8% in second quarter 2006 from 12.0% in second quarter 2005. A significant portion of the decrease in average miles per truck is due to the ongoing shift of trucks from the medium-to-long-haul van division (which has higher average miles per truck) to the dedicated division (which has lower average miles per truck). Dedicated fleet business also tends to have a higher empty mile percentage, lower miles per trip, and a higher rate per loaded mile. The revision to the hours of service regulations that went into effect in October 2005 also caused lower miles per truck for some shorter haul or multiple stop shipments.

     A substantial portion of the Company's freight base is under contract with customers and provides for annual pricing increases. A significant portion of the Company's non-dedicated fleet contracts renew and will be renegotiated during the second half of 2006. There continue to be several inflationary cost pressures that are impacting truckload carriers. They include: driver pay and other driver-related costs due to a difficult driver market, rising diesel fuel prices, conversion from low sulfur diesel fuel to ultra-low sulfur diesel fuel ("ULSD"), new engine emission requirements for newly manufactured trucks beginning in January 2007 that are increasing the truck purchase costs and lowering the miles per gallon ("mpg"), and rising liability and cargo insurance costs. To recoup these cost increases, management will be seeking freight rate increases during the upcoming contract renewal period.

     As second quarter 2006 progressed, freight demand improved on a year-over-year basis. April 2006 demand was comparable to April 2005. Beginning the second week of May 2006, freight demand was better than the same period of 2005. This favorable demand trend continued throughout the last seven weeks of second quarter 2006. July 2006 freight demand has been about the same as it was in July 2005. The Company measures freight demand for all periods by comparing the percentage of available loads to available trucks for its non-dedicated truck fleets.

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, increased to $78.2 million in second quarter 2006 from $52.0 million in second quarter 2005 as a result of higher fuel costs. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. The Company's fuel surcharge programs are designed to recoup the higher cost of fuel from customers when fuel prices rise and provide customers with the benefit of lower costs when fuel prices decline. The truckload industry's fuel surcharge standard is a one-cent per mile increase in rate for every five-cent per gallon increase in the Department of Energy ("DOE") weekly retail on-highway diesel prices that are used for most fuel surcharge programs. These programs have historically enabled the Company to recover a significant portion of the fuel price increases. However, the five-cent per gallon brackets only recoup approximately 80% to 85% of the actual increase in the cost of fuel, due to empty miles not billable to customers, out-of-route miles, truck idle time, and the volatility in the fuel prices as prices change rapidly in short periods of time.

     VAS revenues increased 23.9% to $68.8 million for the three months ended June 30, 2006 from $55.6 million for the three months ended June 30, 2005 due to growth in brokerage and intermodal while gross margin dollars increased 28.2% for the same period. VAS revenues include truck brokerage, freight transportation management (single-source logistics), intermodal, and multimodal, as well as a newly expanded international product line (see paragraph below). VAS has a goal to grow revenues and operating income over 20% during third and fourth quarter 2006 compared to third and fourth quarter 2005. The VAS brokerage network consists of nine offices and 43 freight brokers. The brokerage product line has expanded from dry van freight into the flatbed and temperature-controlled segments of the business, which is accelerating the growth rate. The Company continues to focus on growing the volume of business in the VAS segment, which provides customers with additional sources of capacity.

     The Company recently formed Werner Global Logistics U.S., LLC, a separate company that operates under the VAS segment. After several months of researching and developing the Company's business plans, the Company is announcing its entrance into the Asian transportation market. Werner Global Logistics U.S., LLC recently obtained its U.S. Ocean Transport Intermediary (NVOCC and Ocean Freight Forwarding) license and established a local presence with the opening of its Shanghai, China office. Expectations for the product offering in China will include site selection analysis, vendor and purchase order management, full container load consolidation and warehousing, as well as door-to-door freight forwarding and customs brokerage. These services are expected to be achieved through a combination of strategic alliances with best in class providers throughout the Trans-Pacific supply chain and company-owned assets.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 91.2% for the three months ended June 30, 2006, compared to 91.3% for the three months ended June 30, 2005. As explained above, the significant increase in fuel expense and related fuel surcharge revenues had the effect of increasing the operating ratio. Because the Company's VAS business operates with a lower operating margin and a higher return on assets than the trucking business, the growth in VAS business in second quarter 2006 compared to second quarter 2005 also increased the Company's overall operating ratio. The tables on page 15 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

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


                                 Three Months Ended    Increase    Six Months Ended    Increase
                                      June 30         (Decrease)       June 30        (Decrease)
                                 ------------------                ----------------
                                    2006    2005       per Mile      2006    2005      per Mile
                                 ---------------------------------------------------------------
Salaries, wages and benefits       $0.567  $0.517        $.050      $0.565  $0.525       $.040
Fuel                                0.398   0.291         .107       0.372   0.277        .095
Supplies and maintenance            0.144   0.144         .000       0.144   0.145       (.001)
Taxes and licenses                  0.108   0.110        (.002)      0.112   0.111        .001
Insurance and claims                0.084   0.081         .003       0.080   0.085       (.005)
Depreciation                        0.155   0.147         .008       0.156   0.148        .008
Rent and purchased transportation   0.152   0.149         .003       0.148   0.147        .001
Communications and utilities        0.018   0.019        (.001)      0.019   0.020       (.001)
Other                              (0.019) (0.010)       (.009)     (0.010) (0.012)       .002


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 11.6% in second quarter 2006 compared to 12.8% in second quarter 2005. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. The Company estimates that rent and purchased transportation expense for the truckload segment was lower by approximately 1.4 cents per total mile due to this decrease, and other expense categories had offsetting increases on a total-mile basis, as follows: salaries, wages and benefits (0.5 cents), fuel (0.5 cents), supplies and maintenance (0.1 cent), taxes and licenses (0.1 cent), and depreciation (0.2 cents).

     Salaries, wages and benefits for non-drivers increased in second quarter 2006 compared to second quarter 2005 due to a larger number of personnel to support the growth in VAS. The increase in salaries, wages and benefits of 5.0 cents per mile for the truckload segment is primarily due to higher driver pay per mile resulting from an increase in the percentage of company truck miles versus owner-operator miles (see above), driver pay increases for some dedicated fleets, and increases in the Company's group health insurance costs and workers' compensation expense. The Company renewed its workers' compensation insurance coverage, and for the policy year beginning April 1, 2006, the Company continues to maintain a self-insurance retention of $1.0 million per claim and is responsible for an annual aggregate amount of $1.0 million for claims above $1.0 million and below $2.0 million. The Company's premium rates for this coverage did not change from the prior policy year. Non-driver salaries, wages and benefits increased due to an increase in the number of equipment maintenance personnel and approximately $0.6 million of stock compensation expense related to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R on January 1, 2006. See footnote 5 to the Notes to Consolidated Financial Statements for more explanation of SFAS No. 123R.

     The driver market continues to be extremely challenging, as it becomes even more difficult during the spring and summer months when the truckload industry competes with construction, agricultural, and other outdoor jobs that are more plentiful during this seasonal period. Average tractors in service declined by 129 trucks from second quarter 2005 to second quarter 2006 due principally to the driver market; however, the Company made significant progress improving its truck count during the latter part of second quarter 2006 by reducing driver turnover. Decreasing driver turnover continues to be a primary focus of the Company's non-driver workforce. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and additional increases in driver pay rates were necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 10.7 cents per mile for the truckload segment due to higher average diesel fuel prices. Fuel costs averaged 57 cents a gallon higher in second quarter 2006 compared to second quarter 2005. In the Company's March 31, 2006 Form 10-Q filed with the Securities and Exchange Commission on May 1, 2006, the Company estimated the negative impact of higher fuel costs on second quarter 2006 earnings compared to second quarter 2005 earnings to be four cents to six cents per share, assuming diesel fuel prices for the last nine weeks of second quarter 2006 remained at the average price for the first four weeks of second quarter 2006. The Company's average mpg was better than expected, and the Company's fuel surcharge collections were higher than estimated, resulting in only a two-cent per share negative impact on second quarter 2006 earnings compared to second quarter 2005 earnings. The Company includes the following items in the calculation of the estimated impact of higher fuel costs on earnings for both periods: fuel pricing, fuel reimbursement to owner-operator drivers, lower mpg due to the increasing percentage of company-owned trucks with post-October 2002 engines ("EPA phase one"), and anticipated fuel surcharge reimbursement.

     Truckload carriers will be required to transition from low sulfur diesel fuel to ULSD, as refiners gradually meet the October 15, 2006 transition date mandated by the EPA. Preliminary estimates are that ULSD will result in a 1% to 3% degradation of fuel mpg for all trucks, due to the lower energy content (btu) of ULSD. The EPA estimates the higher cost of ULSD to the end user should not exceed eight cents per gallon once the fuel becomes widely available. However, during the transition period, supply and demand factors could cause the pricing of ULSD to be more volatile. To the extent that diesel fuel prices increase more significantly during the transition to ULSD, the Company's fuel surcharge programs with its customers are designed to recover most of the potential diesel fuel price increase.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2006, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Insurance and claims for the truckload segment increased 0.3 cents on a per-mile basis due primarily to negative development on existing liability insurance claims. For the policy year that began August 1, 2005, the Company is responsible for the first $2.0 million per claim with an annual aggregate of $2.0 million for claims between $2.0 million and $3.0 million, and the Company is fully insured (i.e., no aggregate) for claims between $3.0 million and $5.0 million. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims in the policy year. The Company maintains liability insurance coverage with reputable insurance carriers substantially in excess of the $10.0 million per claim. The Company's liability insurance premiums for the policy year beginning August 1, 2005 were approximately the same as the previous policy year. Effective August 1, 2006, the Company's self-insured retention levels and aggregate amounts of liability for personal injury and property damage claims will stay the same. The Company expects its liability insurance premiums for the policy year beginning August 1, 2006 to be slightly higher than the previous policy year.

     Depreciation expense for the truckload segment increased 0.8 cents on a per-mile basis in second quarter 2006 due primarily to higher costs of new tractors with the post-October 2002 engines, the impact of lower average miles per truck, and a higher percentage of company-owned trucks versus owner-operators. As of June 30, 2006, nearly 100% of the company-owned truck fleet consisted of trucks with the post-October 2002 engines compared to 68% at June 30, 2005.

     Rent and purchased transportation consists mainly of payments to third-party capacity providers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. As shown in the VAS statistics table on page 15, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 90.4% in second quarter 2006 compared to 90.7% in second quarter 2005. During fourth quarter 2005, VAS entered into an agreement with Union Pacific ("UP") to manage UP-owned containers for intermodal freight shipments. During second quarter 2006, VAS Intermodal was managing a fleet of 400 of these assigned containers.
VAS Intermodal has the option to, and may, increase the number of UP assigned containers in 2006 as it further develops its intermodal freight program.

     Rent  and purchased transportation for the truckload segment increased
0.3 cents per total mile in second quarter 2006. Higher fuel prices necessitated higher reimbursements to owner-operators for fuel ($9.0 million for second quarter 2006 compared to $6.2 million for second quarter
2005), which resulted in a 1.1 cent per total mile increase. This increase in owner-operator fuel reimbursement was offset by the decrease in the number of owner-operator trucks and the decrease in corresponding owner-operator miles. The Company's customer fuel surcharge programs do not differentiate between miles generated by Company-owned trucks and miles generated by owner-operator trucks; thus, the increase in owner-operator fuel reimbursements is included with Company fuel expenses in calculating the per-share impact of higher fuel prices on earnings.

     Over the past year, the Company has experienced difficulty attracting and retaining owner-operator drivers due to the increasingly challenging operating conditions including inflationary cost increases that are the responsibility of the owner-operators. The number of owner-operators decreased to 805 as of June 30, 2006 from a total of 930 as of June 30, 2005 (a 13% decrease). The Company increased the van and regional over-the-road  owner-operators'  settlement  rate  by  two  cents  per mile effective May 1, 2006. This increase applies to 84% of the Company's owner-operators and increased costs by $0.3 million in second quarter 2006. The Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers were to occur and additional increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Other operating expenses for the truckload segment decreased 0.9 cents per mile in second quarter 2006. Gains on sales of assets, primarily trucks and trailers, increased to $7.1 million in second quarter 2006 compared to $3.6 million in second quarter 2005. In second quarter 2006, the Company spent less on repairs per truck sold than in second quarter 2005. The Company continued to sell its oldest van trailers that have already reached the end of their depreciable life. These trailer sales contributed to the improved equipment gains in second quarter 2006. The
Company expects to continue to sell its oldest van trailers during the remainder of 2006 as it replaces them with new van trailers. Rising fuel prices in second quarter 2006 affected used truck buyers and reduced the number of trucks sold in second quarter 2006 compared to first quarter 2006, when gains on sales were $8.8 million. In addition, the pace of truck sales slowed during the latter part of second quarter 2006 and through July 2006. If fuel prices remain high going forward, the Company expects this could significantly limit truck sales and, to a lesser extent, trailer sales. The number of trucks planned for sale during 2007 is expected to be lower than the number planned to be sold in 2006, and the Company intends to continue to replace its oldest van trailers into 2007.

     The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 41.0% for second quarter 2006 and 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
-------------------------------------------------------------------------

Operating Revenues

     Operating revenues increased by 8.5% for the six months ended June 30, 2006, compared to the same period of the previous year. Excluding fuel surcharge revenues, trucking revenues increased 2.0%, due primarily to a 4.7% increase in average revenues per total mile, offset by a 1.8% decrease in average monthly miles per tractor and a 0.7% decrease in the average number of tractors in service. Average revenues per total mile, excluding fuel surcharges, increased due primarily to customer rate increases secured during late 2005 and early 2006. VAS revenues increased by $19.3 million (18.2%) due to ongoing growth in the brokerage and intermodal groups, and fuel surcharge revenues increased by $47.2 million (50.8%) due to higher average diesel fuel prices for the first six months of 2006 as compared to the same period of 2005.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 91.9% for the six months ended June 30, 2006, compared to 92.0% for the same period of the previous year. As explained in the previous pages, the significant increase in fuel expense and related fuel surcharge revenues had the effect of increasing the operating ratio. Because the Company's VAS business operates with a lower operating margin and a higher return on assets than the trucking business, the growth in VAS business in the first six months of 2006 compared to the first six months of 2005 also increased the Company's overall operating ratio. The tables on page 15 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

     Owner-operator miles as a percentage of total miles decreased to 11.7% for the six months ended June 30, 2006, from 12.8% for the six months ended June 30, 2005. This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. The Company estimates that rent and purchased transportation expense for the truckload segment was lower by approximately 1.3 cents per total mile due to this decrease, and other expense categories had offsetting increases on a total-mile basis, as follows: salaries, wages and benefits (0.5 cents), fuel (0.4 cents), depreciation (0.2 cents), supplies and maintenance (0.1 cent), and taxes and licenses (0.1 cent).

     Salaries, wages and benefits for non-drivers increased to support the growth in the VAS segment. Salaries, wages and benefits for the truckload segment increased 4.0 cents on a per-mile basis due to higher driver pay per mile resulting from the increase in the percentage of company truck miles versus owner-operator miles (see above) and driver pay increases in some dedicated fleets, as well as higher workers' compensation and group health insurance costs. Non-driver salaries, wages and benefits for the truckload segment also increased due to an increase in the number of maintenance employees, approximately $1.3 million of stock compensation expense, and the effect of the lower average miles per tractor. Fuel increased 9.5 cents per total mile due primarily to higher fuel prices, and to a lesser extent, the increase in the percentage of company truck miles versus owner-operator miles (see above). Average fuel prices for the first six months of 2006 were 50 cents per gallon, or 32%, higher than the first six months of 2005. Insurance decreased 0.5 cents on a per-mile basis due to better claims experience. Depreciation increased 0.8 cents per total mile due to higher costs of new tractors with the post-October 2002 engines and the decrease in the number of owner-operator tractors and corresponding increase in company-owned tractors. Rent and purchased transportation for the truckload segment increased only 0.1 cent per total mile as higher fuel reimbursements to owner-operators due to higher fuel prices were offset by the decrease in the number of owner-operator tractors and the corresponding decrease in owner-operator miles. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. Other operating expenses increased 0.2 cents per total mile as higher gains on sales of assets in 2006 were offset by the additional $7.2 million of bad debt expense recorded in first quarter 2006 related to the bankruptcy of one of the Company's customers, APX Logistics, Inc. The Company's effective income tax rate was 41.1% and 41.0% for the six months ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources:

     During the six months ended June 30, 2006, the Company generated cash flow from operations of $147.1 million, a 52.8% increase ($50.8 million) in cash flow compared to the same six-month period a year ago. The increase in cash flow from operations is due to lower income tax payments during the first six months of 2006 and better collections of accounts receivable. The increase in the allowance for doubtful accounts from December 31, 2005 to June 30, 2006 includes $7.2 million related to the APX bankruptcy, resulting in a decrease in net accounts receivable. Deferred taxes decreased by $37.7 million during the six months ended June 30, 2005 related to tax law changes resulting in the reversal of certain tax strategies implemented in 2001 and lower income tax depreciation in 2005 due to the bonus tax depreciation provision that expired on December 31, 2004. The Company made federal income tax payments of $22.5 million in second quarter 2005 related to the reversal of the tax strategies. The cash flow from operations enabled the Company to make net capital expenditures, repay debt, and repurchase common stock as discussed below.

     Net cash used in investing activities for the six-month period ended June 30, 2006 decreased by $111.3 million, from $150.6 million for the six-month period ended June 30, 2005 to $39.3 million for the six-month period ended June 30, 2006. Net property additions, primarily revenue equipment, were $41.8 million for the six-month period ended June 30, 2006 versus $152.7 million during the same period of 2005. The large decrease was due primarily to the Company purchasing more tractors in the first half of 2005 to reduce the average age of its truck fleet and purchasing fewer tractors in the first six months of 2006. The average age of the Company's truck fleet is 1.32 years at June 30, 2006 compared to 1.44 years as of June 30, 2005. The Company intends to continue to keep its truck fleet as new as possible during 2006, in advance of phase two of the federally mandated engine emission standards that will become effective for newly manufactured trucks beginning in January 2007. During the second half of 2006, the Company will be taking delivery of a substantial number of new trucks which will increase capital expenditures during this period. As a result, 2007 capital expenditures are expected to be lower than normal.

     As of June 30, 2006, the Company has committed to property and equipment purchases, net of trades, of approximately $122.9 million. The Company intends to fund these net capital expenditures through cash flow from operations and through financing available under its existing credit facilities, as management deems necessary.

     Net financing activities used $100.6 million and $3.9 million during the six months ended June 30, 2006 and 2005, respectively. During first quarter 2006, the Company repaid outstanding debt totaling $60.0 million that was originally borrowed in the fourth quarter of 2005 to fund a portion of the Company's net capital expenditures. The Company paid dividends of $6.3 million in the six-month period ended June 30, 2006 and $5.6 million in the six-month period ended June 30, 2005. The Company increased its quarterly dividend rate by $.005 per share beginning with the dividend paid in July 2005 and by an additional $.005 per share beginning with the dividend paid in July 2006. Financing activities also included common stock repurchases of $39.5 million and $0.3 million in the six-month periods ended June 30, 2006 and 2005, respectively. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. On April 14, 2006, the Company's Board of Directors approved an increase to its authorization for common stock repurchases of 6,000,000 shares. The previous authorization announced on November 23, 2003, authorized the Company to repurchase 3,965,838 shares. As of June
30, 2006, the Company had purchased 2,257,038 shares pursuant to this authorization and had 7,708,800 shares remaining available for repurchase.

     Management believes the Company's financial position at June 30, 2006 is strong. As of June 30, 2006, the Company had $42.8 million of cash and cash equivalents, no debt, and $871.9 million of stockholders' equity. In June 2006, the Company amended both of its existing credit facilities to increase the available credit by a total of $75.0 million, bringing its available credit pursuant to credit facilities to $200.0 million as of June 30, 2006, on which no borrowings were outstanding. The credit available under these facilities is reduced by the $37.2 million in letters of credit the Company maintains. These letters of credit are primarily required as security for insurance policies. As of June 30, 2006, the Company had no non-cancelable revenue equipment operating leases, and, therefore had no off-balance sheet revenue equipment debt. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

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

     Beginning in January 2007, a new set of more stringent engine emissions standards mandated by the EPA will become effective for all newly manufactured trucks. The Company has already reduced the average age of its truck fleet to 1.32 years in advance of the new standards. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. Truckload carriers will be required to transition from low sulfur diesel fuel to ULSD, as refiners gradually meet the October 15, 2006 transition date mandated by the EPA. Preliminary estimates are that ULSD will result in a 1% to 3% degradation of fuel mpg for all trucks, due to the lower energy content (btu) of ULSD. A 2% mpg degradation would have a cost impact of
1.1 cents per loaded mile at current fuel price levels.

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

Accounting Standards:

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As of June 30, 2006, management believes that SFAS No. 155 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. As of June 30, 2006, management believes that SFAS No. 156 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective at the beginning of the first fiscal year that begins after December 15, 2006. The Company will be evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, refining capacity, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2006, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     The Company conducts business in Mexico and Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for second quarter 2006 and prior periods. To date, almost all foreign revenues are denominated in U.S. dollars, and the Company receives payment for freight services performed in Mexico and Canada primarily in U.S. dollars to reduce direct foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

Interest Rate Risk

     The Company had no debt outstanding at June 30, 2006. Interest rates on the Company's unused credit facilities are based on the London Interbank Offered Rate ("LIBOR"). Increases in interest rates could impact the Company's annual interest expense on future borrowings.

Item 4.  Controls and Procedures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the Company's
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

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

                                  PART II

                             OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On November 24, 2003, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 3,965,838 shares. On April 14, 2006, the Company's Board of Directors approved an increase to the November 2003 authorization of 6,000,000 shares. As of June 30, 2006, the Company had purchased 2,257,038 shares pursuant to this authorization and had 7,708,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue until withdrawn by the Board of Directors.

     The following table summarizes the Company's common stock repurchases during the second quarter of 2006 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser".

                   Issuer Purchases of Equity Securities

                                                                                   Maximum Number
                                                                                  (or Approximate
                                                           Total Number of        Dollar Value) of
                                                           Shares (or Units)   Shares (or Units) that
                   Total Number of                       Purchased as Part of        May Yet Be
                  Shares (or Units)  Average Price Paid   Publicly Announced     Purchased Under the
    Period            Purchased      per Share (or Unit)   Plans or Programs      Plans or Programs
                  -----------------------------------------------------------------------------------
April 1-30, 2006        350,000          $19.8671                350,000              8,358,800
May 1-31, 2006          490,700          $19.5774                490,700              7,868,100
June 1-30, 2006         159,300          $19.4103                159,300              7,708,800
                  -----------------                        -----------------
Total                 1,000,000          $19.6522              1,000,000              7,708,800
                  =================                        =================


Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 9, 2006 for the purpose of electing three directors for three-year terms. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees and all such nominees were elected. Of the 79,021,537 shares entitled to vote, stockholders representing 70,664,766 shares (89.4%) were present in person or by proxy. The voting tabulation was as follows:

                                  Shares Voted        Shares Voted
                                      "FOR"             "ABSTAIN"
                                 --------------      --------------

     Clarence L. Werner            68,536,180           2,128,586
     Patrick J. Jung               66,954,492           3,710,274
     Duane K. Sather               70,336,247             328,519

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


                                WERNER ENTERPRISES, INC.



Date:      August 2, 2006       By:  /s/ John J. Steele
       ----------------------        ---------------------------------------
                                     John J. Steele
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer



Date:      August 2, 2006       By:  /s/ James L. Johnson
       ----------------------        ---------------------------------------
                                     James L. Johnson
                                     Senior Vice President, Controller and
                                     Corporate Secretary