Form 10-Q
period 2006-09-30
WERNER ENTERPRISES INC
filed 2006-11-01
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
                                    OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

     As of October 27, 2006, 76,142,709 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q
                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated  Statements of Income for the Three Months  Ended
        September 30, 2006 and 2005                                       3

        Consolidated  Statements of Income for the Nine  Months  Ended
        September 30, 2006 and 2005                                       4

        Consolidated Condensed Balance Sheets as of September 30, 2006
        and December 31, 2005                                             5

        Consolidated  Statements of Cash Flows  for  the  Nine  Months
        Ended September 30, 2006 and 2005                                 6

        Notes to Consolidated Financial Statements as of September 30,
        2006                                                              7

Item 2. Management's  Discussion and Analysis of  Financial  Condition
        and Results of Operations                                        11

Item 3. Quantitative and Qualitative Disclosures About Market Risk       26

Item 4. Controls and Procedures                                          26

PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      28

Item 6. Exhibits                                                         29

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

      Operating results for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME



                                                     Three Months Ended
(In thousands, except per share amounts)                September 30
---------------------------------------------------------------------------
                                                     2006          2005
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $ 541,297     $ 504,520
                                                ---------------------------


Operating expenses:
   Salaries, wages and benefits                     149,466       147,043
   Fuel                                             106,946        92,904
   Supplies and maintenance                          41,427        40,450
   Taxes and licenses                                30,069        29,814
   Insurance and claims                              24,079        19,777
   Depreciation                                      42,623        41,204
   Rent and purchased transportation                105,150        88,596
   Communications and utilities                       5,117         5,080
   Other                                             (4,266)       (1,486)
                                                ---------------------------
    Total operating expenses                        500,611       463,382
                                                ---------------------------

Operating income                                     40,686        41,138
                                                ---------------------------

Other expense (income):
   Interest expense                                      65           250
   Interest income                                   (1,079)         (813)
   Other                                                 59           184
                                                ---------------------------
    Total other expense (income)                       (955)         (379)
                                                ---------------------------

Income before income taxes                           41,641        41,517

Income taxes                                         17,090        17,026
                                                ---------------------------

Net income                                        $  24,551     $  24,491
                                                ===========================

Earnings per share:

     Basic                                        $    .32      $     .31
                                                ===========================

     Diluted                                      $    .31       $    .30
                                                ===========================

Dividends declared per share                      $   .045       $   .040
                                                ===========================

Weighted-average common shares outstanding:

     Basic                                          77,150         79,409
                                                ===========================

     Diluted                                        78,564         80,626
                                                ===========================

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Nine Months Ended
(In thousands, except per share amounts)                September 30
---------------------------------------------------------------------------
                                                     2006          2005
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                               $ 1,562,108   $ 1,445,571
                                                ---------------------------


Operating expenses:
   Salaries, wages and benefits                      445,822       428,597
   Fuel                                              298,404       238,596
   Supplies and maintenance                          118,201       117,125
   Taxes and licenses                                 87,443        88,057
   Insurance and claims                               64,887        64,815
   Depreciation                                      124,796       121,380
   Rent and purchased transportation                 294,504       261,505
   Communications and utilities                       14,839        15,656
   Other                                             (10,647)       (6,263)
                                                ---------------------------
    Total operating expenses                       1,438,249     1,329,468
                                                ---------------------------

Operating income                                     123,859       116,103
                                                ---------------------------

Other expense (income):
   Interest expense                                      342           256
   Interest income                                    (3,295)       (2,600)
   Other                                                 185           257
                                                ---------------------------
    Total other expense (income)                      (2,768)       (2,087)
                                                ---------------------------

Income before income taxes                           126,627       118,190

Income taxes                                          52,026        48,483
                                                ---------------------------
Net income                                       $    74,601   $    69,707
                                                ===========================

Earnings per share:

     Basic                                       $       .95   $       .88
                                                ===========================

     Diluted                                     $       .94   $       .86
                                                ===========================

Dividends declared per share                     $      .130   $      .115
                                                ===========================

Weighted-average common shares outstanding:

     Basic                                            78,269        79,392
                                                ===========================

     Diluted                                          79,728        80,713
                                                ===========================

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)              September 30  December 31
---------------------------------------------------------------------------
                                                      2006         2005
---------------------------------------------------------------------------
                                                   (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                       $   26,945   $   36,583
   Accounts receivable, trade, less allowance of
     $8,752 and $8,357, respectively                  241,711      240,224
   Other receivables                                   19,406       19,914
   Inventories and supplies                            10,646       10,951
   Prepaid taxes, licenses and permits                  7,879       18,054
   Current deferred income taxes                       22,007       20,940
   Other current assets                                24,122       20,966
                                                ---------------------------
     Total current assets                             352,716      367,632
                                                ---------------------------

Property and equipment                              1,601,962    1,555,764
Less - accumulated depreciation                       580,744      553,157
                                                ---------------------------
     Property and equipment, net                    1,021,218    1,002,607
                                                ---------------------------

Other non-current assets                               18,270       15,523
                                                ---------------------------

                                                   $1,392,204   $1,385,762
                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $   85,615   $   52,387
   Current portion of long-term debt                        -       60,000
   Insurance and claims accruals                       64,941       62,418
   Accrued payroll                                     23,491       21,274
   Other current liabilities                           21,494       21,838
                                                ---------------------------
     Total current liabilities                        195,541      217,917
                                                ---------------------------

Long-term debt, net of current portion                 10,000            -

Other long-term liabilities                               873          526

Insurance and claims accruals, net of current
  portion                                              99,000       95,000

Deferred income taxes                                 210,293      209,868

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 76,825,922 and 79,420,443 shares
     outstanding, respectively                            805          805
   Paid-in capital                                    104,839      105,074
   Retained earnings                                  841,751      777,260
   Accumulated other comprehensive loss                  (551)        (259)
   Treasury stock, at cost; 3,707,614 and
     1,113,093 shares, respectively                   (70,347)     (20,429)
                                                ---------------------------
     Total stockholders' equity                       876,497      862,451
                                                ---------------------------
                                                   $1,392,204   $1,385,762
                                                ===========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
(In thousands)                                          September 30
---------------------------------------------------------------------------
                                                     2006          2005
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                       $  74,601    $  69,707
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                     124,796      121,380
     Deferred income taxes                               (642)     (39,849)
     Gain on disposal of property and equipment       (21,516)      (8,586)
     Stock based compensation                           1,830            -
     Tax benefit from exercise of stock options             -        1,436
     Other long-term assets                              (316)        (216)
     Insurance claims accruals, net of current
       portion                                          4,000        8,000
     Other long-term liabilities                          347            -
     Changes in certain working capital items:
       Accounts receivable, net                        (1,487)     (36,000)
       Other current assets                             7,832       (1,841)
       Accounts payable                                33,228        7,262
       Other current liabilities                        4,116       16,761
                                                ---------------------------
    Net cash provided by operating activities         226,789      138,054
                                                ---------------------------

Cash flows from investing activities:
   Additions to property and equipment               (246,797)    (306,340)
   Retirements of property and equipment              118,498       84,073
   Decrease in notes receivable                         3,977        3,531
                                                ---------------------------
    Net cash used in investing activities            (124,322)    (218,736)
                                                ---------------------------

Cash flows from financing activities:
   Repayments of short-term debt                      (60,000)           -
   Proceeds from issuance of long-term debt            10,000            -
   Dividends on common stock                           (9,830)      (8,728)
   Repurchases of common stock                        (57,392)      (1,573)
   Stock options exercised                              3,265        2,127
   Excess tax benefits from exercise of stock
     options                                            2,144            -
                                                ---------------------------
    Net cash used in financing activities            (111,813)      (8,174)
                                                ---------------------------

Effect of exchange rate fluctuations on cash             (292)         511
Net decrease in cash and cash equivalents              (9,638)     (88,345)
Cash and cash equivalents, beginning of period         36,583      108,807
                                                ---------------------------
Cash and cash equivalents, end of period            $  26,945    $  20,462
Supplemental disclosures of cash flow           ===========================
  information:
Cash paid during the period for:
   Interest                                         $     392    $      12
   Income taxes                                     $  51,242    $  83,108
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                      $   6,408    $   7,119


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments (in thousands) was $718 and $11 for the three-month periods and ($292) and $511 for the nine-month periods ended September 30, 2006 and 2005, respectively.

(2)  Long-Term Debt

     Long-term debt consisted of the following (in thousands):


                                               September 30    December 31
                                                   2006            2005
                                              -------------- --------------
      Notes payable to banks under committed
        credit facilities                       $   10,000     $   60,000
      Less current maturities                            -         60,000
                                              -------------- --------------
      Long-term debt, net                       $   10,000     $        -
                                              ============== ==============


     The notes payable to banks under committed credit facilities bear variable interest (5.86% at September 30, 2006) based on the London Interbank Offered Rate ("LIBOR") and mature in May 2008. The Company repaid the $60.0 million of outstanding debt as of December 31, 2005 in first quarter 2006. As of September 30, 2006, the Company has an additional $215.0 million of available credit under these credit facilities with two banks which mature at various dates from May 2008 to May 2011. The credit facilities contain reduction clauses, under which the maximum facility amounts will decrease by $25.0 million on March 31, 2007, June 30, 2007, and December 31, 2007. As of September 30, 2006, the credit available pursuant to these bank credit facilities is reduced by $39.2 million in letters of credit the Company maintains. Subsequent to September 30, 2006, the Company borrowed an additional $30.0 million under these credit facilities. Each of the debt agreements require, among other things, that the Company not exceed a maximum ratio of total debt to total capitalization and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable as defined in the credit facility. The Company was in compliance with these covenants at September 30, 2006.

     On August 9, 2006, the Company amended its $100.0 million bank credit facility with Wells Fargo Bank, increasing the credit facility to $125.0 million. The amendment also provides for the maximum facility amount to be reduced from $125.0 million to $100.0 million on December 31, 2007.

(3)  Commitments and Contingencies

     As of September 30, 2006, the Company has commitments for net capital expenditures of approximately $145.6 million.

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

                             Three Months Ended        Nine Months Ended
                                September 30              September 30
                           ----------------------    ----------------------
                               2006      2005            2006      2005
                           ----------------------    ----------------------

Net income                 $  24,551    $  24,491    $  74,601    $  69,707
                           ======================    ======================

Weighted-average common
  shares outstanding          77,150       79,409       78,269       79,392
Common stock equivalents       1,414        1,217        1,459        1,321
                           ----------------------    ----------------------
Shares used in computing
  diluted earnings per
  share                       78,564       80,626       79,728       80,713
                           ======================    ======================
Basic earnings per share   $     .32    $     .31    $     .95    $     .88
                           ======================    ======================
Diluted earnings per
  share                    $     .31    $     .30    $     .94    $     .86
                           ======================    ======================


     Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                               Three Months Ended             Nine Months Ended
                                  September 30                   September 30
                           ---------------------------    ------------------------
                                2006         2005              2006      2005
                           ---------------------------    ------------------------

Number of shares under
  option                          29,500       815,000           24,500     19,500
Range of option purchase
  prices                   $19.26-$20.36 $18.33-$19.84    $19.84-$20.36     $19.84


(5)  Stock Based Compensation

     The Company's Stock Option Plan (the "Stock Option Plan") is a nonqualified plan that provides for the grant of options to management employees. Options are granted at prices equal to the market value of the Company's common stock using the common stock's closing price on the date prior to the date the option is granted.

     Options granted become exercisable in installments from six to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 20,000,000 shares. The maximum aggregate number of options that may be granted to any one person under the Stock Option Plan is 2,562,500 options. At September 30, 2006, 8,886,883 shares were available for granting additional options.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("No. 123R") using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based employee compensation expense for the three-month period and nine-month period ended September 30, 2006 was $0.5 million and $1.8 million, respectively, and is included in salaries, wages and benefits within the consolidated statements of income. There was no cumulative effect of initially adopting SFAS No. 123R.

     The Company did not grant any stock options during the three-month periods ended September 30, 2006 and 2005. The Company granted 5,000 and 39,500 options during the nine-month periods ended September 30, 2006 and 2005. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted-average assumptions:


                                                     Nine Months Ended
                                                        September 30
                                                ---------------------------
                                                     2006          2005
                                                ---------------------------
Risk-free interest rate                                 4.7%          4.0%
Expected dividend yield                                0.88%         0.78%
Expected volatility                                      36%           37%
Expected term (in years)                                4.9           4.5


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

     The following table summarizes Stock Option Plan activity for the nine months ended September 30, 2006:


                                                   Weighted
                                                    Average
                                       Number      Weighted     Remaining     Aggregate
                                         of         Average    Contractual    Intrinsic
                                       Options     Exercise       Term          Value
                                     (in 000's)    Price ($)     (Years)      (in 000's)
                                   -------------------------------------------------------
Outstanding at beginning of period        5,029    $   10.83
   Options granted                            5    $   20.36
   Options exercised                       (406)   $    8.05
   Options forfeited                        (45)   $   17.70
   Options expired                           (1)   $    7.35
                                   ------------
Outstanding at end of period              4,582    $   11.02          5.13    $   35,247
                                   ============
Exercisable at end of period              3,376    $    9.23          4.27    $   32,015
                                   ============


      The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $7.37 and $6.74 per share, respectively. The total intrinsic value of share options exercised during the nine months ended September 30, 2006 and 2005 was $5.2 million and $3.5 million, respectively. As of September 30, 2006, the total unrecognized compensation cost related to nonvested stock option awards was approximately $3.0 million and is expected to be recognized over a weighted average period of 1.4 years.

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


                                    Three Months Ended   Nine Months Ended
                                       September 30        September 30
                                    ------------------   -----------------
                                           2005                2005
                                    ------------------   -----------------
Net income, as reported                 $  24,491            $  69,707
Less: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax
  effects                                     429                1,334
                                        ---------            ---------
Net income, pro forma                   $  24,062            $  68,373
                                        =========            =========

Earnings per share:
  Basic - as reported                   $     .31            $     .88
                                        =========            =========
  Basic - pro forma                     $     .30            $     .86
                                        =========            =========
  Diluted - as reported                 $     .30            $     .86
                                        =========            =========
  Diluted - pro forma                   $     .30            $     .85
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

(6)  Segment Information

     The  Company  has  two reportable segments - Truckload  Transportation
Services and Value Added Services ("VAS"). The Truckload Transportation Services segment consists of six operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The medium-to-long-haul Van fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional short-haul fleet provides comparable truckload van service within five geographic regions. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. The Expedited fleet provides time-sensitive truckload services utilizing driver teams. Revenues for the Truckload Transportation Services segment include non-trucking revenues of $3.1 million and $3.0 million for the three-month periods and $8.7 million and $10.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively, representing the portion of shipments delivered to or from Mexico where the Company utilizes a third-party capacity provider and revenues generated in a few dedicated accounts where the services of third-party capacity providers are used to meet customer capacity requirements. The VAS segment, which generates the majority of the Company's non-trucking revenues, provides truck brokerage, intermodal, and freight transportation management (single-source logistics), as well as a newly expanded international product line. The Company recently formed Werner Global Logistics U.S., LLC, ("WGL") a separate company that operates within the VAS segment. After several months of researching and developing the Company's business plans, the Company announced its entrance into the Asian transportation market in July 2006. Expectations for the product offering in China include site selection analysis, vendor and purchase order management, full container load consolidation and warehousing, as well as door-to-door freight forwarding and customs brokerage. These services are expected to be achieved through a combination of strategic alliances with best in class providers throughout the Trans-Pacific supply chain and company-owned assets. WGL generated a small amount of revenue during third quarter 2006.

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

     The following tables summarize the Company's segment information (in thousands of dollars):


                                                        Revenues
                                                        --------
                                      Three Months Ended       Nine Months Ended
                                         September 30             September 30
                                    ----------------------   ----------------------
                                       2006        2005         2006        2005
                                    ----------------------   ----------------------
Truckload Transportation Services   $  466,379  $  448,786   $1,356,296  $1,278,285
Value Added Services                    71,405      52,859      196,383     158,574
Other                                    2,801       1,959        7,081       5,777
Corporate                                  712         916        2,348       2,935
                                    ----------------------   ----------------------
Total                               $  541,297  $  504,520   $1,562,108  $1,445,571
                                    ======================   ======================



                                                    Operating Income
                                                    ----------------
                                      Three Months Ended       Nine Months Ended
                                         September 30             September 30
                                    ----------------------   ----------------------
                                       2006        2005         2006        2005
                                    ----------------------   ----------------------
Truckload Transportation Services   $   38,880  $   38,854   $  118,006  $  109,841
Value Added Services                     1,850       1,859        5,726       5,768
Other                                      408         746        1,038       2,417
Corporate                                 (452)       (321)        (911)     (1,923)
                                    ----------------------   ----------------------
Total                               $   40,686  $   41,138   $  123,859  $  116,103
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

     Operating revenues consist of trucking revenues generated by the six operating fleets in the Truckload Transportation Services segment (dedicated services, medium-to-long-haul van, regional short-haul, expedited, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's VAS segment. The Company's Truckload Transportation Services segment ("truckload segment") also includes a small amount of non-trucking revenues for the portion of shipments delivered to or from Mexico where it utilizes a third-party capacity provider, and for a few of its dedicated accounts where the services of third-party capacity providers are used to meet customer capacity requirements. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS segment, as well as the non-trucking revenues generated by the truckload segment. Trucking revenues accounted for approximately 86% of total operating revenues in third quarter 2006, and non-trucking and other operating revenues accounted for approximately 14%.

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

     A common industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses expressed as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. These expenses generally vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers, and non-trucking revenues. As discussed further in the comparison of operating results for third quarter 2006 to third quarter 2005, several industry-wide issues, including volatile fuel prices and a challenging driver recruiting and retention market, could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). Depreciation expense has been affected by the new engine emission standards that became effective in October 2002 for all newly purchased trucks, which have increased truck purchase costs. In addition, beginning in January 2007, a new set of more stringent engine emissions standards mandated by the Environmental Protection Agency ("EPA") will become effective for all newly manufactured trucks. The Company intends to continue to keep its fleet as new as possible in advance of the new standards. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. The trucking operations require substantial cash expenditures for the purchase of tractors and trailers. The Company has accelerated its normal three-year replacement cycle for company-owned tractors. These purchases are funded by net cash from operations and when necessary, by borrowings from the Company's credit facilities.

     Non-trucking services provided by the Company, primarily through its VAS division, include truck brokerage, intermodal, and freight transportation management (single-source logistics), as well as a newly expanded international product line, as discussed further on page 17. Unlike the Company's trucking operations, the non-trucking operations are less asset-intensive and are instead dependent upon information systems, qualified employees, and the services of other third-party capacity providers. The most significant expense item related to these non-trucking services is the cost of transportation paid by the Company to third-party capacity providers, which is recorded as rent and purchased transportation expense. Other expenses include salaries, wages and benefits and computer hardware and software depreciation. The Company evaluates the non-trucking operations by reviewing the gross margin percentage (revenues less rent and purchased transportation expense expressed as a percentage of revenues) and the operating ratio. The operating margin for the non-trucking business is lower than those of the trucking operations, but the return on assets is substantially higher.

Results of Operations:

     The following table sets forth certain industry data regarding the freight revenues and operations of the Company for the periods indicated.


                              Three Months Ended                 Nine Months Ended
                                 September 30                      September 30
                            ----------------------     %      ----------------------     %
                               2006        2005      Change      2006        2005      Change
                            ----------  ----------  --------  ----------  ----------  --------
Trucking revenues, net of
  fuel surcharge (1)          $381,108    $380,320      0.2%  $1,125,261  $1,109,798      1.4%
Trucking fuel surcharge
  revenues (1)                  82,088      65,490     25.3%     222,189     158,393     40.3%
Non-trucking revenues,
  including VAS (1)             74,519      55,906     33.3%     205,068     168,648     21.6%
Other operating revenues (1)     3,582       2,804     27.7%       9,590       8,732      9.8%
                            ----------  ----------            ----------  ----------
      Operating revenues (1)  $541,297    $504,520      7.3%  $1,562,108  $1,445,571      8.1%
                            ==========  ==========            ==========  ==========

Operating ratio
  (consolidated) (2)              92.5%       91.8%     0.8%        92.1%       92.0%     0.1%
Average monthly miles per
  tractor                        9,742      10,123     -3.8%       9,837      10,085     -2.5%
Average revenues per total
  mile (3)                      $1.475      $1.423      3.7%      $1.462      $1.402      4.3%
Average revenues per
  loaded mile (3)               $1.696      $1.621      4.6%      $1.679      $1.593      5.4%
Average percentage of
  empty miles (4)                13.00%      12.21%     6.5%       12.92%      11.99%     7.8%
Average trip length in
  miles (loaded)                   581         564      3.0%         583         567      2.8%
Total miles (loaded and
  empty) (1)                   258,329     267,305     -3.4%     769,498     791,697     -2.8%
Average tractors in service      8,839       8,802      0.4%       8,692       8,722     -0.3%
Average revenues per
  tractor per week (3)          $3,317      $3,324     -0.2%      $3,320      $3,263      1.7%
Total tractors (quarter
  end)
       Company                   8,050       7,960                 8,050       7,960
       Owner-operator              810         890                   810         890
                            ----------  ----------            ----------  ----------
              Total tractors     8,860       8,850                 8,860       8,850


Total trailers (truck and
  intermodal, quarter end)      25,330      24,700                25,330      24,700
Managed containers
  (quarter end)                    400           -                   400           -

(1) Amounts in thousands.
(2) Operating  expenses  expressed  as  a percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.
(4) Miles without trailer cargo. Dedicated fleets have a higher empty mile percentage, which is priced in the dedicated business.


     The following table sets forth the revenues, operating expenses, and operating income for the truckload segment. Revenues for the truckload segment include non-trucking revenues of $3.1 million and $3.0 million for the three-month periods and $8.7 million and $10.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively, as described on page 10.


                                        Three Months Ended                Nine Months Ended
                                           September 30                      September 30
                                  ------------------------------  ----------------------------------
                                       2006            2005            2006              2005
Truckload Transportation Services --------------  --------------  ----------------  ----------------
 (amounts in 000's)                  $       %       $       %        $        %        $        %
---------------------             --------------  --------------  ----------------  ----------------
Revenues                          $466,379 100.0  $448,786 100.0  $1,356,296 100.0  $1,278,285 100.0
Operating expenses                 427,499  91.7   409,932  91.3   1,238,290  91.3   1,168,444  91.4
                                  --------        --------        ----------        ----------
Operating income                  $ 38,880   8.3  $ 38,854   8.7  $  118,006   8.7  $  109,841   8.6
                                  ========        ========        ==========        ==========


     Higher fuel prices and higher fuel surcharge collections have the effect of increasing the Company's consolidated operating ratio and the truckload segment's operating ratio when fuel surcharges are reported on a gross basis as revenues versus netting against fuel expenses. Eliminating fuel surcharge revenues, which are generally a more volatile source of revenue, provides a more consistent basis for comparing the results of operations from period to period. The following table calculates the truckload segment's operating ratio as if fuel surcharges were excluded from revenue and instead reported as a reduction of operating expenses.


                                        Three Months Ended                Nine Months Ended
                                           September 30                      September 30
                                  ------------------------------  ----------------------------------
                                       2006            2005            2006              2005
Truckload Transportation Services --------------  --------------  ----------------  ----------------
 (amounts in 000's)                  $       %       $       %        $        %        $        %
--------------------              --------------  --------------  ----------------  ----------------
Revenues                          $466,379        $448,786        $1,356,296        $1,278,285
Less: trucking fuel surcharge
  revenues                          82,088          65,490           222,189           158,393
                                  --------        --------        ----------        ----------
Revenues, net of fuel surcharges   384,291 100.0   383,296 100.0   1,134,107 100.0   1,119,892 100.0
                                  --------        --------        ----------        ----------
Operating expenses                 427,499         409,932         1,238,290         1,168,444
Less: trucking fuel surcharge
  revenues                          82,088          65,490           222,189           158,393
                                  --------        --------        ----------        ----------
Operating expenses, net of fuel
  surcharges                       345,411  89.9   344,442  89.9   1,016,101  89.6   1,010,051  90.2
                                  --------        --------        ----------        ----------
Operating income                  $ 38,880  10.1  $ 38,854  10.1  $  118,006  10.4  $  109,841   9.8
                                  ========        ========        ==========        ==========


     The following table sets forth the non-trucking revenues, rent and purchased transportation, and other operating expenses, and operating income for the VAS segment. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party transportation costs), communications and utilities, and other operating expense categories.


                                        Three Months Ended                Nine Months Ended
                                           September 30                      September 30
                                  ------------------------------  --------------------------------
Value Added Services (amounts          2006            2005            2006              2005
-----------------------------     --------------  --------------  ---------------  ---------------
  in 000's)                          $       %       $       %        $        %        $        %
-----------                       --------------  --------------  ---------------  ---------------
Revenues                          $ 71,405 100.0  $ 52,859 100.0  $196,383  100.0  $158,574  100.0
Rent and purchased transportation
  expense                           64,873  90.9    47,659  90.2   177,968   90.6   143,230   90.3
                                  --------        --------        --------         --------
Gross margin                         6,532   9.1     5,200   9.8    18,415    9.4    15,344    9.7
Other operating expenses             4,682   6.5     3,341   6.3    12,689    6.5     9,576    6.1
                                  --------        --------        --------         --------
Operating income                  $  1,850   2.6  $  1,859   3.5  $  5,726    2.9  $  5,768    3.6
                                  ========        ========        ========         ========


Three  Months  Ended  September 30, 2006 Compared  to  Three  Months  Ended
---------------------------------------------------------------------------
September 30, 2005
------------------

Operating Revenues

     Operating revenues increased 7.3% for the three months ended September 30, 2006, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues increased 0.2% due primarily to a 3.7% increase in average revenues per total mile and a 0.4% increase in the average number of tractors in service, offset by a 3.8% decrease in average monthly miles per tractor. The average percentage of empty miles increased to 13.0% in third quarter 2006 from 12.2% in third quarter 2005. A significant portion of the decrease in average miles per truck is due to the softer freight market and the ongoing shift of trucks from the medium-to-long-haul van division which has a longer average length of haul and higher average miles per truck. The revision to the hours of service regulations that went into effect in October 2005 also resulted in lower miles per truck for some shorter haul or multiple stop shipments. Third quarter 2006 had one less business day (63 business days) than third quarter 2005 (64 business days).

     A substantial portion of the Company's freight base is under contract with customers and provides for annual pricing increases. There continue to be several inflationary cost pressures that are impacting truckload carriers. They include: driver pay and other driver-related costs due to a difficult driver market, volatile diesel fuel prices, conversion from low sulfur diesel fuel to ultra-low sulfur diesel fuel ("ULSD"), new engine emission requirements for newly manufactured trucks beginning in January 2007 that are increasing the truck purchase costs and lowering the miles per gallon ("mpg"), and rising liability and cargo insurance costs. To recoup these cost increases, management has been seeking freight rate increases during the contract renewal period, which occurs in the latter part of third quarter and fourth quarter for a significant portion of the Company's non-dedicated contractual business. However, the Company may not be able to recoup these costs even if freight rate increases are obtained.

     For the month of July 2006 freight demand was about the same as July 2005. However, the Company did not experience the normal seasonal improvement in freight demand from mid-August to the end of September 2006. One way the Company measures freight demand for its non-dedicated fleets (nearly 60% of the total truck fleet) is by comparing the number of available loads to available trucks on a daily basis. It is difficult to compare freight demand in third quarter 2006 to third quarter 2005 due to the strong freight demand that occurred beginning in September 2005, when truck capacity tightened after Hurricane Katrina, which occurred late August 2005.

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, increased to $82.1 million in third quarter 2006 from $65.5 million in third quarter 2005 as a result of higher average fuel costs. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. The Company's fuel surcharge programs are designed to recoup the higher cost of fuel from customers when fuel prices rise and provide customers with the benefit of lower costs when fuel prices decline. The truckload industry's fuel surcharge standard is a one-cent per mile increase in rate for every five-cent per gallon increase in the Department of Energy ("DOE") weekly retail on-highway diesel prices that are used for most fuel surcharge programs. These programs have historically enabled the Company to recover approximately 70% to 90% of the fuel price increases. The remaining 10% to 30% is generally not recoverable due to empty miles not billable to customers, out-of-route miles, truck idle time, and the volatility in the fuel prices as prices change rapidly in short periods of time.

     VAS revenues increased 35.1% to $71.4 million for the three months ended September 30, 2006 from $52.9 million for the three months ended September 30, 2005 due to growth in brokerage and intermodal, while gross margin dollars increased 25.6% for the same period. VAS revenues include truck brokerage, freight transportation management (single-source logistics), intermodal, and multimodal, as well as a newly expanded international product line (see paragraph below). Brokerage is performing very well by providing customers with truckload capacity solutions using a qualified carrier base that has grown to approximately 4,500 carriers. Brokerage continues to be on pace to surpass revenues of $100 million in 2006. Freight transportation management consists of managing customers' freight needs as the lead logistics provider at either the network, facility, or lane level. Freight transportation management continues to grow its revenues in 2006. Intermodal continued its revenue growth in the quarter by expanding its equipment fleet in support of the development of its customer base. As the intermodal product matures, the Company expects to see continued revenue growth with stronger margin returns. The Company continues to focus on growing the volume of business in the VAS segment, which provides customers with additional sources of capacity.

     The Company recently formed Werner Global Logistics U.S., LLC, ("WGL") a separate company that operates within the VAS segment. After several months of researching and developing the Company's business plans, the Company announced its entrance into the Asian transportation market in July 2006. During third quarter 2006, WGL began to generate a small amount of freight forwarding revenues to partially offset startup costs for salaries, legal/consulting, and travel expenses. Expectations for the product offering in China include site selection analysis, vendor and purchase order management, full container load consolidation and warehousing, as well as door-to-door freight forwarding and customs brokerage. These services are expected to be achieved through a combination of strategic alliances with best in class providers throughout the Trans-Pacific supply chain and company-owned assets. The Company expects WGL to be a more meaningful revenue contributor in 2007.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 92.5% for the three months ended September 30, 2006, compared to 91.8% for the three months ended September 30, 2005. As explained above, the significant increase in fuel expense and recording the related fuel surcharge revenues on a gross basis had the effect of increasing the operating ratio. Because the Company's VAS business operates with a lower operating margin than the trucking business, the growth in VAS business in third quarter 2006 compared to third quarter 2005 also increased the Company's overall operating ratio. The tables on page 15 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

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


                           Three Months Ended   Increase   Nine Months Ended   Increase
                              September 30     (Decrease)     September 30    (Decrease)
                         ----------------------          ---------------------
                              2006    2005      per Mile     2006    2005      per Mile
                         ---------------------------------------------------------------
Salaries, wages and
  benefits                  $0.561  $0.538         $.023   $0.563  $0.530         $.033
Fuel                         0.412   0.347          .065    0.386   0.300          .086
Supplies and maintenance     0.154   0.148          .006    0.147   0.144          .003
Taxes and licenses           0.116   0.111          .005    0.113   0.111          .002
Insurance and claims         0.093   0.074          .019    0.084   0.082          .002
Depreciation                 0.159   0.150          .009    0.157   0.148          .009
Rent and purchased
  transportation             0.155   0.153          .002    0.151   0.149          .002
Communications and
  utilities                  0.019   0.018          .001    0.019   0.019          .000
Other                       (0.014) (0.005)        (.009)  (0.011) (0.007)        (.004)


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 11.6% in third quarter 2006 compared to 12.5% in third quarter 2005. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. The Company estimates that rent and purchased transportation expense for the truckload segment was lower by approximately 1.2 cents per total mile due to this decrease, and other expense categories had offsetting increases on a total-mile basis, as follows: salaries, wages and benefits (0.4 cents), fuel (0.4 cents), supplies and maintenance (0.1 cent), taxes and licenses (0.1 cent), and depreciation (0.2 cents).

     Salaries, wages and benefits for non-drivers increased in third quarter 2006 compared to third quarter 2005 due to a larger number of personnel to support the growth in VAS. The increase in salaries, wages and benefits of 2.3 cents per mile for the truckload segment is primarily due to higher driver pay per mile resulting from an increase in the percentage of company truck miles versus owner-operator miles (see above) and an increase in the percentage of dedicated fleet trucks, offset by a decrease in workers' compensation expense. Non-driver salaries, wages and benefits increased due to an increase in the number of equipment maintenance personnel and approximately $0.5 million of stock compensation expense related to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R on January 1, 2006. See footnote 5 to the Notes to Consolidated Financial Statements for more explanation of SFAS No. 123R.

     The driver recruiting market continues to be extremely challenging and very competitive among truckload carriers. The Company's ongoing, company-wide focus to lower driver turnover yielded meaningful positive results in third quarter 2006, as average tractors in service grew sequentially from second quarter 2006 by 224 tractors and grew by 37 tractors compared to third quarter 2005. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and additional increases in driver pay rates were necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 6.5 cents per mile for the truckload segment due to higher average diesel fuel prices. Fuel costs averaged 28 cents a gallon
higher  in  third quarter 2006 compared to third quarter 2005.   By  month,
July 2006 fuel averaged 59 cents a gallon higher than July 2005, August 2006 averaged 50 cents a gallon higher than August 2005, and September 2006 averaged 26 cents a gallon lower than September 2005. Fuel prices increased in September 2005 due to the impact of Hurricanes Katrina and
Rita and declined during September 2006 by 41 cents a gallon from the beginning of the month to the end of the month. For third quarter 2006 compared to third quarter 2005, net fuel costs had no impact on earnings per share. The Company includes all of the following items in the calculation of the impact of fuel on earnings for both periods: (1) average fuel price per gallon, (2) fuel reimbursements paid to owner-operator drivers, (3) lower mpg due to the year-over-year increase in the percentage of the company-owned truck fleet with post-October 2002 engines and the mpg impact of ULSD fuel, and (4) offsetting fuel surcharge revenues from customers.

     During third quarter 2006, truckload carriers transitioned a gradually increasing portion of their diesel fuel consumption from low sulfur diesel fuel to ULSD fuel, as fuel refiners were required to meet the EPA-mandated 80% ULSD threshold by the transition date of October 15, 2006. Preliminary estimates were that ULSD would result in a 1-3% degradation in mpg for all trucks, due to the lower energy content (btu) of ULSD. Based on the Company's fuel mpg experience to date, these preliminary mpg degradation estimates are accurate. To the extent that diesel fuel prices increase more significantly during the full transition to ULSD, the Company's fuel surcharge programs with its customers are designed to recover most of the potential diesel fuel price increase.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2006, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Supplies and maintenance for the truckload segment increased 0.6 cents on a per-mile basis in third quarter 2006 due primarily to increases in tire expense and the cost of over-the-road repairs.

     Taxes and licenses for the truckload segment increased 0.5 cents per total mile due to the lower miles per truck and the effect of spreading fixed licensing costs over 3.8% fewer miles, the effect of the 5% fuel mpg degradation for company-owned trucks with post-October 2002 engines and the lower mpg impact of ULSD on the per-mile cost of federal and state diesel fuel taxes, as well as increases in some state tax rates.

     Insurance and claims for the truckload segment increased 1.9 cents on a per-mile basis due primarily to increased claim costs and negative development on existing liability insurance claims. For the policy year that began August 1, 2006, the Company is responsible for the first $2.0 million per claim with an annual aggregate of $2.0 million for claims between $2.0 million and $3.0 million, and the Company is fully insured (i.e., no aggregate) for claims between $3.0 million and $5.0 million. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims in the policy year. These self-insured retention levels and aggregate amounts of liability for personal injury and property damage claims are the same as those of the policy year that began August 1, 2005. The Company maintains liability insurance coverage with reputable insurance carriers substantially in excess of the $10.0 million per claim. The Company's liability insurance premiums for the policy year beginning August 1, 2006 were slightly higher than the previous policy year.

     Depreciation expense for the truckload segment increased 0.9 cents on a per-mile basis in third quarter 2006 due primarily to higher costs of new tractors with the post-October 2002 engines, the impact of lower average miles per truck, and a higher percentage of company-owned trucks versus owner-operators. As of September 30, 2006, nearly 100% of the company-owned truck fleet consisted of trucks with the post-October 2002 engines compared to 76% at September 30, 2005.

     Rent and purchased transportation consists mainly of payments to third-party capacity providers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. As shown in the VAS statistics table on page 15, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 90.9% in third quarter 2006 compared to 90.2% in third quarter 2005. During fourth quarter 2005, VAS entered into an agreement with Union Pacific ("UP") to manage UP-owned containers for intermodal freight shipments, managing 400 assigned containers during third quarter 2006 versus none in third quarter 2005.

     Rent  and purchased transportation for the truckload segment increased
0.2 cents per total mile in third quarter 2006. Higher fuel prices necessitated higher reimbursements to owner-operators for fuel ($9.4 million for third quarter 2006 compared to $7.8 million for third quarter
2005), which resulted in a 0.8 cent per total mile increase. This increase in owner-operator fuel reimbursement was offset by the decrease in the number of owner-operator trucks and the decrease in corresponding owner-operator miles. The Company's customer fuel surcharge programs do not differentiate between miles generated by Company-owned trucks and miles generated by owner-operator trucks; thus, the increase in owner-operator fuel reimbursements is included with Company fuel expenses in calculating the per-share impact of higher fuel prices on earnings.

     The Company continues to experience difficulty attracting and retaining owner-operator drivers due to the increasingly challenging operating conditions including inflationary cost increases that are the responsibility of the owner-operators. The number of owner-operators decreased to 810 as of September 30, 2006 from a total of 890 as of September 30, 2005 (a 9% decrease). The Company increased the van and regional over-the-road owner-operators' settlement rate by two cents per mile effective May 1, 2006. The Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers were to occur and additional increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Other operating expenses for the truckload segment decreased 0.9 cents per mile in third quarter 2006. Gains on sales of assets, primarily trucks and trailers, increased to $5.6 million in third quarter 2006 compared to $2.5 million in third quarter 2005. In third quarter 2006, the Company spent less on repairs per truck sold than in third quarter 2005. The Company continued to sell its oldest van trailers that have already reached the end of their depreciable life. These trailer sales contributed to the improved equipment gains in third quarter 2006. The Company's truck sales were not as strong in third quarter 2006, as compared to first quarter 2006 and second quarter 2006. The Company believes there is a temporary increase in the supply of class 8 trucks currently available for sale, caused by some carriers attempting to sell more trucks while at the same time buying more new trucks in advance of the January 2007 truck engine change. The Company plans to sell fewer trucks in 2007 than in 2006 and plans to continue to sell and replace its oldest van trailers in 2007.

     The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 41.0% for third quarter 2006 and 2005.

Nine  Months  Ended  September  30, 2006  Compared  to  Nine  Months  Ended
---------------------------------------------------------------------------
September 30, 2005
------------------

Operating Revenues

     Operating  revenues  increased  by 8.1%  for  the  nine  months  ended
September 30, 2006, compared to the same period of the previous year. Excluding fuel surcharge revenues, trucking revenues increased 1.4%, due primarily to a 4.3% increase in average revenues per total mile, offset by a 2.5% decrease in average monthly miles per tractor and a 0.3% decrease in the average number of tractors in service. VAS revenues increased by $37.8 million (23.8%) due to ongoing growth in the brokerage and intermodal groups, and fuel surcharge revenues increased by $63.8 million (40.3%) due to higher average diesel fuel prices for the first nine months of 2006 as compared to the same period of 2005.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 92.1% for the nine months ended September 30, 2006, compared to 92.0% for the same period of the previous year. As explained in the previous pages, the significant increase in fuel expense and recording the related fuel surcharge revenues on a gross basis had the effect of increasing the operating ratio. Because the Company's VAS business operates with a lower operating margin than the trucking business, the growth in VAS business in the first nine months of 2006 compared to the first nine months of 2005 also increased the Company's overall operating ratio. The tables on page 15 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

     Owner-operator miles as a percentage of total miles decreased to 11.7% for the nine months ended September 30, 2006, from 12.7% for the nine months ended September 30, 2005. This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. The Company estimates that rent and purchased transportation expense for the truckload segment was lower by approximately 1.3 cents per total mile due to this decrease, and  other  expense  categories had offsetting increases  on  a  total-mile basis, as follows: salaries, wages and benefits (0.5 cents), fuel (0.4 cents), depreciation (0.2 cents), supplies and maintenance (0.1 cent), and taxes and licenses (0.1 cent).

     Salaries, wages and benefits for non-drivers increased to support the growth in the VAS segment. Salaries, wages and benefits for the truckload segment increased 3.3 cents on a per-mile basis due to higher driver pay per mile resulting from the increase in the percentage of company truck miles versus owner-operator miles (see above) and driver pay increases in some dedicated fleets, as well as higher group health insurance costs. Non-driver salaries, wages and benefits for the truckload segment also increased due to an increase in the number of maintenance employees, approximately $1.8 million of stock compensation expense, and the effect of the lower average miles per tractor. Fuel increased 8.6 cents per total mile due primarily to higher fuel prices, and to a lesser extent, the increase in the percentage of company truck miles versus owner-operator miles (see above). Average fuel prices for the first nine months of 2006 were 42 cents per gallon, or 25%, higher than the first nine months of 2005. Depreciation increased 0.9 cents per total mile due to higher costs of new tractors with the post-October 2002 engines and the decrease in the number of owner-operator tractors and corresponding increase in company-owned tractors. Rent and purchased transportation for the truckload segment increased only 0.2 cents per total mile as higher fuel reimbursements to owner-operators due to higher fuel prices were offset by the decrease in the number of owner-operator tractors and the corresponding decrease in owner-operator miles. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. Other operating expenses decreased 0.4 cents per total mile as higher gains on sales of assets in 2006 were offset by the additional $7.2 million of bad debt expense recorded in first quarter 2006 related to the bankruptcy of one of the Company's customers, APX Logistics, Inc. The Company's effective income tax rate was 41.1% and 41.0% for the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources:

     During the nine months ended September 30, 2006, the Company generated cash flow from operations of $226.8 million, a 64.3% increase ($88.7 million) in cash flow compared to the same nine-month period a year ago. The increase in cash flow from operations is due in large part to lower income tax payments during the first nine months of 2006 and improved collections of accounts receivable. In addition, the Company wrote off a $7.2 million receivable related to the APX Logistics, Inc. bankruptcy during the first nine months of 2006, resulting in a decrease in net accounts receivable. Deferred taxes decreased by $39.8 million during the nine months ended September 30, 2005 related to tax law changes resulting in the reversal of certain tax strategies implemented in 2001 and lower income tax depreciation in 2005 due to the bonus tax depreciation provision that expired on December 31, 2004. The Company made federal income tax payments of $22.5 million in second quarter 2005 related to the reversal of the tax strategies. The cash flow from operations enabled the Company to make net capital expenditures, repay debt, and repurchase common stock as discussed below.

     Net cash used in investing activities for the nine-month period ended September 30, 2006 decreased by $94.4 million, from $218.7 million for the nine-month period ended September 30, 2005 to $124.3 million for the nine-month period ended September 30, 2006. Net property additions, primarily revenue equipment, were $128.3 million for the nine-month period ended September 30, 2006 versus $222.3 million during the same period of 2005. The large decrease was due primarily to the Company purchasing more tractors in the first nine months of 2005 to reduce the average age of its truck fleet and purchasing fewer tractors in the first nine months of 2006.

However, during the three months ended September 30, 2006, the Company began purchasing more new tractors, resulting in a $44.6 million increase in net property additions compared to the first six months of 2006 and a $16.9 million increase over the three months ended September 30, 2005. The average age of the Company's truck fleet is 1.35 years at September 30, 2006 compared to 1.34 years as of September 30, 2005. The Company intends to keep its fleet as new as possible, to delay the cost impact of the federally mandated engine emission standards that are required for all newly-manufactured engines beginning in January 2007. During fourth quarter 2006, the Company will be taking delivery of a substantial number of new trucks, and those trucks are expected to be placed in service during the first half of 2007.

     As of September 30, 2006, the Company has committed to property and equipment purchases, net of trades, of approximately $145.6 million. The Company intends to fund these net capital expenditures through cash flow from operations and through financing available under its existing credit facilities, as management deems necessary.

     Net financing activities used $111.8 million and $8.2 million during the nine months ended September 30, 2006 and 2005, respectively. The change from 2005 to 2006 included borrowings of $10.0 million in the third quarter of 2006 to fund a portion of the Company's net capital expenditures. Subsequent to September 30, 2006, the Company borrowed an additional $30.0 million under these credit facilities and expects additional borrowings in the remaining months of 2006. During first quarter 2006, the Company repaid outstanding debt totaling $60.0 million that was originally borrowed in the fourth quarter of 2005 to fund a portion of the Company's net capital expenditures. The Company paid dividends of $9.8 million in the nine-month period ended September 30, 2006 and $8.7 million in the nine-month period ended September 30, 2005. The Company increased its quarterly dividend rate by $.005 per share beginning with the dividend paid in July 2005 and by an additional $.005 per share beginning with the dividend paid in July 2006. Financing activities also included common stock repurchases of $57.4 million and $1.6 million in the nine-month periods ended September 30, 2006 and 2005, respectively. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. On April 14, 2006, the Company's Board of Directors approved an increase to its authorization for common stock repurchases of 6,000,000 shares. The previous authorization announced on November 23, 2003, authorized the Company to repurchase
3,965,838 shares. As of September 30, 2006, the Company had purchased 3,257,038 shares pursuant to this authorization and had 6,708,800 shares remaining available for repurchase.

     Management believes the Company's financial position at September 30, 2006 is strong. As of September 30, 2006, the Company had $26.9 million of cash and cash equivalents and $876.5 million of stockholders' equity. In August 2006, the Company amended one of its existing credit facilities to increase the available credit by a total of $25.0 million, bringing its available credit pursuant to credit facilities to $225.0 million as of September 30, 2006, of which it had borrowed $10.0 million. The remaining credit available under these facilities is reduced by the $39.2 million in letters of credit the Company maintains. These letters of credit are primarily required as security for insurance policies. As of September 30, 2006, the Company had no non-cancelable revenue equipment operating leases, and, therefore had no off-balance sheet revenue equipment debt. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Off-Balance Sheet Arrangements:

     The Company does not have arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

     Effective October 1, 2005, all truckload carriers became subject to revised hours of service ("HOS") regulations. The only significant change from the previous regulations is that drivers using the sleeper berth provision must take at least eight consecutive hours in the sleeper berth during their ten hours off-duty. Previously, drivers were allowed to split their ten hour off-duty time in the sleeper berth into two periods, provided neither period was less than two hours. This more restrictive sleeper berth provision is requiring some drivers to plan their time better and had a negative impact on mileage productivity. The greatest impact of these HOS changes was lower mileage productivity for those customers with multiple-stop shipments or those shipments with pickup or delivery delays.

     In June 1998, the Company became the first, and only, trucking company in the United States to receive authorization from the U.S. Department of Transportation ("DOT"), under a pilot program, to use a global positioning system based paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities. On September 21, 2004, the Federal Motor Carrier Safety Administration ("FMCSA") approved the Company's exemption for its paperless log system that moves this exemption from the FMCSA-approved pilot program to permanent status. The exemption is to be renewed every two years. On September 7, 2006, the FMCSA announced in the Federal Register its decision to renew the Company's exemption from the FMCSA's requirement that drivers of commercial motor vehicles operating in interstate commerce prepare handwritten records of duty status (logs). The decision was effective on that day. Comments to the docket were received until October 10, 2006. One response was received from the Advocates for Highway and Auto Safety.

     Beginning in January 2007, a new set of more stringent engine emissions standards mandated by the EPA will become effective for all newly manufactured trucks. The Company has already reduced the average age of its truck fleet to 1.35 years in advance of the new standards. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines.

     During third quarter 2006, truckload carriers transitioned a substantial portion of their diesel fuel consumption from low sulfur diesel fuel to ULSD fuel, as fuel refiners were required to meet the EPA-mandated 80% ULSD threshold by the transition date of October 15, 2006. Preliminary estimates were that ULSD would result in a 1-3% degradation in mpg for all trucks, due to the lower energy content (btu) of ULSD. Based on the Company's fuel mpg experience to date, these preliminary mpg degradation estimates are accurate.

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

Accounting Standards:

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As of September 30, 2006, management believes that SFAS No. 155 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. As of September 30, 2006, management believes that SFAS No. 156 will have no effect on the financial position, results of operations, and cash flows of the Company.

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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of September 30, 2006, management believes that SFAS No. 157 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006. As of September 30, 2006, management believes that SFAS No. 158 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in
Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for annual financial statements for the first fiscal year ending after November 15, 2006. As of September 30, 2006, the Company is evaluating the effect, if any, SAB No. 108 may have on its financial statements, but management does not currently believe SAB No. 108 will have a material effect upon initial adoption.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, refining capacity, seasonality, weather, and other market factors. Historically, the Company has been able to recover a majority of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2006, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     The Company conducts business in Mexico and Canada and is beginning operations in Asia. Foreign currency transaction gains and losses were not material to the Company's results of operations for third quarter 2006 and prior periods. To date, almost all foreign revenues are denominated in U.S. dollars, and the Company receives payment for foreign freight services primarily in U.S. dollars to reduce direct foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

Interest Rate Risk

     The Company had $10.0 million of variable rate debt outstanding at September 30, 2006. The interest rates on the variable rate debt are based on the London Interbank Offered Rate ("LIBOR"). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $100,000. The Company has no derivative financial instruments to reduce its exposure to interest rate increases.

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

                                  PART II

                             OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On November 24, 2003, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 3,965,838 shares. On April 14, 2006, the Company's Board of Directors approved an increase to the November 2003 authorization of
6,000,000 shares. As of September 30, 2006, the Company had purchased 3,257,038 shares pursuant to this authorization and had 6,708,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue until withdrawn by the Board of Directors.

     The following table summarizes the Company's common stock repurchases during the third quarter of 2006 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser", as defined by Rule 10b-8 of the Securities Exchange Act of 1934.

                   Issuer Purchases of Equity Securities


                                                                                        Maximum Number
                                                                                       (or Approximate
                                                                Total Number of        Dollar Value) of
                                                               Shares (or Units)    Shares (or Units) that
                       Total Number of                        Purchased as Part of        May Yet Be
                      Shares (or Units)  Average Price Paid    Publicly Announced     Purchased Under the
    Period                Purchased      per Share (or Unit)    Plans or Programs      Plans or Programs
                    ----------------------------------------------------------------------------------------
July 1-31, 2006            597,500            $18.0234               597,500               7,111,300
August 1-31, 2006          402,500            $17.7529               402,500               6,708,800
September 1-30, 2006             -                   -                     -               6,708,800
                    -------------------                       --------------------
Total                    1,000,000            $17.9146             1,000,000               6,708,800
                    ===================                       ====================


Item 6.  Exhibits.

   Index of Exhibits

   Exhibit 3(i)(A) Revised and Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(A) to the Company's report on Form 10-K for the year ended December 31, 2005)
   Exhibit 3(i)(B) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-Q for the quarter ended May 31, 1994)
   Exhibit 3(i)(C) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(C) to the Company's report on Form 10-K for the year ended December 31, 1998)
   Exhibit 3(i)(D) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(D) to the Company's report on Form 10-Q for the quarter ended June 30, 2005)
   Exhibit 3(ii) Revised and Restated By-Laws (Incorporated by reference to Exhibit 3(ii) to the Company's report on Form 10-Q for the quarter ended June 30, 2004)
   Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification (filed herewith)
   Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification (filed herewith)
   Exhibit 32.1 Section 1350 Certification (filed herewith)
   Exhibit 32.2 Section 1350 Certification (filed herewith)

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:     November 1, 2006       By: /s/ John J. Steele
      ------------------------       ---------------------------------------

                                     John J. Steele
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer



Date:     November 1, 2006       By: /s/ James L. Johnson
      ------------------------       ---------------------------------------

                                     James L. Johnson
                                     Senior Vice President, Controller and
                                     Corporate Secretary