Form 10-K
period 2006-12-31
WERNER ENTERPRISES INC
filed 2007-02-14
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
 X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
---  SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Registrant's telephone number, including area code: (402) 895-6640

        Securities registered pursuant to Section 12(b) of the Act:
    Title of Each Class       Name of Each Exchange on Which Registered
    -------------------       -----------------------------------------
Common Stock, $.01 Par Value         The NASDAQ Stock Market LLC

   Securities registered pursuant to Section 12(g) of the Act:
                         Title of Class
                         --------------
                              NONE

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

Large accelerated filer X Accelerated filer   Non-accelerated filer
                       ---                 ---                     ---

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).   YES   NO X
                                            ---  ---

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are "affiliates" of the Registrant) as of June 30, 2006, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1.025 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported by Nasdaq).

As of February 9, 2007, 75,350,132 shares of the registrant's common stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the Proxy Statement of Registrant  for  the  Annual
Meeting of Stockholders to be held May 8, 2007, are incorporated in Part III of this report.

                         TABLE OF CONTENTS

	                					    Page
                                                                    ----

                             PART I

Item 1.     Business                                                  1
Item 1A.    Risk Factors                                              7
Item 1B.    Unresolved Staff Comments                                10
Item 2.     Properties                                               10
Item 3.     Legal Proceedings                                        11
Item 4.     Submission of Matters to a Vote of Security Holders      11

                             PART II

Item 5.     Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities                                               12
Item 6.     Selected Financial Data                                  14
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      14
Item 7A.    Quantitative and Qualitative Disclosures about
            Market Risk                                              29
Item 8.     Financial Statements and Supplementary Data              31
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                      50
Item 9A.    Controls and Procedures                                  50
Item 9B.    Other Information                                        52

                            PART III

Item 10.    Directors, Executive Officers and Corporate Governance   54
Item 11.    Executive Compensation                                   54
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters               54
Item 13.    Certain Relationships and Related Transactions, and
            Director Independence                                    54
Item 14.    Principal Accounting Fees and Services                   55

                             PART IV

Item 15.    Exhibits and Financial Statement Schedules               55

                             PART I

ITEM 1.   BUSINESS

General

     Werner Enterprises, Inc. ("Werner" or the "Company") is a transportation and logistics company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce as well as providing logistics services through its Value Added Services ("VAS") division. Werner is one of the five largest truckload carriers in the United States based on total operating revenues and maintains its headquarters in Omaha, Nebraska, near the geographic center of its truckload
service   area.   Werner  was  founded  in  1956   by   Chairman,
Clarence  L. Werner, who started the business with one  truck  at the age of 19 and was incorporated in the state of Nebraska on September 14, 1982. Werner completed its initial public offering in June 1986 with a fleet of 632 trucks as of February 28, 1986. Werner ended 2006 with a fleet of 9,000 trucks, of which 8,180 were owned by the Company and 820 were owned and operated by owner-operators (independent contractors).

     The Company has two reportable segments - Truckload Transportation Services and Value Added Services. Financial information regarding these segments and the Company's geographic areas can be found in the Notes to Consolidated Financial
Statements  under  Item  8  of this  Form  10-K.   The  Company's
truckload fleets operate throughout the 48 contiguous states pursuant to operating authority, both common and contract, granted by the United States Department of Transportation ("DOT") and pursuant to intrastate authority granted by various states. The Company also has authority to operate in the ten provinces of Canada and provides through trailer service in and out of Mexico. The principal types of freight transported by the Company include retail store merchandise, consumer products, manufactured products, and grocery products. The Company's emphasis is to transport consumer nondurable products that ship more consistently throughout the year and throughout changes in the economy.

     The Company's VAS division is a non-asset based transportation and logistics provider. VAS includes freight management (single-source logistics), truck brokerage, intermodal, and international freight forwarding. In July 2006, the Company formed Werner Global Logistics U.S., LLC ("WGL"), a separate company that operates within the VAS segment, and through its subsidiaries established its Wholly Owned Foreign Entity ("WOFE") headquartered in Shanghai, China. WGL and its subsidiaries obtained business licenses to operate as an Ocean Transport Intermediary (NVOCC and Ocean Freight Forwarder), U.S. Customs Broker, Class A Freight Forwarder in China, and an Indirect Air Carrier.

Marketing and Operations

     Werner's business philosophy is to provide superior on-time service to its customers at a competitive cost. To accomplish this, Werner operates premium, modern tractors and trailers. This equipment has a lower frequency of breakdowns and helps attract and retain qualified drivers. Werner has continually developed technology to improve service to customers and improve retention of drivers. Werner focuses on shippers that value the broad geographic coverage, diversified truck and logistics service offerings, equipment capacity, technology, customized services, and flexibility available from a large, financially-stable carrier. These shippers are generally less sensitive to rate levels, preferring to have their freight handled by a few core carriers with whom they can establish service-based, long-term relationships.

     Werner  operates  in the truckload segment of  the  trucking industry. Within the truckload segment, Werner provides specialized services to customers based on their trailer needs (van, flatbed, temperature-controlled), geographic area (medium to long haul throughout the 48 contiguous states, Mexico, and Canada; regional), time-sensitive nature of shipments (expedited), or conversion of their private fleet to Werner (dedicated). Trucking revenues accounted for 86% of total revenues, and non-trucking and other operating revenues, primarily brokerage revenues, accounted for 14% of total revenues in 2006. Werner's VAS division manages the transportation and logistics requirements for individual customers, providing customers with additional sources of capacity and access to alternative modes of transportation. The VAS portfolio includes freight management, truck brokerage, intermodal, load/mode and network optimization, transloading, and other services. The new product offering in China includes site selection analysis, vendor and purchase order management, full container load consolidation and warehousing, as well as door-to-door freight forwarding and customs brokerage. Value Added Services is a non-asset-based business that is highly dependent on qualified employees, information systems, and the services of qualified third-party capacity providers. Compared to trucking operations which require a significant capital equipment investment, VAS's operating income percentage is lower and return on assets is substantially higher. Revenues generated by services accounting for more than 10% of consolidated revenues, consisting of Truckload Transportation Services and Value Added Services, for the last three years can be found under Item 7 of this Form 10-K.

     Werner has a diversified freight base but is dependent on a small group of customers for a significant portion of its freight. During 2006, the Company's largest 5, 10, 25, and 50 customers comprised 26%, 37%, 58%, and 72% of the Company's revenues, respectively. The Company's largest customer, Dollar General, accounted for 11% of the Company's revenues in 2006, of which approximately two-thirds is dedicated fleet business and the remainder is primarily VAS. No other customer exceeded 5% of revenues in 2006. By industry group, the Company's top 50 customers consist of 46% retail and consumer products, 25% grocery products, 20% manufacturing/industrial, and 9% logistics and other. Many of our non-dedicated customer contracts are cancelable on 30 days notice, which is standard in the trucking industry. Most dedicated customer contracts are one to three years in length, and are cancelable on 90 days notice following the expiration of the initial term of the contract.

     Virtually all of Werner's company and owner-operator tractors are equipped with satellite communications devices manufactured by Qualcomm that enable the Company and drivers to conduct two-way communication using standardized and freeform messages. This satellite technology, installed in trucks beginning in 1992, also enables the Company to plan and monitor the progress of shipments. The Company obtains specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, Werner has developed advanced application systems to improve customer service and driver service. Examples of such application systems include (1) the Company's proprietary Paperless Log System used to electronically preplan the assignment of shipments to drivers based on real-time available driving hours and to automatically keep track of truck movement and drivers' hours of service, (2) software which preplans shipments that can be swapped by drivers enroute to meet driver home time needs, without compromising on-time delivery schedules,
(3) automated "possible late load" tracking which informs the operations department of trucks that may be operating behind schedule, thereby allowing the Company to take preventive measures to avoid a late delivery, and (4) automated engine diagnostics to continually monitor mechanical fault tolerances. In June 1998, Werner became the first, and only, trucking company in the United States to receive authorization from the DOT, under a pilot program, to use a global positioning system based paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities. On September 21, 2004, the DOT's Federal Motor Carrier Safety Administration ("FMCSA") agency approved the Company's exemption for its paperless log system that moves this exemption from the FMCSA-approved pilot program to permanent status. The exemption is to be renewed every two years. On September 7, 2006, the FMCSA announced in the Federal Register its decision to renew for two additional years the Company's exemption from the FMCSA's requirement that drivers of commercial motor vehicles operating in interstate commerce prepare handwritten records of duty status
(logs).

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

Employees and Owner-Operator Drivers

     As of December 31, 2006, the Company employed 11,198 drivers, 1,038 mechanics and maintenance personnel, 1,796 office personnel for the trucking operation, and 294 personnel for the VAS and other non-trucking operations. The Company also had 820 contracts with owner-operators for services that provide both a tractor and a qualified driver or drivers. None of the Company's U.S. or Canadian employees are represented by a collective bargaining unit, and the Company considers relations with all of its employees to be good.

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

     At times, there are shortages of drivers in the trucking industry. The number of qualified drivers in the industry has not kept pace with freight growth because of changes in the demographic composition of the workforce, alternative jobs to truck driving which become available in an improving economy, and individual drivers' desire to be home more often. In recent months, the driver recruiting and retention market remained challenging, but was less difficult than the extremely challenging driver market experienced earlier in the year. The Company anticipates that the competition for drivers will continue to be very high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and increases in driver pay rates became necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     The Company also recognizes that carefully selected owner-operators complement its company-employed drivers. Owner-operators are independent contractors that supply their own tractor and driver and are responsible for their operating expenses. Because owner-operators provide their own tractors, less financial capital is required from the Company. Also, owner-operators provide the Company with another source of drivers to support its fleet. The Company intends to continue its emphasis on recruiting owner-operators, as well as company drivers. However, it has continued to be difficult for the Company and the industry to recruit and retain owner-operators over the past several years due to factors including high fuel prices, tightening of equipment financing standards, and declining values for older used trucks.

Revenue Equipment

     As of December 31, 2006, Werner operated 8,180 company tractors and had contracts for 820 tractors owned by owner-operators. The company tractors were manufactured by Freightliner, a subsidiary of DaimlerChrysler, and Peterbilt and Kenworth, divisions of PACCAR. This standardization of the company tractor fleet decreases downtime by simplifying maintenance. The Company adheres to a comprehensive maintenance program for both tractors and trailers. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the DOT. These tractors are then periodically inspected, similar to company tractors, to monitor continued compliance. The vehicle speed of company-owned trucks is regulated to a maximum of 65 miles per hour to improve safety and fuel efficiency.

     The  Company  operated 25,200 trailers at December 31, 2006:
23,340 dry vans; 599 flatbeds; and 1,261 temperature-controlled. Most of the Company's trailers were manufactured by Wabash
National  Corporation.  As  of December  31,  2006,  98%  of  the

Company's  fleet  of  dry  van  trailers  consisted  of   53-foot
trailers, and 99% consisted of aluminum plate or composite (DuraPlate) trailers. Other trailer lengths such as 48-foot and 57-foot are also provided by the Company to meet the specialized needs of certain customers.

     Beginning in January 2007, all newly manufactured truck engines must comply with a new set of more stringent engine emission standards mandated by the Environmental Protection Agency ("EPA"). Trucks manufactured with these new engines are expected to cost $5,000-$10,000 more per truck, have slightly lower mpg, and higher maintenance costs. To delay the cost impact of these new emission standards, the Company kept its truck fleet new relative to historical company and industry standards. The average age of the Company's truck fleet at December 31, 2006 is 1.34 years. A new set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2010. The Company's capital expenditures for new trucks are expected to be much lower in 2007.

Fuel

     The Company purchases approximately 95% of its fuel through a network of fuel stops throughout the United States. The Company has negotiated discounted pricing based on certain volume commitments with these fuel stops. Bulk fueling facilities are maintained at seven of the Company's terminals and four dedicated fleet locations.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company's customer fuel surcharge reimbursement programs have historically enabled the Company to recover from its customers a significant portion of the higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the Department of Energy ("DOE") weekly retail on-highway diesel fuel prices, enable the Company to recoup much of the higher cost of fuel when prices increase except for miles not billable to customers, out-of-route miles, and truck engine idling. During 2006, the Company's fuel expense and reimbursements to owner-operator drivers for the higher cost of fuel resulted in an additional cost of $54.2 million, while the Company collected an additional $51.2 million in fuel surcharge revenues to offset most of the fuel cost increase. The Company cannot predict whether fuel prices will increase or will decrease in the future or the extent to which fuel surcharges will be collected to offset such increases. As of December 31, 2006, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     During third quarter 2006, truckload carriers transitioned a substantial portion of their diesel fuel consumption from low sulfur diesel fuel to ultra-low sulfur diesel fuel ("ULSD") fuel, as fuel refiners were required to meet the EPA-mandated 80% ULSD threshold by the transition date of October 15, 2006. Preliminary estimates were that ULSD would result in a 1-3% degradation in miles per gallon ("mpg") for all trucks, due to the lower energy content (btu) of ULSD. Based on the Company's fuel mpg experience to date, these preliminary mpg degradation estimates appear to be accurate.

     The Company maintains aboveground and underground fuel storage tanks at many of its terminals. Leakage or damage to these facilities could expose the Company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

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

     Effective October 1, 2005, all truckload carriers became subject to revised hours of service ("HOS") regulations. The most significant change for the Company from the previous regulations is that drivers using the sleeper berth provision must take at least eight consecutive hours in the sleeper berth during their ten hours off-duty. Previously, drivers were allowed to split their ten hour off-duty time in the sleeper berth into two periods, provided neither period was less than two hours. This more restrictive sleeper berth provision is requiring some drivers to plan their time better and had a negative impact on mileage productivity. The greatest impact of these HOS changes was lower mileage productivity for those customers with multiple-stop shipments or those shipments with pickup or delivery delays. The Owner-Operator Independent Drivers Association ("OOIDA") filed a petition for review of the current HOS regulations with the U.S. Court of Appeals on January 23, 2006. On December 4, 2006, a three-judge panel heard arguments from the OOIDA. The appeals court is expected to issue its ruling in February or March of 2007.

     On January 18, 2007, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register on the use of Electronic On-Board Recorders ("EOBRs") by the trucking industry for compliance with HOS rules. The intent of this proposed rule is to improve highway safety by fostering development of new EOBR technology for HOS compliance, encouraging its use by motor carriers through incentives, and requiring its use by operators with serious and continuing HOS compliance problems. Comments on the NPRM must be received by April 18, 2007. Over eight years ago, the Company became the first, and only, trucking company in the United States to receive authorization from the DOT to use a global positioning system based paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities. While the Company does not believe the rule, as proposed, would have a significant effect on its operations and profitability, it will continue to monitor future developments.

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

     Over the course of 2006, WGL and its subsidiaries obtained business licenses to operate as an Ocean Transport Intermediary (NVOCC and Ocean Freight Forwarder), U.S. Customs Broker, and Class A Freight Forwarder in China. In addition, WGL recently entered into the air freight forwarding business as a Transportation Safety Administration ("TSA") approved Indirect Air Carrier.

     With respect to the Company's planned activities in the air transportation industry in the United States, it is subject to regulation by the TSA of the Department of Homeland Security as an indirect air carrier. WGL has made application for a license as an air freight forwarder by the International Air Transport Association ("IATA") and each office in a foreign location will be applying for an IATA license in their respective countries. IATA is a voluntary association of airlines which prescribes certain operating procedures for air freight forwarders acting as agents for its members. The majority of the Company's air freight forwarding business is expected to be conducted with airlines which are IATA members.

     The Company is licensed as a customs broker by Customs and Border Protection ("CBP") of the Department of Homeland Security in each U.S. customs district in which it does business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which the Company performs clearance services, the Company is licensed by the appropriate governmental authority.

     The Company is registered as an Ocean Transportation Intermediary by the Federal Maritime Commission ("FMC"). The FMC has established certain qualifications for shipping agents, including certain surety bonding requirements. The FMC also is responsible for the economic regulation of Non-vessel Operating Common Carrier ("NVOCC") activity originating or terminating in the United States. To comply with these economic regulations, vessel operators and NVOCCs are required to file tariffs electronically which establish the rates to be charged for the movement of specified commodities into and out of the United States. The FMC has the power to enforce these regulations by assessing penalties.

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

     The implementation of various provisions of the North American Free Trade Agreement ("NAFTA") may alter the competitive environment for shipping into and out of Mexico. It is not possible at this time to predict when and to what extent that impact could be felt by companies transporting goods into and out of Mexico. The Company does a substantial amount of business in international freight shipments to and from the United States and Mexico (see Note 8 "Segment Information" in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) and is continuing to prepare for the various scenarios that may finally result. The Company believes it is one of the five largest truckload carriers in terms of the volume of freight shipments to and from the United States and Mexico.

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

     The significant industry-wide accelerated purchase of new trucks in advance of the new 2007 emissions standards contributed to excess truck capacity that partially disrupted the supply and demand balance in the second half of 2006. The recent softness in the housing and automotive sectors not principally served by the Company caused carriers that depend on these freight markets to more aggressively compete in other freight markets served by the Company. Other demand-related factors that may have contributed to lower freight demand in 2006 were inventory tightening by some large retailers, some shippers shifting to more intermodal intact container shipments for lower value freight, and moderating economic growth. The softer freight market and the softer truck sales market are making it more difficult for marginal carriers to remain in business. As these marginal carriers are facing significant funding requirements for truck licensing in first quarter 2007, some trucks may not be licensed which would tighten capacity. As a result of these factors, the Company currently anticipates that the recent excess truck capacity in the market will gradually reverse, and capacity may begin to tighten as we move toward the fall peak season of 2007.

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

ITEM 1A.  RISK FACTORS

     The following risks and uncertainties may cause actual results to differ materially from those anticipated in the forward-looking statements included in this Form 10-K:

The Company's business is subject to overall economic conditions that could have a material adverse effect on the results of operations of the Company.
     The Company is sensitive to changes in overall economic conditions that impact customer shipping volumes. Beginning in 2003 and continuing throughout 2005, general economic improvements led to improved freight demand. Factors that may have contributed to lower freight demand in the second half of 2006 were inventory tightening by some large retailers, some shippers shifting to more intermodal intact container shipments for lower value freight, and moderating economic growth. Future economic conditions that may affect the Company include employment levels, business conditions, fuel and energy costs, interest rates, and tax rates.

Increases in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability of the Company.
     Fuel prices climbed steadily through the first eight months of 2006, averaging 51 cents a gallon higher than the same period of 2005. However, in the last four months of 2006, fuel costs averaged 17 cents a gallon lower than the same period of 2005, principally due to the temporary spike in fuel prices that occurred in October 2005 after Hurricanes Katrina and Rita. Fuel prices subsequently declined from these record levels in November 2005. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse impact on the operations and profitability of the Company. To the extent that the Company cannot recover the higher cost of fuel through customer fuel surcharges, the Company's financial results would be negatively impacted.

Difficulty in recruiting and retaining drivers and owner-operators could impact the Company's results of operations and limit growth opportunities.
     At times, there have been shortages of drivers in the trucking industry. The market for recruiting and retaining drivers has become more difficult over the last several years due to changing workforce demographics and alternative job opportunities in an improving economy. However, during fourth quarter 2006, the driver recruiting and retention market was less difficult than the extremely challenging market experienced earlier in the year. During the last several years, it was more difficult to recruit and retain owner-operator drivers due to challenging operating conditions, including high fuel prices. The Company anticipates that the competition for company drivers and owner-operator drivers will continue to be high and cannot predict whether it will experience shortages in the future. If a shortage of company drivers and owner-operators were to occur and increases in driver pay rates and owner-operator settlement rates became necessary to attract drivers and owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained. Additionally, the Company expects the tight driver market will make it very difficult to add truck capacity in the near future.

The Company operates in a highly competitive industry, which may limit growth opportunities and reduce profitability.
     The trucking industry is highly competitive and includes thousands of trucking companies. The Company estimates the ten largest truckload carriers have about 11% of the approximate $180 billion market targeted by the Company. This competition could limit the Company's growth opportunities and reduce its profitability. The Company competes primarily with other truckload carriers. Logistics companies, railroads, less-than-truckload carriers, and private carriers also provide competition, but to a lesser degree. Competition for the freight transported by the Company is based primarily on service and efficiency and, to some degree, on freight rates alone.

The Company operates in a highly regulated industry. Changes in existing regulations or violations of existing or future regulations could have an adverse effect on the operations and profitability of the Company.
     The Company is regulated by the DOT, the Federal and Provincial Transportation Departments in Canada, and the SCT in Mexico and may become subject to new or more comprehensive regulations mandated by these agencies. These regulatory authorities establish broad powers, generally governing activities such as authorization to engage in motor carrier operations, safety, financial reporting, and other matters. In July 2006, the Company formed WGL, a separate company that operates within the VAS segment, and through its subsidiaries established its WOFE headquartered in Shanghai, China. WGL and its subsidiaries obtained business licenses to operate as an Ocean Transport Intermediary (NVOCC and Ocean Freight Forwarder), U.S. Customs Broker, Class A Freight Forwarder in China, and an Indirect Air Carrier. WGL has applied for status as an endorsed IATA member and other offices in foreign locations will be applying for status in their respective countries.

     On January 18, 2007, the FMCSA published an NPRM in the Federal Register on the use of EOBRs by the trucking industry for compliance with HOS rules. Comments on the NPRM must be received by April 18, 2007. While the Company does not believe the rule, as proposed, would have a significant effect on operations and profitability, it will continue to monitor future developments.

     Beginning in January 2007, all newly manufactured truck engines must comply with a new set of more stringent engine emission standards mandated by the EPA. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. A third and final set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2010.

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

We depend on key customers, the loss of which or the financial failure of which may have a material adverse effect on our operations and profitability.
     A significant portion of the Company's revenue is generated from several key customers. During 2006, the Company's top 25, 10 and 5 customers accounted for 58%, 37% and 26% of revenues, respectively. The Company's largest customer, Dollar General, accounted for 11% of the Company's revenues in 2006. The Company does not have long-term contractual relationships with many of its key non-dedicated customers. The Company's contractual relationships with its dedicated customers are typically one to three years in length which are cancelable on 90 days notice following the expiration of the initial term of the contract.
There can be no assurance that relationships with any key customers will continue at the same levels. A reduction in or termination of the Company's services by a key customer could have a material adverse effect on the Company's business and results of operations. The Company reviews the financial condition of its customers prior to granting credit, monitors changes in financial condition on an on-going basis, and reviews individual past due balances and collection concerns. However the financial failure of a customer may still have a negative effect on the Company's results of operations.

The Company depends on the services of third-party capacity providers, the availability of which could affect the Company's profitability and limit growth in its VAS division.
     The Company's VAS division is highly dependent on the services of third-party capacity providers, including other truckload carriers, less-than-truckload carriers, railroads, ocean carriers, and airlines. Many of those providers face the same economic challenges as the Company. The softer freight market in the second half of 2006 made it somewhat easier to find qualified truckload capacity to meet customer freight needs for our truck brokerage operation. The Company currently anticipates that the recent excess truck capacity in the market will gradually reverse, and capacity may tighten as we move toward the fall peak season of 2007. If the Company were unable to secure the services of these third-party capacity providers, its results of operations could be adversely affected.

Increases in the number of insurance claims, the cost per claim, the costs of insurance premiums, or the availability of insurance coverage could reduce the Company's earnings.
     The Company self-insures for a significant portion of liability resulting from personal injury, property damage, and cargo loss as well as workers' compensation. This is supplemented by premium insurance with licensed and highly-rated insurance companies above the Company's self-insurance level for each type of coverage. To the extent the Company were to experience a significant increase in the number of claims, the cost per claim, or the costs of insurance premiums for coverage in excess of its retention amounts, the Company's operating results would be negatively affected.

Decreased demand for the Company's used revenue equipment could result in lower unit sales, lower resale values, and lower gains on sales of assets.
     The Company is sensitive to changes in used equipment prices, especially tractors. The Company has been in the business of selling its Company-owned trucks since 1992, when it formed its wholly-owned subsidiary Fleet Truck Sales. The Company has 18 Fleet Truck Sales locations throughout the United States. During 2006, the Company began selling its oldest van trailers that had reached the end of their depreciable life. Gains on sales of assets are reflected as a reduction of other operating expenses in the Company's income statement and amounted to gains of $28.4 million in 2006, $11.0 million in 2005, and $9.3 million in 2004.

The Company relies on the services of key personnel, the loss of which could impact the future success of the Company.
     The Company is highly dependent on the services of key personnel including Clarence L. Werner, Gary L. Werner, and Gregory L. Werner, and other executive officers. Although the Company believes it has an experienced and highly qualified management group, the loss of the services of these executive officers could have a material adverse impact on the Company and its future profitability.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

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

     The Company also has several terminals throughout the United
States, consisting of office and/or maintenance facilities.   The
Company's terminal locations are described below:


Location                  Owned or Leased   Description                           Segment
-----------------------   ---------------   -----------------------------------   -------------------------
Omaha, Nebraska           Owned             Corporate headquarters, maintenance   Truckload, VAS, Corporate
Omaha, Nebraska           Owned             Disaster recovery, warehouse          Corporate
Phoenix, Arizona          Owned             Office, maintenance                   Truckload
Fontana, California       Owned             Office, maintenance                   Truckload
Denver, Colorado          Owned             Office, maintenance                   Truckload
Atlanta, Georgia          Owned             Office, maintenance                   Truckload, VAS
Indianapolis, Indiana     Leased            Office, maintenance                   Truckload
Springfield, Ohio         Owned             Office, maintenance                   Truckload
Allentown, Pennsylvania   Leased            Office, maintenance                   Truckload
Dallas, Texas             Owned             Office, maintenance                   Truckload, VAS
Laredo, Texas             Owned             Office, maintenance, transloading     Truckload, VAS
Lakeland, Florida         Leased            Office                                Truckload
Portland, Oregon          Leased            Office, maintenance                   Truckload
El Paso, Texas            Leased            Office, maintenance                   Truckload
Ardmore, Oklahoma         Leased            Maintenance                           Truckload, VAS
Indianola, Mississippi    Leased            Maintenance                           Truckload, VAS
Scottsville, Kentucky     Leased            Maintenance                           Truckload, VAS
Fulton, Missouri          Leased            Maintenance                           Truckload, VAS
Tomah, Wisconsin          Leased            Maintenance                           Truckload
Newbern, Tennessee        Leased            Maintenance                           Truckload
Chicago, Illinois         Leased            Maintenance                           Truckload
Alachua, Florida          Leased            Maintenance                           Truckload, VAS
South Boston, Virginia    Leased            Maintenance                           Truckload, VAS


     The Company leases approximately 60 small sales and brokerage offices and trailer parking yards in various locations throughout the country; leases office space in Mexico, Canada, and China; owns a 96-room motel located near the Company's headquarters, a 71-room private lodging facility at the Company's Dallas terminal, four low-income housing apartment complexes in the Omaha area, and a warehouse facility which also houses a cargo salvage store; and has 50% ownership in a 125,000 square-foot warehouse located near the Company's headquarters. Currently, the Company has 18 locations in its Fleet Truck Sales network. Fleet Truck Sales, a wholly owned subsidiary, is one of the largest domestic class 8 truck sales entities in the U.S. and sells the Company's used trucks and trailers.

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

     The Company had been responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, the Company increased its self-insured retention ("SIR") amount to $2.0 million per occurrence. The Company is also responsible for varying annual aggregate amounts of liability for claims in excess of the self-insured retention. The following table reflects the self-insured retention levels and aggregate amounts of liability for personal injury and property damage claims since August 1, 2003:

                                                          Primary Coverage
        Coverage Period            Primary Coverage        SIR/deductible
------------------------------     ----------------       ----------------
August 1, 2003 - July 31, 2004       $3.0 million         $0.5 million (1)
August 1, 2004 - July 31, 2005       $5.0 million         $2.0 million (2)
August 1, 2005 - July 31, 2006       $5.0 million         $2.0 million (3)
August 1, 2006 - July 31, 2007       $5.0 million         $2.0 million (3)


(1) Subject to an additional $1.5 million aggregate in the $0.5 to $1.0 million layer, a $1.0 million aggregate in the $1.0 to $2.0 million layer, no aggregate (i.e., fully insured) in the $2.0 to $3.0 million layer, a $6.0 million aggregate in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(2) Subject to an additional $3.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (i.e., fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(3) Subject to an additional $2.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (i.e., fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

     The Company has assumed responsibility for workers' compensation up to $1.0 million per claim, subject to an additional $1.0 million aggregate for claims between $1.0 million and $2.0 million, maintains a $25.7 million bond, and has obtained insurance for individual claims above $1.0 million.

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

     During the fourth quarter of 2006, no matters were submitted to a vote of security holders.

                             PART II

ITEM 5.   MARKET   FOR   REGISTRANT'S  COMMON   EQUITY,   RELATED
          STOCKHOLDER  MATTERS  AND ISSUER  PURCHASES  OF  EQUITY
          SECURITIES

Price Range of Common Stock

     The Company's common stock trades on The NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol "WERN". The following table sets forth for the quarters indicated the high and low trade prices per share of the Company's common stock quoted on The NASDAQ Global Select Market and the Company's dividends declared per common share from January 1, 2005, through December 31, 2006.


                                                       Dividends
                                                      Declared Per
                              High         Low        Common Share
                            --------     --------     ------------
         2006
         Quarter ended:
           March 31         $ 21.84      $ 18.16          $.040
           June 30            21.01        18.32           .045
           September 30       20.89        17.16           .045
           December 31        20.76        17.30           .045

                                                       Dividends
                                                      Declared Per
                              High         Low        Common Share
                            --------     --------     ------------
         2005
         Quarter ended:
           March 31         $ 22.91      $ 19.25          $.035
           June 30            19.91        17.68           .040
           September 30       20.62        15.78           .040
           December 31        20.96        16.34           .040


     As of February 7, 2007, the Company's common stock was held by 207 stockholders of record and approximately 6,900 stockholders through nominee or street name accounts with brokers. The high and low trade prices per share of the Company's common stock in The NASDAQ Global Select Market as of February 7, 2007 were $19.27 and $19.05, respectively.

Dividend Policy

     The Company has been paying cash dividends on its common stock following each of its quarters since the first payment in July 1987. The Company currently intends to continue payment of dividends on a quarterly basis and does not currently anticipate any restrictions on its future ability to pay such dividends. However, no assurance can be given that dividends will be paid in the future since they are dependent on earnings, the financial condition of the Company, and other factors.

Equity Compensation Plan Information

     For information  on the Company's equity compensation plans,
please   refer  to  Item  12,  "Security  Ownership  of   Certain
Beneficial   Owners   and  Management  and  Related   Stockholder
Matters".

Performance Graph

         Comparison of Five-Year Cumulative Total Return

      The following graph is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent the Company specifically requests that such information be incorporated by reference or treated as soliciting material.

              [PERFORMANCE GRAPH APPEARS HERE]

                                     12/31/01  12/31/02  12/31/03  12/31/04  12/31/05  12/31/06
                                     --------  --------  --------  --------  --------  --------
Werner Enterprises, Inc. (WERN)      $ 100.00  $ 118.62  $ 134.84  $ 157.58  $ 138.20  $ 123.71
Standard & Poor's 500                $ 100.00  $  77.90  $ 100.24  $ 111.15  $ 116.61  $ 135.03
Nasdaq Trucking Group (SIC Code 42)  $ 100.00  $ 119.14  $ 154.43  $ 213.28  $ 206.72  $ 200.59


     Assuming the investment of $100.00 on December 31, 2001, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on the Company's Common Stock for the last five fiscal years with the cumulative total return of the Standard & Poor's 500 Market Index and an index of other companies that are in the trucking industry (Nasdaq Trucking Group - Standard Industrial Classification ("SIC") Code 42) over the same period. The Company's stock price was $17.48 as of December 29, 2006. This was used for purposes of calculating the total return on the Company's Common Stock for the year ended December 31, 2006.

Purchases  of  Equity  Securities by the  Issuer  and  Affiliated
Purchasers

     On  April  14,  2006,  the Company's   Board   of  Directors
approved an increase to its authorization for common stock repurchases of 6,000,000 shares. The previous authorization, announced on November 23, 2003, authorized the Company to repurchase 3,965,838 shares and was completed in fourth quarter 2006. As of December 31, 2006, the Company had purchased 791,200 shares pursuant to the April 2006 authorization and had 5,208,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     The following table summarizes the Company's common stock repurchases during the fourth quarter of 2006 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser", as defined by Rule 10b-18 of the Securities Exchange Act of 1934.


              Issuer Purchases of Equity Securities

                                                                                            Maximum Number
                                                                                           (or Approximate
                                                                    Total Number of        Dollar Value) of
                                                                   Shares (or Units)    Shares (or Units) that
                                                                  Purchased as Part of        May Yet Be
                     Total Number of Shares  Average Price Paid    Publicly Announced     Purchased Under the
      Period          (or Units) Purchased   per Share (or Unit)   Plans or Programs       Plans or Programs
                     -----------------------------------------------------------------------------------------
October 1-31, 2006           786,900               $18.12                786,900               5,921,900
November 1-30, 2006          713,100               $18.90                713,100               5,208,800
December 1-31, 2006                -                    -                      -               5,208,800
                     ----------------------                       --------------------
Total                      1,500,000               $18.49              1,500,000               5,208,800
                     ======================                       ====================


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.


(In thousands, except per share amounts)
                                                2006        2005        2004        2003        2002
                                             ----------  ----------  ----------  ----------  ----------
Operating revenues                           $2,080,555  $1,971,847  $1,678,043  $1,457,766  $1,341,456
Net income                                       98,643      98,534      87,310      73,727      61,627
Diluted earnings per share*                        1.25        1.22        1.08        0.90        0.76
Cash dividends declared per share*                 .175        .155        .130        .090        .064
Return on average stockholders' equity (1)         11.3%       12.1%       11.9%       10.9%       10.0%
Return on average total assets (2)                  7.1%        7.6%        7.5%        6.7%        6.1%
Operating ratio (consolidated) (3)                 92.1%       91.7%       91.6%       91.9%       92.6%
Book value per share* (4)                         11.55       10.86        9.76        8.90        8.12
Total assets                                  1,478,173   1,385,762   1,225,775   1,121,527   1,062,878
Total debt                                      100,000      60,000           -           -      20,000
Stockholders' equity                            870,351     862,451     773,169     709,111     647,643


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

ITEM 7.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     This report contains historical information, as well as forward-looking statements that are based on information currently available to the Company's management. The forward-looking statements in this report, including those made in this
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. The Company believes the assumptions underlying these forward-looking statements are reasonable based on information currently available; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those anticipated in the forward-looking statements as a result of certain risks and uncertainties. These risks include, but are not limited to, those discussed in Item 1A "Risk Factors". Caution should be taken not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date they are made. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

     Operating revenues consist of trucking revenues generated by the six operating fleets in the Truckload Transportation Services segment (dedicated, medium/long-haul van, regional short-haul, expedited, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's VAS segment. The Company's Truckload Transportation Services segment ("truckload segment") also includes a small amount of non-trucking revenues for the portion of shipments delivered to or from Mexico where it utilizes a third-party capacity provider, and for a few of its dedicated accounts where the services of third-party capacity providers are used to meet customer capacity requirements. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS segment, as well as the non-trucking revenues generated by the truckload segment. Trucking revenues accounted for 86% of total operating revenues in 2006, and non-trucking and other operating revenues accounted for 14%.

     Trucking services typically generate revenues on a per-mile basis. Other sources of trucking revenues include fuel surcharges and accessorial revenues such as stop charges, loading/unloading charges, and equipment detention charges. Because fuel surcharge revenues fluctuate in response to changes in the cost of fuel, these revenues are identified separately within the operating statistics table and are excluded from the statistics to provide a more meaningful comparison between periods. Non-trucking revenues generated by a fleet whose operations are part of the truckload segment are included in non-trucking revenues in the operating statistics table so that the revenue statistics in the table are calculated using only the revenues generated by the company-owned and owner-operator trucks. The key statistics used to evaluate trucking revenues, excluding fuel surcharges, are average revenues per tractor per week, the per-mile rates charged to customers, the average monthly miles generated per tractor, the percentage of empty miles, the average trip length, and the average number of tractors in service. General economic conditions, seasonal freight patterns in the trucking industry, and industry capacity are key factors that impact these statistics.

     The Company's most significant resource requirements are company drivers, owner-operators, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers that recoup a majority of the increased fuel costs; however, there is no assurance that current recovery levels will continue in future periods. The Company's financial results are also affected by availability of drivers and the market for new and used revenue equipment. Because the Company is self-insured for a significant portion of personal injury, property damage, and cargo claims and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

     A common industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses expressed as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. Generally, these expenses vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers, and non-trucking revenues. As discussed further in the comparison of operating results for 2006 to 2005, several industry-wide issues, including volatile fuel prices and a challenging driver recruiting and retention market, could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). Depreciation expense has been affected by the new engine emission standards that became effective in October 2002 for all newly purchased trucks, which have increased truck purchase costs. In addition, beginning in January 2007, a new set of more stringent engine emissions standards mandated by the EPA became effective for all newly manufactured trucks. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. The trucking operations require substantial cash expenditures for the purchase of tractors and trailers. In 2005 and 2006, the Company accelerated its normal three-year replacement cycle for company-owned tractors. These purchases were funded by net cash from operations and financing available under the Company's existing credit facilities, as management deemed necessary. Capital
expenditures   for   tractors  in  2007  are   expected   to   be
substantially lower.

     Non-trucking services provided by the Company, primarily through its VAS division, include freight management (single-source logistics), truck brokerage, and intermodal, as well as a newly expanded international product line, as discussed further on page 19. Unlike the Company's trucking operations, the non-trucking operations are less asset-intensive and are instead dependent upon qualified employees, information systems, and the services of qualified third-party capacity providers. The most significant expense item related to these non-trucking services is the cost of transportation paid by the Company to third-party capacity providers, which is recorded as rent and purchased transportation expense. Other expenses include salaries, wages and benefits and computer hardware and software depreciation. The Company evaluates the non-trucking operations by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The operating income percentage for the non-trucking business is lower than those of the trucking operations, but the return on assets is substantially higher.

Results of Operations

     The  following  table  sets  forth  certain   industry  data
regarding the freight revenues and operations of the Company for the periods indicated.


                                  2006          2005          2004          2003          2002
                              -----------   -----------   -----------   -----------   -----------
Trucking revenues, net of
  fuel surcharge (1)          $ 1,502,827   $ 1,493,826   $ 1,378,705   $ 1,286,674   $ 1,215,266
Trucking fuel surcharge
  revenues (1)                    286,843       235,690       114,135        61,571        29,060
Non-trucking revenues,
  including VAS (1)               277,181       230,863       175,490       100,916        89,450
Other operating revenues (1)       13,704        11,468         9,713         8,605         7,680
                              -----------   -----------   -----------   -----------   -----------
  Operating revenues (1)      $ 2,080,555   $ 1,971,847   $ 1,678,043   $ 1,457,766   $ 1,341,456
                              ===========   ===========   ===========   ===========   ===========

Operating ratio
  (consolidated) (2)                 92.1%         91.7%         91.6%         91.9%         92.6%
Average revenues per tractor
  per week (3)                $     3,300   $     3,286   $     3,136   $     2,988   $     2,932
Average annual miles per
  tractor                         117,072       120,912       121,644       121,716       123,480
Average annual trips per
  tractor                             175           187           185           173           166
Average trip length in
  miles (total)                       668           647           657           703           746
Average trip length in
  miles (loaded)                      581           568           583           627           674
Total miles (loaded and
  empty) (1)                    1,025,129     1,057,062     1,028,458     1,008,024       984,305
Average revenues per total
  mile (3)                    $     1.466   $     1.413   $     1.341   $     1.277   $     1.235
Average revenues per loaded
  mile (3)                    $     1.686   $     1.609   $     1.511   $     1.431   $     1.366
Average percentage of empty
  miles (4)                          13.1%         12.2%         11.3%         10.8%          9.6%
Average tractors in service         8,757         8,742         8,455         8,282         7,971
Total tractors (at year end):
  Company                           8,180         7,920         7,675         7,430         7,180
  Owner-operator                      820           830           925           920         1,020
                              -----------   -----------   -----------   -----------   -----------
      Total tractors                9,000         8,750         8,600         8,350         8,200
                              ===========   ===========   ===========   ===========   ===========
Total trailers (at year end)       25,200        25,210        23,540        22,800        20,880
                              ===========   ===========   ===========   ===========   ===========


(1) Amounts in thousands
(2) Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues
(4) Miles without trailer cargo. Dedicated fleets have a higher empty mile percentage, and empty miles are generally priced in the dedicated business.

     The following table sets forth the revenues, operating expenses, and operating income for the truckload segment. Revenues for the truckload segment include non-trucking revenues of $11.2 million, $12.2 million, and $14.4 million for 2006, 2005, and 2004, respectively, as described on page 15.


                                                             2006                2005                2004
                                                      ------------------  ------------------  ------------------
Truckload Transportation Services (amounts in 000's)        $        %          $        %          $        %
----------------------------------------------------  ------------------  ------------------  ------------------
Revenues                                              $ 1,801,090  100.0  $ 1,741,828  100.0  $ 1,506,937  100.0
Operating expenses                                      1,644,581   91.3    1,585,706   91.0    1,371,109   91.0
                                                      -----------         -----------         -----------
Operating income                                      $   156,509    8.7  $   156,122    9.0  $   135,828    9.0
                                                      ===========         ===========         ===========


     Higher fuel prices and higher fuel surcharge collections have the effect of increasing the Company's consolidated operating ratio and the truckload segment's operating ratio when fuel surcharges are reported on a gross basis as revenues versus netting against fuel expenses. Eliminating fuel surcharge revenues, which are generally a more volatile source of revenue, provides a more consistent basis for comparing the results of operations from period to period. The following table calculates the truckload segment's operating ratio as if fuel surcharges are excluded from revenue and instead reported as a reduction of operating expenses.


                                                             2006                2005                2004
                                                      ------------------  ------------------  ------------------
Truckload Transportation Services (amounts in 000's)        $        %          $        %          $        %
----------------------------------------------------  ------------------  ------------------  ------------------
Revenues                                              $ 1,801,090         $ 1,741,828         $ 1,506,937
Less: trucking fuel surcharge revenues                    286,843             235,690             114,135
                                                      -----------         -----------         -----------
Revenues, net of fuel surcharges                        1,514,247  100.0    1,506,138  100.0    1,392,802  100.0
                                                      -----------         -----------         -----------
Operating expenses                                      1,644,581           1,585,706           1,371,109
Less: trucking fuel surcharge revenues                    286,843             235,690             114,135
                                                      -----------         -----------         -----------
Operating expenses, net of fuel surcharges              1,357,738   89.7    1,350,016   89.6    1,256,974   90.2
                                                      -----------         -----------         -----------
Operating income                                      $   156,509   10.3  $   156,122   10.4  $   135,828    9.8
                                                      ===========         ===========         ===========


     The following table sets forth the non-trucking revenues, rent and purchased transportation and other operating expenses, and operating income for the VAS segment. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party transportation costs), communications and utilities, and other operating expense categories.

                                                             2006                2005                2004
                                                      ------------------  ------------------  ------------------
Value Added Services (amounts in 000's)                     $        %          $        %          $        %
---------------------------------------               ------------------  ------------------  ------------------
Revenues                                              $   265,968  100.0  $   218,620  100.0  $   161,111  100.0
Rent and purchased transportation expense                 240,800   90.5      196,972   90.1      145,474   90.3
                                                      -----------         -----------         -----------
Gross margin                                               25,168    9.5       21,648    9.9       15,637    9.7
Other operating expenses                                   17,747    6.7       13,203    6.0       10,006    6.2
                                                      -----------         -----------         -----------
Operating income                                      $     7,421    2.8  $     8,445    3.9  $     5,631    3.5
                                                      ===========         ===========         ===========


2006 Compared to 2005
---------------------

Operating Revenues

     Operating revenues increased 5.5% in 2006 compared to 2005. Excluding fuel surcharge revenues, trucking revenues increased 0.6% due primarily to a 3.8% increase in average revenues per total mile, excluding fuel surcharges, offset by a 3.2% decrease in average annual miles per tractor. The truckload freight market was softer during much of 2006, particularly from mid-August through December when the normal peak seasonal increase in freight volume did not occur. Additionally, the significant industry-wide accelerated purchase of new trucks in advance of the new 2007 emissions standards contributed to excess truck capacity that partially disrupted the supply and demand balance in the second half of 2006. The combination of these factors resulted in the decrease in annual miles per tractor and also negatively affected revenues per total mile. While revenues per total mile increased 3.8% year-over-year, the percentage increase over the comparable 2005 periods was lower in the last two quarters of 2006 than in the first two quarters of 2006. Most of the revenues per total mile increase is due to base rate increases negotiated with customers, offset by an increase in the empty mile percentage.

     A substantial portion of the Company's freight base is under contract with customers and provides for annual pricing increases, with much of the Company's non-dedicated contractual business renewing in the latter part of third quarter and fourth quarter. The challenging freight market in the second half of 2006 made it much more difficult for the Company to obtain base rate increases at levels comparable to the 2005 and 2004 renewal periods. There continue to be several inflationary cost pressures that are impacting truckload carriers. They include: driver pay and other driver-related costs, volatile diesel fuel prices, conversion from low sulfur diesel fuel to ULSD, and new engine emission requirements for newly manufactured trucks beginning in January 2007 that are increasing the truck purchase costs and lowering the mpg.

     The average percentage of empty miles increased to 13.1% in 2006 from 12.2% in 2005. The increase in the empty mile percentage is partially the result of a higher percentage of dedicated trucks in the fleet and a higher percentage of regional shipments with a shorter length of haul. Over the past few years, Werner has grown its dedicated fleets, arrangements in which the Company provides trucks and/or trailers for the
exclusive  use  of  a  specific customer.   For  almost  all  the
Company's dedicated fleet arrangements, dedicated customers pay the Company on an all-miles basis (loaded or empty) to obtain guaranteed truck and/or trailer capacity. For freight management and statistical reporting purposes, Werner classifies a mile without cargo in the trailer as an empty mile (i.e., deadhead mile). Since dedicated fleets generally have a higher percentage of miles without cargo in the trailer and since the Company has been growing its dedicated fleet business, this contributed to an increase in the Company's reported average empty mile percentage. Excluding the dedicated fleet, the average empty mile percentage would be 10.8% in 2006 and 10.0% in 2005.

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, increased to $286.8 million in 2006 from $235.7 million in 2005 in response to higher average fuel prices in 2006. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. The Company's fuel surcharge programs are designed to recoup the higher cost of fuel from customers when fuel prices rise and provide customers with the benefit of lower costs when fuel prices decline. The truckload industry's fuel surcharge standard is a one-cent per mile increase in rate for every five-cent per gallon increase in the DOE weekly retail on-highway diesel prices that are used for most fuel surcharge programs. These programs have historically enabled the Company to recover approximately 70% to 90% of the fuel price increases. The remaining 10% to 30% is generally not recoverable, due to empty miles not billable to customers, out-of-route miles, truck idle time, and the volatility in fuel prices as prices change rapidly in short periods of time.

     VAS revenues increased 21.7% to $266.0 million in 2006 from $218.6 million in 2005, and gross margin increased 16.3% for the same period. VAS revenues consist primarily of truck brokerage, intermodal, freight management (single-source logistics), as well as the newly expanded international product line described below. Most of the revenue growth came from the Company's brokerage and intermodal divisions within VAS. Brokerage continued to grow rapidly, achieving nearly $100 million of revenues in 2006. Freight Management recently attracted several new single-source customers that are being added during first quarter 2007. The Company continues to focus on growing the volume of business in this segment, which provides customers with additional sources of capacity.

     In July 2006, the Company formed WGL, a separate company that operates within the VAS segment, and through its subsidiaries established its WOFE headquartered in Shanghai, China. Werner is one of the first U.S. companies to receive a combined approval to conduct comprehensive forwarding and logistics business, nationwide import/export, and wholesale and commission agency business. WGL and its subsidiaries obtained business licenses to operate as an Ocean Transport Intermediary (NVOCC and Ocean Freight Forwarder), U.S. Customs Broker, and Class A Freight Forwarder in China. In addition, in first quarter 2007 WGL entered into the air freight forwarding business. Analysis and optimization work prepared for key partner customers has resulted in multiple door-to-door business awards being managed by the Company, primarily in the Trans-Pacific trade lanes. Current service offerings within China include site selection analysis, purchase order and vendor management, origin consolidation, warehousing, freight forwarding and customs brokerage. These services are being provided through a combination of strategic alliances with best in class providers and company-owned assets. The Company expects WGL to be a more meaningful revenue contributor in 2007.

Operating Expenses

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenues) was 92.1% in 2006 versus 91.7% in 2005. As explained on page 18, the significant increase in fuel expense and recording the related fuel surcharge revenues on a gross basis had the effect of increasing the operating ratio. Because the Company's VAS business operates with a lower operating margin than the trucking business, the growth in VAS business in 2006 compared to 2005 also increased the Company's overall operating ratio. The tables on pages 17 and 18 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

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


                                                       Increase
                                                      (Decrease)
                                         2006    2005  per Mile
                                      ---------------------------
     Salaries, wages and benefits       $.564   $.532   $.032
     Fuel                                .377    .321    .056
     Supplies and maintenance            .145    .143    .002
     Taxes and licenses                  .114    .112    .002
     Insurance and claims                .090    .083    .007
     Depreciation                        .158    .149    .009
     Rent and purchased transportation   .150    .149    .001
     Communications and utilities        .019    .019    .000
     Other                              (.013)  (.008)  (.005)


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 11.8% in 2006 compared to 12.5% in 2005. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. This decrease in owner-operator miles as a percentage of total miles shifted costs determined on a total mile basis from the rent and purchased transportation category to other expense categories. The Company estimates that rent and purchased transportation expense for the truckload segment was lower by approximately 1.0 cent per total mile due to this decrease, and other expense categories had offsetting increases on a total-mile basis, as follows: salaries, wages and benefits (0.4 cents), fuel (0.3 cents), supplies and maintenance (0.1 cent), taxes and licenses (0.1 cent), and depreciation (0.1 cent).

     Salaries, wages and benefits for non-drivers increased in 2006 compared to 2005 due to a larger number of employees required to support the growth in the VAS segment. The increase in salaries, wages and benefits per mile of 3.2 cents for the truckload segment is primarily due to higher driver pay per mile resulting from an increase in the percentage of company truck miles versus owner-operator miles (see above), an increase in the percentage of dedicated fleet trucks, additional amounts paid to drivers to help offset the impact of lower miles in a softer freight market, and higher group health insurance costs, offset by a decrease in workers' compensation expense. Non-driver salaries, wages and benefits increased due to an increase in the number of equipment maintenance personnel and, as described further below, $2.3 million of stock compensation expense related to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R on January 1, 2006. See Note 5 to the Notes to Consolidated Financial Statements for more explanation of SFAS No. 123R.

     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 (as originally issued) for either recognition or pro forma disclosures. Stock-based employee compensation expense for the year ended December 31, 2006 was $2.3 million, or
1.7 cents per share net of taxes. There was no cumulative effect of initially adopting SFAS No. 123R.

     The driver recruiting and retention market remains challenging. After two quarters of sequential decreases in average tractors in service during the first half of 2006, the Company's ongoing focus to lower driver turnover yielded positive results in the second half of the year. The improvements in the latter part of the year offset the decreases experienced during the first half of the year, resulting in essentially no change in average tractors in 2006 compared to 2005. The Company anticipates that the competition for drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and additional increases in driver pay rates were necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 5.6 cents per mile for the truckload segment due primarily to higher average diesel fuel prices. Average fuel prices in 2006 were 28 cents a gallon, or 16%, higher than in
2005. Higher net fuel costs had a four-cent negative impact on earnings per share in 2006 compared to 2005. The Company includes all of the following items in the calculation of the impact of fuel on earnings for both periods: (1) average fuel price per gallon, (2) fuel reimbursements paid to owner-operator drivers, (3) lower mpg due to the year-over-year increase in the percentage of the company-owned truck fleet with post-October 2002 engines and the mpg impact of ultra-low sulfur diesel fuel, and (4) offsetting fuel surcharge revenues from customers.

     During third quarter 2006, truckload carriers transitioned a gradually increasing portion of their diesel fuel consumption from low sulfur diesel fuel to ULSD fuel, as fuel refiners were required to meet the EPA-mandated 80% ULSD threshold by the transition date of October 15, 2006. Preliminary estimates were that ULSD would result in a 1-3% degradation in mpg for all trucks, due to the lower energy content (btu) of ULSD. Based on the Company's fuel mpg experience to date, these preliminary mpg degradation estimates appear to be accurate.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2006, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Insurance and claims for the truckload segment increased 0.7 cents on a per-mile basis, primarily related to higher negative development on existing liability insurance claims and an increase in larger claims. The Company renewed its liability insurance policies on August 1, 2006. See Item 3 "Legal Proceedings" for information on the Company's coverage levels for personal injury and property damage since August 1, 2003. The Company's liability insurance premiums for the policy year beginning August 1, 2006 were slightly higher than the previous policy year. The Company is unable to predict whether the trend of increasing insurance and claims expense will continue in the future.

     Depreciation expense for the truckload segment increased 0.9 cents on a per-mile basis in 2006 due primarily to higher costs of new tractors with the post-October 2002 engines, the impact of fewer average miles per truck, and a higher percentage of company-owned trucks versus owner-operators. As of December 31, 2006, nearly 100% of the company-owned truck fleet consisted of trucks with the post-October 2002 engines, compared to 89% at December 31, 2005.

     Rent and purchased transportation consists mainly of payments to third-party capacity providers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. As shown in the VAS statistics table under the "Results of Operations" heading on page 18, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 90.5% in 2006 compared to 90.1% in 2005. Intermodal's gross profits and operating income were lower due to a softer freight market and the impact of higher fixed costs and repositioning costs. Several significant changes to the intermodal operating strategy have been implemented and are expected to help Intermodal achieve improved results in 2007 compared to 2006.

     Rent and purchased transportation for the truckload segment increased 0.1 cents per total mile in 2006. Higher fuel prices necessitated higher reimbursements to owner-operators for fuel ($32.7 million in 2006 compared to $26.6 million in 2005), which resulted in an increase of 0.7 cents per total mile. The Company also increased the van and regional over-the-road owner-operators' settlement rate by two cents per mile effective May 1, 2006. These increases were offset by the decrease in the number of owner-operator trucks and the corresponding decrease in owner-operator miles. The Company's customer fuel surcharge programs do not differentiate between miles generated by Company-owned trucks and miles generated by owner-operator trucks; thus, the increase in owner-operator fuel reimbursements is included with Company fuel expenses in calculating the per-share impact of higher fuel costs on earnings. The Company continues to experience difficulty recruiting and retaining owner-operator drivers because of challenging operating conditions including inflationary cost increases that are the responsibility of the owner-operators. The Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers were to occur and increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained. Payments to third-party capacity providers used for portions of shipments delivered to or from Mexico and by a few dedicated fleets in the truckload segment decreased by 0.1 cents per mile, partially offsetting the overall increase for the truckload segment.

     Other operating expenses for the truckload segment decreased
0.5 cents per mile in 2006. Gains on sales of assets, primarily trucks and trailers, are reflected as a reduction of other operating expenses and are reported net of sales-related expenses, including costs to prepare the equipment for sale. Gains on sales of assets increased to $28.4 million in 2006 from $11.0 million in 2005. During 2006 the Company began selling its oldest van trailers that had reached the end of their depreciable life, which increased gains in 2006. The number of trucks sold in 2006 and the average gain per truck sold (before costs to prepare the equipment for sale) both decreased slightly in comparison to 2005. The Company spent less on repairs per truck sold in 2006 as compared to 2005, which also contributed to the improvement in gains on sale. The Company's wholly-owned used truck retail network, Fleet Truck Sales, is one of the largest class 8 truck sales entities in the United States, with 18 locations, and has been in operation since 1992. Fleet Truck Sales continues to be a resource for the Company to remarket its used trucks. The Company expects gains on sales will be lower in 2007 compared to 2006 due to fewer trucks available for sale by the Company. However, the Company expects to continue to realize gains on the sale of its fully depreciated trailers in 2007. Other operating expenses also include bad debt expense, which included an additional $7.2 million of bad debt expense recorded in first quarter 2006 related to the bankruptcy of one of the Company's customers, APX Logistics, Inc., and professional service fees.

     The Company recorded $1.2 million of interest expense in 2006 versus $0.7 million of interest expense in 2005. The
Company had $100.0 million of debt outstanding at December 31, 2006, which was incurred in the second half of 2006 for the purchase of new trucks, and had $60.0 million of debt outstanding at December 31, 2005. The Company repaid the $60.0 million of debt in first quarter 2006. Interest income for the Company increased to $4.4 million in 2006 from $3.4 million in 2005 due to improved interest rates, partially offset by a declining cash balance throughout 2006.

     The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 41.1% for 2006 versus 41.0% for 2005, as described in Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

     The average percentage of empty miles increased to 12.2% in 2005 from 11.3% in 2004. The increase in the empty mile percentage was partially the result of a higher percentage of dedicated trucks in the fleet and a higher percentage of regional shipments with a shorter length of haul. Over the past few years, Werner has grown its dedicated fleets, arrangements in which the Company provides trucks and/or trailers for the exclusive use of a specific customer. Excluding the dedicated fleet, the average empty mile percentage would have been substantially lower for 2005 and 2004.

     Fuel  surcharge revenues increased to $235.7 million in 2005 from  $114.1  million in 2004 in response to higher average  fuel
prices   in  2005,  which  enabled  the  Company  to  recover   a
significant portion of the fuel price increases.

     VAS revenues increased 35.7% to $218.6 million in 2005 from $161.1 million in 2004, and gross margin increased 38.4% for the same period. Most of the revenue growth came from the Company's brokerage and intermodal divisions within VAS.

Operating Expenses

     The Company's operating ratio was 91.7% in 2005 versus 91.6% in 2004. As explained on page 18, the significant increase in fuel expense and related fuel surcharge revenues had the effect of increasing the operating ratio. Because the Company's VAS business operates with a lower operating margin than the trucking business, the growth in VAS business in 2005 compared to 2004 also increased the Company's overall operating ratio. The tables on pages 17 and 18 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

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


                                                       Increase
                                                      (Decrease)
                                         2005    2004  per Mile
                                      ---------------------------
     Salaries, wages and benefits       $.532   $.519   $.013
     Fuel                                .321    .211    .110
     Supplies and maintenance            .143    .130    .013
     Taxes and licenses                  .112    .106    .006
     Insurance and claims                .083    .075    .008
     Depreciation                        .149    .138    .011
     Rent and purchased transportation   .149    .140    .009
     Communications and utilities        .019    .018    .001
     Other                              (.008)  (.003)  (.005)


     Owner-operator miles as a percentage of total miles were 12.5% in 2005 compared to 12.7% in 2004. Because the change in owner-operator miles as a percentage of total miles was only minimal, there was essentially no shift in costs from the rent and purchased transportation category to other expense categories. During 2005, attracting and retaining owner-operator drivers was very difficult due to high fuel prices and other factors.

     Salaries, wages and benefits for non-drivers increased in 2005 compared to 2004 to support the growth in the VAS segment. The increase in salaries, wages and benefits per mile of 1.3 cents for the truckload segment is primarily the result of increased student driver pay, higher driver pay per mile, and an increase in the number of maintenance employees. Because of the challenging driver recruiting and retention market, discussed below, the Company trained more student drivers as an alternative source of drivers. On August 1, 2004, the Company's previously announced two cent per mile pay raise became effective for company solo drivers in its medium-to-long-haul van division, representing approximately 25% of total company drivers. The Company recovered this pay raise through its customer rate increase negotiations, which occurred in third and fourth quarter 2004.

     The   driver   recruiting  and  retention  market   remained
extremely challenging during 2005. The supply of truck drivers continued to be constrained due to alternative jobs to truck driving and inadequate demographic growth for the industry's targeted driver base over the next several years. The Company continued to focus on driver quality of life issues such as developing more driving jobs with more frequent home time, providing drivers with newer trucks, and maximizing mileage productivity within the federal hours of service regulations. The Company also placed more emphasis on training drivers. Improved driver recruiting has offset higher driver turnover.

     The Company instituted an optional per diem reimbursement program for eligible company drivers beginning in April 2004. This program increases a company driver's net pay per mile, after taxes. As a result of more drivers electing to participate in the per diem program, driver pay per mile was slightly lower before considering the factors above that increased driver pay per mile, and the Company's effective income tax rate was higher in 2005 compared to 2004. The program was designed to be cost-neutral, because the combined driver pay rate per mile and per diem reimbursement under the per diem program is about one cent per mile lower than mileage pay without per diem reimbursement, which offsets the Company's increased income taxes caused by the nondeductible portion of the per diem. The per diem program increases a company driver's net pay per mile, after taxes.

     Fuel increased 11.0 cents per mile for the truckload segment due primarily to higher average diesel fuel prices. Average fuel prices in 2005 were 56 cents a gallon, or 47%, higher than in 2004. Higher fuel costs, after considering the amounts collected from customers through fuel surcharge programs and the cost impact of owner-operator fuel reimbursements and lower fuel mpg due to truck engine emissions changes, had a ten-cent negative impact on earnings per share in 2005 compared to 2004. As of

December 31, 2005, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

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

     Insurance and claims for the truckload segment increased 0.8 cents on a per-mile basis, primarily related to higher negative development on existing liability insurance claims. Cargo claims expense was essentially flat on a per-mile basis compared to 2004. The Company renewed its liability insurance policies on August 1, 2005. See Item 3 "Legal Proceedings" for information on the Company's coverage levels for personal injury and property damage since August 1, 2003. Liability insurance premiums for the policy year beginning August 1, 2005 were approximately the same as the previous policy year.

     Depreciation expense for the truckload segment increased 1.1 cents on a per-mile basis in 2005 due primarily to higher costs of new tractors with the post-October 2002 engines. As of December 31, 2005, approximately 89% of the company-owned truck fleet consisted of trucks with the post-October 2002 engines, compared to 47% at December 31, 2004.

     Rent and purchased transportation consists mainly of payments to third-party capacity providers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. As shown in the VAS statistics table under the "Results of Operations" heading on page 18, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 90.1% in 2005 compared to 90.3% in 2004, resulting in a higher gross margin in 2005. As the truck capacity market tightened during 2005, it became more difficult to find qualified truckload capacity to meet VAS customer freight needs, especially in the latter part of the year. However, the Company's marketing efforts continued to successfully expand its VAS qualified carrier base in a constrained capacity market, ending the year with 3,600 qualified broker carriers. During fourth quarter 2005, VAS expanded its small, but growing, intermodal presence by agreeing to manage a fleet of Union Pacific-owned containers for intermodal freight shipments. The Company pays a daily fee per container to Union Pacific ("UP") for any days that the containers are not in transit in the UP network. As of December 2005, VAS Intermodal managed 400 UP containers.

     Rent and purchased transportation for the truckload segment increased 0.9 cents per total mile in 2005. Higher fuel prices necessitated higher reimbursements to owner-operators for fuel, which resulted in an increase of 1.1 cents per total mile. The Company has experienced difficulty recruiting and retaining owner-operators for over three years because of challenging operating conditions. This resulted in a reduction in the number of owner-operator tractors to 830 as of December 31, 2005 from 925 as of December 31, 2004. Payments to third-party capacity providers used for portions of shipments delivered to or from Mexico and by a few dedicated fleets in the truckload segment decreased by 0.2 cents per mile, partially offsetting the overall increase for the truckload segment.

     Other operating expenses for the truckload segment decreased
0.5 cents per mile in 2005. Gains on sales of assets, primarily trucks, increased to $11.0 million in 2005 from $9.3 million in 2004, due to increased unit sales, partially offset by an increased ratio of traded trucks to sold trucks. Other operating expenses also include bad debt expense and professional service fees. The remaining decrease in other operating expenses in 2005 was due primarily to a reduction in computer consulting fees as consultants were hired by the Company, resulting in a reduction in other operating expense, but an increase in salaries, wages and benefits expense.

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

     The Company's effective income tax rate increased to 41.0% in 2005 from 39.2% in 2004, as described in Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. The income tax rate increased in 2005 because of higher non-deductible expenses for tax purposes related to the implementation of a per diem pay program for student drivers in fourth quarter 2003 and a per diem pay program for eligible company drivers in April 2004.

Liquidity and Capital Resources

     During the year ended December 31, 2006, the Company generated cash flow from operations of $284.1 million, a 64.7% increase ($111.6 million), in cash flow compared to the year ended December 31, 2005. The increase in cash flow from operations is due primarily to lower income tax payments during 2006, higher payables for revenue equipment of $17.1 million, and improved collections of accounts receivable. In addition, the Company wrote off a $7.2 million receivable related to the APX Logistics, Inc. bankruptcy during 2006, resulting in a decrease in net accounts receivable. Income taxes paid during 2006 totaled $68.9 million compared to $99.2 million in 2005 and $42.9 million in 2004. The higher tax payments in 2005 were related to tax law changes that resulted in the reversal of certain tax strategies implemented in 2001 and the effect of lower income tax depreciation in 2005 due to the bonus tax depreciation provision that expired on December 31, 2004. The Company made federal income tax payments of $22.5 million related to the reversal of the tax strategies in second quarter 2005. Cash flow from operations decreased $54.1 million in 2005 compared to 2004, or 23.9%, due to the larger federal income tax payments in 2005 and an increase in days sales in accounts receivable, offset by higher depreciation expense for financial reporting purposes related to the higher cost of the post-October 2002 engines and higher net income. The cash flow from operations and existing cash balances, supplemented by net borrowings under its existing credit facilities, enabled the Company to make net capital expenditures, repurchase stock, and pay dividends as discussed below.

     Net cash used in investing activities decreased 19.7% ($58.0 million) to $236.2 million in 2006 from $294.3 million in 2005. Net property additions, primarily revenue equipment, were $241.8 million for the year ended December 31, 2006 versus $299.2 million during the same period of 2005. The decrease was due primarily to the Company purchasing more tractors in 2005 as it began to reduce the average age of its truck fleet and purchasing fewer tractors and selling more trailers in 2006. The $100.8 million, or 52.1%, increase in investing cash flows from 2004 to 2005 was also due to the larger number of tractors purchased. The average age of the Company's truck fleet is 1.34 years at December 31, 2006. The Company brought down the age of its truck fleet to delay the cost impact of the federally-mandated engine emission standards that became effective in January 2007. The Company's net capital expenditures are expected to be much lower in 2007, or between $50 million and $100 million. The Company intends to fund these net capital expenditures through cash flow from operations and financing available under the Company's existing credit facilities, as management deems necessary. As of December 31, 2006, the Company has committed to property and equipment purchases of approximately $57.1 million.

     Net financing activities used $52.8 million, provided $48.9 million, and used $25.7 million in 2006, 2005, and 2004, respectively. The change from 2005 to 2006 included repayment in the first quarter of 2006 of the $60.0 million of debt incurred during fourth quarter 2005, followed by borrowings of $100.0 million in the latter part of 2006 to fund a portion of the Company's net capital expenditures. Through the date of this report, the Company has repaid $10.0 million of the total $100.0 million of debt outstanding at December 31, 2006. The Company paid dividends of $13.3 million in 2006, $11.9 million in 2005, and $9.5 million in 2004. The Company increased its quarterly dividend rate by $.005 per share beginning with the dividend paid in July 2006 and the dividend paid in July 2005. Financing activities also included common stock repurchases of $85.1 million in 2006, $1.6 million in 2005, and $21.6 million in 2004. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. On April 14, 2006, the Company's Board of Directors approved its current authorization for common stock repurchases of 6,000,000 shares. As of December 31, 2006, the Company had purchased 791,200 shares pursuant to this authorization and had 5,208,800 shares remaining available for repurchase.

     Management believes the Company's financial position at December 31, 2006 is strong. As of December 31, 2006, the Company had $31.6 million of cash and cash equivalents and $870.4 million of stockholders' equity. As of December 31, 2006, the Company had $275.0 million of credit pursuant to credit facilities, of which it had borrowed $100.0 million. The remaining $175.0 million of credit available under these facilities is further reduced by the $39.2 million in letters of credit the Company maintains. These letters of credit are primarily required as security for insurance policies. As of December 31, 2006, the Company had no non-cancelable revenue equipment operating leases, and therefore, had no off-balance sheet revenue equipment debt. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments

     The following tables set forth the Company's contractual obligations and commercial commitments as of December 31, 2006.


                     Payments Due by Period
                          (in millions)

                                                                                         Over 5
                                     Total  Less than 1 year    1-3 years   4-5 years     years
------------------------------------------------------------------------------------------------
     Contractual Obligations
Long-term debt, including current
  maturities                       $  100.0      $      -        $   50.0    $   50.0   $      -
Equipment purchase commitments         57.1          57.1               -           -          -
                                   --------      --------        --------    --------   --------
Total contractual cash obligations $  157.1      $   57.1        $   50.0    $   50.0   $      -
                                   ========      ========        ========    ========   ========

  Other Financing Commitments
Unused lines of credit             $  135.8      $   50.0        $      -    $   85.8   $      -
Standby letters of credit              39.2          39.2               -           -          -
                                   --------      --------        --------    --------   --------
Total financing commitments        $  175.0      $   89.2        $      -    $   85.8   $      -
                                   ========      ========        ========    ========   ========

         Total obligations         $  332.1      $  146.3        $   50.0    $  135.8   $      -
                                   ========      ========        ========    ========   ========


     The Company has committed credit facilities with two banks totaling $275.0 million, of which it had borrowed $100.0 million. These credit facilities bear variable interest (5.8% at December 31, 2006) based on the London Interbank Offered Rate ("LIBOR"). The credit available under these facilities is further reduced by the amount of standby letters of credit the Company maintains. The unused lines of credit are available to the Company in the event the Company needs financing for the growth of its fleet. With the Company's strong financial position, the Company expects it could obtain additional financing, if necessary, at favorable terms. The standby letters of credit are primarily required for insurance policies. The equipment purchase commitments relate to committed equipment expenditures.

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

     The Company's most significant resource requirements are qualified drivers, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers. The Company's financial results are also affected by availability of drivers and the market for new and used trucks. Because the Company is self-insured for a significant portion of its personal injury, property damage, and cargo claims and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, weather, the legal and regulatory environment, and the costs of insurance coverage to protect against catastrophic losses.

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although the Company's normal replacement cycle for tractors is three years, the Company calculates depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate, which approximates the continuing declining market value of the tractors, in those instances in which a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. The Company continually monitors the adequacy of the lives and salvage values used in calculating depreciation expense and adjusts these assumptions appropriately when warranted.
     * Impairment of long-lived assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net cash flows, it is not recoverable. The Company does not separately identify assets by operating segment, as tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of the Company's long-lived assets have identifiable cash flows from use that are largely
       independent  of  the  cash  flows   of  other  assets  and
       liabilities. Thus, the asset group used to assess impairment would include all assets of the Company. Long-lived assets classified as held for sale are reported at the lower of their carrying amount or fair value less costs to sell.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and long-term) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates, including negative development, and estimates of incurred-but-not-reported losses based upon past experience. The Company's self-insurance reserves are reviewed by an actuary every six months.
     * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider (including owner-operator drivers under contract with the Company) is utilized to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishes customer pricing separately from carrier rate negotiations, generally has discretion in carrier selection, and/or has credit risk on the shipment, the Company records both revenues for the dollar value of services billed by the Company to the customer and rent and purchased transportation expense for the costs of transportation paid by the Company to the third-party provider upon delivery of the shipment. In the absence of the conditions listed above, the Company records revenues net of expenses related to third-party providers.
     * Accounting for income taxes. Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed to be necessary due to the Company's profitable operations. Accordingly, if the facts or financial circumstances were to change, thereby impacting the likelihood of realizing the deferred income tax assets, judgment would need to be applied to determine the amount of valuation allowance required in any given period.

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

ITEM 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK

     The Company is exposed to market risk from changes in interest, commodity prices, and foreign currency exchange rates.

Interest Rate Risk

     The Company had $100.0 million of variable rate debt outstanding at December 31, 2006. The interest rates on the variable rate debt are based on the LIBOR. Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $1,000,000. As of December 31, 2006, the Company has no derivative financial instruments to reduce its exposure to interest rate increases.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, refining capacity, seasonality, weather, and other market factors. Historically, the Company has been able to recover a significant portion of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharge programs with most of its revenue base to offset much of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2006, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     The Company conducts business in Mexico and Canada and is beginning operations in Asia. Foreign currency transaction gains and losses were not material to the Company's results of operations for 2006 and prior years. To date, virtually all foreign revenues are denominated in U.S. dollars, and the Company receives payment for foreign freight services primarily in U.S. dollars to reduce direct foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Werner Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2006, listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Werner Enterprises, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                              KPMG LLP
Omaha, Nebraska
February 8, 2007

                    WERNER ENTERPRISES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
            (In thousands, except per share amounts)


                                                        Years Ended December 31,
                                                ----------------------------------------
                                                   2006           2005           2004
                                                ----------     ----------     ----------

Operating revenues                              $2,080,555     $1,971,847     $1,678,043
                                                ----------     ----------     ----------

Operating expenses:
  Salaries, wages and benefits                     594,783        574,893        544,424
  Fuel                                             388,710        340,622        218,095
  Supplies and maintenance                         155,304        154,719        138,999
  Taxes and licenses                               117,570        118,853        109,720
  Insurance and claims                              92,580         88,595         76,991
  Depreciation                                     167,516        162,462        144,535
  Rent and purchased transportation                395,660        354,335        289,186
  Communications and utilities                      19,651         20,468         18,919
  Other                                            (15,720)        (7,711)        (4,154)
                                                ----------     ----------     ----------
     Total operating expenses                    1,916,054      1,807,236      1,536,715
                                                ----------     ----------     ----------

Operating income                                   164,501        164,611        141,328
                                                ----------     ----------     ----------

Other expense (income):
  Interest expense                                   1,196            672             13
  Interest income                                   (4,407)        (3,381)        (2,580)
  Other                                                319            261            198
                                                ----------     ----------     ----------
     Total other income                             (2,892)        (2,448)        (2,369)
                                                ----------     ----------     ----------

Income before income taxes                         167,393        167,059        143,697
Income taxes                                        68,750         68,525         56,387
                                                ----------     ----------     ----------

Net income                                         $98,643        $98,534        $87,310
                                                ==========     ==========     ==========

Earnings per share:
  Basic                                              $1.27          $1.24          $1.10
                                                ==========     ==========     ==========
  Diluted                                            $1.25          $1.22          $1.08
                                                ==========     ==========     ==========

Weighted-average common shares outstanding:
  Basic                                             77,653         79,393         79,224
                                                ==========     ==========     ==========
  Diluted                                           79,101         80,701         80,868
                                                ==========     ==========     ==========



The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)

                                                        December 31,
                                                 -------------------------
                    ASSETS                          2006           2005
                                                 ----------     ----------
Current assets:
  Cash and cash equivalents                      $   31,613     $   36,583
  Accounts receivable, trade, less allowance
     of $9,417 and $8,357, respectively             232,794        240,224
  Other receivables                                  17,933         19,914
  Inventories and supplies                           10,850         10,951
  Prepaid taxes, licenses, and permits               18,457         18,054
  Current deferred income taxes                      25,251         20,940
  Other current assets				     24,143         20,966
                                                 ----------     ----------
     Total current assets                           361,041        367,632
                                                 ----------     ----------
Property and equipment, at cost:
  Land                                               26,945         26,279
  Buildings and improvements                        118,910        110,275
  Revenue equipment                               1,372,768      1,262,112
  Service equipment and other                       168,597        157,098
                                                 ----------     ----------
     Total property and equipment                 1,687,220      1,555,764
     Less - accumulated depreciation                590,880        553,157
                                                 ----------     ----------
                 Property and equipment, net      1,096,340      1,002,607
                                                 ----------     ----------
Other non-current assets                             20,792         15,523
                                                 ----------     ----------
                                                 $1,478,173     $1,385,762
                                                 ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   75,821     $   52,387
  Current portion of long-term debt                       -         60,000
  Insurance and claims accruals                      73,782         62,418
  Accrued payroll                                    21,344         21,274
  Other current liabilities                          19,963         21,838
                                                 ----------     ----------
     Total current liabilities                      190,910        217,917
                                                 ----------     ----------
Long-term debt, net of current portion              100,000              -
Other long-term liabilities                             999            526
Deferred income taxes                               216,413        209,868
Insurance and claims accruals, net of current
  portion                                            99,500         95,000
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 200,000,000
    shares authorized; 80,533,536
    shares issued; 75,339,297 and 79,420,443
    shares outstanding, respectively                    805            805
  Paid-in capital                                   105,193        105,074
  Retained earnings                                 862,403        777,260
  Accumulated other comprehensive loss                 (207)          (259)
  Treasury stock, at cost; 5,194,239 and
    1,113,093 shares, respectively                  (97,843)       (20,429)
                                                 ----------     ----------
     Total stockholders' equity                     870,351        862,451
                                                 ----------     ----------
                                                 $1,478,173     $1,385,762
                                                 ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)


                                                  Years Ended December 31,
                                           -------------------------------------
                                              2006          2005          2004
                                           ---------     ---------     ---------
Cash flows from operating activities:
  Net income                               $  98,643     $  98,534     $  87,310
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation                             167,516       162,462       144,535
    Deferred income taxes                      2,234       (37,380)       12,517
    Gain on disposal of operating
      equipment                              (28,393)      (11,026)       (9,735)
    Stock based compensation                   2,258             -             -
    Tax benefit from exercise of
      stock options                                -         1,617         3,225
    Other long-term assets                    (1,878)         (795)          408
    Insurance and claims accruals,
      net of current portion                   4,500        11,000        13,000
    Other long-term liabilities                  473           225             -
    Changes in certain working
      capital items:
      Accounts receivable, net                 7,430       (53,453)      (34,310)
      Prepaid expenses and other
        current assets                        (1,498)      (14,207)       (4,261)
      Accounts payable                        23,434         2,769         8,715
      Accrued and other current
        liabilities                            9,346        12,746         5,178
                                           ---------     ---------     ---------
    Net cash provided by operating
      activities                             284,065       172,492       226,582
                                           ---------     ---------     ---------

Cash flows from investing activities:
  Additions to property and equipment       (400,548)     (414,112)     (294,288)
  Retirements of property and equipment      158,727       114,903        98,098
  Decrease in notes receivable                 5,574         4,957         2,703
                                           ---------     ---------     ---------
    Net cash used in investing
      activities                            (236,247)     (294,252)     (193,487)
                                           ---------     ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of short-term
    debt                                           -        60,000             -
  Proceeds from issuance of long-term
    debt                                     100,000             -             -
  Repayments of short-term debt              (60,000)            -             -
  Dividends on common stock                  (13,287)      (11,904)       (9,506)
  Repurchases of common stock                (85,132)       (1,573)      (21,591)
  Stock options exercised                      3,377         2,411         5,424
  Excess tax benefits from exercise
    of stock options                           2,202             -             -
                                           ---------     ---------     ---------
    Net cash provided by (used in)
      financing activities                   (52,840)       48,934       (25,673)
                                           ---------     ---------     ---------
Effect of exchange rate fluctuations
  on cash                                         52           602           (24)
Net increase (decrease) in cash  and
  cash equivalents                            (4,970)      (72,224)        7,398
Cash and cash equivalents, beginning
  of year                                     36,583       108,807       101,409
                                           ---------     ---------     ---------
Cash and cash equivalents, end of year     $  31,613     $  36,583     $ 108,807
                                           =========     =========     =========

Supplemental disclosures of cash flow
  information:
  Cash paid during year for:
         Interest                          $     566     $     561     $      13
         Income taxes                         68,941        99,170        42,850
Supplemental disclosures of non-cash
  investing activities:
  Notes receivable issued upon  sale
    of revenue equipment                   $   8,965     $   8,164     $   4,079


The accompanying notes are an integral part of these consolidated financial statements.

                     WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                             INCOME
       (In thousands, except share and per share amounts)


                                                              Accumulated
                                                                 Other                    Total
                                Common   Paid-In   Retained  Comprehensive  Treasury   Stockholders'
                                Stock    Capital   Earnings  Income (Loss)    Stock       Equity
                              ------------------------------------------------------------------------
BALANCE, December 31, 2003       $805   $108,706   $614,011     $(837)     $(13,574)     $709,111

Purchases of 1,173,200 shares
  of common stock                   -          -          -         -       (21,591)      (21,591)
Dividends on common stock
  ($.130 per share)                 -          -    (10,286)        -             -       (10,286)
Exercise of stock options,
  656,676 shares, including
  tax benefits                      -     (2,011)         -         -        10,660         8,649
Comprehensive income (loss):
  Net income                        -          -     87,310         -             -        87,310
  Foreign currency translation
    adjustments                     -          -          -       (24)            -           (24)
                              -------   --------   --------     -----      --------      --------
  Total comprehensive
    income (loss)                   -          -     87,310       (24)            -        87,286
                              -------   --------   --------     -----      --------      --------

BALANCE, December 31, 2004        805    106,695    691,035      (861)      (24,505)      773,169

Purchases of 88,000 shares
  of common stock                   -          -          -         -        (1,573)       (1,573)
Dividends on common stock
  ($.155 per share)                 -          -    (12,309)        -             -       (12,309)
Exercise of stock options,
  310,696 shares, including
  tax benefits                      -     (1,621)         -         -         5,649         4,028
Comprehensive income (loss):
  Net income                        -          -     98,534         -             -        98,534
  Foreign currency translation
    adjustments                     -          -          -       602             -           602
                              -------   --------   --------     -----      --------      --------
  Total comprehensive
    income (loss)                   -          -     98,534       602             -        99,136
                              -------   --------   --------     -----      --------      --------

BALANCE, December 31, 2005        805    105,074    777,260      (259)      (20,429)      862,451

Purchases of 4,500,000 shares
  of common stock                   -          -          -         -       (85,132)      (85,132)
Dividends on common stock
  ($.175 per share)                 -          -    (13,500)        -             -       (13,500)
Exercise of stock options,
  418,854 shares, including
  excess tax benefits               -     (2,139)         -         -         7,718         5,579
Stock-based compensation
  expense                           -      2,258          -         -             -         2,258
Comprehensive income (loss):
  Net income                        -          -     98,643         -             -        98,643
  Foreign currency translation
    adjustments                     -          -          -        52             -            52
                              -------   --------   --------     -----      --------      --------
  Total comprehensive               -          -     98,643        52             -        98,695
    income (loss)             -------   --------   --------     -----      --------      --------

BALANCE, December 31, 2006       $805   $105,193   $862,403     $(207)     $(97,843)     $870,351
                              =======   ========   ========     =====      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                  WERNER ENTERPRISES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Werner Enterprises, Inc. (the "Company") is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, the Federal and Provincial Transportation Departments in Canada, the Secretary of Communication and Transportation in Mexico, and various state regulatory commissions. The Company maintains a diversified freight base and is not dependent on a specific industry for a majority of its freight, which limits concentrations of credit risk. One customer generated approximately 11%, 10%, and 9% of total revenues for 2006, 2005, and 2004, respectively.

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

Trade Accounts Receivable

     Trade accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The financial condition of customers is reviewed by the Company prior to granting credit. The Company determines the allowance based on historical write-off experience and national economic data. The Company evaluates the adequacy of its allowance for doubtful accounts quarterly. Past due balances  over  90  days  and exceeding a  specified  amount  are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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


                                        Lives      Salvage Values
                                     ----------   ----------------
        Building and improvements     30 years           0%
        Tractors                       5 years          25%
        Trailers                      12 years        $1,000
        Service and other equipment  3-10 years          0%


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

Insurance and Claims Accruals

     Insurance and claims accruals, both current and noncurrent, reflect the estimated cost for cargo loss and damage, bodily injury and property damage ("BI/PD"), group health, and workers' compensation claims, including estimated loss development and loss adjustment expenses, not covered by insurance. The costs for cargo and BI/PD insurance and claims are included in insurance and claims expense, while the costs of group health and workers' compensation claims are included in salaries, wages and benefits expense in the Consolidated Statements of Income. The insurance and claims accruals are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and estimates of incurred-but-not-reported losses based upon past experience. Actual costs related to insurance and claims have not differed materially from estimated accrued amounts for all years presented. The Company's insurance and claims accruals are reviewed by an actuary every six months.

     The Company had been responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving personal injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, the Company increased its self-insured retention ("SIR") amount to $2.0 million per occurrence. The Company is also responsible for varying annual aggregate amounts of liability for claims in excess of the self-insured retention. The following table reflects the self-insured retention levels and aggregate amounts of liability for personal injury and property damage claims since August 1, 2003:


                                                        Primary Coverage
        Coverage Period            Primary Coverage      SIR/deductible
------------------------------     ----------------     ----------------
August 1, 2003 - July 31, 2004       $3.0 million       $0.5 million (1)
August 1, 2004 - July 31, 2005       $5.0 million       $2.0 million (2)
August 1, 2005 - July 31, 2006       $5.0 million       $2.0 million (3)
August 1, 2006 - July 31, 2007       $5.0 million       $2.0 million (3)


(1) Subject to an additional $1.5 million aggregate in the $0.5 to $1.0 million layer, a $1.0 million aggregate in the $1.0 to $2.0 million layer, no aggregate (i.e., fully insured) in the $2.0 to $3.0 million layer, a $6.0 million aggregate in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(2) Subject to an additional $3.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (i.e., fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(3)  Subject to an additional $2.0 million aggregate in the  $2.0 to $3.0 million layer, no aggregate (i.e., fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

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

     The Company has assumed responsibility for workers' compensation up to $1.0 million per claim, subject to an additional $1.0 million aggregate for claims between $1.0 million and $2.0 million, maintains a $25.7 million bond, and has obtained insurance for individual claims above $1.0 million.

     Under  these  insurance arrangements, the Company  maintains
$39.2 million in letters of credit as of December 31, 2006.

Revenue Recognition

     The Consolidated Statements of Income reflect recognition of operating revenues (including fuel surcharge revenues) and related direct costs when the shipment is delivered. For shipments where a third-party provider (including owner-operator drivers under contract with the Company) is utilized to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishes customer pricing separately from carrier rate negotiations, generally has discretion in carrier selection, and/or has credit risk on the shipment, the Company records both revenues for the dollar value of services billed by the Company to the customer and rent and purchased transportation expense for the costs of transportation paid by the Company to the third-party provider upon delivery of the shipment. In the absence of the conditions listed above, the Company records revenues net of expenses related to third-party providers.

Foreign Currency Translation

     Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Virtually all foreign revenues are denominated in U.S. dollars. Expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the Mexican and Canadian operations for the years ended December 31, 2006, 2005, and 2004. The amounts of such translation adjustments were not significant for all years presented (see the Consolidated Statements of Stockholders' Equity and Comprehensive Income).

Income Taxes

     The Company uses the asset and liability method of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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


                                             Years Ended December 31,
                                        ----------------------------------
                                          2006         2005         2004
                                        --------     --------     --------
     Net income                         $ 98,643     $ 98,534     $ 87,310
                                        ========     ========     ========

     Weighted-average common shares
       outstanding                        77,653       79,393       79,224
     Common stock equivalents              1,448        1,308        1,644
                                        --------     --------     --------
     Shares used in computing
       diluted earnings per share         79,101       80,701       80,868
                                        ========     ========     ========

     Basic earnings per share           $   1.27     $   1.24     $   1.10
                                        ========     ========     ========
     Diluted earnings per share         $   1.25     $   1.22     $   1.08
                                        ========     ========     ========


     Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                                          Years Ended December 31,
                                   --------------------------------------
                                       2006         2005         2004
                                   ------------ ------------ ------------
   Number of shares under option      24,500       19,500               -


   Option purchase price           $19.84-20.36   $ 19.84               -


Comprehensive Income

     Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2006, 2005, and 2004, comprehensive income consists of net income and foreign currency translation adjustments.

Accounting Standards

     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 (as originally issued) for either recognition or pro forma disclosures. Stock-based employee compensation expense for the year ended December 31, 2006 was $2.3 million, and is included in salaries, wages and benefits within the consolidated statements of income. There was no cumulative effect of initially adopting SFAS No. 123R.

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

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB Statements No. 133 and
140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As of December 31, 2006, management believes that SFAS No. 155 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No.
140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. As of December 31, 2006, management believes that SFAS No. 156 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective on January 1, 2007. As of December 31, 2006, management believes that FIN 48 will not have a material effect on the financial position, results of operations, and cash flows of the Company.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of December 31, 2006, management believes that SFAS No. 157 will have no effect on the financial position, results of operations, and cash flows of the Company.

     In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and
132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006. Upon adoption, SFAS No. 158 had no effect on the financial position, results of operations, and cash flows of the Company.

     In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for annual financial statements for the first fiscal year ending after November 15, 2006. Upon adoption, SAB No. 108 had no effect on the financial position, results of operations, and cash flows of the Company.

(2)  LONG-TERM DEBT

     Long-term debt consisted of the following at December 31 (in thousands):


                                           2006         2005
                                         --------     --------
       Notes payable to banks under
         committed credit facilities     $100,000     $ 60,000
                                         --------     --------
                                          100,000       60,000
       Less current portion                     -       60,000
                                         --------     --------
       Long-term debt, net               $100,000     $      -
                                         ========     ========


     The notes payable to banks under committed credit facilities bear variable interest (5.8% at December 31, 2006) based on the London Interbank Offered Rate ("LIBOR"), and these credit facilities mature at various dates from May 2008 to May 2011. During 2007, the Company repaid $10.0 million on these notes. As of December 31, 2006, the Company has an additional $175.0 million of available credit under these credit facilities with banks, which is further reduced by $39.2 million in letters of credit the Company maintains. Each of the debt agreements require, among other things, that the Company not exceed a maximum ratio of total debt to total capitalization and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable as defined in the credit facility. The Company was in compliance with these covenants at December 31, 2006.

     The aggregate future maturities of long-term debt by year consist of the following at December 31, 2006 (in thousands):

       2007                                          $      -
       2008                                            50,000
       2009                                                 -
       2010                                                 -
       2011                                            50,000
                                                     --------
                                                     $100,000
                                                     ========


     The   carrying  amount  of  the  Company's  long-term   debt
approximates fair value due to the duration of the notes and the interest rates.

(3)  NOTES RECEIVABLE

     Notes  receivable  are included in other current assets  and
other non-current assets in the Consolidated Balance Sheets.   At
December 31, notes receivable consisted of the following (in thousands):


                                               2006        2005
                                             --------    --------
       Owner-operator notes receivable       $ 13,298    $  9,627
       TDR Transportes, S.A. de C.V.            3,600       3,600
       Other notes receivable                   4,786       3,746
                                             --------    --------
                                               21,684      16,973
       Less current portion                     5,283       3,962
                                             --------    --------
       Notes receivable - non-current        $ 16,401    $ 13,011
                                             ========    ========


     The Company provides financing to some independent contractors who want to become owner-operators by purchasing a tractor from the Company and leasing their truck to the Company. At December 31, 2006 and 2005, the Company had 315 and 246 notes receivable totaling $13,298 and $9,627 (in thousands), respectively, from these owner-operators. See Note 7 for information regarding notes from related parties. The Company maintains a first security interest in the tractor until the owner-operator has paid the note balance in full. The Company also retains recourse exposure related to owner-operators who have purchased tractors from the Company with third-party financing arranged by the Company.

     During 2002, the Company loaned $3,600 (in thousands) to TDR Transportes, S.A. de C.V. ("TDR"), a truckload carrier in the Republic of Mexico. The loan has a nine-year term with principal payable at the end of the term, is subject to acceleration if certain conditions are met, bears interest at a rate of five percent per annum which is payable quarterly, contains certain financial and other covenants, and is collateralized by the assets of TDR. The Company had a receivable for interest on this note of $31 (in thousands) as of December 31, 2006 and 2005. See
Note 7 for information regarding related party transactions.

(4)  INCOME TAXES

     Income   tax   expense  consisted   of  the   following  (in
thousands):


                                     2006          2005          2004
                                   --------      --------      --------
      Current:
        Federal                    $ 59,021      $ 93,715      $ 38,206
        State                         7,495        12,190         5,664
                                   --------      --------      --------
                                     66,516       105,905        43,870
                                   --------      --------      --------
      Deferred:
        Federal                       1,149       (32,910)       12,336
        State                         1,085        (4,470)          181
                                   --------      --------      --------
                                      2,234       (37,380)       12,517
                                   --------      --------      --------
      Total income tax expense     $ 68,750      $ 68,525      $ 56,387
                                   ========      ========      ========


     The effective income tax rate differs from the federal corporate tax rate of 35% in 2006, 2005 and 2004 as follows (in thousands):


                                     2006          2005          2004
                                   --------      --------      --------
      Tax at statutory rate        $ 58,588      $ 58,471      $ 50,294
      State income taxes, net of
        federal tax benefits          5,577         5,018         3,800
      Non-deductible meals and
        entertainment                 4,329         4,340         2,670
      Income tax credits               (740)         (895)         (900)
      Other, net                        996         1,591           523
                                   --------      --------      --------
                                   $ 68,750      $ 68,525      $ 56,387
                                   ========      ========      ========


     At   December   31,  deferred  tax  assets  and  liabilities
consisted of the following (in thousands):

                                                2006          2005
                                              --------      --------
        Deferred tax assets:
        Insurance and claims accruals         $ 67,432      $ 59,870
        Allowance for uncollectible accounts     4,517         4,216
        Other                                    4,041         4,588
                                              --------      --------
          Gross deferred tax assets             75,990        68,674
                                              --------      --------

        Deferred tax liabilities:
        Property and equipment                 253,192       244,128
        Prepaid expenses                         8,241         7,915
        Other                                    5,719         5,559
                                              --------      --------
          Gross deferred tax liabilities       267,152       257,602
                                              --------      --------
          Net deferred tax liability          $191,162      $188,928
                                              ========      ========


     These   amounts   (in  thousands)  are  presented   in   the
accompanying Consolidated Balance Sheets as of December 31 as follows:


                                                2006          2005
                                              --------      --------
        Current deferred tax asset            $ 25,251      $ 20,940
        Noncurrent deferred tax liability      216,413       209,868
                                              --------      --------
        Net deferred tax liability            $191,162      $188,928
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

     Options granted become exercisable in installments from six to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 20,000,000 shares. The maximum aggregate number of options that may be granted to any one person under the Stock Option Plan is 2,562,500 options. At December 31, 2006, 8,890,551 shares were available for granting additional options.

     Effective January 1, 2006, the Company adopted SFAS No. 123R using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 (as originally issued) for either recognition or pro forma disclosures. Stock-based employee compensation expense for the year 2006 was $2.3 million and is included in salaries, wages and benefits within the consolidated statements of income. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.9 million in 2006. There was no cumulative effect of initially adopting SFAS No. 123R.

     The Company granted 5,000, 415,500, and 787,000 stock options during the years ended December 31, 2006, 2005, and 2004, respectively. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following weighted-average assumptions:


                                     Years Ended December 31,
                                  ------------------------------
                                    2006       2005       2004
                                  --------   --------   --------
Risk-free interest rate              4.7%       4.1%        4.0%
Expected dividend yield             0.88%      0.94%       0.66%
Expected volatility                   36%        36%         37%
Expected term (in years)             4.9        4.8         6.5


     The risk-free interest rate assumptions were based on average 5-year and 10-year U.S. Treasury note yields. The expected volatility was based on historical daily price changes of the Company's stock since June 2001 for the options granted in 2006 and on historical monthly price changes of the Company's stock since January 1990 for the options granted in 2005 and 2004. The expected term was the average number of years that the Company estimated these options will be outstanding. The Company considered groups of employees that have similar historical exercise behavior separately for valuation purposes.

     The following table summarizes Stock Option Plan activity for the year ended December 31, 2006:


                                                                  Weighted
                                       Number       Weighted       Average       Aggregate
                                          of         Average      Remaining      Intrinsic
                                       Options      Exercise     Contractual       Value
                                     (in 000's)     Price ($)    Term (Years)    (in 000's)
                                   ----------------------------------------------------------
Outstanding at beginning of period      5,029        $ 10.83
  Options granted                           5        $ 20.36
  Options exercised                      (419)       $  8.06
  Options forfeited                       (49)       $ 17.48
  Options expired                          (1)       $  7.35
                                   ----------
Outstanding at end of period            4,565        $ 11.03         4.88         $ 30,144
                                   ==========
Exercisable at end of period            3,362        $  9.23         4.02         $ 27,899
                                   ==========


     The weighted-average grant date fair value of stock options granted during the years ended December 31, 2006, 2005, and 2004 was $7.37, $5.86 and $7.60 per share, respectively. The total intrinsic value of share options exercised during the years ended December 31, 2006, 2005, and 2004 was $5.4 million, $3.9 million, and $8.2 million, respectively. As of December 31, 2006, the total unrecognized compensation cost related to nonvested stock option awards was approximately $2.6 million and is expected to be recognized over a weighted average period of 1.3 years.

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


                                                 Years Ended December 31,
                                          ------------------------------------
                                              2005                    2004
                                          ------------            ------------
Net income, as reported                     $  98,534               $  87,310
Less: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects        1,758                   2,006
                                            ---------               ---------
Net income, pro forma                       $  96,776               $  85,304
                                            =========               =========

Earnings per share:
  Basic - as reported                       $    1.24               $    1.10
                                            =========               =========
  Basic - pro forma                         $    1.22               $    1.08
                                            =========               =========
  Diluted - as reported                     $    1.22               $    1.08
                                            =========               =========
  Diluted - pro forma                       $    1.20               $    1.05
                                            =========               =========


     Although  the  Company does not a have a formal  policy  for issuing shares upon exercise of stock options, such shares are generally issued from treasury stock. From time to time, the Company has repurchased shares of its common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired under these regular repurchase programs have provided sufficient quantities of stock for issuance upon exercise of stock options. Based on current treasury stock levels, the Company does not expect the need to repurchase additional shares specifically for stock option exercises during 2007.

Employee Stock Purchase Plan

     Employees meeting certain eligibility requirements may participate in the Company's Employee Stock Purchase Plan (the "Purchase Plan"). Eligible participants designate the amount of regular payroll deductions and/or single annual payment, subject to a yearly maximum amount, that is used to purchase shares of the Company's common stock on the Over-The-Counter Market subject to the terms of the Purchase Plan. The Company contributes an amount equal to 15% of each participant's contributions under the Purchase Plan. Company contributions for the Purchase Plan (in thousands) were $170, $119, and $108 for 2006, 2005, and 2004, respectively. Interest accrues on Purchase Plan contributions at a rate of 5.25%. The broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan are paid by the Company.

401(k) Retirement Savings Plan

     The Company has an Employees' 401(k) Retirement Savings Plan (the "401(k) Plan"). Employees are eligible to participate in the 401(k) Plan if they have been continuously employed with the Company or its subsidiaries for six months or more. The Company matches a portion of the amount each employee contributes to the 401(k) Plan. It is the Company's intention, but not its obligation, that the Company's total annual contribution for employees will equal at least 2 1/2 percent of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes Company 401(k) Plan contributions and administrative expenses (in thousands) of $2,270, $2,268, and $2,043 for 2006, 2005, and 2004, respectively.

Nonqualified Deferred Compensation Plan

     The Company has a nonqualified deferred compensation plan for the benefit of eligible key managerial employees whose 401(k) plan contributions are limited due to IRS regulations affecting highly compensated employees. Under the terms of the plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits established by the Company. The current annual limit is established such that a participant's combined deferrals in both the nonqualified deferred compensation plan and the 401(k) plan approximate the maximum annual deferral amount available to non-highly compensated employees in the 401(k) plan. Although it is not the Company's current intention to do so, the Company may also make matching credits and/or profit sharing credits to the participants' accounts as determined each year by the Company. Under current tax law, the Company is not allowed a current income tax deduction for the compensation deferred by participants, but is allowed a tax deduction when a distribution payment is made to a participant from the plan. The accumulated benefit obligation (in thousands) was $698 and $225 as of December 31, 2006 and 2005, respectively, and is included in other long-term liabilities in the consolidated balance sheets. The Company has purchased life insurance policies to fund the future liability. The life insurance policies had an aggregate market value (in thousands) of $688 and $222 as of December 31, 2006 and 2005, respectively, and are included in other non-current assets in the consolidated balance sheets.

(6)  COMMITMENTS AND CONTINGENCIES

     The   Company  has  committed   to  property  and  equipment
purchases of approximately $57.1 million.

     During first quarter 2006, in connection with an audit of the Company's federal income tax returns for the years 1999 to 2002, the Company received a notice from the Internal Revenue Service ("IRS") proposing to disallow a significant tax deduction. This deduction is a timing difference between financial reporting and tax reporting and would not result in additional income tax expense in the Company's financial statements. This timing difference deduction reversed in the Company's 2004 income tax return. The Company filed a protest in this matter in April 2006, which is currently under review by an IRS appeals officer. The initial conference with the appeals officer is scheduled to occur in March 2007. The Company and its tax advisors believe the Company has a strong position and, therefore, at this time the Company has not recorded an accrual for interest for this issue in the financial statements. It is possible the Company may not ultimately prevail in its position, which may have a material impact on the Company's financial condition. The Company estimates the accrued interest, net of taxes, if the Company would not prevail in its position with the IRS to be approximately $6.5 million as of December 31, 2006.

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

     The Company's principal stockholder was the sole trustee of a trust that previously owned a one-third interest in an entity that operates a motel located nearby one of the Company's terminals with which the Company had committed to rent a guaranteed number of rooms. The trust assigned its one-third interest in this entity to the Company at a nominal cost in February 2005. During 2006, 2005, and 2004, the Company paid (in thousands) $264, $945, and $840, respectively, for lodging services for its drivers at this motel. On June 30, 2005, the Company sold .783 acres of land to this entity for approximately $90 (in thousands), in accordance with the exercise of a purchase option clause contained in a separate agreement entered into by the Company and the entity in April 2000. The Company realized a gain of approximately $35 (in thousands) on the transaction. On April 10, 2006, the Company purchased the remaining two-thirds interest in the entity from the two owners unrelated to the Company for $3.0 million. The purchase price was based on an appraisal of the property by an independent appraiser.

     The brother and sister-in-law of the Company's principal stockholder own an entity with a fleet of tractors that operates as an owner-operator for the Company. During 2006, 2005, and 2004, the Company paid (in thousands) $7,271, $6,291, and $6,200, respectively, to this owner-operator for purchased transportation services. This fleet is compensated using the same owner-operator pay package as the Company's other comparable third-party owner-operators. The Company also sells used revenue equipment to this entity. During 2006, 2005, and 2004, these sales (in thousands) totaled $789, $1,019, and $193, respectively, and the Company recognized gains (in thousands) of $68, $130, and $18 in 2006, 2005, and 2004, respectively. The
Company had 40 and 32 notes receivable from this entity related to the revenue equipment sales (in thousands) totaling $1,381 and $1,105 at December 31, 2006 and 2005, respectively.

     The brother of the Company's principal stockholder has a 50% ownership interest in an entity with a fleet of tractors that operates as an owner-operator for the Company. During 2006, 2005, and 2004, the Company paid (in thousands) $161, $476, and $453, respectively, to this owner-operator for purchased transportation services. This fleet is compensated using the same owner-operator pay package as the Company's other comparable third-party owner-operators.

     The Company and TDR transact business with each other for certain of their purchased transportation needs. During 2006, 2005, and 2004, the Company recorded operating revenues (in thousands) from TDR of approximately $308, $227, and $168, respectively, and recorded purchased transportation expense (in thousands) to TDR of approximately $870, $521, and $631, respectively. In addition, during 2006, 2005, and 2004, the Company recorded operating revenues (in thousands) from TDR of approximately $4,691, $3,582, and $2,837, respectively, related to the leasing of revenue equipment. The Company also sells used revenue equipment to this entity. During 2006 and 2005, these sales (in thousands) totaled $3,697 and $358, respectively, and the Company recognized gains (in thousands) of $170 in 2006 and
$19 in 2005. As of December 31, 2006 and 2005, the Company had receivables related to the equipment leases and revenue equipment sales (in thousands) of $2,853 and $2,389, respectively. See
Note 3 for information regarding the note receivable from TDR.

     The Company has a 5% ownership interest in Transplace ("TPC"), a logistics joint venture of five large transportation companies. The Company and TPC enter into transactions with each other for certain of their purchased transportation needs. The Company recorded operating revenue (in thousands) from TPC of approximately $2,300, $4,800, and $8,400 in 2006, 2005, and 2004,
respectively, and recorded purchased transportation expense (in thousands) to TPC of approximately $0, $0, and $7 during 2006, 2005, and 2004, respectively.

     The Company believes that these transactions are on terms no less favorable to the Company than those that could be obtained from unrelated third parties on an arm's length basis.

(8)  SEGMENT INFORMATION

     The Company has two reportable segments - Truckload Transportation Services and Value Added Services. The Truckload Transportation Services segment consists of six operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The medium-to-long-haul Van fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional short-haul fleet provides comparable truckload van service within five geographic regions. The Dedicated Services fleet provides truckload services required by a specific company, plant, or distribution center. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. The Expedited fleet provides time-sensitive truckload services utilizing driver teams. Revenues for the Truckload Transportation Services segment include non-trucking revenues of $11.2 million, $12.2 million, and $14.4 million for 2006, 2005, and 2004, respectively, representing the portion of shipments delivered to or from Mexico where the Company utilizes a third-party capacity provider and revenues generated in a few dedicated accounts where the services of third-party capacity providers are used to meet customer capacity requirements.

     The Value Added Services segment, which generates the majority of the Company's non-trucking revenues, provides freight management (single-source logistics), truck brokerage, and intermodal services, as well as a newly expanded international product line.

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

     The   following  tables  summarize  the  Company's   segment
information (in thousands):


                                                         Revenues
                                                        ----------
                                             2006          2005          2004
                                          ----------    ----------    ----------
     Truckload Transportation Services    $1,801,090    $1,741,828    $1,506,937
     Value Added Services                    265,968       218,620       161,111
     Other                                    10,536         7,777         6,424
     Corporate                                 2,961         3,622         3,571
                                          ----------    ----------    ----------
     Total                                $2,080,555    $1,971,847    $1,678,043
                                          ==========    ==========    ==========



                                                     Operating Income
                                                    ------------------
                                             2006          2005          2004
                                          ----------    ----------    ----------
     Truckload Transportation Services    $  156,509    $  156,122    $  135,828
     Value Added Services                      7,421         8,445         5,631
     Other                                     1,731         2,850         2,587
     Corporate                                (1,160)       (2,806)       (2,718)
                                          ----------    ----------    ----------
     Total                                $  164,501    $  164,611    $  141,328
                                          ==========    ==========    ==========


     Information as to the Company's operations by geographic area is summarized below (in thousands). Operating revenues for foreign countries include revenues for shipments with an origin or destination in that country and other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.


                                                         Revenues
                                                        ----------
                                             2006          2005          2004
                                          ----------    ----------    ----------
     United States                        $1,872,775    $1,782,501    $1,537,745
                                          ----------    ----------    ----------

     Foreign countries
       Mexico                                168,846       145,678       104,934
       Other                                  38,934        43,668        35,364
                                          ----------    ----------    ----------
          Total foreign countries            207,780       189,346       140,298
                                          ----------    ----------    ----------
     Total                                $2,080,555    $1,971,847    $1,678,043
                                          ==========    ==========    ==========



                                                     Long-lived Assets
                                                    -------------------
                                             2006          2005          2004
                                          ----------    ----------    ----------
     United States                        $1,067,716    $  990,439    $  850,250
                                          ----------    ----------    ----------

     Foreign countries
       Mexico                                 28,452        11,867        12,612
       Other                                     172           301           136
                                          ----------    ----------    ----------
          Total foreign countries             28,624        12,168        12,748
                                          ----------    ----------    ----------
     Total                                $1,096,340    $1,002,607    $  862,998
                                          ==========    ==========    ==========


     Substantially all of the Company's revenues are generated within the United States or from North American shipments with origins or destinations in the United States. One customer generated approximately 11% of the Company's total revenues for 2006, approximately 10% of total revenues for 2005, and approximately 9% of total revenues for 2004.

(9)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)


                             First Quarter    Second Quarter   Third Quarter    Fourth Quarter
                            -------------------------------------------------------------------
2006:
Operating revenues             $  491,922       $  528,889       $  541,297       $  518,447
Operating income                   36,822           46,351           40,686           40,642
Net income                         22,029           28,021           24,551           24,042
Basic earnings per share              .28              .36              .32              .32
Diluted earnings per share            .27              .35              .31              .31

                             First Quarter    Second Quarter   Third Quarter    Fourth Quarter
                            -------------------------------------------------------------------
2005:
Operating revenues             $  455,262       $  485,789       $  504,520       $  526,276
Operating income                   32,837           42,128           41,138           48,508
Net income                         19,921           25,295           24,491           28,827
Basic earnings per share              .25              .32              .31              .36
Diluted earnings per share            .25              .31              .30              .36



ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     No  disclosure under this item has been required within  the two  most  recent fiscal years ended December 31,  2006,  or  any
subsequent   period,  involving  a  change  of   accountants   or
disagreements on accounting and financial disclosure.

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

     Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2006.

     Management has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management's evaluation of the Company's internal control over financial reporting. Its report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Werner Enterprises, Inc.:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Werner Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Werner Enterprises, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that Werner Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on COSO. Also, in our opinion, Werner Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 8, 2007, expressed an unqualified opinion on those consolidated financial statements.

                              KPMG LLP
Omaha, Nebraska
February 8, 2007

Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     The following disclosures  are provided  pursuant  to  Items
1.01 and 5.03 of Form 8-K.

     On February 8, 2007, Werner Enterprises, Inc. (the "Company") entered into a revised Lease Agreement, effective as of the 21st day of May 2002 (the "Lease Agreement"), and a
License Agreement (the "License Agreement") with Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust (the "Trust"). Clarence L. Werner, Chairman of the Board of the Company, is the sole trustee of the Trust. The Lease Agreement and License Agreement were approved by the disinterested members of the Board of Directors at the Board's February 8, 2007 meeting. The Lease Agreement was originally entered into between the parties as of May 21, 2002 with a 10-year lease term commencing June 1, 2002 (the "2002 Lease Agreement").

     The Lease Agreement covers the lease of land comprising approximately 35 acres (referred to as the "Lodge Premises"), with improvements consisting of lodging facilities and a sporting clay range which are used by the Company for business meetings and customer promotion. The 2002 Lease Agreement provided for a non-exclusive license to use for hunting purposes a contiguous portion of farmland comprising approximately 580 acres (referred to as the "Farmland Premises"), which license rights were deleted from the Lease Agreement and separated into the License Agreement.

     The Lease Agreement's current 10-year term expires May 31, 2012, and provides the Company the option to extend the lease for two additional 5-year periods, through 2017 and 2022, respectively. Under the Lease Agreement, the Company makes annual rental payments of One Dollar ($1.00) per year, and is responsible for the real estate taxes and maintenance costs on
the   Lodge  Premises,  which  totaled  approximately   $44   (in
thousands) for 2006.

     Option to Purchase Rights: Under the Lease Agreement, at any time during the lease or any extension thereof, the Company has the option to purchase the Lodge Premises from the Trust at its current market value, excluding the value of all leasehold improvements made by the Company. The Company also has a right of first refusal to purchase the Lodge Premises, or any part thereof, if the Trust has an offer from an unrelated third party to purchase the Lodge Premises. The Trust has the option at any time during the lease to demand that the Company exercise its option to purchase the Lodge Premises at its current market value, excluding the value of all leasehold improvements made by the Company. If the Company elects not to purchase the Lodge Premises as demanded by the Trust, then the Company's option to purchase at any time during the lease is forfeited; however, the Company will still have the right of first refusal with respect to a purchase offer from an unrelated third party. If the Company terminates the Lease Agreement prior to the expiration of the initial 10-year term and elects not to purchase the Lodge Premises from the Trust, then the Trust agrees to pay the Company the cost of all leasehold improvements, less accumulated depreciation calculated on a straight-line basis over the term of the Lease Agreement (10 years). If at the termination of the initial 10-year lease term, or any of the two 5-year renewal periods, the Company has not exercised its option to purchase the Lodge Premises at its current market value, the leasehold improvements become the property of the Trust. However, it is the Company's current intention to exercise its option to purchase the Lodge Premises at its current market value prior to the completion of the initial 10-year lease period or any of the two 5-year renewal periods. The Company has made leasehold improvements to the Lodge Premises of approximately $6.1 million since the inception of leasehold arrangements commencing in 1994.

     The revisions to the Lease Agreement removed the provisions relating to the Farmland Premises, as of the effective date of the 2002 Lease Agreement, including the description of option to purchase rights described above, from the agreement, and the Company and the Trust entered into the separate License Agreement defining their respective rights with respect to the Farmland Premises. Under the License Agreement, the Company and its invitees are granted a non-exclusive right to hunt and fish on the Farmland Premises, for a term of one-year, which is automatically renewable unless either party terminates not less than 30 days prior to the end of the current annual term. The Trust agrees to use its best efforts to maintain a Controlled Shooting Area Permit on the Farmland Premises while the License Agreement is in effect, and to maintain the land in a manner to maximize hunting cover for game birds. In consideration of the license to hunt and fish on the Farmland Premises, the Company agrees to pay the Trust an amount equal to the real property taxes and special assessments levied on the land, and the cost of all fertilizer and seed used to maintain the hunting cover and crops located on the land. Such costs were approximately $29 (in thousands) for 2006.

     Copies of the Lease Agreement and License Agreement are filed as exhibits to this 10-K.

     On  February  8,  2007, the Board of Directors  amended  the
Company's by-laws, effective as of that date. A description of the changes is set forth below.

     * Section 7 of Article II was amended to reduce the notice period for special meetings of the Board of Directors and its committees from five (5) days to one (1) day and to update the permitted methods used to provide notice to directors of special meetings of the Board of Directors and its committees. These methods include personal
       delivery,   mail,   electronic   mail,   private  carrier,
       facsimile, and telephone.

     * Sections 5 and 7 of Article III were amended to change the definitions of the roles of "Chairman of the Board" and "President", such that the President (and not the Chairman) will be the Company's Chief Executive Officer.

     * Sections 1 and 4 of Article V were amended to allow shares of the Company to be either certificated or uncertificated (book-entry) and to clarify that for transfers of certificated shares only, the certificate for such shares must be surrendered for cancellation.

     The Revised and Restated By-laws are filed as an exhibit to this 10-K.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Equity Compensation Plan Information

     The  following  table summarizes, as of December  31,  2006,
information   about   compensation  plans  under   which   equity
securities of the Company are authorized for issuance:


                                                                                   Number of Securities
                                                                                 Remaining Available for
                                                                                  Future Issuance under
                            Number of Securities to       Weighted-Average         Equity Compensation
                            be Issued upon Exercise      Exercise Price of           Plans (Excluding
                            of Outstanding Options,     Outstanding Options,     Securities Reflected in
                              Warrants and Rights       Warrants and Rights             Column (a))
  Plan Category                       (a)                       (b)                         (c)
  -------------             -----------------------     --------------------     -----------------------
  Equity compensation
    plans approved by
    security holders               4,565,004                   $11.03                   8,890,551


     The Company does not have any equity compensation plans that were not approved by security holders.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND RELATED  TRANSACTIONS,  AND
          DIRECTOR INDEPENDENCE

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

                             PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules.

     (1)  Financial Statements:  See Part II, Item 8 hereof.
                                                                           Page
                                                                           ----
          Report of Independent Registered Public Accounting Firm           31
          Consolidated Statements of Income                                 32
          Consolidated Balance Sheets                                       33
          Consolidated Statements of Cash Flows                             34
          Consolidated Statements of Stockholders' Equity and
            Comprehensive Income                                            35
          Notes to Consolidated Financial Statements                        36

     (2)  Financial   Statement   Schedules:    The  consolidated
financial  statement  schedule  set  forth  under  the  following caption  is  included  herein.  The  page  reference  is  to  the consecutively numbered pages of this report on Form 10-K.
                                                                           Page
                                                                           ----
           Schedule II - Valuation and Qualifying Accounts                  57

           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated
Financial Statements or Notes thereto.

     (3) Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K (see
Exhibit Index on page 58).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 2007.

                                   WERNER ENTERPRISES, INC.

                              By:  /s/ Gregory L. Werner
                                   ------------------------------
                                   Gregory L. Werner
                                   President and Chief Executive Officer

                              By:  /s/ John J. Steele
                                   ------------------------------
                                   John J. Steele
                                   Executive Vice President, Treasurer
                                   and Chief Financial Officer

                              By:  /s/ James L. Johnson
                                   ------------------------------
                                   James L. Johnson
                                   Senior Vice President, Controller
                                   and Corporate Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                         Position                           Date
       ---------                         --------                           ----

/s/ Clarence L. Werner        Chairman of the Board                   February 13, 2007
--------------------------
Clarence L. Werner

/s/ Gary L. Werner            Vice Chairman and                       February 13, 2007
--------------------------
Gary L. Werner                Director

/s/ Gregory L. Werner         President, Chief Executive Officer      February 13, 2007
--------------------------
Gregory L. Werner             and Director

/s/ Gerald H. Timmerman       Director                                February 13, 2007
--------------------------
Gerald H. Timmerman

/s/ Michael L. Steinbach      Director                                February 13, 2007
--------------------------
Michael L. Steinbach

/s/ Kenneth M. Bird           Director                                February 13, 2007
--------------------------
Kenneth M. Bird

/s/ Patrick J. Jung           Director                                February 13, 2007
--------------------------
Patrick J. Jung

/s/ Duane K. Sather           Director                                February 13, 2007
--------------------------
Duane K. Sather


                           SCHEDULE II

                    WERNER ENTERPRISES, INC.


                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)


                                    Balance at      Charged to      Write-off      Balance at
                                   Beginning of      Costs and     of Doubtful       End of
                                      Period         Expenses        Accounts        Period
                                   ------------     ----------     -----------     ----------

  Year ended December 31, 2006:
  Allowance for doubtful accounts    $ 8,357          $ 8,767         $ 7,707        $ 9,417
                                     =======          =======         =======        =======

  Year ended December 31, 2005:
  Allowance for doubtful accounts    $ 8,189          $   962         $   794        $ 8,357
                                     =======          =======         =======        =======

  Year ended December 31, 2004:
  Allowance for doubtful accounts    $ 6,043          $ 2,255         $   109        $ 8,189
                                     =======          =======         =======        =======



See report of independent registered public accounting firm.

                          EXHIBIT INDEX


  Exhibit
  Number             Description                    Page Number or Incorporated by Reference to
  -------            -----------                    -------------------------------------------

  3(i)(A) Revised and Amended Articles of          Exhibit 3(i)(A) to the Company's report on Form
          Incorporation                            10-K for the year ended December 31, 2005

  3(i)(B) Articles of Amendment to Articles of     Filed herewith
          Incorporation

  3(i)(C) Articles of Amendment to Articles of     Exhibit 3(i) to the Company's report on Form 10-
          Incorporation                            Q for the quarter ended May 31, 1994

  3(i)(D) Articles of Amendment to Articles of     Exhibit 3(i)(C) to the Company's report on Form
          Incorporation                            10-K for the year ended December 31, 1998

  3(i)(E) Articles of Amendment to Articles of     Exhibit 3(i)(D) to the Company's report on Form
          Incorporation                            10-Q for the quarter ended June 30, 2005

  3(ii)   Revised and Restated By-Laws             Filed herewith

  10.1    Amended and Restated Stock Option Plan   Exhibit 10.1 to the Company's report on Form 10-
                                                   Q for the quarter ended June 30, 2004

  10.2    Non-Employee Director Compensation       Exhibit 10.1 to the Company's report on Form 10-
                                                   Q for the quarter ended June 30, 2005

  10.3    The Executive Nonqualified Excess Plan   Filed herewith
          of Werner Enterprises, Inc., as amended

  10.4    Named Executive Officer Compensation     Filed herewith

  10.5    Lease Agreement, as amended February 8,  Filed herewith
          2007, between the Company and Clarence
          L. Werner, Trustee of the Clarence L.
          Werner Revocable Trust

  10.6    License Agreement, dated February 8,     Filed herewith
          2007 between the Company and Clarence
          L. Werner, Trustee of the Clarence L.
          Werner Revocable Trust

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
