Form 10-Q
period 2007-03-31
WERNER ENTERPRISES INC
filed 2007-04-30
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
[ X ]  QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
                                    OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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
Large accelerated filer X   Accelerated filer     Non-accelerated filer
                       ---                   ---                       ---

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes       No  X
                                  ---      ---

     As of April 26, 2007, 73,593,987 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q
                                                                       PAGE
PART I - FINANCIAL INFORMATION                                         ----
Item 1.  Financial Statements

         Consolidated Statements of Income for the Three Months Ended
         March 31, 2007 and 2006                                         3

         Consolidated Condensed  Balance Sheets  as of March 31, 2007
         and December 31, 2006                                           4

         Consolidated Statements of Cash Flows for the  Three  Months
         Ended March 31, 2007 and 2006                                   5

         Notes to Consolidated Financial Statements as of  March  31,
         2007                                                            6

Item 2.  Management's  Discussion and Analysis of Financial Condition
         and Results of Operations                                      12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     24

Item 4.  Controls and Procedures                                        25

PART II - OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    26

Item 6.  Exhibits                                                       27

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

     Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

     These interim consolidated financial statements should be read in conjunction with the Werner Enterprises, Inc.'s ("Werner" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2006.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME



                                                    Three Months Ended
(In thousands, except per share amounts)                 March 31
---------------------------------------------------------------------------
                                                    2007          2006
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $ 503,913     $ 491,922
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                     150,521       146,613
   Fuel                                              89,085        88,646
   Supplies and maintenance                          39,591        37,792
   Taxes and licenses                                30,163        29,469
   Insurance and claims                              24,205        19,195
   Depreciation                                      42,557        41,101
   Rent and purchased transportation                100,215        88,019
   Communications and utilities                       5,092         4,895
   Other                                             (4,782)         (630)
                                                ---------------------------
    Total operating expenses                        476,647       455,100
                                                ---------------------------

Operating income                                     27,266        36,822
                                                ---------------------------

Other expense (income):
   Interest expense                                   1,336           273
   Interest income                                   (1,051)         (995)
   Other                                                 72            41
                                                ---------------------------
    Total other expense (income)                        357          (681)
                                                ---------------------------

Income before income taxes                           26,909        37,503

Income taxes                                         11,241        15,474
                                                ---------------------------

Net income                                        $  15,668     $  22,029
                                                ===========================

Earnings per share:

     Basic                                        $     .21     $     .28
                                                ===========================

     Diluted                                      $     .21     $     .27
                                                ===========================

Dividends declared per share                      $    .045     $    .040
                                                ===========================

Weighted-average common shares outstanding:

     Basic                                           74,773        79,445
                                                ===========================

     Diluted                                         76,216        80,963
                                                ===========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)               March 31     December 31
---------------------------------------------------------------------------
                                                     2007           2006
---------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                     $   17,575     $   31,613
   Accounts receivable, trade, less allowance
     $9,299 and $9,417, respectively                230,459        232,794
   Other receivables                                 14,294         17,933
   Inventories and supplies                          10,445         10,850
   Prepaid taxes, licenses and permits               13,500         18,457
   Current deferred income taxes                     26,251         25,251
   Other current assets                              23,305         24,143
                                                ---------------------------
     Total current assets                           335,829        361,041
                                                ---------------------------

Property and equipment                            1,690,835      1,687,220
Less - accumulated depreciation                     602,288        590,880
                                                ---------------------------
     Property and equipment, net                  1,088,547      1,096,340
                                                ---------------------------

Other non-current assets                             20,482         20,792
                                                ---------------------------

                                                 $1,444,858     $1,478,173
                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $   65,224     $   75,821
   Insurance and claims accruals                     80,885         73,782
   Accrued payroll                                   20,887         21,344
   Other current liabilities                         28,264         19,963
                                                ---------------------------
     Total current liabilities                      195,260        190,910
                                                ---------------------------

Long-term debt, net of current portion               80,000        100,000

Other long-term liabilities                           6,607            999

Insurance and claims accruals, net of current
  portion                                            99,500         99,500

Deferred income taxes                               209,908        216,413

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 73,900,461 and 75,339,297 shares
     outstanding, respectively                          805            805
   Paid-in capital                                  105,342        105,193
   Retained earnings                                874,478        862,403
   Accumulated other comprehensive loss                (786)          (207)
   Treasury stock, at cost; 6,633,075 and
     5,194,239 shares, respectively                (126,256)       (97,843)
                                                ---------------------------
     Total stockholders' equity                     853,583        870,351
                                                ---------------------------
                                                 $1,444,858     $1,478,173
                                                ===========================


                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
(In thousands)                                             March 31
---------------------------------------------------------------------------
                                                     2007         2006
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                      $  15,668    $  22,029
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                     42,557       41,101
     Deferred income taxes                            (2,435)       2,731
     Gain on disposal of property and equipment       (6,202)      (8,829)
     Stock based compensation                            417          693
     Other long-term assets                            1,192       (1,399)
     Insurance claims accruals, net of current
       portion                                             -        1,500
     Other long-term liabilities                         270          107
     Changes in certain working capital items:
       Accounts receivable, net                        2,335       24,531
       Other current assets                            9,839       12,984
       Accounts payable                              (10,597)         959
       Other current liabilities                      15,012        7,113
                                                ---------------------------
    Net cash provided by operating activities         68,056      103,520
                                                ---------------------------

Cash flows from investing activities:
   Additions to property and equipment               (58,849)     (56,246)
   Retirements of property and equipment              27,285       48,376
   Decrease in notes receivable                        2,120        1,425
                                                ---------------------------
    Net cash used in investing activities            (29,444)      (6,445)
                                                ---------------------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt           10,000            -
   Repayments of short-term debt                           -      (60,000)
   Repayments of long-term debt                      (30,000)           -
   Dividends on common stock                          (3,390)      (3,177)
   Repurchases of common stock                       (29,527)     (19,825)
   Stock options exercised                               582        2,860
   Excess tax benefits from exercise of stock
     options                                             264        1,922
                                                ---------------------------
    Net cash used in financing activities            (52,071)     (78,220)
                                                ---------------------------

Effect of exchange rate fluctuations on cash            (579)        (298)
Net increase (decrease) in cash and cash
  equivalents                                        (14,038)      18,557
Cash and cash equivalents, beginning of period        31,613       36,583
                                                ---------------------------
Cash and cash equivalents, end of period           $  17,575    $  55,140
                                                ===========================
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
   Interest                                        $   1,691    $     384
   Income taxes                                    $   3,727    $   7,108
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                     $   3,002    $   1,417


                          WERNER ENTERPRISES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was ($579) and ($298) (in thousands) for the three-month periods ended March 31, 2007 and 2006, respectively.

(2)  Long-Term Debt

     Long-term debt consisted of the following (in thousands):


                                                 March 31     December 31
                                               -----------    -----------
                                                  2007           2006
                                               -----------    -----------
      Notes payable to banks under committed
        credit facilities                      $    80,000    $   100,000
      Less current maturities                            -              -
                                               -----------    -----------
      Long-term debt, net                      $    80,000    $   100,000
                                               ===========    ===========


     The notes payable to banks under committed credit facilities bear variable interest (5.8% at March 31, 2007) based on the London Interbank Offered Rate ("LIBOR") and mature at various dates from May 2008 to May 2011. As of March 31, 2007, the Company has an additional $170.0 million of available credit under these credit facilities with two banks which is further reduced by $39.2 million in letters of credit the Company maintains. Subsequent to March 31, 2007, the Company repaid $10.0 million on these notes. One credit facility contains a reduction clause, under which the maximum facility amount decreases by $25.0 million on June 30,
2007. Each of the debt agreements require, among other things, that the Company not exceed a maximum ratio of total debt to total capitalization and not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable as defined in the credit facility. The Company was in compliance with these covenants at March 31, 2007.

(3)  Income Taxes

     The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized an additional $0.3 million net liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. After recognizing the additional liability, the Company had a total gross liability for unrecognized tax benefits of $5.3 million as of the adoption date, which is included in other long-term liabilities. If recognized, $3.4 million of unrecognized tax benefits would impact the Company's effective tax rate. Interest of $1.4 million has been reflected as a component of the total liability. It is the Company's policy to recognize as additional income tax expense the items of interest and penalties directly related to income taxes.

     For  the  three  month  period ended March 31,  2007,  there  were  no material changes to the total amount of unrecognized tax benefits. The Company does not expect any significant increases or decreases for uncertain tax positions during the next 12 months, except for the potential outcome of the matter discussed in Note 4.

     The Company files income tax returns in the U.S. and various states as well as several foreign jurisdictions. The Company has tax returns, subject to examination, primarily for tax returns filed during 2003 through 2007 in addition to returns filed during 1999 through 2002 due to an extension of the statute of limitations.

(4)  Commitments and Contingencies

     As of March 31, 2007, the Company has commitments for net capital expenditures of approximately $15.6 million.

     During  first  quarter  2006,  in connection  with  an  audit  of  the
Company's federal income tax returns for the years 1999 to 2002, the Company received a notice from the Internal Revenue Service ("IRS") proposing to disallow a significant tax deduction. This deduction is a timing difference between financial reporting and tax reporting and, if the Company did not ultimately prevail, would result in interest charges, which the Company records as a component of income tax expense in the Company's financial statements. This timing difference deduction reversed in the
Company's 2004 income tax return. The Company filed a protest in this matter in April 2006, which is currently under review by an IRS appeals officer. The initial conference with the appeals officer occurred in March 2007. The Company and its tax advisors believe the Company has a strong position and, therefore, at this time the Company has not recorded an accrual for interest for this issue in the financial statements. It is possible the Company may not ultimately prevail in its position, which may have a material impact on the Company's financial condition. The Company estimates the accrued interest, net of taxes, if the Company would not prevail in its position with the IRS to be approximately $6.2 million as of March 31, 2007.

(5)  Earnings Per Share

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


                                                    Three Months Ended
                                                         March 31
                                                  ----------------------
                                                      2007      2006
                                                  ----------------------

       Net income                                  $  15,668  $  22,029
                                                  ======================

       Weighted-average common shares outstanding     74,773     79,445
       Common stock equivalents                        1,443      1,518
                                                  ----------------------
       Shares used in computing diluted earnings
         per share                                    76,216     80,963
                                                  ======================
       Basic earnings per share                    $     .21  $     .28
                                                  ======================
       Diluted earnings per share                  $     .21  $     .27
                                                  ======================


     Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                                                     Three Months Ended
                                                          March 31
                                                 --------------------------
                                                     2007          2006
                                                 --------------------------

       Number of shares under option                 29,500             -

       Range of option purchase prices           $19.26 - $20.36        -


(6)  Stock Based Compensation

     The Company's Stock Option Plan (the "Stock Option Plan") is a nonqualified plan that provides for the grant of options to management employees. Options are granted at prices equal to the market value of the common stock on the date the option is granted.

     Options granted become exercisable in installments from six to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The maximum number of shares of common stock that may be optioned under the Stock Option Plan is 20,000,000 shares. The maximum aggregate number of options that may be granted to any one person under the Stock Option Plan is 2,562,500 options. At March 31, 2007, 8,892,407 shares were available for granting additional options.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("No. 123R") using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based employee compensation expense for the three months ended March 31, 2007 and 2006 was $0.4 million and $0.7 million, respectively, and is included in salaries, wages and benefits within the consolidated statements of income. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.2 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. There was no cumulative effect of initially adopting SFAS No. 123R.

     The following table summarizes Stock Option Plan activity for the three months ended March 31, 2007:

                                                                Weighted
                                                                 Average
                                       Number      Weighted     Remaining      Aggregate
                                         of         Average    Contractual     Intrinsic
                                      Options      Exercise       Term           Value
                                     (in 000's)    Price ($)     (Years)       (in 000's)
                                   --------------------------------------------------------
Outstanding at beginning of period        4,565    $   11.03
   Options granted                            -    $       -
   Options exercised                        (61)   $    9.52
   Options forfeited                          -    $       -
   Options expired                           (2)   $    7.35
                                     ----------
Outstanding at end of period              4,502    $   11.05         4.68      $  32,215
                                     ==========
Exercisable at end of period              3,304    $    9.24         3.82      $  29,542
                                     ==========


     The Company granted no stock options during the three-month periods ended March 31, 2007 and 2006. The fair value of stock option grants are estimated using a Black-Scholes valuation model. The total intrinsic value of share options exercised during the three months ended March 31, 2007 and 2006 was $0.6 million and $4.7 million, respectively. As of March 31, 2007, the total unrecognized compensation cost related to nonvested stock option awards was approximately $2.2 million and is expected to be recognized over a weighted average period of 1.3 years.

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

     The Board has approved and adopted an amended and restated option plan and renamed the amended plan the "Werner Enterprises, Inc. Equity Plan" (the "Equity Plan"), pursuant to which it will, if the plan is approved by the stockholders, be able to grant shares of restricted stock and grant awards of stock options and stock appreciation rights to employees and non-employee directors. The amended and restated Equity Plan is being proposed for stockholder approval at the May 8, 2007 Annual Meeting of Stockholders. If the proposed plan amendments are not approved by stockholders, the current plan will continue in its current form.

(7)  Segment Information

     The  Company  has  two reportable segments - Truckload  Transportation
Services and Value Added Services ("VAS"). The Truckload Transportation Services segment consists of six operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Dedicated Services fleet provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility. The medium-to-long-haul Van fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional short-haul fleet provides comparable truckload van service within five geographic regions. The Expedited fleet provides time-sensitive truckload services utilizing driver teams. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. Revenues for the Truckload Transportation Services segment include non-trucking revenues of $3.1 million in first quarter 2007 and $2.8 million in first quarter 2006, which consist primarily of the portion of shipments delivered to or from Mexico where the Company utilizes a third-party capacity provider.

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

     The following tables summarize the Company's segment information (in thousands of dollars):


                                                       Revenues
                                                       --------
                                                  Three Months Ended
                                                       March 31
                                                ----------------------
                                                    2007      2006
                                                ----------------------

Truckload Transportation Services               $  429,807  $  432,997
Value Added Services                                69,877      56,171
Other                                                3,602       1,862
Corporate                                              627         892
                                                ----------------------
Total                                           $  503,913  $  491,922
                                                ======================



                                                   Operating Income
                                                   ----------------
                                                  Three Months Ended
                                                       March 31
                                                ----------------------
                                                    2007      2006
                                                ----------------------

Truckload Transportation Services               $   23,776  $   35,083
Value Added Services                                 2,940       1,511
Other                                                  829         463
Corporate                                             (279)       (235)
                                                ----------------------
Total                                           $   27,266  $   36,822
                                                ======================


(8)  Related Party Transactions

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

     Copies of the Lease Agreement and License Agreement are filed as exhibits to this 10-Q and are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report contains historical information, as well as forward-looking statements that are based on information currently available to the Company's management. The forward-looking statements in this report, including those made in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. The Company believes the assumptions underlying these forward-looking statements are reasonable based on information currently available; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those anticipated in the forward-looking statements as a result of certain risks and uncertainties. These risks include, but are not limited to, those discussed in Item 1A, "Risk Factors", of the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Caution should be taken not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date they are made. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

     Operating revenues consist of trucking revenues generated by the six operating fleets in the Truckload Transportation Services segment (dedicated, medium-to-long-haul van, regional short-haul, expedited, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's VAS segment. The Company's Truckload Transportation Services segment ("truckload segment") also includes a small amount of non-trucking revenues, which consist primarily of the portion of shipments delivered to or from Mexico where it utilizes a third-party capacity provider. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS segment, as well as the non-trucking revenues generated by the truckload segment. Trucking revenues accounted for approximately 85% of total operating revenues in first quarter 2007, and non-trucking and other operating revenues accounted for approximately 15%.

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

     A common industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses expressed as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. These expenses generally vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers, and non-trucking revenues. As discussed further in the comparison of operating results for first quarter 2007 to first quarter 2006, several industry-wide issues, including a softer freight market, volatile fuel prices, and a challenging driver recruiting and retention market, could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). Depreciation expense has been affected by the new engine emission standards that became effective in October 2002 (phase 1) for all newly purchased trucks, which have increased truck purchase costs. In addition, beginning in January 2007, a new set of more stringent engine emission standards mandated by the Environmental Protection Agency ("EPA") became effective for all newly manufactured trucks. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. The trucking operations require substantial cash expenditures for the purchase of tractors and trailers. In 2005 and 2006, the Company accelerated its normal three-year replacement cycle for company-owned tractors. These purchases were funded by net cash from operations and financing available under the Company's existing credit facilities, as management deemed necessary. The Company's new truck fleet will allow it to delay purchases of trucks with the 2007 engines. Capital expenditures for tractors in 2007 are expected to be substantially lower.

     Non-trucking services provided by the Company, primarily through its VAS division, include freight management (single-source logistics), truck brokerage, and intermodal, as well as a newly expanded international product line, as discussed further on page 17. Unlike the Company's trucking operations, the non-trucking operations are less asset-intensive and are instead dependent upon qualified employees, information systems, and the services of qualified third-party capacity providers. The most significant expense item related to these non-trucking services is the cost of transportation paid by the Company to third-party capacity providers, which is recorded as rent and purchased transportation expense. Other expenses include salaries, wages and benefits, and computer hardware and software depreciation. The Company evaluates the non-trucking operations by reviewing the gross margin percentage (revenues less rent and purchased transportation expense expressed as a percentage of revenues) and the operating income percentage. The operating income percentage for the non-trucking business is lower than those of the trucking operations, but the return on assets is substantially higher.

Results of Operations:

     The following table sets forth certain industry data regarding the freight revenues and operations of the Company for the periods indicated.


                                                    Three Months Ended
                                                         March 31          %
                                                  ----------------------
                                                    2007         2006    Change
                                                  -----------------------------

Trucking revenues, net of fuel surcharge (1)      $366,306    $368,256    -0.5%
Trucking fuel surcharge revenues (1)                60,383      61,888    -2.4%
Non-trucking revenues, including VAS (1)            72,951      58,980    23.7%
Other operating revenues (1)                         4,273       2,798    52.7%
                                                  --------    --------
    Operating revenues (1)                        $503,913    $491,922     2.4%
                                                  ========    ========

Operating ratio (consolidated) (2)                    94.6%       92.5%
Average monthly miles per tractor                    9,519       9,834    -3.2%
Average revenues per total mile (3)                 $1.444      $1.448    -0.3%
Average revenues per loaded mile (3)                $1.676      $1.663     0.8%
Average percentage of empty miles                    13.84%      12.91%
Average trip length in miles (loaded)                  572         585    -2.2%
Total miles (loaded and empty) (1)                 253,714     254,317    -0.2%
Average tractors in service                          8,884       8,620     3.1%
Average revenues per tractor per week (3)           $3,172      $3,286    -3.5%
Total tractors (at quarter end)
    Company                                          7,976       7,820
    Owner-operator                                     824         830
                                                  --------    --------
         Total tractors                              8,800       8,650

Total trailers (truck and intermodal,
         quarter end)                               25,160      25,080

(1) Amounts in thousands.
(2) Operating  expenses  expressed  as  a percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.


     The following table sets forth the revenues, operating expenses, and operating income for the truckload segment. Revenues for the truckload segment include non-trucking revenues of $3.1 million and $2.8 million for the three-month periods ended March 31, 2007 and 2006, respectively, as described on page 10.


                                                   Three Months Ended
                                                        March 31
                                        ---------------------------------------
                                               2007                 2006
                                        ------------------   ------------------
Truckload Transportation Services
 (amounts in 000's)                           $       %            $        %
---------------------------------       ------------------   ------------------
Revenues                                 $  429,807  100.0    $  432,997  100.0
Operating expenses                          406,031   94.5       397,914   91.9
                                        ------------         ------------
Operating income                         $   23,776    5.5    $   35,083    8.1
                                        ============         ============


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


                                                   Three Months Ended
                                                        March 31
                                         ---------------------------------------
                                                2007                 2006
                                         ------------------   ------------------
Truckload Transportation Services
 (amounts in 000's)                            $       %            $       %
---------------------------------        ------------------   ------------------
Revenues                                  $  429,807           $  432,997
Less: trucking fuel surcharge revenues        60,383               61,888
                                         ------------         ------------
Revenues, net of fuel surcharges             369,424  100.0       371,109  100.0
                                         ------------         ------------
Operating expenses                           406,031              397,914
Less: trucking fuel surcharge revenues        60,383               61,888
                                         ------------         ------------
Operating expenses, net of fuel
  surcharges                                 345,648   93.6       336,026   90.5
                                         ------------         ------------
Operating income                          $   23,776    6.4    $   35,083    9.5
                                         ============         ============


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


                                                   Three Months Ended
                                                        March 31
                                         ---------------------------------------
                                                2007                 2006
                                         ------------------   ------------------
Value Added Services (amounts in 000's)        $       %            $       %
---------------------------------------  ------------------   ------------------
Revenues                                  $   69,877  100.0    $   56,171  100.0
Rent and purchased transportation expense     61,929   88.6        50,891   90.6
                                         ------------         ------------
Gross margin                                   7,948   11.4         5,280    9.4
Other operating expenses                       5,008    7.2         3,769    6.7
                                         ------------         ------------
Operating income                          $    2,940    4.2    $    1,511    2.7
                                         ============         ============


Three Months Ended March 31, 2007 Compared to Three Months Ended March  31,
---------------------------------------------------------------------------
2006
----

Operating Revenues

     Operating revenues increased 2.4% for the three months ended March 31, 2007, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 0.5% due primarily to a 0.3% decrease in average revenues per total mile, excluding fuel surcharges, and a 3.2% decrease in average monthly miles per tractor, offset by a 3.1% increase in the average number of tractors in service. The average percentage of empty miles increased to 13.8% in first quarter 2007 from 12.9% in first quarter 2006. Although average revenues per loaded mile increased 0.8% in first quarter 2007 as compared to first quarter 2006, the higher empty miles percentage was a contributing factor in the decline in average revenue per mile on a total mile basis. A significant portion of the increase in the empty mile percentage and the decrease in average miles per truck are due to the softer freight market.

     An increase in truck capacity and softness in freight demand made for a continued challenging market in first quarter 2007. January 2007 began with an unusually low level of freight demand. Freight bookings were lower each week in first quarter 2007 compared to the same weeks in each of the prior three years. However, Werner experienced the typical seasonal improvement in freight demand as first quarter 2007 developed from January to March. The softness in the housing and automotive sectors that are not large markets for Werner caused carriers that serve these markets to compete more aggressively in the consumer non-durable markets principally served by the Company. In addition, moderating economic growth and inventory tightening also contributed to lower freight volumes. These factors and the significant increase in truck supply caused by the large truck pre-buy in advance of the new January 2007 engine emission standards led to a competitive environment in first quarter 2007.

     The Company has historically served its partner customers by making available a portion of its 3,000-truck Van solo driver fleet to meet their flex and surge shipment needs, at contractually agreed terms and rates. This fleet, which has the greatest exposure to the spot freight market, faced the most operational challenges during the past several months. To better match freight and trucks and to improve profitability, in March 2007 the Company began reducing its Van fleet by 250 trucks over a 60-day period. Management has completed the initial 250 truck reduction and has begun further reductions beyond the initial 250 trucks to achieve the operational efficiencies and profitability expectations for this fleet. In addition, the Company is meeting with its partner customers to explain the Company's goal of committing 100% of Van capacity on a daily basis. Depending on used truck and trailer market conditions and the Company's equipment needs in its other truck fleets, the reduction in the Van fleet may result in an increase in truck and trailer sales.

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, decreased to $60.4 million in first quarter 2007 from $61.9 million in first quarter 2006. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. The Company's fuel surcharge programs are designed to recoup the higher cost of fuel from customers when fuel prices rise and provide customers with the benefit of lower costs when fuel prices decline. The truckload industry's fuel surcharge standard is a one-cent per mile increase in rate for every five-cent per gallon increase in the Department of Energy ("DOE") weekly retail on-highway diesel prices that are used for most fuel surcharge programs. These programs have historically enabled the Company to recover approximately 70% to 90% of the fuel price increases. The remaining 10% to 30% is generally not recoverable due to empty miles not billable to customers, out-of-route miles, truck idle time, and the volatility in the fuel prices as prices change rapidly in short periods of time.

     VAS revenues increased 24.4% to $69.9 million for the three months ended March 31, 2007 from $56.2 million for the three months ended March 31, 2006. VAS revenues consist primarily of truck brokerage, intermodal, freight management (single-source logistics), as well as the newly expanded international product line described below. Brokerage continued to produce strong results with 32% revenue growth and $0.8 million of operating income improvement. Brokerage is generating an annualized revenue run rate of $115 million with a carrier base of approximately 5,000 qualified carriers. Freight Management, the Company's single source logistics solution and largest VAS service offering, produced 9% revenue growth and $0.3 million of operating income improvement. Freight Management continues to secure new VAS business that is generating growth across all Company business units. Intermodal produced 46% revenue growth and $0.3 million of net operating margin improvement, as the Company started benefiting from intermodal strategy changes that were implemented during fourth quarter 2006 and first quarter 2007.

     Werner Global Logistics ("WGL"), VAS' international service offering, is fully prepared to assist customers with innovative global supply chain solutions. All necessary business licenses have been obtained to conduct business in China and facilitate international freight shipments; an experienced management team is fully staffed and trained in Shanghai,
Shenzen and Omaha; and WGL has successfully managed hundreds of international container shipments to date. Customer development efforts are actively in process and WGL is expected to be a positive operating income contributor later this year. Werner, through its subsidiary companies, is a licensed U.S. NVOCC, U.S. Customs Broker, Class A Freight Forwarder in China, licensed China NVOCC and a TSA approved Indirect Air Carrier.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 94.6% for the three months ended March 31, 2007, compared to 92.5% for the three months ended March 31, 2006. Because the Company's VAS business operates with a lower operating margin and a higher return on assets than the trucking business, the growth in VAS business in first quarter 2007 compared to first quarter 2006 contributed to the increase in the Company's overall operating ratio. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 15 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

     The following table sets forth the cost per total mile of operating expense items for the truckload segment for the periods indicated. The
Company evaluates operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.


                                                 Three Months Ended   Increase
                                                      March 31       (Decrease)
                                                 ------------------
                                                   2007      2006     per Mile
                                                 ------------------------------
Salaries, wages and benefits                      $0.574    $0.563     $0.011
Fuel                                               0.349     0.347      0.002
Supplies and maintenance                           0.148     0.143      0.005
Taxes and licenses                                 0.118     0.115      0.003
Insurance and claims                               0.095     0.075      0.020
Depreciation                                       0.161     0.157      0.004
Rent and purchased transportation                  0.151     0.146      0.005
Communications and utilities                       0.020     0.019      0.001
Other                                             (0.016)    0.000     (0.016)


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were unchanged at 11.8% for first quarter 2007 and first quarter 2006, which resulted in essentially no shifting of costs between rent and purchased transportation and other expense categories. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes.

     Salaries, wages and benefits for non-drivers increased in first quarter 2007 compared to first quarter 2006 due to an increase in personnel to support the growth in the VAS segment that does not generate miles. The increase in salaries, wages and benefits of 1.1 cents per mile for the truckload segment is primarily the result of additional amounts paid to drivers such as layover pay and other discretionary pay items used to compensate drivers in the challenging freight environment, an increase in the percentage of dedicated fleet trucks, and higher group health insurance costs due to less favorable claims experience in first quarter 2007, offset by decreases in workers' compensation expense and state unemployment taxes. Non-driver salaries, wages and benefits for the truckload segment increased on a per-mile basis due to the effect of the lower miles generated per truck.

     The Company renewed its workers' compensation insurance coverage, and for the policy year beginning April 2007, the Company continues to maintain a self-insurance retention of $1.0 million per claim and is no longer responsible for an annual aggregate amount of $1.0 million for claims above $1.0 million and below $2.0 million. The Company's workers' compensation insurance premiums for the policy year beginning April 1, 2007 are slightly higher than the previous policy year, but the Company expects to realize cost savings from eliminating the aggregate between $1.0 million and $2.0 million.

     The driver market remains challenging, but is less difficult than a year ago. Normally going into the spring season, the driver market is very difficult due to seasonal construction and housing jobs that become available with improving weather conditions. The current weakness in these industries and other factors are helping improve the Company's driver availability. However, the Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and additional increases in driver pay rates were necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 0.2 cents per mile for the truckload segment due to higher average diesel fuel prices. Compared to the same month in the prior year, fuel costs were 10 cents per gallon lower in January 2007, 5 cents per gallon higher in February 2007, and 14 cents per gallon higher in March 2007. Fuel prices began to fall in the latter half of April, but still averaged 4 cents per gallon higher in April 2007 than in April 2006. In addition, the industry-wide adoption of ultra-low sulfur diesel beginning in fourth quarter 2006 reduced miles per gallon. For first quarter 2007 compared to first quarter 2006, net fuel costs had a two-cent negative impact on earnings per share. The Company includes all of the following items in the calculation of the impact of fuel on earnings for both periods: (1) average fuel price per gallon, (2) fuel reimbursements paid to owner-operator drivers, (3) miles per gallon, and (4) offsetting fuel surcharge revenues from customers.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2007, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Supplies and maintenance for the truckload segment increased 0.5 cents on a per-mile basis in first quarter 2007 due primarily to increases in over-the-road tractor repairs and the effect of lower miles per truck.

     Taxes and licenses for the truckload segment increased 0.3 cents per total mile due primarily to increases in state fuel tax rates and the effect of lower miles per truck.

     Insurance and claims for the truckload segment increased 2.0 cents on a per-mile basis due primarily to an increase in the frequency of claims in first quarter 2007 compared to first quarter 2006. For the policy year that began August 1, 2006, the Company is responsible for the first $2.0 million per claim with an annual aggregate of $2.0 million for claims between $2.0 million and $3.0 million, and the Company is fully insured (i.e., no aggregate) for claims between $3.0 million and $5.0 million. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims in the policy year. The Company maintains liability insurance coverage with reputable insurance carriers substantially in excess of the $10.0 million per claim. The Company's liability insurance premiums for the policy year beginning August 1, 2006 were slightly higher than the previous policy year.

     Depreciation expense for the truckload segment increased 0.4 cents on a per-mile basis in first quarter 2007 due primarily to higher costs of new tractors with the post-October 2002 engines and the impact of lower miles per truck.

     Rent and purchased transportation consists mainly of payments to third-party capacity providers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. As shown in the VAS statistics table on page 15, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. VAS lowered its rent and purchased transportation expense as a percentage of VAS revenues to 88.6% in first quarter 2007 compared to 90.6% in first quarter 2006.

     Rent  and purchased transportation for the truckload segment increased
0.5 cent per total mile in first quarter 2007 due primarily to an increase of the van and regional over-the-road owner-operators' settlement rate by two cents per mile effective May 1, 2006. To a lesser extent, higher fuel prices necessitated higher reimbursements to owner-operators for fuel ($7.5 million for first quarter 2007 compared to $7.3 million for first quarter
2006). The Company's customer fuel surcharge programs do not differentiate between miles generated by Company-owned trucks and miles generated by owner-operator trucks; thus, the increase in owner-operator fuel reimbursements is included with Company fuel expenses in calculating the per-share impact of higher fuel prices on earnings.

     The Company continues to experience difficulty attracting and retaining owner-operator drivers due to the challenging operating conditions including inflationary cost increases that are the responsibility of the owner-operators. The number of owner-operators decreased slightly to 824 as of March 31, 2007 from a total of 830 as of March 31, 2006 (a 0.7% decrease). The Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers were to occur and additional increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Other operating expenses for the truckload segment decreased 1.6 cents per mile in first quarter 2007. Gains on sales of assets (a reduction of other operating expenses), primarily trucks and trailers, decreased to $6.2 million in first quarter 2007 compared to $8.8 million in first quarter 2006. As planned, in first quarter 2007 the Company sold fewer trucks but continued to realize solid gains per truck sold, after considering the impact of the softer freight market and higher fuel prices. In first quarter 2007, the Company also continued to sell its oldest van trailers that are fully depreciated and replace them with new trailers. These trailer sales also contributed to equipment gains in both first quarter 2007 and first quarter 2006. The Company expects to continue to sell its oldest van trailers during the remainder of 2007 and continue replacing them with new trailers.

     In March 2006, a long-standing customer, APX Logistics, Inc., filed bankruptcy and is subsequently being liquidated with no significant amounts expected to be paid to unsecured creditors. The Company recorded bad debt expense in first quarter 2006 for the full amount owed of $7.2 million. This was reflected as an expense in Other Operating Expenses in the Company's income statement for first quarter 2006.

     The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased slightly to 41.8% for first quarter 2007 from 41.3% for first quarter 2006.

Liquidity and Capital Resources:

     During the three months ended March 31, 2007, the Company generated cash flow from operations of $68.1 million, a 34.3% decrease ($35.5 million) in cash flow compared to the same three-month period a year ago. The decrease in cash flow from operations is due primarily to a slight increase in days sales in accounts receivable in first quarter 2007 compared to a decrease in days sales in accounts receivable in first quarter 2006 (principally due to reserving for the APX bankruptcy), an $0.8 million decrease in accounts payable for revenue equipment from December 2005 to March 2006 compared to an $8.8 million decrease in accounts payable for revenue equipment from December 2006 to March 2007, and lower net income in first quarter 2007. Cash flow from operations enabled the Company to make net capital expenditures, make net repayments of debt, and repurchase common stock as discussed below.

     Net cash used in investing activities for the three-month period ended March 31, 2007 increased by $23.0 million, from $6.4 million for the three-month period ended March 31, 2006 to $29.4 million for the three-month period ended March 31, 2007. Net property additions, primarily revenue equipment, were $31.6 million for the three-month period ended March 31, 2007 versus $7.9 million during the same period of 2006. The increase was due primarily to the Company purchasing more 2006-engine tractors in first quarter 2007. The average age of the Company's truck fleet is 1.49 years at March 31, 2007 compared to 1.25 years as of March 31, 2006. The new fleet will allow the Company to delay purchases of trucks with the 2007 engines.

     As of March 31, 2007, the Company has committed to property and equipment purchases, net of trades, of approximately $15.6 million. The Company intends to fund these net capital expenditures through cash flow from operations and through financing available under its existing credit facilities, as management deems necessary.

     Net financing activities used $52.1 million and $78.2 million during the three months ended March 31, 2007 and 2006, respectively. The change from 2006 to 2007 included borrowings of $10.0 million and repayments of outstanding debt totaling $30.0 million during the three-month period ended March 31, 2007, compared to repayments of $60.0 million in first quarter 2006. The Company paid dividends of $3.4 million in the three-month period ended March 31, 2007 and $3.2 million in the three-month period ended March 31, 2006. Financing activities also included common stock repurchases of $29.5 million and $19.8 million in the three-month periods ended March 31, 2007 and 2006, respectively. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. As of March 31, 2007, the Company had purchased 2,291,200 shares pursuant to its current repurchase authorization and had 3,708,800 shares remaining available for repurchase.

     Management believes the Company's financial position at March 31, 2007 is strong. As of March 31, 2007, the Company had $17.6 million of cash and cash equivalents and $853.6 million of stockholders' equity. As of March

31, 2007, the Company had $250.0 million of available credit pursuant to credit facilities, of which it had borrowed $80.0 million. The credit available under these facilities is further reduced by the $39.2 million in letters of credit the Company maintains. These letters of credit are primarily required as security for insurance policies. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Off-Balance Sheet Arrangements:

     As of March 31, 2007, the Company had no non-cancelable revenue equipment operating leases, and had no other arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

     Effective October 1, 2005, all truckload carriers became subject to revised hours of service ("HOS") regulations. The most significant change for the Company from the previous regulations is that drivers using the sleeper berth provision must take at least eight consecutive hours in the sleeper berth during their ten hours off-duty. Previously, drivers were allowed to split their ten hour off-duty time in the sleeper berth into two periods, provided neither period was less than two hours. This more restrictive sleeper berth provision is requiring some drivers to plan their time better. The greatest impact of these HOS changes was lower mileage productivity for those customers with multiple-stop shipments or those shipments with pickup or delivery delays. The Owner-Operator Independent Drivers Association ("OOIDA") and Public Citizen filed petitions for review of the current HOS regulations with the U.S. Court of Appeals. On December 4, 2006, a three-judge panel heard arguments from OOIDA and Public Citizen. The appeals court is expected to issue its ruling in the near future.

     On January 18, 2007, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register on the use of Electronic On-Board Recorders ("EOBRs") by the trucking industry for compliance with HOS rules. The intent of this proposed rule is to improve highway safety by fostering development of new EOBR technology for HOS compliance, encouraging its use by motor carriers through incentives, and requiring its use by operators with serious and continuing HOS compliance problems. Comments on the NPRM were to be received by April 18, 2007. Over eight years ago, the Company became the first, and only, trucking company in the United States to receive authorization from the DOT to use a global positioning system based paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities. While the Company does not believe the rule, as proposed, would have a significant effect on its operations and profitability, it will continue to monitor future developments.

     Beginning in January 2007, all newly manufactured truck engines must comply with a new set of more stringent engine emission standards mandated by the Environmental Protection Agency ("EPA"). Trucks manufactured with these new engines are estimated to cost $5,000-$10,000 more per truck, have slightly lower miles per gallon ("mpg"), and have higher maintenance costs. To delay the cost impact of these new emission standards, the Company kept its truck fleet new relative to historical company and industry standards. The Company's capital expenditures for new trucks are expected to be much lower in 2007. A new set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2010.

     Several states, counties and cities have enacted legislation or ordinances restricting idling of trucks to short periods of time. This is significant when it impacts the ability of the driver to idle the truck for purposes of operating air conditioning and heating systems particularly while in the sleeper berth. Many of the statutes or ordinances, recognizing the need of the drivers to have a comfortable environment in which to sleep, have made exceptions for those circumstances. California currently has such an exemption, however, the sleeper berth exemption will no longer exist after January 1, 2008. We are currently working on plans to address this issue in California. California has also enacted restrictions on Transport Refrigeration Units ("TRUs") emissions, which are scheduled to be phased in over several years beginning year-end 2008. Although legal challenges may be mounted, if the law becomes effective as scheduled it will require companies to operate only compliant TRUs in California. There are several alternatives for meeting these requirements which the Company is currently evaluating.

Critical Accounting Policies:

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although the Company's current replacement cycle for tractors is three years, the Company calculates depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate, which approximates the continuing declining market value of the tractors, in those instances in which a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. The Company continually monitors the adequacy of the lives and salvage values used in calculating depreciation expense and adjusts these assumptions appropriately when warranted.
     * The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net cash flows, it is not recoverable. The Company does not separately identify assets by operating segment, as tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of the Company's long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all assets and liabilities of the Company. Long-lived assets classified as held for sale are reported at the lower of their carrying amount or fair value less costs to sell.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and long-term) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates, including negative development, and estimates of incurred-but-not-reported losses based upon past experience. The Company's self-insurance reserves are reviewed by an actuary every six months.
     * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider (including owner-operator drivers under contract with the Company) is utilized to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishes customer pricing separately from carrier rate negotiations, generally has discretion in carrier selection, and/or has credit risk on the shipment, the Company records both revenues for the dollar value of services billed by the Company to the customer and rent and purchased transportation expense for the costs of transportation paid by the Company to the third-party capacity provider upon delivery of the shipment. In the absence of the conditions listed above, the Company records revenues net of expenses related to third-party capacity providers.
     * Accounting for income taxes. Significant management judgment is required to determine the provision for income taxes, to determine whether deferred income taxes will be realized in full or in part, and to determine the liability for unrecognized tax benefits in accordance with the provisions of the newly adopted FIN48. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed to be necessary due to the Company's profitable operations. Accordingly, if the facts or financial circumstances were to change, thereby impacting the likelihood of realizing the deferred income tax assets, judgment would need to be applied to determine the amount of valuation allowance required in any given period.

     Management periodically evaluates these estimates and policies as events and circumstances change. There have been no changes to these policies that occurred during the Company's most recent fiscal quarter, except for establishing policies to determine the liability for unrecognized tax benefits upon adoption of FIN48. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period to period.

Accounting Standards:

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, SFAS No. 155 had no effect on the financial position, results of operations, and cash flows of the Company.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, SFAS No. 156 had no effect on the financial position, results of operations, and cash flows of the Company.

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007, and as a result, recognized an additional $0.3 million liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of March 31, 2007, management believes that SFAS No. 157 will not have a material effect on the financial position, results of operations, and cash flows of the Company.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As of March 31, 2007, management believes that SFAS No. 159 will not have a material effect on the financial position, results of operations, and cash flows of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, refining capacity, seasonality, weather, and other market factors. Historically, the Company has been able to recover a significant portion of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharge programs with most of its revenue base to offset much of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2007, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     The Company conducts business in Mexico and Canada and has begun operations in Asia. Foreign currency transaction gains and losses were not material to the Company's results of operations for first quarter 2007 and prior periods. To date, virtually all foreign revenues are denominated in U.S. dollars, and the Company receives payment for foreign freight services primarily in U.S. dollars to reduce direct foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

Interest Rate Risk

     The Company had $80.0 million of debt outstanding at March 31, 2007. The interest rates on the variable rate debt are based on the London Interbank Offered Rate ("LIBOR"). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $800,000. The Company has no derivative financial instruments to reduce its exposure to interest rate increases.

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

                                  PART II

                             OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On April 17, 2006, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 6,000,000 shares. As of March 31, 2007, the Company had purchased 2,291,200 shares pursuant to this authorization and had 3,708,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     The following table summarizes the Company's common stock repurchases during the first quarter of 2007 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser", as defined by Rule 10b-18 of the Securities Exchange Act of 1934.

                   Issuer Purchases of Equity Securities


                                                                                        Maximum Number
                                                                                       (or Approximate
                                                                 Total Number of       Dollar Value) of
                                                                Shares (or Units)   Shares (or Units) that
                       Total Number of                        Purchased as Part of       May Yet Be
                      Shares (or Units)   Average Price Paid   Publicly Announced    Purchased Under the
    Period                Purchased      per Share (or Unit)    Plans or Programs     Plans or Programs
                     --------------------------------------------------------------------------------------
January 1-31, 2007                -                 -                       -             5,208,800
February 1-28, 2007       1,054,900            $19.93               1,054,900             4,153,900
March 1-31, 2007            445,100            $19.11                 445,100             3,708,800
                     ------------------                       --------------------
Total                     1,500,000            $19.68               1,500,000             3,708,800
                     ==================                       ====================


Item 6.  Exhibits.

   Index of Exhibits

   Exhibit 3(i)(A) Revised and Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-K for the year ended December 31, 2005)
   Exhibit 3(i)(B) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(B) to the Company's report on Form 10-K for the year ended December 31, 2006)
   Exhibit 3(i)(C) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's report on Form 10-Q for the quarter ended May 31, 1994)
   Exhibit 3(i)(D) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(C) to the Company's report on Form 10-K for the year ended December 31, 1998)
   Exhibit 3(i)(E) Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(D) to the Company's report on Form 10-Q for the quarter ended June 30, 2005)
   Exhibit 3(ii) Revised and Restated By-Laws (Incorporated by reference to
       Exhibit 3(ii) to the Company's report on Form 10-K for the year ended December 31, 2006)
   Exhibit 10.1 Lease Agreement, as amended February 8, 2007, between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust (Incorporated by reference to Exhibit 10.5 to the Company's report on Form 10-K for the year ended December 31, 2006)
   Exhibit 10.2 License Agreement, as amended February 8, 2007, between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust (Incorporated by reference to Exhibit 10.6 to the Company's report on Form 10-K for the year ended December 31,
       2006)
   Exhibit 10.3  Named Executive Officer Compensation (filed herewith)
   Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification (filed herewith)
   Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification (filed herewith)
   Exhibit 32.1 Section 1350 Certification (filed herewith)
   Exhibit 32.2 Section 1350 Certification (filed herewith)

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:    April 30, 2007         By:  /s/ John J. Steele
      --------------------           -------------------------------------
                                     John J. Steele
                                     Executive Vice President, Treasurer
                                     and Chief Financial Officer



Date:    April 30, 2007         By:  /s/ James L. Johnson
      --------------------           -------------------------------------
                                     James L. Johnson
                                     Senior Vice President, Controller and
                                     Corporate Secretary