Form 10-Q
period 2007-06-30
WERNER ENTERPRISES INC
filed 2007-08-02
CIK 793074

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[Mark one]
 [ X ]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
                                     OR
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

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

     As of July 27, 2007, 72,848,612 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q
                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


         Consolidated  Statements of Income for the Three Months  Ended
         June 30, 2007 and 2006                                            3

         Consolidated  Statements of Income for the  Six  Months  Ended
         June 30, 2007 and 2006                                            4

         Consolidated Condensed Balance Sheets as of June 30, 2007  and
         December 31, 2006                                                 5

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2007 and 2006                                            6

         Notes to Consolidated Financial Statements as of June 30, 2007    7

Item 2.  Management's  Discussion and Analysis of  Financial  Condition
         and Results of Operations                                        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       26

Item 4.  Controls and Procedures                                          27

PART II - OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      28

Item 4.  Submission of Matters to a  Vote  of Security Holders            28


Item 6.  Exhibits                                                         30


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

     Operating results for the three-month and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

     These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME



                                                     Three Months Ended
(In thousands, except per share amounts)                  June 30
----------------------------------------------------------------------------
                                                     2007          2006
----------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                 $ 531,286     $ 528,889
                                                 ---------------------------

Operating expenses:
   Salaries, wages and benefits                      150,335       149,743
   Fuel                                               99,918       102,812
   Supplies and maintenance                           40,077        38,982
   Taxes and licenses                                 29,317        27,905
   Insurance and claims                               23,922        21,613
   Depreciation                                       41,629        41,072
   Rent and purchased transportation                 108,903       101,335
   Communications and utilities                        5,182         4,827
   Other                                              (6,383)       (5,751)
                                                 ---------------------------
    Total operating expenses                         492,900       482,538
                                                 ---------------------------

Operating income                                      38,386        46,351
                                                 ---------------------------

Other expense (income):
   Interest expense                                    1,057             4
   Interest income                                      (923)       (1,221)
   Other                                                  46            85
                                                 ---------------------------
    Total other expense (income)                         180        (1,132)
                                                 ---------------------------

Income before income taxes                            38,206        47,483

Income taxes                                          15,952        19,462
                                                 ---------------------------

Net income                                         $  22,254     $  28,021
                                                 ===========================

Earnings per share:

     Basic                                         $     .30     $     .36
                                                 ===========================

     Diluted                                       $     .30     $     .35
                                                 ===========================

Dividends declared per share                       $    .050     $    .045
                                                 ===========================

Weighted-average common shares outstanding:

     Basic                                            73,395        78,236
                                                 ===========================

     Diluted                                          74,748        79,689
                                                 ===========================


                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME



                                                      Six Months Ended
(In thousands, except per share amounts)                  June 30
----------------------------------------------------------------------------
                                                     2007          2006
----------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $ 1,035,199   $ 1,020,811
                                                 ---------------------------

Operating expenses:
   Salaries, wages and benefits                       300,856       296,356
   Fuel                                               189,003       191,458
   Supplies and maintenance                            79,668        76,774
   Taxes and licenses                                  59,480        57,374
   Insurance and claims                                48,127        40,808
   Depreciation                                        84,186        82,173
   Rent and purchased transportation                  209,118       189,354
   Communications and utilities                        10,274         9,722
   Other                                              (11,165)       (6,381)
                                                 ---------------------------
    Total operating expenses                          969,547       937,638
                                                 ---------------------------

Operating income                                       65,652        83,173
                                                 ---------------------------

Other expense (income):
   Interest expense                                     2,393           277
   Interest income                                     (1,974)       (2,216)
   Other                                                  118           126
                                                 ---------------------------
    Total other expense (income)                          537        (1,813)
                                                 ---------------------------

Income before income taxes                             65,115        84,986

Income taxes                                           27,193        34,936
                                                 ---------------------------

Net income                                        $    37,922   $    50,050
                                                 ===========================
Earnings per share:

     Basic                                        $       .51   $       .63
                                                 ===========================

     Diluted                                      $       .50   $       .62
                                                 ===========================

Dividends declared per share                      $      .095   $      .085
                                                 ===========================

Weighted-average common shares outstanding:

     Basic                                             74,080        78,837
                                                 ===========================

     Diluted                                           75,477        80,324
                                                 ===========================


                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS



 (In thousands, except share amounts)            June 30       December 31
----------------------------------------------------------------------------
                                                   2007           2006
----------------------------------------------------------------------------
                                               (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                      $    32,897   $    31,613
   Accounts receivable, trade, less allowance of
     $9,381 and $9,417, respectively                  223,747       232,794
   Other receivables                                   13,890        17,933
   Inventories and supplies                            10,862        10,850
   Prepaid taxes, licenses and permits                  8,217        18,457
   Current deferred income taxes                       27,440        25,251
   Other current assets                                19,904        24,143
                                                 ---------------------------
     Total current assets                             336,957       361,041
                                                 ---------------------------

Property and equipment                              1,662,218     1,687,220
Less - accumulated depreciation                       610,540       590,880
                                                 ---------------------------
     Property and equipment, net                    1,051,678     1,096,340
                                                 ---------------------------

Other non-current assets                               19,488        20,792
                                                 ---------------------------

                                                  $ 1,408,123   $ 1,478,173
                                                 ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $    66,487   $    75,821
   Current portion of long-term debt                   30,000             -
   Insurance and claims accruals                       82,609        73,782
   Accrued payroll                                     23,786        21,344
   Other current liabilities                           18,683        19,963
                                                 ---------------------------
     Total current liabilities                        221,565       190,910
                                                 ---------------------------

Long-term debt, net of current portion                 20,000       100,000


Other long-term liabilities                             6,897           999

Insurance and claims accruals, net of current
  portion                                             101,000        99,500

Deferred income taxes                                 207,030       216,413

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares issued;
     72,947,352 and 75,339,297 shares
     outstanding, respectively                            805           805
   Paid-in capital                                    102,429       105,193
   Retained earnings                                  893,084       862,403
   Accumulated other comprehensive income (loss)          106          (207)
   Treasury stock, at cost; 7,586,184 and
     5,194,239 shares, respectively                  (144,793)      (97,843)
                                                 ---------------------------
     Total stockholders' equity                       851,631       870,351
                                                 ---------------------------
                                                  $ 1,408,123   $ 1,478,173
                                                 ===========================


                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
(In thousands)                                            June 30
----------------------------------------------------------------------------
                                                     2007          2006
----------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                     $    37,922   $    50,050
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                      84,186        82,173
     Deferred income taxes                             (6,502)        2,697
     Gain on disposal of property and equipment       (13,779)      (15,958)
     Stock based compensation                             794         1,312
     Other long-term assets                             1,688            68
     Insurance claims accruals, net of current
       portion                                          1,500         2,500
     Other long-term liabilities                          560           219
     Changes in certain working capital items:
       Accounts receivable, net                         9,047         6,720
       Other current assets                            18,510        10,969
       Accounts payable                                (9,334)       10,886
       Other current liabilities                        9,732        (4,521)
                                                 ---------------------------
    Net cash provided by operating activities         134,324       147,115
                                                 ---------------------------
Cash flows from investing activities:
   Additions to property and equipment                (87,125)     (129,893)
   Retirements of property and equipment               57,750        88,058
   Decrease in notes receivable                         3,246         2,561
                                                 ---------------------------
    Net cash used in investing activities             (26,129)      (39,274)
                                                 ---------------------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt            10,000             -
   Repayments of long-term debt                       (60,000)            -
   Repayments of short-term debt                            -       (60,000)
   Dividends on common stock                           (6,716)       (6,328)
   Repurchases of common stock                        (58,123)      (39,477)
   Stock options exercised                              4,870         3,112
   Excess tax benefits from exercise of stock
     options                                            2,745         2,089
                                                 ---------------------------
    Net cash used in financing activities            (107,224)     (100,604)
                                                 ---------------------------

Effect of exchange rate fluctuations on cash              313        (1,010)
Net increase in cash and cash equivalents               1,284         6,227
Cash and cash equivalents, beginning of period         31,613        36,583
                                                 ---------------------------
Cash and cash equivalents, end of period          $    32,897   $    42,810
                                                 ===========================
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
   Interest                                       $     3,061   $       388
   Income taxes                                   $    30,865   $    34,370
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                    $     3,630   $     3,526


                           WERNER ENTERPRISES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments. Other comprehensive income (loss) from foreign currency translation adjustments was $892 and ($712) (in thousands) for the three-month periods and $313 and ($1,010) (in thousands) for the six-month periods ended June 30, 2007 and 2006, respectively.

(2)  Long-Term Debt

     Long-term debt consisted of the following (in thousands):


                                                 June 30      December 31
                                              -------------  -------------
                                                   2007           2006
                                              -------------  -------------
      Notes payable to banks under committed
        credit facilities                      $     50,000   $    100,000
      Less current maturities                        30,000              -
                                              -------------  -------------
      Long-term debt, net                      $     20,000   $    100,000
                                              =============  =============


     The notes payable to banks under committed credit facilities bear variable interest (5.7% at June 30, 2007) based on the London Interbank Offered Rate ("LIBOR") and mature at various dates from May 2008 to May 2011. As of June 30, 2007, the Company has an additional $175.0 million of available credit under these credit facilities with two banks which is further reduced by $37.1 million in letters of credit the Company maintains. Subsequent to June 30, 2007, the Company repaid $10.0 million on these notes shown as current maturities above. Each of the debt agreements include, among other things, two financial covenants that the Company (1) not exceed a maximum ratio of total debt to total capitalization and (2) not exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable as defined in the credit facility. The Company was in compliance with these covenants at June 30, 2007.

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

     For the three-month and six-month periods ended June 30, 2007, there were no material changes to the total amount of unrecognized tax benefits. The Company does not expect any significant increases or decreases for uncertain tax positions during the next 12 months, except for the potential outcome of the matter discussed in Note 4.

     The Company files income tax returns in the U.S. and various states as well as several foreign jurisdictions. The Company has tax returns, subject to examination, primarily for tax returns filed during 2003 through 2007 in addition to returns filed during 1999 through 2002 due to an extension of the statute of limitations.

(4)  Commitments and Contingencies

     As of June 30, 2007, the Company has commitments for net capital expenditures of approximately $19.8 million.

     During first quarter 2006, in connection with an audit of the Company's federal income tax returns for the years 1999 to 2002, the Company received a notice from the Internal Revenue Service ("IRS") proposing to disallow a significant tax deduction. This deduction is a timing difference between financial reporting and tax reporting and, if the Company did not ultimately prevail, would result in interest charges, which the Company records as a component of income tax expense in the Company's financial statements. This timing difference deduction reversed in the Company's 2004 income tax return. The Company filed a protest in this matter in April 2006, which is currently under review by an IRS appeals officer. The initial conference with the appeals officer occurred in March 2007. The Company and its tax advisors believe the Company has a strong position and, therefore, at this time the Company has not recorded an accrual for interest for this issue in the financial statements. It is possible the Company may not ultimately prevail in its position, which may have a material impact on the Company's financial condition. The Company estimates the accrued interest, net of taxes, if the Company would not prevail in its position with the IRS to be no more than $6.5 million as of June 30, 2007.

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


                               Three Months Ended       Six Months Ended
                                     June 30                 June 30
                             ----------------------  ----------------------
                                 2007       2006         2007       2006
                             ----------------------  ----------------------
 Net income                   $  22,254  $  28,021    $  37,922  $  50,050
                             ======================  ======================

 Weighted-average common
   shares outstanding            73,395     78,236       74,080     78,837
 Common stock equivalents         1,353      1,453        1,397      1,487
                             ----------------------  ----------------------
 Shares used in computing
   diluted earnings per share    74,748     79,689       75,477     80,324
                             ======================  ======================
 Basic earnings per share     $     .30  $     .36    $     .51  $     .63
                             ======================  ======================
 Diluted earnings per share   $     .30  $     .35    $     .50  $     .62
                             ======================  ======================


     Options to purchase shares of common stock which were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                                  Three Months Ended              Six Months Ended
                                         June 30                       June 30
                             ----------------------------  ----------------------------
                                  2007           2006           2007           2006
                             ----------------------------  ----------------------------
 Number of options                  29,500         24,500          29,500         5,000

 Range of option purchase
   prices                    $19.26-$20.36  $19.84-$20.36   $19.26-$20.36        $20.36



(6)  Stock Based Compensation

     At the May 8, 2007 Annual Meeting of Stockholders, the stockholders approved and adopted an amended and restated plan and renamed the amended plan the "Werner Enterprises, Inc. Equity Plan" (the "Equity Plan"), pursuant to which it will be able to grant shares of restricted stock and grant awards of stock options and stock appreciation rights to employees and non-employee directors. A copy of the Equity Plan is filed as an exhibit to this 10-Q and is incorporated by reference to the Company's Current Report on Form 8-K dated May 8, 2007.

     The Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. Options are granted at prices equal to the market value of the common stock on the date the option is granted. The Board or Compensation Committee will set the vesting conditions of the award. Option awards currently outstanding become exercisable in installments from eighteen to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. At June 30, 2007, 8,892,657 shares were available for granting additional awards.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("No. 123R") using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based employee compensation expense was $0.4 million and $0.6 million for the three-month periods and $0.8 million and $1.3 million for the six-month periods ended June 30, 2007 and 2006, respectively, and is included in salaries, wages and benefits within the consolidated statements of income. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.1 million and $0.2 million for the three-month periods and $0.3 million and $0.5 million for the six-month periods ended June 30, 2007 and 2006, respectively. There was no cumulative effect of initially adopting SFAS No. 123R.

     The following table summarizes Stock Option Plan activity for the six months ended June 30, 2007:


                                                              Weighted
                                                               Average
                                      Number     Weighted     Remaining    Aggregate
                                        of        Average    Contractual   Intrinsic
                                     Options     Exercise       Term          Value
                                    (in 000's)   Price ($)     (Years)     (in 000's)
                                   ---------------------------------------------------
Outstanding at beginning of period       4,565   $   11.03
   Options granted                           -   $       -
   Options exercised                      (608)  $    8.01
   Options forfeited                         -   $       -
   Options expired                          (2)  $    8.65
                                   -----------
Outstanding at end of period             3,955   $   11.49          4.65   $   34,231
                                   ===========
Exercisable at end of period             2,906   $    9.97          3.88   $   29,584
                                   ===========


     The Company granted no stock options during the three-month and six-month periods ended June 30, 2007 and granted 5,000 options during the three-month and six-month periods ended June 30, 2006. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:


                                                               Six Months
                                                                  Ended
                                                                 June 30
                                                             ---------------
                                                                  2006
                                                             ---------------
Risk-free interest rate                                              4.7%
Expected dividend yield                                             0.88%
Expected volatility                                                   36%
Expected term (in years)                                             4.9
Grant date fair value                                              $7.37


     The risk-free interest rate assumption was based on average 5-year U.S. Treasury note yields. The expected volatility was based on historical daily price changes of the Company's stock since June 2001. The expected term was the average number of years that the Company estimated these options will be outstanding. The Company considers groups of employees that have similar historical exercise behavior separately for valuation purposes.

     The total intrinsic value of share options exercised was $6.0 million and $0.4 million for the three-month periods and $6.7 million and $5.1 million for the six-month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.8 million and is expected to be recognized over a weighted average period of 1.2 years.

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

(7)  Segment Information

     The  Company  has  two  reportable segments - Truckload  Transportation
Services and Value Added Services ("VAS"). The Truckload Transportation Services segment consists of six operating fleets that have been aggregated since they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Dedicated Services fleet provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility. The medium-to-long-haul Van fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional short-haul fleet provides comparable truckload van service within five geographic regions. The Expedited fleet provides time-sensitive truckload services utilizing driver teams. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. Revenues for the Truckload Transportation Services segment include non-trucking revenues of $2.3 million and $2.8 million for the three-month periods and $5.4 million and $5.6 million for the six-month periods ended June 30, 2007 and 2006, respectively, which consist primarily of the portion of shipments delivered to or from Mexico where the Company utilizes a third-party capacity provider.

     The VAS segment, which generates the majority of the Company's non-trucking revenues, provides truck brokerage, freight management (single-source logistics), intermodal, and international services.

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

     The following tables summarize the Company's segment information (in thousands of dollars):


                                                        Revenues
                                                        --------
                                      Three Months Ended        Six Months Ended
                                            June 30                  June 30
                                    ----------------------   ----------------------
                                       2007        2006         2007        2006
                                    ----------------------   ----------------------
Truckload Transportation Services   $  451,069  $  456,920   $  880,876  $  889,917
Value Added Services                    75,849      68,807      145,726     124,978
Other                                    3,795       2,418        7,397       4,280
Corporate                                  573         744        1,200       1,636
                                    ----------------------   ----------------------
Total                               $  531,286  $  528,889   $1,035,199  $1,020,811
                                    ======================   ======================



                                                    Operating Income
                                                    ----------------
                                      Three Months Ended        Six Months Ended
                                            June 30                  June 30
                                    ----------------------   ----------------------
                                       2007        2006         2007        2006
                                    ----------------------   ----------------------
Truckload Transportation Services   $   34,632  $   44,043   $   58,408  $   79,126
Value Added Services                     3,457       2,365        6,397       3,876
Other                                      814         167        1,643         630
Corporate                                 (517)       (224)        (796)       (459)
                                    ----------------------   ----------------------
Total                               $   38,386  $   46,351   $   65,652  $   83,173
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

     Operating revenues consist of trucking revenues generated by the six operating fleets in the Truckload Transportation Services segment (dedicated, medium-to-long-haul van, regional short-haul, expedited, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's VAS segment. The Company's Truckload Transportation Services segment ("truckload segment") also includes a small amount of non-trucking revenues, which consist primarily of the portion of shipments delivered to or from Mexico where it utilizes a third-party capacity provider. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS segment, as well as the non-trucking revenues generated by the truckload segment. Trucking revenues accounted for approximately 84% of total operating revenues in second quarter 2007, and non-trucking and other operating revenues accounted for approximately 16%.

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

     A common industry measure used to evaluate the profitability of the Company and its trucking operating fleets is the operating ratio (operating expenses expressed as a percentage of operating revenues). The most significant variable expenses that impact the trucking operation are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. These expenses generally vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers, and non-trucking revenues. As discussed further in the comparison of operating results for second quarter 2007 to second quarter 2006, several industry-wide issues, including a softer freight market, changing fuel prices, and a challenging driver recruiting and retention market, could cause costs to increase in future periods. The Company's main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). Depreciation expense has been affected by the new engine emission standards that became effective in

October 2002 (phase 1) for all newly purchased trucks, which have increased truck purchase costs. In addition, beginning in January 2007, a new set of more stringent engine emissions standards mandated by the Environmental Protection Agency ("EPA") became effective for all newly manufactured trucks. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines. The trucking operations require substantial cash expenditures for the purchase of tractors and trailers. In 2005 and 2006, the Company accelerated its normal three-year replacement cycle for company-owned tractors. These purchases were funded by net cash from operations and financing available under the Company's existing credit facilities, as management deemed necessary. The Company's new truck fleet will allow it to delay purchases of trucks with the 2007 engines.

     Non-trucking services provided by the Company, primarily through its VAS division, include truck brokerage, freight management (single-source logistics), intermodal, and international, as discussed further on page 18. Unlike the Company's trucking operations, the non-trucking operations are less asset-intensive and are instead dependent upon qualified employees, information systems, and the services of qualified third-party capacity providers. The most significant expense item related to these non-trucking services is the cost of transportation paid by the Company to third-party capacity providers, which is recorded as rent and purchased transportation expense. Other expenses include salaries, wages and benefits and computer hardware and software depreciation. The Company evaluates the non-trucking operations by reviewing the gross margin percentage (revenues less rent and purchased transportation expense expressed as a percentage of revenues) and the operating income percentage. The operating income percentage for the non-trucking business is lower than those of the trucking operations, but the return on assets is substantially higher.

Results of Operations:

     The following table sets forth certain industry data regarding the freight revenues and operations of the Company for the periods indicated.


                               Three Months Ended              Six Months Ended
                                     June 30           %            June 30           %
                             ----------------------         ----------------------
                                2007        2006     Change    2007        2006     Change
                             ----------  ----------  ------ ----------  ----------  ------
Trucking revenues, net of
  fuel surcharge (1)           $375,169    $375,897  -0.2%    $741,475    $744,153  -0.4%
Trucking fuel surcharge
  revenues (1)                   73,403      78,213  -6.1%     133,786     140,101  -4.5%
Non-trucking revenues,
  including VAS (1)              78,184      71,569   9.2%     151,135     130,549  15.8%
Other operating revenues (1)      4,530       3,210  41.1%       8,803       6,008  46.5%
                             ----------  ----------         ----------  ----------
       Operating revenues (1)  $531,286    $528,889   0.5%  $1,035,199  $1,020,811   1.4%
                             ==========  ==========         ==========  ==========

Operating ratio
  (consolidated) (2)               92.8%       91.2%              93.7%       91.9%
Average monthly miles
  per tractor                    10,078       9,938   1.4%       9,792       9,886  -1.0%
Average revenues per
  total mile (3)                 $1.463      $1.463   0.0%      $1.453      $1.456  -0.2%
Average revenues per
  loaded mile (3)                $1.685      $1.679   0.4%      $1.680      $1.671   0.5%
Average percentage of
  empty miles                     13.19%      12.84%  2.7%       13.51%      12.87%  5.0%
Average trip length in
  miles (loaded)                    561         584  -3.9%         567         585  -3.1%
Total miles (loaded and
  empty) (1)                    256,486     256,852  -0.1%     510,200     511,169  -0.2%
Average tractors in service       8,483       8,615  -1.5%       8,684       8,618   0.8%
Average revenues per
  tractor per week (3)           $3,402      $3,356   1.4%      $3,284      $3,321  -1.1%
Total tractors (at
  quarter end)
       Company                    7,530       7,905              7,530       7,905
       Owner-operator               820         805                820         805
                             ----------  ----------         ----------  ----------
              Total tractors      8,350       8,710              8,350       8,710


Total trailers (truck and
  intermodal, at quarter end)    24,800      25,180             24,800      25,180

(1) Amounts in thousands.
(2) Operating  expenses  expressed  as  a  percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.


     The following table sets forth the revenues, operating expenses, and operating income for the truckload segment. Revenues for the truckload segment include non-trucking revenues of $2.3 million and $2.8 million for the three-month periods and $5.4 million and $5.6 million for the six-month periods ended June 30, 2007 and 2006, respectively, as described on page 11.


                                        Three Months Ended               Six Months Ended
                                              June 30                        June 30
                                  ------------------------------  ------------------------------
                                       2007            2006            2007            2006
Truckload Transportation Services --------------  --------------  --------------  --------------
 (amounts in 000's)                   $      %        $      %        $      %        $      %
---------------------             --------------  --------------  --------------  --------------
Revenues                          $451,069 100.0  $456,920 100.0  $880,876 100.0  $889,917 100.0
Operating expenses                 416,437  92.3   412,877  90.4   822,468  93.4   810,791  91.1
                                  --------        --------        --------        --------
Operating income                  $ 34,632   7.7  $ 44,043   9.6  $ 58,408   6.6  $ 79,126   8.9
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


                                        Three Months Ended               Six Months Ended
                                              June 30                         June 30
                                  ------------------------------  ------------------------------
                                       2007            2006            2007            2006
Truckload Transportation Services --------------  --------------  --------------  --------------
 (amounts in 000's)                   $      %        $      %        $      %        $      %
---------------------             --------------  --------------  --------------  --------------
Revenues                          $451,069        $456,920        $880,876        $889,917
Less: trucking fuel surcharge
  revenues                          73,403          78,213         133,786         140,101
                                  --------        --------        --------        --------
Revenues, net of fuel surcharges   377,666 100.0   378,707 100.0   747,090 100.0   749,816 100.0
                                  --------        --------        --------        --------
Operating expenses                 416,437         412,877         822,468         810,791
Less: trucking fuel surcharge
  revenues                          73,403          78,213         133,786         140,101
                                  --------        --------        --------        --------
Operating expenses, net of
  fuel surcharges                  343,034  90.8   334,664  88.4   688,682  92.2   670,690  89.4
                                  --------        --------        --------        --------
Operating income                  $ 34,632   9.2  $ 44,043  11.6  $ 58,408   7.8  $ 79,126  10.6
                                  ========        ========        ========        ========


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


                                       Three Months Ended                Six Months Ended
                                             June 30                         June 30
                                 ------------------------------  ------------------------------
Value Added Services                  2007            2006             2007            2006
--------------------             --------------  --------------  --------------  --------------
  (amounts in 000's)                 $      %        $      %        $      %        $      %
  ------------------             --------------  --------------  --------------  --------------
Revenues                         $ 75,849 100.0  $ 68,807 100.0  $145,726 100.0  $124,978 100.0
Rent and purchased
  transportation expense           67,308  88.7    62,204  90.4   129,237  88.7   113,095  90.5
                                 --------        --------        --------        --------
Gross margin                        8,541  11.3     6,603   9.6    16,489  11.3    11,883   9.5
Other operating expenses            5,084   6.7     4,238   6.2    10,092   6.9     8,007   6.4
                                 --------        --------        --------        --------
Operating income                 $  3,457   4.6  $  2,365   3.4  $  6,397   4.4  $  3,876   3.1
                                 ========        ========        ========        ========


Three  Months  Ended June 30, 2007 Compared to Three Months Ended  June  30,
----------------------------------------------------------------------------
2006
----

Operating Revenues

     Operating revenues increased 0.5% for the three months ended June 30, 2007, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 0.2% due primarily to a 1.5% decrease in the average number of tractors in service, as discussed further below, offset by a 1.4% increase in average monthly miles per tractor. The average percentage of empty miles increased to 13.2% in second quarter 2007 from 12.8% in second quarter 2006. A significant portion of the increase in the empty mile percentage is due to the softer freight market. Average revenues per loaded mile increased by 0.4% which offset the increase in the average percentage of empty miles as average revenues per total mile was the same in second quarter 2007 compared to second quarter 2006.

     Market conditions continued to be challenging during second quarter 2007 due to (1) the immense truck prebuy prompted by the changes to the engine emission regulations that became effective for newly manufactured engines beginning January 2007, which added 6% more trucks than are normally produced in the years 2005 and 2006 (or 170,000 extra trucks) and (2) a softer freight market due to weakness in the housing and automotive sectors, inventory tightening, and moderating growth in the retail sector. Load volumes for the Company's Van Network (comprised of the medium-to-long-haul van, regional short-haul, and expedited operating fleets) were lower in April and May 2007 than in the same months of the previous four years. Load volumes in the first half of June 2007 improved meaningfully to levels nearly as high as those during the first half of June 2006, and then declined in the second half of June 2007 below levels in the second half of June of the prior four years. Load volumes in second quarter 2007 progressively improved from April to May to June, which is a typical seasonal pattern for second quarter.

     Load volumes were softer for the Van Network during July 2007 compared to July 2006, particularly in the latter half of the month of July 2007. Prebook percentages of loads to trucks were comparable in July 2007 and July 2006, after considering the effect of the medium-to-long-haul Van fleet reduction that was intitiated in mid-March 2007 and completed in June 2007.

     The Company has historically served its partner customers by making available a portion of its medium-to-long-haul Van fleet to meet their flex and surge shipment needs, at contractually agreed terms and rates. This fleet, which has the greatest exposure to the spot freight market, faced the most operational challenges since August 2006. In mid-March 2007 the Company began reducing its medium-to-long-haul Van fleet by 250 trucks to better match freight and trucks and to improve profitability. By the latter part of April 2007, this initial goal was achieved, and the Company had not yet achieved the desired balance of trucks and freight. As a result, the Company decided to further reduce its medium-to-long-haul Van fleet by an additional 400 trucks, which was completed by the end of June 2007. The Company was able to transfer a portion of its Van fleet trucks to other more profitable fleets. The net impact to the total fleet was an approximate 500-truck reduction from mid-March 2007 to the end of June 2007. The Company intends to meet its partner customers' flex and surge shipment needs using the breadth and depth of the 5,000 qualified carriers managed by the experienced Brokerage team.

     Fuel surcharge revenues, which represent collections from customers for the higher cost of fuel, decreased to $73.4 million in second quarter 2007 from $78.2 million in second quarter 2006. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. The Company's fuel surcharge programs are designed to recoup the higher cost of fuel from customers when fuel prices rise and provide customers with the benefit of lower costs when fuel prices decline. The truckload industry's fuel surcharge standard is a one-cent per mile increase in rate for every five-cent per gallon increase in the Department of Energy ("DOE") weekly retail on-highway diesel prices that are used for most fuel surcharge programs. As discussed further on page 20, decreases in the DOE national average fuel price, changes to customer fuel surcharge programs, and a change in the mix of customers contributed to the decrease in fuel surcharge revenues even though costs per gallon were essentially flat in both periods.

     VAS revenues increased 10% to $75.8 million for the three months ended June 30, 2007 from $68.8 million for the three months ended June 30, 2006. VAS revenues are generated by the following VAS operating divisions: truck brokerage, freight management (single-source logistics), intermodal, and international. Brokerage continued to produce strong results with 33% revenue growth and improved operating income as a percentage of revenues. During the three-month period ended June 30, 2007, Brokerage generated revenue at an annualized rate of $135 million. Freight Management successfully distributed freight to other operating divisions and continues to secure new customer business awards that are generating growth across all Company business units. Intermodal revenues declined due to a more difficult intermodal market, but produced significant operating income improvement as the Company benefited from intermodal strategy changes that it began implementing during the latter part of 2006. In addition, Freight Management and Brokerage provided more freight for the truckload divisions in second quarter 2007 compared to second quarter 2006. This freight is included in truckload revenue and not included in VAS revenues.

     Werner Global Logistics ("WGL") is actively assisting customers with innovative global supply chain solutions. Business licenses have been obtained; an experienced management team is fully staffed and trained in Shanghai and Shenzen, China and in Omaha; and WGL has successfully managed over 1,000 international container shipments to date. Customer development efforts are actively in process, and WGL is expecting to be a positive operating income contributor by the end of third quarter 2007. WGL continues to produce several new and meaningful customer business awards. WGL is a licensed U.S. NVOCC, U.S. Customs Broker, Class A Freight Forwarder in China, licensed China NVOCC and a TSA approved Indirect Air Carrier.

     Effective at the beginning of third quarter 2007, the Company and a large VAS customer negotiated a structural change to their continuing arrangement related to the use of third-party carriers that will affect the reporting of VAS revenues and purchased transportation expenses for this customer in future periods. Because of this structural change, the Company will report future VAS revenues for this customer on a net basis (revenues net of purchased transportation expense) rather than on a gross basis. While the reported amount of VAS revenues and purchased transportation expenses will be lower, it is expected that this change will have no impact on the dollar amount of VAS gross margin or operating income. The amount of these revenues and purchased transportation expenses averaged $18.7 million per quarter over the last four quarters.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 92.8% for the three months ended June 30, 2007, compared to 91.2% for the three months ended June 30, 2006. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 16 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

     The following table sets forth the cost per total mile of operating expense items for the truckload segment for the periods indicated. The
Company evaluates operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.


                                Three Months Ended   Increase   Six Months Ended   Increase
                                     June 30        (Decrease)      June 30       (Decrease)
                                ------------------              ----------------
                                   2007    2006      per Mile     2007    2006     per Mile
                                ------------------------------------------------------------
Salaries, wages and benefits      $0.566  $0.567     $(0.001)    $0.570  $0.565     $0.005
Fuel                               0.388   0.398      (0.010)     0.368   0.372     (0.004)
Supplies and maintenance           0.147   0.144       0.003      0.148   0.144      0.004
Taxes and licenses                 0.114   0.108       0.006      0.116   0.112      0.004
Insurance and claims               0.093   0.084       0.009      0.094   0.080      0.014
Depreciation                       0.157   0.155       0.002      0.159   0.156      0.003
Rent and purchased transportation  0.162   0.152       0.010      0.156   0.148      0.008
Communications and utilities       0.020   0.018       0.002      0.020   0.019      0.001
Other                             (0.023) (0.019)     (0.004)    (0.019) (0.010)    (0.009)
                                ------------------------------------------------------------
Total                             $1.624  $1.607     $ 0.017     $1.612  $1.586     $0.026
                                ============================================================


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles were a greater percentage of total miles at 12.4% in second quarter 2007 compared to 11.6% in second quarter 2006 due to the van fleet reduction (as discussed on page 17). Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses including fuel, supplies and maintenance, and fuel taxes. This increase in owner-operator miles as a percentage of total miles shifted costs to the rent and purchased transportation category from other expense categories. The Company estimates that rent and purchased transportation expense for the truckload segment was higher by approximately 1.0 cent per total mile due to this increase, and other expense categories had offsetting decreases on a total-mile basis, as follows: salaries, wages and benefits (0.4 cents), fuel (0.3 cents), depreciation (0.1 cent), supplies and maintenance (0.1 cent), and taxes and licenses (0.1 cent).

     The decrease in salaries, wages and benefits of 0.1 cent per mile for the truckload segment is primarily due to lower driver pay per total mile resulting from the decrease in the percentage of company truck miles versus owner-operator miles (see above) and a decrease in state unemployment taxes offset by an increase in student driver pay. Student pay increased as the average number of student drivers being trained during second quarter 2007 was higher than in second quarter 2006. Salaries, wages and benefits for non-drivers increased in second quarter 2007 compared to second quarter 2006 due to an increase in personnel to support the growth in the VAS segment.

     The Company renewed its workers' compensation insurance coverage, and for the policy year beginning April 2007, the Company continues to maintain a self-insurance retention of $1.0 million per claim and is no longer responsible for an annual aggregate amount of $1.0 million for claims above $1.0 million and below $2.0 million. The Company's workers' compensation insurance premiums for the policy year beginning April 1, 2007 are slightly higher than the previous policy year, but the Company expects to realize cost savings by eliminating its liability for the portion of claims that occur between $1.0 million and $2.0 million.

     The driver market remained challenging in second quarter 2007. Normally in the spring and summer months, the driver market is difficult due to outdoor jobs that become available with improving weather conditions. The Company anticipates that the competition for qualified drivers will continue to be high and cannot predict whether it will experience shortages in the future. If such a shortage were to occur and additional increases in driver pay rates were necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel decreased 1.0 cent per mile for the truckload segment despite steady diesel fuel prices, due primarily to the decrease in the percentage of company truck miles versus owner-operator miles, increasing percentages of aerodynamic trucks to improve fuel miles per gallon, and lowering out of route miles. Average fuel expense per gallon in second quarter 2007 was the same as second quarter 2006. The DOE national average fuel price was three cents per gallon lower in second quarter 2007 than second quarter 2006. The DOE price, which is reported each Monday, establishes the fuel surcharge rate per mile billable to the customer for shipments dispatched the following week. The Company's actual fuel costs are based on supplier rack fuel prices and can vary significantly from day-to-day, while the surcharge revenue rate typically changes only once a week. As a result, there can be significant variations between fuel costs and fuel surcharge revenues. During second quarter 2007 compared to second quarter 2006, the effect of the lower average DOE price per gallon compared to the flat fuel price per gallon caused fuel surcharge revenues to decline more than fuel costs in second quarter 2007 and resulted in a one-cent per share negative impact to earnings per share. In addition, there was a shifting of revenues from fuel surcharges to base rates due to (1) increased brokerage freight with all-in base and surcharge rates during the first five months of 2007 and (2) a few customers changing their fuel surcharge programs which had the effect of lowering fuel surcharge revenues and increasing base rate revenues. The industry-wide adoption of ultra-low sulfur diesel ("ULSD") fuel beginning in fourth quarter 2006 resulted in an approximate 2% degradation of fuel mile per gallon for all trucks, due to the lower energy content (btu) of ULSD.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will continue to increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2007, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Supplies and maintenance for the truckload segment increased 0.3 cents on a per-mile basis in second quarter 2007 due primarily to increases in over-the-road tractor repairs.

     Taxes and licenses for the truckload segment increased 0.6 cents per total mile due to higher state sales tax credits recognized in second quarter 2006.

     Insurance and claims for the truckload segment increased 0.9 cents on a per-mile basis due primarily to less favorable claims experience on higher-dollar liability claims and on cargo claims in second quarter 2007 compared to second quarter 2006. For the policy year that began August 1, 2006, the Company is responsible for the first $2.0 million per claim with an annual aggregate of $2.0 million for claims between $2.0 million and $3.0 million, and the Company is fully insured (i.e., no aggregate) for claims between $3.0 million and $5.0 million. For claims in excess of $5.0 million and less than $10.0 million, the Company is responsible for the first $5.0 million of claims in the policy year. The Company maintains liability insurance coverage with reputable insurance carriers substantially in excess of the $10.0 million per claim. For the policy year beginning August 1, 2007, the Company will be responsible for the first $2.0 million per claim with an annual aggregate of $8.0 million for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims between $5.0 million and $10.0 million. The Company's liability insurance premiums for the policy year beginning August 1, 2007 are slightly lower than the previous policy year.

     Rent and purchased transportation consists mainly of payments to third-party capacity providers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. As shown in the VAS statistics table on page 16, rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. VAS lowered its rent and purchased transportation expense as a percentage of VAS revenues to 88.7% in second quarter 2007 compared to 90.4% in second quarter 2006.

     Rent  and  purchased transportation for the truckload segment increased
1.0 cent per total mile in second quarter 2007 due primarily to the increase in the percentage of owner-operator truck miles versus company truck miles and an increase of the van and regional over-the-road owner-operators' settlement rate by two cents per mile effective May 1, 2006, offset by slightly lower reimbursements to owner-operators for fuel. The Company's customer fuel surcharge programs do not differentiate between miles generated by Company-owned trucks and miles generated by owner-operator trucks; thus, the small decrease in owner-operator fuel reimbursements is included with Company fuel expenses in calculating the per-share impact of fuel prices on earnings.

     The Company continues to experience difficulty attracting and retaining owner-operator drivers due to the challenging operating conditions including inflationary cost increases that are the responsibility of the owner-operators. The number of owner-operators increased slightly to 820 as of June 30, 2007 from a total of 805 as of June 30, 2006. The Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers were to occur and additional increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Other operating expenses for the truckload segment decreased 0.4 cents per mile in second quarter 2007. Gains on sales of assets (a reduction of other operating expenses), primarily trucks and trailers, increased to $7.6 million in second quarter 2007 compared to $7.1 million in second quarter 2006. In second quarter 2007, the Company continued to sell its oldest van trailers that are fully depreciated, replacing them with new trailers, and expects to continue doing so throughout the remainder of 2007.

     The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 41.8% for second quarter 2007 versus 41.0% for second quarter 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
-------------------------------------------------------------------------

Operating Revenues

     Operating revenues increased by 1.4% for the six months ended June 30, 2007, compared to the same period of the previous year. Excluding fuel surcharge revenues, trucking revenues decreased 0.4%, due primarily to a 0.2% decrease in average revenues per total mile. VAS revenues increased by $20.7 million (16.6%) due to ongoing growth in brokerage.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 93.7% for the six months ended June 30, 2007, compared to 91.9% for the same period of the previous year. Expense items that impacted the overall operating ratio are described below. The tables on page 16 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

     Owner-operator miles as a percentage of total miles increased to 12.1% for the six months ended June 30, 2007, from 11.7% for the six months ended June 30, 2006. This increase in owner-operator miles as a percentage of total miles shifted costs to the rent and purchased transportation category from other expense categories. The Company estimates that rent and purchased transportation expense for the truckload segment was higher by approximately 0.5 cents per total mile due to this increase, and other expense categories had offsetting decreases on a total-mile basis, as follows: salaries, wages and benefits (0.2 cents), fuel (0.2 cents), and depreciation (0.1 cent).

     Salaries, wages and benefits for non-drivers increased to support the growth in the VAS segment. Salaries, wages and benefits for the truckload segment increased 0.5 cents on a per-mile basis due to higher driver pay per mile resulting from the increase in discretionary pay items and higher group health insurance costs, offset by lower state unemployment tax expense and workers' compensation costs. Fuel decreased 0.4 cents per total mile due primarily to lower fuel expense per gallon and the decrease in the percentage of company truck miles versus owner-operator miles (see above). Supplies and maintenance increased 0.4 cents per total mile due to increases in over-the-road tractor repairs. Taxes and licenses were 0.4 cents per mile higher during the first six months of 2007 than the same period of 2006 due to increases in state fuel tax rates in 2007 and higher state sales tax credits recognized by the Company in 2006. Insurance increased 1.4 cents on a per-mile basis due primarily to an increase in the frequency and severity of claims. Rent and purchased transportation for the truckload segment increased 0.8 cents per total mile due primarily to an increase in the number of owner-operator tractors and the corresponding increase in owner-operator miles. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. Other operating expenses decreased 0.9 cents per total mile as lower gains on sales of assets in 2007 were offset by the additional $7.2 million of bad debt expense recorded in first quarter 2006 related to the bankruptcy of one of the Company's customers, APX Logistics, Inc. The Company's effective income tax rate was 41.8% and 41.1% for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources:

     During the six months ended June 30, 2007, the Company generated cash flow from operations of $134.3 million, a 8.7% decrease ($12.8 million) in cash flow compared to the same six-month period a year ago. The decrease in cash flow from operations is due primarily to a $7.8 million increase in accounts payable for revenue equipment from December 2005 to June 2006 compared to a $15.6 million decrease in accounts payable for revenue equipment from December 2006 to June 2007 as the Company is currently delaying the purchase of trucks with 2007 engines and lower net income in 2007, offset partially by improved working capital changes in other current assets and other current liabilities. Cash flow from operations enabled the Company to make net capital expenditures, make net repayments of debt, and repurchase common stock as discussed below.

     Net cash used in investing activities for the six-month period ended June 30, 2007 decreased by $13.1 million, from $39.3 million for the six-month period ended June 30, 2006 to $26.1 million for the six-month period ended June 30, 2007. Net property additions, primarily revenue equipment, were $29.4 million for the six-month period ended June 30, 2007 versus $41.8 million during the same period of 2006. The decrease was due primarily to the Company taking delivery of substantially fewer new trucks during the first half of 2007 as it delays purchases of trucks with the 2007 engines. The average age of the Company's truck fleet is 1.68 years at June 30, 2007 compared to 1.32 years as of June 30, 2006.

     As of June 30, 2007, the Company has committed to property and equipment purchases of approximately $19.8 million. The Company intends to fund these net capital expenditures through cash flow from operations and through financing available under its existing credit facilities, as management deems necessary.

     Net financing activities used $107.2 million and $100.6 million during the six months ended June 30, 2007 and 2006, respectively. The $6.6 million increase in cash used for financing activities was primarily the result of an increase in $18.6 million of repurchases of the Company's common stock in 2007, offset by $10.0 million in lower repayments of debt (net of borrowings) and an additional $2.4 million of proceeds and tax benefits from the exercise of stock options in 2007. The Company paid dividends of $6.7 million in the six-month period ended June 30, 2007 and $6.3 million in the six-month period ended June 30, 2006. The Company increased its quarterly dividend rate by $.005 per share beginning with the dividend paid in July 2006 and by an additional $.005 per share beginning with the dividend paid in July 2007. Financing activities also included common stock repurchases of $58.1 million and $39.5 million in the six-month periods ended June 30, 2007 and 2006, respectively. From time to time, the Company has repurchased, and may continue to repurchase, shares of its common stock. The timing and amount of such purchases depends on market and other factors. As of June 30, 2007, the Company had purchased 3,791,200 shares pursuant to its current repurchase authorization and had 2,208,800 shares remaining available for repurchase.

     Management believes the Company's financial position at June 30, 2007 is strong. As of June 30, 2007, the Company had $32.9 million of cash and cash equivalents and $851.6 million of stockholders' equity. As of June 30, 2007, the Company had $225.0 million of available credit pursuant to credit facilities, of which it had borrowed $50.0 million. The credit available under these facilities is further reduced by the $37.1 million in letters of credit the Company maintains. These letters of credit are primarily required as security for insurance policies. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Off-Balance Sheet Arrangements:

     As of June 30, 2007, the Company had no non-cancelable revenue equipment operating leases, and had no other arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

     Effective October 1, 2005, all truckload carriers became subject to revised hours of service ("HOS") regulations issued by the Federal Motor Carrier Safety Administration ("FMCSA"). The most significant change for the Company from the previous regulations is that drivers using the sleeper berth provision must take at least eight consecutive hours in the sleeper berth during their ten hours off-duty. Previously, drivers were allowed to split their ten hour off-duty time in the sleeper berth into two periods, provided neither period was less than two hours. This more restrictive sleeper berth provision is requiring some drivers to plan their time better. The greatest impact of these HOS changes was lower mileage productivity for those customers with multiple-stop shipments or those shipments with pickup or delivery delays. The Owner-Operator Independent Drivers Association ("OOIDA") filed a petition for review of the current HOS regulations with the U.S. Court of Appeals for the District of Columbia, challenging several issues, including the FMCSA justification for the 8-hour sleeper berth requirements described above. Public Citizen, a consumer safety organization, also filed a petition for review of the HOS regulations, challenging an 11-hour daily drive time limit and the 34-hour restart rule, which permits drivers who are off duty for 34 consecutive hours to reset their 8-day, 70-hour clock to zero hours.

     On December 4, 2006, a three-judge panel heard arguments on the petitions for review, and on July 24, 2007, the U.S. Court of Appeals issued its decision on the challenges made by OOIDA and Public Citizen to the driver HOS rules issued in 2005 by FMCSA. The Court rejected the OOIDA claims, including its challenge to the 8-hour sleeper berth requirements, and ruled in favor of Public Citizen on the 11-hour daily driving limit rule and the 34-hour restart rule.

     The Court described its concerns as procedural and vacated only the 11-hour daily driving limit and 34-hour restart provisions, leaving the rest of the 2005 rule in place. FMCSA has 45 days to petition for reconsideration. After that time, unless a stay is granted, the Court's mandate will issue within seven (7) days and the daily driving limit would be reduced to 10 hours and the 34-hour restart provision eliminated. The flaws that the Court found were procedural in nature and can be corrected by FMCSA should it elect to do so. The American Trucking Associations ("ATA") has indicated that it will work to provide support to FMCSA for re-adoption of the

11-hour daily driving limit and 34-hour restart, and in the meantime, will seek a stay from the Court that would allow those provisions to stay in place pending FMCSA's reevaluation.

     If not reversed, both rule changes could have a negative impact on mileage productivity for many carriers, since both rules can, in certain circumstances, have the effect of restricting a driver's hours on duty. The Company has begun the process of evaluating the impact of this ruling on its operations and is preparing to make modifications to its electronic driver hours of service system (paperless logs system) to implement the rules as modified by the Court's ruling, should that become necessary.

     On January 18, 2007, the Federal Motor Carrier Safety Administration published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register on the use of Electronic On-Board Recorders ("EOBRs") by the trucking industry for compliance with HOS rules. The intent of this proposed rule is to improve highway safety by fostering development of new EOBR technology for HOS compliance, encouraging its use by motor carriers through incentives, and requiring its use by operators with serious and continuing HOS compliance problems. Comments on the NPRM were to be received by April 18, 2007. Over eight years ago, the Company became the first, and only, trucking company in the United States to receive authorization from the DOT to use a global positioning system based paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities. While the Company does not believe the rule, as proposed, would have a significant effect on its operations and profitability, it will continue to monitor future developments.

     Beginning in January 2007, all newly manufactured truck engines must comply with a new set of more stringent engine emission standards mandated by the Environmental Protection Agency ("EPA"). Trucks manufactured with these new engines are estimated to cost $5,000-$10,000 more per truck, have slightly lower miles per gallon ("mpg"), and have higher maintenance costs. To delay the cost impact of these new emission standards, the Company kept its truck fleet new relative to historical company and industry standards. The Company's capital expenditures for new trucks have been and are expected to continue to be much lower in 2007. A new set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2010.

     Several states, counties and cities have enacted legislation or ordinances restricting idling of trucks to short periods of time. This is significant when it impacts the ability of the driver to idle the truck for purposes of operating air conditioning and heating systems particularly while in the sleeper berth. Many of the statutes or ordinances, recognizing the need of the drivers to have a comfortable environment in which to sleep, have made exceptions for those circumstances. California currently has such an exemption, however, the sleeper berth exemption will no longer exist after January 1, 2008. The Company is currently working on plans to address this issue in California. California has also enacted restrictions on Transport Refrigeration Units ("TRUs") emissions, which are scheduled to be phased in over several years beginning year-end 2008. Although legal challenges may be mounted, if the law becomes effective as scheduled it will require companies to operate only compliant TRUs in California. There are several alternatives for meeting these requirements which the Company is currently evaluating.

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

Accounting Standards:

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
("GAAP"), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of June 30, 2007, management believes that SFAS No. 157 will not have a material effect on the financial position, results of operations, and cash flows of the Company.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of June 30, 2007, management believes that SFAS No. 159 will not have a material effect on the financial position, results of operations, and cash flows of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, refining capacity, seasonality, weather, and other market factors. Historically, the Company has been able to recover a significant portion of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharges programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2007, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     The Company conducts business in Mexico and Canada and has begun operations in Asia. Foreign currency transaction gains and losses were not material to the Company's results of operations for second quarter 2007 and prior periods. To date, virtually all foreign revenues are denominated in U.S. dollars, and the Company receives payment for foreign freight services primarily in U.S. dollars to reduce direct foreign currency risk. Accordingly, the Company is not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows.

Interest Rate Risk

     The Company had $50.0 million of debt outstanding at June 30, 2007. The interest rates on the variable rate debt are based on the London Interbank Offered Rate ("LIBOR"). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $500,000. The Company has no derivative financial instruments to reduce its exposure to interest rate increases.

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

                                   PART II

                              OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On April 17, 2006, the Company announced that its Board of Directors approved an increase to its authorization for common stock repurchases of 6,000,000 shares. As of June 30, 2007, the Company had purchased 3,791,200 shares pursuant to this authorization and had 2,208,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     The following table summarizes the Company's common stock repurchases during the second quarter of 2007 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser", as defined by Rule 10b-18 of the Securities Exchange Act of 1934.


                    Issuer Purchases of Equity Securities


                                                                                   Maximum Number
                                                                                   (or Approximate
                                                           Total Number of        Dollar Value) of
                                                          Shares (or Units)    Shares (or Units) that
                   Total Number of                       Purchased as Part of        May Yet Be
                  Shares (or Units)  Average Price Paid   Publicly Announced     Purchased Under the
    Period            Purchased      per Share (or Unit)   Plans or Programs      Plans or Programs
                ---------------------------------------------------------------------------------------
April 1-30, 2007        502,300            $19.23                502,300              3,206,500
May 1-31, 2007          604,900            $18.95                604,900              2,601,600
June 1-30, 2007         392,800            $19.03                392,800              2,208,800
                ---------------------                    ---------------------
Total                 1,500,000            $19.06              1,500,000              2,208,800
                =====================                    =====================


Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 8, 2007 for the purpose of electing two directors for three-year terms, adopting an amended and restated Equity Plan, and approving three proposed amendments to the Company's Articles of Incorporation. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees, and all such nominees were elected. Of the 73,900,461 shares entitled to vote, stockholders representing 72,297,798 shares (97.8%) were present in person or by proxy. The voting tabulation was as follows:


                                  Shares         Shares
                                  Voted          Voted
                                  "FOR"        "ABSTAIN"
                                ----------     ---------
     Gerald H. Timmerman        68,216,571     4,081,227
     Kenneth M. Bird            69,106,935     3,190,863


     Clarence L. Werner, Gary L. Werner, Gregory L. Werner, Michael L. Steinbach, Patrick J. Jung, and Duane K. Sather continued as directors after the meeting.

     The stockholders approved the adoption of an amended and restated Equity Plan. The voting tabulation was as follows:


                                     Shares Voted  Shares Voted  Shares Voted    Broker
                                        "FOR"       "AGAINST"     "ABSTAIN"    Non-Votes
                                     ------------  ------------  ------------  ---------
    Amended and Restated Equity Plan  51,808,593    15,194,068      53,665     5,241,472


     The stockholders approved the amendment to Article III of the Company's Articles of Incorporation regarding the Company's purpose and conduct of business. The voting tabulation was as follows:


                                          Shares Voted  Shares Voted  Shares Voted
                                             "FOR"       "AGAINST"     "ABSTAIN"
                                          ------------  ------------  ------------
     Articles of Incorporation Amendment   71,326,904      78,640       892,254


     The stockholders approved the amendment to Article VIII of the Company's Articles of Incorporation regarding indemnification provisions. The voting tabulation was as follows:


                                          Shares Voted  Shares Voted  Shares Voted
                                             "FOR"       "AGAINST"     "ABSTAIN"
                                          ------------  ------------  ------------
     Articles of Incorporation Amendment   70,376,209    1,878,022      43,567


     The stockholders approved the amendment to Article VIII, Section A of the Company's Articles of Incorporation regarding greater limitation on liabilities of directors. The voting tabulation was as follows:


                                          Shares Voted  Shares Voted  Shares Voted
                                             "FOR"       "AGAINST"     "ABSTAIN"
                                          ------------  ------------  ------------
     Articles of Incorporation Amendment   70,947,766    1,304,109      45,923


Item 6.  Exhibits.

   Index of Exhibits

   Exhibit 3(i) Restated Articles of Incorporation (filed herewith)
   Exhibit 3(ii) Revised and Restated By-Laws (filed herewith)
   Exhibit 10.1 Werner  Enterprises,   Inc.  Equity  Plan  (Incorporated  by
       reference to Exhibit 99.1 to the Company's report on Form 8-K dated May 8, 2007)
   Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification (filed herewith)
   Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification (filed herewith)
   Exhibit 32.1 Section 1350 Certification (filed herewith)
   Exhibit 32.2 Section 1350 Certification (filed herewith)

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:     August 2, 2007       By:   /s/ John J. Steele
       --------------------          ---------------------------------------
                                     John J. Steele
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer



Date:     August 2, 2007       By:   /s/ James L. Johnson
       --------------------          ---------------------------------------
                                     James L. Johnson
                                     Senior Vice President, Controller and
                                     Corporate Secretary