Form 10-Q
period 2007-09-30
WERNER ENTERPRISES INC
filed 2007-10-31
CIK 793074

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[Mark one]
 [ X ] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
                                     OR
 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

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

     As of October 25, 2007, 71,606,989 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                            INDEX TO FORM 10-Q
                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated  Statements of Income for the Three Months  Ended
        September 30, 2007 and 2006                                        3

        Consolidated  Statements of Income for the Nine  Months  Ended
        September 30, 2007 and 2006                                        4

        Consolidated Condensed Balance Sheets as of September 30, 2007
        and December 31, 2006                                              5

        Consolidated  Statements of Cash Flows  for  the  Nine  Months
        Ended September 30, 2007 and 2006                                  6

        Notes to Consolidated Financial Statements as of September 30,
        2007                                                               7

Item 2. Management's  Discussion and Analysis of  Financial  Condition
        and Results of Operations                                         12

Item 3. Quantitative and Qualitative Disclosures About Market Risk        26

Item 4. Controls and Procedures                                           27

PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       28

Item 6. Exhibits                                                          29

                                   PART I

                            FINANCIAL INFORMATION

Item 1. Financial Statements.

     The interim consolidated financial statements contained herein reflect all adjustments, which in the opinion of management, are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and were also prepared without audit. The interim consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although in management's opinion, the disclosures are adequate so that the information presented is not misleading.

     Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

     These interim consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                September 30
---------------------------------------------------------------------------
                                                     2007          2006
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $ 510,260     $ 541,297
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                     150,789       149,466
   Fuel                                             101,859       106,946
   Supplies and maintenance                          40,698        41,427
   Taxes and licenses                                28,796        30,069
   Insurance and claims                              22,001        24,079
   Depreciation                                      41,087        42,623
   Rent and purchased transportation                 87,537       105,150
   Communications and utilities                       4,978         5,117
   Other                                             (4,549)       (4,266)
                                                ---------------------------
    Total operating expenses                        473,196       500,611
                                                ---------------------------

Operating income                                     37,064        40,686
                                                ---------------------------

Other expense (income):
   Interest expense                                     527            65
   Interest income                                   (1,015)       (1,079)
   Other                                                 54            59
                                                ---------------------------
    Total other expense (income)                       (434)         (955)
                                                ---------------------------

Income before income taxes                           37,498        41,641

Income taxes                                         15,648        17,090
                                                ---------------------------

Net income                                        $  21,850     $  24,551
                                                ===========================

Earnings per share:

     Basic                                        $     .30     $     .32
                                                ===========================
     Diluted                                      $     .30     $     .31
                                                ===========================

Dividends declared per share                      $    .050     $    .045
                                                ===========================

Weighted-average common shares outstanding:

     Basic                                           72,305        77,150
                                                ===========================
     Diluted                                         73,501        78,564
                                                ===========================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                     Nine Months Ended
(In thousands, except per share amounts)                September 30
---------------------------------------------------------------------------
                                                     2007          2006
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $ 1,545,459   $ 1,562,108
                                                  -------------------------

Operating expenses:
   Salaries, wages and benefits                       451,645       445,822
   Fuel                                               290,862       298,404
   Supplies and maintenance                           120,366       118,201
   Taxes and licenses                                  88,276        87,443
   Insurance and claims                                70,128        64,887
   Depreciation                                       125,273       124,796
   Rent and purchased transportation                  296,655       294,504
   Communications and utilities                        15,252        14,839
   Other                                              (15,714)      (10,647)
                                                  -------------------------
    Total operating expenses                        1,442,743     1,438,249
                                                  -------------------------

Operating income                                      102,716       123,859
                                                  -------------------------

Other expense (income):
   Interest expense                                     2,920           342
   Interest income                                     (2,989)       (3,295)
   Other                                                  172           185
                                                  -------------------------
    Total other expense (income)                          103        (2,768)
                                                  -------------------------

Income before income taxes                            102,613       126,627

Income taxes                                           42,841        52,026
                                                  -------------------------

Net income                                        $    59,772   $    74,601
                                                  =========================

Earnings per share:

     Basic                                        $       .81   $       .95
                                                  =========================
     Diluted                                      $       .80   $       .94
                                                  =========================

Dividends declared per share                      $      .145   $      .130
                                                  =========================

Weighted-average common shares outstanding:

     Basic                                             73,482        78,269
                                                  =========================
     Diluted                                           74,810        79,728
                                                  =========================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)            September 30    December 31
----------------------------------------------------------------------------
                                                    2007           2006
----------------------------------------------------------------------------
                                                 (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                    $    20,850      $    31,613
   Accounts receivable, trade, less allowance
     of $9,634 and $9,417, respectively             218,094          232,794
   Other receivables                                 13,890           17,933
   Inventories and supplies                          11,002           10,850
   Prepaid taxes, licenses and permits                7,551           18,457
   Current deferred income taxes                     28,477           25,251
   Other current assets                              26,197           24,143
                                                ----------------------------
     Total current assets                           326,061          361,041
                                                ----------------------------
Property and equipment                            1,634,244        1,687,220
Less - accumulated depreciation                     621,445          590,880
                                                ----------------------------
     Property and equipment, net                  1,012,799        1,096,340
                                                ----------------------------
Other non-current assets                             19,640           20,792
                                                ----------------------------
                                                $ 1,358,500      $ 1,478,173
                                                ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $    64,254      $    75,821
   Insurance and claims accruals                     78,365           73,782
   Accrued payroll                                   25,057           21,344
   Other current liabilities                         17,742           19,963
                                                ----------------------------
     Total current liabilities                      185,418          190,910
                                                ----------------------------
Long-term debt, net of current portion               10,000          100,000
Other long-term liabilities                           7,185              999
Insurance and claims accruals, net of current
  portion                                           104,500           99,500
Deferred income taxes                               205,639          216,413
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 71,804,271 and 75,339,297 shares
     outstanding, respectively                          805              805
   Paid-in capital                                  100,804          105,193
   Retained earnings                                911,344          862,403
   Accumulated other comprehensive income (loss)       (339)            (207)
   Treasury stock, at cost; 8,729,265 and
     5,194,239 shares, respectively                (166,856)         (97,843)
                                                ----------------------------
     Total stockholders' equity                     845,758          870,351
                                                ----------------------------
                                                $ 1,358,500      $ 1,478,173
                                                ============================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
(In thousands)                                           September 30
-----------------------------------------------------------------------------
                                                     2007             2006
-----------------------------------------------------------------------------
                                                          (Unaudited)

Cash flows from operating activities:
   Net income                                      $  59,772        $  74,601
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    125,273          124,796
     Deferred income taxes                            (8,930)            (642)
     Gain on disposal of property and equipment      (19,300)         (21,516)
     Stock based compensation                          1,192            1,830
     Other long-term assets                            1,580             (316)
     Insurance claims accruals, net of current
       portion                                         5,000            4,000
     Other long-term liabilities                         848              347
     Changes in certain working capital items:
       Accounts receivable, net                       14,700           (1,487)
       Other current assets                           12,743            7,832
       Accounts payable                              (11,567)          33,228
       Other current liabilities                       5,875            4,116
                                                   --------------------------
    Net cash provided by operating activities        187,186          226,789
                                                   --------------------------
Cash flows from investing activities:
   Additions to property and equipment              (111,899)        (246,797)
   Retirements of property and equipment              84,621          118,498
   Decrease in notes receivable                        4,418            3,977
                                                   --------------------------
    Net cash used in investing activities            (22,860)        (124,322)
                                                   --------------------------
Cash flows from financing activities:
   Repayments of short-term debt                     (30,000)         (60,000)
   Proceeds from issuance of long-term debt           10,000           10,000
   Repayments of long-term debt                      (70,000)               -
   Dividends on common stock                         (10,363)          (9,830)
   Repurchases of common stock                       (87,052)         (57,392)
   Stock options exercised                             8,178            3,265
   Excess tax benefits from exercise of stock
     options                                           4,280            2,144
                                                   --------------------------
    Net cash used in financing activities           (174,957)        (111,813)
                                                   --------------------------

Effect of exchange rate fluctuations on cash            (132)            (292)
Net decrease in cash and cash equivalents            (10,763)          (9,638)
Cash and cash equivalents, beginning of period        31,613           36,583
                                                   --------------------------
Cash and cash equivalents, end of period           $  20,850        $  26,945
                                                   ==========================
Supplemental disclosures of cash flow
information:
Cash paid during the period for:
   Interest                                        $   3,606        $     392
   Income taxes                                    $  47,574        $  51,242
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                     $   4,846        $   6,408

         See Notes to Consolidated Financial Statements (Unaudited).

                           WERNER ENTERPRISES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)  Comprehensive Income

     Other than its net income, the Company's only other source of comprehensive income (loss) is foreign currency translation adjustments.
Comprehensive income (loss) from foreign currency translation adjustments was ($445) and $718 (in thousands) for the three-month periods and ($132)
and ($292) (in thousands) for the nine-month periods ended September 30, 2007 and 2006, respectively.

(2)  Long-Term Debt

     Long-term debt consisted of the following (in thousands):


                                                September 30   December 31
                                                ------------   -----------
                                                    2007          2006
                                                ------------   -----------
      Notes payable to banks under committed
        credit facilities                        $    10,000   $   100,000
      Less current maturities                              -             -
                                                ------------   -----------
      Long-term debt, net                        $    10,000   $   100,000
                                                ============   ===========


     The notes payable to banks under committed credit facilities bear variable interest (6.15% on September 30, 2007) based on the London Interbank Offered Rate ("LIBOR") and mature in May 2011. As of September 30, 2007, the Company has an additional $215.0 million of available credit under its credit facilities with two banks, and this amount is further reduced by $37.1 million in letters of credit under which the Company is obligated. Each of the debt agreements include, among other things, two financial covenants requiring that the Company (i) not exceed a maximum ratio  of  total debt to total capitalization and (ii) not exceed a  maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable (as defined in the credit facility). The Company was in compliance with these covenants as of September 30, 2007.

     Effective August 6, 2007, the Company amended its $50.0 million bank credit facility with Harris, N.A., extending the expiration date of the facility from May 31, 2008 to May 31, 2009.

(3)  Income Taxes

     The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized an additional $0.3 million net liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. After recognizing the additional liability, the Company had a total gross liability for unrecognized tax benefits of $5.3 million as of the adoption date, which is included in other long-term liabilities. If recognized, $3.4 million of unrecognized tax benefits would impact the Company's effective tax rate. Interest of $1.4 million has been reflected as a component of the total liability. It is the Company's policy to recognize as additional income tax expense the items of interest and penalties directly related to income taxes.

     For the three-month and nine-month periods ended September 30, 2007, there were no material changes to the total amount of unrecognized tax benefits. The Company does not expect any significant increases or decreases for uncertain tax positions during the next twelve months, except for the potential outcome of the matter discussed in Note 4.

     The Company files U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The Company has tax returns, subject to examination, primarily for tax returns filed during 2003 through 2007 in addition to returns filed during 1999 through 2002 due to an extension of the statute of limitations.

(4)  Commitments and Contingencies

     As of September 30, 2007, the Company has commitments for net capital expenditures of approximately $16.2 million.

     During first quarter 2006, in connection with an audit of the Company's federal income tax returns for the years 1999 to 2002, the Company received a notice from the Internal Revenue Service ("IRS") proposing to disallow a significant deduction. This deduction was based on a timing difference between financial reporting and tax reporting, and, if the Company does not ultimately prevail, would result in interest charges, which the Company records as a component of income tax expense in the Company's financial statements. This timing difference deduction was reversed in the Company's 2004 income tax return. The Company formally protested this matter in April 2006, which is currently under review by an IRS appeals officer. The initial conference with the appeals officer occurred in March 2007. The Company's management and tax advisors have held several meetings and conference calls with the appeals officer in the last several weeks in an attempt to resolve this matter. It is the Company's current expectation that in the next few weeks, the Company will make a formal offer to the IRS to settle this matter. As a result, the Company's current expectation is that the anticipated settlement of this matter may likely result in the Company paying interest charges in an amount estimated to be in the range of $4.0 million to $7.2 million, net of taxes, as of September 30, 2007. The Company expects to resolve this issue before fiscal year end, and in that event, the Company will record the estimated interest, net of taxes, for this matter in its fourth quarter 2007 financial statements.

(5)  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The difference between basic and diluted earnings per share for all periods presented is attributed to the common stock equivalents that are assumed to be issued upon the exercise of stock options. The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).


                                          Three Months Ended      Nine Months Ended
                                             September 30           September 30
                                         --------------------    --------------------
                                            2007      2006         2007       2006
                                         --------------------    --------------------
       Net income                        $  21,850  $  24,551    $  59,772  $  74,601
                                         ====================    ====================

       Weighted-average common shares
         outstanding                        72,305     77,150       73,482     78,269
       Common stock equivalents              1,196      1,414        1,328      1,459
                                         --------------------    --------------------
       Shares used in computing diluted
         earnings per share                 73,501     78,564       74,810     79,728
                                         ====================    ====================
       Basic earnings per share          $     .30  $     .32    $     .81  $     .95
                                         ====================    ====================
       Diluted earnings per share        $     .30  $     .31    $     .80  $     .94
                                         ====================    ====================


     The calculation of diluted earnings per share for the periods indicated excludes the following outstanding options to purchase shares of common stock because they were anti-dilutive (the option price was greater than the average market price of the common shares):


                                            Three Months Ended             Nine Months Ended
                                               September 30                   September 30
                                        ----------------------------  ----------------------------
                                            2007           2006           2007           2006
                                        ----------------------------  ----------------------------
       Number of options                       24,500         29,500         29,500         24,500

       Range of option purchase prices  $19.84-$20.36  $19.26-$20.36  $19.26-$20.36  $19.84-$20.36


(6)  Stock Based Compensation

     The Company's Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. Options are granted at prices equal to the market value of the common stock on the date the option is granted. The Board of Directors or the Compensation Committee will determine the vesting conditions of the award. Option awards currently outstanding become exercisable in installments from eighteen to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. No awards of restricted stock or stock appreciation rights have been issued. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of September 30, 2007, there were 8,892,657 shares available for granting additional awards.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("No. 123R") using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after January 1, 2006 for (i) the portion of outstanding awards not yet vested as of January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures and (ii) all share-based payments granted on or after January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123R. Stock-based employee compensation expense was $0.4 million and $0.5 million for the three-month periods and $1.2 million and $1.8 million for the nine-month periods ended September 30, 2007 and 2006, respectively, and such expense is included in salaries, wages and benefits within the consolidated statements of income. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $0.2 million and $0.2 million for the three-month periods and $0.5 million and $0.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively. There was no cumulative effect of initially adopting SFAS No. 123R.

     The following table summarizes Stock Option Plan activity for the nine months ended September 30, 2007:


                                                          Weighted-
                                                           Average
                                    Number   Weighted-    Remaining   Aggregate
                                     of       Average    Contractual  Intrinsic
                                   Options   Exercise       Term        Value
                                  (in 000s)  Price ($)     (Years)     (in 000s)
                                  ----------------------------------------------
Outstanding at beginning of period  4,565   $     11.03
   Options granted                      -   $         -
   Options exercised                 (965)  $      8.47
   Options forfeited                    -   $         -
   Options expired                     (2)  $      8.65
                                  -------
Outstanding at end of period        3,598   $     11.72      4.54     $   20,498
                                  =======
Exercisable at end of period        2,802   $     10.04      3.75     $   20,326
                                  =======


     The Company granted no stock options during the three-month and nine-month periods ended September 30, 2007 and granted no stock options during the three-month period and granted 5,000 stock options during the nine-month period ended September 30, 2006. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:


                                                         Nine Months Ended
                                                            September 30
                                                       ---------------------
                                                                2006
                                                       ---------------------
Risk-free interest rate                                          4.7 %
Expected dividend yield                                         0.88 %
Expected volatility                                               36 %
Expected term (in years)                                         4.9
Grant-date fair value                                          $7.37


     The risk-free interest rate assumption was based on average five-year U.S. Treasury note yields. The expected volatility was based on historical daily price changes of the Company's stock since June 2001. The expected term was the average number of years that the Company estimated these options will be outstanding. The Company considers groups of employees that have similar historical exercise behavior separately for valuation purposes.

     The total intrinsic value of stock options exercised was $3.7 million and $0.1 million for the three-month periods and $10.4 million and $5.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.5 million and is expected to be recognized over a weighted average period of 1.2 years.

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

(7)  Segment Information

     The Company has two reportable segments - Truckload Transportation Services ("Truckload") and Value Added Services ("VAS").

     The Truckload segment consists of six operating fleets that have been aggregated because they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("No. 131"). The Dedicated Services fleet provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility. The medium-to-long-haul Van fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional short-haul fleet provides comparable truckload van service within five geographic regions across the U.S. The Expedited fleet provides time-sensitive truckload services utilizing driver teams. The Flatbed and Temperature-Controlled fleets provide truckload services for products with specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $2.2 million and $3.1 million for the three-month periods and $7.6 million and $8.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively. These revenues consist primarily of the portion of shipments delivered to or from Mexico where the Company utilizes a third-party capacity provider.

     The VAS segment generates the majority of the Company's non-trucking revenues. The services provided by the VAS segment include truck brokerage, freight management (single-source logistics), intermodal and international services.

     The Company generates other revenues related to third-party equipment maintenance, equipment leasing and other business activities. None of these operations meet the quantitative threshold reporting requirements of SFAS No. 131. As a result, these operations are grouped in "Other" in the tables below. "Corporate" includes revenues and expenses that are incidental to the activities of the Company and are not attributable to any of its operating segments. The Company does not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. The Company has no significant intersegment sales or expense transactions that would require the elimination of revenue between the Company's segments in the table below.

     The following tables summarize the Company's segment information (in thousands):


                                                      Revenues
                                                      --------
                                     Three Months Ended       Nine Months Ended
                                        September 30            September 30
                                   ----------------------  ------------------------
                                      2007        2006        2007         2006
                                   ----------------------  ------------------------
Truckload Transportation Services  $  451,272  $  466,379  $ 1,332,148  $ 1,356,296
Value Added Services                   54,517      71,405      200,243      196,383
Other                                   3,781       2,801       11,178        7,081
Corporate                                 690         712        1,890        2,348
                                   ----------------------  ------------------------
Total                              $  510,260  $  541,297  $ 1,545,459  $ 1,562,108
                                   ======================  ========================



                                                  Operating Income
                                                  ----------------
                                     Three Months Ended       Nine Months Ended
                                        September 30            September 30
                                   ----------------------  ------------------------
                                      2007        2006        2007         2006
                                   ----------------------  ------------------------
Truckload Transportation Services  $   33,066  $   38,880  $    91,474  $   118,006
Value Added Services                    3,181       1,850        9,578        5,726
Other                                     864         408        2,507        1,038
Corporate                                 (47)       (452)        (843)        (911)
                                   ----------------------  ------------------------
Total                              $   37,064  $   40,686  $   102,716  $   123,859
                                   ======================  ========================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the financial statements from management's perspective with respect to the Company's financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:
       * Cautionary Note Regarding Forward-Looking Statements
       * Overview
       * Results of Operations
       * Liquidity and Capital Resources
       * Off-Balance Sheet Arrangements
       * Regulations
       * Critical Accounting Policies
       * Accounting Standards

     The MD&A should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Cautionary Note Regarding Forward-Looking Statements:

     This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to the Company's management. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "project" and other similar terms and language. The Company believes the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause actual results to differ materially from the anticipated results expressed in such forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A, "Risk Factors", in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, the Company assumes no obligation to update forward-looking statements to reflect subsequent events or circumstances.

Overview:

     The Company operates in the truckload sector of the trucking industry, with a focus on transporting consumer nondurable products that ship more consistently throughout the year. The Company's success depends on its ability to efficiently manage its resources in the delivery of truckload transportation and logistics services to its customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. The Company's ability to adapt to changes in customer transportation requirements is a key element in efficiently deploying resources and making capital investments in tractors and trailers. Although the Company's business volume is not highly concentrated, the Company may also be affected by the financial failure of customers or the loss of a customer's business.

     Operating revenues consist of trucking revenues generated by the six operating fleets in the Truckload Transportation Services segment (dedicated, medium-to-long-haul van, regional short-haul, expedited, flatbed, and temperature-controlled) and non-trucking revenues generated primarily by the Company's VAS segment. The Company's Truckload segment also includes a small amount of non-trucking revenues, consisting primarily of the portion of shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS and Truckload segments. Trucking revenues accounted for approximately 88% of total operating revenues in third quarter 2007, and non-trucking and other operating revenues accounted for approximately 12%.

     Trucking services typically generate revenue on a per-mile basis. Other sources of trucking revenue include fuel surcharges and accessorial revenue (such as stop charges, loading/unloading charges, and equipment detention charges). Because fuel surcharge revenues fluctuate in response to changes in fuel costs, these revenues are identified separately within the operating statistics table and are excluded from the statistics to provide a more meaningful comparison between periods. The non-trucking revenues in the operating statistics table include such revenues generated by a fleet whose operations fall within the Truckload segment. The Company does this so that it can calculate the revenue statistics in the operating statistics table using only revenue generated by company-owned and owner-operator trucks. The key statistics used to evaluate trucking revenues (excluding fuel surcharges) are average revenues per tractor per week, per-mile rates charged to customers, average monthly miles generated per tractor, average percentage of empty miles, average trip length, and average number of tractors in service. General economic conditions, seasonal freight patterns in the trucking industry, and industry capacity are key factors that impact these statistics.

     The Company's most significant resource requirements are company drivers, owner-operators, tractors, trailers, and related costs of operating its equipment (such as fuel and related fuel taxes, driver pay, insurance, and supplies and maintenance). The Company has historically been successful mitigating its risk to increases in fuel prices by recovering additional fuel surcharges from its customers that recoup a majority of the increased fuel costs; however, there is no assurance that current recovery levels will continue in future periods. The Company's financial results are also affected by availability of company drivers and owner-operators and the market for new and used revenue equipment. Because the Company is self-insured for a significant portion of cargo, personal injury, and property damage claims on its revenue equipment and for workers' compensation benefits for its employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, weather, the legal and regulatory environments, and the costs of insurance coverage to protect against catastrophic losses.

     The operating ratio is a common industry measure used to evaluate the profitability of the Company and its trucking operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact trucking operations are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance, and insurance and claims. These expenses generally vary based on the number of miles generated. As such, the Company also evaluates these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers, and non-trucking revenues. As discussed further in the comparison of operating results for third quarter 2007 to third quarter 2006, several industry-wide issues could cause costs to increase in future periods. These issues include a softer freight market, changing fuel prices, and a challenging driver recruiting and retention market. The Company's main fixed costs include depreciation expense for tractors  and trailers and equipment licensing fees (included in  taxes  and licenses expense). Depreciation expense has been affected by the engine emission standards that became effective in October 2002 (phase 1) for all newly purchased trucks. These emission standards resulted in increased truck purchase costs. In addition, a new set of more stringent engine emissions standards mandated by the Environmental Protection Agency ("EPA") became effective in January 2007 for all newly manufactured trucks. The Company expects that trucks with engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than trucks with the current engines. The trucking operations require substantial cash expenditures for the purchase of tractors and trailers. In 2005 and 2006, the Company accelerated its normal three-year replacement cycle for company-owned tractors. These purchases were funded by net cash from operations and financing available under the Company's existing credit facilities, as management deemed necessary. The Company's new truck fleet has allowed it to delay purchases of trucks with the 2007 engines.

     Non-trucking services provided by the Company, primarily through its VAS division, include truck brokerage, freight management (single-source logistics), intermodal, and international. These services are discussed further on page 18. Unlike the Company's trucking operations, the non-trucking operations are less asset-intensive and are instead dependent upon qualified employees, information systems, and the services of qualified third-party capacity providers. The most significant expense item related to these non-trucking services is the cost of transportation paid by the Company to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other expenses include salaries, wages and benefits and computer hardware and software depreciation. The Company evaluates the non-trucking operations by reviewing the gross margin percentage (revenues less rent and purchased transportation expense expressed as a percentage of revenues) and the operating income percentage. The operating income percentage for the non-trucking business is lower than those of the trucking operations, but the return on assets is substantially higher.

Results of Operations:

     The following table sets forth certain industry data regarding the freight revenues and operations of the Company for the periods indicated.


                                 Three Months Ended              Nine Months Ended
                                    September 30       %           September 30          %
                                -------------------           -----------------------
                                  2007       2006    Change      2007         2006     Change
                                --------   --------  ------   ----------   ----------  ------
Trucking revenues, net of
  fuel surcharge (1)            $371,746   $381,108   -2.5%   $1,113,221   $1,125,261   -1.1%
Trucking fuel surcharge
  revenues (1)                    77,286     82,088   -5.8%      211,072      222,189   -5.0%
Non-trucking revenues,
  including VAS (1)               56,725     74,519  -23.9%      207,860      205,068    1.4%
Other operating revenues (1)       4,503      3,582   25.7%       13,306        9,590   38.7%
                                --------   --------           ----------   ----------
       Operating revenues (1)   $510,260   $541,297   -5.7%   $1,545,459   $1,562,108   -1.1%
                                ========   ========           ==========   ==========

Operating ratio
  (consolidated) (2)                92.7%      92.5%                93.4%        92.1%
Average monthly miles
  per tractor                      9,956      9,742    2.2%        9,846        9,837    0.1%
Average revenues per
  total mile (3)                  $1.474     $1.475   -0.1%       $1.460       $1.462   -0.1%
Average revenues per
  loaded mile (3)                 $1.702     $1.696    0.4%       $1.688       $1.679    0.5%
Average percentage of
  empty miles                      13.38%     13.00%   2.9%        13.47%       12.92%   4.3%
Average trip length in
  miles (loaded)                     550        581   -5.3%          561          583   -3.8%
Total miles (loaded and
  empty) (1)                     252,128    258,329   -2.4%      762,327      769,498   -0.9%
Average tractors in service        8,441      8,839   -4.5%        8,603        8,692   -1.0%
Average revenues per
  tractor per week (3)            $3,388     $3,317    2.1%       $3,318       $3,320   -0.1%
Total tractors (at
  quarter end)
       Company                     7,620      8,050                7,620        8,050
       Owner-operator                810        810                  810          810
                                --------   --------           ----------   ----------
              Total tractors       8,430      8,860                8,430        8,860

Total trailers (truck and
  intermodal, at quarter end)     24,765     25,330               24,765       25,330

(1) Amounts in thousands.
(2) Operating  expenses  expressed  as  a  percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.


     The following table sets forth the revenues, operating expenses, and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $2.2 million and $3.1 million for the three-month periods and $7.6 million and $8.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively, as described on page 11.


                                           Three Months Ended                  Nine Months Ended
                                              September 30                        September 30
                                   --------------------------------  ------------------------------------
Truckload Transportation Services        2007             2006               2007               2006
 (amounts in 000s)                 ---------------  ---------------  -----------------  -----------------
---------------------------------      $       %        $       %         $        %         $        %
                                   ---------------  ---------------  -----------------  -----------------
Revenues                           $451,272  100.0  $466,379  100.0  $1,332,148  100.0  $1,356,296  100.0
Operating expenses                  418,206   92.7   427,499   91.7   1,240,674   93.1   1,238,290   91.3
                                   --------         --------         ----------         ----------
Operating income                   $ 33,066    7.3  $ 38,880    8.3  $   91,474    6.9  $  118,006    8.7
                                   ========         ========         ==========         ==========


     Higher fuel prices and higher fuel surcharge collections increase the Company's consolidated operating ratio and the Truckload segment's operating ratio when fuel surcharges are reported on a gross basis as revenues versus netting against fuel expenses. Eliminating fuel surcharge revenues, which are generally a more volatile source of revenue, provides a more consistent basis for comparing the results of operations from period to period. The following table calculates the Truckload segment's operating ratio as if fuel surcharges were excluded from revenue and instead reported as a reduction of operating expenses.


                                           Three Months Ended                  Nine Months Ended
                                              September 30                        September 30
                                   --------------------------------  ------------------------------------
Truckload Transportation Services        2007             2006               2007                2006
 (amounts in 000s)                 ---------------  ---------------  -----------------  -----------------
---------------------------------      $       %        $       %         $        %         $        %
                                   ---------------  ---------------  -----------------  -----------------
Revenues                           $451,272         $466,379         $1,332,148         $1,356,296
Less: trucking fuel surcharge
  revenues                           77,286           82,088            211,072            222,189
                                   --------         --------         ----------         ----------
Revenues, net of fuel surcharges    373,986  100.0   384,291  100.0   1,121,076  100.0   1,134,107  100.0
                                   --------         --------         ----------         ----------
Operating expenses                  418,206          427,499          1,240,674          1,238,290
Less: trucking fuel surcharge
  revenues                           77,286           82,088            211,072            222,189
                                   --------         --------         ----------         ----------
Operating expenses, net of
  fuel surcharges                   340,920   91.2   345,411   89.9   1,029,602   91.8   1,016,101   89.6
                                   --------         --------         ----------         ----------
Operating income                   $ 33,066    8.8  $ 38,880   10.1  $   91,474    8.2  $  118,006   10.4
                                   ========         ========         ==========         ==========


     The following table sets forth the VAS segment's non-trucking revenues, rent and purchased transportation, other operating expenses, and operating income. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party transportation costs), communications and utilities, and other operating expense categories.


                                           Three Months Ended                  Nine Months Ended
                                              September 30                        September 30
                                   --------------------------------  ------------------------------------
Value Added Services                     2007             2006               2007                2006
 (amounts in 000s)                 ---------------  ---------------  -----------------  -----------------
--------------------                   $       %        $       %         $        %         $        %
                                   ---------------  ---------------  -----------------  -----------------
Revenues                           $ 54,517  100.0  $ 71,405  100.0  $200,243    100.0  $196,383    100.0
Rent and purchased
  transportation expense             45,963   84.3    64,873   90.9   175,200     87.5   177,968     90.6
                                   --------         --------         --------           --------
Gross margin                          8,554   15.7     6,532    9.1    25,043     12.5    18,415      9.4
Other operating expenses              5,373    9.9     4,682    6.5    15,465      7.7    12,689      6.5
                                   --------         --------         --------           --------
Operating income                   $  3,181    5.8  $  1,850    2.6  $  9,578      4.8  $  5,726      2.9
                                   ========         ========         ========           ========


Three  Months  Ended  September  30, 2007 Compared  to  Three  Months  Ended
----------------------------------------------------------------------------
September 30, 2006
------------------

Operating Revenues

     Operating revenues decreased 5.7% for the three months ended September 30, 2007, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 2.5% due primarily to a 4.5% decrease in the average number of tractors in service (as discussed further below), offset by a 2.2% increase in average monthly miles per tractor. The average percentage of empty miles increased to 13.4% in third quarter 2007 from 13.0% in third quarter 2006. A significant portion of the increase in the empty mile percentage is due to the softer freight market as well as a reduction in the Company's average length of haul.

     Freight demand softness and the temporary increase in the supply of trucks caused by the industry truck prebuy (i.e., accelerated purchases of tractors ahead of the January 1, 2007 EPA engine emission standards) made for continued challenging market conditions during third quarter 2007. Load volumes for the Company's Van Network (comprised of the medium-to-long haul van, regional short-haul, and expedited operating fleets) were lower in July, August, and September than in the same months of the previous four years. However, due to the load count weakness that began in August 2006, load volumes in August and September 2007 were only slightly lower than load volumes in August and September 2006. Load volumes in third quarter 2007 improved slightly from July to September, albeit at a slower rate of improvement than the typical seasonal progression during these months. Freight volumes picked up modestly due to a typical end-of-quarter push at the end of third quarter 2007.

     Load volumes were lower for the Van Network during October 2007 compared to October 2006, and were significantly lower in the latter half of the month of October 2007. Prebook percentages of loads to trucks were slightly higher in the first half of October 2007 compared to the first half of October 2006 but were lower in the second half of October 2007 compared to the second half of October 2006, after considering the effect of the medium-to-long-haul Van fleet reduction that was initiated in mid-March 2007 and completed in June 2007.

     For the last year, truckload industry freight rates have been flat or lower due to (i) the significant truck prebuy prompted by changes to the EPA engine emission regulations that became effective for newly manufactured engines beginning January 2007, which added a total of 170,000 more trucks in the years 2005 and 2006 than are normally produced, and (ii) a softer freight market due to weakness in the housing and automotive sectors, inventory tightening, and moderate growth in the retail sector. Since April 2007, Class 8 truck production declined dramatically, and the Company expects this will continue for several more months. Over time, lower new truck production and inventory depletion of 2006 engine trucks on truck dealer lots should help to balance the supply of trucks with the freight market. During the same period in which truckload freight rates have been depressed, inflationary and operational cost pressures have severely challenged truckload carriers, particularly highly leveraged private carriers. If this environment continues, an increase in trucking company failures is more likely, which should also help to balance the supply of trucks. When the market improves, industry freight rates may likely rebound and increase more rapidly than normal.

     The Company has historically served its partner customers by making available a portion of its medium-to-long-haul Van fleet to meet their flex and surge shipment needs, at contractually agreed terms and rates. This fleet has the greatest exposure to the spot freight market and faced the most operational challenges since August 2006. In mid-March 2007, the Company began reducing its medium-to-long-haul Van fleet by 250 trucks to better match the volume of freight with the capacity of trucks and to improve profitability. By the latter part of April 2007, this initial goal was achieved, but the Company had not yet achieved the desired balance of trucks and freight. As a result, the Company decided to further reduce its medium-to-long-haul Van fleet by an additional 400 trucks, which was completed by the end of June 2007. The Company was able to transfer a portion of its Van fleet trucks to other more profitable fleets. The net impact to the total fleet was an approximate 500-truck reduction from mid-

March 2007 to the end of June 2007. The Company intends to meet its partner customers' flex and surge shipment needs using the breadth and depth of the 5,000 qualified carriers managed by the experienced VAS Brokerage team. During third quarter 2007, the truck fleet increased slightly, ending the quarter at 8,430 trucks. The Company may decide to further reduce its truck fleet in the future if freight market conditions are unfavorable.

     Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues decreased to $77.3 million in third quarter 2007 from $82.1 million in third quarter 2006. To lessen the effect of fluctuating fuel prices on the Company's margins, the Company collects fuel surcharge revenues from its customers. The Company's fuel surcharge programs are designed to recoup the higher cost of fuel from customers when fuel prices rise and provide customers with the benefit of lower costs when fuel prices decline. The truckload industry's fuel surcharge standard is a one-cent per mile increase in rate for every five-cent per gallon increase in the Department of Energy ("DOE") weekly retail on-highway diesel prices that are used for most fuel surcharge programs. Decreases in the DOE national average fuel price, changes to customer fuel surcharge programs, and a change in the mix of customers contributed to the decrease in fuel surcharge revenues.

     VAS revenues decreased 23.7% to $54.5 million for the three months ended September 30, 2007 from $71.4 million for the three months ended September 30, 2006. VAS revenues are generated by the following VAS operating divisions: Truck Brokerage, Freight Management (single-source logistics), Intermodal, and International. Effective at the beginning of third quarter 2007, the Company and a large VAS Freight Management customer negotiated a structural change to their continuing arrangement related to the use of third-party carriers. This change affects the reporting of VAS revenues and purchased transportation expenses for this customer in third quarter 2007 and future periods, and consequently, the Company began reporting VAS revenues for this customer on a net basis (revenues net of purchased transportation expense) rather than on a gross basis. This change resulted in a reduction in VAS revenues and VAS rent and purchased transportation expense of $20.0 million from third quarter 2006 to third quarter 2007, but the change had no impact on the dollar amount of VAS gross margin or operating income. Excluding the affected freight revenues for this customer, VAS revenues grew 6% in third quarter 2007 compared to third quarter 2006.

     Brokerage continued to produce strong results with 16% revenue growth and improved operating income as a percentage of revenues. Freight Management successfully distributed freight to other operating divisions and continues to secure new customer business awards that generate growth across all Company business segments. Intermodal revenues declined by design, yet produced significant operating income improvement as the Company benefited from intermodal strategy changes that management began implementing during the latter part of 2006.

     Werner Global Logistics ("WGL") is actively assisting customers with innovative global supply chain solutions. Customer development efforts are progressing, and WGL currently has been awarded business with an annualized revenue run rate of approximately $25 million per year, in line with management's business plan. WGL continues to secure several new and meaningful customer business awards. Werner, through its subsidiaries and affiliates, is a licensed U.S. Non-Vessel Operating Common Carrier ("NVOCC"), U.S. Customs Broker, licensed Freight Forwarder in China, licensed China NVOCC, a Transportation Security Administration approved
Indirect Air Carrier, and an International Air Transport Association Accredited Cargo Agent.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 92.7% for the three months ended September 30, 2007, compared to 92.5% for the three months ended September 30, 2006. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 16 show the operating ratios and operating margins for the

Company's two reportable segments, Truckload Transportation Services and Value Added Services.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. The
Company evaluates operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.


                                Three Months Ended   Increase   Nine Months Ended   Increase
                                   September 30     (Decrease)    September 30     (Decrease)
                               --------------------            -------------------
                                  2007      2006     per Mile     2007     2006     per Mile
                               --------------------------------------------------------------
Salaries, wages and benefits     $0.578    $0.561      $0.017    $0.573   $0.563      $0.010
Fuel                              0.402     0.412      (0.010)    0.379    0.386      (0.007)
Supplies and maintenance          0.153     0.154      (0.001)    0.149    0.147       0.002
Taxes and licenses                0.114     0.116      (0.002)    0.115    0.113       0.002
Insurance and claims              0.087     0.093      (0.006)    0.092    0.084       0.008
Depreciation                      0.157     0.159      (0.002)    0.158    0.157       0.001
Rent and purchased transportation 0.165     0.155       0.010     0.159    0.151       0.008
Communications and utilities      0.019     0.019       0.000     0.020    0.019       0.001
Other                            (0.016)   (0.014)     (0.002)   (0.018)  (0.011)     (0.007)
                               --------------------------------------------------------------
Total                            $1.659    $1.655      $0.004    $1.627   $1.609      $0.018
                               ==============================================================


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles were a greater percentage of total miles at 12.7% in third quarter 2007 compared to 11.6% in third quarter 2006 due to the van fleet reduction (as discussed on page 17). Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses (including fuel, supplies and maintenance, and fuel taxes). This increase in owner-operator miles as a percentage of total miles shifted costs to the rent and purchased transportation category from other expense categories. The Company estimates that rent and purchased transportation expense for the Truckload segment was higher by approximately 1.3 cents per total mile due to this increase, and other expense categories had offsetting decreases on a total-mile basis, as follows: salaries, wages and benefits (0.4 cents), fuel (0.5 cents), depreciation (0.2 cents), supplies and maintenance (0.1 cent), and taxes and licenses (0.1 cent).

     The increase in salaries, wages and benefits of 1.7 cents per mile for the Truckload segment is primarily due to higher group health insurance costs, an increase in the percentage of dedicated fleet trucks, and an increase in student driver pay. Student pay increased as the average number of student drivers being trained during third quarter 2007 was higher than in third quarter 2006. Salaries, wages and benefits for non-drivers increased in third quarter 2007 compared to third quarter 2006 due to an increase in employees in the non-trucking VAS operations.

     The Company renewed its workers' compensation insurance coverage. For the policy year beginning April 2007, the Company continues to maintain a self-insurance retention of $1.0 million per claim and is no longer responsible for an annual aggregate amount of $1.0 million for claims above $1.0 million and below $2.0 million.

     The driver market remained challenging but was not quite as difficult in third quarter 2007 compared to third quarter 2006. The weakness in the construction market and the van fleet reduction contributed favorably to the Company's driver recruiting and retention efforts in third quarter 2007. The Company anticipates that competition for qualified drivers will remain high and cannot predict whether it will experience driver shortages in the future. If such a shortage were to occur and additional increases in driver pay rates were necessary to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel decreased 1.0 cent per mile for the Truckload segment despite slightly higher average diesel fuel prices, due to the decrease in the percentage of company truck miles versus owner-operator miles and increasing percentages of aerodynamic trucks which improved fuel miles per gallon. Average fuel cost per gallon in third quarter 2007 was 7 cents higher than third quarter 2006. The average price per gallon was 5 cents lower in July 2007 than July 2006, was 18 cents lower in August 2007 than August 2006, and 45 cents higher in September 2007 than September 2006. Fuel prices have continued to rise in October 2007 and are approaching the record-high price levels experienced in 2005. As of today, diesel fuel prices are 80 cents per gallon higher than on the same date a year ago, and average prices for the month of October 2007 were 62 cents per gallon higher than October 2006. The industry-wide adoption of ultra-low sulfur diesel ("ULSD") fuel beginning in fourth quarter 2006 resulted in an approximate 2% degradation of fuel mile per gallon ("mpg") for all trucks, due to the lower energy content (btu) of ULSD. The Company successfully offset the negative mpg impact of ULSD in third quarter 2007 compared to third quarter 2006 by increasing the percentage of aerodynamic trucks in the fleet.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of the Company. The Company is unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2007, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

     Insurance and claims for the Truckload segment decreased 0.6 cents on a per-mile basis due primarily to lower negative loss development and improved claims experience on higher-dollar liability claims in third quarter 2007 compared to third quarter 2006. During the policy year beginning August 1, 2006, the Company was responsible for the first $2.0 million per claim with an annual aggregate of $2.0 million for claims between $2.0 million and $3.0 million, and the Company was fully insured (i.e., no aggregate) for claims between $3.0 million and $5.0 million. For claims in excess of $5.0 million and less than $10.0 million, the Company was responsible for the first $5.0 million of claims in the policy year. During the policy year beginning August 1, 2007, the Company is responsible for the first $2.0 million per claim with an annual aggregate of $8.0 million for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims between $5.0 million and $10.0 million. The Company maintains liability insurance coverage with reputable insurance carriers substantially in excess of the $10.0 million per claim. The Company's liability insurance premiums for the policy year beginning August 1, 2007 are slightly lower than the previous policy year.

     Rent and purchased transportation consists mainly of payments to third-party capacity providers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. As discussed on page 18, the VAS segment's rent and purchased transportation expense decreased in response to a structural change to a large VAS customer's continuing arrangement. That change resulted in a reduction in VAS revenues and VAS rent and purchased transportation expense of $20.0 million from third quarter 2006 to third quarter 2007. Excluding the rent and purchased transportation expense for this customer, the dollar amount of this expense increased for the VAS segment, similar to VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment.

     Rent  and  purchased transportation for the Truckload segment increased
1.0 cent per total mile in third quarter 2007 due primarily to the increase in the percentage of owner-operator truck miles versus company truck miles. The Company's customer fuel surcharge programs do not differentiate between miles generated by company-owned trucks and miles generated by owner-operator trucks.

     The Company continues to experience difficulty attracting and retaining owner-operator drivers because of challenging operating conditions (including inflationary cost increases) that are the responsibility of the owner-operators. The number of owner-operators stayed the same at 810 as of September 30, 2007 and 2006. The Company has historically been able to add company-owned tractors and recruit additional company drivers to offset any decreases in owner-operators. If a shortage of owner-operators and company drivers occurred and additional increases in per mile settlement rates became necessary to attract and retain owner-operators, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Other operating expenses for the Truckload segment decreased 0.2 cents per mile in third quarter 2007. Gains on sales of assets (a reduction of other operating expenses), primarily trucks and trailers, decreased slightly to $5.5 million in third quarter 2007 compared to $5.6 million in third quarter 2006. In third quarter 2007, the Company continued to sell its oldest van trailers that are fully depreciated and replaced them with new trailers. The Company expects to continue doing so throughout the remainder of 2007.

     Recent rising fuel prices and continued freight demand softness are beginning to negatively affect both the volume and pricing (average gain per unit sold) of used truck and trailer sales. Also, if carrier bankruptcies begin to accelerate in the truckload industry due to the challenging freight conditions and higher fuel prices, this could result in an increased supply of used equipment for sale, which could also negatively impact used truck and trailer pricing.

     The Company's effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 41.7% for third quarter 2007 versus 41.0% for third quarter 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September
----------------------------------------------------------------------------
30, 2006
--------

Operating Revenues

     Operating  revenues  decreased  by  1.1%  for  the  nine  months  ended
September 30, 2007, compared to the same period of the previous year. Excluding fuel surcharge revenues, trucking revenues decreased 1.1%, due primarily to a 1.0% decrease in the average number of tractors in service and a 0.1% decrease in average revenues per total mile.

Operating Expenses

     Operating expenses, expressed as a percentage of operating revenues, were 93.4% for the nine months ended September 30, 2007, compared to 92.1% for the same period of the previous year. Expense items that impacted the overall operating ratio are described below. The tables on page 16 show the operating ratios and operating margins for the Company's two reportable segments, Truckload Transportation Services and Value Added Services.

     Owner-operator miles were a greater percentage of total miles at 12.3% for the nine months ended September 30, 2007 compared to 11.7% for the nine months ended September 30, 2006. This increase in owner-operator miles as a percentage of total miles shifted costs to the rent and purchased transportation category from other expense categories. The Company estimates that this increase caused rent and purchased transportation expense for the Truckload segment to rise by approximately 0.8 cents per total mile. Other expense categories had offsetting decreases on a total-mile basis, as follows: salaries, wages and benefits (0.3 cents), fuel (0.3 cents), depreciation (0.1 cent), and taxes and licenses (0.1 cent).

     Salaries, wages and benefits for non-drivers increased to support the growth in the VAS segment. Salaries, wages and benefits for the Truckload segment increased 1.0 cent on a per-mile basis due to higher driver pay per mile. This higher driver pay is attributed to the increase in discretionary driver pay items and the higher percentage of dedicated fleet trucks. Increases in group health insurance costs were offset by lower state unemployment tax expense for Nebraska and other states and workers'
compensation costs. Fuel decreased 0.7 cents per total mile, despite slightly higher average diesel fuel prices. This fuel decrease is due to a decrease in the percentage of company truck miles versus owner-operator miles and increasing percentages of aerodynamic trucks to improve fuel miles per gallon. Insurance and claims increased 0.8 cents on a per-mile basis due primarily to an increase in the frequency and severity of claims. Rent and purchased transportation for the Truckload segment increased 0.8 cents per total mile due primarily to an increase in the number of owner-operator tractors and the corresponding increase in owner-operator miles. Other operating expenses decreased 0.7 cents per total mile as lower gains on sales of assets in 2007 ($19.3 million in 2007 compared to $21.5 million in 2006) were offset by the additional $7.2 million of bad debt expense recorded in first quarter 2006 related to the bankruptcy of one of the Company's former customers. The Company's effective income tax rate was 41.8% and 41.1% for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources:

     During the nine months ended September 30, 2007, the Company generated cash flow from operations of $187.2 million, which is a 17.5% decrease ($39.6 million) in cash flow compared to the same nine-month period a year ago. The decrease in cash flow from operations is because of (i) a $22.5 million increase in accounts payable for revenue equipment from December 2005 to September 2006 (compared to a $13.7 million decrease in accounts payable for revenue equipment from December 2006 to September 2007) as the Company is currently delaying the purchase of trucks with 2007 engines and
(ii) lower net income in 2007. The changes in accounts payable for revenue equipment were offset partially by improved working capital changes in accounts receivable. Cash flow from operations enabled the Company to make net capital expenditures and make net repayments of debt and repurchase common stock as discussed below.

     Net cash used in investing activities for the nine-month period ended September 30, 2007 decreased by $101.4 million, from $124.3 million for the nine-month period ended September 30, 2006 to $22.9 million for the nine-month period ended September 30, 2007. Net property additions (particularly revenue equipment) were $27.3 million for the nine-month period ended September 30, 2007 versus $128.3 million during the same period of 2006. The decrease occurred primarily because the Company is taking delivery of substantially fewer new trucks during 2007 to delay purchases of higher cost trucks with 2007 engines. The average age of the Company's truck fleet is
1.89 years at September 30, 2007 compared to 1.35 years as of September 30, 2006.

     As of September 30, 2007, the Company has committed to property and equipment purchases of approximately $16.2 million. The Company intends to fund these net capital expenditures with cash flow from operations and by financing available under its existing credit facilities, as management deems necessary.

     Net financing activities used $175.0 million and $111.8 million during the nine months ended September 30, 2007 and 2006, respectively. The $63.2 million increase in cash used for financing activities was primarily the result of a $40.0 million increase in debt repayments (net of borrowings) and a $29.7 million increase in repurchases of the Company's common stock in 2007. These uses of cash were offset by an additional $7.0 million of proceeds and tax benefits from the exercise of stock options in 2007. The Company paid dividends of $10.4 million in the nine-month period ended September 30, 2007 and $9.8 million in the nine-month period ended September 30, 2006. The Company increased its quarterly dividend rate by $.005 per share beginning with the dividend paid in July 2006 and by an additional $.005 per share beginning with the dividend paid in July 2007. Financing activities also included common stock repurchases of $87.1 million and $57.4 million in the nine-month periods ended September 30, 2007 and 2006, respectively. From time to time, the Company has repurchased, and may continue to repurchase, shares of common stock. The timing and amount of such purchases depends on market and other factors. As of September 30, 2007, the Company had purchased 5,291,200 shares pursuant to its current repurchase authorization and had 708,800 shares remaining available for repurchase. On October 11, 2007, the Company's Board of Directors approved an increase in the number of shares of common stock authorized for repurchase by the Company. Under the new authorization, the Company is authorized to repurchase an additional 8,000,000 shares, resulting in a total of 8,708,800 shares available for repurchase as of October 11, 2007.

     Management believes the Company's financial position as of September 30, 2007 is strong. As of September 30, 2007, the Company had $20.9 million of cash and cash equivalents and $845.8 million of stockholders' equity. As of September 30, 2007, the Company had $225.0 million of available credit pursuant to credit facilities, of which it had borrowed $10.0 million. The credit available under these facilities is further reduced by the $37.1 million in letters of credit under which the Company is obligated. These letters of credit are primarily required as security for insurance policies. Based on the Company's strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Off-Balance Sheet Arrangements:

     As of September 30, 2007, the Company did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

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

     The Court described its concerns as procedural and vacated only the 11-hour daily driving limit and 34-hour restart provisions, leaving the rest of the 2005 rule in place. On August 31, 2007, the American Trucking
Associations ("ATA") filed a petition for Rulemaking before the FMCSA requesting an expedited rulemaking to preserve the 11-hour driving limit and the 34-hour restart. On September 6, 2007, ATA filed a Motion for a Stay of the Mandate asking the Court to delay the effective date of its July 24th decision. Subsequently, FMCSA filed a brief supporting the ATA's Motion for a Stay of the Mandate. On September 28, 2007, the Court issued a 90-day stay of the effective date of its decision.

     FMCSA has not indicated if it will grant the ATA's petition for a Rulemaking. Some response from FMCSA is likely within 90 days of September 28th. If not reversed, both rule changes could have a negative impact on mileage productivity for many carriers, since both rules can, in certain circumstances, have the effect of restricting a driver's hours on duty. The Company has begun the process of evaluating the impact of this ruling on its operations and is preparing to make modifications to its electronic driver hours of service system (paperless logs system) to implement the rules as modified by the Court's ruling, should that become necessary.

     On January 18, 2007, the Federal Motor Carrier Safety Administration published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register on the use of Electronic On-Board Recorders ("EOBRs") by the trucking industry for compliance with HOS rules. The intent of this proposed rule is to improve highway safety by fostering development of new EOBR technology for HOS compliance, encouraging its use by motor carriers through incentives, and requiring its use by operators with serious and continuing HOS compliance problems. Comments on the NPRM were to be received by April 18, 2007. In 1998, the Company began a successful pilot program and subsequently became the first, and only, trucking company in the United States to receive an exemption from the U.S. Department of Transportation ("DOT") to use a global positioning system based paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities. While the Company does not believe the rule, as proposed, would have a significant effect on its operations and profitability, it will continue to monitor future developments.

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

Critical Accounting Policies:

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from five to twelve years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although the Company's current replacement cycle for tractors is three years, the Company calculates depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate

       (which approximates the continuing declining market value of the tractors) when a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. The Company continually monitors the adequacy of the lives and salvage values used in calculating depreciation expense and adjusts these assumptions appropriately when warranted.
     * The Company reviews its long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. The Company does not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of the Company's long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all assets and liabilities of the Company. Long-lived assets classified as "held for sale" are reported at the lower of their carrying amount or fair value less costs to sell.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and long-term) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses based upon past experience. The Company's self-insurance reserves are reviewed by an actuary every six months.
     * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider (including owner-operator drivers under contract with the Company) is utilized to provide some or all of the service and the Company is the primary obligor in regards to the delivery of the shipment, establishes customer pricing separately from carrier rate negotiations, generally has discretion in carrier selection, and/or has credit risk on the shipment, the Company records both revenues for the dollar value of services billed by the Company to the customer and rent and purchased transportation expense for the costs of transportation paid by the Company to the third-party capacity provider upon delivery of the shipment. In the absence of the conditions listed above, the Company records revenues net of expenses related to third-party capacity providers.
     * Accounting for income taxes. Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed to be necessary due to the Company's profitable operations. Accordingly, if the facts or financial circumstances were to change, thereby impacting the likelihood of realizing the deferred income tax assets, judgment would need to be applied to determine the amount of valuation allowance required in any given period.

     Management periodically evaluates these estimates and policies as events and circumstances change. There have been no modifications or alterations to these policies that occurred during the Company's most recent fiscal quarter. Together with the effects of the matters discussed above, these factors may significantly impact the Company's results of operations from period to period.

Accounting Standards:

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year beginning after November 15, 2007. As of September 30, 2007, management believes that SFAS No. 157 will not have a material effect on the financial position, results of operations, and cash flows of the Company.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of September 30, 2007, management believes that SFAS No. 159 will not have a material effect on the financial position, results of operations, and cash flows of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather, and other market factors. Historically, the Company has been able to recover a significant portion of fuel price increases from customers in the form of fuel surcharges. The Company has implemented customer fuel surcharge programs with most of its revenue base to offset most of the higher fuel cost per gallon. The Company cannot predict the extent to which higher fuel price levels will continue or the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2007, the Company had no derivative financial instruments to reduce its exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     The Company conducts business in Mexico, Canada, and Asia. Foreign currency transaction gains and losses were not material to the Company's results of operations for third quarter 2007 and prior periods. To date, virtually all foreign revenues are denominated in U.S. dollars, and the Company receives payment for foreign freight services primarily in U.S. dollars to reduce direct foreign currency risk. Accordingly, the Company is not currently subject to material risks involving any foreign currency exchange rate and the effects that such exchange rate movements would have on the Company's future costs or future cash flows.

Interest Rate Risk

     The Company had $10.0 million of debt outstanding at September 30, 2007. The interest rates on the variable rate debt are based on the London Interbank Offered Rate ("LIBOR"). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase the Company's annual interest expense by $100,000. The Company has no derivative financial instruments to reduce its exposure to interest rate increases.

Item 4.  Controls and Procedures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Securities Exchange Act of 1934, Rule 15d-15(e). The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

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

                                   PART II

                              OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On April 17, 2006, the Company announced that on April 14, 2006 its Board of Directors approved an increase to its authorization for common stock repurchases of 6,000,000 shares. As of September 30, 2007, the Company had purchased 5,291,200 shares pursuant to this authorization and had 708,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     The following table summarizes the Company's common stock repurchases during the third quarter of 2007 made pursuant to this authorization.
During the quarter, the Company did not purchase shares outside of this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser" (as defined by Rule 10b-18 of the Securities Exchange Act of 1934).


                    Issuer Purchases of Equity Securities


                                                                                           Maximum Number
                                                                                          (or Approximate
                                                                  Total Number of         Dollar Value) of
                                                                 Shares (or Units)     Shares (or Units) that
                       Total Number of                          Purchased as Part of         May Yet Be
                      Shares (or Units)   Average Price Paid     Publicly Announced      Purchased Under the
    Period                Purchased       per Share (or Unit)     Plans or Programs      Plans or  Programs
                     -----------------------------------------------------------------------------------------
July 1-31, 2007             184,900             $19.51                  184,900               2,023,900
August 1-31, 2007         1,315,100             $19.25                1,315,100                 708,800
September 1-30, 2007          -                    -                      -                     708,800
                     ------------------                         --------------------
Total                     1,500,000             $19.29                1,500,000                 708,800
                     ==================                         ====================


     On October 11, 2007, the Company's Board of Directors approved an increase in the number of shares of common stock authorized for repurchase by the Company. Under the new authorization, the Company is authorized to repurchase 8,000,000 shares, which is in addition to the remaining 708,800 shares available for repurchase pursuant to the Board of Directors' previous authorized increase approved on April 14, 2006. The authorization will continue unless withdrawn by the Board of Directors.

Item 6.  Exhibits.

   Index of Exhibits

   Exhibit 3(i) Restated  Articles   of   Incorporation   (Incorporated   by
        reference to Exhibit 3(i) to the Company's report on Form 10-Q for the quarter ended June 30, 2007)
   Exhibit 3(ii) Revised and Restated By-Laws (Incorporated by reference  to
        Exhibit 3(ii) to the Company's report on Form 10-Q for the quarter ended June 30, 2007)
   Exhibit 10.1 Non-Employee Director Compensation (filed herewith)
   Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification (filed herewith)
   Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification (filed herewith)
   Exhibit 32.1 Section 1350 Certification (filed herewith)
   Exhibit 32.2 Section 1350 Certification (filed herewith)

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:      October 31, 2007      By: /s/ John J. Steele
       ------------------------      ---------------------------------------
                                     John J. Steele
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer



Date:      October 31, 2007      By: /s/ James L. Johnson
       ------------------------      ---------------------------------------
                                     James L. Johnson
                                     Senior Vice President, Controller and
                                     Corporate Secretary