Form 10-K
period 2007-12-31
WERNER ENTERPRISES INC
filed 2008-02-25
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
 X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
---  SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Large accelerated filer X Accelerated filer   Non-accelerated filer
                       ---                 ---                     ---

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act). YES   NO X
                                          ---  ---

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are "affiliates" of the Registrant) as of June 29, 2007, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $912 million (based on the closing sale price of the Registrant's Common Stock on that date as reported by Nasdaq).

As of February 15, 2008, 70,630,511 shares of the registrant's common stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the Proxy Statement of Registrant  for  the  Annual
Meeting of Stockholders to be held May 13, 2008, are incorporated in Part III of this report.

                        TABLE OF CONTENTS


								Page
                   						----
                             PART I

Item 1.     Business                                              1
Item 1A.    Risk Factors                                          8
Item 1B.    Unresolved Staff Comments                            11
Item 2.     Properties                                           11
Item 3.     Legal Proceedings                                    12
Item 4.     Submission of Matters to a Vote of Stockholders      13

                             PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
            Securities                                           14
Item 6.     Selected Financial Data                              16
Item 7.     Management's  Discussion and Analysis of Financial
            Condition and Results of Operations                  17
Item 7A.    Quantitative and Qualitative Disclosures about
            Market Risk                                          31
Item 8.     Financial Statements and Supplementary Data          33
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                  51
Item 9A.    Controls and Procedures                              51
Item 9B.    Other Information                                    53

                            PART III

Item 10.    Directors, Executive Officers and Corporate
            Governance                                           53
Item 11.    Executive Compensation                               54
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters           54
Item 13.    Certain Relationships and Related Transactions, and
            Director Independence                                54
Item 14.    Principal Accounting Fees and Services               54

                             PART IV

Item 15.    Exhibits and Financial Statement Schedules           54

                             PART I

ITEM 1.   BUSINESS

General

     Werner Enterprises, Inc. (the "Company") is a transportation and logistics company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Value Added Services ("VAS") division. We are one of the five largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Chairman Clarence L. Werner, who started the business with one truck at the age of 19. We were incorporated in the State of Nebraska on September 14, 1982. We completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 28, 1986. At the end of 2007, we had a fleet of 8,250 trucks, of which 7,470 were owned by us and 780 were owned and operated by owner-operators (independent contractors).

     We have two reportable segments - Truckload Transportation Services ("Truckload") and VAS. You can find financial information regarding these segments and the geographic areas in which we conduct business in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2007 ("Form 10-K"). Our truckload fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by the United States Department of Transportation ("DOT") and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service in and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, manufactured products and grocery products. Our focus is to transport consumer nondurable products that ship more consistently throughout the year and whose volumes are more stable during a slowdown in the economy.

     Our VAS division is a non-asset-based transportation and logistics provider. Our truck brokerage division has contracts with over 8,500 carriers as of December 2007. VAS includes truck brokerage, freight management (single-source logistics), intermodal and international freight forwarding. In July 2006, we formed Werner Global Logistics ("WGL"), an operating division within the VAS segment consisting of several subsidiary companies, including a Wholly Owned Foreign Entity ("WOFE") headquartered in Shanghai, China. The WGL subsidiaries obtained business licenses to operate as a U.S. Non-Vessel Operating Common Carrier ("NVOCC"), U.S. Customs Broker, licensed Freight Forwarder in China, licensed China NVOCC, a Transportation Security Administration ("TSA") approved Indirect Air Carrier and an International Air Transport Association ("IATA") Accredited Cargo Agent.

Marketing and Operations

     Our business philosophy is to provide superior on-time service to our customers at a competitive cost. To accomplish this, we operate premium modern tractors and trailers. This equipment has a lower frequency of breakdowns and helps attract and retain qualified drivers. We have continually developed technology to improve customer service and driver retention. We focus on shippers who value the broad geographic coverage, diversified truck and logistics service offerings, equipment capacity, technology, customized services and flexibility available from a large financially-stable carrier. These shippers are generally less sensitive to rate levels and prefer to have their freight handled by core carriers with whom they can establish service-based, long-term relationships.

     We operate in the truckload sector of the trucking industry. Our Truckload segment provides specialized services to customers based on their (i) trailer needs (such as van, flatbed and temperature-controlled trailers), (ii) geographic area (including medium-to-long-haul throughout the 48 contiguous U.S. states, Mexico, Canada and regional areas), (iii) time-sensitive nature of shipments (expedited shipments) or (iv) conversion of their private fleet to the Company (dedicated services). In 2007, trucking revenues accounted for 86% of our total revenues, and non-trucking and other operating revenues (primarily brokerage revenues) accounted for 14% of our total revenues. Our VAS segment manages the transportation and logistics requirements for individual customers, providing customers with additional sources of capacity and access to alternative modes of transportation. VAS services include (i) truck brokerage, (ii) freight management, (iii) intermodal, (iv) load/mode and network optimization and (v) international. The VAS international services include (i) site selection analysis, (ii) vendor and purchase order management, (iii) full container load consolidation and warehousing, (iv) door-to-door freight forwarding and (v) customs brokerage. These VAS international services are provided throughout North America, Asia, Europe and South America. VAS is a non-asset-based business that is highly dependent on qualified employees, information systems and the services of qualified third-party capacity providers. Compared to trucking operations that require a significant capital equipment investment, VAS' operating income percentage is lower and its return on assets is substantially higher. You can find revenues generated by services accounting for more than 10% of consolidated revenues, consisting of Truckload and VAS, for the last three years under Item 7 of this Form 10-K.

     We have a diversified freight base but are dependent on a small group of customers for a significant portion of our freight. During 2007, our largest 5, 10, 25 and 50 customers comprised 25%, 40%, 62% and 75% of our revenues, respectively. Our largest customer, Dollar General, accounted for 8% of our revenues in 2007, of which approximately three-fourths is dedicated fleet business and the remainder is primarily VAS. No other customer exceeded 6% of revenues in 2007. By industry group, our top 50 customers consist of 46% retail and consumer products, 27% grocery products, 18% manufacturing/industrial and 9% logistics and other. Many of our non-dedicated customer contracts may be terminated upon 30 days' notice, which is standard in the trucking industry. Most dedicated customer contracts are one to three years in length and may be terminated upon 90 days' notice following the expiration of the contract's first year.

     Virtually all of our company and owner-operator tractors are equipped with satellite communication devices manufactured by QualcommT. These devices enable us and our drivers to conduct two-way communication using standardized and freeform messages. This satellite technology, installed in trucks beginning in 1992, also allows us to plan and monitor shipment progress. We obtain specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, we have developed advanced application systems to improve customer and driver service. Examples of such application systems include: (i) our proprietary paperless log system used to electronically preplan driver shipment assignments based on real-time available driving hours and to automatically monitor truck movement and drivers' hours of service; (ii) software which preplans shipments that drivers can trade enroute to meet driver home-time needs without compromising on-time delivery schedules; (iii) automated "possible late load" tracking that informs the operations department of trucks possibly operating behind schedule, allowing us to take preventive measures to avoid late deliveries; and (iv) automated engine diagnostics that continually monitor mechanical fault tolerances. In June 1998, we began a successful pilot program and subsequently became the first, and only, trucking company in the United States to receive an exemption from the DOT to use a global positioning system-based paperless log system in place of the paper logbooks traditionally used by truck drivers to track their daily work activities. On September 21, 2004, the DOT's Federal Motor Carrier Safety Administration ("FMCSA") agency approved the exemption for our paperless log system and moved this exemption from the FMCSA-approved pilot program to permanent status. The exemption is to be renewed every two years. On September 7, 2006, the FMCSA announced in the Federal Register its decision to renew for two additional years our exemption from the FMCSA's requirement that drivers of commercial motor vehicles operating in interstate commerce prepare handwritten records of duty status (logs).

Seasonality

     In the trucking industry, revenues generally show a seasonal pattern because some customers reduce shipments during and after the winter holiday season. Our operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter weather conditions. We attempt to minimize the impact of seasonality through our marketing program by seeking additional freight from certain customers during traditionally slower shipping periods. Revenue can also be affected by bad weather, holidays and the number of business days during a quarterly period because revenue is directly related to the available working days of shippers.

Employees and Owner-Operator Drivers

     As of December 31, 2007, we employed 10,664 drivers; 912 mechanics and maintenance personnel; 1,726 office personnel for the trucking operation; and 306 personnel for VAS and other non-trucking operations. We also had 780 service contracts with owner-operators who provide both a tractor and a qualified driver or drivers. None of our U.S., Canadian or Chinese employees are represented by a collective bargaining unit, and we consider relations with all of our employees to be good.

     We recognize that our professional driver workforce is one of our most valuable assets. Most of our driver compensation is based upon miles driven. For company-employed drivers, the rate per mile generally increases with the drivers' length of service. Drivers may earn additional compensation through a mileage bonus, annual achievement bonus and for extra work associated with their job (such as loading and unloading, extra stops and shorter mileage trips).

     At times, there are driver shortages in the trucking industry. In past years, the number of qualified drivers has not kept pace with freight growth because of (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in a growing economy; and (iii) individual drivers' desire to be home more often. While the driver recruiting and retention market remained challenging in 2007, it was less difficult than the driver market experienced in the first half of 2006. Weakness in the housing market and the medium-to-long-haul Van fleet reduction contributed favorably to our recruiting and retention efforts for much of 2007. We anticipate that competition for qualified drivers will remain high and cannot predict whether we will experience future shortages. If such a shortage were to occur and a driver pay rate increase became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

     On December 26, 2007, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register regarding minimum requirements for Entry Level Driver Training. Under the proposed rule, a Commercial driver's license ("CDL") applicant would be required to present a valid driver training certificate obtained from an accredited institution or program. Entry-level drivers applying for a Class A CDL would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. The current regulations do not require a minimum number of training hours and require only classroom education. Drivers who obtain their first CDL during the three-year period after the FMCSA issues a final rule would be exempt. Comments on the NPRM are to be received by March 25, 2008. If the NPRM is approved as written, this rule could materially impact the number of potential new drivers entering the industry.

     We also recognize that carefully selected owner-operators complement our company-employed drivers. Owner-operators are independent contractors who supply their own tractor and qualified driver and are responsible for their operating expenses. Because owner-operators provide their own tractors, less financial capital is required from us. Also, owner-operators provide us with another source of drivers to support our fleet. We intend to maintain our emphasis on owner-operator recruiting, in addition to company driver recruitment. The Company and the trucking industry, however, continue to experience owner-operator recruitment and retention difficulties that have persisted over the past several years. We attribute these difficulties to several factors, including higher fuel prices, tightened equipment financing standards, rising truck prices, revised hours of service regulations issued by the FMCSA and a slowing U.S. economy in 2007.

Revenue Equipment

     As of December 31, 2007, we operated 7,470 company tractors and had contracts for 780 tractors owned by owner-operators. The company-owned tractors were manufactured by Freightliner, a subsidiary of DaimlerChrysler, and by Peterbilt and Kenworth, divisions of PACCAR. This standardization of our company-owned tractor fleet decreases downtime by simplifying maintenance. We adhere to a comprehensive maintenance program for both company-owned tractors and trailers. We inspect owner-operator tractors prior to acceptance for compliance with Company and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company-owned trucks to a maximum of 65 miles per hour to improve safety and fuel efficiency.

     We operated 24,855 trailers at December 31, 2007. This total is comprised of 23,109 dry vans; 501 flatbeds; and 1,245 temperature-controlled trailers. Most of our trailers were manufactured by Wabash National Corporation. As of December 31, 2007, of our dry van trailer fleet, 98% consisted of 53-foot trailers, and 100% was comprised of aluminum plate or composite (DuraPlate) trailers. We also provide other trailer lengths, such as 48-foot and 57-foot trailers, to meet the specialized needs of certain customers.

     The Environmental Protection Agency ("EPA") mandated a new set of more stringent engine emission standards for all newly manufactured truck engines. These standards became effective in January 2007. Compared to trucks with engines manufactured before 2007 and not subject to the new standards, the trucks manufactured with the new engines have higher purchase prices (approximately $5,000 to $10,000 more per truck), and we expect them to be less fuel-efficient and result in increased maintenance costs. To delay the cost impact of these new emission standards, in 2005 and 2006 we purchased significantly more new trucks than we normally buy each year, and we maintained a newer truck fleet at December 31, 2006 relative to historical company and industry standards. The average age of our truck fleet as of December 31, 2007 is 2.1 years. Our newer truck fleet has allowed us to delay purchases of trucks with the new 2007-standard engines until 2008. In January 2010, a final set of more rigorous EPA-mandated emissions standards will become effective for all new engines manufactured after that date.

Fuel

     We purchase approximately 95% of our fuel from a network of fuel stops throughout the United States. We negotiated discounted pricing based on historical purchase volumes with these fuel stops. Bulk fueling facilities are maintained at seven of our terminals and three dedicated fleet locations.

     Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs have historically enabled us to recover from our customers a significant portion of the higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the Department of Energy ("DOE") weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase. We do not generally recoup higher fuel costs for miles not billable to customers, out-of-route miles and truck engine idling. During 2007, our fuel expense and fuel reimbursements to owner-operators attributed to higher fuel prices resulted in an additional cost of $23.0 million. We collected an additional $14.9 million in fuel surcharge revenues in 2007 to offset most of the fuel cost increase. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

     During fourth quarter 2006, the trucking industry began using ultra-low sulfur diesel ("ULSD") fuel and transitioned industry diesel fuel consumption from low sulfur diesel to ULSD. This change stemmed from an EPA-mandated 80% ULSD threshold by the transition date of October 15, 2006. Since that time, this change resulted in an approximate 2% degradation of fuel miles per gallon ("mpg") for all trucks because of the lower energy content (btu) of ULSD. We believe that other factors which impact mpg, including increasing the percentage of aerodynamic trucks in our company-owned truck fleet, have offset the negative mpg impact of ULSD in 2007, compared to 2006.

     We maintain aboveground and underground fuel storage tanks at many of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Regulation

     We are a motor carrier regulated by the DOT, the Federal and Provincial Transportation Departments in Canada and the Secretary of Communication and Transportation ("SCT") in Mexico. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. We currently have a satisfactory DOT safety rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could adversely affect us because some of our customer contracts require a satisfactory rating. Equipment weight and dimensions are also subject to federal, state and international regulations.

     Effective October 1, 2005, all truckload carriers became subject to revised hours of service ("HOS") regulations issued by the FMCSA ("2005 HOS Regulations"). The most significant change for us from the previous regulations is that drivers using the sleeper berth provision must take at least eight consecutive hours off-duty during their ten hours off-duty. Previously, drivers using a sleeper berth were allowed to split their ten-hour off-duty time into two periods, provided neither period was less than two hours. This more restrictive sleeper berth provision is requiring some drivers to plan their time better.
The 2005 HOS Regulations also had a negative impact on our mileage efficiency, resulting in lower mileage productivity for those customers with multiple-stop shipments or those shipments with pick-up or delivery delays.

     The Owner-Operator Independent Drivers Association ("OOIDA") and Public Citizen (a consumer safety organization) each filed separate petitions for review of the 2005 HOS Regulations with the U.S. Court of Appeals for the District of Columbia in August 2005 and February 2006. The OOIDA petition contested several issues relating to the 2005 HOS Regulations, including FMCSA justification for the eight-hour sleeper berth requirements described above. The Public Citizen petition disputed an 11-hour daily driving limitation and the 34-hour restart rule (which permits drivers who are off duty for 34 consecutive hours to reset their eight-day, 70-hour clock to zero hours).

     On December 4, 2006, a three-judge panel heard arguments on the petitions for review; and on July 24, 2007, the U.S. Court of Appeals for the District of Columbia issued its decision on the challenges made by OOIDA and Public Citizen regarding the 2005 HOS Regulations. The Court rejected the OOIDA claims, including OOIDA's opposition to the eight-hour sleeper berth requirements, but ruled in favor of Public Citizen on the 11-hour daily driving limit and 34-hour restart rules. The Court described its concerns as procedural and vacated only the 11-hour daily driving limit and 34-hour restart provisions, leaving the remainder of the 2005 HOS Regulations in place. On August 31, 2007, the American Trucking Associations ("ATA") filed a petition for Rulemaking before the FMCSA requesting an expedited rulemaking to preserve the 11-hour driving limit and 34-hour restart rules. On September 6, 2007, ATA filed a Motion for Stay of Mandate asking the Court to delay the effective date of its July 24, 2007 decision. Subsequently, FMCSA filed a brief in support of the ATA's motion. On September 28, 2007, the Court issued a 90-day stay of the effective date of the Court's decision.

     Effective December 27, 2007, the FMCSA issued an interim final rule that amended the HOS regulations to (i) allow drivers up to 11 hours of driving time within a 14-hour, non-extendable window from the start of the workday (this driving time must follow 10 consecutive hours of off-duty time) and (ii) restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty. This interim rule made essentially no changes to the 11-hour driving limit and 34-hour restart rules. The FMCSA solicited comments on the interim final rule until February 15, 2008, and intends to issue a final rule in 2008 that addresses the issues identified by the Court. On January 23, 2008, the Court denied Public Citizen's motion to invalidate the interim final rule.

     On January 18, 2007, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register on the trucking industry's use of Electronic On-Board Recorders ("EOBRs") for compliance with HOS rules. The intent of this proposed rule is to (i) improve highway safety by fostering development of new EOBR technology for HOS compliance; (ii) encourage EOBR use by motor carriers through incentives; and
(iii) require EOBR use by operators with serious and continuing HOS compliance problems. Comments on the NPRM were to be received by April 18, 2007. In 1998, we became the first, and only, trucking company in the United States to receive a DOT exemption to use a global positioning system-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. While we do not believe the rule, as proposed, would have a significant effect on our operations and profitability, we will continue to monitor future developments.

     We have unlimited authority to carry general commodities in interstate commerce throughout the 48 contiguous U.S. states. We also have authority to carry freight on an intrastate basis in 43 states. The Federal Aviation Administration Authorization Act of 1994 (the "FAAA Act") amended sections of the Interstate Commerce Act to prevent states from regulating motor carrier rates, routes or service after January 1, 1995. The FAAA Act did not address state oversight of motor carrier safety and financial responsibility or state taxation of transportation. If a carrier wishes to operate in intrastate commerce in a state where the carrier did not previously have intrastate authority, the carrier must, in most cases, still apply for authority.

     WGL and its subsidiaries have obtained business licenses to operate as a U.S. NVOCC, U.S. Customs Broker, licensed Freight
Forwarder in China, licensed China NVOCC, a TSA approved Indirect
Air Carrier and an IATA Accredited Cargo Agent.

     With respect to our activities in the air transportation industry, we are subject to regulation by the TSA of the U.S. Department of Homeland Security as an Indirect Air Carrier and by IATA as an Accredited Cargo Agent. IATA is a voluntary association of airlines which prescribes certain operating procedures for air freight forwarders acting as agents for its members. We expect that a majority of our air freight forwarding business will be conducted with airlines that are IATA members.

     We are licensed as a customs broker by Customs and Border Protection ("CBP") of the U.S. Department of Homeland Security in each U.S. customs district in which we conduct business. All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by CBP. In other jurisdictions in which we perform clearance services, we are licensed by the appropriate governmental authority.

     We are also registered as an Ocean Transportation Intermediary by the Federal Maritime Commission ("FMC"). The FMC has established certain qualifications for shipping agents, including surety bonding requirements. The FMC is also responsible for the economic regulation of NVOCC activity originating or terminating in the United States. To comply with these economic regulations, vessel operators and NVOCCs are required to electronically file tariffs, and these tariffs establish the rates to be charged for movement of specified commodities into and out of the United States. The FMC may enforce these regulations by assessing penalties.

     Our operations are subject to various federal, state and local environmental laws and regulations, many of which are implemented by the EPA and similar state regulatory agencies.
These laws and regulations govern the management of hazardous wastes, the discharge of pollutants into the air and surface and underground waters and the disposal of certain substances. We do not believe that compliance with these regulations has a material effect on our capital expenditures, earnings, and competitive position.

     Several U.S. states, counties and cities have enacted legislation or ordinances restricting idling of trucks to short periods of time. This action is significant when it impacts the driver's ability to idle the truck for purposes of operating air conditioning and heating systems particularly while in the sleeper berth. Many of the statutes or ordinances recognize the need of the drivers to have a comfortable environment in which to sleep and include exceptions for those circumstances. California had such an exemption; however, since January 1, 2008, the California sleeper berth exemption no longer exists. We have taken steps to address this issue in California. California has also enacted restrictions on Transport Refrigeration Unit ("TRU") emissions, which are scheduled to be phased in over several years beginning year-end 2008. Although legal challenges may be mounted against California's regulations, if the TRU emissions law becomes effective as scheduled, it will require companies to operate only compliant TRUs in California. There are several alternatives for meeting these requirements which we are currently evaluating.

     Various provisions of the North American Free Trade Agreement ("NAFTA") may alter the competitive environment for shipping into and out of Mexico. We believe we are sufficiently prepared to respond to the potential changes in cross-border trucking if there was an opening of the southern border. We conduct a substantial amount of business in international freight shipments to and from the United States and Mexico (see Note 8 "Segment Information" in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) and continue preparing for various scenarios that may result. We believe we are one of the five largest truckload carriers in terms of the volume of freight shipments to and from the United States and Mexico.

Competition

     The trucking industry is highly competitive and includes thousands of trucking companies. The annual revenue of domestic trucking is estimated to be approximately $600 billion per year. We have a small share (estimated at approximately 1%) of the markets we target. We compete primarily with other truckload carriers. Logistics companies, railroads, less-than-truckload carriers and private carriers also provide competition, but to a lesser degree.

     Competition for the freight we transport is based primarily on service and efficiency and, to some degree, on freight rates alone. We believe that few other truckload carriers have greater financial resources, own more equipment or carry a larger volume of freight than ours. We are one of the five largest carriers in the truckload transportation industry based on total operating revenues.

     The significant industry-wide accelerated purchase of new trucks in advance of the January 2007 EPA emissions standards for newly manufactured trucks contributed to excess truck capacity. This excess capacity partially disrupted the supply and demand balance for trucks in the second half of 2006 and in 2007. The recent softness in the housing and automotive sectors (not principally served by us) caused carriers dependent on these freight markets to aggressively compete in other freight markets we serve. Other demand-related factors that may have contributed to lower freight demand and flat to lower freight rates in 2006 and 2007 were (i) inventory tightening by some large retailers,
(ii) some shippers shifting to more intermodal intact container shipments for lower value freight and (iii) moderating economic growth in the retail sector. Since April 2007, Class 8 truck production declined dramatically, and we expect this will continue for several more months. Over time, lower new truck production and inventory depletion of 2006 engine trucks on truck dealer lots should help to balance the supply of trucks with the freight market. During the same period in which truckload freight rates have been depressed, inflationary and operational cost pressures have challenged truckload carriers, particularly highly leveraged private carriers. If this environment continues, an increase in trucking company failures is more likely, which could also help to balance the supply of trucks over time.

Internet Website

     We maintain an Internet website where you can find additional information regarding our business and operations. The website address is www.werner.com. On the website, we make certain investor information available free of charge, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information is included on our website as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission ("SEC"). We also provide our corporate governance materials, such as Board committee charters and Code of Corporate Conduct, on our website free of charge, and we may occasionally update these materials when necessary to comply with SEC and NASDAQ rules or to promote the effective and efficient governance of our company.

     Information provided on our website is not incorporated by reference into this Form 10-K.

ITEM 1A.  RISK FACTORS

     The following risks and uncertainties may cause actual results to materially differ from those anticipated in the forward-looking statements included in this Form 10-K. Caution should be taken not to place undue reliance on forward-looking statements made herein, since the statements speak only as of the date they are made. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Our business is subject to overall economic conditions that could have a material adverse effect on our results of operations.
     We are sensitive to changes in overall economic conditions that impact customer shipping volumes. Beginning in 2003 and continuing throughout 2005, general economic improvements led to improved freight demand. Factors that may have contributed to lower freight demand and flat to lower freight rates in the second half of 2006 and in 2007 were (i) inventory tightening by some large retailers, (ii) some shippers shifting to more intermodal intact container shipments for lower value freight and
(iii) moderating economic growth in the retail sector. The significant truck pre-buy, prompted by changes to the EPA engine emission regulations that became effective for newly manufactured engines beginning January 2007, added a total of approximately 170,000 more trucks (or an estimated 6% more trucks in the Class 8 for-hire market) in the years 2005 and 2006 than are normally produced. We may be affected by future economic conditions including employment levels, business conditions, fuel and energy costs, interest rates and tax rates.

Increases in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability.
     Fuel prices climbed steadily through 2007, averaging 20 cents per gallon higher than 2006. Fuel shortages, increases in fuel prices, and petroleum product rationing can have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. For the first eight months of 2007, average fuel prices were nearly the same as during the first eight months of 2006. However, during the last four months of 2007, average fuel prices increased to record levels while prices declined in the last four months of 2006. Fuel prices averaged 65 cents more per gallon in the last four months of 2007 versus the same period in 2006.

Difficulty in recruiting and retaining drivers and owner-operators could impact our results of operations and limit growth opportunities.
     At times, the trucking industry has experienced driver shortages. The market for recruiting and retaining drivers has become more difficult the last several years due to changing workforce demographics and alternative employment opportunities in an improving economy. However, near the end of 2006 and continuing through 2007, the driver recruiting and retention market was less difficult than the extremely challenging market experienced earlier in 2006 due to the weakness in the housing market and the medium-to-long-haul Van fleet reduction. During the last several years, it was more difficult to recruit and retain owner-operator drivers due to challenging operating conditions, including high fuel prices. We anticipate that competition for company drivers and owner-operator drivers will remain high and cannot predict whether we will experience future shortages. If a shortage of company drivers and owner-operators occurs, it may be necessary to increase driver pay rates and owner-operator settlement rates in order to attract these drivers. This could negatively affect our results of operations to the extent that corresponding freight rate increases were not obtained.

We operate in a highly competitive industry, which may limit growth opportunities and reduce profitability.
     The trucking industry is highly competitive and includes thousands of trucking companies. We estimate the ten largest truckload carriers have about 9% of the approximate $180 billion U.S. market we target. This competition could limit our growth opportunities and reduce our profitability. We compete primarily with other truckload carriers in our Truckload segment. Logistics companies, railroads, less-than-truckload carriers and private carriers also provide a lesser degree of competition in our Truckload segment, but are more direct competitors in our VAS segment. Competition for the freight we transport is based primarily on service and efficiency and, to some degree, on freight rates alone.

We operate in a highly regulated industry. Changes in existing regulations or violations of existing or future regulations could adversely affect our operations and profitability.
     We are regulated by the DOT, the Federal and Provincial Transportation Departments in Canada and the SCT in Mexico and may become subject to new or more comprehensive regulations mandated by these agencies. These regulatory agencies have the authority and power to govern transportation-related activities, such as safety, financial reporting, authorization to conduct motor carrier operations and other matters. In 2006, we formed WGL, an operating division within the VAS segment consisting of several subsidiary companies, including a WOFE headquartered in Shanghai, China. The WGL subsidiaries obtained business licenses to operate as a U.S. NVOCC, U.S. Customs Broker, licensed Freight Forwarder in China, licensed China NVOCC, a TSA approved Indirect Air Carrier and an IATA Accredited Cargo Agent. The loss of any of these business licenses could impact the operations of WGL.

     On  January  18, 2007, the FMCSA published an  NPRM  in  the
Federal Register on the trucking industry's use of EOBRs for compliance with HOS rules. Comments on the NPRM were to be received by April 18, 2007. We do not believe the rule, as proposed, would significantly affect our operations and profitability, and we will continue to monitor future developments.

     As of January 2007, all newly manufactured truck engines must comply with the EPA's stringent engine emission standards. Engines produced under these 2007 standards have higher purchase prices, and we expect them to be less fuel-efficient and result in increased maintenance costs. A final set of more rigorous EPA emissions standards will become effective in January 2010 and apply to all new truck engines manufactured after that time.

The  seasonal  pattern  generally  experienced  in  the  trucking industry may affect our periodic results during traditionally slower shipping periods and during the winter months.
     Our business is modestly seasonal with peak freight demand occurring generally in the months of September, October and November. After the December holiday season and during the remaining winter months, our freight volumes are typically lower because some customers have reduced shipment levels. Our operating expenses have historically been higher in winter months primarily due to decreased fuel efficiency, increased cold
weather-related  maintenance  costs  of  revenue  equipment   and
increased  insurance  and  claims costs  due  to  adverse  winter weather conditions. We attempt to minimize the impact of seasonality by seeking additional freight from certain customers during traditionally slower shipping periods. Bad weather, holidays and number of business days during a quarterly period can also affect revenue because revenue is directly related to available working days of shippers.

We depend on key customers, the loss or financial failure of which may have a material adverse effect on our operations and profitability.
     A significant portion of our revenue is generated from several key customers. During 2007, our top 5, 10 and 25 customers accounted for 25%, 40% and 62% of revenues, respectively. Our largest customer, Dollar General, accounted for 8% of our revenues in 2007. We do not have long-term contractual relationships with many of our key non-dedicated customers. Our contractual relationships with our dedicated customers are typically one to three years in length and may be terminated upon 90 days' notice following the expiration of the contract's first year. We cannot provide any assurance that key customer relationships will continue at the same levels. If a significant customer reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers' financial condition prior to granting credit, monitor changes in financial condition on an on-going basis, review individual past-due balances and collection concerns and maintain credit insurance for some customer accounts. However, a customer's financial failure may still negatively affect our results of operations.

We depend on the services of third-party capacity providers, the availability of which could affect our profitability and limit growth in our VAS division.
     Our VAS division is highly dependent on the services of third-party capacity providers, such as other truckload carriers, less-than-truckload carriers, railroads, ocean carriers and airlines. Many of those providers face the same economic challenges as us. Continued freight demand softness and the temporary increase in the supply of trucks caused by the industry truck pre-buy made it somewhat easier to find qualified truckload capacity to meet customer freight needs for our truck brokerage operation. If these market conditions change and we are unable to secure the services of these third-party capacity providers, our results of operations could be adversely affected.

Our earnings could be reduced by increases in the number of insurance claims, the cost per claim, the costs of insurance premiums or the availability of insurance coverage.
     We self-insure for a significant portion of liability resulting from bodily injury, property damage, cargo loss and workers' compensation. This is supplemented by premium insurance with licensed and highly-rated insurance companies above our self-insurance level for each type of coverage. To the extent we experience a significant increase in the number of claims, cost per claim or costs of insurance premiums for coverage in excess of our retention amounts, our operating results would be negatively affected.

Decreased demand for our used revenue equipment could result in lower unit sales, resale values and gains on sales of assets.
     We are sensitive to changes in used equipment prices, especially tractors. We have been in the business of selling our company-owned trucks since 1992, when we formed our wholly-owned subsidiary Fleet Truck Sales. We have 17 Fleet Truck Sales locations throughout the United States. Due to the weaker freight market and high fuel prices, Fleet Truck Sales demand softened in fourth quarter 2007. This is expected to continue for at least the first half of 2008, which will likely have a continued negative impact on the amount of our gains on sales. During 2007, we continued to sell our oldest van trailers that are fully depreciated and replaced them with new trailers, and we expect to continue doing so in 2008. Gains on sales of assets are reflected as a reduction of other operating expenses in our income statement and amounted to gains of $22.9 million in 2007, $28.4 million in 2006 and $11.0 million in 2005.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.
      In addition to direct regulation by the DOT and other agencies, we are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm-water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain bulk fuel storage at several of our facilities. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

We rely on the services of key personnel, the loss of which could impact our future success.
     We are highly dependent on the services of key personnel including Clarence L. Werner, Gary L. Werner, Gregory L. Werner and other executive officers. Although we believe we have an experienced and highly qualified management group, the loss of the services of these executive officers could have a material adverse impact on us and our future profitability.

Difficulty in obtaining goods and services from our vendors and suppliers could adversely affect our business.
     We are dependent on our vendors and suppliers. We believe we have good vendor relationships and that we are generally able to obtain attractive pricing and other terms from vendors and suppliers. If we fail to maintain satisfactory relationships with our vendors and suppliers or if our vendors and suppliers experience significant financial problems, we could experience difficulty in obtaining needed goods and services because of production interruptions or other reasons. Consequently, our business could be adversely affected.

We use our information systems extensively for day-to-day operations, and service disruptions could have an adverse impact on our operations.
     The efficient operation of our business is highly dependent on our information systems. Much of our software was developed internally or by adapting purchased software applications to our needs. We purchased redundant computer hardware systems and have our own off-site disaster recovery facility approximately ten miles from our offices for use in the event of a disaster. We took these steps to reduce the risk of disruption to our business operation if a disaster occurred.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     We  have  not received any  written comments from SEC  staff regarding  our periodic or current reports that were  issued  180 days or more preceding the end of our 2007 fiscal year and that remain unresolved.

ITEM 2.   PROPERTIES

     Our headquarters are located near U.S. Interstate 80 west of Omaha, Nebraska, on approximately 197 acres, 107 of which are held for future expansion. Our headquarters office building includes a computer center, drivers' lounge areas, cafeteria and company store. The Omaha headquarters also includes a driver training facility and equipment maintenance and repair facilities. These maintenance facilities contain a central parts warehouse, frame straightening and alignment machine, truck and trailer  wash  areas,  equipment safety  lanes,  body  shops  for
tractors  and  trailers,  paint booth and  reclaim  center.   Our
headquarter facilities have suitable space available to accommodate planned needs for at least the next three to five years.

     We also have several terminals throughout the United States, consisting of office and/or maintenance facilities. Our terminal locations are described below:


Location                  Owned or Leased   Description                            Segment
-----------------------   ---------------   ------------------------------------   -------------------------
Omaha, Nebraska           Owned             Corporate  headquarters, maintenance   Truckload, VAS, Corporate
Omaha, Nebraska           Owned             Disaster recovery, warehouse           Corporate
Phoenix, Arizona          Owned             Office, maintenance                    Truckload
Fontana, California       Owned             Office, maintenance                    Truckload
Denver, Colorado          Owned             Office, maintenance                    Truckload
Atlanta, Georgia          Owned             Office, maintenance                    Truckload, VAS
Indianapolis, Indiana     Leased            Office, maintenance                    Truckload
Springfield, Ohio         Owned             Office, maintenance                    Truckload
Allentown, Pennsylvania   Leased            Office, maintenance                    Truckload
Dallas, Texas             Owned             Office, maintenance                    Truckload, VAS
Laredo, Texas             Owned             Office, maintenance, transloading      Truckload, VAS
Lakeland, Florida         Leased            Office                                 Truckload
Portland, Oregon          Leased            Office, maintenance                    Truckload
El Paso, Texas            Leased            Office, maintenance                    Truckload
Ardmore, Oklahoma         Leased            Maintenance                            Truckload, VAS
Indianola, Mississippi    Leased            Maintenance                            Truckload, VAS
Scottsville, Kentucky     Leased            Maintenance                            Truckload, VAS
Fulton, Missouri          Leased            Maintenance                            Truckload, VAS
Tomah, Wisconsin          Leased            Maintenance                            Truckload
Newbern, Tennessee        Leased            Maintenance                            Truckload
Chicago, Illinois         Leased            Maintenance                            Truckload
Alachua, Florida          Leased            Maintenance                            Truckload, VAS
South Boston, Virginia    Leased            Maintenance                            Truckload, VAS
Garrett, Indiana          Leased            Maintenance                            Truckload



     We currently lease (i) approximately 60 small sales offices, brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico, Canada and China. We own (i) a 96-room motel located near our Omaha headquarters; (ii) a 71-room private lodging facility at our Dallas terminal; (iii) four low-income housing apartment complexes in the Omaha area; (iv) a warehouse facility in Omaha; and (v) a terminal facility in Queretaro, Mexico, which we lease to a related party (see Note 7 "Related Party Transactions" in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). We also have 50% ownership in a 125,000 square-foot warehouse located near our headquarters in Omaha. The Fleet Truck Sales network currently has 17 locations. Fleet Truck Sales, a wholly-owned subsidiary, sells our used trucks and trailers and is believed to be one of the largest domestic Class 8 truck sales entities in the United States.

ITEM 3.   LEGAL PROCEEDINGS

     We are a party subject to routine litigation incidental to our business, primarily involving claims for bodily injury, property damage and workers' compensation incurred in the transportation of freight. We have maintained a self-insurance program with a qualified department of risk management professionals since 1988. These employees manage our property damage, cargo, liability and workers' compensation claims. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers' compensation claims every six months.

     We were responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving bodily injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, we increased our self-insured retention ("SIR") and deductible amount to $2.0 million per occurrence. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. The following table reflects the SIR/deductible levels and aggregate amounts of liability for bodily injury and property damage claims since August 1, 2004:


                                                    Primary Coverage
       Coverage Period           Primary Coverage    SIR/Deductible
------------------------------   ----------------   ----------------
August 1, 2004 - July 31, 2005     $5.0 million     $2.0 million (1)
August 1, 2005 - July 31, 2006     $5.0 million     $2.0 million (2)
August 1, 2006 - July 31, 2007     $5.0 million     $2.0 million (2)
August 1, 2007 - July 31, 2008     $5.0 million     $2.0 million (3)


(1) Subject to an additional $3.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (meaning that we were fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(2) Subject to an additional $2.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (meaning that we were fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(3)  Subject to an additional $8.0 million aggregate in the $2.0 to  $5.0 million layer and a $5.0 million aggregate in the  $5.0 to $10.0 million layer.

     We  are  responsible for  workers' compensation up  to  $1.0 million per claim. Effective April 2007, we were no longer responsible for the additional $1.0 million aggregate for claims between $1.0 million and $2.0 million. For the years 2005 and 2006 we were responsible for a $1.0 million aggregate for claims between $1.0 million and $2.0 million. We also maintain a $25.4 million bond and have insurance for individual claims above $1.0 million.

     Our primary insurance covers the range of liability under which we expect most claims to occur. If any liability claims are substantially in excess of coverage amounts listed in the table above, such claims are covered under premium-based policies (issued by financially stable insurance companies) to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage. See also Note 1 "Insurance and Claims Accruals" and Note 6 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    During the fourth quarter of 2007, no matters were submitted to a vote of stockholders.

                             PART II

ITEM 5.   MARKET   FOR   REGISTRANT'S  COMMON   EQUITY,   RELATED
          STOCKHOLDER  MATTERS  AND ISSUER  PURCHASES  OF  EQUITY
          SECURITIES

Price Range of Common Stock

     Our Common Stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol "WERN". The following table sets forth, for the quarters indicated, (i) the high and low trade prices per share of our Common Stock quoted on the NASDAQ Global Select MarketSM and (ii) our dividends declared per Common share from January 1, 2006, through December 31, 2007.


                                                 Dividends
                                                Declared Per
                            High       Low      Common Share
                          --------   --------   ------------
         2007
         Quarter ended:
           March 31       $ 20.92    $ 17.58        $.045
           June 30          20.40      17.99         .050
           September 30     22.00      16.71         .050
           December 31      19.66      16.66         .050



                                                  Dividends
                                                 Declared Per
                             High       Low      Common Share
                           --------   --------   ------------
         2006
         Quarter ended:
           March 31        $ 21.84    $ 18.16        $.040
           June 30           21.01      18.32         .045
           September 30      20.89      17.16         .045
           December 31       20.76      17.30         .045


     As of February 15, 2008, our Common Stock was held by 196 stockholders of record. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low trade prices per share of our Common Stock in the NASDAQ Global Select MarketSM as of February 15, 2008 were $18.76 and $17.85, respectively.

Dividend Policy

     We have paid cash dividends on our Common Stock following each fiscal quarter since the first payment in July 1987. We currently intend to continue paying dividends on a quarterly basis and do not currently anticipate any restrictions on our future ability to pay such dividends. However, we cannot give any assurance that dividends will be paid in the future because they are dependent on earnings, our financial condition and other factors.

Equity Compensation Plan Information

     For information on our equity compensation plans, please refer to Item 12, "Security Ownership of Certain Beneficial
Owners and Management and Related Stockholder Matters."

Performance Graph

         Comparison of Five-Year Cumulative Total Return

     The following graph is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent we specifically request that such information be incorporated by reference or treated as soliciting material.

                [PERFORMANCE GRAPH APPEARS HERE]


                                     12/31/02  12/31/03  12/31/04  12/31/05  12/31/06  12/31/07
                                     --------  --------  --------  --------  --------  --------
Werner Enterprises, Inc. (WERN)      $ 100.00  $ 113.67  $ 132.84  $ 116.51  $ 104.29  $ 102.63
Standard & Poor's 500                $ 100.00  $ 128.68  $ 142.69  $ 149.70  $ 173.34  $ 182.87
NASDAQ Trucking Group (SIC Code 42)  $ 100.00  $ 122.07  $ 149.61  $ 137.41  $ 134.69  $ 128.71


     Assuming the investment of $100.00 on December 31, 2002, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our Common Stock for the last five fiscal years with the cumulative total return of Standard & Poor's 500 Market Index and an index of other companies included in the trucking industry (NASDAQ Trucking Group - Standard Industrial Classification Code 42) over the same period. Our stock price was $17.03 as of December 31, 2007. This amount was used for purposes of calculating the total return on our Common Stock for the year ended December 31, 2007.

Purchases  of  Equity  Securities by the  Issuer  and  Affiliated
Purchasers

     On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our Common Stock that the Company is authorized to repurchase. Under this new authorization, the Company is permitted to repurchase an additional 8,000,000 shares. The previous authorization, announced on April 17, 2006, authorized the Company to repurchase 6,000,000 shares and was completed in fourth quarter 2007. As of December 31, 2007, the Company had purchased 791,200 shares pursuant to the October 2007 authorization and had 7,208,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     The following table summarizes our Common Stock repurchases during the fourth quarter of 2007 made pursuant to the 2006 (708,800 shares) and October 2007 (791,200) authorizations. The Company did not purchase any shares during the fourth quarter of 2007 other than through this program. All stock repurchases were made by the Company or on its behalf and not by any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.


              Issuer Purchases of Equity Securities

                                                                                          Maximum Number
                                                                                         (or Approximate
                                                                  Total Number of        Dollar Value) of
                                                                 Shares (or Units)    Shares (or Units) that
                        Total Number of                         Purchased as Part of        May Yet Be
                            Shares         Average Price Paid    Publicly Announced     Purchased Under the
      Period         (or Units) Purchased  per Share (or Unit)   Plans or Programs       Plans or Programs
                     ---------------------------------------------------------------------------------------
October 1-31, 2007          265,500              $18.21                265,500               8,443,300
November 1-30, 2007       1,234,500              $17.77              1,234,500               7,208,800
December 1-31, 2007               -                   -                      -               7,208,800
                     --------------------                       --------------------
Total                     1,500,000              $17.85              1,500,000               7,208,800
                     ====================                       ====================


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.


(In thousands, except per share amounts)
                                               2007        2006        2005        2004        2003
                                            ----------  ----------  ----------  ----------  ----------
Operating revenues                          $2,071,187  $2,080,555  $1,971,847  $1,678,043  $1,457,766
Net income                                      75,357      98,643      98,534      87,310      73,727
Diluted earnings per share*                       1.02        1.25        1.22        1.08        0.90
Cash dividends declared per share*                .195        .175        .155        .130        .090
Return on average stockholders' equity (1)         8.8%       11.3%       12.1%       11.9%       10.9%
Return on average total assets (2)                 5.4%        7.1%        7.6%        7.5%        6.7%
Operating ratio (consolidated) (3)                93.4%       92.1%       91.7%       91.6%       91.9%
Book value per share* (4)                        11.83       11.55       10.86        9.76        8.90
Total assets                                 1,321,408   1,478,173   1,385,762   1,225,775   1,121,527
Total debt                                           -     100,000      60,000           -           -
Stockholders' equity                           832,788     870,351     862,451     773,169     709,111


*After giving retroactive effect for the September 30, 2003 five-for-four stock split (all years presented).
(1) Net income expressed as a percentage of average stockholders' equity. Return on equity is a measure of a corporation's profitability relative to recorded shareholder investment.
(2) Net income expressed as a percentage of average total assets. Return on assets is a measure of a corporation's profitability relative to recorded assets.
(3) Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(4) Stockholders' equity divided by common shares outstanding as of the end of the period. Book value per share indicates the dollar value remaining for common shareholders if all assets were liquidated and all debts were paid at the recorded amounts.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the financial statements from management's perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:

       * Cautionary Note Regarding Forward-Looking Statements
       * Overview
       * Results of Operations
       * Liquidity and Capital Resources
       * Contractual Obligations and Commercial Commitments
       * Off-Balance Sheet Arrangements
       * Critical Accounting Policies
       * Inflation

Cautionary Note Regarding Forward-Looking Statements:

     This annual report on Form 10-K contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as "anticipate," "believe,"
"estimate," "expect," "intend," "plan," "project" and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause actual results to differ materially from the anticipated results expressed in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A, "Risk Factors." Readers should not unduly rely on the forward-looking statements included in this Form 10-K because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we assume no obligation to update forward-looking statements to reflect subsequent events or circumstances.

Overview:

     We operate in the truckload sector of the trucking industry, with a focus on transporting consumer nondurable products that ship more consistently throughout the year. Our success depends on our ability to efficiently manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our VAS segment). Although our business volume is not highly concentrated, we may also be occasionally affected by our customers' financial failures or loss of customer business.

     Operating revenues consist of (i) trucking revenues generated by the six operating fleets in the Truckload segment (dedicated, medium-to-long-haul van, regional short-haul, expedited, temperature-controlled and flatbed) and (ii) non-trucking revenues generated primarily by our VAS segment. Our Truckload segment also includes a small amount of non-trucking revenues, consisting primarily of the portion of shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS and Truckload segments. Trucking revenues accounted for 86% of total operating revenues in 2007, and non-trucking and other operating revenues accounted for 14%.

     Trucking services typically generate revenues on a per-mile basis. Other sources of trucking revenues include fuel surcharges and accessorial revenues (such as stop charges, loading/unloading charges and equipment detention charges). Because fuel surcharge revenues fluctuate in response to changes in fuel costs, these revenues are identified separately within the operating statistics table and are excluded from the statistics to provide a more meaningful comparison between periods. The non-trucking revenues in the operating statistics table include such revenues generated by a fleet whose operations fall within the Truckload segment. We do this so that we can calculate the revenue statistics in the operating statistics table using only the revenue generated by company-owned and owner-operator trucks. The key statistics used to evaluate trucking revenues (excluding fuel surcharges) are (i) average revenues per tractor per week, (ii) per-mile rates charged to customers, (iii) average monthly miles generated per tractor,
(iv) average percentage of empty miles (miles without trailer cargo), (v) average trip length and (vi) average number of tractors in service. General economic conditions, seasonal freight patterns in the trucking industry and industry capacity are important factors that impact these statistics.

     Our most significant resource requirements are company drivers, owner-operators, tractors, trailers and equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). We have historically been successful mitigating our risk to fuel price increases by recovering additional fuel surcharges from our customers that recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and owner-operator availability and the market for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims and for workers' compensation benefits for our employees (supplemented by premium-based coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

     The operating ratio is a common industry measure used to evaluate our profitability and that of our trucking operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact trucking operations are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles generated. As such, we also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for 2007 to 2006, several industry-wide issues could cause costs to increase in 2008. These issues include a softer freight market and fluctuating fuel prices. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). Depreciation expense was historically affected by the EPA engine emission standards that became effective in October 2002 and applied to all new trucks purchased after that time, resulting in increased truck purchase costs. Depreciation expense will also be affected in the future because in January 2007 a second set of more strict EPA engine emissions standards became effective for all newly manufactured truck engines. Compared to trucks with engines produced before 2007, the trucks with new engines manufactured under the 2007 standards have higher purchase prices, and we expect them to be less fuel-efficient and result in increased maintenance costs. The trucking operations require substantial cash expenditures for tractor and trailer purchases. In 2005 and 2006, we accelerated our normal three-year replacement cycle for company-owned tractors. We funded these purchases with net cash from operations and financing available under our existing credit facilities, as management deemed necessary. The additional number of new trucks purchased in 2005 and 2006 has allowed us to delay purchases of trucks with the new 2007-standard engines until 2008.

     The weak freight market is placing increasing pressure on rates during first quarter 2008. Costs for the Truckload segment were much higher in January 2008 compared to January 2007 due to:
(i) significantly higher fuel prices, (ii) much higher maintenance due in part to worse than normal winter weather and
(iii) higher insurance. Based on January 2008 results, it is likely that our earnings per share for first quarter 2008 will be significantly lower than our earnings per share for first quarter 2007.

     We provide non-trucking services primarily through our VAS division. These services include truck brokerage, freight management (single-source logistics), intermodal and international. Unlike our trucking operations, the non-trucking operations are less asset-intensive and are instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The most significant expense item related to these non-trucking services is the cost of transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other expenses include salaries, wages and benefits and computer hardware and software depreciation. We evaluate our non-trucking operations by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The operating income percentage for the non-trucking business is lower than those of the trucking operations, but the return on assets is substantially higher.

Results of Operations

     The  following  table  sets  forth   certain  industry  data
regarding our freight revenues and operations for the periods indicated.


                                  2007          2006          2005          2004          2003
                              -----------   -----------   -----------   -----------   -----------
Trucking revenues, net of
  fuel surcharge (1)          $ 1,483,164   $ 1,502,827   $ 1,493,826   $ 1,378,705   $ 1,286,674
Trucking fuel surcharge
  revenues (1)                    301,789       286,843       235,690       114,135        61,571
Non-trucking revenues,
  including VAS (1)               268,388       277,181       230,863       175,490       100,916
Other operating revenues (1)       17,846        13,704        11,468         9,713         8,605
                              -----------   -----------   -----------   -----------   -----------
  Operating revenues (1)      $ 2,071,187   $ 2,080,555   $ 1,971,847   $ 1,678,043   $ 1,457,766
                              ===========   ===========   ===========   ===========   ===========

Operating ratio
  (consolidated) (2)                 93.4%         92.1%         91.7%         91.6%         91.9%
Average revenues per tractor
  per week (3)                $     3,341   $     3,300   $     3,286   $     3,136   $     2,988
Average annual miles per
  tractor                         118,656       117,072       120,912       121,644       121,716
Average annual trips per
  tractor                             184           175           187           185           173
Average trip length in
  miles (loaded)                      558           581           568           583           627
Total miles (loaded and
  empty) (1)                    1,012,964     1,025,129     1,057,062     1,028,458     1,008,024
Average revenues per total
  mile (3)                    $     1.464   $     1.466   $     1.413   $     1.341   $     1.277
Average revenues per loaded
  mile (3)                    $     1.692   $     1.686   $     1.609   $     1.511   $     1.431
Average percentage of empty
  miles (4)                          13.5%         13.1%         12.2%         11.3%         10.8%
Average tractors in service         8,537         8,757         8,742         8,455         8,282
Total tractors (at year end):
   Company                          7,470         8,180         7,920         7,675         7,430
   Owner-operator                     780           820           830           925           920
                              -----------   -----------   -----------   -----------   -----------
      Total tractors                8,250         9,000         8,750         8,600         8,350
                              ===========   ===========   ===========   ===========   ===========
Total trailers (truck and
  intermodal, at year end)         24,855        25,200        25,210        23,540        22,800
                              ===========   ===========   ===========   ===========   ===========


(1) Amounts in thousands.
(2)  Operating  expenses expressed as a percentage  of  operating
revenues.   Operating ratio is a common measure in  the  trucking
industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.
(4) Miles without trailer cargo.

     The  following  table  sets forth  the  revenues,  operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $10.0 million in 2007, $11.2 million in 2006 and $12.2 million in 2005, as described on page 17.


                                                             2007                2006                2005
                                                      ------------------  ------------------  ------------------
Truckload Transportation Services (amounts in 000's)       $         %         $         %         $         %
----------------------------------------------------  ------------------  ------------------  ------------------
Revenues                                              $ 1,795,227  100.0  $ 1,801,090  100.0  $ 1,741,828  100.0
Operating expenses                                      1,673,619   93.2    1,644,581   91.3    1,585,706   91.0
                                                      -----------         -----------         -----------
Operating income                                      $   121,608    6.8  $   156,509    8.7  $   156,122    9.0
                                                      ===========         ===========         ===========


     Higher fuel prices and higher fuel surcharge collections increase our consolidated operating ratio and the Truckload segment's operating ratio when fuel surcharges are reported on a gross basis as revenues versus netting against fuel expenses. Eliminating fuel surcharge revenues, which are generally a more volatile source of revenue, provides a more consistent basis for comparing the results of operations from period to period. The following table calculates the Truckload segment's operating ratio as if fuel surcharges are excluded from revenue and instead reported as a reduction of operating expenses.


                                                             2007                2006                2005
                                                      ------------------  ------------------  ------------------
Truckload Transportation Services (amounts in 000's)       $         %         $         %         $         %
----------------------------------------------------  ------------------  ------------------  ------------------
Revenues                                              $ 1,795,227         $ 1,801,090         $ 1,741,828
Less: trucking fuel surcharge revenues                    301,789             286,843             235,690
                                                      -----------         -----------         -----------
Revenues, net of fuel surcharges                        1,493,438  100.0    1,514,247  100.0    1,506,138  100.0
                                                      -----------         -----------         -----------
Operating expenses                                      1,673,619           1,644,581           1,585,706
Less: trucking fuel surcharge revenues                    301,789             286,843             235,690
                                                      -----------         -----------         -----------
Operating expenses, net of fuel surcharges              1,371,830   91.9    1,357,738   89.7    1,350,016   89.6
                                                      -----------         -----------         -----------
Operating income                                      $   121,608    8.1  $   156,509   10.3  $   156,122   10.4
                                                      ===========         ===========         ===========


     The  following  table  sets  forth the  VAS  segment's  non-
trucking revenues, rent and purchased transportation, other operating expenses and operating income. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party transportation costs), communications and utilities and other operating expense categories.


                                                            2007                2006                2005
                                                     ------------------  ------------------  ------------------
Value Added Services (amounts in 000's)                   $         %         $         %         $         %
---------------------------------------              ------------------  ------------------  ------------------
Revenues                                             $   258,433  100.0  $   265,968  100.0  $   218,620  100.0
Rent and purchased transportation expense                224,667   86.9      240,800   90.5      196,972   90.1
                                                     -----------         -----------         -----------
Gross margin                                              33,766   13.1       25,168    9.5       21,648    9.9
Other operating expenses                                  21,348    8.3       17,747    6.7       13,203    6.0
                                                     -----------         -----------         -----------
Operating income                                     $    12,418    4.8  $     7,421    2.8  $     8,445    3.9
                                                     ===========         ===========         ===========


2007 Compared to 2006
---------------------

Operating Revenues

     Operating revenues decreased 0.5% in 2007 compared to 2006. Excluding fuel surcharge revenues, trucking revenues decreased 1.3% due primarily to a 2.5% decrease in the average number of tractors in service (as discussed further below), offset partially by a 1.4% increase in average annual miles per tractor. The truckload freight market was softer during most of 2007 compared to 2006. Additionally, the significant industry-wide accelerated purchase of new trucks in advance of the new 2007 EPA engine emissions standards contributed to excess truck capacity that partially disrupted the supply and demand balance during 2007. These combined factors negatively affected revenues per total mile, which decreased 0.1% in 2007 compared to 2006.

     Freight demand softness and the temporary increase in the supply of trucks caused by the industry truck pre-buy made for challenging freight market conditions during 2007. In mid-March 2007, we began reducing our medium-to-long-haul Van fleet by a total of 250 trucks to better match the volume of freight with the capacity of trucks and to improve profitability. This fleet has the greatest exposure to the spot freight market and faced the most operational and competitive challenges. By the latter part of April 2007, this initial medium-to-long-haul Van fleet reduction goal was achieved, but we had not yet achieved the desired balance of trucks and freight. As a result, we decided to further reduce our medium-to-long-haul Van fleet by an additional 400 trucks, which we completed by the end of June 2007. We were able to transfer a portion of our medium-to-long-haul Van fleet trucks to other more profitable fleets. The net impact to our total fleet was an approximate 500-truck reduction from mid-March 2007 to the end of June 2007. Beginning in the second week of November 2007, we reduced our medium-to-long-haul Van fleet by an additional 100 trucks due to further weakness in the Van market. This resulted in a cumulative 750-truck reduction of our medium-to-long-haul Van fleet from mid-March 2007 to December 2007. After experiencing disappointing load counts during the first three weeks of January 2008, we reduced our medium-to-long-haul Van fleet by another 200 trucks in order to achieve the operational efficiencies and profitability expectations for this fleet.

     Load volumes were lower for the medium-to-long-haul Van fleet during the first eight weeks of 2008 compared to the same period of 2007. Prebook percentages of loads to trucks for the medium-to-long-haul Van fleet were lower in January 2008 compared to January 2007. After the 200 truck medium-to-long-haul Van fleet reduction in January 2008, prebook percentages of loads to trucks in the first three weeks of February 2008 were still lower than the first three weeks of February 2007.

     The average percentage of empty miles increased to 13.5% in 2007 from 13.1% in 2006. This increase resulted from the weaker freight market, a higher percentage of dedicated trucks in the total fleet and more regional shipments with shorter lengths of haul. Over the past few years, we have grown our dedicated fleets. These fleets generally operate according to arrangements under which we provide trucks and/or trailers for a specific customer's exclusive use. Under nearly all of these arrangements, dedicated customers pay us on an all-mile basis (regardless of whether trailers or trucks are loaded or empty) to obtain guaranteed truck and/or trailer capacity. For freight management and statistical reporting purposes, we classify a mile without cargo in the trailer as an "empty mile" or "deadhead mile." The growth of our dedicated fleet business and the higher percentage of miles without cargo in the trailer attributed to dedicated fleets have each contributed to an increase in our reported average empty miles percentage. If we excluded the dedicated fleet, the average empty mile percentage would be 11.8% in 2007 and 10.8% in 2006.

     Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues increased to $301.8 million in 2007 from $286.8 million in 2006 in response to higher average fuel prices in 2007. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to
(i)  recoup high fuel costs from customers when fuel prices  rise and (ii) provide customers with the benefit of lower costs when fuel prices decline. The Company's fuel surcharge standard is a one (1.0) cent per mile rate increase for every five (5.0) cent per gallon increase in the DOE weekly retail on-highway diesel prices. This standard is used for many fuel surcharge programs. These programs have historically enabled us to recover approximately 70-90% of the fuel price increases. The remaining 10-30% is generally not recoverable because of empty miles not billable to customers, out-of-route miles, truck idle time and the volatility of fuel prices when prices change rapidly in short time periods. Also, in a rapidly rising fuel price market, there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel.

     VAS revenues decreased 2.8% to $258.4 million in 2007 from $266.0 million in 2006 due to a customer structural change (discussed below), offset partially by an increase in Brokerage and International revenues. VAS gross margin dollars increased 34.2% for the same period due to an improvement in the gross margin percentage in the Brokerage and Intermodal divisions. VAS revenues are generated by the following VAS operating divisions:
Brokerage, Freight Management (single-source logistics), Intermodal and International. Beginning in third quarter 2007, we negotiated with a large VAS customer a structural change to their continuing arrangement related to the use of third-party carriers. This change affects the reporting of VAS revenues and purchased transportation expenses for this customer in third quarter 2007 and future periods; and consequently, we began reporting VAS revenues for this customer on a net basis (revenues net of purchased transportation expense) rather than on a gross basis. This reporting change resulted in a reduction in VAS revenues and VAS rent and purchased transportation expense of $38.5 million comparing the second half of 2006 to the second half of 2007. This reporting change had no impact on the dollar amount of VAS gross margin or operating income. Excluding the affected freight revenues for this customer, VAS revenues grew 13% in 2007 compared to 2006.

     Brokerage continued to produce strong results with 26% revenue growth and improved operating income as a percentage of revenues. Freight Management successfully distributed freight to other operating divisions and continues to secure new customer business awards that generate additional freight opportunities across all company business units. Intermodal revenues declined by design, yet produced significant operating income improvement as we benefited from intermodal strategy changes that management began implementing during the latter part of 2006.

     Werner Global Logistics ("WGL"), formed in July 2006, is actively assisting customers with innovative global supply chain solutions. Customer development efforts are progressing, and WGL continues to secure several new and meaningful customer business awards. We are, through our subsidiaries and affiliates, a licensed U.S. NVOCC, U.S. Customs Broker, licensed Freight Forwarder in China, licensed China NVOCC, a TSA approved Indirect Air Carrier, and an IATA Accredited Cargo Agent.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.4% in 2007 compared to 92.1% in 2006. Expense items that impacted the overall operating ratio are described on the following pages. As explained on page 20, the total company 2007 operating ratio was 110 basis points higher due to the significant increase in fuel expense and recording the related fuel surcharge revenues on a gross basis. The tables on page 20 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.


                                                        Increase
                                                       (Decrease)
                                        2007     2006   per Mile
                                     ------------------------------
     Salaries, wages and benefits      $.571    $.564    $.007
     Fuel                               .401     .377     .024
     Supplies and maintenance           .150     .145     .005
     Taxes and licenses                 .115     .114     .001
     Insurance and claims               .092     .090     .002
     Depreciation                       .159     .158     .001
     Rent and purchased transportation  .160     .150     .010
     Communications and utilities       .020     .019     .001
     Other                             (.016)   (.013)   (.003)


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 12.3% in 2007 compared to 11.8% in 2006. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). This increase in owner-operator miles as a percentage of total miles shifted costs to the rent and purchased transportation category from other expense categories. We estimate that rent and purchased transportation expense for the Truckload segment was higher by approximately 0.7 cents per total mile due to this increase, and other expense categories had offsetting decreases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.3 cents; (ii) fuel, 0.2 cents;
(iii)  taxes  and licenses, 0.1 cent; and (iv) depreciation,  0.1 cent.

     Salaries,  wages and benefits for non-drivers  increased  in
2007 compared to 2006 due to a larger number of employees required to support the growth in the non-trucking VAS segment. Non-driver salaries for the Truckload segment were flat in 2007 compared to 2006. The increase in salaries, wages and benefits per mile of 0.7 cents for the Truckload segment is primarily attributed to (i) an increase in student driver pay as the average number of student trainer teams was higher in 2007 than in 2006; (ii) an increase in the dedicated fleet truck percentage as dedicated drivers typically earn a higher rate per mile than drivers in our other truck fleets; and (iii) higher group health insurance costs. These cost increases for the Truckload segment were partially offset by a decrease in workers' compensation expense, lower state unemployment tax expense and a decrease in equipment maintenance personnel.

     The driver recruiting and retention market remains challenging, but was less difficult in 2007 than in the 2006 due to improved driver availability. The weakness in the housing market and the medium-to-long-haul Van fleet reduction contributed favorably to our driver recruiting and retention efforts. We anticipate that competition for qualified drivers will remain high and cannot predict whether we will experience future shortages. If such a shortage did occur and additional driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 2.4 cents per mile for the Truckload segment due primarily to higher average diesel fuel prices. Average fuel prices in 2007 were 20 cents per gallon, or 10%, higher than in 2006. For the first eight months of 2007, average fuel prices were nearly the same as they were during the first eight months of 2006. However, during the last four months of 2007, average fuel prices continued to increase to record levels, while prices declined in the last four months of 2006. Fuel prices averaged 65 cents more per gallon in the last four months of 2007 versus the same period in 2006. Higher net fuel costs had a 9.0 cent negative impact on earnings per share in 2007 compared to 2006. Fuel prices have remained high to date in 2008. As of today, diesel fuel prices are 98 cents per gallon higher than on the same date a year ago, and average prices to date in 2008 are 88 cents per gallon higher than in the same period of 2007. We include all of the following items when calculating fuel's impact on earnings for both periods: (i) average fuel price per gallon,
(ii) fuel reimbursements paid to owner-operator drivers, (iii) miles per gallon and (iv) offsetting fuel surcharge revenues from customers.

     During third quarter 2006, truckload carriers transitioned a gradually increasing portion of their diesel fuel consumption from low sulfur diesel fuel to ULSD fuel. This transition occurred because fuel refiners were required to meet the EPA-mandated 80% ULSD threshold by October 15, 2006. Preliminary estimates indicated that ULSD would result in a 1-3% degradation in mpg for all trucks due to the lower energy content (btu) of
ULSD. Since the transition occurred, the result is an approximate 2% degradation of mpg. We believe that other factors which impact mpg, including increasing the percentage of aerodynamic trucks in our company truck fleet, have offset the negative mpg impact of ULSD.

     We have historically been successful recouping approximately 70-90% of fuel cost increases through our fuel surcharge program. The remaining 10-30% difference is caused by the impact of operational costs such as truck idling, empty miles, out-of-route miles, and the government mandated conversion to ULSD. In the past, we met with our customers to obtain recovery for this shortfall in base rates per mile. However, because of the current softer freight market, we have been unable to recover this shortfall in base rates. As a result, increases in the cost of fuel are expected to continue impacting our earnings per share until freight market conditions may allow us to recover this shortfall from customers. We are continuing to take actions to aggressively manage the controllable aspects of our fuel costs.

     Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

     Supplies and maintenance for the Truckload segment increased
0.5 cents (3%) per total mile in 2007 compared to 2006. Higher over-the-road tractor repairs and maintenance were the primary cause of this increase because the increased percentage of dedicated fleet trucks requires more repairs to be performed off-site rather than at our terminals. In addition, the average age of our company-owned truck fleet increased to 2.1 years at December 31, 2007 compared to 1.3 years at December 31, 2006. A portion of this increase was offset by lower non-driver salaries, wages and benefits from a decrease in maintenance personnel, as previously noted. Our trailer repair costs were slightly lower in 2007 than in 2006 because our ongoing purchases of new van trailers lowered the average age of our trailer fleet.

     Insurance and claims for the Truckload segment did not change significantly from 2006 to 2007, increasing just 0.2 cents (2%) on a per-mile basis. We renewed our liability insurance policies on August 1, 2007 and became responsible for an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. During the policy year that ended July 31, 2007, we were responsible for a lower $2.0 million aggregate for claims between $2.0 million and $3.0 million and no aggregate (meaning that we were fully insured) for claims between $3.0 million and $5.0 million. See Item 3 "Legal Proceedings" for information on our bodily injury and property damage coverage levels since August 1, 2004. Our liability insurance premiums for the policy year beginning August 1, 2007 are slightly lower than the previous policy year.

     Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to owner-operators in the Truckload segment. As discussed on page 21, the VAS segment's rent and purchased transportation expense decreased in response to a structural change to a large VAS customer's continuing arrangement. That change resulted in a reduction in VAS revenues and VAS rent and purchased transportation expense of
(i) $20.0 million from third quarter 2006 to third quarter 2007 and (ii) $18.5 million from fourth quarter 2006 to fourth quarter 2007. Excluding the rent and purchased transportation expense for this customer, the dollar amount of this expense increased for the VAS segment, similar to VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 86.9% in 2007 compared to 90.5% in 2006.

     Rent and purchased transportation for the Truckload segment increased 1.0 cent per total mile in 2007 due primarily to the increase in the percentage of owner-operator truck miles versus company truck miles. Increased fuel prices also necessitated higher reimbursements to owner-operators for fuel ($36.0 million in 2007 compared to $32.7 million in 2006). These reimbursements resulted in an increase of 0.3 cents per total mile. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and owner-operator trucks. Rather, we include the increase in owner-operator fuel reimbursements with our fuel expenses in calculating the per-share impact of higher fuel costs on earnings. Challenging operating conditions continue to make owner-operator recruitment and retention difficult for us. Such conditions include inflationary cost increases that are the responsibility of owner-operators. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any owner-operator decreases. If a shortage of owner-operators and company drivers occurs, increases in per mile settlement rates (for owner-operators) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we did not obtain corresponding freight rate increases.

     Other operating expenses for the Truckload segment decreased
0.3 cents per mile in 2007. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses, including costs to prepare the equipment for sale. Gains on sales of assets decreased to $22.9 million in 2007 from

$28.4 million in 2006. Due to the softer freight market and higher fuel prices, Fleet Truck Sales demand softened in fourth quarter 2007. We expect this to continue for at least the first half of 2008, which will likely have a continued negative impact on the amount of our gains on sales. We continued to sell our oldest van trailers that are fully depreciated and replaced them with new trailers, and we expect to continue doing so in 2008. Our wholly-owned used truck retail network, Fleet Truck Sales, is one of the largest Class 8 truck sales entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks. Other operating expenses also include bad debt expense. In 2006, we recorded an additional $7.2 million related to the bankruptcy of one of our former customers.

     We recorded $3.0 million of interest expense in 2007 versus $1.2 million of interest expense in 2006 because our average debt levels were higher in 2007. We had no debt outstanding at December 31, 2007. Our interest income decreased to $4.0 million in 2007 from $4.4 million in 2006.

     Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 45.1% for 2007 versus 41.1% for 2006, as described in Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. During fourth quarter 2007, we reached a tentative settlement agreement with an Internal Revenue Service appeals officer regarding a significant timing difference between financial reporting and tax reporting for our 2000 to 2004 federal income tax returns. We accrued the estimated cumulative interest charges, net of income taxes, of $4.0 million for the anticipated settlement of this matter. Our policy is to recognize interest and penalties directly related to income taxes as additional income tax expense.

2006 Compared to 2005
---------------------

Operating Revenues

     Operating revenues increased 5.5% in 2006 compared to 2005. Excluding fuel surcharge revenues, trucking revenues increased 0.6% due primarily to a 3.8% increase in average revenues per total mile, excluding fuel surcharges, offset by a 3.2% decrease in average annual miles per tractor. The truckload freight market was sluggish during much of 2006, particularly from mid-
August through December when the normal freight volume peak seasonal increase did not occur. Additionally, the significant industry-wide accelerated purchase of new trucks in advance of the new 2007 engine emissions standards contributed to excess truck capacity that partially disrupted the supply and demand balance in the second half of 2006. These combined factors resulted in the decrease in annual miles per tractor and also negatively affected revenues per total mile. While revenues per total mile increased 3.8% year-over-year, the percentage increase over the comparable 2005 periods was lower in the last two quarters of 2006 than in the first two quarters of 2006. Most of the revenues per total mile increase is due to base rate increases negotiated with customers, offset by an increase in the empty mile percentage.

     A substantial portion of our freight base is under contract with customers and provides for annual pricing increases, with much of our non-dedicated contractual business renewing in the latter part of third quarter and fourth quarter. The challenging freight market in the second half of 2006 made it much more difficult for us to obtain base rate increases at levels comparable to the 2005 and 2004 renewal periods.

     The average percentage of empty miles increased to 13.1% in 2006 from 12.2% in 2005. This increase partially resulted from higher percentages of dedicated trucks in the fleet and regional shipments with a shorter length of haul. If we excluded the dedicated fleet, the average empty mile percentage would be 10.8% in 2006 and 10.0% in 2005.

     Fuel surcharge revenues increased to $286.8 million in 2006 from $235.7 million in 2005 in response to higher average fuel prices in 2006.

     VAS revenues increased 21.7% to $266.0 million in 2006 from $218.6 million in 2005, and gross margin increased 16.3% for the same period. Most of the revenue growth came from our Brokerage and Intermodal divisions within VAS.

Operating Expenses

     Our operating ratio was 92.1% in 2006 versus 91.7% in 2005. Expense items that impacted the overall operating ratio are described on the following pages. As explained on page 20, the operating ratio increased due to the significant rise in fuel expense and recording the related fuel surcharge revenues on a gross basis. Because the VAS operating margin is lower than that of the trucking business, the growth in VAS business in 2006 compared to 2005 also increased our overall operating ratio. The tables on page 20 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.


                                                          Increase
                                                         (Decrease)
                                          2006     2005   per Mile
                                       ------------------------------
     Salaries, wages and benefits        $.564    $.532    $.032
     Fuel                                 .377     .321     .056
     Supplies and maintenance             .145     .143     .002
     Taxes and licenses                   .114     .112     .002
     Insurance and claims                 .090     .083     .007
     Depreciation                         .158     .149     .009
     Rent and purchased transportation    .150     .149     .001
     Communications and utilities         .019     .019     .000
     Other                               (.013)   (.008)   (.005)


     Owner-operator miles as a percentage of total miles were 11.8% in 2006 compared to 12.5% in 2005. This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. We estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 1.0 cent per total mile due to this decrease, and other expense categories had offsetting increases on a total-mile basis, as follows: (i) salaries, wages and benefits, 0.4 cents; (ii) fuel,
0.3 cents; (iii) supplies and maintenance, 0.1 cent; (iv) taxes and licenses, 0.1 cent; and (v) depreciation, 0.1 cent.

     Salaries,  wages and benefits for non-drivers  increased  in
2006 compared to 2005 due to a larger number of employees required to support the growth in the VAS segment. The increase in salaries, wages and benefits per mile of 3.2 cents for the Truckload segment is primarily attributed to higher driver pay per mile resulting from (i) an increased percentage of company truck miles versus owner-operator miles (see above); (ii) an increase in the dedicated fleet truck percentage; (iii) additional amounts paid to drivers to help offset the impact of lower miles in a sluggish freight market; and (iv) higher group health insurance costs, offset by a decrease in workers' compensation expense. Non-driver salaries, wages and benefits rose due to (i) an increase in equipment maintenance personnel and (ii) $2.3 million of stock compensation expense related to the our adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("No.
123R"), on January 1, 2006. See Note 5 to the Notes to Consolidated Financial Statements for more explanation of SFAS No. 123R.

     Effective January 1, 2006, we adopted SFAS No. 123R using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after January 1, 2006 for (i) the portion of outstanding awards not yet vested as of January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123,

Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures and (ii) all share-based payments granted on or after January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123R. Stock-based employee compensation expense for the year ended December 31, 2006 was $2.3 million, or 1.7 cents per share net of taxes. There was no cumulative effect of initially adopting SFAS No. 123R.

     The driver recruiting and retention market remained challenging during 2006. We had two quarters of sequential decreases in the average number of tractors in service during the first half of 2006. Following these decreases, our ongoing focus to lower driver turnover yielded positive results in the second half of the year. The improvements in the latter part of the year offset the decreases experienced during the first half of the year, resulting in essentially no change in average tractors in 2006 compared to 2005.

     Fuel increased 5.6 cents per mile for the Truckload segment due primarily to higher average diesel fuel prices. Average fuel prices in 2006 were 28 cents per gallon, or 16%, higher than in 2005. Higher net fuel costs had a four (4.0) cent negative impact on earnings per share in 2006 compared to 2005. As of December 31, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

     Insurance and claims for the Truckload segment increased 0.7 cents on a per-mile basis. This increase was primarily related to higher negative development on existing liability insurance claims and an increase in larger claims. We renewed our liability insurance policies on August 1, 2006. See Item 3 "Legal Proceedings" for information on our bodily injury and property damage coverage levels since August 1, 2004. Our liability insurance premiums for the policy year beginning August 1, 2006 were slightly higher than the previous policy year.

     Depreciation expense for the Truckload segment increased 0.9 cents on a per-mile basis in 2006. This increase is mainly due to (i) higher costs of new tractors having post-October 2002 engines, (ii) the impact of fewer average miles per truck and
(iii) an increased percentage of company-owned trucks compared to owner-operators. As of December 31, 2006, nearly 100% of the company-owned truck fleet consisted of trucks having post-October 2002 engines, compared to 89% at December 31, 2005.

     Rent and purchased transportation consists mainly of payments to third-party capacity providers in the VAS and other non-trucking operations and payments to owner-operators in the trucking operations. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 90.5% in 2006 compared to 90.1% in 2005. Intermodal's gross profits and operating income declined because of the softer freight market and the influence of higher fixed costs and repositioning costs.

     Rent and purchased transportation for the Truckload segment increased 0.1 cent per total mile in 2006. Higher fuel prices necessitated higher reimbursements to owner-operators for fuel ($32.7 million in 2006 compared to $26.6 million in 2005). These higher owner-operator reimbursements resulted in an increase of
0.7 cents per total mile. We also increased the van and regional over-the-road owner-operators' settlement rate by two (2.0) cents per mile effective May 1, 2006. These increases were offset by the decrease in the number of owner-operator trucks and the corresponding decrease in owner-operator miles. Payments to third-party capacity providers related to the small amount of non-trucking revenues recorded by the Truckload segment also decreased by 0.1 cent per mile, partially offsetting the Truckload segment's overall increase.

     Other operating expenses for the Truckload segment decreased
0.5 cents per mile in 2006. Gains on sales of assets increased to $28.4 million in 2006 from $11.0 million in 2005. During 2006, we began selling our oldest van trailers that reached the end of their depreciable life, which increased gains in 2006. The number of trucks sold in 2006 and the average gain per truck sold (before costs to prepare the equipment for sale) both decreased slightly in comparison to 2005. We spent less on repairs per truck sold in 2006 as compared to 2005, which also contributed to the improvement in gains on sale. Other operating expenses also include bad debt expense and professional service fees. In first quarter 2006, we recorded an additional $7.2 million related to the bankruptcy of one of our former customers.

     We recorded $1.2 million of interest expense in 2006 compared to $0.7 million of interest expense in 2005. We had $100 million of debt outstanding at December 31, 2006. This debt was incurred in the second half of 2006 for the purchase of new trucks. In first quarter 2006, we repaid the $60 million of debt that was outstanding at December 31, 2005. Our interest income increased to $4.4 million in 2006 from $3.4 million in 2005 due to improved interest rates, partially offset by a declining cash balance throughout 2006.

     Our  effective  income  tax rate was 41.1% for  2006  versus
41.0% for 2005, as described in Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Liquidity and Capital Resources

     During the year ended December 31, 2007, we generated cash flow from operations of $228.0 million, a 19.7% decrease ($56.1 million), in cash flow compared to the year ended December 31, 2006. This decrease is due primarily to (i) a $33.8 change in accounts payable for revenue equipment caused by a $16.1 million increase in accounts payable for revenue equipment from December 2005 to December 2006 (compared to a $17.7 million decrease in accounts payable for revenue equipment from December 2006 to December 2007) as we delayed the purchase of trucks with 2007 engines during 2007 and (ii) lower net income in 2007. These cash flow decreases were offset partially by working capital improvements in accounts receivable. Cash flow from operations increased $111.6 million in 2006 compared to 2005, or 64.7%. The increase in cash flow from operations in 2006 compared to 2005 was due primarily to lower income tax payments during 2006, higher payables for revenue equipment of $17.1 million and improved collections of accounts receivable. In addition, we wrote off a $7.2 million receivable related to the bankruptcy of a former customer during 2006, resulting in a decrease in net accounts receivable. Income taxes paid during 2006 totaled $68.9 million compared to $99.2 million in 2005. The higher tax payments in 2005 were related to tax law changes that resulted in the reversal of certain tax strategies implemented in 2001 and the effect of lower income tax depreciation in 2005 due to the bonus tax depreciation provision that expired on December 31, 2004. We made federal income tax payments of $22.5 million related to the reversal of the tax strategies in second quarter 2005. We were able to make net capital expenditures, repay debt, repurchase stock and pay dividends because of the cash flow from operations and existing cash balances, supplemented by net borrowings under our existing credit facilities.

     Net cash used in investing activities decreased 91.5% ($216.1 million) to $20.1 million in 2007 from $236.2 million in 2006. Net property additions (primarily revenue equipment) were $26.1 million for the year ended December 31, 2007 compared to $241.8 million during the same period of 2006. The decrease occurred because we took delivery of substantially fewer new trucks during 2007 to delay purchases of more expensive trucks with 2007 engines. The $58.0 million, or 19.7%, decrease in investing cash flows from 2006 to 2005 was due primarily to (i) the purchase of more tractors in 2005 as we began to reduce the average age of our truck fleet and (ii) purchasing fewer tractors and selling more trailers in 2006. The average age of our truck fleet is 2.1 years at December 31, 2007 compared to 1.3 years at December 31, 2006. As of December 31, 2007, we committed to property and equipment purchases of approximately $48.7 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

     Net financing activities used $214.4 million in 2007, used $52.8 million in 2006 and provided $48.9 million in 2005. The change from 2006 to 2007 included debt repayments (net of borrowings) of $100.0 million in 2007 compared to net borrowings of $40.0 million in 2006. We borrowed $60.0 million in 2005. We paid dividends of $14.0 million in 2007, $13.3 million in 2006 and $11.9 million in 2005. We increased our quarterly dividend rate by $0.005 per share beginning with the dividend paid in July 2007 and the dividend paid in July 2006. Financing activities also included Common Stock repurchases of $113.8 million in 2007, $85.1 million in 2006 and $1.6 million in 2005. From time to time, we have repurchased, and may continue to repurchase, shares of our Common Stock. The timing and amount of such purchases depends on market and other factors. On October 11, 2007, our Board of Directors approved an increase in the number of shares of our Common Stock that the Company is authorized to repurchase. This new authorization permits us to repurchase an additional 8,000,000 shares. As of December 31, 2007, the Company had purchased 791,200 shares pursuant to this authorization and had 7,208,800 shares remaining available for repurchase.

     Management believes our financial position at December 31, 2007 is strong. As of December 31, 2007, we had $25.1 million of cash and cash equivalents and $832.8 million of stockholders' equity. As of December 31, 2007, we had $225.0 million of credit pursuant to credit facilities, of which we had no outstanding borrowings. The $225.0 million of credit available under these facilities is further reduced by the $33.6 million in letters of credit we maintain. These letters of credit are primarily required as security for insurance policies. As of December 31, 2007, we did not have any non-cancelable revenue equipment operating leases and therefore had no off-balance sheet revenue equipment debt. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments

     The following tables set forth our contractual obligations and commercial commitments as of December 31, 2007.


                                       Payments Due by Period
                                            (in millions)

                                               Less than                           Over 5
                                      Total      1 year   1-3 years  4-5 years     years     Other
------------------------------------------------------------------------------------------------------
Contractual Obligations
Unrecognized tax benefits            $   12.6   $      -   $      -   $      -   $      -   $   12.6
Equipment purchase commitments           48.7       48.7          -          -          -          -
                                     --------   --------   --------   --------   --------   --------
Total contractual cash obligations   $   61.3   $   48.7   $      -   $      -   $      -   $   12.6
                                     ========   ========   ========   ========   ========   ========

Other Commercial
Commitments
Unused lines of credit               $  191.4   $      -   $  191.4   $      -   $      -   $      -
Standby letters of credit                33.6       33.6          -          -          -          -
                                     --------   --------   --------   --------   --------   --------
Total commercial commitments         $  225.0   $   33.6   $  191.4   $      -   $      -   $      -
                                     ========   ========   ========   ========   ========   ========

         Total obligations           $  286.3   $   82.3   $  191.4   $      -   $      -   $   12.6
                                     ========   ========   ========   ========   ========   ========


     We have committed credit facilities with two banks totaling $225.0 million, of which we had no outstanding borrowings. These credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). The credit available under these facilities is further reduced by the amount of standby letters of credit under which we are obligated. The unused lines of credit are available to us in the event we need financing for the growth of our fleet. Given our strong financial position, we expect that we could obtain additional financing, if necessary, at favorable terms. The standby letters of credit are primarily required for insurance policies. The equipment purchase commitments relate to committed equipment expenditures. On
January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"), and have recorded $12.6 million of unrecognized tax benefits. We are unable to reasonably determine when these amounts will be settled.

Off-Balance Sheet Arrangements

     We do not have arrangements that meet the definition of an off-balance sheet arrangement.

Critical Accounting Policies

     We operate in the truckload sector of the trucking industry, with a focus on transporting consumer nondurable products that ship more consistently throughout the year and when changes occur in the economy. Our success depends on our ability to efficiently manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand and may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is a key element in efficient resource deployment and in making capital investments in tractors and trailers. Although our business volume is not highly concentrated, we may also be affected by the financial failure of customers or a loss of a customer's business.

     Our most significant resource requirements are qualified drivers, tractors, trailers and related equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). Historically, we have successfully mitigated our risk to fuel price increases by recovering from our customers additional fuel surcharges that recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and owner-operator availability and the new and used revenue equipment market. Because we are self-insured for a significant portion of bodily injury, property damage and cargo claims and for workers' compensation benefits for our employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although our normal replacement cycle for tractors is three years, we calculate depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate (which approximates the continuing declining market value of the tractors) when a tractor is held beyond the normal three-year age.
       Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. We continually monitor the adequacy of the lives and salvage values used in calculating depreciation expense and adjust these assumptions appropriately when warranted.
     * Impairment of long-lived assets. We review our long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets. Long-lived assets classified as "held for sale" are reported at the lower of their carrying amount or fair value less costs to sell.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and noncurrent) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers' compensation claims every six months.
     * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider (including owner-operators under contract with us) is utilized to provide some or all of the service and we (i) are the primary obligor in regard to the shipment delivery, (ii) establish customer pricing separately from carrier rate negotiations, (iii) generally have discretion in carrier selection and/or (iv) have credit risk on the shipment, we record both revenues for the dollar value of services we bill to the customer and rent and purchased transportation expense for transportation costs we pay to the third-party provider upon the shipment's delivery. In the absence of the conditions listed above, we record revenues net of those expenses related to third-party providers.
     * Accounting for income taxes. Significant management judgment is required to determine the provision for income taxes, to determine whether deferred income taxes will be realized in full or in part and to determine the liability for unrecognized tax benefits in accordance with the provisions of FIN 48 (which we adopted January
       1, 2007). Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed to be necessary due to our profitable operations. Accordingly, if facts or financial circumstances changed and consequently impacted the likelihood of realizing the deferred income tax assets, we would need to apply management's judgment to determine the amount of valuation allowance required in any given period.

     Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our results of operations from period-to-period.

Inflation

     Inflation may impact our operating costs. A prolonged inflation period could cause rises in interest rates, fuel, wages and other costs. These inflationary increases could adversely affect our results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.

ITEM 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT  MARKET
          RISK

     We are exposed to market risk from changes in interest rates, commodity prices and foreign currency exchange rates.

Interest Rate Risk

     We had no debt outstanding at December 31, 2007. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of December 31, 2007, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a significant portion of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our revenue base to offset much of the higher fuel cost per gallon. We cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2007, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     We conduct business in Mexico, Canada and Asia. Foreign currency transaction gains and losses were not material to our results of operations for 2007 and prior years. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Accordingly, we are not currently subject to material risks involving any foreign currency exchange rate and the effects that such exchange rate movements would have on our future costs or future cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Werner Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2007, listed in Item 15(a)(2) of this Form 10-
K.    These   consolidated  financial  statements  and  financial
statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Werner Enterprises, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated February 18, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                              KPMG LLP
Omaha, Nebraska
February 18, 2008

                    WERNER ENTERPRISES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
            (In thousands, except per share amounts)


                                                      Years Ended December 31,
                                               --------------------------------------
                                                  2007          2006          2005
                                               ----------    ----------    ----------

Operating revenues                             $2,071,187    $2,080,555    $1,971,847
                                               ----------    ----------    ----------

Operating expenses:
  Salaries, wages and benefits                    598,837       594,783       574,893
  Fuel                                            408,410       388,710       340,622
  Supplies and maintenance                        159,843       155,304       154,719
  Taxes and licenses                              117,170       117,570       118,853
  Insurance and claims                             93,769        92,580        88,595
  Depreciation                                    166,994       167,516       162,462
  Rent and purchased transportation               387,564       395,660       354,335
  Communications and utilities                     20,098        19,651        20,468
  Other                                           (18,015)      (15,720)       (7,711)
                                               ----------    ----------    ----------
     Total operating expenses                   1,934,670     1,916,054     1,807,236
                                               ----------    ----------    ----------

Operating income                                  136,517       164,501       164,611
                                               ----------    ----------    ----------

Other expense (income):
  Interest expense                                  2,977         1,196           672
  Interest income                                  (3,989)       (4,407)       (3,381)
  Other                                               247           319           261
                                               ----------    ----------    ----------
     Total other income                              (765)       (2,892)       (2,448)
                                               ----------    ----------    ----------

Income before income taxes                        137,282       167,393       167,059
Income taxes                                       61,925        68,750        68,525
                                               ----------    ----------    ----------

Net income                                     $   75,357    $   98,643    $   98,534
                                               ==========    ==========    ==========

Earnings per share:
  Basic                                        $     1.03    $     1.27    $     1.24
                                               ==========    ==========    ==========
  Diluted                                      $     1.02    $     1.25    $     1.22
                                               ==========    ==========    ==========

Weighted-average common shares outstanding:
  Basic                                            72,858        77,653        79,393
                                               ==========    ==========    ==========
  Diluted                                          74,114        79,101        80,701
                                               ==========    ==========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)


                                                           December 31,
                                                     ------------------------
                    ASSETS                              2007          2006
                                                     ----------    ----------
Current assets:
  Cash and cash equivalents                          $   25,090    $   31,613
  Accounts  receivable, trade, less allowance
     of $9,765 and $9,417, respectively                 213,496       232,794
  Other receivables                                      14,587        17,933
  Inventories and supplies                               10,747        10,850
  Prepaid taxes, licenses, and permits                   17,045        18,457
  Current deferred income taxes                          26,702        25,251
  Other current assets                                   21,500        24,143
                                                     ----------    ----------
     Total current assets                               329,167       361,041
                                                     ----------    ----------
Property and equipment, at cost:
  Land                                                   27,947        26,945
  Buildings and improvements                            121,788       118,910
  Revenue equipment                                   1,284,418     1,372,768
  Service equipment and other                           171,292       168,597
                                                     ----------    ----------
     Total property and equipment                     1,605,445     1,687,220
     Less - accumulated depreciation                    633,504       590,880
                                                     ----------    ----------
                 Property and equipment, net            971,941     1,096,340
                                                     ----------    ----------
Other non-current assets                                 20,300        20,792
                                                     ----------    ----------
                                                     $1,321,408    $1,478,173
                                                     ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   49,652    $   75,821
  Insurance and claims accruals                          76,189        73,782
  Accrued payroll                                        21,753        21,344
  Other current liabilities                              19,395        19,963
                                                     ----------    ----------
     Total current liabilities                          166,989       190,910
                                                     ----------    ----------
Long-term debt, net of current portion            	      -       100,000
Other long-term liabilities                              14,165           999
Deferred income taxes                                   196,966       216,413
Insurance and claims accruals, net of current
  portion                                               110,500        99,500
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 200,000,000
    shares authorized; 80,533,536
    shares issued; 70,373,189 and 75,339,297
    shares outstanding, respectively                        805           805
  Paid-in capital                                       101,024       105,193
  Retained earnings                                     923,411       862,403
  Accumulated other comprehensive loss                     (169)         (207)
  Treasury stock, at cost; 10,160,347 and
    5,194,239 shares, respectively                     (192,283)      (97,843)
                                                     ----------    ----------
     Total stockholders' equity                         832,788       870,351
                                                     ----------    ----------
                                                     $1,321,408    $1,478,173
                                                     ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                               Years Ended December 31,
                                        -------------------------------------
                                           2007          2006          2005
                                        ---------     ---------     ---------
Cash flows from operating activities:
  Net income                            $  75,357     $  98,643     $  98,534
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation                          166,994       167,516       162,462
    Deferred income taxes                  (8,571)        2,234       (37,380)
    Gain on disposal of operating
      equipment                           (22,915)      (28,393)      (11,026)
    Stock based compensation                1,878         2,258             -
    Tax benefit from exercise of
      stock options                             -             -         1,617
    Other long-term assets                    918        (1,878)         (795)
    Insurance and claims accruals,
      net of current portion               11,000         4,500        11,000
    Other long-term liabilities               571           473           225
    Changes  in certain  working
      capital items:
      Accounts receivable, net             19,298         7,430       (53,453)
      Prepaid expenses and other
        current assets                      7,504        (1,498)      (14,207)
      Accounts payable             	  (26,169)       23,434         2,769
      Accrued and other current             2,120         9,346        12,746
        liabilities                     ---------     ---------     ---------
    Net cash provided by operating
      activities                          227,985       284,065       172,492
                                        ---------     ---------     ---------

Cash flows from investing activities:
  Additions to property and equipment    (133,124)     (400,548)     (414,112)
  Retirements of property and equipment   107,056       158,727       114,903
  Decrease in notes receivable              5,962         5,574         4,957
                                        ---------     ---------     ---------
    Net cash used in investing
      activities                          (20,106)     (236,247)     (294,252)
                                        ---------     ---------     ---------

Cash flows from financing activities:
   Proceeds from issuance of short-term
     debt                                       -             -        60,000
  Proceeds from issuance of long-term
     debt                                  10,000       100,000             -
  Repayments of short-term debt           (30,000)      (60,000)            -
  Repayments of long-term debt            (80,000)            -             -
  Dividends on common stock               (13,953)      (13,287)      (11,904)
  Repurchases of common stock            (113,821)      (85,132)       (1,573)
  Stock options exercised                   8,789         3,377         2,411
  Excess  tax benefits from exercise
    of stock options                        4,545         2,202             -
                                        ---------     ---------     ---------
    Net cash provided by (used in)
      financing activities               (214,440)      (52,840)       48,934
                                        ---------     ---------     ---------
Effect  of exchange rate fluctuations
  on cash                                      38            52           602
Net decrease in cash and cash
  equivalents                              (6,523)       (4,970)      (72,224)
Cash  and cash equivalents, beginning
  of year                                  31,613        36,583       108,807
                                        ---------     ---------     ---------
Cash and cash equivalents, end of year  $  25,090     $  31,613     $  36,583
                                        =========     =========     =========
Supplemental disclosures of cash flow
  information:
  Cash paid during year for:
         Interest                       $   3,717     $     566     $     561
         Income taxes                      65,111        68,941        99,170

Supplemental disclosures of non-cash
  investing activities:
  Notes receivable issued upon sale
    of revenue equipment                $   6,388     $   8,965     $   8,164


The accompanying notes are an integral part of these consolidated financial statements.

                     WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                             INCOME
       (In thousands, except share and per share amounts)


                                                              Accumulated
                                                                 Other                      Total
                               Common   Paid-In   Retained   Comprehensive   Treasury   Stockholders'
                               Stock    Capital   Earnings   Income (Loss)     Stock       Equity
                             --------------------------------------------------------------------------
BALANCE, December 31, 2004      $805   $106,695   $691,035      $(861)     $ (24,505)     $773,169

Purchases of 88,000 shares
 of common stock                   -          -          -          -         (1,573)       (1,573)
Dividends on common stock
 ($.155 per share)                 -          -    (12,309)         -              -       (12,309)
Exercise of stock options,
 310,696 shares,
 including tax benefits            -     (1,621)         -          -          5,649         4,028
Comprehensive income (loss):
 Net income                        -          -     98,534          -              -        98,534
 Foreign currency
   translation adjustments         -          -          -        602              -           602
                             -------   --------   --------      -----      ---------      --------
 Total comprehensive
   income (loss)                   -          -     98,534        602              -        99,136
                             -------   --------   --------      -----      ---------      --------

BALANCE, December 31, 2005       805    105,074    777,260       (259)       (20,429)      862,451

Purchases of 4,500,000 shares
  of common stock                  -          -          -          -        (85,132)      (85,132)
Dividends on common stock
 ($.175 per share)                 -          -    (13,500)         -              -       (13,500)
Exercise of stock options,
 418,854 shares, including
 excess tax benefits               -     (2,139)         -          -          7,718         5,579
Stock-based compensation
 expense                           -      2,258          -          -              -         2,258
Comprehensive income (loss):
 Net income                        -          -     98,643          -              -        98,643
 Foreign currency
   translation adjustments         -          -          -         52              -            52
                             -------   --------   --------      -----      ---------      --------
 Total comprehensive
   income (loss)                   -          -     98,643         52              -        98,695
                             -------   --------   --------      -----      ---------      --------

BALANCE, December 31, 2006       805    105,193    862,403       (207)       (97,843)      870,351

Purchases of 6,000,000 shares
  of common stock                  -          -          -          -       (113,821)     (113,821)
Dividends on common stock
 ($.195 per share)                 -          -    (14,081)         -              -       (14,081)
Exercise of stock options,
 1,033,892 shares, including
 excess tax benefits               -     (6,047)         -          -         19,381        13,334
Stock-based compensation
  expense                          -      1,878          -          -              -         1,878
Adoption of FIN 48                 -          -       (268)         -              -          (268)
Comprehensive income (loss):
 Net income                        -          -     75,357          -              -        75,357
 Foreign currency
   translation adjustments         -          -          -         38              -            38
                             -------   --------   --------      -----      ---------      --------
 Total comprehensive
   income (loss)                   -          -     75,357         38              -        75,395
                             -------   --------   --------      -----      ---------      --------

BALANCE, December 31, 2007      $805   $101,024   $923,411      $(169)     $(192,283)     $832,788
                             =======   ========   ========      =====      =========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Werner Enterprises, Inc. (the "Company") is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, the federal and provincial Transportation Departments in Canada, the Secretary of Communication and Transportation in Mexico and various U.S. state regulatory commissions. We maintain a diversified freight base and are not dependent on a specific industry for a majority of our freight, which limits concentrations of credit risk. One customer generated approximately 8% of total revenues in 2007, 11% in 2006 and 10% in 2005.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Werner Enterprises, Inc. and our majority-owned subsidiaries. All significant intercompany accounts and transactions relating to these majority-owned entities have been eliminated.

Use of Management Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     We consider all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents.

Trade Accounts Receivable

     We record trade accounts receivable at the invoiced amounts, net of an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the financial condition of customers prior to granting credit. We determine the allowance based on historical write-off experience and national economic data. We evaluate the adequacy of our allowance for doubtful accounts quarterly. Past due balances over 90 days and exceeding a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories and Supplies

     Inventories and supplies are stated at the lower of average cost or market and consist primarily of revenue equipment parts, tires, fuel, supplies and company store merchandise. Tires placed on new revenue equipment are capitalized as a part of the equipment cost. Replacement tires are expensed when placed in service.

Property, Equipment, and Depreciation

     Additions and improvements to property and equipment are capitalized at cost, while maintenance and repair expenditures are charged to operations as incurred. Gains and losses on the sale or exchange of equipment are recorded in other operating expenses. Prior to July 1, 2005, if equipment was traded rather than sold and cash involved in the exchange was less than 25% of the exchange's fair value, the cost of new equipment was recorded at an amount equal to the lower of the (i) monetary consideration paid plus the net book value of the traded property or (ii) fair value of the new equipment.

     Depreciation is calculated based on the cost of the asset, reduced by the asset's estimated salvage value, using the straight-line method. Accelerated depreciation methods are used for income tax purposes. The lives and salvage values assigned to certain assets for financial reporting purposes are different than for income tax purposes. For financial reporting purposes, assets are depreciated using the following estimated useful lives and salvage values:


                                         Lives       Salvage Values
                                      -----------  ------------------
        Building and improvements      30 years            0%
        Tractors                        5 years           25%
        Trailers                       12 years          $1,000
        Service and other equipment   3-10 years           0%


     Although our normal replacement cycle for tractors is three years, we calculate depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate (which approximates the continuing declining value of the tractors) when a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. As a result, there is no difference in recorded depreciation expense on a quarterly or annual basis with our five-year life and 25% salvage value, as compared to a three-year life and 55% salvage value.

Long-Lived Assets

     We review our long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets. Long-lived assets classified as "held for sale" are reported at the lower of their carrying amount or fair value less costs to sell.

Insurance and Claims Accruals

     Insurance and claims accruals (both current and noncurrent) reflect the estimated cost (including estimated loss development and loss adjustment expenses) for (i) cargo loss and damage, (ii) bodily injury and property damage ("BI/PD"), (iii) group health and (iv) workers' compensation claims not covered by insurance. The costs for cargo and BI/PD insurance and claims are included in insurance and claims expense in the Consolidated Statements of Income; the costs of group health and workers' compensation claims are included in salaries, wages and benefits expense. The insurance and claims accruals are recorded at the estimated ultimate payment amounts. Such insurance and claims accruals are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. Actual costs related to insurance and claims have not differed materially from estimated accrued amounts for all years presented. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers' compensation claims every six months.

     We were responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving bodily injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, we increased our self-insured retention ("SIR") and deductible amount to $2.0 million per occurrence. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. The following table reflects the SIR/deductible levels and aggregate amounts of liability for bodily injury and property damage claims since August 1, 2004:


                                                     Primary Coverage
         Coverage Period          Primary Coverage   SIR/Deductible
--------------------------------  ----------------   ----------------
 August 1, 2004 - July 31, 2005     $5.0 million     $2.0 million (1)
 August 1, 2005 - July 31, 2006     $5.0 million     $2.0 million (2)
 August 1, 2006 - July 31, 2007     $5.0 million     $2.0 million (2)
 August 1, 2007 - July 31, 2008     $5.0 million     $2.0 million (3)


 (1) Subject to an additional $3.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (meaning that we were fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

 (2) Subject to an additional $2.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (meaning that we were fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

 (3)  Subject to an additional $8.0 million aggregate in the $2.0 to $5.0 million layer and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

     Our primary insurance covers the range of liability under which we expect most claims to occur. If any liability claims are substantially in excess of coverage amounts listed in the table above, such claims are covered under premium-based policies (issued by reputable insurance companies) to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage.

     We assumed responsibility for workers' compensation up to $1.0 million per claim. Effective April 2007, we were no longer responsible for the additional $1.0 million aggregate for claims between $1.0 million and $2.0 million. For the years 2005 and 2006 we were responsible for a $1.0 million aggregate for claims between $1.0 million and $2.0 million. We also maintain a $25.4 million bond and obtained insurance for individual claims above $1.0 million.

     Under  these  insurance  arrangements,   we  maintain  $33.6
million in letters of credit as of December 31, 2007.

Revenue Recognition

     The Consolidated Statements of Income reflect recognition of operating revenues (including fuel surcharge revenues) and related direct costs when the shipment is delivered. For shipments where a third-party capacity provider (including owner-operators under contract with us) is utilized to provide some or all of the service and we (i) are the primary obligor in regard to the shipment delivery, (ii) establish customer pricing separately from carrier rate negotiations, (iii) generally have discretion in carrier selection and/or (iv) have credit risk on the shipment, we record both revenues for the dollar value of services we bill to the customer and rent and purchased transportation expense for transportation costs we pay to the third-party provider upon the shipment's delivery. In the absence of the conditions listed above, we record revenues net of those expenses related to third-party providers.

Foreign Currency Translation

     Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Most foreign revenues are denominated in U.S. Dollars. Expense items are translated at the average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the foreign operations for the years ended December 31, 2007, 2006, and 2005. The amounts of such translation adjustments were not significant for all years presented (see the Consolidated Statements of Stockholders' Equity and Comprehensive Income).

Income Taxes

     We use the asset and liability method of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Common Stock and Earnings Per Share

     We compute and present earnings per share ("EPS") in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The difference between basic and diluted earnings per share for all periods presented is due to the Common Stock equivalents that are assumed to be issued upon the exercise of stock options. There are no differences in the numerator of our computations of basic and diluted EPS for any period presented. The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).


                                          Years Ended December 31,
                                     ----------------------------------
                                       2007         2006         2005
                                     --------     --------     --------
     Net income                      $ 75,357     $ 98,643     $ 98,534
                                     ========     ========     ========

     Weighted-average common shares
       outstanding                     72,858       77,653       79,393
     Common stock equivalents           1,256        1,448        1,308
                                     --------     --------     --------
     Shares used in computing
       diluted earnings per share      74,114       79,101       80,701
                                     ========     ========     ========

     Basic earnings per share          $ 1.03       $ 1.27       $ 1.24
                                     ========     ========     ========
     Diluted earnings per share        $ 1.02       $ 1.25       $ 1.22
                                     ========     ========     ========


     Options to purchase shares of Common Stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the Common shares, were:

                                          Years Ended December 31,
                                 ------------------------------------------
                                     2007           2006           2005
                                 ------------   ------------   ------------
   Number of shares under option       29,500         24,500         19,500

   Option purchase price         $19.26-20.36   $19.84-20.36   $      19.84


Comprehensive Income

     Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2007, 2006, and 2005, comprehensive income consists of net income and foreign currency translation adjustments.

Accounting Standards

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB Statements No. 133 and 140 ("No. 155"). This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("No. 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("No. 140"). SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 were effective for all financial instruments acquired or issued after the beginning of the first fiscal year that began after September 15, 2006. Upon adoption, SFAS No. 155 had no effect on our financial position, results of operations and cash flows.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140 ("No. 156"). This Statement amends SFAS No. 140 and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 were effective as of the beginning of the first fiscal year that began after September 15, 2006. Upon adoption, SFAS No. 156 had no effect on our financial position, results of operations and cash flows.

     In July 2006, the FASB issued FIN 48. This interpretation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. We adopted the provisions of FIN 48 on January 1, 2007 and as a result, recognized an additional $0.3 million liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year beginning after November 15, 2007. As of December 31, 2007, management believes that SFAS No. 157 will not have a material effect on our financial position, results of operations and cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of December 31, 2007, management believes that SFAS No. 159 will not have a material effect on our financial position, results of operations and cash flows.

     In  December  2007, the FASB issued SFAS  No.  141  (revised
2007), Business Combinations ("No. 141R"). This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As of December 31, 2007, management believes that SFAS No. 141R will not have a material effect on our financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("No. 160"). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of December 31, 2007, management believes that SFAS No. 160 will not have a material effect on our financial position, results of operations and cash flows.

(2)  LONG-TERM DEBT

     Long-term debt consisted of the following at December 31 (in thousands):


                                            2007          2006
                                         ---------     ---------
       Notes payable to banks under
         committed credit facilities     $       -     $ 100,000
                                         ---------     ---------
                                                 -       100,000
       Less current portion                      -             -
                                         ---------     ---------
       Long-term debt, net               $       -     $ 100,000
                                         =========     =========


     As of December 31, 2007 we have two credit facilities with banks totaling $225.0 million which mature in May 2009 ($50.0 million) and May 2011 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). As of December 31, 2007, we had no borrowings outstanding under these credit facilities with banks. The $225.0 million of credit available under these facilities is further reduced by $33.6 million in letters of credit under which we are obligated. Each of the debt agreements include, among other things, two financial covenants requiring us
(i)  not  to  exceed  a  maximum ratio of  total  debt  to  total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable (as defined in the credit facility). We were in compliance with these covenants at December 31, 2007.

(3)  NOTES RECEIVABLE

     Notes  receivable  are included in other current assets  and
other non-current assets in the Consolidated Balance Sheets.   At
December 31, notes receivable consisted of the following (in thousands):


                                               2007          2006
                                             --------      --------
       Owner-operator notes receivable       $ 13,177      $ 13,298
       TDR Transportes, S.A. de C.V.            3,600         3,600
       Other notes receivable                   5,124         4,786
                                             --------      --------
                                               21,901        21,684
       Less current portion                     5,074         5,283
                                             --------      --------
       Notes receivable - non-current        $ 16,827      $ 16,401
                                             ========      ========


     We provide financing to some independent contractors who want to become owner-operators by purchasing a tractor from us and leasing their truck to us. At December 31, 2007, we had 307 notes receivable totaling $13,177 (in thousands) from these owner-operators. At December 31, 2006, we had 315 such notes receivable that totaled $13,298 (in thousands). See Note 7 for information regarding notes from related parties. We maintain a first security interest in the tractor until the owner-operator pays the note balance in full. We also retain recourse exposure related to owner-operators who purchased tractors from us with third-party financing we arranged.

     During  2002,  we  loaned  $3,600  (in  thousands)   to  TDR
Transportes, S.A. de C.V. ("TDR"), a truckload carrier in the Republic of Mexico. The loan has a nine-year term with principal payable at the end of the term. Such loan (i) is subject to acceleration if certain conditions are met, (ii) bears interest at a rate of 5% per annum (which is payable quarterly), (iii) contains certain financial and other covenants and (iv) is collateralized by the assets of TDR. We had a receivable for interest on this note of $31 (in thousands) as of December 31, 2007 and 2006. See Note 7 for information regarding related party transactions.

(4)  INCOME TAXES

     Income   tax   expense  consisted  of  the   following   (in
thousands):


                                     2007          2006          2005
                                   --------      --------      --------
      Current:
        Federal                    $ 62,026      $ 59,021      $ 93,715
        State                         8,470         7,495        12,190
                                   --------      --------      --------
                                     70,496        66,516       105,905
                                   --------      --------      --------

      Deferred:
        Federal                      (6,698)        1,149       (32,910)
        State                        (1,873)        1,085        (4,470)
                                   --------      --------      --------
                                     (8,571)        2,234       (37,380)
                                   --------      --------      --------
      Total income tax expense     $ 61,925      $ 68,750      $ 68,525
                                   ========      ========      ========


     The effective income tax rate differs from the federal corporate tax rate of 35% in 2007, 2006 and 2005 as follows (in thousands):


                                     2007          2006          2005
                                   --------      --------      --------
      Tax at statutory rate        $ 48,049      $ 58,588      $ 58,471
      State  income taxes, net  of
        federal tax benefits          4,288         5,577         5,018
      Non-deductible meals and
        entertainment                 4,799         4,329         4,340
      Anticipated income tax
        settlement                    4,000             -             -
      Income tax credits               (790)         (740)         (895)
      Other, net                      1,579           996         1,591
                                   --------      --------      --------
                                   $ 61,925      $ 68,750      $ 68,525
                                   ========      ========      ========


     At   December   31,  deferred  tax  assets  and  liabilities
consisted of the following (in thousands):


                                                  2007           2006
                                               ---------      ---------
        Deferred tax assets:
        Insurance and claims accruals          $  73,276      $  67,432
        Allowance for uncollectible accounts       4,777          4,517
        Other                                      9,226          4,041
                                               ---------      ---------
          Gross deferred tax assets               87,279         75,990
                                               ---------      ---------

        Deferred tax liabilities:
        Property and equipment                   247,133        253,192
        Prepaid expenses                           7,693          8,241
        Other                                      2,717          5,719
                                               ---------      ---------
          Gross deferred tax liabilities         257,543        267,152
                                               ---------      ---------
          Net deferred tax liability           $ 170,264      $ 191,162
                                               =========      =========


     These   amounts   (in  thousands)  are  presented   in   the
accompanying Consolidated Balance Sheets as of December 31 as follows:


                                                  2007           2006
                                               ---------      ---------
        Current deferred tax asset             $  26,702      $  25,251
        Noncurrent deferred tax liability        196,966        216,413
                                               ---------      ---------
        Net deferred tax liability             $ 170,264      $ 191,162
                                               =========      =========


     We have not recorded a valuation allowance as we believe that all deferred tax assets are more likely than not to be realized as a result of our history of profitability, taxable income and reversal of deferred tax liabilities.

     During  first quarter 2006, in connection with an  audit  of our federal income tax returns for the years 1999 to 2002, we received a notice from the IRS proposing to disallow a significant tax deduction. This deduction was based on a timing difference between financial reporting and tax reporting, and would result in interest charges, which we record as a component of income tax expense in the Consolidated Statements of Income. This timing difference deduction reversed in our 2004 income tax return. We formally protested this matter in April 2006. During fourth quarter 2007, we reached a tentative settlement agreement with an Internal Revenue Service appeals officer. During fourth quarter 2007, we accrued in income taxes expense in our Consolidated Statements of Income the estimated cumulative interest charges for the anticipated settlement of this matter, net of income taxes, which amounts to $4.0 million, or $.05 per share.

     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. As a result of the adoption of FIN 48, we recognized an additional $0.3 million net liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings. After recognizing the additional liability, we had a total gross liability for unrecognized tax benefits of $5.3 million as of the adoption date, which is included in other long-term liabilities. If recognized, $3.4 million of unrecognized tax benefits would impact our effective tax rate. Interest of $1.4 million has been reflected as a component of the total liability. It is our policy to recognize as additional income tax expense the items of interest and penalties directly related to income taxes.

     For the twelve-month period ended December 31, 2007, we recognized an additional $4.4 million net liability for unrecognized tax benefits, which was accounted for as income tax expense and which increased our effective tax rate. The amount is due primarily to a tentative settlement agreement with the IRS for tax years 1999 through 2002, as discussed above. We accrued interest of $7.2 million during 2007. Our total gross liability for unrecognized tax benefits at December 31, 2007 is $12.6 million. If recognized, $7.8 million of unrecognized tax benefits would impact our effective tax rate. Interest of $8.6 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

     We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2003 through 2007 are subject to examination by the IRS, and various years are subject to examination by state and foreign tax authorities. The reconciliation of beginning and ending gross balances of unrecognized tax benefits for the year ended December 31, 2007 is shown below (in thousands).


        Unrecognized tax benefits, opening balance         $    5,338
        Gross increases - tax positions in prior period         7,256
        Gross decreases - tax positions in prior period             -
        Gross increases - current-period tax positions              -
        Settlements                                                 -
        Lapse of statute of limitations                             -
                                                           ----------
        Unrecognized tax benefits, ending balance          $   12,594
                                                           ==========


(5)  EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

Equity Plan

     Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. Options are granted at prices equal to the market value of the Common Stock on the date the option is granted. The Board of Directors or the Compensation Committee will determine the vesting conditions of the award. Option awards currently outstanding become exercisable in installments from eighteen to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. No awards of restricted stock or stock appreciation rights have been issued. The maximum number of shares of Common Stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of December 31, 2007, there were 8,568,007 shares available for granting additional awards.

     Effective  January 1, 2006, we adopted SFAS No. 123 (Revised
2004), Share-Based Payment ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after January 1, 2006 for (i) the portion of outstanding awards that were not vested as of January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, (as originally issued) for either recognition or pro forma disclosures and (ii) all share-based payments granted on or after January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123R. Stock-based employee compensation expense was $1.9 million in 2007 and $2.3 million in 2006 and is included in salaries, wages and benefits within the Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $0.8 million in 2007 and $0.9 million in 2006. There was no cumulative effect of initially adopting SFAS No. 123R.

     The following table summarizes Stock Option Plan activity for the year ended December 31, 2007:


                                      Number     Weighted      Average      Aggregate
                                        of        Average     Remaining     Intrinsic
                                     Options     Exercise     Contractual     Value
                                    (in 000's)   Price ($)   Term (Years)   (in 000's)
                                   ----------------------------------------------------
Outstanding at beginning of period    4,565       $11.03
   Options granted                      330       $17.18
   Options exercised                 (1,034)      $ 8.50
   Options forfeited                     (5)      $17.05
   Options expired                       (2)      $ 8.65
                                   --------
Outstanding at end of period          3,854       $12.23         4.82        $19,594
                                   ========
Exercisable at end of period          2,825       $10.28         3.69        $19,499
                                   ========


     We granted 329,500 stock options during the year ended December 31, 2007; 5,000 in 2006; and 415,500 in 2005. The fair value  of  granted  stock options was estimated  using  a  Black-
Scholes valuation model with the following weighted-average assumptions:


                                     Years Ended December 31,
                                  ------------------------------
                                    2007       2006       2005
                                  --------   --------   --------
Risk-free interest rate              4.3%       4.7%       4.1%
Expected dividend yield             1.16%      0.88%      0.94%
Expected volatility                   34%        36%        36%
Expected term (in years)             6.5        4.9        4.8
Grant-date fair value              $6.44      $7.37      $5.86


     The risk-free interest rate assumptions were based on average five-year and ten-year U.S. Treasury note yields. We based expected volatility on (i) historical daily price changes of our stock since June 2001 for the options granted in 2007 and 2006 and (ii) historical monthly price changes of our stock since January 1990 for the options granted in 2005. The expected term was the average number of years we estimated these options will be outstanding. We considered groups of employees having similar historical exercise behavior separately for valuation purposes.

     The total intrinsic value of share options exercised during 2007 was $11.0 million, $5.4 million in 2006 and $3.9 million in 2005. As of December 31, 2007, the total unrecognized compensation cost related to nonvested stock option awards was approximately $3.4 million and is expected to be recognized over a weighted average period of 1.7 years.

     In periods prior to January 1, 2006, we applied the intrinsic value-based method of APB Opinion No. 25, Accounting for Stock Issued to Employees, including related accounting interpretations for our Equity Plan. No stock-based employee compensation cost was reflected in net income because all options granted under the Equity Plan had an exercise price equal to the market value of the underlying Common Stock on the grant date. Our pro forma net income and earnings per share (in thousands, except per share amounts) would have been as indicated below had the estimated fair value of all option grants on their grant date been charged to salaries, wages and benefits expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation for the year ended December 31, 2005:


            Net income, as reported                    $ 98,534
            Less: Total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards, net of related tax effects      1,758
                                                       --------
            Net income, pro forma                      $ 96,776
                                                       ========

            Earnings per share:
              Basic - as reported                      $   1.24
                                                       ========
              Basic - pro forma                        $   1.22
                                                       ========
              Diluted - as reported                    $   1.22
                                                       ========
              Diluted - pro forma                      $   1.20
                                                       ========


     We do not a have a formal policy for issuing shares upon exercise of stock options, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our Common Stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired under these regular repurchase programs have provided us with sufficient quantities of stock to issue upon exercises of stock options. Based on current treasury stock levels, we do not expect the need to repurchase additional shares specifically for stock option exercises during 2008.

Employee Stock Purchase Plan

     Employees that meet certain eligibility requirements may participate in our Employee Stock Purchase Plan (the "Purchase Plan"). Eligible participants designate the amount of regular payroll deductions and/or a single annual payment (each subject to a yearly maximum amount) that is used to purchase shares of our Common Stock on the over-the-counter market. These purchases are subject to the terms of the Purchase Plan. We contribute an amount equal to 15% of each participant's contributions under the Purchase Plan. Our contributions for the Purchase Plan (in thousands) were $162 for 2007, $170 for 2006 and $119 for 2005.
Interest accrues on Purchase Plan contributions at a rate of 5.25% until the purchase is made. We pay the broker's commissions and administrative charges related to purchases of Common Stock under the Purchase Plan.

401(k) Retirement Savings Plan

     We have an Employees' 401(k) Retirement Savings Plan (the "401(k) Plan"). Employees are eligible to participate in the 401(k) Plan if they have been continuously employed with us or one of our subsidiaries for six months or more. We match a portion of each employee's 401(k) Plan elective deferrals. We may, at our discretion, make an additional annual contribution for employees so that our total annual contribution for employees could equal up to 2.5% of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes our 401(k) Plan contributions and administrative expenses (in thousands) of $1,364 for 2007, $2,270 for 2006 and $2,268 for 2005.

Nonqualified Deferred Compensation Plan

     We have a nonqualified deferred compensation plan for the benefit of eligible key managerial employees whose 401(k) Plan contributions are limited because of Internal Revenue Service ("IRS") regulations affecting highly compensated employees. Under the terms of the plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2007, there were 67 participants in the nonqualified deferred compensation plan. The current annual limit is determined so that a participant's combined deferrals in both the nonqualified deferred compensation plan and the 401(k) Plan approximate the maximum annual deferral amount available to non-highly compensated employees in the 401(k) Plan. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to the participants' accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the plan. The accumulated benefit obligation (in thousands) was $1,270 as of December 31, 2007 and $698 as of December 31, 2006. This accumulated benefit obligation is included in other long-term liabilities in the Consolidated Balance Sheets. We purchased life insurance policies to fund the future liability. The life insurance policies had an aggregate market value (in thousands) of $1,223 as of December 31, 2007 and $688 as of December 31, 2006. These policy amounts are included in other non-current assets in the Consolidated Balance Sheets.

(6)  COMMITMENTS AND CONTINGENCIES

     We have committed to property and equipment purchases of approximately $48.7 million.

     We are involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

(7)  RELATED PARTY TRANSACTIONS

     The Company leases land from a trust in which the Company's principal stockholder is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which are recorded as expenses in the Consolidated Statements of Income. The Company has made leasehold improvements to the land totaling approximately $6.1 million for facilities used for business meetings and customer promotion.

     The Company's principal stockholder was the sole trustee of a trust that previously owned a one-third interest in an entity that operates a motel located near one of the Company's terminals, and the Company had committed to rent a guaranteed number of rooms from that motel. The trust assigned its one-third interest in this entity to the Company at a nominal cost in February 2005. The Company paid (in thousands) $264 in 2006 and $945 in 2005 for lodging services for company drivers at this motel. On June 30, 2005, the Company sold 0.783 acres of land to this entity for approximately $90 (in thousands), in accordance with a purchase option clause contained in a separate agreement entered into by the Company and the entity in April 2000. The Company realized a gain of approximately $35 (in thousands) on the transaction. On April 10, 2006, the Company purchased the remaining two-thirds interest in the entity from its two owners (who are unrelated to us) for $3.0 million. The purchase price was based on an appraisal of the property by an independent appraiser. The Company continues to use this property as a private lodging facility for company drivers.

     The brother and sister-in-law of the Company's principal stockholder own an entity with a fleet of tractors that operates as an owner-operator. The Company paid this owner-operator (in thousands) $7,502 in 2007, $7,271 in 2006 and $6,291 in 2005.
This fleet is compensated using the same owner-operator pay package as the Company's other comparable third-party owner-operators. The Company also sells used revenue equipment to this entity. These sales totaled (in thousands) $622 in 2007, $789 in

2006 and $1,019 in 2005. The Company recognized gains (in thousands) of $88 in 2007, $68 in 2006 and $130 in 2005. From
this entity, the Company also had notes receivable related to the revenue equipment sales (in thousands) totaling (i) $1,374 at December 31, 2007 for 40 such notes and (ii) $1,381 at December 31, 2006 for 40 such notes.

     The brother of the Company's principal stockholder had a 50% ownership interest in an entity with a fleet of tractors that operated as an owner-operator. The Company paid this owner-operator (in thousands) $161 in 2006 and $476 in 2005 for purchased transportation services. This fleet ceased operations during 2006. During 2007, the brother of the Company's principal stockholder formed a new entity (of which he is the sole owner) with a fleet of tractors that operates as an owner-operator. The Company paid this owner-operator (in thousands) $425 in 2007 for purchased transportation services. The Company also sold used revenue equipment to this new entity in 2007. These sales totaled (in thousands) $219, and the Company recognized gains (in thousands) of $23. The Company has no notes receivable related to these revenue equipment sales. These fleets are compensated using the same owner-operator pay package as the Company's other comparable third-party owner-operators.

     The Company transacts business with TDR for certain purchased transportation needs. The Company recorded operating revenues (in thousands) from TDR of approximately $107 in 2007, $308 in 2006 and $227 in 2005. The Company recorded purchased transportation expense (in thousands) to TDR of approximately $1,052 in 2007, $870 in 2006 and $521 in 2005. In addition, the
Company recorded operating revenues (in thousands) from TDR of approximately $7,768 in 2007, $4,691 in 2006 and $3,582 in 2005
related to primarily revenue equipment leasing. Leasing revenues for 2007 include $274 (in thousands) for leasing a terminal building in Queretaro, Mexico. The Company also sells used revenue equipment to this entity. These sales (in thousands) totaled $1,145 in 2007, $3,697 in 2006 and $358 in 2005, and the
Company recognized net losses (in thousands) of $28 in 2007, and net gains (in thousands) of $170 in 2006 and $19 in 2005. The Company had receivables related to the equipment leases and revenue equipment sales (in thousands) of $5,048 at December 31, 2007 and $2,853 at December 31, 2006. See Note 3 for information regarding the note receivable from TDR.

     At December 31, 2007, the Company has a 5% ownership interest in Transplace ("TPC"), a logistics joint venture of five large transportation companies. The Company enters into transactions with TPC for certain purchased transportation needs. The Company recorded operating revenue (in thousands) from TPC of approximately $826 in 2007, $2,300 in 2006 and $4,800 in 2005.
The Company did not record any purchased transportation expense to TPC in 2007, 2006, or 2005.

     The Company believes these transactions are on terms no less favorable to the Company than those that could be obtained from unrelated third parties on an arm's length basis.

(8)  SEGMENT INFORMATION

     We have two reportable segments - Truckload Transportation Services ("Truckload") and Value Added Services ("VAS"). The Truckload segment consists of six operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("No. 131"). The Dedicated Services fleet provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility. The medium-to-long-haul Van fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers. The Regional short-haul fleet provides comparable truckload van service within five geographic regions across the U.S. The Expedited fleet provides time-sensitive truckload services utilizing driver teams. The Flatbed and
Temperature-Controlled fleets provide truckload services for products with specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $10.0 million for 2007, $11.2 million for 2006 and $12.2 million for 2005. These revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

     The  VAS segment  generates the majority of our non-trucking revenues.  The services provided by the VAS segment include truck
brokerage,    freight   management   (single-source   logistics),
intermodal and international services.

     We generate other revenues related to third-party equipment maintenance, equipment leasing and other business activities. None of these operations meet the quantitative threshold reporting requirements of SFAS No. 131. As a result, these operations are grouped in "Other" in the table below. "Corporate" includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. We have no significant intersegment sales or expense transactions that would require the elimination of revenue between our segments in the table below.

     The following tables summarize our segment information (in thousands):


                                                       Revenues
                                                      ---------
                                            2007         2006         2005
                                         ----------   ----------   ----------
     Truckload Transportation Services   $1,795,227   $1,801,090   $1,741,828
     Value Added Services                   258,433      265,968      218,620
     Other                                   15,303       10,536        7,777
     Corporate                                2,224        2,961        3,622
                                         ----------   ----------   ----------
     Total                               $2,071,187   $2,080,555   $1,971,847
                                         ==========   ==========   ==========




                                                    Operating Income
                                                  --------------------
                                            2007         2006         2005
                                         ----------   ----------   ----------
     Truckload Transportation Services   $  121,608   $  156,509   $  156,122
     Value Added Services                    12,418        7,421        8,445
     Other                                    3,644        1,731        2,850
     Corporate                               (1,153)      (1,160)      (2,806)
                                         ----------   ----------   ----------
     Total                               $  136,517   $  164,501   $  164,611
                                         ==========   ==========   ==========


     Information about the geographic areas in which we conduct business is summarized below (in thousands). Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.


                                                       Revenues
                                                   ----------------
                                            2007         2006         2005
                                         ----------   ----------   ----------
     United States                       $1,855,686   $1,872,775   $1,782,501
                                         ----------   ----------   ----------

     Foreign countries
       Mexico                               160,988      168,846      145,678
       Other                                 54,513       38,934       43,668
                                         ----------   ----------   ----------
          Total foreign countries           215,501      207,780      189,346
                                         ----------   ----------   ----------
     Total                               $2,071,187   $2,080,555   $1,971,847
                                         ==========   ==========   ==========



                                                  Long-lived Assets
                                                  -----------------
                                            2007         2006         2005
                                         ----------   ----------   ----------
     United States                       $  935,883   $1,067,716   $  990,439
                                         ----------   ----------   ----------

     Foreign countries
       Mexico                                35,776       28,452       11,867
       Other                                    282          172          301
                                         ----------   ----------   ----------
          Total foreign countries            36,058       28,624       12,168
                                         ----------   ----------   ----------
     Total                               $  971,941   $1,096,340   $1,002,607
                                         ==========   ==========   ==========


     We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. One customer generated approximately 8% of our total revenues for 2007, approximately 11% of total revenues for 2006 and approximately 10% of total revenues for 2005.

(9)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)


                             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                             ---------------------------------------------------------------
2007:
Operating revenues            $  503,913       $  531,286      $  510,260       $  525,728
Operating income                  27,266           38,386          37,064           33,801
Net income                        15,668           22,254          21,850           15,585
Basic earnings per share             .21              .30             .30              .22
Diluted earnings per share           .21              .30             .30              .22


                             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                             ---------------------------------------------------------------
2006:
Operating revenues            $  491,922       $  528,889      $  541,297       $  518,447
Operating income                  36,822           46,351          40,686           40,642
Net income                        22,029           28,021          24,551           24,042
Basic earnings per share             .28              .36             .32              .32
Diluted earnings per share           .27              .35             .31              .31



ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     No  disclosure under this item was required within  the  two most  recent  fiscal  years  ended  December  31,  2007,  or  any
subsequent   period,  involving  a  change  of   accountants   or
disagreements on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management's Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes (i) maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and

(iv)    providing   reasonable   assurance   that    unauthorized
acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because (i) changes in conditions may occur or (ii) the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. This assessment is based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

     Management has engaged KPMG LLP ("KPMG"), the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on the effectiveness of our internal control over financial reporting. KPMG's report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Werner Enterprises, Inc.:

     We have audited Werner Enterprises, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Werner Enterprises, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, Werner Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 18, 2008, expressed an unqualified opinion on those consolidated financial statements.

                              KPMG LLP
Omaha, Nebraska
February 18, 2008

Changes in Internal Control over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the quarter ended
December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     During fourth quarter 2007, no information was required to be disclosed in a report on Form 8-K, but not reported.

                            PART III

     Certain information required by Part III is omitted from this Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A ("Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item, with the exception of the Code of Corporate Conduct discussed below, is incorporated herein by reference to our Proxy Statement.

Code of Corporate Conduct

     We adopted a code of ethics, our Code of Corporate Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer/controller and all other officers, employees and directors. The Code of Corporate Conduct is available on our website, www.werner.com, under "Investor Information." We intend to post on our website any amendment to, or waiver from, any provision of our Code of Corporate Conduct (if any) within four business days of any such event.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item, with the exception of the equity compensation plan information presented below, is incorporated herein by reference to our Proxy Statement.

Equity Compensation Plan Information

     The following table summarizes, as of December 31, 2007, information about compensation plans under which our equity securities are authorized for issuance:


                                                                                         Number of Securities
                                                                                       Remaining Available for
                                                                                        Future Issuance under
                                  Number of Securities to      Weighted-Average          Equity Compensation
                                  be Issued upon Exercise      Exercise Price of           Plans (Excluding
                                  of Outstanding Options,     Outstanding Options,     Securities Reflected in
                                    Warrants and Rights       Warrants and Rights            Column (a))
  Plan Category                             (a)                       (b)                          (c)
  -------------                   -----------------------     --------------------     -----------------------
  Equity compensation
    plans approved by
    stockholders                         3,853,656                   $12.23                   8,568,007


     We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND RELATED  TRANSACTIONS,  AND
          DIRECTOR INDEPENDENCE

     The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item is incorporated herein by reference to our Proxy Statement.

                             PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules.

     (1)  Financial Statements:  See Part II, Item 8 hereof.
                                                                       Page
                                                                       ----
          Report of Independent Registered Public Accounting Firm       33
          Consolidated Statements of Income                             34
          Consolidated Balance Sheets                                   35
          Consolidated Statements of Cash Flows                         36
          Consolidated Statements of Stockholders' Equity and
            Comprehensive Income                                        37
          Notes to Consolidated Financial Statements                    38

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

     (3) Exhibits: The response to this portion of Item 15 is submitted as a separate section of this Form 10-K (see Exhibit
Index on page 58).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2008.

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


         Signature                                 Position                              Date
         ---------                                 --------                              ----

/s/ Clarence L. Werner        Chairman of the Board                                February 25, 2008
--------------------------
Clarence L. Werner

/s/ Gary L. Werner            Vice Chairman and Director                           February 25, 2008
--------------------------
Gary L. Werner

/s/ Gregory L. Werner         President, Chief Executive Officer and Director      February 25, 2008
--------------------------
Gregory L. Werner

/s/ Gerald H. Timmerman       Director                                             February 25, 2008
--------------------------
Gerald H. Timmerman

/s/ Michael L. Steinbach      Director                                             February 25, 2008
--------------------------
Michael L. Steinbach

/s/ Kenneth M. Bird           Director                                             February 25, 2008
--------------------------
Kenneth M. Bird

/s/ Patrick J. Jung           Director                                             February 25, 2008
--------------------------
Patrick J. Jung

/s/ Duane K. Sather           Director                                             February 25, 2008
--------------------------
Duane K. Sather


                           SCHEDULE II

                    WERNER ENTERPRISES, INC.


                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)


                                      Balance at      Charged to      Write-off      Balance at
                                     Beginning of      Costs and     of Doubtful       End of
                                        Period         Expenses        Accounts        Period
                                     ------------     ----------     -----------     ----------

  Year ended December 31, 2007:
  Allowance for doubtful accounts      $ 9,417         $   552         $   204         $ 9,765
                                       =======         =======         =======         =======


  Year ended December 31, 2006:
  Allowance for  doubtful accounts     $ 8,357         $ 8,767         $ 7,707         $ 9,417
                                       =======         =======         =======         =======


  Year ended December 31, 2005:
  Allowance for doubtful accounts      $ 8,189         $   962         $   794         $ 8,357
                                       =======         =======         =======         =======



See report of independent registered public accounting firm.

                          EXHIBIT INDEX


  Exhibit
  Number              Description                      Page Number or Incorporated by Reference to
  -------             -----------                      -------------------------------------------
  3(i)    Restated Articles of Incorporation        Exhibit 3(i) to the Company's Quarterly Report on
                                                    Form 10-Q for the quarter ended June 30, 2007

  3(ii)   Revised and Restated By-Laws              Exhibit 3(ii) to the Company's Quarterly Report on
                                                    Form 10-Q for the quarter ended June 30, 2007

  10.1    Werner Enterprises, Inc. Equity Plan      Exhibit 99.1 to the Company's Current Report on
                                                    Form 8-K dated May 8, 2007

  10.2    Non-Employee Director Compensation        Exhibit 10.1 to the Company's Quarterly Report on
                                                    Form 10-Q for the quarter ended September 30, 2007

  10.3    The Executive Nonqualified Excess Plan    Exhibit 10.3 to the Company's Annual Report on
          of Werner Enterprises, Inc., as amended   Form 10-K for the year ended December 31, 2006

  10.4    Named Executive Officer Compensation      Exhibit 10.4 to the Company's Annual Report on
                                                    Form 10-K for the year ended December 31, 2006
                                                    and Exhibit 10.3 to the Company's Quarterly
                                                    Report on Form 10-Q for the quarter ended March
                                                    31, 2007 and Item 5.02 of the Company's Current
                                                    Report on Form 8-K dated November 29, 2007

  10.5    Lease Agreement, as amended February 8,   Exhibit 10.5 to the Company's Annual Report on
          2007, between the Company and Clarence    Form 10-K for the year ended December 31, 2006
          L. Werner, Trustee of the Clarence L.
          Werner Revocable Trust

  10.6    License Agreement, dated February 8,      Exhibit 10.6 to the Company's Annual Report on
          2007 between the Company and Clarence     Form 10-K for the year ended December 31, 2006
          L. Werner, Trustee of the Clarence L.
          Werner Revocable Trust

  10.7    Form of Notice of Grant of Nonqualified   Exhibit 10.1 to the Company's Current Report on
          Stock Option                              Form 8-K dated November 29, 2007

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

                                58