Form 10-Q
period 2008-03-31
WERNER ENTERPRISES INC
filed 2008-05-05
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
 [ X ] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
                                    OR
 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer X   Accelerated filer     Non-accelerated filer
                       ---                   ---                       ---
                    Smaller reporting company
                                             ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes       No X
                                 ---      ---

     As of April 25, 2008, 70,390,163 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                         WERNER ENTERPRISES, INC.
                                  INDEX
                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated  Statements of Income for the Three Months  Ended
        March 31, 2008 and 2007                                           4

        Consolidated Condensed Balance Sheets as of March 31, 2008 and
        December 31, 2007                                                 5

        Consolidated  Statements of Cash Flows for  the  Three  Months
        Ended March 31, 2008 and 2007                                     6

        Notes  to Consolidated Financial Statements (Unaudited) as  of
        March 31, 2008                                                    7

Item 2. Management's  Discussion and Analysis of  Financial  Condition
        and Results of Operations                                        11

Item 3. Quantitative and Qualitative Disclosures About Market Risk       26

Item 4. Controls and Procedures                                          26

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      28

Item 6. Exhibits                                                         29

                                  PART I

                           FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:

     This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as
amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause actual results to differ materially from the anticipated results expressed in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2007. Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we assume no obligation or duty to update or revise forward-looking statements to reflect subsequent events or circumstances.

Item 1.  Financial Statements.

     The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and were also prepared without audit. The interim consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements; although in management's opinion, the disclosures are adequate so that the information presented is not misleading.

     Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

     These interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                 March 31,
---------------------------------------------------------------------------
                                                     2008          2007
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $ 512,787     $ 503,913
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                     143,187       150,521
   Fuel                                             123,836        89,085
   Supplies and maintenance                          40,509        39,591
   Taxes and licenses                                28,265        30,163
   Insurance and claims                              24,732        24,205
   Depreciation                                      41,796        42,557
   Rent and purchased transportation                 94,463       100,215
   Communications and utilities                       5,239         5,092
   Other                                             (2,658)       (4,782)
                                                ---------------------------
    Total operating expenses                        499,369       476,647
                                                ---------------------------

Operating income                                     13,418        27,266
                                                ---------------------------

Other expense (income):
   Interest expense                                       3         1,336
   Interest income                                   (1,073)       (1,051)
   Other                                                 51            72
                                                ---------------------------
    Total other expense (income)                     (1,019)          357
                                                ---------------------------

Income before income taxes                           14,437        26,909

Income taxes                                          6,062        11,241
                                                ---------------------------

Net income                                        $   8,375     $  15,668
                                                ===========================

Earnings per share:

     Basic                                        $    0.12     $    0.21
                                                ===========================
     Diluted                                      $    0.12     $    0.21
                                                ===========================

Dividends declared per share                      $   0.050     $   0.045
                                                ===========================

Weighted-average common shares outstanding:

     Basic                                           70,445        74,773
                                                ===========================
     Diluted                                         71,377        76,216
                                                ===========================


        See Notes to Consolidated Financial Statements (Unaudited).

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)              March 31,    December 31,
---------------------------------------------------------------------------
                                                    2008           2007
---------------------------------------------------------------------------
                                                 (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                      $   77,920    $   25,090
   Accounts receivable, trade, less allowance
     of $9,939 and $9,765, respectively              205,197       213,496
   Other receivables                                  14,551        14,587
   Inventories and supplies                           10,248        10,747
   Prepaid taxes, licenses and permits                12,576        17,045
   Current deferred income taxes                      29,807        26,702
   Other current assets                               22,707        21,500
                                                 --------------------------
     Total current assets                            373,006       329,167
                                                 --------------------------
Property and equipment                             1,605,363     1,605,445
Less - accumulated depreciation                      647,124       633,504
                                                 --------------------------
     Property and equipment, net                     958,239       971,941
                                                 --------------------------
Other non-current assets                              19,386        20,300
                                                 --------------------------
                                                  $1,350,631    $1,321,408
                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $   63,542    $   49,652
   Insurance and claims accruals                      77,534        76,189
   Accrued payroll                                    22,677        21,753
   Other current liabilities                          26,767        19,395
                                                 --------------------------
     Total current liabilities                       190,520       166,989
                                                 --------------------------
Other long-term liabilities                            7,265        14,165
Insurance and claims accruals, net of current
  portion                                            114,000       110,500
Deferred income taxes                                201,088       196,966


Stockholders' equity:
   Common stock, $0.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 70,385,013 and 70,373,189 shares
     outstanding, respectively                           805           805
   Paid-in capital                                    99,711       101,024
   Retained earnings                                 928,266       923,411
   Accumulated other comprehensive loss                  476          (169)
   Treasury stock, at cost; 10,148,523 and
     10,160,347 shares, respectively                (191,500)     (192,283)
                                                 --------------------------
     Total stockholders' equity                      837,758       832,788
                                                 --------------------------
                                                  $1,350,631    $1,321,408
                                                 ==========================


        See Notes to Consolidated Financial Statements (Unaudited).

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
(In thousands)                                           March 31,
---------------------------------------------------------------------------
                                                     2008          2007
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                      $  8,375      $ 15,668
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    41,796        42,557
     Deferred income taxes                              961        (2,435)
     Gain on disposal of property and equipment      (3,749)       (6,202)
     Stock-based compensation                           399           417
     Other long-term assets                             (18)        1,192
     Insurance claims accruals, net of current
       portion                                        3,500             -
     Other long-term liabilities                        (83)          270
     Changes in certain working capital items:
       Accounts receivable, net                       8,299         2,335
       Other current assets                           3,797         9,839
       Accounts payable                              13,890       (10,597)
       Other current liabilities                      2,879        15,012
                                                 --------------------------
    Net cash provided by operating activities        80,046        68,056
                                                 --------------------------

Cash flows from investing activities:
   Additions to property and equipment              (52,857)      (58,849)
   Retirements of property and equipment             27,469        27,285
   Decrease in notes receivable                       1,975         2,120
                                                 --------------------------
    Net cash used in investing activities           (23,413)      (29,444)
                                                 --------------------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt               -        10,000
   Repayments of long-term debt                           -       (30,000)
   Dividends on common stock                         (3,519)       (3,390)
   Repurchases of common stock                       (4,486)      (29,527)
   Stock options exercised                            2,739           582
   Excess tax benefits from exercise of stock
     options                                            818           264
                                                 --------------------------
    Net cash used in financing activities            (4,448)      (52,071)
                                                 --------------------------

Effect of foreign exchange rate fluctuations on
  cash                                                  645          (579)
Net increase (decrease) in cash and cash
  equivalents                                        52,830       (14,038)
Cash and cash equivalents, beginning of period       25,090        31,613
                                                 --------------------------
Cash and cash equivalents, end of period           $ 77,920      $ 17,575
                                                 ==========================
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
   Interest                                        $      3      $  1,691
   Income taxes                                    $  3,587      $  3,727
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                     $  1,043      $  3,002


        See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Comprehensive Income

     Other than our net income, our only other source of comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income (loss) from foreign currency translation adjustments was income of $645,000 for the three-month period ended March 31, 2008, and loss of $579,000 for the three-month period ended March 31, 2007.

(2)  Long-Term Debt

     As of March 31, 2008, we have two committed credit facilities with banks totaling $225.0 million that mature in May 2009 ($50.0 million) and May 2011 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). As of March 31, 2008, we had no borrowings outstanding under these credit facilities with banks. The $225.0 million of credit available under these facilities is further reduced by $39.5 million in letters of credit under which we are obligated. Each of the debt agreements include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable (as defined in each credit facility). At March 31, 2008, we were in compliance with these covenants.

(3)  Income Taxes

     During first quarter 2006, in connection with an audit of our federal income tax returns for the years 1999 to 2002, we received a notice from the Internal Revenue Service ("IRS") proposing to disallow a significant tax deduction. This deduction was based on a timing difference between financial reporting and tax reporting and would result in interest charges, which we record as a component of income tax expense in the Consolidated Statements of Income. This timing difference deduction reversed in our 2004 income tax return. We formally protested this matter in April 2006. During fourth quarter 2007, we reached a tentative settlement agreement with an IRS appeals officer. During fourth quarter 2007, we accrued in income taxes expense in our Consolidated Statements of Income the estimated cumulative interest charges for the anticipated settlement of this matter, net of income taxes, which amounted to $4.0 million, or $0.05 per share.

     For  the  three-month  period ended March  31,  2008,  there  were  no material changes to the total amount of unrecognized tax benefits. We reclassified $6.8 million of our total liability for unrecognized tax benefits from long-term to current. This reclassification is due to the tentative settlement agreement with the IRS for tax years 1999 through 2002, as discussed above. We accrued interest of $0.2 million during the three-month period ended March 31, 2008. Our total gross liability for unrecognized tax benefits at March 31, 2008 is $12.5 million. If recognized, $7.8 million of unrecognized tax benefits would impact our effective tax rate. Interest of $8.8 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

     We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2003 through 2007 are open for examination by the IRS, and various years are open for examination by state and foreign tax authorities.

(4)  Commitments and Contingencies

     As of March 31, 2008, we have committed to property and equipment purchases of approximately $51.1 million.

     We are involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

(5)  Earnings Per Share

     We compute and present earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The difference between basic and diluted earnings per share for all periods presented is due to the Common Stock equivalents that are assumed to be issued upon the exercise of stock options. There are no differences in the numerator of our computations of basic and diluted earnings per share for any periods presented. The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).


                                                    Three Months Ended
                                                        March 31,
                                                 ------------------------
                                                     2008       2007
                                                 ------------------------
Net income                                         $   8,375  $  15,668
                                                 ========================

Weighted-average common shares
  outstanding                                         70,445     74,773
Common stock equivalents                                 932      1,443
Shares used in computing diluted                 ------------------------
  earnings per share                                  71,377     76,216
                                                 ========================
Basic earnings per share                           $    0.12  $    0.21
                                                 ========================
Diluted earnings per share                         $    0.12  $    0.21
                                                 ========================


     Options to purchase shares of Common Stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the Common shares, were:


                                                 Three Months Ended
                                                     March 31,
                                       ------------------------------------
                                             2008                 2007
                                       ------------------------------------
Number of shares under option                  659,519               29,500

Range of option purchase prices        $18.33 - $20.36      $19.26 - $20.36


(6)  Stock-Based Compensation

     Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. Options are granted at prices equal to the market value of the Common Stock on the date the option is granted. The Board of Directors or the Compensation Committee of our Board of Directors will determine the vesting conditions of the award.

Option awards currently outstanding become exercisable in installments from eighteen to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. No awards of restricted stock or stock appreciation rights have been issued to date. The maximum number of shares of Common Stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of March 31, 2008, there were 8,689,507 shares available for granting additional awards.

     Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after January 1, 2006 for (i) the portion of outstanding awards that were not vested as of January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation (as originally issued), for either recognition or pro forma disclosures and (ii) all share-based payments granted on or after January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123R. Stock-based employee compensation expense was $0.4 million for both the three months ended March 31, 2008 and 2007 and is included in salaries, wages and benefits within the Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $0.2 million for both the three months ended March 31, 2008 and 2007. There was no cumulative effect of initially adopting SFAS No. 123R.

     The following table summarizes Stock Option Plan activity for the three months ended March 31, 2008:


                                                                Weighted
                                                                 Average
                                                    Weighted    Remaining
                                      Number of      Average   Contractual     Aggregate
                                       Options      Exercise      Term      Intrinsic Value
                                    (in thousands)  Price ($)    (Years)     (in thousands)
                                  -----------------------------------------------------------
Outstanding at beginning of period           3,854  $   12.23

   Options granted                               -  $       -
   Options exercised                          (262) $   10.46
   Options forfeited                          (122) $   17.59
   Options expired                               -  $       -
                                  ----------------
Outstanding at end of period                 3,470  $   12.17         4.55   $       22,203
                                  ================
Exercisable at end of period                 2,567  $   10.28         3.44   $       21,264
                                  ================


     We granted no stock options during the three-month periods ended March 31, 2008 and 2007. The fair value of stock option grants are estimated using a Black-Scholes valuation model. The total intrinsic value of share options exercised during the three months ended March 31, 2008 was $2.3 million and March 31, 2007 was $0.6 million. As of March 31, 2008, the total unrecognized compensation cost related to nonvested stock option awards was approximately $3.1 million and is expected to be recognized over a weighted average period of 1.7 years.

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

(7)  Segment Information

     We have two reportable segments - Truckload Transportation Services ("Truckload") and Value Added Services ("VAS").

     The Truckload segment consists of six operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("No. 131"). The six operating fleets that comprise our Truckload segment are as follows: (i) dedicated services ("Dedicated") provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility;
(ii) the medium-to-long-haul van ("Van") fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers; (iii) the regional short-haul ("Regional") fleet provides comparable truckload van service within five geographic regions across the United States; (iv) the expedited ("Expedited") fleet provides time-sensitive truckload services utilizing driver teams; and the (v) flatbed ("Flatbed") and (vi) temperature-controlled ("Temperature-Controlled") fleets provide truckload services for products with specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $1.9 million in first quarter 2008 and $3.1 million in first quarter 2007. These revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

     The VAS segment generates the majority of our non-trucking revenues through four operating units that provide non-trucking services to our customers. These four VAS operating units are (i) truck brokerage ("Brokerage"), (ii) freight management (single-source logistics) ("Freight Management"), (iii) intermodal services ("Intermodal") and (iv) international services ("International").

     We generate other revenues related to third-party equipment maintenance, equipment leasing and other business activities. None of these operations meet the quantitative threshold reporting requirements of SFAS No. 131. As a result, these operations are grouped in "Other" in the tables below. "Corporate" includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. We have no significant intersegment sales or expense transactions that would require the elimination of revenue between our segments in the tables below.

     The following tables summarize our segment information (in thousands):


                                                       Revenues
                                                       --------
                                                  Three Months Ended
                                                       March 31,
                                               -------------------------
                                                    2008       2007
                                               -------------------------

Truckload Transportation Services                $  446,169 $  429,807
Value Added Services                                 62,186     69,877
Other                                                 3,905      3,602
Corporate                                               527        627
                                               -------------------------
Total                                            $  512,787 $  503,913
                                               =========================



                                                   Operating Income
                                                   ----------------
                                                  Three Months Ended
                                                       March 31,
                                               -------------------------
                                                    2008       2007
                                               -------------------------

Truckload Transportation Services                $    9,235 $   23,776
Value Added Services                                  3,667      2,940
Other                                                 1,066        829
Corporate                                              (550)      (279)
                                               -------------------------
Total                                            $   13,418 $   27,266
                                               =========================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") summarizes the financial statements from management's perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:

     * Overview
     * Results of Operations
     * Liquidity and Capital Resources
     * Contractual Obligations and Commercial Commitments
     * Off-Balance Sheet Arrangements
     * Regulations
     * Critical Accounting Policies
     * Accounting Standards

     The MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview:

     We operate primarily in the truckload sector of the trucking industry, with a focus on transporting consumer nondurable products that ship more consistently throughout the year. Our success depends on our ability to efficiently manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our VAS segment). Although our business volume is not highly concentrated, we may also be occasionally affected by our customers' financial failures or loss of customer business.

     Operating revenues consist of (i) trucking revenues generated by the six operating fleets in the Truckload segment (Dedicated, Van, Regional, Expedited, Temperature-Controlled and Flatbed) and (ii) non-trucking revenues generated primarily by our VAS segment. Our Truckload segment also includes a small amount of non-trucking revenues, consisting primarily of the portion of shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS and Truckload segments. Trucking revenues accounted for 87% of total operating revenues in first quarter 2008, and non-trucking and other operating revenues accounted for 13%.

     Trucking services typically generate revenues on a per-mile basis. Other sources of trucking revenues include fuel surcharges and accessorial revenues (such as stop charges, loading/unloading charges and equipment detention charges). Because fuel surcharge revenues fluctuate in response to changes in fuel costs, these revenues are identified separately within the operating statistics table and are excluded from the statistics to provide a more meaningful comparison between periods. The non-trucking revenues in the operating statistics table include such revenues generated by a fleet whose operations fall within the Truckload segment. We do this so that we can calculate the revenue statistics in the operating statistics table using only the revenue generated by company-owned and owner-operator trucks. The key statistics used to evaluate trucking revenues (excluding fuel surcharges) are (i) average revenues per tractor per week, (ii) per-mile rates charged to customers, (iii) average monthly miles generated per tractor, (iv) average percentage of empty miles (miles without trailer cargo), (v) average trip length (in loaded miles) and (vi) average number of tractors in service. General economic conditions, seasonal freight patterns in the trucking industry and industry capacity are important factors that impact these statistics.

     Our most significant resource requirements are company drivers, owner-operators, tractors, trailers and equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). We have historically been successful mitigating our risk to fuel price increases by recovering additional fuel surcharges from our customers that recoup a majority, but not all, of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and owner-operator availability and the market for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims and for workers' compensation benefits for our employees (supplemented by premium-based coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

     The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles generated. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for first quarter 2008 to first quarter 2007, several industry-wide issues could cause costs to increase in 2008. These issues include a softer freight market, rising fuel prices and higher new truck purchase prices. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

     We provide non-trucking services primarily through four operating units within our VAS segment. These operating units include Brokerage, Freight Management Intermodal and International. Unlike our Truckload segment, the VAS segment is less asset-intensive and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense item related to the VAS segment is the cost of transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other expenses include salaries, wages and benefits and computer hardware and software depreciation. We evaluate VAS by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage.

Results of Operations:

     The following table sets forth certain industry data regarding the freight revenues and operations for the periods indicated.


                                                   Three Months Ended
                                                        March 31,           %
                                                  --------------------
                                                    2008        2007     Change
                                                  -----------------------------

Trucking revenues, net of fuel surcharge (1)      $348,424    $366,306    -4.9%
Trucking fuel surcharge revenues (1)                95,769      60,383    58.6%
Non-trucking revenues, including VAS (1)            64,119      72,951   -12.1%
Other operating revenues (1)                         4,475       4,273     4.7%
                                                  --------    --------
    Total operating revenues (1)                  $512,787    $503,913     1.8%
                                                  ========    ========

Operating ratio (consolidated) (2)                    97.4%       94.6%
Average monthly miles per tractor                    9,868       9,519     3.7%
Average revenues per total mile (3)                 $1.453      $1.444     0.6%
Average revenues per loaded mile (3)                $1.684      $1.676     0.5%
Average percentage of empty miles (4)                13.72%      13.84%   -0.9%
Average trip length in miles (loaded)                  542         572    -5.2%
Total miles (loaded and empty) (1)                 239,744     253,714    -5.5%
Average tractors in service                          8,099       8,884    -8.8%
Average revenues per tractor per week (3)           $3,309      $3,172     4.3%
Total tractors (at quarter end)
    Company                                          7,315       7,976
    Owner-operator                                     765         824
                                                  --------    --------
         Total tractors                              8,080       8,800

Total trailers (Truckload and Intermodal, at
    quarter end)                                    24,950      25,160

(1) Amounts in thousands.
(2) Operating  expenses  expressed  as  a percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.
(4) Miles without trailer cargo.


     The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $1.9 million for the three-month period ended March 31, 2008 and $3.1 million for the three-month period ended March 31, 2007, as described on page 10.


                                                                    Three Months Ended
                                                                         March 31,
                                                         -------------------------------------
                                                                 2008                2007
                                                         -----------------   -----------------
Truckload Transportation Services (amounts in thousands)     $         %         $         %
-------------------------------------------------------- -----------------   -----------------
Revenues                                                 $  446,169  100.0   $  429,807  100.0
Operating expenses                                          436,934   97.9      406,031   94.5
                                                         ----------          ----------
Operating income                                         $    9,235    2.1   $   23,776    5.5
                                                         ==========          ==========


     Significantly higher fuel prices and fuel surcharge collections increase our consolidated operating ratio and the Truckload segment's operating ratio when fuel surcharges are reported on a gross basis as revenues versus netting against fuel expenses. Eliminating fuel surcharge revenues, which are generally a more volatile source of revenue, provides a more consistent basis for comparing the results of operations from period to period. The following table calculates the Truckload segment's operating ratio as if fuel surcharges are excluded from revenue and instead reported as a reduction of operating expenses.


                                                                    Three Months Ended
                                                                         March 31,
                                                         -------------------------------------
                                                                 2008                2007
                                                         -----------------   -----------------
Truckload Transportation Services (amounts in thousands)     $         %         $         %
-------------------------------------------------------- -----------------   -----------------
Revenues                                                 $  446,169          $  429,807
Less: trucking fuel surcharge revenues                       95,769              60,383
                                                         ----------          ----------
Revenues, net of fuel surcharges                            350,400  100.0      369,424  100.0
                                                         ----------          ----------
Operating expenses                                          436,934             406,031
Less: trucking fuel surcharge revenues                       95,769              60,383
                                                         ----------          ----------
Operating expenses, net of fuel surcharges                  341,165   97.4      345,648   93.6
                                                         ----------          ----------
Operating income                                         $    9,235    2.6   $   23,776    6.4
                                                         ==========          ==========


     The following table sets forth the VAS segment's non-trucking revenues, rent and purchased transportation expense, other operating expenses and operating income. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party transportation costs), insurance, communications and utilities and other operating expense categories.


                                                                    Three Months Ended
                                                                         March 31,
                                                         -------------------------------------
                                                                 2008                2007
                                                         -----------------   -----------------
Value Added Services (amounts in thousands)                  $         %         $         %
-------------------------------------------              -----------------   -----------------
Revenues                                                 $  62,186   100.0   $  69,877   100.0
Rent and purchased transportation expense                   52,679    84.7      61,929    88.6
                                                         ---------           ---------
Gross margin                                                 9,507    15.3       7,948    11.4
Other operating expenses                                     5,840     9.4       5,008     7.2
                                                         ---------           ---------
Operating income                                         $   3,667     5.9   $   2,940     4.2
                                                         =========           =========


Three Months Ended March 31, 2008 Compared to Three Months Ended March  31,
---------------------------------------------------------------------------
2007
----

Operating Revenues

     Operating revenues increased 1.8% for the three months ended March 31, 2008, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 4.9% due primarily to an 8.8% decrease in the average number of tractors in service (as discussed further below), partially offset by a 3.7% increase in average monthly miles per tractor. The continued soft conditions of the housing and automotive markets (markets not principally served by us) caused carriers dependent on these freight markets to compete more aggressively in the consumer and nondurable goods freight markets in which we primarily provide services. In addition, a slowing economy and retail inventory tightening also contributed to lower freight demand. These factors, and the significant increase in truck supply caused by the industry truck pre-buy prior to the January 2007 effective date of the U.S. Environmental Protection Agency ("EPA")-mandated engine emissions standards, led to a very competitive market in first quarter 2008. Despite these factors, we remained disciplined with pricing, and our revenue per total mile, excluding fuel surcharges, increased by 0.6%, partially offsetting the decline in tractors.

     The freight demand softness was the most significant in the Van fleet, a fleet that we reduced by approximately 850 trucks, or 28%, since mid-March 2007. Freight demand in our Regional and Expedited fleets was about the same on a year-over-year basis, considering the slowing economic conditions. While overall pre-booked percentages of loads to trucks remained lower on a year-over-year basis throughout first quarter 2008 compared to the first quarters of the previous five years, we experienced the typical month-to-month seasonal improvement in freight demand as first quarter 2008 developed. Pre-booked percentages for the Van fleet for April 2008 compared to April 2007 were lower than the comparison for first quarter 2008 to first quarter 2007. Pre-booked percentages for April 2008 in our Regional and Expedited fleets continue to be at or above prior years' levels.

     Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues increased 58.6% to $95.8 million in first quarter 2008 from $60.4 million in first quarter 2007 due to an average increase in diesel fuel costs of 99 cents per gallon in first quarter 2008 compared to first quarter 2007. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to (i) recoup high fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower costs when fuel prices decline. These programs have historically enabled us to recover a majority, but not all, of the fuel price increases. The remainder is generally not recoverable because of empty miles not billable to customers, out-of-route miles, truck idle time and the volatility of fuel prices when prices change rapidly in short time periods. In the past, we negotiated higher rates with customers to recover the fuel expense shortfall in base rates per mile. However, given the softer freight market, we have been unable to recover the fuel expense shortfall in base rates. As a result, increases in fuel costs are expected to continue to impact our earnings per share until such time as freight market conditions allow us to recover this shortfall from customers. Also, in a rapidly rising fuel price market (such as that in first quarter 2008), there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel. Due to the rapid increase in diesel fuel prices during first quarter 2008, there was a lag between the timing of the fuel cost increase and the delayed recovery of fuel surcharge revenues. This lag caused our fuel surcharge recovery percentage to fall below the typical recovery rate during first quarter 2008.

     Diesel fuel prices reached nearly $4.00 per gallon during March 2008. For longer haul shipments over 1,000 miles per trip, we observed a mode shift for some shipments from truckload to rail intermodal. Even though on-time delivery service percentages are generally significantly higher for truckload shipments than rail intermodal shipments, the higher price of diesel fuel impacts truckload carrier costs and rates more significantly than it does rail intermodal providers. As a result, we believe that some price-sensitive shippers have been shifting a greater portion of their long-haul freight from truckload to rail intermodal in recent months. We believe this has contributed to the more significant decline in freight demand in the longer haul truckload market. We have already proactively adapted to this mode shift by reducing the number of trucks in our Van fleet.

     VAS  revenues  are  generated  by the following VAS  operating  units:
Brokerage, Freight Management, Intermodal and International. VAS revenues decreased 11.0% to $62.2 million in first quarter 2008 from $69.9 million in first quarter 2007 due to a structural change to a certain customer arrangement (discussed below), offset partially by an increase in Brokerage and International revenues. VAS gross margin dollars increased 19.6% to $9.5 million from $7.9 million for the same period due to improvements in Brokerage, Intermodal and International. We and a large VAS customer negotiated a structural change to such customer's continuing arrangement related to the use of third-party carriers, effective in third quarter 2007. This change affects the reporting of VAS revenues and purchased transportation expenses for this customer in third quarter 2007 and future periods; and consequently, we began reporting VAS revenues for this customer on a net basis (revenues net of purchased transportation expense) rather than on a gross basis. This reporting change resulted in a reduction in VAS revenues and VAS rent and purchased transportation expense of $18.4 million from first quarter 2007 to first quarter 2008. This reporting change had no impact on the dollar amount of VAS gross margin or operating income. Excluding the affected freight revenues for this customer, VAS revenues grew 21% in first quarter 2008 compared to first quarter 2007.

     Brokerage continued to produce strong results with 19% revenue growth and improved operating margins. Brokerage is generating an annualized revenue run rate of $135 million with a carrier base of over 8,400 qualified carriers. There is no assurance that we can continue this rate of revenue growth. Freight Management continues to secure new VAS business that brings about growth across all of our business units. Intermodal revenues were flat but showed improved operating margins. Werner Global Logistics continues to generate solid growth and improving results.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 97.4% for the three months ended March 31, 2008, compared to 94.6% for the three months ended March 31, 2007. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 14 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.


                                               Three Months Ended   Increase
                                                    March 31,      (Decrease)
                                               ------------------
                                                  2008     2007     per Mile
                                               -----------------------------
Salaries, wages and benefits                     $0.574   $0.574     $0.000
Fuel                                              0.515    0.349      0.166
Supplies and maintenance                          0.160    0.148      0.012
Taxes and licenses                                0.118    0.118      0.000
Insurance and claims                              0.103    0.095      0.008
Depreciation                                      0.168    0.161      0.007
Rent and purchased transportation                 0.173    0.151      0.022
Communications and utilities                      0.021    0.020      0.001
Other                                            (0.009)  (0.016)     0.007


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 12.2% for first quarter 2008 compared to 11.8% for first quarter 2007. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). This slight increase in owner-operator miles as a percentage of total miles shifted costs to the rent and purchased transportation category from other expense categories. Due to this increase, we estimate that rent and purchased transportation expense for the Truckload segment was higher by approximately 0.5 cents per total mile, and other expense categories had offsetting decreases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.2 cents;
(ii) fuel, 0.2 cents; and (iii) depreciation, 0.1 cent.

     Salaries, wages and benefits for non-drivers were flat in first quarter 2008 compared to first quarter 2007. Higher non-driver salaries in the non-trucking VAS segment (attributed to the growth of VAS) were offset by lower non-driver pay on a per-total-mile basis for office and equipment maintenance personnel in the Truckload segment (attributed to cost control improvements). There was a slight increase in salaries, wages and benefits for drivers in the Truckload segment, which is primarily attributed to (i) an increase in student driver pay as the average number of student trainer teams was higher in first quarter 2008 compared to first quarter 2007; (ii) additional amounts paid to drivers, such as drop/pick-up pay; and (iii) higher workers' compensation expense. These cost increases for the Truckload segment were partially offset by decreases in group health insurance costs and discretionary driver pay items.

     We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2008. Our coverage levels will be the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim and have no annual aggregate retention amount for claims above $1.0 million. Our workers' compensation insurance premiums for the policy year beginning April, 2008 are slightly lower than the previous policy year.

     The driver recruiting and retention market remains challenging, but was less difficult than one year ago. Typically during the spring season, the driver market is difficult because more seasonal construction and housing market-related jobs become available with improving weather conditions. The current weakness in these industries and other factors are helping to improve our driver availability. We anticipate that competition for qualified drivers will remain high and cannot predict whether we will experience future shortages. If such a shortage were to occur and driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 16.6 cents per total mile for the Truckload segment due primarily to higher average diesel fuel prices. Compared to the same month in the prior year, diesel fuel costs were 88 cents per gallon higher in January 2008, 92 cents per gallon higher in February 2008 and 117 cents per gallon higher in March 2008. Fuel prices averaged 122 cents per gallon higher in April 2008 compared to April 2007. During first quarter 2008, we intensified our focus on the controllable aspects of fuel expense by implementing numerous initiatives to improve fuel efficiency. These initiatives include reducing truck idle time, lowering non-billable miles and continuing to increase the percentage of aerodynamic, more fuel efficient trucks in our fleet. For first quarter 2008, fuel miles per gallon improved 1.8% compared to first quarter 2007.

     Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

     Supplies and maintenance for the Truckload segment increased 1.2 cents on a per-total-mile basis in first quarter 2008 compared to first quarter 2007. Worse than normal winter weather conditions and the increased average age of the truck fleet contributed to higher truck maintenance repairs. We experienced increases in tire expenses, over-the-road tractor repairs and maintenance and pre-sale equipment repair expenses.

     Insurance and claims for the Truckload segment increased 0.8 cents on a per-total-mile basis in first quarter 2008 compared to first quarter 2007. This increase was due to the worse than normal winter weather conditions and higher annual company aggregate retention levels in our bodily injury and property damage coverage. We renewed our liability insurance policies on August 1, 2007 and became responsible for an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. During the policy year that ended July 31, 2007, we were responsible for a lower $2.0 million aggregate for claims between $2.0 million and $3.0 million and no aggregate (meaning that we were fully insured) for claims between $3.0 million and $5.0 million. For claims in excess of $5.0 million and less than $10.0 million, we are responsible for the first $5.0 million of claims in the policy year, which is the same for both policy years. We maintain liability insurance coverage with reputable insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2007 are slightly lower than the previous policy year.

     Depreciation expense for the Truckload segment increased 0.7 cents per total mile in first quarter 2008 compared to first quarter 2007. This increase was due primarily to the resulting higher ratio of trailers to tractors after we reduced the number of tractors in our Van fleet over the last year.

     Depreciation expense was historically affected by the engine emissions standards imposed by the EPA that became effective in October 2002 and applied to all new trucks purchased after that time, resulting in increased truck purchase costs. Depreciation expense will be affected because in January 2007, a second set of more strict EPA engine emissions standards became effective for all newly manufactured truck engines. Compared to trucks with engines produced before 2007, the trucks with new engines manufactured under the 2007 standards have higher purchase prices, and we expect they could be less fuel-efficient and could have increased maintenance costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet, but it is too early to assess the full extent of differences in operating costs. The engines in our fleet of company-owned trucks as of March 31, 2008 consist of 87% Caterpillar, 7% Detroit Diesel and 6% Mercedes Benz.

     Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to owner-operators in the Truckload segment. As shown on page 14, the VAS segment's rent and purchased transportation expense decreased in response to a structural change to a large VAS customer's continuing arrangement offset partially by an increase in Brokerage and International. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 84.7% in first quarter 2008 compared to 88.6% in first quarter 2007.

     Rent  and purchased transportation for the Truckload segment increased
2.2 cents per total mile in first quarter 2008 primarily because of increased fuel prices that necessitated higher reimbursements to owner-operators for fuel. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and owner-operator trucks. Challenging operating conditions continue to make owner-operator recruitment and retention difficult for us. Such conditions include inflationary cost increases that are the responsibility of owner-operators. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any owner-operator decreases. If a shortage of owner-operators and company drivers occurs, increases in per mile settlement rates (for owner-operators) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we did not obtain corresponding freight rate increases.

     Other operating expenses for the Truckload segment increased 0.7 cents per total mile in first quarter 2008. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses, including costs to prepare the equipment for sale. Gains on sales of assets decreased to $3.7 million in first quarter 2008 from $6.2 million in first quarter 2007. In first quarter 2008, we realized lower average gains on trucks and trailers sold, and we sold fewer trailers due to the effect of the softer freight market and high fuel prices. Based on current freight and fuel conditions, we anticipate that gains on equipment sales for second quarter 2008 will be lower than the gains realized in first quarter 2008 and could remain lower in future periods if such conditions do not improve. Our wholly-owned subsidiary, Fleet Truck Sales, is one of the largest Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks.

     We recorded minimal interest expense in first quarter 2008 versus $1.3 million of interest expense in first quarter 2007. We had no debt outstanding at March 31, 2008 compared to $80.0 million debt outstanding at March 31, 2007.

     Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased slightly to 42.0% for first quarter 2008 from 41.8% for first quarter 2007.

Liquidity and Capital Resources:

     During the three months ended March 31, 2008, we generated cash flow from operations of $80.0 million, a 17.6% increase ($12.0 million) in cash flow compared to the same three-month period one year ago. The increase in cash flow from operations is due primarily to (i) a $16.4 million difference in accounts payable for revenue equipment caused by an $8.8 million decrease in accounts payable for revenue equipment from December 2006 to March 2007, compared to a $7.6 million increase in accounts payable for revenue equipment from December 2007 to March 2008 and (ii) continued improvements in our days sales in accounts receivable which declined from 41 days at March 2007 to 36 days at March 2008. This increase in cash flow from operations was offset partially by a reduction in net income. We were able to make net capital expenditures, repay debt, repurchase Common Stock and pay dividends because of the cash flow from operations and existing cash balances as discussed below.

     Net cash used in investing activities for the three-month period ended March 31, 2008 decreased by 20.4% ($6.0 million), from $29.4 million for the three-month period ended March 31, 2007 to $23.4 million for the three-month period ended March 31, 2008. Net property additions (primarily revenue equipment) were $25.4 million for the three-month period ended March 31, 2008, compared to $31.6 million during the same period of 2007.

     As of March 31, 2008, we committed to property and equipment purchases, net of trades, of approximately $51.1 million. We expect our net capital expenditures to be higher in 2008 than in 2007, because we expect to purchase a larger number of tractors in 2008. We intend to fund these net capital expenditures through cash flow from operations, existing cash balances and financing available under our existing credit facilities, as management deems necessary.

     Net financing activities used $4.4 million during the three months ended March 31, 2008 and $52.1 million during the same period in 2007. The change from 2007 to 2008 included debt repayments (net of borrowings) of $20.0 million during the three-month period ended March 31, 2007, compared to no debt repayments during the three-month period ended March 31, 2008. We paid dividends of $3.5 million in first quarter 2008 and $3.4 million in first quarter 2007. Financing activities also included common stock repurchases of $4.5 million in the three-month period ended March 31, 2008 and $29.5 million in the same period of 2007. From time to time, we have repurchased, and may continue to repurchase, shares of our common stock. The timing and amount of such purchases depends on market and other factors. As of March 31, 2008, we had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

     Management believes our financial position at March 31, 2008 is strong. As of March 31, 2008, we had $77.9 million of cash and cash equivalents and $837.8 million of stockholders' equity. Cash is invested in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of March 31, 2008, we had $225.0 million of available credit pursuant to credit facilities, of which we had no outstanding borrowings. The credit available under these facilities is further reduced by the $39.5 million in letters of credit we maintain. These letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

     The following tables set forth our contractual obligations and commercial commitments as of March 31, 2008.


                                              Payments Due by Period
                                                   (in millions)

                                     Less than                           Over 5
                             Total     1 year    1-3 years   4-5 years    years   Other
-----------------------------------------------------------------------------------------
Contractual Obligations
Unrecognized tax benefits   $  12.5   $   6.7     $     -     $     -   $     -  $   5.8
Equipment purchase
  commitments                  51.1      51.1           -           -         -        -
                            -------   -------     -------     -------   -------  -------
Total contractual cash
  obligations               $  63.6   $  57.8     $     -     $     -   $     -  $   5.8
                            =======   =======     =======     =======   =======  =======

Other Commercial
  Commitments
Unused lines of credit      $ 185.5   $     -     $ 185.5     $     -   $     -  $     -
Standby letters of credit      39.5      39.5           -           -         -        -
                            -------   -------     -------     -------   -------  -------
Total commercial
  commitments               $ 225.0   $  39.5     $ 185.5     $     -   $     -  $     -
                            =======   =======     =======     =======   =======  =======

 Total obligations          $ 288.6   $  97.3     $ 185.5     $     -   $     -  $   5.8
                            =======   =======     =======     =======   =======  =======


     The equipment purchase commitments relate to committed equipment expenditures. We have committed credit facilities with two banks totaling $225.0 million, of which we had no outstanding borrowings. These credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). The credit available under these facilities is further reduced by the amount of standby letters of credit under which we are obligated. The unused lines of credit are available to us in the event we need financing for the growth of our fleet. Given our strong financial position, we expect that we could obtain additional financing, if necessary, at favorable terms. The standby letters of credit are primarily required for insurance policies. On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"), and have recorded $12.5 million of unrecognized tax benefits. We expect $6.7 million to be settled within the next 12 months; however, we are unable to reasonably determine when the remaining amounts will be settled.

Off-Balance Sheet Arrangements:

     As of March 31, 2008, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

     Effective October 1, 2005, all truckload carriers became subject to revised hours of service ("HOS") regulations issued by the Federal Motor Carrier Safety Administration ("FMCSA") ("2005 HOS Regulations"). The most significant change for us from the previous regulations is that drivers using the sleeper berth provision must take at least eight consecutive hours off-duty in the sleeper berth during their ten hours off-duty. Previously, drivers using a sleeper berth were allowed to split their ten-hour off-duty time into two periods, provided neither period was less than two hours. This more restrictive sleeper berth provision is requiring some drivers to plan their time better. The 2005 HOS Regulations also had a negative impact on our mileage efficiency, resulting in lower mileage productivity for those customers with multiple-stop shipments or those shipments with pick-up or delivery delays.

     Effective December 27, 2007, the FMCSA issued an interim final rule that amended the HOS regulations to (i) allow drivers up to 11 hours of driving time within a 14-hour, non-extendable window from the start of the workday (this driving time must follow ten consecutive hours of off-duty time) and (ii) restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty. This interim rule made essentially no changes to the 11-hour driving limit and 34-hour restart rules. In 2006 and 2007, the U.S. Court of Appeals for the District of Columbia also considered the 2005 HOS Regulations and heard arguments on the various petitions for review, one of which was submitted by Public Citizen (a consumer safety organization). The FMCSA solicited comments on the interim final rule until February 15, 2008 and intends to issue a final rule in 2008 that addresses the issues identified by the Court. On January 23, 2008, the Court denied Public Citizen's motion to invalidate the interim final rule.

     On January 18, 2007, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register on the trucking industry's use of Electronic On-Board Recorders ("EOBRs") for compliance with HOS rules. The intent of this proposed rule is to (i) improve highway safety by fostering development of new EOBR technology for HOS compliance; (ii) encourage EOBR use by motor carriers through incentives; and (iii) require EOBR use by operators with serious and continuing HOS compliance problems. Comments on the NPRM were to be received by April 18, 2007. In 1998, we became the first, and only, trucking company in the United States to receive a U.S. Department of Transportation exemption to use a global positioning system-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. While we do not believe the rule, as proposed, would have a significant effect on our operations and profitability, we will continue to monitor future developments.

     On December 26, 2007, the FMCSA published an NPRM in the Federal Register regarding minimum requirements for entry-level driver training. Under the proposed rule, a commercial driver's license ("CDL") applicant would be required to present a valid driver training certificate obtained from an accredited institution or program. Entry-level drivers applying for a Class A CDL would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. The current regulations do not require a minimum number of training hours and require only classroom education. Drivers who obtain their first CDL during the three-year period after the FMCSA issues a final rule would be exempt. Comments on the NPRM were originally scheduled to be received by March 25, 2008; however, the FMCSA extended the comment period until May
2008. On April 9, 2008, the FMCSA published another NPRM that (i) establishes new minimum standards to be met before states issue commercial learner's permits ("CLPs"); (ii) revises the CDL knowledge and skills testing standards; and (iii) improves anti-fraud measures within the CDL program. If one or both of these proposed rules is approved as written, these rules could materially impact the number of potential new drivers entering the industry.

     The EPA mandated a new set of more stringent engine emissions standards for all newly manufactured truck engines. These standards became effective in January 2007. Compared to trucks with engines manufactured before 2007 and not subject to the new standards, the trucks manufactured with the new engines have higher purchase prices (approximately $5,000 to $10,000 more per truck). To delay the cost impact of these new emissions standards, in 2005 and 2006 we purchased significantly more new trucks than we normally buy each year, and we maintained a newer truck fleet relative to historical company and industry standards. Our newer truck fleet allowed us to delay purchases of trucks with the new 2007-standard engines until first quarter 2008. In January 2010, a final set of more rigorous EPA-mandated emissions standards will become effective for all new engines manufactured after that date.

     Several U.S. states, counties and cities have enacted legislation or ordinances restricting idling of trucks to short periods of time. This action is significant when it impacts the driver's ability to idle the truck for purposes of operating air conditioning and heating systems particularly while in the sleeper berth. Many of the statutes or ordinances recognize the need of the drivers to have a comfortable environment in which to sleep and include exceptions for those circumstances. California had such an exemption; however, since January 1, 2008, the California sleeper berth exemption no longer exists. We have taken steps to address this issue in California. California has also enacted restrictions on transport refrigeration unit ("TRU") emissions, which are scheduled to be phased in over several years beginning year-end 2008. Although legal challenges may be mounted against California's regulations, if the TRU emissions law becomes effective as scheduled, it will require companies to operate only compliant TRUs in California. There are several alternatives for meeting these requirements that we are currently evaluating.

Critical Accounting Policies:

     We operate in the truckload sector of the trucking industry, with a focus on transporting consumer nondurable products that ship more consistently throughout the year and when changes occur in the economy. Our success depends on our ability to efficiently manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand and may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficient resource deployment, making capital investments in tractors and trailers or obtaining qualified third-party carrier capacity at a reasonable price. Although our business volume is not highly concentrated, we may also be occasionally affected by our customers' financial failures or loss of customer business.

     Our most significant resource requirements are company drivers, owner-operators, tractors, trailers and related equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). Historically, we have successfully mitigated our risk to fuel price increases by recovering from our customers additional fuel surcharges that recoup a majority, but not all, of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and owner-operator availability and the new and used revenue equipment market. Because we are self-insured for a significant portion of bodily injury, property damage and cargo claims and for workers' compensation benefits for our employees (supplemented by premium-based coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from five to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although our normal replacement cycle for tractors is three years, we calculate depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate (which approximates the continuing declining market value of the tractors) when a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. We continually monitor the adequacy of the lives and salvage values used in calculating depreciation expense and adjust these assumptions appropriately when warranted.
     * Impairment of long-lived assets. We review our long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets. Long-lived assets classified as "held for sale" are reported at the lower of their carrying amount or fair value less costs to sell.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and noncurrent) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers' compensation claims every six months.
     * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider (including owner-operators under contract with us) is utilized to provide some or all of the service and we (i) are the primary obligor in regard to the shipment delivery, (ii) establish customer pricing separately from carrier rate negotiations, (iii) generally have discretion in carrier selection and/or (iv) have credit risk on the shipment, we record both revenues for the dollar value of services we bill to the customer and rent and purchased transportation expense for transportation costs we pay to the third-party provider upon the shipment's delivery. In the absence of the conditions listed above, we record revenues net of those expenses related to third-party providers.
     * Accounting for income taxes. Significant management judgment is required to determine (i) the provision for income taxes, (ii) whether deferred income taxes will be realized in full or in part and (iii) the liability for unrecognized tax benefits in accordance with the provisions of FIN 48. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed necessary due to our profitable operations. Accordingly, if facts or financial circumstances change and consequently impact the likelihood of realizing the deferred income tax assets, we would need to apply management's judgment to determine the amount of valuation allowance required in any given period.

     Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our results of operations from period-to-period.

Accounting Standards:

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at a fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities had no effect on our financial position, results of operations and cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 were effective as of the beginning of the first fiscal year that begins after November 15, 2007. Upon adoption, SFAS No. 159 had no effect on our financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("No. 141R"). This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As of March 31, 2008, management believes that SFAS No. 141R will not have a material effect on our financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("No. 160"). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of March 31, 2008, management believes that SFAS No. 160 will not have a material effect on our financial position, results of operations and cash flows.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("No. 161"). This statement amends FASB Statement No. 133 to require enhanced disclosures about an entity's derivative and hedging activities. The provisions of SFAS No. 161 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. As of March 31, 2008, management believes that SFAS No. 161 will not have a material effect on our financial position, results of operations and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a significant portion of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our revenue base to offset much of the higher fuel cost per gallon. However, we do not recover the entire fuel cost increase through these surcharge programs. We cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     We conduct business in Mexico, Canada and Asia. Foreign currency transaction gains and losses were not material to our results of operations for first quarter 2008 and prior periods. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Accordingly, we are not currently subject to material risks involving any foreign currency exchange rate and the effects that such exchange rate movements would have on our future costs or future cash flows.

Interest Rate Risk

     We had no debt outstanding at March 31, 2008. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of March 31, 2008, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

Item 4.  Controls and Procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities
Exchange Act of 1934 ("Exchange Act"). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the U.S. Securities and Exchange Commission within the required time period.

     Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     We have confidence in our internal controls and procedures. Nevertheless, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the internal controls or disclosure procedures and controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect that resource constraints exist, and the benefits of controls must be relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

                                  PART II

                             OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our Common Stock that the Company is authorized to repurchase. Under this new authorization, the Company is permitted to repurchase an additional
8,000,000 shares. As of March 31, 2008, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     The following table summarizes our Common Stock repurchases during the first quarter of 2008 made pursuant to this authorization. The Company did not purchase any shares during the first quarter of 2008 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

                   Issuer Purchases of Equity Securities


                                                                                           Maximum Number
                                                                                          (or Approximate
                                                                   Total Number of        Dollar Value) of
                                                                  Shares (or Units)    Shares (or Units) that
                       Total Number of                          Purchased as Part of         May Yet Be
                      Shares (or Units)   Average Price Paid     Publicly Announced      Purchased Under the
    Period                Purchased       per Share (or Unit)     Plans or Programs       Plans or Programs
                      ---------------------------------------------------------------------------------------
January 1-31, 2008               -                   -                       -                7,208,800
February 1-29, 2008        110,300              $17.96                 110,300                7,098,500
March 1-31, 2008           139,700              $17.93                 139,700                6,958,800
                      -----------------                         --------------------
Total                      250,000              $17.94                 250,000                6,958,800
                      =================                         ====================


Item 6.  Exhibits.


 Exhibit No.   Exhibit                                            Incorporated by Reference to:
 -----------   -------                                            -----------------------------
    3(i)       Restated Articles of Incorporation of Werner       Exhibit 3(i) to the Company's report
               Enterprises, Inc.                                  on Form 10-Q for the quarter ended
                                                                  June 30, 2007

   3(ii)       Revised and Restated By-Laws of Werner             Exhibit 3(ii) to the Company's
               Enterprises, Inc.                                  report on Form 10-Q for the quarter
                                                                  ended June 30, 2007

   10.1        Letter from the Company to Daniel H. Cushman,      Filed herewith
               dated January 15, 2008

   31.1        Certification of the Chief Executive Officer       Filed herewith
               pursuant to Rules 13a-14(a) and 15d-14(a) of the
               Securities Exchange Act of 1934 (Section 302 of
               the Sarbanes-Oxley Act of 2002)

   31.2        Certification of the Chief Financial Officer       Filed herewith
               pursuant to Rules 13a-14(a) and 15d-14(a) of the
               Securities Exchange Act of 1934 (Section 302 of
               the Sarbanes-Oxley Act of 2002)

   32.1        Certification of the Chief Executive Officer       Filed herewith
               pursuant to 18 U.S.C. Section 1350 (Section 906
               of the Sarbanes-Oxley Act of 2002)

   32.2        Certification of the Chief Financial Officer       Filed herewith
               pursuant to 18 U.S.C. Section 1350 (Section 906
               of the Sarbanes-Oxley Act of 2002)


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WERNER ENTERPRISES, INC.



Date:    May 5, 2008               By:   /s/ John J. Steele
     -------------------                 ---------------------------------------
                                         John J. Steele
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer



Date:    May 5, 2008               By:   /s/ James L. Johnson
     -------------------                 ---------------------------------------
                                         James L. Johnson
                                         Senior Vice President, Controller and
                                         Corporate Secretary