Form 10-Q
period 2008-06-30
WERNER ENTERPRISES INC
filed 2008-08-04
CIK 793074

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[Mark one]
 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
                                     OR
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

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


      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  X                    Accelerated filer
                        ---                                              ---
Non-accelerated filer                         Smaller reporting company
                        --- (Do not check if a                           ---
                            smaller reporting
                            company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes       No X
                                 ---      ---


     As of July 31, 2008, 70,957,350 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                         WERNER ENTERPRISES, INC.
                                  INDEX
                                  -----                                PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Income for the Three Months Ended
         June 30, 2008 and 2007					         4

         Consolidated Statements of Income for the Six  Months  Ended
         June 30, 2008 and 2007						 5

         Consolidated  Condensed  Balance  Sheets as of June 30, 2008
         and December 31, 2007						 6

         Consolidated  Statements  of Cash Flows  for the  Six Months
         Ended June 30, 2008 and 2007					 7

         Notes to Consolidated Financial Statements (Unaudited) as of
         June 30, 2008							 8

Item 2.  Management's Discussion and Analysis of Financial  Condition
         and Results of Operations                                      12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     29

Item 4.  Controls and Procedures                                        30

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    31

Item 4.  Submission of Matters to a  Vote  of Security Holders          31

Item 6.  Exhibits                                                       32

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

      Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

      These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                  June 30,
---------------------------------------------------------------------------
                                                     2008          2007
---------------------------------------------------------------------------
                                                        (Unaudited)
Operating revenues                               $ 578,181     $ 531,286
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                    148,588       150,335
   Fuel                                            154,963        99,918
   Supplies and maintenance                         41,261        40,077
   Taxes and licenses                               27,886        29,317
   Insurance and claims                             23,907        23,922
   Depreciation                                     41,683        41,629
   Rent and purchased transportation               105,220       108,903
   Communications and utilities                      4,820         5,182
   Other                                            (1,015)       (6,383)
                                                ---------------------------
    Total operating expenses                       547,313       492,900
                                                ---------------------------

Operating income                                    30,868        38,386
                                                ---------------------------

Other expense (income):
   Interest expense                                      3         1,057
   Interest income                                    (964)         (923)
   Other                                                 1            46
                                                ---------------------------
    Total other expense (income)                      (960)          180
                                                ---------------------------

Income before income taxes                          31,828        38,206

Income taxes                                        13,716        15,952
                                                ---------------------------

Net income                                       $  18,112     $  22,254
                                                ===========================

Earnings per share:

     Basic                                       $     .26     $     .30
                                                ===========================

     Diluted                                     $     .25     $     .30
                                                ===========================


Dividends declared per share                     $    .050     $    .050
                                                ===========================

Weighted-average common shares outstanding:

     Basic                                          70,410        73,395
                                                ===========================
     Diluted                                        71,417        74,748
                                                ===========================

         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME




                                                      Six Months Ended
(In thousands, except per share amounts)                  June 30,
---------------------------------------------------------------------------
                                                2008               2007
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                          $ 1,090,968        $ 1,035,199
                                           --------------------------------

Operating expenses:
   Salaries, wages and benefits                 291,775            300,856
   Fuel                                         278,799            189,003
   Supplies and maintenance                      81,770             79,668
   Taxes and licenses                            56,151             59,480
   Insurance and claims                          48,639             48,127
   Depreciation                                  83,479             84,186
   Rent and purchased transportation            199,683            209,118
   Communications and utilities                  10,059             10,274
   Other                                         (3,673)           (11,165)
                                           --------------------------------
    Total operating expenses                  1,046,682            969,547
                                           --------------------------------

Operating income                                 44,286             65,652
                                           --------------------------------

Other expense (income):
   Interest expense                                   6              2,393
   Interest income                               (2,037)            (1,974)
   Other                                             52                118
                                           --------------------------------
    Total other expense (income)                 (1,979)               537
                                           --------------------------------

Income before income taxes                       46,265             65,115

Income taxes                                     19,778             27,193
                                           --------------------------------

Net income                                  $    26,487        $    37,922
                                           ================================

Earnings per share:

     Basic                                  $       .38        $       .51
                                           ================================

     Diluted                                $       .37        $       .50
                                           ================================

Dividends declared per share                $      .100        $      .095
                                           ================================

Weighted-average common shares outstanding:

     Basic                                       70,428             74,080
                                           ================================

     Diluted                                     71,438             75,477
                                           ================================

        See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


In thousands, except share amounts)                 June 30,      December 31,
-------------------------------------------------------------------------------
                                                      2008            2007
-------------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                      $    77,523      $    25,090
   Accounts receivable, trade, less allowance
     of $10,283 and $9,765,respectively               234,991          213,496
   Other receivables                                   14,488           14,587
   Inventories and supplies                            10,013           10,747
   Prepaid taxes, licenses and permits                  7,809           17,045
   Current deferred income taxes                       30,327           26,702
   Other current assets                                20,192           21,500
                                                 ------------------------------
     Total current assets                             395,343          329,167
                                                 ------------------------------

Property and equipment                              1,621,247        1,605,445
Less - accumulated depreciation                       662,690          633,504
                                                 ------------------------------
     Property and equipment, net                      958,557          971,941
                                                 ------------------------------
Other non-current assets                               18,244           20,300
                                                 ------------------------------
                                                  $ 1,372,144      $ 1,321,408
                                                 ==============================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $    63,808      $    49,652
   Insurance and claims accruals                       81,650           76,189
   Accrued payroll                                     25,715           21,753
   Other current liabilities                           26,051           19,395
                                                 ------------------------------
     Total current liabilities                        197,224          166,989
                                                 ------------------------------

Other long-term liabilities                             7,416           14,165

Insurance and claims accruals, net of current
  portion                                             116,000          110,500
Deferred income taxes                                 196,760          196,966


Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 70,422,549 and 70,373,189 shares
     outstanding, respectively                            805              805
   Paid-in capital                                     99,807          101,024
   Retained earnings                                  942,858          923,411
   Accumulated other comprehensive income (loss)        2,018             (169)
   Treasury stock, at cost; 10,110,987 and
     10,160,347 shares, respectively                 (190,744)        (192,283)
                                                 ------------------------------
     Total stockholders' equity                       854,744          832,788
                                                 ------------------------------
                                                  $ 1,372,144      $ 1,321,408
                                                 ==============================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended
(In thousands)                                                June 30,
-------------------------------------------------------------------------------
                                                         2008          2007
-------------------------------------------------------------------------------
                                                            (Unaudited)
Cash flows from operating activities:
   Net income                                        $  26,487      $   37,922
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                       83,479          84,186
     Deferred income taxes                              (3,660)         (6,502)
     Gain on disposal of property and equipment         (5,969)        (13,779)
     Stock-based compensation                              756             794
     Other long-term assets                                422           1,688
     Insurance claims accruals, net of current
       portion				                 5,500           1,500
     Other long-term liabilities                           (20)            560
     Changes in certain working capital items:
       Accounts receivable, net                        (21,495)          9,047
       Other current assets                             11,377          18,510
       Accounts payable                                 14,156          (9,334)
       Other current liabilities                         9,177           9,732
                                                    ---------------------------
    Net cash provided by operating activities          120,210         134,324
                                                    ---------------------------

Cash flows from investing activities:
   Additions to property and equipment                (114,320)        (87,125)
   Retirements of property and equipment                48,350          57,750
   Decrease in notes receivable                          3,478           3,246
                                                    ---------------------------
    Net cash used in investing activities              (62,492)        (26,129)
                                                    ---------------------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                  -          10,000
   Repayments of long-term debt                              -         (60,000)
   Dividends on common stock                            (7,038)         (6,716)
   Repurchases of common stock                          (4,486)        (58,123)
   Stock options exercised                               3,097           4,870
   Excess tax benefits from exercise of stock
     options					           955           2,745
                                                    ---------------------------
    Net cash used in financing activities               (7,472)       (107,224)
                                                    ---------------------------


Effect of foreign exchange rate fluctuations on
  cash						         2,187             313
Net increase in cash and cash equivalents               52,433           1,284
Cash and cash equivalents, beginning of period          25,090          31,613
                                                    ---------------------------
Cash and cash equivalents, end of period             $  77,523      $   32,897
                                                    ===========================

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
   Interest                                          $       6      $    3,061
   Income taxes                                      $  21,352      $   30,865
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment	                                     $   1,844      $    3,630


         See Notes to Consolidated Financial Statements (Unaudited).

                           WERNER ENTERPRISES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
(1)  Comprehensive Income

     Other than our net income, our only other source of comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income (loss) from foreign currency translation adjustments was income of $1,543,000 for the three-month period ended June 30, 2008 and $892,000 for the same period ended June 30, 2007. Such comprehensive income (loss) was also income of $2,187,000 for the six-month period ended June 30, 2008 and $313,000 for the same period ended June 30, 2007.

(2)  Long-Term Debt

     As of June 30, 2008, we have two committed credit facilities with banks totaling $225.0 million that mature in May 2009 ($50.0 million) and May 2011 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). As of June 30, 2008, we had no borrowings outstanding under these credit facilities with banks. The $225.0 million of credit available under these facilities is further reduced by $39.5 million in letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable (as defined in each credit facility). At June 30, 2008, we were in compliance with these covenants.

(3)  Income Taxes

     During first quarter 2006, in connection with an audit of our federal income tax returns for the years 1999 to 2002, we received a notice from the Internal Revenue Service ("IRS") proposing to disallow a significant tax deduction. This deduction was based on a timing difference between financial reporting and tax reporting and would result in interest charges, which we record as a component of income tax expense in the Consolidated Statements of Income. This timing difference deduction reversed in our 2004 income tax return. We formally protested this matter in April 2006. During fourth quarter 2007, we reached a tentative settlement agreement with an IRS appeals officer. During fourth quarter 2007, we also accrued in income taxes expense in our Consolidated Statements of Income the estimated cumulative interest charges for the anticipated settlement of this matter, net of income taxes, which amounted to $4.0 million, or $0.05 per share. During second quarter 2008, the appeals officer received the concurrence of the Joint Committee of Taxation with regard to the recommended basis of settlement. The case is now undergoing administrative processing at the IRS.

     For the three-month and six-month periods ended June 30, 2008, there were no material changes to the total amount of unrecognized tax benefits. We reclassified $6.8 million of our total liability for unrecognized tax benefits from long-term to current during the six-month period ended June 30, 2008. This reclassification is due to the settlement agreement with the IRS for tax years 1999 through 2002, as discussed above. We accrued interest of $0.2 million during the three-month period and $0.4 million during the six-month period ended June 30, 2008. Our total gross liability for unrecognized tax benefits at June 30, 2008 is $12.8 million. If recognized, $7.9 million of unrecognized tax benefits would impact our effective tax rate. Interest of $9.0 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

     We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2003 through 2007 are open for examination by the IRS, and various years are open for examination by state and foreign tax authorities. The IRS completed an audit of our 2005 federal income tax return and issued a "no change letter" during second quarter 2008.

(4)  Commitments and Contingencies

     As of June 30, 2008, we have committed to property and equipment purchases of approximately $23.6 million.

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


                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                  -----------------------  ---------------------
                                      2008        2007         2008      2007
                                  -----------------------  ---------------------

Net income                         $  18,112   $  22,254    $  26,487  $  37,922
                                  =======================  =====================

Weighted-average common shares
  outstanding                         70,410      73,395       70,428     74,080
Common stock equivalents               1,007       1,353        1,010      1,397
                                  -----------------------  ---------------------
Shares used in computing diluted
  earnings per share                  71,417      74,748       71,438     75,477
                                  =======================  =====================
Basic earnings per share           $     .26   $     .30    $     .38  $     .51
                                  =======================  =====================
Diluted earnings per share         $     .25   $     .30    $     .37  $     .50
                                  =======================  =====================


     Options to purchase shares of common stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                            Three Months Ended                  Six Months Ended
                                 June 30,                            June 30,
                      ------------------------------   ------------------------------
                           2008            2007             2008             2007
                      ------------------------------   ------------------------------
Number of options            29,500          29,500           29,500           29,500
Range of option
  purchase prices     $19.26-$20.36   $19.26-$20.36    $19.26-$20.36    $19.26-$20.36


(6)  Stock-Based Compensation

     Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. Options are granted at prices equal to the market value of the common stock on the date the option is granted. The Board of Directors or the Compensation Committee of our Board of Directors will determine the vesting conditions of the award. Option awards currently outstanding become exercisable in installments from eighteen to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. No awards of restricted stock or stock appreciation rights have been issued to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of June 30, 2008, there were 8,700,007 shares available for granting additional awards.

     Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after January 1, 2006 for (i) the portion of outstanding awards that were not vested as of January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation (as originally issued), for either recognition or pro forma disclosures and (ii) all share-based payments granted on or after January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123R. Stock-based employee compensation expense was $0.4 million for each of the three-month periods ended June 30, 2008 and June 30, 2007 and $0.8 million for each of the six-month periods ended June 30, 2008 and June 30, 2007. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $0.1 million for each of the three-month periods ended June 30, 2008 and June 30, 2007 and $0.3 million for each of the six-month periods ended June 30, 2008 and June 30, 2007.

     The following table summarizes Equity Plan stock option activity for the six months ended June 30, 2008:


                                                                Weighted
                                                                 Average    Aggregate
                                      Number       Weighted     Remaining   Intrinsic
                                    of Options     Average     Contractual    Value
                                       (in         Exercise       Term         (in
                                    thousands)     Price ($)     (Years)    thousands)
                                   ---------------------------------------------------
Outstanding at beginning of period      3,854       $   12.23
   Options granted                          -       $       -
   Options exercised                     (300)      $   10.34
   Options forfeited                     (132)      $   17.56
   Options expired                          -       $       -
                                   ----------
Outstanding at end of period            3,422       $   12.19       4.32     $   21,918
                                   ==========
Exercisable at end of period            2,658       $   10.68       3.34     $   21,007
                                   ==========

     We did not grant any stock options during the three-month and six-month periods ended June 30, 2008 and June 30, 2007. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of share options exercised was $0.4 million and $6.0 million for the three-month periods ended June 30, 2008 and June 30, 2007 and $2.7 million and $6.7 million for the six-month periods ended June 30, 2008 and June 30, 2007. As of June 30, 2008, the total unrecognized compensation cost related to nonvested stock option awards was approximately $2.7 million and is expected to be recognized over a weighted average period of 1.6 years.


     We do not a have a formal policy for issuing shares upon exercise of stock options, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired under these regular repurchase programs have provided us with sufficient quantities of stock to issue upon exercises of stock options. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock option exercises during 2008.

(7)  Segment Information

     We have two reportable segments - Truckload Transportation Services ("Truckload") and Value Added Services ("VAS").

     The  Truckload  segment  consists of  six  operating  fleets  that  are aggregated because they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("No. 131"). The six operating fleets that comprise our Truckload segment are as follows: (i) dedicated services ("Dedicated") provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the medium-to-long-haul van ("Van") fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers; (iii) the regional short-haul ("Regional") fleet provides comparable truckload van service within five geographic regions across the United States; (iv) the expedited ("Expedited") fleet provides time-sensitive truckload services utilizing driver teams; and the (v) flatbed ("Flatbed") and (vi) temperature-controlled ("Temperature-Controlled") fleets provide truckload services for products with specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $1.9 million and $2.3 million for the three-month periods ended June 30, 2008 and June 30, 2007 and $3.8 million and $5.4 million for the six-month periods ended June 30, 2008 and June 30, 2007. These revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

     The VAS segment generates the majority of our non-trucking revenues through four operating units that provide non-trucking services to our customers. These four VAS operating units are (i) truck brokerage ("Brokerage"), (ii) freight management (single-source logistics) ("Freight Management"), (iii) intermodal services ("Intermodal") and (iv) Werner Global Logistics international services ("International").

     We generate other revenues related to third-party equipment maintenance, equipment leasing and other business activities. None of these operations meets the quantitative threshold reporting requirements of SFAS No. 131. As a result, these operations are grouped in "Other" in the tables below. "Corporate" includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. We have no significant intersegment sales or expense transactions that would require the elimination of revenue between our segments in the tables below.

     The following tables summarize our segment information (in thousands):


                                                        Revenues
                                                        --------
                                       Three Months Ended        Six Months Ended
                                             June 30,                 June 30,
                                     ----------------------   ----------------------
                                        2008        2007         2008        2007
                                     ----------------------   ----------------------
Truckload Transportation Services    $  505,214   $ 451,069   $  951,383  $  880,876
Value Added Services                     67,629      75,849      129,815     145,726
Other                                     4,054       3,795        7,959       7,397
Corporate                                 1,284         573        1,811       1,200
                                     ----------------------   ----------------------
Total                                $  578,181   $ 531,286   $1,090,968  $1,035,199
                                     ======================   ======================



                                                   Operating Income
                                                   ----------------
                                      Three Months Ended        Six Months Ended
                                           June 30,                 June 30,
                                    ----------------------   ----------------------
                                        2008        2007        2008        2007
                                    ----------------------   ----------------------
Truckload Transportation Services   $   25,778   $  34,632   $  35,013   $  58,408
Value Added Services                     3,684       3,457       7,351       6,397
Other                                      916         814       1,982       1,643
Corporate                                  490        (517)        (60)       (796)
                                    ----------------------   ----------------------
Total                               $   30,868   $  38,386   $  44,286   $  65,652
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

Overview:

     We operate primarily in the truckload sector of the trucking industry, with a focus on transporting consumer nondurable products that ship consistently throughout the year. Our success depends on our ability to efficiently manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our VAS segment). Although our business volume is not highly concentrated, we may also be occasionally affected by our customers' financial failures or loss of customer business.

     Operating revenues consist of (i) trucking revenues generated by the six operating fleets in the Truckload segment (Dedicated, Van, Regional, Expedited, Temperature-Controlled and Flatbed) and (ii) non-trucking revenues generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and International). Our Truckload segment also includes a small amount of non-trucking revenues, consisting primarily of the portion of shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS and Truckload segments. Trucking revenues accounted for 87% of total operating revenues in second quarter 2008, and non-trucking and other operating revenues accounted for 13% of total operating revenues.

     Trucking services typically generate revenues on a per-mile basis. Other sources of trucking revenues include fuel surcharges and accessorial revenues (such as stop charges, loading/unloading charges and equipment detention charges). Because fuel surcharge revenues fluctuate in response to changes in fuel costs, these revenues are identified separately within the operating statistics table and are excluded from the statistics to provide a more meaningful comparison between periods. The non-trucking revenues in the operating statistics table include such revenues generated by a fleet whose operations fall within the Truckload segment. We do this so that we can calculate the revenue statistics in the operating statistics table using only the revenue generated by company-owned and owner-operator trucks. The key statistics used to evaluate trucking revenues (excluding fuel surcharges) are (i) average revenues per tractor per week, (ii) per-mile rates charged to customers, (iii) average monthly miles generated per tractor, (iv) average percentage of empty miles (miles without trailer cargo), (v) average trip length (in loaded miles) and (vi) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics.

     Our most significant resource requirements are company drivers, owner-operators, tractors, trailers and equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). To mitigate our risk to fuel price increases, we recover additional fuel surcharges from our customers that recoup a majority, but not all, of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and owner-operator availability and the market for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims and for workers' compensation benefits for our employees (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

     The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, payments to owner-operators (included in rent and purchased transportation expense), fuel, fuel taxes (included in taxes and licenses expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles generated. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for second quarter 2008 to second quarter 2007, several industry-wide issues could cause costs to increase in 2008. These issues include rising fuel prices, higher new truck and trailer purchase prices and a weaker used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

     We provide non-trucking services primarily through four operating units within our VAS segment. These operating units include Brokerage, Freight Management, Intermodal and International. Unlike our Truckload segment, the VAS segment is less asset-intensive and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense item related to the VAS segment is the cost of transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses include salaries, wages and benefits and computer hardware and software depreciation. We evaluate VAS by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage.

Results of Operations:

     The following table sets forth certain industry data regarding the freight revenues and operations for the periods indicated.


                                     Three Months Ended              Six Months Ended
                                          June 30,          %           June 30,              %
                                    --------------------           --------------------
                                      2008       2007     Change      2008         2007     Change
                                    --------   --------   ------   ----------   ----------  ------

Trucking revenues, net of
  fuel surcharge (1)                $368,577   $375,169    -1.8%     $717,001     $741,475   -3.3%
Trucking fuel surcharge
  revenues (1)                       134,929     73,403    83.8%      230,698      133,786   72.4%
Non-trucking revenues,
  including VAS (1)                   69,510     78,184   -11.1%      133,629      151,135  -11.6%
Other operating revenues (1)           5,165      4,530    14.0%        9,640        8,803    9.5%
                                    --------   --------            ----------   ----------
   Total operating revenues (1)     $578,181   $531,286     8.8%   $1,090,968   $1,035,199    5.4%
                                    ========   ========            ==========   ==========


Operating ratio
  (consolidated) (2)                    94.7%      92.8%                 95.9%        93.7%
Average monthly miles
  per tractor                         10,397     10,078     3.2%       10,132        9,792    3.5%
Average revenues per
  total mile (3)                      $1.465     $1.463     0.1%       $1.459       $1.453    0.4%
Average revenues per
  loaded mile (3)                     $1.690     $1.685     0.3%       $1.688       $1.680    0.5%
Average percentage of
  empty miles (4)                      13.35%     13.19%    1.2%        13.53%       13.51%   0.1%
Average trip length
  in miles (loaded)                      540        561    -3.7%          541          567   -4.6%
Total miles (loaded and
  empty) (1)                         251,630    256,486    -1.9%      491,374      510,200   -3.7%
Average tractors in service            8,068      8,483    -4.9%        8,083        8,684   -6.9%
Average revenues per tractor
  per week (3)                        $3,514     $3,402     3.3%       $3,412       $3,284    3.9%
Total tractors (at quarter end)
    Company                            7,320      7,530    -2.8%        7,320        7,530   -2.8%
    Owner-operator                       730        820   -11.0%          730          820  -11.0%
                                    --------   --------            ----------   ----------
      Total tractors                   8,050      8,350    -3.6%        8,050        8,350   -3.6%


Total trailers (Truckload and
  Intermodal, at quarter end)         24,700     24,800    -0.4%       24,700       24,800   -0.4%

(1) Amounts in thousands.
(2) Operating expenses expressed as a percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.
(4) Miles without trailer cargo.


     The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $1.9 million and $2.3 million for the three-month periods ended June 30, 2008 and June 30, 2007 and $3.8 million and $5.4 million for the six-month periods ended June 30, 2008 and June 30, 2007, as described on page 11.


                                        Three Months Ended              Six Months Ended
                                              June 30,                       June 30,
                                  ------------------------------  ------------------------------
                                       2008            2007            2008            2007
Truckload Transportation Services --------------  --------------  --------------  --------------
 (amounts in thousands)              $       %       $       %       $       %       $       %
--------------------------------- --------------  --------------  --------------  --------------
Revenues                          $505,214 100.0  $451,069 100.0  $951,383 100.0  $880,876 100.0
Operating expenses                 479,436  94.9   416,437  92.3   916,370  96.3   822,468  93.4
                                  --------        --------        --------        --------
Operating income                  $ 25,778   5.1  $ 34,632   7.7  $ 35,013   3.7  $ 58,408   6.6
                                  ========        ========        ========        ========


     Higher fuel prices and higher fuel surcharge revenues increase our consolidated operating ratio and the Truckload segment's operating ratio when fuel surcharges are reported on a gross basis as revenues versus netting against fuel expenses. Eliminating fuel surcharge revenues, which are generally a more volatile source of revenue, provides a more consistent basis for comparing the results of operations from period to period. The following table calculates the Truckload segment's operating ratio as if fuel surcharges are excluded from revenue and instead reported as a reduction of operating expenses.


                                        Three Months Ended              Six Months Ended
                                             June 30,                        June 30,
                                  ------------------------------  ------------------------------
                                       2008            2007            2008            2007
Truckload Transportation Services --------------  --------------  --------------  --------------
 (amounts in thousands)              $       %       $       %        $      %       $       %
--------------------------------- --------------  --------------  --------------  --------------
Revenues                          $505,214        $451,069        $951,383        $880,876
Less: trucking fuel surcharge
  revenues                         134,929          73,403         230,698         133,786
                                  --------        --------        --------        --------
Revenues, net of fuel surcharges   370,285 100.0   377,666 100.0   720,685 100.0   747,090 100.0
                                  --------        --------        --------        --------
Operating expenses                 479,436         416,437         916,370         822,468
Less: trucking fuel surcharge
  revenues                         134,929          73,403         230,698         133,786
                                  --------        --------        --------        --------
Operating expenses, net of
  fuel surcharges                  344,507  93.0   343,034  90.8   685,672  95.1   688,682  92.2
                                  --------        --------        --------        --------
Operating income                  $ 25,778   7.0  $ 34,632   9.2  $ 35,013   4.9  $ 58,408   7.8
                                  ========        ========        ========        ========


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


                                        Three Months Ended              Six Months Ended
                                            June 30,                         June 30,
                                  ------------------------------  ------------------------------
                                       2008            2007            2008            2007
Value Added Services              --------------  --------------  --------------  --------------
 (amounts in thousands)              $       %       $       %       $       %       $       %
-----------------------           --------------  --------------  --------------  --------------
Revenues                          $67,629  100.0  $75,849  100.0  $129,815 100.0  $145,726 100.0
Rent and purchased
  transportation expense           57,841   85.5   67,308   88.7   110,520  85.1   129,237  88.7
                                  --------        --------        --------        --------
Gross margin                        9,788   14.5    8,541   11.3    19,295  14.9    16,489  11.3
Other operating expenses            6,104    9.1    5,084    6.7    11,944   9.2    10,092   6.9
                                  --------        --------        --------        --------
Operating income                  $ 3,684    5.4  $ 3,457    4.6  $  7,351   5.7  $  6,397   4.4
                                  ========        ========        ========        ========


Three  Months  Ended June 30, 2008 Compared to Three Months Ended  June  30,
----------------------------------------------------------------------------
2007
----

Operating Revenues

     Operating revenues increased 8.8% for the three months ended June 30, 2008, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 1.8% due primarily to a 4.9% decrease in the average number of tractors in service, partially offset by a 3.2% increase in average monthly miles per tractor. In mid-March 2007, we began reducing the Van fleet to better match declining load volumes with fewer trucks. This proactive decision helped us achieve measurable performance improvement by increasing average miles per tractor 3.2% and improving revenue per total mile slightly in second quarter 2008 compared to second quarter 2007. With respect to pricing and rates, revenue per total mile, excluding fuel surcharges, increased by 0.1%. We believe the overall rate market has shifted from a rate decrease market to a rate stable market. If freight demand improves in the third quarter, the potential exists to begin obtaining rate increases in the second half of 2008.

     Freight demand for the nearly 4,800 trucks in our Regional, Expedited and Van fleets (collectively the "Van Network") showed the normal seasonal improvement from first quarter to second quarter 2008. The percentages of loads to trucks (pre-books) in April and May 2008 were lower than in April and May 2007 and improved in June 2008, exceeding June 2007 levels. During July, we experienced the normal seasonal decline in pre-books which tracked at about the same level as July 2007. The Regional and Expedited fleets demonstrated the strongest improvement, with second quarter 2008 demand consistently exceeding second quarter 2007. This trend for the Regional and Expedited fleets continued in July 2008.

     Although the domestic economy remains sluggish, we experienced improving freight demand over the last five weeks of second quarter 2008 due to the tightening of capacity. We believe the primary reason for the freight improvement during June 2008 is due to trucking company failures and shipper concerns about the potential for further trucking company failures, which results in more shipments being offered to high-service, financially-strong companies such as Werner. The rapid increase in diesel fuel prices during second quarter 2008 likely caused an acceleration of trucking company failures. As carrier failures have been occurring, shippers' understanding of the overall impact of higher fuel prices has improved. In addition, many trucking companies, including Werner, reduced the size of their fleets over the past year to adapt to the challenging market conditions.

     Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues increased 83.8% to $134.9 million in second quarter 2008 from $73.4 million in second quarter 2007 due to an average increase in diesel fuel costs of $1.51 per gallon in second quarter 2008 compared to second quarter 2007. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to (i) recoup high fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower costs when fuel prices decline. These programs enable us to recover a majority, but not all, of the fuel price increases. The remainder is generally not recoverable because of empty miles not billable to customers, out-of-route miles, truck idle time and the volatility of fuel prices when prices increase rapidly in short time periods. In the past, we negotiated higher rates with customers to recover the fuel expense shortfall in base rates per mile. However, given the softer freight market experienced during the past two years, we have not been able to recover the fuel expense shortfall in base rates. As a result, increases in fuel costs may continue to negatively impact our earnings per share until freight market conditions may allow us to recover this shortfall from customers.

     The U.S. Department of Energy national diesel fuel price index exceeded $4.70 per gallon during June 2008 and averaged $4.37 per gallon in second quarter 2008, compared to $2.81 per gallon in second quarter 2007. For longer haul shipments (over approximately 1,000 miles per trip), we observed a modal shift for some shipments from truckload to rail intermodal. We believe that because of the effect of higher priced diesel fuel on truckload freight rates, some price-sensitive shippers have been reallocating a greater portion of their long-haul freight from truckload to rail intermodal in recent months. This modal shift is supported by our Intermodal unit within VAS. As a result, our customer is ultimately able to stay with us while exploring the lowest cost delivery option on a shipment-by-shipment basis. We also believe this partial modal shift has contributed to the more significant decline in freight demand in the longer haul truckload market, but customers have seldom transitioned from us altogether. We have proactively adapted to this modal shift by reducing the number of trucks in our Van fleet by 30% from 3,000 trucks in March 2007 to approximately 2,100 trucks at June 30, 2008.

     The ongoing diversification of our service offerings away from the Van fleet to Dedicated, Regional, Expedited and North America international in the Truckload segment and logistics through the VAS segment helped lessen the impact of a weaker freight market in second quarter 2008. Customer response to these growing service offerings continues to be very positive. We intend to continue diversifying and expanding these service offerings.

     To provide shippers with additional sources of managed capacity and network analysis, as well as a more global footprint, we continue to grow our non-asset based VAS division. In second quarter 2008, VAS received a record number of freight management business awards in comparison to its historical award levels. This new business is expected to generate additional revenues across all of our business units and fleets (including Brokerage, Intermodal, Dedicated and the Van Network) as the new business is implemented in the second half of 2008. Our diverse portfolio of logistics services, backed by our asset-based fleets, has become an attractive option to customers as they look to ensure they have a competitive and seamless supply chain solution.

     VAS revenues are generated by its four operating units: Brokerage, Freight Management, Intermodal and International. VAS revenues declined 11% to $67.6 million in second quarter 2008 from $75.8 million in second quarter 2007 due to a structural change to a certain customer's continuing arrangement, offset partially by an increase in Brokerage, Intermodal and International revenues. We negotiated a structural change to a large VAS customer's continuing arrangement related to the use of third party carriers, effective in third quarter 2007. Consequently, we began reporting VAS revenues for this customer on a net basis (revenues net of purchased transportation expense) rather than on a gross basis. This change affected the reporting of VAS revenues and resulted in a reduction of VAS revenues and VAS purchased transportation expense for this customer in third quarter 2007 and subsequent periods. This reporting change resulted in a reduction of VAS revenues and VAS rent and purchased transportation expense of $19.5 million from second quarter 2007 to second quarter 2008. This change had no impact on the dollar amount of VAS gross margin or operating income. Excluding the affected revenues for this customer, VAS revenues grew 20% during second quarter 2008 compared to the same period in 2007, the gross margin percentage declined to 14.5% in second quarter 2008 compared to 15.2% in second quarter 2007, and the operating income percentage declined to 5.4% in second quarter 2008 compared to 6.1% in second quarter 2007.

     Brokerage continued to produce strong results with a 17% revenue growth and a slight decline in its gross margin percentage. The tightening of truckload capacity due to increased carrier failures is making it more challenging for Brokerage to obtain qualified third party carriers at a comparable cost to prior quarters. Intermodal revenues grew 21%, and its operating margin percentage also improved. International continues to generate solid growth and better results.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.7% for the three months ended June 30, 2008, compared to 92.8% for the three months ended June 30, 2007. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 16 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.


                                Three Months Ended   Increase   Six Months Ended   Increase
                                     June 30,       (Decrease)       June 30,     (Decrease)
                                ------------------              ----------------
                                   2008    2007      per Mile     2008    2007     per Mile
                                ------------------------------------------------------------
Salaries, wages and benefits      $0.568  $0.566     $0.002      $0.571  $0.570     $0.001
Fuel                               0.614   0.388      0.226       0.565   0.368      0.197
Supplies and maintenance           0.155   0.147      0.008       0.158   0.148      0.010
Taxes and licenses                 0.110   0.114     (0.004)      0.114   0.116     (0.002)
Insurance and claims               0.094   0.093      0.001       0.098   0.094      0.004
Depreciation                       0.160   0.157      0.003       0.164   0.159      0.005
Rent and purchased transportation  0.188   0.162      0.026       0.181   0.156      0.025
Communications and utilities       0.019   0.020     (0.001)      0.020   0.020      0.000
Other                             (0.003) (0.023)     0.020      (0.006) (0.019)     0.013
                                ------------------------------------------------------------
Total                             $1.905  $1.624     $0.281       1.865  $1.612     $0.253
                                ============================================================


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 12.1% for second quarter 2008 compared to 12.4% for second quarter 2007. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). This slight decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 0.4 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.1 cents;
(ii) fuel, 0.2 cents; and (iii) depreciation, 0.1 cents.

     Salaries, wages and benefits for non-drivers decreased in second quarter 2008 compared to second quarter 2007. Lower non-driver pay on a total mile basis for office and equipment maintenance personnel in the Truckload segment (due to efficiency and cost control improvements) was offset partially by higher non-driver salaries in the growing non-trucking VAS segment. There was a slight increase in salaries, wages and benefits in the Truckload segment, which is primarily attributed to an increase in student driver pay as the average number of student trainer teams was higher in second quarter 2008 compared to second quarter 2007 and higher workers' compensation expense. These cost increases for the Truckload segment were partially offset by the decrease in non-driver pay discussed above.

     We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2008. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim and have no annual aggregate retention amount for claims above $1.0 million. Our workers' compensation insurance premiums for the policy year beginning April 2008 are slightly lower than the previous policy year.

     The driver recruiting and retention market remained less difficult than a year ago. The weakness in the construction and automotive industries and other factors continue to positively affect our driver availability and selectivity. In addition, our strong mileage utilization and financial strength are attractive to drivers when compared to other carriers. During the past few months, several large competitors reduced the maximum speed for their company trucks to as low as 60 miles per hour ("mph") in order to improve fuel miles per gallon ("mpg"). For such competitors, we believe this mph reduction essentially resulted in a pay-cut for their drivers, who subsequently must work more hours to earn the same amount of pay received prior to the mph reduction. In addition, customer transit times in shipping lanes are negatively impacted when the maximum mph is lowered. We continue to carefully analyze all aspects of this issue and have no current plans to change the maximum speed for our company trucks from 65 mph. We anticipate that competition for qualified drivers will remain high and cannot predict whether we will experience future shortages. If such a shortage were to occur and driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 22.6 cents per total mile for the Truckload segment due primarily to higher average diesel fuel prices. Compared to the same month in the prior year, diesel fuel costs were $1.22 per gallon higher in April 2008, $1.63 per gallon higher in May 2008 and $1.70 per gallon higher in
June  2008.   Fuel  prices averaged $1.62 per gallon  higher  in  July  2008 compared to July 2007. During second quarter 2008, we improved the controllable aspects of fuel expense by implementing numerous initiatives to improve fuel efficiency. These initiatives include (i) reducing truck idle time, (ii) lowering non-billable miles, (iii) continuing to increase the percentage of aerodynamic, more fuel-efficient trucks in the company truck fleet and (iv) installing auxiliary power units ("APUs") in company trucks. Truck idle time percentages can be affected by seasonal weather patterns (such as warm summer months and cold winter months) that prompt drivers to idle the engine to provide air conditioning or heating for comfort during non-driving periods. Thus, idle time percentages for trucks without APUs may be higher (and fuel mpg may be lower as a result) during the summer and winter months as compared to temperate spring and fall months. APUs provide an alternate source to power heating and air conditioning systems when the main engine is not operating, and APUs consume significantly less diesel fuel than idling the main engine. As of June 30, 2008, we had installed APUs in approximately 30% of the company-owned truck fleet, and we intend to continue increasing the percentage of trucks with APUs in upcoming months. The average mpg of company trucks improved in second quarter 2008 compared to second quarter 2007. Due strictly to these mpg improvements, we purchased nearly two million fewer gallons of fuel in second quarter 2008 than in second quarter 2007.

     Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

     Supplies and maintenance for the Truckload segment increased 0.8 cents on a total mile basis in second quarter 2008 compared to second quarter 2007. Over-the-road repair costs increased due to rising parts and labor costs assessed by over-the-road vendors (partially due to higher commodity costs which increases the costs of parts and tires) and the performance of more over-the-road repairs resulting from a decrease in our equipment maintenance personnel. The increased average age of the truck fleet also contributed to higher truck maintenance repairs.

     Taxes and licenses for the Truckload segment decreased in second quarter 2008 by 0.4 cents on a total mile basis from second quarter 2007 due a decrease in fuel taxes per mile resulting from the improvement in the company truck mpg.

     Insurance and claims for the Truckload segment increased by 0.1 cents on a total mile basis in second quarter 2008 from second quarter 2007. This increase was the result of net unfavorable claims experience on large claims offset by a reduction in the average number of liability claims and fewer larger dollar claims. We renewed our liability insurance policies on August 1, 2008 and retained the annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. For claims in excess of $5.0 million and less than $10.0 million, we are responsible for an aggregate of $4.0 million of claims in the policy year, which decreased from an aggregate of $5.0 million in the policy year that began August 1, 2007. We maintain liability insurance coverage with reputable insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2008 are slightly lower than the previous policy year.

     Depreciation expense for the Truckload segment increased 0.3 cents per total mile in second quarter 2008 compared to second quarter 2007. This increase was due primarily to the resulting higher ratio of trailers to tractors after we reduced the number of tractors in our Van fleet beginning in March 2007 and due to depreciation of the APUs installed on company trucks. The APU depreciation expense is offset by lower fuel costs as tractors with APUs generally consume less fuel during periods of idle.

     Depreciation expense was historically affected by the engine emissions standards imposed by the U.S. Environmental Protection Agency ("EPA") that became effective in October 2002 and applied to all new trucks purchased after that time, resulting in increased truck purchase costs. Depreciation expense will be affected because in January 2007, a second set of more strict EPA engine emissions standards became effective for all newly manufactured truck engines. Compared to trucks with engines produced before 2007, the trucks with new engines manufactured under the 2007 standards have higher purchase prices, and we expect they could be less fuel-efficient and could have increased maintenance costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet, but it is too early to assess the full extent of differences in operating costs. The engines in our fleet of company-owned trucks as of June 30, 2008 consist of 83% Caterpillar (nearly all are pre-2007 standard engines), 11% Detroit Diesel and 6% Mercedes Benz. In June 2008, Caterpillar announced that it will not produce on-highway engines for use in the United States that will comply with new EPA engine emissions standards that become effective in January 2010 but will continue to sell on-highway engines internationally. Caterpillar also announced it is pursuing a strategic alliance with Navistar. We are unable to determine if this decision will affect the value of our company-owned trucks with Caterpillar engines in the used equipment market. Approximately 1 million trucks in the U.S. domestic market have Caterpillar heavy-duty engines, and Caterpillar has stated it will fully support these engines going forward.

     Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to owner-operators in the Truckload segment. As shown on page 16, the VAS segment's rent and purchased transportation expense decreased in response to a structural change to a large VAS customer's continuing arrangement offset partially by an increase in Brokerage and International. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 85.5% in second quarter 2008 compared to 88.7% in second quarter 2007.

     Rent  and  purchased transportation expense for the  Truckload  segment increased 2.6 cents per total mile (a total of $5.5 million) in second quarter 2008 primarily because of increased fuel prices that necessitated higher reimbursements to owner-operators for fuel. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and owner-operator trucks. Challenging operating conditions, including inflationary cost increases that are the responsibility of owner-operators and higher fuel prices, have made it difficult for owner-operators to stay in business. These challenging operating conditions have made owner-operator recruitment and retention difficult for us. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any owner-operator decreases. If a shortage of owner-operators and company drivers occurs, increases in per mile settlement rates (for owner-operators) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we did not obtain corresponding freight rate increases.

     Other operating expenses for the Truckload segment increased 2.0 cents per total mile in second quarter 2008. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses, including costs to prepare the equipment for sale. Gains on sales of assets decreased to $2.2 million in second quarter 2008 from $7.6 million in second quarter 2007. As noted in our first quarter 2008 Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission ("SEC") on May 5, 2008, we anticipated lower gains on sales of equipment in second quarter 2008 than in first quarter 2008 if the soft freight market and high fuel price conditions did not improve. From early May 2008 to June 2008, fuel prices increased approximately 50 cents per gallon and trucking company failures accelerated. As a result, buyer demand declined, and the supply of used trucks increased. Based on current freight and fuel conditions, we anticipate that gains on sales of equipment for third quarter 2008 will be lower than the gains realized in second quarter 2008. Our wholly-owned subsidiary, Fleet Truck Sales, is one of the largest Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers.

Other Expense (Income)

     We recorded minimal interest expense in second quarter 2008 versus $1.1 million of interest expense in second quarter 2007. We had no debt outstanding at June 30, 2008 compared to $50.0 million debt outstanding at June 30, 2007.

Income Taxes

     Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased slightly to 43.1% for second quarter 2008 from 41.8% for second quarter 2007. The higher income tax rate was due primarily to lower income before income taxes for second quarter 2008, which caused non-deductible expenses such as driver per diem to be a larger percentage of our income before income taxes.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
-------------------------------------------------------------------------

Operating Revenues

     Operating revenues increased by 5.4% for the six months ended June 30, 2008, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 3.3% due primarily to a 6.9% decrease in average number of tractors in service offset by a 3.5% increase in average monthly miles per tractor and a 0.4% increase in average revenues per total mile. Fuel surcharge revenues increased 72.4% to $230.7 million in the 2008 year to date period from $133.8 million in the 2007 year to date period because of higher diesel fuel prices. VAS revenues decreased 10.9% due to a structural change to a customer's continuing arrangement related to third party carriers. This change reduced VAS revenues and VAS rent and purchased transportation for the six months ended June 30, 2008 by $37.9 million, compared to the same period of 2007. Excluding the affected revenues for this customer, VAS revenues grew 20% during the six months ended June 30, 2008 compared to the same period in 2007. This reduction was offset partially by continued growth in Brokerage.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 95.9% for the six months ended June 30, 2008, compared to 93.7% for the same period of the previous year. Expense items that impacted the overall operating ratio are described below. The tables on page 16 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     Owner-operator miles as a percentage of total miles were 12.2% for the six months ended June 30, 2008 compared to 12.1% for the six months ended June 30, 2007. This resulted in essentially no shifting of costs between rent and purchased transportation and other expense categories.

     Salaries, wages and benefits for non-drivers decreased as a result of the reduction in office and equipment maintenance personnel in the Truckload segment (due to cost control initiatives) offset partially by an increase in VAS personnel to support the VAS segment growth. Salaries, wages and benefits for the Truckload segment increased slightly because an increase in student driver pay resulting from a higher average number of student trainer teams was offset by lower non-driver pay related to office and equipment maintenance personnel. Fuel increased 19.7 cents per total mile due to the higher fuel expense per gallon offset partially by improvements in the company truck fleet mpg. Supplies and maintenance increased 1.0 cent per total mile due to increases in over-the-road tractor repairs and related parts and labor costs. Taxes and licenses were 0.2 cents per mile lower during the first six months of 2008 than the same period of 2007 due to the effect of improved company truck mpg on fuel taxes. Insurance increased 0.4 cents on a total mile basis due primarily to net unfavorable claims experience on large claims offset by a reduction in the average number of liability claims and fewer larger dollar claims. Depreciation increased 0.5 cents per total mile because of a higher trailer-to-tractor ratio and depreciation expense on APUs. Rent and purchased transportation for the Truckload segment increased 2.5 cents per total mile primarily because of an increase in the fuel reimbursement paid to owner-operators. Rent and purchased transportation expense for the VAS segment decreased in response to lower VAS revenues. Other operating expenses decreased 1.3 cents per total mile due to lower gains on sales of assets in 2008.

Other Expense (Income)

     We recorded minimal interest expense during the six months ended June 30, 2008 versus $2.4 million of interest expense during the six months ended June 30, 2007. We had no debt outstanding during the first six months of 2008 compared to $50.0 million debt outstanding at June 30, 2007 after debt repayments (net of borrowings) of $50.0 million during the six-month period ended June 30, 2007.

Income Taxes

     Our effective income tax rate was 42.7% for the six months ended June 30, 2008 and 41.8% for the same period in 2007. The higher income tax rate was due primarily to lower income before income taxes for second quarter 2008, which caused non-deductible expenses such as driver per diem to be a larger percentage of our income before income taxes.

Liquidity and Capital Resources:

     During the six months ended June 30, 2008, we generated cash flow from operations of $120.2 million, a 10.5% decrease ($14.1 million) in cash flow compared to the same six-month period one year ago. The decrease in cash flow from operations resulted primarily from an increase in the accounts receivable balance of $21.5 million from December 31, 2007 to June 30, 2008 (because of higher fuel surcharge billings in accounts receivable as of June 30, 2008) compared to a decrease in the accounts receivable balance of $9.0 million from December 31, 2006 to June 30, 2007. This $30.5 million reduction in cash flow was offset partially by a $15.6 million decrease in accounts payable for revenue equipment from December 2006 to June 2007, compared to no change in accounts payable for revenue equipment from December 2007 to June 2008. We were able to make net capital expenditures, repurchase common stock and pay dividends because of the cash flow from operations and existing cash balances as discussed below.

     Net cash used in investing activities for the six-month period ended June 30, 2008 increased by 139.2% ($36.4 million), from $26.1 million for the six-month period ended June 30, 2007 to $62.5 million for the six-month period ended June 30, 2008. Net property additions (primarily revenue equipment) were $66.0 million for the six-month period ended June 30, 2008, compared to $29.4 million during the same period of 2007.

     As of June 30, 2008, we committed to property and equipment purchases, net of trades, of approximately $23.6 million. We expect our net capital expenditures (primarily revenue equipment) to be in the range of $75.0 million to $125.0 million in fiscal year 2008. We intend to fund these net capital expenditures through cash flow from operations, existing cash balances and financing available under our existing credit facilities, as management deems necessary.

     Net financing activities used $7.5 million during the six months ended June 30, 2008 and $107.2 million during the same period in 2007. The change from 2007 to 2008 included debt repayments (net of borrowings) of $50.0 million during the six-month period ended June 30, 2007, compared to no debt repayments during the six-month period ended June 30, 2008. We paid dividends of $7.0 million in the six months ended June 30, 2008 compared to $6.7 million in the same period of 2007. Financing activities also included common stock repurchases of $4.5 million in the six-month period ended June 30, 2008 and $58.1 million in the same period of 2007. From time to time, we have repurchased, and may continue to repurchase, shares of our common stock. The timing and amount of such purchases depends on market and other factors. As of June 30, 2008, we had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

     Management believes our financial position at June 30, 2008 is strong. As of June 30, 2008, we had $77.5 million of cash and cash equivalents and $854.7 million of stockholders' equity. Cash is invested in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of June 30, 2008, we had $225.0 million of available credit pursuant to credit facilities, of which we had no outstanding borrowings. The credit available under these facilities is further reduced by the $39.5 million in letters of credit we maintain. These letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

     The   following  tables  set  forth  our  contractual  obligations  and commercial commitments as of June 30, 2008.


                                            Payments Due by Period
                                               (in millions)
                                           Less
                                          than 1     1-3        4-5       Over 5
                                 Total     year     years      years      years   Other
----------------------------------------------------------------------------------------
Contractual Obligations
Unrecognized tax benefits      $  12.8   $   6.9   $     -   $     -     $   -   $  5.9
Equipment purchase
  commitments                     23.6      23.6         -         -         -        -
                               -------   -------   -------   -------     -----   ------
Total contractual cash
  obligations                  $  36.4   $  30.5   $     -   $     -     $   -   $  5.9
                               =======   =======   =======   =======     =====   ======

Other Commercial
Commitments
Unused lines of credit         $ 185.5   $  50.0   $ 135.5   $     -     $   -   $    -
Standby letters of credit         39.5      39.5         -         -         -        -
                               -------   -------   -------   -------     -----   ------
Total commercial
  commitments                  $ 225.0   $  89.5   $ 135.5   $     -     $   -   $    -
                               =======   =======   =======   =======     =====   ======

 Total obligations             $ 261.4   $ 120.0   $ 135.5   $     -     $   -   $  5.9
                               =======   =======   =======   =======     =====   ======


     The equipment purchase commitments relate to committed equipment expenditures (primarily revenue equipment). We have committed credit facilities with two banks totaling $225.0 million, of which we had no outstanding borrowings at June 30, 2008. These credit facilities bear variable interest based on the LIBOR. The credit available under these facilities is further reduced by the amount of standby letters of credit under which we are obligated. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Given our strong financial position, we expect that we could obtain additional financing, if necessary, at favorable terms. The standby letters of credit are primarily required for insurance policies. On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"), and have recorded $12.8 million of unrecognized tax benefits. We expect $6.9 million to be settled within the next 12 months; however, we are unable to reasonably determine when the remaining amounts will be settled.

Off-Balance Sheet Arrangements:

     As of June 30, 2008, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

     Effective October 1, 2005, all truckload carriers became subject to revised hours of service ("HOS") regulations issued by the Federal Motor Carrier Safety Administration ("FMCSA") ("2005 HOS Regulations"). The most significant change for us from the previous regulations is that now, pursuant to the 2005 HOS Regulations, drivers using the sleeper berth must take at least eight consecutive hours off-duty in the sleeper berth during their ten hours off-duty. Previously, drivers using a sleeper berth were allowed to split their ten-hour off-duty time into two periods, provided neither period was less than two hours. The more restrictive sleeper berth regulations are requiring some drivers to plan their time better. The 2005 HOS Regulations also had a negative impact on our mileage efficiency, resulting in lower mileage productivity for those customers with multiple-stop shipments or those shipments with pick-up or delivery delays.

     Effective December 27, 2007, the FMCSA issued an interim final rule that amended the 2005 HOS Regulations to (i) allow drivers up to 11 hours of driving time within a 14-hour, non-extendable window from the start of the workday (this driving time must follow ten consecutive hours of off-duty time) and (ii) restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off-duty. This interim rule made essentially no changes to the 11-hour driving limit and 34-hour restart rules. In 2006 and 2007, the U.S. Court of Appeals for the District of Columbia also considered the 2005 HOS Regulations and heard arguments on the various petitions for review, one of which was submitted by Public Citizen (a consumer safety organization). The FMCSA solicited comments on the interim final rule until February 15, 2008 and intends to issue a final rule in 2008 that addresses the issues identified by the Court. As of June 30, 2008, the FMCSA has not published a final rule. On January 23, 2008, the Court denied Public Citizen's motion to invalidate the interim final rule.

     On January 18, 2007, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register on the trucking industry's use of Electronic On-Board Recorders ("EOBRs") for compliance with HOS rules. The intent of this proposed rule is to (i) improve highway safety by fostering development of new EOBR technology for HOS compliance; (ii) encourage EOBR use by motor carriers through incentives; and (iii) require EOBR use by operators with serious and continuing HOS compliance problems. Comments on the NPRM were to be received by April 18, 2007. While we do not believe the rule, as proposed, would have a significant effect on our operations and profitability, we will continue to monitor future developments. As of June 30, 2008, the FMCSA has not published a final rule.

     In 1998, we became the first, and only, trucking company in the United States to receive a U.S. Department of Transportation exemption to use a global positioning system-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. On September 21, 2004, the FMCSA approved the exemption for our paperless log system and moved this exemption from the FMCSA-approved pilot program to permanent status. The exemption is to be renewed every two years. On September 7, 2006, the FMCSA announced in the Federal Register its decision to renew for two additional years our exemption from the FMCSA's requirement that drivers of commercial motor vehicles operating in interstate commerce prepare handwritten records of duty status (logs). In July 2008, we applied for the two-year renewal of our paperless log program.

     On December 26, 2007, the FMCSA published an NPRM in the Federal Register regarding minimum requirements for entry-level driver training. Under the proposed rule, a commercial driver's license ("CDL") applicant would be required to present a valid driver training certificate obtained from an accredited institution or program. Entry-level drivers applying for a Class A CDL would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. The current regulations do not require a minimum number of training hours and require only classroom education. Drivers who obtain their first CDL during the three-year period after the FMCSA issues a final rule would be exempt. The FMCSA extended the NPRM comment period until July 2008. On April 9, 2008, the FMCSA published another NPRM that (i) establishes new minimum standards to be met before states issue commercial learner's permits ("CLPs"); (ii) revises the CDL knowledge and skills testing standards; and
(iii) improves anti-fraud measures within the CDL program. If one or both of these proposed rules is approved as written, the final rules could materially impact the number of potential new drivers entering the industry.

     The EPA mandated a new set of more stringent engine emissions standards for all newly manufactured truck engines. These standards became effective in January 2007. Compared to trucks with engines manufactured before 2007 and not subject to the new standards, the trucks manufactured with the new engines have higher purchase prices (approximately $5,000 to $10,000 more per truck). To delay the cost impact of these new emissions standards, in 2005 and 2006 we purchased significantly more new trucks than we normally buy each year, and we maintained a newer truck fleet relative to historical company and industry standards. Our newer truck fleet allowed us to delay purchases of trucks with the new 2007-standard engines until first quarter 2008. In January 2010, a final set of more rigorous EPA-mandated emissions standards will become effective for all new engines manufactured after that date. We are currently evaluating the options available to us to prepare for the upcoming 2010 standards.

     Several U.S. states, counties and cities have enacted legislation or ordinances restricting idling of trucks to short periods of time. This action is significant when it impacts the driver's ability to idle the truck for purposes of operating air conditioning and heating systems particularly while in the sleeper berth. Many of the statutes or ordinances recognize the need of the drivers to have a comfortable environment in which to sleep and include exceptions for those circumstances. California had such an exemption; however, since January 1, 2008, the California sleeper berth exemption no longer exists. We have taken steps to address this issue in California, including the installation and use of APUs. California has also enacted restrictions on transport refrigeration unit ("TRU") emissions, which are scheduled to be phased in over several years beginning at the end of 2008. Although legal challenges may be mounted against California's regulations, if the TRU emissions law becomes effective as scheduled, it will require companies to operate only compliant TRUs in California. There are several alternatives for meeting these requirements that we are currently evaluating.

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

     Our most significant resource requirements are company drivers, owner-operators, tractors, trailers and related equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). To mitigate our risk to fuel price increases, we recover additional fuel surcharges from our customers that recoup a majority, but not all, of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and owner-operator availability and the new and used revenue equipment market. Because we are self-insured for a significant portion of bodily injury, property damage and cargo claims and for workers' compensation benefits for our employees (supplemented by premium-based insurance coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

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

     Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our results of operations from period to period.

Accounting Standards:

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at a fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities had no effect on our financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("No. 141R"). This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and
(iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As of June 30, 2008, management believes that SFAS No. 141R will not have a material effect on our financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("No. 160"). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of June 30, 2008, management believes that SFAS No. 160 will not have a material effect on our financial position, results of operations and cash flows.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("No. 161"). This statement amends FASB Statement No. 133 to require enhanced disclosures about an entity's derivative and hedging activities. The provisions of SFAS No. 161 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. As of June 30, 2008, management believes that SFAS No. 161 will not have a material effect on our financial position, results of operations and cash flows.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("No. 162"). This statement identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States ("GAAP hierarchy"). Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP. Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result. The provisions of SFAS No. 162 became effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. As of June 30, 2008, management believes that SFAS No. 162 will not have any effect on our current accounting practices or on our financial position, results of operations and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a significant portion of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which higher fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     We conduct business in Mexico, Canada and Asia. Foreign currency transaction gains and losses were not material to our results of operations for second quarter 2008 and prior periods. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Accordingly, we are not currently subject to material risks involving any foreign currency exchange rate and the effects that such exchange rate movements would have on our future costs or future cash flows.

Interest Rate Risk

     We had no debt outstanding at June 30, 2008. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of June 30, 2008, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

Item 4.  Controls and Procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities
Exchange Act of 1934 ("Exchange Act"). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the SEC within the required time period.

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

                                   PART II

                              OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the "Company") is authorized to repurchase. Under this new authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of June 30, 2008, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     No shares of common stock were repurchased during the second quarter of 2008 by either the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of Werner Enterprises, Inc. was held on May 13, 2008 for the purpose of electing three directors to each serve for a three-year term and ratifying the appointment of our independent public accountants. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to management's director nominees, and all such nominees were elected. Of the 70,385,013 shares entitled to vote, stockholders representing 65,659,550 shares (93.3%) were present in person or by proxy.

     The stockholders elected three Class II directors to each serve for a three-year term expiring at the 2011 Annual Meeting of Stockholders and until their respective successors are elected and qualified. The voting tabulation for the elected directors was as follows:


                                                          Broker
                              For         Withheld       Non-Votes
                           ----------   ------------    -----------

Gary L. Werner             58,969,551    6,689,999           -
Gregory L. Werner          63,310,095    2,349,455           -
Michael L. Steinbach       63,017,767    2,641,783           -


     Clarence L. Werner, Gerald H. Timmerman, Kenneth M. Bird, Patrick J. Jung and Duane K. Sather continued serving their terms of office as directors after the meeting.

     The   stockholders  ratified  the  appointment  of  KPMG  LLP  as   the
independent registered public accounting firm for the year ending December 31, 2008. The voting tabulation was as follows:

                                                                    Broker
                               For         Against     Abstain     Non-Votes
                           ------------   ---------   ---------   -----------

Appointment of KPMG LLP     65,397,792     249,416     12,342          -


Item 6.  Exhibits.


Exhibit No.    Exhibit                                            Incorporated by Reference to:
------------   -------                                            -----------------------------
   3(i)        Restated Articles of Incorporation of Werner       Exhibit 3(i) to the registrant's report
               of Werner Enterprises, Inc.                        on Form 10-Q for the quarter ended
                                                                  June 30, 2007

   3(ii)       Revised and Restated By-Laws of Werner             Exhibit 3(ii) to the registrant's report
               Enterprises, Inc.                                  on Form 10-Q for the quarter ended
                                                                  June 30, 2007

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



Date:    August 4, 2008            By:   /s/ John J. Steele
     -------------------                 ---------------------------------------
                                         John J. Steele
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer



Date:    August 4, 2008            By:   /s/ James L. Johnson
     -------------------                 ---------------------------------------
                                         James L. Johnson
                                         Senior Vice President, Controller and
                                         Corporate Secretary