Form 10-Q
period 2008-09-30
WERNER ENTERPRISES INC
filed 2008-11-03
CIK 793074

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[Mark one]
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
                                     OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

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

     As of October 30, 2008, 71,025,892 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                         WERNER ENTERPRISES, INC.
                                  INDEX
                                  -----                                PAGE
PART I - FINANCIAL INFORMATION                                         ----

Item 1.  Financial Statements:

         Consolidated  Statements of Income for the Three Months  Ended
         September 30, 2008 and 2007                                     4

         Consolidated  Statements of Income for the Nine  Months  Ended
         September 30, 2008 and 2007                                     5

         Consolidated Condensed Balance Sheets as of September 30, 2008
         and December 31, 2007                                           6

         Consolidated  Statements of Cash Flows  for  the  Nine  Months
         Ended September 30, 2008 and 2007                               7

         Notes  to Consolidated Financial Statements (Unaudited) as  of
         September 30, 2008                                              8

Item 2.  Management's  Discussion and Analysis of  Financial  Condition
         and Results of Operations                                      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     31

Item 4.  Controls and Procedures                                        32

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    33

Item 6.  Exhibits                                                       34

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

     Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

     These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)               September 30,
---------------------------------------------------------------------------
                                                     2008          2007
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $ 584,057    $ 510,260
                                                 --------------------------

Operating expenses:
   Salaries, wages and benefits                     150,616      150,789
   Fuel                                             145,280      101,859
   Supplies and maintenance                          41,566       40,698
   Taxes and licenses                                26,733       28,796
   Insurance and claims                              28,727       22,001
   Depreciation                                      41,653       41,087
   Rent and purchased transportation                107,948       87,537
   Communications and utilities                       4,769        4,978
   Other                                             (1,257)      (4,549)
                                                 --------------------------
    Total operating expenses                        546,035      473,196
                                                 --------------------------

Operating income                                     38,022       37,064
                                                 --------------------------

Other expense (income):
   Interest expense                                       3          527
   Interest income                                   (1,012)      (1,015)
   Other                                                 27           54
                                                 --------------------------
    Total other expense (income)                       (982)        (434)
                                                 --------------------------
Income before income taxes                           39,004       37,498

Income taxes                                         16,558       15,648
                                                 --------------------------

Net income                                        $  22,446    $  21,850
                                                 ==========================

Earnings per share:

     Basic                                        $     .32    $     .30
                                                 ==========================
     Diluted                                      $     .31    $     .30
                                                 ==========================

Dividends declared per share                      $    .050    $    .050
                                                 ==========================
Weighted average common shares outstanding:

     Basic                                           70,864       72,305
                                                 ==========================
     Diluted                                         71,825       73,501
                                                 ==========================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                     Nine Months Ended
(In thousands, except per share amounts)               September 30,
---------------------------------------------------------------------------
                                                     2008          2007
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                               $ 1,675,025   $ 1,545,459
                                                ---------------------------

Operating expenses:
   Salaries, wages and benefits                      442,391       451,645
   Fuel                                              424,079       290,862
   Supplies and maintenance                          123,336       120,366
   Taxes and licenses                                 82,884        88,276
   Insurance and claims                               77,366        70,128
   Depreciation                                      125,132       125,273
   Rent and purchased transportation                 307,631       296,655
   Communications and utilities                       14,828        15,252
   Other                                              (4,930)      (15,714)
                                                ---------------------------
    Total operating expenses                       1,592,717     1,442,743
                                                ---------------------------

Operating income                                      82,308       102,716
                                                ---------------------------

Other expense (income):
   Interest expense                                        9         2,920
   Interest income                                    (3,049)       (2,989)
   Other                                                  79           172
                                                ---------------------------
    Total other expense (income)                      (2,961)          103
                                                ---------------------------

Income before income taxes                            85,269       102,613

Income taxes                                          36,336        42,841
                                                ---------------------------
Net income                                       $    48,933   $    59,772
                                                ===========================

Earnings per share:

     Basic                                       $       .69   $       .81
                                                ===========================
     Diluted                                     $       .68   $       .80
                                                ===========================

Dividends declared per share                     $      .150   $      .145
                                                ===========================

Weighted average common shares outstanding:

     Basic                                            70,574        73,482
                                                ===========================
     Diluted                                          71,575        74,810
                                                ===========================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)            September 30,       December 31,
---------------------------------------------------------------------------------
                                                    2008                2007
---------------------------------------------------------------------------------
                                                (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                     $   136,315         $    25,090
   Accounts receivable, trade, less allowance of
     $9,921 and $9,765, respectively                 231,931             213,496
   Other receivables                                  15,512              14,587
   Inventories and supplies                           10,048              10,747
   Prepaid taxes, licenses and permits                 7,266              17,045
   Current deferred income taxes                      31,433              26,702
   Other current assets                               23,571              21,500
                                                ---------------------------------
     Total current assets                            456,076             329,167
                                                ---------------------------------

Property and equipment                             1,608,906           1,605,445
Less - accumulated depreciation                      675,132             633,504
                                                ---------------------------------
     Property and equipment, net                     933,774             971,941
                                                ---------------------------------
Other non-current assets                              17,457              20,300
                                                ---------------------------------
                                                 $ 1,407,307         $ 1,321,408
                                                =================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $    58,004         $    49,652
   Insurance and claims accruals                      86,360              76,189
   Accrued payroll                                    28,336              21,753
   Other current liabilities                          27,454              19,395
                                                ---------------------------------
     Total current liabilities                       200,154             166,989
                                                ---------------------------------

Other long-term liabilities                            7,447              14,165

Insurance and claims accruals, net of current
  portion                                            118,500             110,500

Deferred income taxes                                200,398             196,966

Stockholders' equity:
   Common stock, $.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 71,025,892 and 70,373,189 shares
     outstanding, respectively                           805                 805
   Paid-in capital                                    96,757             101,024
   Retained earnings                                 961,752             923,411
   Accumulated other comprehensive income (loss)         249                (169)
   Treasury stock, at cost; 9,507,644 and
     10,160,347 shares, respectively                (178,755)           (192,283)
                                                ---------------------------------
     Total stockholders' equity                      880,808             832,788
                                                ---------------------------------
                                                 $ 1,407,307         $ 1,321,408
                                                =================================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
(In thousands)                                         September 30,
---------------------------------------------------------------------------
                                                     2008          2007
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                      $  48,933     $  59,772
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    125,132       125,273
     Deferred income taxes                              (909)       (8,930)
     Gain on disposal of property and equipment       (8,768)      (19,300)
     Stock-based compensation                          1,113         1,192
     Other long-term assets                              640         1,580
     Insurance claims accruals, net of current
       portion                                         8,000         5,000
     Other long-term liabilities                         (63)          848
     Changes in certain working capital items:
       Accounts receivable, net                      (18,435)       14,700
       Other current assets                            7,482        12,743
       Accounts payable                                8,352       (11,567)
       Other current liabilities                      17,735         5,875
                                                   ------------------------
    Net cash provided by operating activities        189,212       187,186
                                                   ------------------------
Cash flows from investing activities:
   Additions to property and equipment              (145,656)     (111,899)
   Retirements of property and equipment              65,265        84,621
   Decrease in notes receivable                        4,397         4,418
                                                   ------------------------
    Net cash used in investing activities            (75,994)      (22,860)
                                                   ------------------------
Cash flows from financing activities:
   Repayment of short-term debt                            -       (30,000)
   Proceeds from issuance of long-term debt                -        10,000
   Repayments of long-term debt                            -       (70,000)
   Dividends on common stock                         (10,559)      (10,363)
   Repurchases of common stock                        (4,486)      (87,052)
   Stock options exercised                             8,245         8,178
   Excess tax benefits from exercise of stock
     options                                           4,389         4,280
                                                   ------------------------
    Net cash used in financing activities             (2,411)     (174,957)
                                                   ------------------------

Effect of foreign exchange rate fluctuations on
  cash                                                   418          (132)
Net increase in cash and cash equivalents            111,225       (10,763)
Cash and cash equivalents, beginning of period        25,090        31,613
                                                   ------------------------
Cash and cash equivalents, end of period           $ 136,315     $  20,850
                                                   ========================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                        $       9     $   3,606
   Income taxes                                    $  30,034     $  47,574
Supplemental schedule of non-cash investing
  activities:
   Notes receivable issued upon sale of revenue
     equipment                                     $   2,194     $   4,846


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
(1)  Comprehensive Income

     Other than our net income, our only other source of comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income (loss) from foreign currency translation adjustments was a loss of $1,769,000 for the three-month period ended September 30, 2008 and a loss of $445,000 for the same period ended September 30, 2007. Such comprehensive income (loss) was income of $418,000 for the nine-month period ended
September 30, 2008 and a loss of $132,000 for the same period ended September 30, 2007.

(2)  Long-Term Debt

     As of September 30, 2008, we have two committed credit facilities with banks totaling $225.0 million that mature in May 2009 ($50.0 million) and May 2011 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). As of September 30, 2008, we had no borrowings outstanding under these credit facilities with banks. The $225.0 million of credit available under these facilities is further reduced by $39.5 million in letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable (as defined in each credit facility). At September 30, 2008, we were in compliance with these covenants.

(3)  Income Taxes

     During first quarter 2006, in connection with an audit of our federal income tax returns for the years 1999 to 2002, we received a notice from the Internal Revenue Service ("IRS") proposing to disallow a significant tax deduction. This deduction was based on a timing difference between financial reporting and tax reporting and would result in interest charges, which we record as a component of income tax expense in the Consolidated Statements of Income. This timing difference deduction reversed in our 2004 income tax return. We formally protested this matter in April 2006. During fourth quarter 2007, we reached a tentative settlement agreement with an IRS appeals officer. During fourth quarter 2007, we also accrued in income taxes expense in our Consolidated Statements of Income the estimated cumulative interest charges for the anticipated settlement of this matter, net of income taxes, which amounted to $4.0 million, or $0.05 per share. During second quarter 2008, the appeals officer received the concurrence of the Joint Committee of Taxation with regard to the recommended basis of settlement. The IRS finalized the settlement during third quarter 2008, and we paid the federal accrued interest at the beginning of October 2008.

     For the three-month and nine-month periods ended September 30, 2008, there were no material changes to the total amount of unrecognized tax benefits. We reclassified $6.8 million of our total liability for unrecognized tax benefits from long-term to current during the nine-month period ended September 30, 2008. This reclassification is due to the settlement agreement with the IRS for tax years 1999 through 2002, as discussed above. We accrued interest of $0.2 million during the three-month period and $0.6 million during the nine-month period ended September 30, 2008. Our total gross liability for unrecognized tax benefits at September 30, 2008 is $13.0 million. If recognized, $8.0 million of unrecognized tax benefits would impact our effective tax rate. Interest of $9.2 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

     We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2004 through 2007 are open for examination by the IRS, and various years are open for examination by state and foreign tax authorities. The IRS completed an audit of our 2005 federal income tax return and issued a "no change letter" during second quarter 2008, under which the IRS did not propose any adjustment to the tax return.

(4)  Commitments and Contingencies

     As of September 30, 2008, we have committed to property and equipment purchases of approximately $47.0 million.

     We are involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

(5)  Earnings Per Share

     We compute and present earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards. There are no differences in the numerators of our computations of basic and diluted earnings per share for any periods presented. The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).


                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                               ---------------------   ----------------------
                                  2008        2007         2008       2007
                               ---------------------   ----------------------
Net income                     $  22,446   $  21,850    $  48,933  $  59,772
                               =====================   ======================

Weighted average common shares
  outstanding                     70,864      72,305       70,574     73,482
Common stock equivalents             961       1,196        1,001      1,328
                               ---------------------   ----------------------
Shares used in computing diluted
  earnings per share              71,825      73,501       71,575     74,810
                               =====================   ======================
Basic earnings per share       $     .32   $     .30    $     .69  $     .81
                               =====================   ======================
Diluted earnings per share     $     .31   $     .30    $     .68  $     .80
                               =====================   ======================


     Options to purchase shares of common stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
                          -----------------------    -----------------------
                              2008       2007           2008        2007
                          -----------------------    -----------------------
Number of options               -          24,500       5,000         29,500
Range of option
  purchase prices               -   $19.84-$20.36      $20.36  $19.26-$20.36


(6)  Stock-Based Compensation

     Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determine the terms of each award, including type of award, recipients, number of shares subject to each award and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of September 30, 2008, there were 8,665,182 shares available for granting additional awards.

     Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after January 1, 2006 for (i) the portion of outstanding awards that were not vested as of January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation (as originally issued), for either recognition or pro forma disclosures and (ii) all share-based payments granted on or after January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123R. Stock-based employee compensation expense was $0.4 million for each of the three-month periods ended September 30, 2008 and September 30, 2007, $1.1 million for the nine-month period ended September 30, 2008 and $1.2 million for the nine-month period ended September 30, 2007. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $0.2 million for each of the three-month periods ended September 30, 2008 and September 30, 2007 and $0.5 million for each of the nine-month periods ended September 30, 2008 and September 30, 2007. As of September
30, 2008, the total unrecognized compensation cost related to nonvested stock-based compensation awards was approximately $3.1 million and is expected to be recognized over a weighted average period of 1.8 years.

     We do not a have a formal policy for issuing shares upon exercise of stock options or vesting of restricted stock, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired under these regular repurchase programs have provided us with sufficient quantities of stock to issue for stock-based compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock-based compensation during 2008.

     Stock Options

     Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from twenty-four to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

     The following table summarizes stock option activity for the nine months ended September 30, 2008:


                                                            Weighted
                                                             Average     Aggregate
                                    Number     Weighted     Remaining    Intrinsic
                                  of Options   Average     Contractual     Value
                                     (in       Exercise       Term          (in
                                  thousands)   Price ($)     (Years)     thousands)
                                  -------------------------------------------------
Outstanding at beginning of period   3,854    $    12.23
   Options granted                       -    $        -
   Options exercised                  (903)   $     9.13
   Options forfeited                  (132)   $    17.56
   Options expired                       -    $        -
                                  --------
Outstanding at end of period         2,819    $    12.97         4.52    $   24,642
                                  ========
Exercisable at end of period         2,055    $    11.31         3.43    $   21,362
                                  ========


     We did not grant any stock options during the three-month and nine-month periods ended September 30, 2008 and September 30, 2007. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $9.1 million and $3.7 million for the three-month periods ended September 30, 2008 and September 30, 2007 and $11.8 million and $10.4 million for the nine-month periods ended September 30, 2008 and September 30, 2007.

     Restricted Stock

     Restricted stock awards entitle the holder to shares of common stock when the award vests. The value of these shares may fluctuate according to market conditions and other factors. During third quarter 2008, the Compensation Committee awarded 35,000 shares of restricted stock. These restricted shares will vest sixty months from the grant date of the award. The restricted shares do not confer any voting or dividend rights to recipients until such shares fully vest and do not have any post-vesting sales restrictions.

     The following table summarizes restricted stock activity for the nine months ended September 30, 2008:


                                   Number of Restricted Shares   Weighted Average Grant
                                         (in thousands)           Date Fair Value ($)
                                   ----------------------------------------------------
Nonvested at beginning of period                             -   $                    -
   Shares granted                                           35   $                22.88
   Shares vested                                             -   $                    -
   Shares forfeited                                          -   $                    -
                                   ---------------------------   ----------------------
Nonvested at end of period                                  35   $                22.88
                                   ===========================   ======================



     We granted 35,000 shares of restricted stock during the three-month and nine-month periods ended September 30, 2008 and did not grant any shares of restricted stock during the three-month and nine-month periods ended September 30, 2007. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. The present value of estimated future dividends was calculated using the following assumptions:

     Dividends per share (quarterly amounts)           $0.05
     Risk-free interest rate                            3.0%

(7)  Segment Information

     We have two reportable segments - Truckload Transportation Services ("Truckload") and Value Added Services ("VAS").

     The  Truckload  segment  consists of  six  operating  fleets  that  are aggregated because they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("No. 131"). The six operating fleets that comprise our Truckload segment are as follows: (i) dedicated services ("Dedicated") provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the medium-to-long-haul van ("Van") fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers; (iii) the regional short-haul ("Regional") fleet provides comparable truckload van service within five geographic regions across the United States; (iv) the expedited ("Expedited") fleet provides time-sensitive truckload services utilizing driver teams; and the (v) flatbed ("Flatbed") and (vi) temperature-controlled ("Temperature-Controlled") fleets provide truckload services for products with specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $2.5 million and $2.2 million for the three-month periods ended September 30, 2008 and September 30, 2007 and $6.3 million and $7.6 million for the nine-month periods ended September 30, 2008 and September 30, 2007. These revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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

     The following tables summarize our segment information (in thousands):

                                                         Revenues
                                                         --------
                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                    -----------------------   -----------------------
                                       2008         2007         2008         2007
                                    -----------------------   -----------------------
Truckload Transportation Services   $  505,489   $  451,272   $1,456,872   $1,332,148
Value Added Services                    73,586       54,517      203,401      200,243
Other                                    4,218        3,781       12,177       11,178
Corporate                                  764          690        2,575        1,890
                                    -----------------------   -----------------------
Total                               $  584,057   $  510,260   $1,675,025   $1,545,459
                                    =======================   =======================



                                                    Operating Income
                                                    ----------------
                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                    -----------------------   -----------------------
                                       2008         2007         2008         2007
                                    -----------------------   -----------------------
Truckload Transportation Services   $   33,113   $   33,066   $   68,126   $   91,474
Value Added Services                     4,319        3,181       11,670        9,578
Other                                      333          864        2,315        2,507
Corporate                                  257          (47)         197         (843)
                                    -----------------------   -----------------------
Total                               $   38,022   $   37,064   $   82,308   $  102,716
                                    =======================   =======================


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

Overview:

     We operate in the truckload sector of the trucking industry and the logistics sector of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that ship consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our VAS segment). Although our business volume is not highly concentrated, we may also be occasionally affected by our customers' financial failures or loss of customer business.

     Operating revenues consist of (i) trucking revenues generated by the six operating fleets in the Truckload segment (Dedicated, Van, Regional, Expedited, Temperature-Controlled and Flatbed) and (ii) non-trucking revenues generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and International). Our Truckload segment also includes a small amount of non-trucking revenues, consisting primarily of the portion of shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS and Truckload segments. Trucking revenues accounted for 86% of total operating revenues in third quarter 2008, and non-trucking and other operating revenues accounted for 14% of total operating revenues.

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

     Our most significant resource requirements are company drivers, owner-operators, tractors, trailers and equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). To mitigate our risk to fuel price increases, we recover additional fuel surcharges from our customers that recoup a majority, but not all, of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and owner-operator availability and the market for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims and for workers' compensation benefits and health claims for our employees (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

     The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes
(included  in  taxes  and  licenses expense),  payments  to  owner-operators

(included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles generated. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for third quarter 2008 to third quarter 2007, several industry-wide issues could cause costs to increase in future periods. These issues include a softer freight market, changing fuel prices, higher new truck and trailer purchase prices and a weaker used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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


                                  Three Months Ended              Nine Months Ended
                                    September 30,                   September 30,
                                 -------------------     %     -----------------------     %
                                   2008       2007     Change     2008         2007      Change
                                 --------   --------   ------  ----------   ----------   ------
Trucking revenues, net of fuel
  surcharge (1)                  $367,401   $371,746   -1.2%   $1,084,402   $1,113,221   -2.6%
Trucking fuel surcharge
  revenues (1)                    135,525     77,286   75.4%      366,223      211,072   73.5%
Non-trucking revenues, including
  VAS (1)                          76,070     56,725   34.1%      209,699      207,860    0.9%
Other operating revenues (1)        5,061      4,503   12.4%       14,701       13,306   10.5%
                                 --------   --------           ----------   ----------
    Total operating revenues (1) $584,057   $510,260   14.5%   $1,675,025   $1,545,459    8.4%
                                 ========   ========           ==========   ==========

Operating ratio
  (consolidated) (2)                 93.5%      92.7%                95.1%        93.4%
Average monthly miles per
  tractor                          10,306      9,956    3.5%       10,189        9,846    3.5%
Average revenues per total
  mile (3)                         $1.480     $1.474    0.4%       $1.466       $1.460    0.4%
Average revenues per loaded
  mile (3)                         $1.699     $1.702   -0.2%       $1.691       $1.688    0.2%
Average percentage of empty
  miles (4)                         12.88%     13.38%  -3.7%        13.31%       13.47%  -1.2%
Average trip length in miles
  (loaded)                            539        550   -2.0%          540          561   -3.7%
Total miles (loaded and
  empty) (1)                      248,197    252,128   -1.6%      739,571      762,327   -3.0%
Average tractors in service         8,028      8,441   -4.9%        8,065        8,603   -6.3%
Average revenues per tractor
  per week (3)                     $3,521     $3,388    3.9%       $3,448       $3,318    3.9%
Total tractors (at quarter end)
    Company                         7,335      7,620                7,335        7,620
    Owner-operator                    705        810                  705          810
                                 --------   --------           ----------   ----------
        Total tractors              8,040      8,430                8,040        8,430

Total trailers (Truckload and
  Intermodal, at quarter end)      24,140     24,765               24,140       24,765

(1) Amounts in thousands.
(2) Operating  expenses  expressed  as  a percentage  of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.
(4) Miles without trailer cargo.


     The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $2.5 million and $2.2 million for the three-month periods ended September 30, 2008 and September 30, 2007 and $6.3 million and $7.6 million for the nine-month periods ended September 30, 2008 and September 30, 2007, as described on page 12.


                                          Three Months Ended                  Nine Months Ended
                                             September 30,                      September 30,
                                   --------------------------------  ------------------------------------
Truckload Transportation Services        2008             2007             2008               2007
                                   ---------------  ---------------  -----------------  -----------------
 (amounts in thousands)                $       %        $       %        $         %        $         %
--------------------------         ---------------  ---------------  -----------------  -----------------
Revenues                           $505,489  100.0  $451,272  100.0  $1,456,872  100.0  $1,332,148  100.0
Operating expenses                  472,376   93.4   418,206   92.7   1,388,746   95.3   1,240,674   93.1
                                   --------         --------         ----------         ----------
Operating income                   $ 33,113    6.6  $ 33,066    7.3  $   68,126    4.7  $   91,474    6.9
                                   ========         ========         ==========         ==========


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


                                         Three Months Ended                  Nine Months Ended
                                            September 30,                      September 30,
                                  --------------------------------  ------------------------------------
Truckload Transportation Services       2008             2007             2008               2007
                                  ---------------  ---------------  -----------------  -----------------
 (amounts in thousands)               $       %        $       %        $         %        $         %
--------------------------        ---------------  ---------------  -----------------  -----------------
Revenues                          $505,489         $451,272         $1,456,872         $1,332,148
Less: trucking fuel surcharge
  revenues                         135,525           77,286            366,223            211,072
                                  --------         --------         ----------         ----------
Revenues, net of fuel surcharges   369,964  100.0   373,986  100.0   1,090,649  100.0   1,121,076  100.0
                                  --------         --------         ----------         ----------
Operating expenses                 472,376          418,206          1,388,746          1,240,674
Less: trucking fuel surcharge
  revenues                         135,525           77,286            366,223            211,072
                                  --------         --------         ----------         ----------
Operating expenses, net of fuel
  surcharges                       336,851   91.0   340,920   91.2   1,022,523   93.8   1,029,602   91.8
                                  --------         --------         ----------         ----------
Operating income                  $ 33,113    9.0  $ 33,066    8.8  $   68,126    6.2  $   91,474    8.2
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


                                         Three Months Ended                  Nine Months Ended
                                            September 30,                      September 30,
                                  --------------------------------  ------------------------------------
Value Added Services                    2008             2007             2008               2007
                                  ---------------  ---------------  -----------------  -----------------
 (amounts in thousands)               $       %        $       %         $        %         $        %
--------------------------        ---------------  ---------------  -----------------  -----------------
Revenues                          $ 73,586  100.0  $ 54,517  100.0    $203,401  100.0    $200,243  100.0
Rent and purchased transportation
  expense                           62,838   85.4    45,963   84.3     173,358   85.2     175,200   87.5
                                  --------         --------         ----------         ----------
Gross margin                        10,748   14.6     8,554   15.7      30,043   14.8      25,043   12.5
Other operating expenses             6,429    8.7     5,373    9.9      18,373    9.1      15,465    7.7
                                  --------         --------         ----------         ----------
Operating income                  $  4,319    5.9  $  3,181    5.8    $ 11,670    5.7    $  9,578    4.8
                                  ========         ========         ==========         ==========


Three  Months  Ended  September  30, 2008 Compared  to  Three  Months  Ended
----------------------------------------------------------------------------
September 30, 2007
------------------

Operating Revenues

     Operating revenues increased 14.5% for the three months ended September 30, 2008, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 1.2% due primarily to a 4.9% decrease in the average number of tractors in service, partially offset by a 3.5% increase in average monthly miles per tractor. In mid-March 2007, we began reducing the Van fleet to better match declining load volumes with fewer trucks. This proactive decision helped us improve performance by increasing average miles per tractor and improving revenue per total mile slightly in third quarter 2008 compared to third quarter 2007. With respect to pricing and rates, revenue per total mile, excluding fuel surcharges, increased by 0.4%.

     Freight demand for the nearly 4,700 trucks in our Regional, Expedited and Van fleets (collectively the "Van Network"), as measured by the percentages of loads to trucks (pre-books), in July, August and September 2008 was approximately the same as July, August and September 2007. The strengthening of demand we experienced in June 2008 did not continue into third quarter 2008. However, third quarter 2008 pre-books were relatively stable year over year, compared to weaker year-over-year pre-books experienced during the first five months of 2008. We believe that as a result of increased carrier financial failures that occurred during the first half of 2008, industry capacity remained more balanced with freight demand in third quarter 2008, compared to the excess capacity at the beginning of 2008.

     Freight demand during the latter part of third quarter 2008 and the month of October 2008 has been disappointing but not unexpected, considering the turbulence and uncertainty in the financial markets. During October, we experienced weaker year-over-year pre-books. We believe consumer spending is being affected by the current lack of confidence in the credit market and the stock market. We are planning based on the assumption that this trend will continue. We currently expect this trend will result in lackluster shipping volumes this peak freight season.

     Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues increased 75.4% to $135.5 million in third quarter 2008 from $77.3 million in third quarter 2007 due to an average increase in diesel fuel costs of $1.19 per gallon in third quarter 2008 compared to third quarter 2007. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to (i) recoup high fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower costs when fuel prices decline. These programs enable us to recover a majority, but not all, of the fuel price increases. Each year in the past four years, rising fuel costs (net of fuel surcharge collections) had a negative impact on our operating income when compared to the previous year. The total negative impact on our operating income due to fuel expense, net of fuel surcharge collections, during 2004 through 2007 was $61 million.

     When fuel prices rise rapidly, a negative earnings lag occurs because the cost of fuel rises immediately and the market indexes used to determine fuel surcharges increase at a slower pace. As a result, during these rising fuel price periods, the negative impact of fuel on our financial results is more significant. The fuel price trend in third quarter 2008 was unusual because fuel prices declined for most weeks during the quarter. In a period of declining fuel prices, we generally experience a temporary favorable earnings effect because fuel costs decline at a faster pace than the fuel surcharge collections that are determined by the market indexes. This occurred during third quarter 2008, enabling us to temporarily have lower net fuel expense, which helped to offset uncompensated fuel costs from truck idling, empty miles not billable to customers and out-of-route miles. All of these uncompensated fuel costs were higher in third quarter 2008 than third quarter 2007 due to the higher average fuel prices in third quarter

2008.   Once fuel prices stabilize, we do not expect the temporary favorable trend to continue.

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

     We continue diversifying our services from the one-way Van fleet to our Dedicated, Regional and Expedited fleets and North America cross-border services within the Truckload segment and to the logistics units and services within the VAS segment. This ongoing diversification helped lessen the impact of a lackluster freight market in third quarter 2008. Customer response to these growing services continues to be very positive. We intend to continue expanding and developing these services.

     To provide shippers with additional sources of managed capacity and network analysis, as well as a more global footprint, we continue growing our non-asset based VAS segment. In third quarter 2008, VAS began implementing new business, which began to generate additional revenues across all of our business units and fleets. Our diverse portfolio of logistics services, backed by our asset-based fleets, has become an attractive option to customers who want to ensure they have a competitive and seamless supply chain solution.

     VAS revenues are generated by its four operating units: Brokerage, Freight Management, Intermodal and International. VAS revenues increased
35% to $73.6 million in third quarter 2008 from $54.5 million in third quarter 2007 due to an increase in Brokerage, Intermodal and International revenues. The gross margin percentage declined to 14.6% in third quarter 2008 compared to 15.7% in third quarter 2007, although gross margin dollars grew 26% on the higher revenues. The operating income percentage increased to 5.9% in third quarter 2008 compared to 5.8% in third quarter 2007.

     Brokerage continued to produce strong results with 41% revenue growth but experienced a decline in its gross margin percentage. The tightening of truckload capacity due to increased carrier financial failures has made it more challenging for Brokerage to obtain qualified third party carriers at a comparable cost to prior quarters. Intermodal revenues grew 47%, and its operating margin percentage also improved. International continues to generate increased revenues and improve its operating margin.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.5% for the three months ended September 30, 2008, compared to 92.7% for the three months ended September 30, 2007. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.


                                  Three Months Ended   Increase   Nine Months Ended   Increase
                                     September 30,    (Decrease)    September 30,    (Decrease)
                                  ------------------              -----------------
                                    2008      2007     per Mile     2008     2007     per Mile
                                  -------------------------------------------------------------
Salaries, wages and benefits       $0.582    $0.578     $0.004     $0.575   $0.573     $0.002
Fuel                                0.584     0.402      0.182      0.571    0.379      0.192
Supplies and maintenance            0.158     0.153      0.005      0.158    0.149      0.009
Taxes and licenses                  0.109     0.114     (0.005)     0.112    0.115     (0.003)
Insurance and claims                0.115     0.087      0.028      0.104    0.092      0.012
Depreciation                        0.163     0.157      0.006      0.164    0.158      0.006
Rent and purchased transportation   0.181     0.165      0.016      0.181    0.159      0.022
Communications and utilities        0.019     0.019      0.000      0.020    0.020      0.000
Other                              (0.008)   (0.016)     0.008     (0.007)  (0.018)     0.011
                                  -------------------------------------------------------------
Total                              $1.903    $1.659     $0.244     $1.878   $1.627     $0.251
                                  =============================================================


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 11.6% for third quarter 2008 compared to 12.7% for third quarter 2007. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 1.6 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) fuel, 0.7 cents; (ii) salaries, wages and benefits,
0.5 cents; (iii) depreciation, 0.2 cents; (iv) supplies and maintenance, 0.1 cents; and (v) taxes and licenses, 0.1 cents.

     Salaries, wages and benefits in the Truckload segment increased slightly on a total mile basis in third quarter 2008 compared to third quarter 2007. This increase is primarily attributed to higher workers' compensation expense and, as discussed above, the shift from rent and purchased transportation to salaries, wages and benefits because of the decrease in owner-operator miles as a percentage of total miles. Within the Truckload segment, these cost increases were offset partially by a small decrease in average pay per mile for company drivers and lower non-driver pay for office and equipment maintenance personnel in the Truckload segment (due to efficiency and cost control improvements). The growing non-trucking VAS segment experienced higher non-driver salaries in third quarter 2008 compared to third quarter 2007.

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

     The driver recruiting and retention market remained less difficult than a year ago. The weakness in the construction and automotive industries and a rising national unemployment rate continue to positively affect our driver availability and selectivity. In addition, we believe our strong mileage utilization and financial strength are attractive to drivers when compared to many other carriers. We anticipate that competition for qualified drivers will remain high and cannot predict whether we will experience future shortages. If such a shortage were to occur and driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 18.2 cents per total mile for the Truckload segment due primarily to higher average diesel fuel prices. Compared to unprecedented high diesel fuel prices in second quarter 2008, diesel fuel prices declined during third quarter 2008 but remained higher than diesel fuel prices in third quarter 2007. Compared to the same month in 2007, diesel fuel costs were $1.62 per gallon higher in July 2008, $1.12 per gallon higher in August 2008 and $0.82 per gallon higher in September 2008. Fuel prices averaged only 5 cents per gallon higher in October 2008 compared to October 2007. Fuel expense increased $43.4 million and rent and purchased transportation expense paid to owner-operator drivers (which increased due to the higher fuel reimbursement to owner-operators) increased $5.9 million, when comparing third quarter 2008 to third quarter 2007.

     During third quarter 2008, we continued to improve our fuel miles per gallon ("mpg") through numerous initiatives to improve fuel efficiency. These initiatives include (i) reducing truck idle time, (ii) lowering non-billable miles, (iii) continuing to increase the percentage of aerodynamic, more fuel-efficient trucks in the company truck fleet and (iv) installing auxiliary power units ("APUs") in company trucks. Truck idle time percentages can be affected by seasonal weather patterns (such as warm summer months and cold winter months) that prompt drivers to idle the engine to provide air conditioning or heating for comfort during non-driving periods. Thus, idle time percentages for trucks without APUs may be higher (and fuel mpg may be lower as a result) during the summer and winter months as compared to temperate spring and fall months. APUs provide an alternate source to power heating and air conditioning systems when the main engine is not operating, and APUs consume significantly less diesel fuel than idling the main engine. As of September 30, 2008, we had installed APUs in approximately 40% of the company-owned truck fleet, and we intend to continue increasing the percentage of trucks with APUs as we purchase new tractors. The average mpg of company trucks improved in third quarter 2008 compared to third quarter 2007. Due strictly to these mpg improvements, we purchased nearly 2.6 million fewer gallons of fuel in third quarter 2008 than in third quarter 2007. This equates to a reduction of approximately 29,000 tons of carbon dioxide emissions. As we purchase new trucks, we intend to continue installing APUs and taking part in other environmentally conscious initiatives, such as our active participation in the SmartWay Transport Partnership program of the U.S. Environmental Protection Agency ("EPA").

     Shortages of fuel, increases in fuel prices or rationing of petroleum products can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

     Supplies and maintenance for the Truckload segment increased 0.5 cents on a total mile basis in third quarter 2008 compared to third quarter 2007. Over-the-road repair costs increased due to rising parts and labor costs assessed by over-the-road vendors (partially due to higher commodity costs that increase the costs of parts and tires) and the performance of more over-the-road repairs resulting from a decrease in our equipment maintenance personnel. The increased average age of the truck fleet also contributed to higher truck maintenance repairs.

     Taxes and licenses for the Truckload segment decreased in third quarter 2008 by 0.5 cents on a total mile basis from third quarter 2007 due to a decrease in fuel taxes per mile resulting from the improvement in the company truck mpg.

     Insurance and claims for the Truckload segment increased by 2.8 cents on a total mile basis in third quarter 2008 from third quarter 2007. This increase was the result of net unfavorable claims development on large claims and, to a lesser extent, on smaller claims for accidents that occurred prior to third quarter 2008. We renewed our liability insurance policies on August 1, 2008 and retained the annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. For claims in excess of

$5.0 million and less than $10.0 million, we are responsible for an aggregate of $4.0 million of claims in the policy year, which decreased from an aggregate of $5.0 million in the policy year that began August 1, 2007. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2008 are slightly  lower than the previous policy year.  A portion of  our  insurance coverage for the current and prior policy years is provided by insurance companies that are subsidiaries of American International Group, Inc. ("AIG"). These AIG insurance subsidiaries are regulated by various state insurance departments. We do not currently believe that financial issues affecting AIG will impact our current or prior insurance coverage or our ability to obtain coverage in the future.

     Depreciation expense for the Truckload segment increased 0.6 cents per total mile in third quarter 2008 compared to third quarter 2007. This increase was due primarily to depreciation of the APUs installed on company trucks. The APU depreciation expense is offset by lower fuel costs because tractors with APUs generally consume less fuel during periods of idle. The higher average miles per tractor also has the effect of lowering this fixed cost when evaluated on a per-mile basis.

     Depreciation expense was historically affected by the engine emissions standards imposed by the EPA that became effective in October 2002 and applied to all new trucks purchased after that time, resulting in increased truck purchase costs. Depreciation expense is affected because in January 2007, a second set of more strict EPA engine emissions standards became effective for all newly manufactured truck engines. Compared to trucks with engines produced before 2007, the trucks with new engines manufactured under the 2007 standards have higher purchase prices. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. The engines in our fleet of company-owned trucks as of September 30, 2008 consist of 82% Caterpillar (nearly all are pre-2007 standard engines), 12% Detroit Diesel and 6% Mercedes Benz. In June 2008, Caterpillar announced it will not produce on-highway engines for use in the United States that will comply with new EPA engine emissions standards that become effective in January 2010 but will continue to sell on-highway engines internationally. Caterpillar also announced it is pursuing a strategic alliance with Navistar. To date, we have not experienced a reduction in value of our company-owned trucks with Caterpillar engines in the used equipment market due to this announcement. Approximately one million trucks in the U.S. domestic market have Caterpillar heavy-duty engines, and Caterpillar has stated it will fully support these engines going forward.

     Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to owner-operators in the Truckload segment. These expenses generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 85.4% in third quarter 2008 compared to 84.3% in third quarter 2007. The tightening of truckload carrier capacity due to increased carrier financial failures has made it more challenging for VAS's Brokerage unit to obtain qualified third party carriers at a cost comparable to prior quarters.

     Rent  and  purchased transportation expense for the  Truckload  segment increased 1.6 cents per total mile in third quarter 2008 primarily because of increased fuel prices that necessitated higher reimbursements to owner-operators for fuel (increased $5.9 million) offset partially by a decrease in the number of owner-operators. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and owner-operator trucks. Challenging operating conditions, including inflationary cost increases that are the responsibility of owner-operators and higher fuel prices, have made it difficult for owner-operators to stay in business. These challenging operating conditions have made owner-operator recruitment and retention difficult. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any owner-operator decreases. If a shortage of owner-operators and company drivers occurs, increases in per mile settlement rates (for owner-operators) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we do not obtain corresponding freight rate increases.

     Other operating expenses for the Truckload segment increased 0.8 cents per total mile in third quarter 2008. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses, including costs to prepare the equipment for sale. Gains on sales of assets decreased to $2.8 million in third quarter 2008 from $5.5 million in third quarter 2007. As noted in our second quarter 2008 Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission ("SEC") on August 4, 2008, we anticipated lower gains on sales of equipment in third quarter 2008 than in second quarter 2008 if the freight market and high fuel price conditions did not improve. Gains in third quarter 2008 were $0.6 million higher than gains in second quarter 2008, which we attribute to the effect of lower fuel prices during the third quarter. The used equipment sales market remains challenging due to carrier failures and company fleet reductions increasing the number of trucks for sale while buyer demand for the purchase of used trucks remains lackluster. Our wholly-owned subsidiary, Fleet Truck Sales, is one of the largest Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers.

Other Expense (Income)

     We recorded minimal interest expense in third quarter 2008 versus $0.5 million of interest expense in third quarter 2007. We had no debt outstanding at September 30, 2008 or during third quarter 2008 compared to $10.0 million debt outstanding at September 30, 2007 and average outstanding debt of $30.0 million during third quarter 2007.

Income Taxes

     Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased slightly to 42.5% for third quarter 2008 from 41.7% for third quarter 2007. The higher income tax rate was due primarily to lower income before income taxes on an annualized basis, which caused non-deductible expenses such as driver per diem to comprise a larger percentage of our income before income taxes.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September
----------------------------------------------------------------------------
30, 2007
--------

Operating Revenues

     Operating  revenues  increased  by  8.4%  for  the  nine  months  ended
September 30, 2008, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 2.6% due primarily to a 6.3% decrease in the average number of tractors in service, partially offset by a 3.5% increase in average monthly miles per tractor and a 0.4% increase in average revenues per total mile. Fuel surcharge revenues increased 73.5% to $366.2 million in the 2008 year-to-date period from $211.1 million in the 2007 year-to-date period because of higher diesel fuel prices. VAS revenues increased 2% due to growth in Brokerage, International and Intermodal. This growth was offset by a structural change to a customer's continuing arrangement related to third party carriers that became effective in third quarter 2007. Consequently, we began reporting VAS revenues for this customer on a net basis (revenues net of purchased transportation expense) rather than on a gross basis. This change affected the reporting of VAS revenues and resulted in a reduction of VAS revenues and VAS purchased transportation expense for this customer in third quarter 2007 and subsequent periods. This reporting change reduced VAS revenues and VAS rent and purchased transportation expense by $36.3 million from the nine months ended September 30, 2007 to the same period of 2008. Excluding the affected revenues for this customer, VAS revenues grew 24% during the nine months ended September 30, 2008 compared to the same period in 2007.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 95.1% for the nine months ended September 30, 2008, compared to 93.4% for the same period of the previous year. Expense items that impacted the overall operating ratio are described below. The tables on page 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     Owner-operator miles as a percentage of total miles were 12.0% for the nine months ended September 30, 2008 compared to 12.3% for the nine months ended September 30, 2007. This small decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 0.4 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) fuel, 0.2 cents; (ii) salaries, wages and benefits, 0.1 cents; and (iii) depreciation, 0.1 cents.

     Salaries, wages and benefits for non-drivers decreased as a result of the reduction in office and equipment maintenance personnel in the Truckload segment (due to cost control initiatives), offset partially by an increase in VAS personnel to support the VAS segment growth. Salaries, wages and benefits for the Truckload segment increased slightly because of an increase in student driver pay resulting from a higher average number of student trainer teams offset by the lower non-driver pay related to office and equipment maintenance personnel. Fuel increased 19.2 cents per total mile due to the higher fuel expense per gallon offset partially by mpg improvements in the company truck fleet. Supplies and maintenance increased
0.9 cents per total mile because of increases in over-the-road tractor repairs and related parts and labor costs. The higher average age of the company truck fleet also contributed to higher truck maintenance repairs. Taxes and licenses were 0.3 cents per mile lower during the first nine months of 2008 than in the same period of 2007 due to the effect of improved company truck mpg on fuel taxes. Insurance increased 1.2 cents on a total mile basis due primarily to net unfavorable claims development on large claims, partially offset by a reduction in the average number of liability claims and fewer new larger dollar claims. Depreciation increased 0.6 cents per total mile because of a higher trailer-to-tractor ratio and depreciation expense on APUs. Rent and purchased transportation for the Truckload segment increased 2.2 cents per total mile primarily because of an increase in the fuel reimbursement paid to owner-operators. Rent and purchased transportation expense for the VAS segment decreased slightly, although VAS revenues increased slightly. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 85.2% for the nine-month period ended September 30, 2008 compared to 87.5% during the same period of 2007. Excluding the affected VAS revenues and purchased transportation expense from the 2007 period related to the structural change of a customer's continuing arrangement (described above), VAS rent and purchased transportation expense would have been 84.7% of revenues in the 2007 period. Other operating expenses increased 1.1 cents per total mile due to lower gains on sales of assets in the 2008 nine-month period.

Other Expense (Income)

     We recorded minimal interest expense during the nine months ended September 30, 2008 versus $2.9 million of interest expense during the nine months ended September 30, 2007. We had no debt outstanding during the first nine months of 2008, compared to $10.0 million debt outstanding at September 30, 2007 after debt repayments (net of borrowings) of $90.0 million were made during the nine-month period ended September 30, 2007. The average debt outstanding during the nine months ended September 30, 2007 was $55.0 million.

Income Taxes

     Our effective income tax rate was 42.6% for the nine months ended September 30, 2008 and 41.8% for the same period in 2007. The higher income tax rate was due primarily to lower income before income taxes on an annualized basis, which caused non-deductible expenses such as driver per diem to be a larger percentage of our income before income taxes.

Liquidity and Capital Resources:

     During the nine months ended September 30, 2008, we generated cash flow from operations of $189.2 million, a 1.1% ($2.0 million) increase in cash flow compared to the same nine-month period one year ago. The change in operating cash flows results primarily from changes in the timing of collections of trade accounts receivable, payments to vendors and increases in insurance and claims accruals. We were able to make net capital expenditures, repurchase common stock and pay dividends (discussed below) because of the cash flow from operations and existing cash balances.

     Net cash used in investing activities for the nine-month period ended September 30, 2008 increased by 232.4% ($53.1 million), from $22.9 million for the nine-month period ended September 30, 2007 to $76.0 million for the nine-month period ended September 30, 2008. Net property additions (primarily revenue equipment) were $80.4 million for the nine-month period ended September 30, 2008, compared to $27.3 million during the same period of 2007.

     As of September 30, 2008, we committed to property and equipment purchases, net of trades, of approximately $47.0 million. We expect our net capital expenditures (primarily revenue equipment) to be in the range of $115.0 million to $140.0 million in 2008 and $75.0 million to $150.0 million in 2009. We intend to fund these net capital expenditures through cash flow from operations, existing cash balances and financing available under our existing credit facilities, as management deems necessary. In 2009, we plan to purchase only enough new trucks to replace the number of used trucks that we can sell, which will affect our net capital expenditures. Other carriers' financial failures and fleet reductions have increased the supply of used trucks for sale, while buyer demand for the purchase of used trucks remains lackluster. Based on these current used truck market conditions, we may be unable to sell enough used trucks to maintain the current 2.4 year average age of our company tractor fleet.

     Net financing activities used $2.4 million during the nine months ended September 30, 2008 and $175.0 million during the same period in 2007. The change included debt repayments (net of borrowings) of $90.0 million during the nine-month period ended September 30, 2007, compared to no debt repayments during the nine-month period ended September 30, 2008. We paid dividends of $10.6 million in the nine months ended September 30, 2008 compared to $10.4 million in the same period of 2007. Our common stock repurchases totaled $87.1 million during the nine-month period ended September 30, 2007 compared to $4.5 million during the same period of 2008. From time to time, we have repurchased, and may continue to repurchase, shares of our common stock. The timing and amount of such purchases depends on market and other factors. As of September 30, 2008, we had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

     Management believes our financial position at September 30, 2008 is strong. As of September 30, 2008, we had $136.3 million of cash and cash equivalents and $880.8 million of stockholders' equity. Cash is invested in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of September 30, 2008, we had $225.0 million of available credit pursuant to credit facilities, of which we had no outstanding borrowings. The credit available under these facilities is further reduced by the $39.5 million in letters of credit we maintain. These letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

     The   following  tables  set  forth  our  contractual  obligations  and commercial commitments as of September 30, 2008.


                                   Payments Due by Period
                                       (in millions)
                                          Less
                                         than 1     1-3       4-5     Over 5    Period
                               Total      year     years     years     years    Unknown
---------------------------------------------------------------------------------------
Contractual Obligations
Unrecognized tax benefits     $  13.0   $   7.1   $     -   $     -   $     -   $   5.9
Equipment purchase
  commitments                    47.0      47.0         -         -         -         -
                              -------   -------   -------   -------   -------   -------
Total contractual cash
  obligations                 $  60.0   $  54.1   $     -   $     -   $     -   $   5.9
                              =======   =======   =======   =======   =======   =======

Other Commercial Commitments
Unused lines of credit        $ 185.5   $  50.0   $ 135.5   $     -   $     -   $     -
Standby letters of credit        39.5      39.5         -         -         -         -
                              -------   -------   -------   -------   -------   -------
Total commercial commitments
                              $ 225.0   $  89.5   $ 135.5   $     -   $     -   $     -
                              =======   =======   =======   =======   =======   =======

 Total obligations            $ 285.0   $ 143.6   $ 135.5   $     -   $     -   $   5.9
                              =======   =======   =======   =======   =======   =======


     On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"). As of September 30, 2008, we have recorded $13.0 million of unrecognized tax benefits. We made payments totaling $4.9 million subsequent to September 30, 2008 which will reduce the $7.1 million in the "less than 1 year" category, and we expect the remaining $2.2 million to be settled within the next 12 months. We are unable to reasonably determine when the $5.9 million categorized as "period unknown" will be settled. The equipment purchase commitments relate to committed equipment expenditures (primarily revenue equipment). We have committed credit facilities with two banks totaling $225.0 million, of which we had no outstanding borrowings at September 30, 2008. These credit facilities bear variable interest based on the LIBOR. The credit available under these facilities is further reduced by the amount of standby letters of credit under which we are obligated. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. The standby letters of credit are primarily required for insurance policies.

Off-Balance Sheet Arrangements:

     As of September 30, 2008, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

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

     Effective December 27, 2007, the FMCSA issued an interim final rule that amended the 2005 HOS Regulations to (i) allow drivers up to 11 hours of driving time within a 14-hour, non-extendable window from the start of the workday (this driving time must follow ten consecutive hours of off-duty time) and (ii) restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off-duty. This interim rule made essentially no changes to the 11-hour driving limit and 34-hour restart rules. In 2006 and 2007, the U.S. Court of Appeals for the District of Columbia also considered the 2005 HOS Regulations and heard arguments on the various petitions for review, one of which was submitted by Public Citizen (a consumer safety organization). On January 23, 2008, the Court denied Public Citizen's motion to invalidate the interim final rule. The FMCSA solicited comments on the interim final rule until February 15, 2008 and intends to issue a final rule in 2008 that addresses the issues identified by the Court. As of September 30, 2008, the FMCSA has not published a final rule.

     On January 18, 2007, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register on the trucking industry's use of Electronic On-Board Recorders ("EOBRs") for compliance with HOS rules. The intent of this proposed rule is to (i) improve highway safety by fostering development of new EOBR technology for HOS compliance; (ii) encourage EOBR use by motor carriers through incentives; and (iii) require EOBR use by operators with serious and continuing HOS compliance problems. Comments on the NPRM were to be received by April 18, 2007. While we do not believe the rule, as proposed, would have a significant effect on our operations and profitability, we will continue to monitor future developments. As of September 30, 2008, the FMCSA has not published a final rule.

     In 1998, we became the first trucking company in the United States to receive a U.S. Department of Transportation exemption to use a global positioning system-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. On September 21, 2004, the FMCSA approved the exemption for our paperless log system and moved this exemption from the FMCSA-approved pilot program to permanent status. The exemption is to be renewed every two years. On September 7, 2006, the FMCSA announced in the Federal Register its decision to renew for two additional years our exemption from the FMCSA's requirement that drivers of commercial motor vehicles operating in interstate commerce prepare handwritten records of duty status (logs). In July 2008, we again applied for the two-year renewal of our paperless log exemption. The FMCSA has determined that our paperless log system satisfies the FMCSA's Automatic On-Board Recording Device requirements and that an exemption is no longer required.

     On December 26, 2007, the FMCSA published an NPRM in the Federal Register regarding minimum requirements for entry-level driver training. Under the proposed rule, a commercial driver's license ("CDL") applicant would be required to present a valid driver training certificate obtained from an accredited institution or program. Entry-level drivers applying for a Class A CDL would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. The current regulations do not require a minimum number of training hours and require only classroom education. Drivers who obtain their first CDL during the three-year period after the FMCSA issues a final rule would be exempt. The FMCSA extended the NPRM comment period until July 2008. On April 9, 2008, the FMCSA published another NPRM that (i) establishes new minimum standards to be met before states issue commercial learner's permits ("CLPs"); (ii) revises the CDL knowledge and skills testing standards; and
(iii) improves anti-fraud measures within the CDL program. If one or both of these proposed rules is approved as written, the final rules could materially impact the number of potential new drivers entering the industry. As of September 30, 2008, the FMCSA has not published a final rule.

     The EPA mandated a new set of more stringent engine emissions standards for all newly manufactured truck engines. These standards became effective in January 2007. Compared to trucks with engines manufactured before 2007 and not subject to the new standards, the trucks manufactured with the new engines have higher purchase prices (approximately $5,000 to $10,000 more per truck). To delay the cost impact of these new emissions standards, in 2005 and 2006 we purchased significantly more new trucks than we normally buy each year, and we maintained a newer truck fleet relative to historical company and industry standards. Our newer truck fleet allowed us to delay purchases of trucks with the new 2007-standard engines until first quarter 2008, when we began to take delivery of trucks with 2007-standard engines. In January 2010, a final set of more rigorous EPA-mandated emissions standards will become effective for all new engines manufactured after that date. We are currently evaluating the options available to us to prepare for the upcoming 2010 standards.

     Several U.S. states, counties and cities have enacted legislation or ordinances restricting idling of trucks to short periods of time. This action is significant when it impacts the driver's ability to idle the truck for purposes of operating air conditioning and heating systems particularly while in the sleeper berth. Many of the statutes or ordinances recognize the need of the drivers to have a comfortable environment in which to sleep and include exceptions for those circumstances. California had such an exemption; however, since January 1, 2008, the California sleeper berth exemption no longer exists. We have taken steps to address this issue in California, which include driver training, better scheduling, and the installation and use of APUs. California has also enacted restrictions on transport refrigeration unit ("TRU") emissions, which are to be phased in over several years beginning at the end of 2008, provided the EPA issues a waiver of preemption to California. If the law becomes effective as scheduled, it will require companies to operate only compliant TRUs in California. There are several alternatives for meeting these requirements that we are currently evaluating.

Critical Accounting Policies:

     We operate in the truckload sector of the trucking industry and the logistics sector of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that ship consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand and may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficient resource deployment, making capital investments in tractors and trailers or obtaining qualified third-party carrier capacity at a reasonable price. Although our business volume is not highly concentrated, we may also be occasionally affected by our customers' financial failures or loss of customer business.

     Our most significant resource requirements are company drivers, owner-operators, tractors, trailers and related equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). To mitigate our risk to fuel price increases, we recover additional fuel surcharges from our customers that recoup a majority, but not all, of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and owner-operator availability and the new and used revenue equipment market. Because we are self-insured for a significant portion of bodily injury, property damage and cargo claims and for workers' compensation benefits and health claims for our employees (supplemented by premium-based insurance coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

     The most significant accounting policies and estimates that affect our financial statements include the following:

    * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from five to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although our normal replacement cycle for tractors is three years, we calculate depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate (which approximates the continuing declining market value of the tractors) when a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. We continually monitor the adequacy of the lives and salvage values used in calculating depreciation expense and adjust these assumptions appropriately when warranted.
    * Impairment of long-lived assets. We review our long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets. Long-lived assets classified as "held for sale" are reported at the lower of their carrying amount or fair value less costs to sell.
    * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and noncurrent) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers' compensation claims every six months.
    * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider (including owner-operators under contract with us) is utilized to provide some or all of the service and we (i) are the primary obligor in regard to the shipment delivery, (ii) establish customer pricing separately from carrier rate negotiations, (iii) generally have discretion in carrier selection and/or (iv) have credit risk on the shipment, we record both revenues for the dollar value of services we bill to the customer and rent and purchased transportation expense for transportation costs we pay to the third-party provider upon the shipment's delivery. In the absence of the conditions listed above, we record revenues net of those expenses related to third-party providers.
    *  Accounting  for  income  taxes.  Significant management  judgment  is required  to  determine  (i) the provision  for  income  taxes,  (ii)
       whether deferred income taxes will be realized in full or in part and (iii) the liability for unrecognized tax benefits in accordance with the provisions of FIN 48. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed necessary due to our profitable operations. Accordingly, if facts or financial circumstances change and consequently impact the likelihood of realizing the deferred income tax assets, we would need to apply management's judgment to determine the amount of valuation allowance required in any given period.
    * Allowance for doubtful accounts. The allowance for doubtful accounts is our estimate of the amount of probable credit losses in our existing accounts receivable. We review the financial condition of customers prior to granting credit. We determine the allowance based on our historical write-off experience and national economic conditions. During third quarter 2008, numerous significant events affected the U.S. financial markets and resulted in a significant reduction of credit availability and liquidity. Current economic data also indicates the U.S. economy will soon be experiencing a recession. Consequently, we believe some of our customers may be unable to obtain or retain adequate financing to support their businesses in the future. We anticipate that because of these combined factors, some of our customers may also be compelled to restructure their businesses or may be unable to pay amounts owed to us. We have formal policies in place to continually monitor credit extended to customers and to manage our credit risk. We evaluate the adequacy of our allowance for doubtful accounts quarterly and believe our allowance for doubtful accounts is adequate based on information currently available.

     Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our results of operations from period to period.

Accounting Standards:

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at a fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities had no effect on our financial position, results of operations and cash flows. As of September 30, 2008, management believes that fully adopting SFAS No. 157 will not have a material effect on our financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("No. 141R"). This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and
(iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As of September 30, 2008, management believes that SFAS No. 141R will not have a material effect on our financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("No. 160"). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of September 30, 2008, management believes that SFAS No. 160 will not have a material effect on our financial position, results of operations and cash flows.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("No. 161"). This statement amends FASB Statement No. 133 to require enhanced disclosures about an entity's derivative and hedging activities. The provisions of SFAS No. 161 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. As of September 30, 2008, management believes that SFAS No. 161 will not have a material effect on our financial position, results of operations and cash flows.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("No. 162"). This statement identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States ("GAAP hierarchy"). Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP. Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result. The provisions of SFAS No. 162 will become effective on November 15, 2008, which is 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. As of September 30, 2008, management believes that SFAS No. 162 will not have any effect on our current accounting practices or on our financial position, results of operations and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of September 30, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     We conduct business in several foreign countries, including Mexico, Canada and China. Foreign currency transaction gains and losses were not material to our results of operations for third quarter 2008 and prior periods. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S.
Dollars to reduce direct foreign currency risk. Accordingly, we are not currently subject to material risks involving any foreign currency exchange rate and the effects that such exchange rate movements would have on our future costs or future cash flows.

Interest Rate Risk

     We had no debt outstanding at September 30, 2008. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of September 30, 2008, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

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

                                   PART II

                              OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the "Company") is authorized to repurchase. Under this new authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of September 30, 2008, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     No shares of common stock were repurchased during the third quarter of 2008 by either the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

Item 6.  Exhibits.


 Exhibit No.   Exhibit                                        Incorporated by Reference to:
 -----------   -------                                        -----------------------------
   3(i)        Restated Articles of Incorporation of Werner   Exhibit 3(i) to the registrant's report
               Enterprises, Inc.                              on Form 10-Q for the quarter ended
                                                              June 30, 2007

   3(ii)       Revised and Restated By-Laws of Werner         Exhibit 3(ii) to the registrant's report
               Enterprises, Inc.                              on Form 10-Q for the quarter ended
                                                              June 30, 2007

   10.1        Form of Restricted Stock Award Agreement for   Filed herewith
               recipients under the Werner Enterprises, Inc.
               Equity Plan

   10.2        The Executive  Nonqualified Excess  Plan  of   Filed herewith
               Werner Enterprises, Inc., as amended

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


                                WERNER ENTERPRISES, INC.



Date:     November 3, 2008      By:  /s/ John J. Steele
       ---------------------         ---------------------------------------
                                     John J. Steele
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer



Date:     November 3, 2008      By:  /s/ James L. Johnson
       ---------------------         ---------------------------------------
                                     James L. Johnson
                                     Senior Vice President, Controller and
                                     Corporate Secretary