Form 10-K
period 2008-12-31
WERNER ENTERPRISES INC
filed 2009-03-02
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
 X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Large accelerated filer X Accelerated filer   Non-accelerated filer
                       ---                 ---                     ---

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).   YES   NO X
                                            ---  ---
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are "affiliates" of the Registrant) as of June 30, 2008, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $793 million (based on the closing sale price of the Registrant's Common Stock on that date as reported by Nasdaq).

As of February 17, 2009, 71,576,367 shares of the registrant's common stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the Proxy Statement of Registrant  for  the  Annual
Meeting of Stockholders to be held May 12, 2009, are incorporated in Part III of this report.

                        TABLE OF CONTENTS


                                                            Page
                                                            ----
                             PART I

Item 1.     Business                                          1
Item 1A.    Risk Factors                                      8
Item 1B.    Unresolved Staff Comments                        12
Item 2.     Properties                                       12
Item 3.     Legal Proceedings                                13
Item 4.     Submission of Matters to a Vote of Stockholders  14

                             PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
            Equity Securities                                15
Item 6.     Selected Financial Data                          17
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations    18
Item 7A.    Quantitative and Qualitative Disclosures about
            Market Risk                                      34
Item 8.     Financial Statements and Supplementary Data      35
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure           54
Item 9A.    Controls and Procedures                          54
Item 9B.    Other Information                                56

                            PART III

Item 10.    Directors, Executive Officers and Corporate
            Governance                                       56
Item 11.    Executive Compensation                           57
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management and Related Stockholder
            Matters                                          57
Item 13.    Certain Relationships and Related
            Transactions, and Director Independence          57
Item 14.    Principal Accounting Fees and Services           57

                             PART IV

Item 15.    Exhibits and Financial Statement Schedules       58

     This Annual Report on Form 10-K for the year ended December 31, 2008 ("Form 10-K") and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.

                             PART I

ITEM 1.   BUSINESS

General

     We are a transportation and logistics company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Value Added Services ("VAS") division. We are one of the five largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19 and serves as our Chairman. We were incorporated in the State of Nebraska on September 14, 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 28, 1986. At the end of 2008, we had a fleet of 7,700 trucks, of which 7,000 were owned by us and 700 were owned and operated by independent owner-operator drivers.

     We have two reportable segments - Truckload Transportation Services ("Truckload") and VAS. You can find financial information regarding these segments and the geographic areas in which we conduct business in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     Our Truckload segment is comprised of the following six operating fleets: (i) dedicated services ("Dedicated") provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the regional short-haul ("Regional") fleet provides comparable truckload van service within five geographic regions across the United States; (iii) the medium-to-long-haul van ("Van") fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers; (iv) the expedited ("Expedited") fleet provides time-sensitive truckload services utilizing driver teams; and the
(v) flatbed ("Flatbed") and (vi) temperature-controlled ("Temperature-Controlled") fleets provide truckload services for products with specialized trailers. Our Truckload fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by the United States Department of Transportation ("DOT") and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service in and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, manufactured products and grocery products. We focus on transporting consumer nondurable products that generally ship consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.

     Our VAS segment is a non-asset-based transportation and logistics provider. VAS is comprised of the following four operating units that provide non-trucking services to our customers: (i) truck brokerage ("Brokerage"); (ii) freight management (single-source logistics) ("Freight Management");
(iii) intermodal ("Intermodal"); and (iv) Werner Global Logistics ("WGL" or "International"). Our Brokerage unit had transportation services contracts with over 6,400 carriers as of December 31, 2008. Through our WGL subsidiaries, we are a licensed U.S. Non-Vessel Operating Common Carrier ("NVOCC"), U.S. Customs Broker, Class A Freight Forwarder in China, China NVOCC, U.S. Transportation Security Administration ("TSA")-approved Indirect Air Carrier and International Air Transport Association ("IATA") Accredited Cargo Agent.

Marketing and Operations

     Our business philosophy is to provide superior on-time customer service at a competitive cost. To accomplish this, we operate premium modern tractors and trailers. This equipment has fewer mechanical and maintenance issues and helps attract and retain qualified drivers. We have continually developed technology to improve customer service and driver retention. We focus on shippers who value the broad geographic coverage, diversified truck and logistics services, equipment capacity, technology, customized services and flexibility available from a large financially-stable carrier.

     We operate in the truckload sector of the trucking industry and in the logistics sector of the transportation industry. Our Truckload segment provides specialized services to customers based on (i) each customer's trailer needs (such as van, flatbed and temperature-controlled trailers), (ii) geographic area (including medium-to-long-haul throughout the contiguous United States, Mexico, Canada and regional areas), (iii) extremely time-sensitive shipments (expedited) or (iv) the conversion of their private fleet to us (Dedicated). In 2008, trucking revenues accounted for 86% of our total revenues, and non-trucking and other operating revenues (primarily VAS revenues) accounted for 14% of our total revenues. Our VAS segment manages the transportation and logistics requirements for individual customers, providing customers with additional sources of capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. VAS services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport and (iv) international. The VAS international services include (i) door-to-door freight forwarding, (ii) vendor and purchase order management, (iii) full container load consolidation and warehousing, (iv) customs brokerage and (v) air freight services. Most VAS international services are provided throughout North America and Asia. VAS is a non-asset-based business that is highly dependent on qualified employees, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services accounting for more than 10% of our consolidated revenues, consisting of Truckload and VAS, for the last three years under Item 7 of this Form 10-K.

     We have a diversified freight base but are dependent on a group of customers for a significant portion of our freight. During 2008, our largest 5, 10, 25 and 50 customers comprised 24%, 39%, 61% and 75% of our revenues, respectively. No customer exceeded 10% of revenues in 2008. By industry group, our top 50 customers consist of 44% retail and consumer products, 28% grocery products, 18% manufacturing/industrial and 10% logistics and other. Many of our non-dedicated customer contracts may be terminated upon 30 days' notice, which is standard in the trucking industry. Most dedicated customer contracts are one to three years in length and may be terminated upon 90 days' notice following the expiration of the contract's first year.

     Virtually all of our company and owner-operator tractors are equipped with satellite communication devices manufactured by QualcommTM. These devices enable us and our drivers to conduct two-way communication using standardized and freeform messages. This satellite technology, installed in our trucks beginning in 1992, also allows us to plan and monitor shipment progress. We obtain specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, we have developed advanced application systems to improve customer and driver service. Examples of such application systems include: (i) our proprietary paperless log system used to electronically pre-plan driver shipment assignments based on real-time available driving hours and to automatically monitor truck movement and drivers' hours of service; (ii) software that pre-plans shipments drivers can trade enroute to meet driver home-time needs without compromising on-time delivery schedules; (iii) automated "possible late load"
tracking that informs the operations department of trucks possibly operating behind schedule, allowing us to take preventive measures to avoid late deliveries; and (iv) automated engine diagnostics that continually monitor mechanical fault tolerances. In 1998, we began a successful pilot program and subsequently became the first trucking company in the United States to receive an exemption from the DOT to use a global positioning system-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. On September 21, 2004, the Federal Motor Carrier Safety Administration ("FMCSA") agency of the DOT approved the exemption for our paperless log system and moved this program from the FMCSA-approved pilot program to exemption status, requiring that the exemption be renewed every two years. On September 7, 2006, the FMCSA announced in the Federal Register its decision to renew for two additional years our exemption from the FMCSA's requirement that drivers of commercial motor vehicles operating in interstate commerce prepare handwritten records of duty status (logs). In July 2008, we again applied for the two-year renewal of our paperless log exemption. On January 9, 2009, the FMCSA announced in the Federal Register its determination that our paperless log system satisfies the FMCSA's Automatic On-Board Recording Device requirements and that an exemption is no longer required.

Seasonality

     In the trucking industry, revenues generally show a seasonal pattern. Peak freight demand has historically occurred in the months of September, October and November; however, we have not experienced this seasonal increase in demand during the last three years. After the December holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. Our operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter weather conditions. We attempt to minimize the impact of seasonality through our marketing program by seeking additional freight from certain customers during traditionally slower shipping periods.
Revenue can also be affected by bad weather, holidays and the number of business days during a quarterly period because revenue is directly related to the available working days of shippers.

Employees and Owner-Operator Drivers

     As of December 31, 2008, we employed 10,667 qualified and student drivers; 769 mechanics and maintenance personnel for the trucking operation; 1,386 office personnel for the trucking operation; and 704 personnel for VAS, international and other non-trucking operations. We also had 700 service contracts with owner-operators who provide both a tractor and a qualified driver or drivers. None of our U.S., Canadian or Chinese employees is represented by a collective bargaining unit, and we consider relations with all of our employees to be good.

     We recognize that our professional driver workforce is one of our most valuable assets. Most of our drivers are compensated on a per-mile basis, using a standardized mileage pay scale. For most company-employed drivers, the rate per mile generally increases with the drivers' length of service. Drivers may earn additional compensation through a mileage bonus, annual achievement bonus and for extra work associated with their job (such as loading and unloading, extra stops and shorter mileage trips).

     At times, there are driver shortages in the trucking industry. Availability of qualified drivers can be affected by
(i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in the economy; and (iii) individual drivers' desire to be home more often. The driver recruiting and retention market has improved from a year ago. The weakness in the construction and automotive industries, trucking company failures and fleet reductions and a rising national unemployment rate continue to positively affect our driver availability and selectivity. In addition, our strong mileage utilization and financial strength are attractive to drivers when compared to other carriers. We anticipate that availability of drivers will remain high until current economic conditions improve. When economic conditions improve, competition for qualified drivers will likely increase and we cannot predict whether we will experience future driver shortages. If such a shortage were to occur and a driver pay rate increase became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

     We utilize student drivers as a primary source of new drivers. Student drivers have completed a training program at a truck driving school and are further trained by Werner certified trainer drivers for approximately 300 driving hours prior to that driver becoming a solo driver with their own truck. The student driver recruiting environment is currently good. The same factors described above that have aided our qualified driver recruiting efforts have also resulted in a plentiful supply of student drivers. At the same time, some carriers are decreasing the number of student drivers they recruit. The availability of student drivers may be negatively impacted in the future by the availability of financing for student loans for driving school, a potential decrease in the number of driving schools, and proposed rule changes regarding minimum requirements for entry-level driver training. When economic conditions improve, competition for student drivers will likely increase, and we cannot predict whether we will experience future shortages in the availability of student drivers. If such a shortage were to occur and additional driver pay rate increases were necessary to attract student drivers, our results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     On December 26, 2007, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register regarding minimum requirements for entry level driver training. Under the proposed rule, a commercial driver's license ("CDL") applicant would be required to present a valid driver training certificate obtained from an accredited institution or program. Entry-level drivers applying for a Class A CDL would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. The current regulations do not require a minimum number of training hours and require only classroom education. Drivers who obtain their first CDL during the three-year period after the FMCSA issues a final rule would be exempt. The FMCSA extended the NPRM comment period until July 2008. On April 9, 2008, the FMCSA published another NPRM that
(i) establishes new minimum standards to be met before states issue commercial learner's permits; (ii) revises the CDL knowledge and skills testing standards; and (iii) improves anti-fraud measures within the CDL program. If one or both of these proposed rules is approved as written, the final rules could materially impact the number of potential new drivers entering the industry. As of December 31, 2008, the FMCSA has not published a final rule.

     We also recognize that owner-operators complement our company-employed drivers. Owner-operators are independent contractors who supply their own tractor and qualified driver and are responsible for their operating expenses. Because owner-operators provide their own tractors, less financial capital is required from us. Also, owner-operators provide us with another source of drivers to support our fleet. We intend to maintain our emphasis on owner-operator recruiting, in addition to company driver recruitment. We, along with the trucking industry, however, continue to experience owner-operator recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of owner-operators, higher fuel prices and tightened equipment financing standards have made it difficult to recruit and retain owner-operators.

Revenue Equipment

     As of December 31, 2008, we operated 7,000 company tractors and had contracts for 700 tractors owned by owner-operators. The company-owned tractors were manufactured by Freightliner (a Daimler company), Peterbilt and Kenworth (divisions of PACCAR) and International (a Navistar company). We adhere to a comprehensive maintenance program for both company-owned tractors and trailers. We inspect owner-operator tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company-owned trucks to a maximum of 65 miles per hour to improve safety and fuel efficiency.

     The average age of our truck fleet was 1.3 years at December 31, 2006, 2.1 years at December 31, 2007 and 2.5 years at December 31, 2008. The higher average age of the truck fleet results in more maintenance that is not covered by warranty. The average odometer miles per truck in our truck fleet has also increased from December 31, 2006 to December 31, 2008. The percentage increase in the average miles per truck is significantly less than the percentage increase in the average age due to the large pre-buy of new trucks in 2006. The pre-buy delayed the purchase of more expensive trucks with 2007 engines. The pre-buy trucks were put into service throughout 2007 as we sold our used trucks. Based on current used truck market conditions, we may be unable to sell enough used trucks to maintain the current 2.5 year average age of our company tractor fleet.

     We operated 24,940 trailers at December 31, 2008. This total is comprised of 23,316 dry vans; 473 flatbeds; 1,142 temperature-controlled trailers; and 9 specialized trailers. Most of our trailers were manufactured by Wabash National Corporation. As of December 31, 2008, of our dry van trailer fleet, 98% consisted of 53-foot trailers, and 100% was comprised of aluminum plate or composite (DuraPlate) trailers. We also provide other trailer lengths, such as 48-foot and 57-foot trailers, to meet the specialized needs of certain customers.

     Our wholly-owned subsidiary, Fleet Truck Sales, sells our used trucks and trailers and is believed to be one of the largest domestic Class 8 truck sales entities in the United States. Fleet Truck Sales has been in business since 1992 and currently operates in 16 locations.

     The U.S. Environmental Protection Agency ("EPA") mandated a new set of more stringent engine emissions standards for all newly manufactured truck engines. These standards became effective in January 2007. Compared to trucks with engines manufactured before 2007 and not subject to the new standards, the trucks manufactured with the new engines have higher purchase prices (approximately $5,000 to $10,000 more per truck). To delay the cost impact of these new emissions standards, in 2005 and 2006 we purchased significantly more new trucks than we normally buy each year, and we maintained a newer truck fleet relative to historical company and industry standards. Our newer truck fleet allowed us to delay purchases of trucks with the new 2007-standard engines until first quarter 2008, when we began to take delivery of trucks with 2007-standard engines. In January 2010, a final set of more rigorous EPA-mandated emissions standards will become effective for all new engines manufactured after that date. We are currently evaluating the options available to us to prepare for the upcoming 2010 standards.

Fuel

     We purchase approximately 96% of our fuel from a predetermined network of fuel stops throughout the United States. We negotiated discounted pricing based on historical purchase volumes with these fuel stops. Bulk fueling facilities are maintained at seven of our terminals and three Dedicated fleet locations.

     Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs have historically enabled us to recover from our customers a majority, but not all, of the higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy ("DOE") weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase. We do not generally recoup higher fuel costs for miles not billable to customers, out-of-route miles and truck engine idling. During 2008, our fuel expense and fuel reimbursements to owner-operators increased by $117.2 million because of higher fuel prices in the first half of the year, partially offset by fuel savings resulting from 6% fewer company-owned tractors and the results of our initiatives to improve fuel efficiency. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

     We maintain aboveground and underground fuel storage tanks at many of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Regulation

     We are a motor carrier regulated by the DOT, the federal and provincial Transportation Departments in Canada, the Secretary of Communication and Transportation ("SCT") in Mexico and the Ministry of Transportation in China. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations and acquisitions and periodic financial reporting. We currently have a satisfactory DOT safety rating, which is the highest available rating, and continually take efforts to maintain our satisfactory rating. A conditional or unsatisfactory DOT safety rating could adversely affect us because some of our customer contracts require a satisfactory rating. Equipment weight and dimensions are also subject to federal, state and international regulations.

     Effective October 1, 2005, all truckload carriers became subject to revised hours of service ("HOS") regulations issued by the FMCSA ("2005 HOS Regulations"). The most significant change for us from the previous regulations is that now, pursuant to the 2005 HOS regulations, drivers using the sleeper berth must take at least one break of eight consecutive hours off-duty during their ten hours off-duty. Previously, drivers using a sleeper berth were allowed to split their ten-hour off-duty time into two periods, provided neither period was less than two hours. The more restrictive sleeper berth regulations are requiring some drivers to plan their time better. The 2005 HOS Regulations also had a negative impact on our mileage efficiency, resulting in lower mileage productivity for those customers with multiple-stop shipments or those shipments with pick-up or delivery delays.

     Effective December 27, 2007, the FMCSA issued an interim final rule that amended the 2005 HOS regulations to (i) allow drivers up to 11 hours of driving time within a 14-hour, non-extendable window from the start of the workday (this driving time must follow 10 consecutive hours of off-duty time) and (ii) restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty. This interim rule made essentially no changes to the 11-hour driving limit and 34-hour restart rules that we have been following since the 2005 HOS Regulations became effective. In 2006 and 2007, the U.S. Court of Appeals for the District of Columbia also considered the 2005 HOS Regulations and heard arguments on the various petitions for review, one of which was submitted by Public Citizen (a consumer safety organization). On January 23, 2008, the Court denied Public Citizen's motion to invalidate the interim final rule. The FMCSA solicited comments on the interim final rule until February 15, 2008. On November 19, 2008, the FMCSA issued a final rule which adopts the provisions of the December 2007 interim final rule. This rule became effective January 19, 2009.

     On January 18, 2007, the FMCSA published an NPRM in the Federal Register on the trucking industry's use of Electronic On-Board Recorders ("EOBRs") for compliance with HOS rules. The intent of this proposed rule is to (i) improve highway safety by fostering development of new EOBR technology for HOS compliance;
(ii) encourage EOBR use by motor carriers through incentives; and
(iii) require EOBR use by operators with serious and continuing HOS compliance problems. Comments on the NPRM were to be received by April 18, 2007. On January 23, 2009, the FMCSA withdrew the proposed rule for reconsideration. While we do not believe the rule, as proposed, would have a significant effect on our operations and profitability, we will continue to monitor future developments.

     We have unlimited authority to carry general commodities in interstate commerce throughout the 48 contiguous U.S. states. We also have authority to carry freight on an intrastate basis in 43 states. The Federal Aviation Administration Authorization Act of 1994 (the "FAAA Act") amended sections of the Interstate Commerce Act to prevent states from regulating motor carrier rates, routes or service after January 1, 1995. The FAAA Act did not address state oversight of motor carrier safety and financial responsibility or state taxation of transportation. If a carrier wishes to operate in intrastate commerce in a state where the carrier did not previously have intrastate authority, the carrier must, in most cases, still apply for authority in such state.

     WGL and its subsidiaries have obtained business licenses to operate as a U.S. NVOCC, U.S. Customs Broker, Class A Freight
Forwarder  in  China,  China  NVOCC,  TSA-approved  Indirect  Air
Carrier and IATA Accredited Cargo Agent.

     With respect to our activities in the air transportation industry, we are subject to regulation by the TSA of the U.S. Department of Homeland Security as an Indirect Air Carrier and by IATA as an Accredited Cargo Agent. IATA is a voluntary association of airlines which prescribes certain operating procedures for air freight forwarders acting as agents for its members. A majority of our air freight forwarding business is conducted with airlines that are IATA members.

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

     We are also registered as an Ocean Transportation Intermediary by the U.S. Federal Maritime Commission ("FMC"). The FMC has established certain qualifications for shipping agents, including surety bonding requirements. The FMC is also responsible for the economic regulation of NVOCC activity originating or terminating in the United States. To comply with these economic regulations, vessel operators and NVOCCs are required to electronically file tariffs, and these tariffs establish the rates charged for movement of specified commodities into and out of the United States. The FMC may enforce these regulations by assessing penalties.

      Our operations are subject to various federal, state and local environmental laws and regulations, many of which are implemented by the EPA and similar state regulatory agencies.
These laws and regulations govern the management of hazardous wastes, the discharge of pollutants into the air and surface and underground waters and the disposal of certain substances. We do not believe that compliance with these regulations has a material effect on our capital expenditures, earnings and competitive position.

     Several U.S. states, counties and cities have enacted legislation or ordinances restricting idling of trucks to short periods of time. This action is significant when it impacts the driver's ability to idle the truck for purposes of operating air conditioning and heating systems particularly while in the sleeper berth. Many of the statutes or ordinances recognize the need of the drivers to have a comfortable environment in which to sleep and include exceptions for those circumstances. California had such an exemption; however, since January 1, 2008, the California sleeper berth exemption no longer exists. We have taken steps to address this issue in California, which include driver training, better scheduling and the installation and use of auxiliary power units ("APUs"). California has also enacted restrictions on transport refrigeration unit ("TRU") emissions that require companies to operate compliant TRUs in California. The California regulations apply not only to California intrastate carriers, but also to carriers outside of California who wish to enter the state with TRUs. On January 9, 2009 the EPA issued California a waiver from preemption (as published in the Federal Register on January 16, 2009), which enables California to phase in its regulations over several years beginning July 17, 2009. For compliance purposes, we have started the TRU registration process in California, and we are currently evaluating our options and alternatives for meeting these requirements in 2009 and over the next several years as the regulations gradually become effective.

     Various provisions of the North American Free Trade Agreement ("NAFTA") may alter the competitive environment for shipping into and out of Mexico. We believe we are sufficiently prepared to respond to the potential changes in cross-border trucking if U.S. regulations on international trade and truck transport became less restrictive with respect to the border shared by the United States and Mexico. We conduct a substantial amount of business in international freight shipments to and from the United States and Mexico (see Note 8 (Segment Information) in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) and continue preparing for various scenarios that may result. We believe we are one of the five largest truckload carriers in terms of the volume of freight shipments to and from the United States and Mexico.

Competition

     The trucking industry is highly competitive and includes thousands of trucking companies. The annual revenue of domestic trucking is estimated to be approximately $600 billion per year. We have a small share (estimated at approximately 1%) of the markets we target. Our Truckload segment competes primarily with other truckload carriers. Logistics companies, railroads, less-than-truckload carriers and private carriers also provide competition for both our Truckload and VAS segments.

     Competition for the freight we transport is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. We believe that few other truckload carriers have greater financial resources, own more equipment or carry a larger volume of freight than ours. We are one of the five largest carriers in the truckload transportation industry based on total operating revenues.

     The significant industry-wide accelerated purchase of new trucks in advance of the January 2007 EPA emissions standards for newly manufactured trucks contributed to excess truck capacity. The weakness in the housing and automotive sectors (each of which is not principally served by us) caused carriers dependent on these freight markets to aggressively compete in other freight markets that we serve. Weaker economic conditions in the last four months of 2008 resulted in customers shipping less freight, which we believe increased price competition for freight. During the same period in which truckload freight rates have been depressed, inflationary and operational cost pressures have challenged truckload carriers, particularly highly leveraged private carriers. In 2008, the industry experienced the highest number of carrier failures since 2001, which we believe can primarily be attributed to higher diesel fuel prices during the first half of 2008. If recent weaker economic conditions and tighter financing market conditions continue, additional trucking company failures are more likely, which could also help to balance the supply of trucks relative to demand over time.

Internet Website

     We maintain an Internet website where you can find additional information regarding our business and operations. The website address is www.werner.com. On the website, we make certain investor information available free of charge, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports filed under
Section 16 of the Securities Exchange Act of 1934 as amended ("Exchange Act") and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. This information is included on our website as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission ("SEC"). We also provide our corporate governance materials, such as Board committee charters and our Code of Corporate Conduct, on our website free of charge, and we may occasionally update these materials when necessary to comply with SEC and NASDAQ rules or to promote the effective and efficient governance of our company.

     Information provided on our website is not incorporated by reference into this Form 10-K.

ITEM 1A.  RISK FACTORS

     The following risks and uncertainties may cause our actual results, business, financial condition and cash flows to materially differ from those anticipated in the forward-looking statements included in this Form 10-K. Caution should be taken not to place undue reliance on forward-looking statements made herein because such statements speak only to the date they were made. We undertake no obligation to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events. Also refer to the Cautionary Note Regarding Forward-Looking Statements in Item 7 of Part II of this Form 10-K.

Our business is subject to overall economic conditions that could have a material adverse effect on our results of operations.
     We are sensitive to changes in overall economic conditions that impact customer shipping volumes. In 2008, the overall U.S. economy fluctuated and weakened in the last four months of the year. We believe that our customers, and retailers generally, responded to these financial market conditions by shipping less freight. We also believe other factors that may have contributed to lower customer shipping volumes and flat to lower freight rates were (i) inventory tightening and reductions by retailers and other customers, (ii) excess truck capacity and (iii) weakness in the retail, housing, and manufacturing sectors. When shipping volumes decline, pricing generally becomes more competitive as carriers compete for loads to maintain truck productivity. We may be negatively affected by future economic conditions including employment levels, business conditions, fuel and energy costs, interest rates and tax rates.

Increases in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability.
     Fuel prices in 2008 averaged 76 cents per gallon higher than 2007. Prices climbed in the first half of the year and fell during the last half of the year. When fuel prices rise rapidly, a negative earnings lag occurs because the cost of fuel rises immediately and the market indexes used to determine fuel surcharges increase at a slower pace. This was the trend during the first half of 2008. In a period of declining fuel prices, we generally experience a temporary favorable earnings effect because fuel costs decline at a faster pace than the market indexes used to determine fuel surcharge collections. This was the trend during the second half of 2008 as fuel prices decreased and resulted in temporarily lower net fuel expense, which partially offset uncompensated fuel costs resulting from truck idling, empty miles not billable to customers and out-of-route miles. If fuel prices remain stable or increase in the future, we do not expect the temporary favorable trend to continue. Fuel shortages, increases in fuel prices and petroleum product rationing can have a material adverse impact on our operations and profitability. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted.

Difficulty in recruiting and retaining qualified and student drivers and owner-operators could impact our results of operations and limit growth opportunities.
     At times, the trucking industry has experienced driver shortages. Driver availability may be affected by changing workforce demographics and alternative employment opportunities in the economy. However, recent weakness in the construction and automotive industries, trucking company failures and fleet reductions and a rising national unemployment rate continue to positively affect our driver availability and selectivity. Consequently, the driver recruiting and retention market has improved from a year ago. In addition, we believe our strong mileage utilization and financial strength are attractive to drivers when compared to other carriers. We anticipate that availability of drivers will remain high until current economic conditions improve. When economic conditions improve, competition for qualified drivers will likely increase, and we cannot predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

We operate in a highly competitive industry, which may limit growth opportunities and reduce profitability.
     The trucking industry is highly competitive and includes thousands of trucking companies. We estimate the ten largest truckload carriers have about 9% of the approximate $180 billion U.S. market we target. This competition could limit our growth opportunities and reduce our profitability. We compete primarily with other truckload carriers in our Truckload segment. Logistics companies, railroads, less-than-truckload carriers and private carriers also provide a lesser degree of competition in our Truckload segment, but such carriers are more direct competitors in our VAS segment. Competition for the freight we transport or manage is based primarily on service and efficiency and, to some degree, on freight rates alone.

We operate in a highly regulated industry. Changes in existing regulations or violations of existing or future regulations could adversely affect our operations and profitability.
     We are regulated by the DOT, the federal and provincial Transportation Departments in Canada, the SCT in Mexico and the Ministry of Transportation in China and may become subject to new or more comprehensive regulations mandated by these agencies. We are also regulated by agencies in certain U.S. states. These regulatory agencies have the authority and power to govern transportation-related activities, such as safety, financial reporting, authorization to conduct motor carrier operations and other matters. The subsidiaries of WGL have business licenses to operate as a U.S. NVOCC, U.S. Customs Broker, Class A Freight Forwarder in China, China NVOCC, TSA-approved Indirect Air Carrier and IATA Accredited Cargo Agent. The loss of any of these business licenses could adversely impact the operations of WGL.

     On  January  18, 2007, the FMCSA published an  NPRM  in  the
Federal Register on the trucking industry's use of EOBRs for compliance with HOS rules. Comments on the NPRM were to be received by April 18, 2007. On January 23, 2009, the FMCSA withdrew the proposed rule for reconsideration. We do not believe the rule, as proposed, would significantly affect our operations and profitability, and we will continue to monitor future developments.

     California has enacted restrictions on TRU emissions that require companies to operate compliant TRUs in California. On
January 9, 2009 the EPA issued California a waiver from preemption (as published in the Federal Register on January 16, 2009), which enables California to phase in its regulations over several years beginning July 17, 2009. For compliance purposes, we have started the TRU registration process in California, and we are currently evaluating our options and alternatives for meeting these requirements in 2009 and over the next several years as the regulations gradually become effective.

     As of January 2007, all newly manufactured truck engines must comply with the EPA's more stringent engine emissions standards. Trucks manufactured with the new engines produced under these 2007 standards have higher purchase prices, are less fuel-efficient and result in increased maintenance costs. A final set of more rigorous EPA emissions standards will become effective in January 2010 and apply to all new truck engines manufactured after that date. We are evaluating our options to prepare for compliance with the 2010 standards, but we are unable to predict at this time to what extent such standards will affect us or what the impact will be.

The  seasonal  pattern  generally  experienced  in  the  trucking industry may affect our periodic results during traditionally slower shipping periods and winter months.
     In the trucking industry, revenues generally show a seasonal pattern. Peak freight demand has historically occurred in the months of September, October and November; however, we have not experienced this seasonal increase in demand during the last three years. After the December holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. Our operating expenses have historically been higher in winter months primarily due to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs due to adverse winter weather conditions. We attempt to minimize the impact of seasonality by seeking additional freight from certain customers during traditionally slower shipping periods. Bad weather, holidays and the number of business days during a quarterly period can also affect revenue because revenue is directly related to the available working days of shippers.

We depend on key customers, the loss or financial failure of which may have a material adverse effect on our operations and profitability.
     A significant portion of our revenue is generated from key customers. During 2008, our top 5, 10 and 25 customers accounted for 24%, 39% and 61% of revenues, respectively. No customer exceeded 10% of our revenues in 2008, and our largest customer accounted for 6% of our revenues in 2008. We do not have long-term contractual relationships with many of our key non-dedicated customers. Our contractual relationships with our dedicated customers are typically one to three years in length and may be terminated upon 90 days' notice following the expiration of the contract's first year. We cannot provide any assurance that key customer relationships will continue at the same levels. If a significant customer reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers' financial condition for granting credit, monitor changes in customers' financial conditions on an ongoing basis, review individual past-due balances and collection concerns and maintain credit insurance for some customer accounts. However, a key customer's financial failure may negatively affect our results of operations.

We depend on the services of third-party capacity providers, the availability of which could affect our profitability and limit growth in our VAS segment.
     Our VAS segment is highly dependent on the services of third-party capacity providers, such as other truckload carriers, less-than-truckload carriers, railroads, ocean carriers and airlines. Many of those providers face the same economic challenges as us. Continued freight demand softness and the temporary increased truck supply caused by the industry truck pre-buy made it somewhat easier to find qualified truckload capacity to meet customer freight needs for our Brokerage operation in 2007. A large number of carrier failures in 2008 tightened capacity in the first half of 2008, making it more difficult to obtain capacity at a comparable margin to prior quarters. However, in recent months capacity became more readily available due to the weakened domestic economy. If we are unable to secure the services of these third-party capacity providers, our results of operations could be adversely affected.

Our earnings could be reduced by increases in the number of insurance claims, cost per claim, costs of insurance premiums or availability of insurance coverage.
     We are self-insured for a significant portion of liability resulting from bodily injury, property damage, cargo and employee workers' compensation and health benefit claims. This is supplemented by premium-based insurance with licensed insurance companies above our self-insurance level for each type of coverage. To the extent we experience a significant increase in the number of claims, cost per claim or costs of insurance premiums for coverage in excess of our retention amounts, our operating results would be negatively affected. A portion of our insurance coverage for the current and prior policy years is provided by insurance companies that are subsidiaries of American International Group, Inc. ("AIG"). These AIG insurance subsidiaries are regulated by various state insurance departments. We do not currently believe that financial issues affecting AIG will impact our current or prior insurance coverage or our ability to obtain coverage in the future.

Decreased demand for our used revenue equipment could result in lower unit sales, resale values and gains on sales of assets.
     We are sensitive to changes in used equipment prices and demand, especially with respect to tractors. We have been in the business of selling our company-owned trucks since 1992, when we formed our wholly-owned subsidiary Fleet Truck Sales. We have 16 Fleet Truck Sales locations throughout the United States. Carrier failures and company fleet reductions have increased the supply of used trucks for sale, while buyer demand for used trucks is weak due to the soft freight market and a shortage of available financing. Gains on sales of assets are reflected as a reduction of other operating expenses in our income statement and amounted to gains of $9.9 million in 2008, $22.9 million in 2007 and $28.4 million in 2006. If these market and demand conditions continue or deteriorate further, our gains on sales of assets could be negatively affected.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.
     In addition to direct regulation by the DOT, EPA and other agencies, we are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm-water. We operate in industrial areas, where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. We also maintain bulk fuel storage at several of our facilities. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

Difficulty in obtaining goods and services from our vendors and suppliers could adversely affect our business.
     We are dependent on our vendors and suppliers. We believe we have good vendor relationships and that we are generally able to obtain attractive pricing and other terms from vendors and suppliers. If we fail to maintain satisfactory relationships with our vendors and suppliers or if our vendors and suppliers experience significant financial problems, we could experience difficulty in obtaining needed goods and services because of production interruptions or other reasons. Consequently, our business could be adversely affected. One of our large fuel vendors declared bankruptcy in December 2008 and is continuing to operate its fuel stop locations post-bankruptcy. If this vendor were to reduce or eliminate truck stop locations in the future, we believe we have the ability to obtain fuel from other vendors at a comparable price.

We use our information systems extensively for day-to-day operations, and service disruptions could have an adverse impact on our operations.
     The efficient operation of our business is highly dependent on our information systems. Much of our software was developed internally or by adapting purchased software applications to our needs. We purchased redundant computer hardware systems and have our own off-site disaster recovery facility approximately ten miles from our headquarters for use in the event of a disaster. We took these steps to reduce the risk of disruption to our business operation if a disaster occurred.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     We  have  not received  any written comments from SEC  staff regarding  our periodic or current reports that were  issued  180 days or more preceding the end of our 2008 fiscal year and that remain unresolved.

ITEM 2.   PROPERTIES

     Our headquarters are located on approximately 197 acres near U.S. Interstate 80 west of Omaha, Nebraska, 107 acres of which are held for future expansion. Our headquarters office building includes a computer center, drivers' lounges, cafeteria and company store. The Omaha headquarters also includes a driver training facility, equipment maintenance and repair facilities and a sales office for selling used trucks and trailers. These maintenance facilities contain a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers, paint booth and reclaim center. Our headquarter facilities have suitable space available to accommodate planned needs for at least the next three to five years.

     We also have several terminals throughout the United States, consisting of office and/or maintenance facilities. Our terminal locations are described below:


Location                  Owned or Leased   Description                           Segment
-----------------------   ---------------   -----------------------------------   -------------------------
Omaha, Nebraska           Owned             Corporate headquarters, maintenance   Truckload, VAS, Corporate
Omaha, Nebraska           Owned             Disaster recovery, warehouse          Corporate
Phoenix, Arizona          Owned             Office, maintenance                   Truckload
Fontana, California       Owned             Office, maintenance                   Truckload
Denver, Colorado          Owned             Office, maintenance                   Truckload
Atlanta, Georgia          Owned             Office, maintenance                   Truckload, VAS
Indianapolis, Indiana     Leased            Office, maintenance                   Truckload
Springfield, Ohio         Owned             Office, maintenance                   Truckload
Allentown, Pennsylvania   Leased            Office, maintenance                   Truckload
Dallas, Texas             Owned             Office, maintenance                   Truckload, VAS
Laredo, Texas             Owned             Office, maintenance, transloading     Truckload, VAS
Lakeland, Florida         Leased            Office                                Truckload
El Paso, Texas            Owned             Office, maintenance                   Truckload
Ardmore, Oklahoma         Leased            Maintenance                           Truckload, VAS
Indianola, Mississippi    Leased            Maintenance                           Truckload, VAS
Scottsville, Kentucky     Leased            Maintenance                           Truckload, VAS
Fulton, Missouri          Leased            Maintenance                           Truckload, VAS
Tomah, Wisconsin          Leased            Maintenance                           Truckload
Newbern, Tennessee        Leased            Maintenance                           Truckload
Chicago, Illinois         Leased            Maintenance                           Truckload
Alachua, Florida          Leased            Maintenance                           Truckload, VAS
South Boston, Virginia    Leased            Maintenance                           Truckload, VAS
Garrett, Indiana          Leased            Maintenance                           Truckload


     We currently lease (i) approximately 60 small sales offices, Brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico, Canada and China. We own (i) a 96-room motel located near our Omaha headquarters; (ii) a 71-room private driver lodging facility at our Dallas terminal; (iii) four low-income housing apartment complexes in the Omaha area; (iv) a warehouse facility in Omaha; and (v) a terminal facility in Queretaro, Mexico, which we lease to a related party (see Note 7 in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). We also have 50% ownership in a 125,000 square-foot warehouse located near our headquarters in Omaha. The Fleet Truck Sales network currently has 16 locations, of which 13 are located in our terminals listed above and 3 are leased.

ITEM 3.   LEGAL PROCEEDINGS

     We are a party subject to routine litigation incidental to our business, primarily involving claims for bodily injury, property damage, cargo and workers' compensation incurred in the transportation of freight. We have maintained a self-insurance program with a qualified department of risk management professionals since 1988. These employees manage our bodily injury, property damage, cargo and workers' compensation claims. An actuary reviews our self-insurance reserves for bodily injury, property damage and workers' compensation claims every six months.

     We were responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving bodily injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, we increased our self-insured retention ("SIR") and deductible amount to $2.0 million per occurrence. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. The following table reflects the SIR/deductible levels and aggregate amounts of liability for bodily injury and property damage claims since August 1, 2005:


                                                    Primary Coverage
        Coverage Period          Primary Coverage    SIR/Deductible
------------------------------   ----------------   ----------------
August 1, 2005 - July 31, 2006     $5.0 million     $2.0 million (1)
August 1, 2006 - July 31, 2007     $5.0 million     $2.0 million (1)
August 1, 2007 - July 31, 2008     $5.0 million     $2.0 million (2)
August 1, 2008 - July 31, 2009     $5.0 million     $2.0 million (3)


(1) Subject to an additional $2.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (meaning that we were fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

(2)  Subject to an additional $8.0 million aggregate in the $2.0 to  $5.0 million layer and a $5.0 million aggregate in the  $5.0 to $10.0 million layer.

(3)  Subject to an additional $8.0 million aggregate in the $2.0 to  $5.0 million layer and a $4.0 million aggregate in the  $5.0 to $10.0 million layer.

     We  are  responsible  for workers' compensation up  to  $1.0 million per claim. Effective April 2007, we were no longer responsible for the additional $1.0 million aggregate for claims between $1.0 million and $2.0 million. We also maintain a $26.3 million bond and have insurance for individual claims above $1.0 million.

     Our primary insurance covers the range of liability under which we expect most claims to occur. If any liability claims are substantially in excess of coverage amounts listed in the table above, such claims are covered under premium-based policies (issued by insurance companies) to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage. See also Note 1 and Note 6 in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     During the fourth quarter of 2008, no matters were submitted to a vote of stockholders.

                             PART II

ITEM 5.   MARKET   FOR   REGISTRANT'S  COMMON   EQUITY,   RELATED
          STOCKHOLDER  MATTERS  AND ISSUER  PURCHASES  OF  EQUITY
          SECURITIES

Price Range of Common Stock

     Our common stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol "WERN". The following table sets forth, for the quarters indicated from January 1, 2007 through December 31, 2008, (i) the high and low trade prices per share of our common stock quoted on the NASDAQ Global Select MarketSM and (ii) our dividends declared per common share.


                                               Dividends
                                              Declared Per
                            High      Low     Common Share
                          -------   -------   ------------
         2008
         Quarter ended:
           March 31       $ 20.51   $ 15.26      $ .050
           June 30          21.12     17.54        .050
           September 30     28.78     17.72        .050
           December 31      22.34     14.92       2.150



                                               Dividends
                                              Declared Per
                            High      Low     Common Share
                          -------   -------   ------------
         2007
         Quarter ended:
           March 31       $ 20.92   $ 17.58      $ .045
           June 30          20.40     17.99        .050
           September 30     22.00     16.71        .050
           December 31      19.66     16.66        .050


     As of February 17, 2009, our common stock was held by 190 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low trade prices per share of our common stock in the NASDAQ Global Select MarketSM as of February 17, 2009 were $14.85 and $14.19, respectively.

Dividend Policy

     We have paid cash dividends on our common stock following each fiscal quarter since the first payment in July 1987. On December 5, 2008, we also paid a special cash dividend of $2.10 per common share payable to stockholders of record at the close of business on November 21, 2008. As a result of the special dividend, a total of approximately $150.3 million was paid on our
71.6 million common shares outstanding. We currently intend to continue paying dividends on a quarterly basis and do not currently anticipate any restrictions on our future ability to pay such dividends. However, we cannot give any assurance that dividends will be paid in the future because they are dependent on our earnings, financial condition and other factors.

Equity Compensation Plan Information

     For information on our equity compensation plans, please refer to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters).

Performance Graph

         Comparison of Five-Year Cumulative Total Return

      The following graph is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933 or the Exchange Act except to the extent we specifically request that such information be incorporated by reference or treated as soliciting material.

                [PERFORMANCE GRAPH APPEARS HERE]


                                     12/31/03   12/31/04   12/31/05   12/31/06   12/31/07   12/31/08
                                     --------   --------   --------   --------   --------   --------
Werner Enterprises, Inc. (WERN)       $ 100      $ 117      $ 102      $  92      $  90      $ 105
Standard & Poor's 500                 $ 100      $ 111      $ 116      $ 135      $ 142      $  90
NASDAQ Trucking Group (SIC Code 42)   $ 100      $ 146      $ 144      $ 135      $ 128      $ 118


     Assuming the investment of $100.00 on December 31, 2003 and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor's 500 Market Index and an index of other companies included in the trucking industry (NASDAQ Trucking Group - Standard Industrial Classification Code 42) over the same period. Our stock price was $17.34 as of December 31, 2008. This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2008.

Purchases  of  Equity  Securities by the  Issuer  and  Affiliated
Purchasers

     On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the "Company") is authorized to repurchase. Under this new authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of December 31, 2008, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     No shares of common stock were repurchased during the fourth quarter of 2008 by either the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.


(In thousands, except per share amounts)

                                                2008         2007         2006         2005         2004
                                             ----------   ----------   ----------   ----------   ----------
Operating revenues                           $2,165,599   $2,071,187   $2,080,555   $1,971,847   $1,678,043
Net income                                       67,580       75,357       98,643       98,534       87,310
Diluted earnings per share                          .94         1.02         1.25         1.22         1.08
Cash dividends declared per share                 2.300         .195         .175         .155         .130
Return on average stockholders' equity (1)          8.1%         8.8%        11.3%        12.1%        11.9%
Return on average total assets (2)                  5.0%         5.4%         7.1%         7.6%         7.5%
Operating ratio (consolidated) (3)                 94.8%        93.4%        92.1%        91.7%        91.6%
Book value per share (4)                          10.42        11.83        11.55        10.86         9.76
Total assets                                  1,275,318    1,321,408    1,478,173    1,385,762    1,225,775
Total debt                                       30,000            -      100,000       60,000            -
Stockholders' equity                            745,530      832,788      870,351      862,451      773,169



(1) Net income expressed as a percentage of average stockholders' equity. Return on equity is a measure of a corporation's profitability relative to recorded shareholder investment.
(2) Net income expressed as a percentage of average total assets. Return on assets is a measure of a corporation's profitability relative to recorded assets.
(3) Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(4) Stockholders' equity divided by common shares outstanding as of the end of the period. Book value per share indicates the dollar value remaining for common shareholders if all assets were liquidated at recorded amounts and all debts were paid at the recorded amounts.

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

Cautionary Note Regarding Forward-Looking Statements:

     This annual report on Form 10-K contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in this Item 7, (Management's Discussion and Analysis of Financial Condition and Results of Operations,) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as "anticipate," "believe,"
"estimate," "expect," "intend," "plan," "project" and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A, (Risk Factors). Readers should not unduly rely on the forward-looking statements included in this Form 10-K because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Overview:

     We operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our VAS segment). Although our business volume is not highly concentrated, we may also be affected by our customers' financial failures or loss of customer business.

     Operating revenues consist of (i) trucking revenues generated by the six operating fleets in the Truckload segment (Dedicated, Regional, Van, Expedited, Temperature-Controlled and Flatbed) and (ii) non-trucking revenues generated primarily by the four operating units within our VAS segment (Brokerage, Freight Management, Intermodal and International). Our Truckload segment also includes a small amount of non-trucking revenues, consisting primarily of the portion of shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. Non-trucking revenues reported in the operating statistics table include those revenues generated by the VAS and Truckload segments. Trucking revenues accounted for 86% of total operating revenues in 2008, and non-trucking and other operating revenues accounted for 14%.

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

     Our most significant resource requirements are company drivers, owner-operators, tractors, trailers and equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). To mitigate our risk to fuel price increases, we recover additional fuel surcharges from our customers that recoup a majority, but not all, of the increased fuel costs; however, we cannot assure you that current recovery levels will continue in future periods. Our financial results are also affected by company driver and owner-operator availability and the market for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims, workers' compensation benefits and health claims for our employees (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

     The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to owner-operators (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles generated. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for 2008 to 2007, several industry-wide issues could cause costs to increase in 2009. These issues include a softer freight market, changing fuel prices, higher new truck purchase prices and a weaker used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The
Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

     We provide non-trucking services primarily through the four operating units within our VAS segment. Unlike our Truckload segment, the VAS segment is less asset-intensive and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense item related to the VAS segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses include salaries, wages and benefits and computer hardware and software depreciation. We evaluate VAS by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage.

Results of Operations:

     The  following  table  sets  forth  certain  industry   data
regarding our freight revenues and operations for the periods indicated.


                                   2008          2007          2006          2005          2004
                               -----------   -----------   -----------   -----------   -----------
Trucking revenues, net of
  fuel surcharge (1)           $ 1,430,560   $ 1,483,164   $ 1,502,827   $ 1,493,826   $ 1,378,705
Trucking fuel surcharge
  revenues (1)                     442,614       301,789       286,843       235,690       114,135
Non-trucking revenues,
  including VAS (1)                273,896       268,388       277,181       230,863       175,490
Other operating revenues (1)        18,529        17,846        13,704        11,468         9,713
                               -----------   -----------   -----------   -----------   -----------
  Operating revenues (1)       $ 2,165,599   $ 2,071,187   $ 2,080,555   $ 1,971,847   $ 1,678,043
                               ===========   ===========   ===========   ===========   ===========

Operating ratio
  (consolidated) (2)                  94.8%         93.4%         92.1%         91.7%         91.6%
Average revenues per tractor
  per week (3)                 $     3,427   $     3,341   $     3,300   $     3,286   $     3,136
Average annual miles per
  tractor                          121,974       118,656       117,072       120,912       121,644
Average annual trips per
  tractor                              197           184           175           187           185
Average trip length in
  miles (loaded)                       538           558           581           568           583
Total miles (loaded and
  empty) (1)                       979,211     1,012,964     1,025,129     1,057,062     1,028,458
Average revenues per total
  mile (3)                     $     1.461   $     1.464   $     1.466   $     1.413   $     1.341
Average revenues per loaded
  mile (3)                     $     1.686   $     1.692   $     1.686   $     1.609   $     1.511
Average percentage of empty
  miles (4)                           13.3%         13.5%         13.1%         12.2%         11.3%
Average tractors in service          8,028         8,537         8,757         8,742         8,455
Total tractors (at year end):
   Company                           7,000         7,470         8,180         7,920         7,675
   Owner-operator                      700           780           820           830           925
                               -----------   -----------   -----------   -----------   -----------
      Total tractors                 7,700         8,250         9,000         8,750         8,600
                               ===========   ===========   ===========   ===========   ===========

Total trailers (Truckload and
  Intermodal, at year end)          24,940        24,855        25,200        25,210        23,540
                               ===========   ===========   ===========   ===========   ===========


(1) Amounts in thousands.
(2)  Operating expenses expressed as a percentage  of  operating
revenues.   Operating ratio is a common measure in the  trucking
industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.
(4) Miles without trailer cargo.

     The  following  table  sets forth  the  revenues,  operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $8.6 million in 2008, $10.0 million in 2007 and $11.2 million in 2006, as described on page 18.


                                                              2008               2007               2006
                                                       -----------------  -----------------  -----------------
Truckload Transportation Services (amounts in 000's)       $         %        $         %        $         %
----------------------------------------------------   -----------------  -----------------  -----------------
Revenues                                               $1,881,803  100.0  $1,795,227  100.0  $1,801,090  100.0
Operating expenses                                      1,786,789   95.0   1,673,619   93.2   1,644,581   91.3
                                                       ----------         ----------         ----------
Operating income                                       $   95,014    5.0  $  121,608    6.8  $  156,509    8.7
                                                       ==========         ==========         ==========


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


                                                              2008               2007               2006
                                                       -----------------  -----------------  -----------------
Truckload Transportation Services (amounts in 000's)       $         %        $         %        $         %
----------------------------------------------------   -----------------  -----------------  -----------------
Revenues                                               $1,881,803         $1,795,227         $1,801,090
Less: trucking fuel surcharge revenues                    442,614            301,789            286,843
                                                       ----------         ----------         ----------
Revenues, net of fuel surcharges                        1,439,189  100.0   1,493,438  100.0   1,514,247  100.0
                                                       ----------         ----------         ----------
Operating expenses                                      1,786,789          1,673,619          1,644,581
Less: trucking fuel surcharge revenues                    442,614            301,789            286,843
                                                       ----------         ----------         ----------
Operating expenses, net of fuel surcharges              1,344,175   93.4   1,371,830   91.9   1,357,738   89.7
                                                       ----------         ----------         ----------
Operating income                                       $   95,014    6.6  $  121,608    8.1  $  156,509   10.3
                                                       ==========         ==========         ==========


     The  following  table  sets  forth the  VAS  segment's  non-
trucking revenues, rent and purchased transportation expense, other operating expenses and operating income. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party transportation costs), insurance, communications and utilities and other operating expense categories.


                                                              2008               2007               2006
                                                       -----------------  -----------------  -----------------
Value Added Services (amounts in 000's)                    $         %        $         %        $         %
---------------------------------------                -----------------  -----------------  -----------------
Revenues                                               $  265,262  100.0  $  258,433  100.0  $  265,968  100.0
Rent and purchased transportation expense                 225,498   85.0     224,667   86.9     240,800   90.5
                                                       ----------         ----------         ----------
Gross margin                                               39,764   15.0      33,766   13.1      25,168    9.5
Other operating expenses                                   25,194    9.5      21,348    8.3      17,747    6.7
                                                       ----------         ----------         ----------
Operating income                                       $   14,570    5.5  $   12,418    4.8  $    7,421    2.8
                                                       ==========         ==========         ==========


2008 Compared to 2007
---------------------

Operating Revenues

     Operating revenues increased 4.6% in 2008 compared to 2007. Excluding fuel surcharge revenues, trucking revenues decreased 3.5% due primarily to a 6.0% decrease in the average number of tractors in service (as discussed further below), partially offset by a 2.8% increase in average annual miles per tractor.

     The truckload freight market, as measured by our overall pre-booked percentage of loads to trucks ("pre-books"), was softer during most of 2008 compared to 2007. Freight demand was lower the first five months of 2008 compared to the first five months of 2007. In June 2008, freight volumes improved and exceeded those of June 2007 but were approximately the same in third quarter 2008 compared to third quarter 2007. During fourth quarter 2008, freight volumes declined and were significantly lower than fourth quarter 2007.

     The industry-wide accelerated purchase of new trucks in advance of the 2007 EPA engine emissions standards contributed to excess truck capacity that partially disrupted the supply and demand balance during early 2008. These excess trucks along with a weakening economy resulted in lower freight volumes during the first five months of 2008 compared to 2007. Fuel prices increased significantly beginning in late February 2008 and peaked in July 2008, contributing to an increase in trucking company failures. We believe these failures resulted in a more even balance of truck supply to freight demand, which caused pre-books in June 2008 to exceed those in June 2007 and pre-books during third quarter 2008 to be flat compared to third quarter 2007. A very weak retail environment combined with extremely soft housing and manufacturing markets resulted in fewer available shipments during fourth quarter 2008 compared to fourth quarter 2007. Fuel prices also decreased significantly during fourth quarter 2008, resulting in fewer trucking company failures during fourth quarter 2008.

     Freight demand softness caused by the weak economy and excess truck capacity made for a challenging freight market during much of 2008. We believe these factors increased price competition for freight in the spot market as carriers competed for loads to maintain truck productivity. Our Van fleet has the most exposure to the spot freight market and faced the most operational and competitive challenges. As a result, to better match the volume of freight with the number of trucks and improve profitability, we reduced the size of this fleet by 750 trucks in 2008, including a reduction of 500 trucks during fourth quarter 2008. This decrease in the Van fleet was partially offset by an increase in trucks in the more profitable Regional and Expedited fleets, as total trucks decreased by 550 during 2008. As freight demand deteriorated during fourth quarter 2008 and into January 2009, we reduced the Van fleet by an additional 150 trucks in January 2009. Since March 2007, we have reduced the Van fleet from 3,000 trucks to about 1,350 trucks (a reduction of 1,650 trucks).

     To-date in 2009, the freight market remains very challenging and demand continues to be lower than a year ago. January and February freight demand is very depressed, and we continue to see the freight market weaken, even after considering the significant fleet reduction we implemented in fourth quarter 2008 and January 2009.

     The average percentage of empty miles decreased to 13.3% in 2008 from 13.5% in 2007. This decrease was the result of a decrease in the average empty miles percentage related to the Dedicated fleets. These fleets generally operate according to arrangements under which we provide trucks and/or trailers for a specific customer's exclusive use. Under nearly all of these arrangements, Dedicated customers pay us on an all-mile basis (regardless of whether trailers are loaded or empty) to obtain guaranteed truck and/or trailer capacity. For freight management and statistical reporting purposes, we classify a mile without cargo in the trailer as an "empty mile" or "deadhead mile." If we excluded the Dedicated fleet, the average empty mile percentage would be 12.4% in 2008 and 11.8% in 2007. This increase resulted from the weaker freight market and more regional shipments with shorter lengths of haul.

     Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues increased to $442.6 million in 2008 from $301.8 million in 2007 in response to higher average fuel prices in 2008. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to
(i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. Our fuel surcharge standard is a one (1.0) cent per mile rate increase for every five (5.0) cent per gallon increase in the DOE weekly retail on-highway diesel prices. This standard is used for many fuel surcharge programs. Some customers also have their own fuel surcharge standard program for carriers. These programs enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because of empty miles not billable to customers, out-of-route miles, truck idle time and the volatility of fuel prices when prices change rapidly in short time periods. Also, in a rapidly rising fuel price market, there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel.

     VAS  revenues  are generated  by its four  operating  units:
Brokerage, Freight Management, Intermodal and International. VAS revenues increased 3% to $265.3 million in 2008 from $258.4 million in 2007 due to an increase in Brokerage, Intermodal and International revenues. This growth was partially offset by a structural change to a customer's continuing third-party carrier arrangement that became effective in July 2007. Consequently, we began reporting VAS revenues for this customer on a net basis (revenues net of purchased transportation expense) rather than on a gross basis. This change affected the reporting of VAS revenues and purchased transportation expenses for this customer in third quarter 2007 and subsequent periods. This reporting change resulted in a reduction in VAS revenues and VAS rent and purchased transportation expense of $36.3 million comparing 2008 to 2007. This reporting change had no impact on the dollar amount of VAS gross margin or operating income. Excluding the affected freight revenues for this customer from 2007 revenues, VAS revenues grew 19% in 2008 compared to 2007. VAS gross margin dollars increased 18% during 2008 compared to 2007 due to an improvement in the gross margin percentage in the Intermodal and International units offset by a decrease in the Brokerage unit gross margin percentage.

     Brokerage revenues increased 21% in 2008 compared to 2007, but the Brokerage gross margin percentage and operating income percentage declined. These declines were due to (i) fuel price declines during the second half of 2008 and (ii) the tightening of truckload capacity in the first half of 2008 due to increased carrier failures, which made it more challenging for Brokerage to obtain qualified third-party carriers at a comparable margin to 2007. Intermodal revenues increased by 21%, and its operating income percentage also improved. International, formed in July 2006, revenues grew 86%, and it achieved an improved gross margin percentage. Freight Management successfully distributed freight to other operating divisions and continues to secure new customer business awards that generate additional freight opportunities across all company business units.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.8% in 2008 compared to 93.4% in 2007. Expense items that impacted the overall operating ratio are described on the following pages. As explained on page 21, the total company operating ratio for 2008 was 140 basis points higher than 2007 due to the significant increase in fuel expense and recording the related fuel surcharge revenues on a gross basis. The tables on pages 20-21 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from year to year.


                                                         Increase
                                                        (Decrease)
                                          2008     2007  per Mile
                                       ----------------------------
     Salaries, wages and  benefits       $.574    $.571    $.003
     Fuel                                 .518     .401     .117
     Supplies and maintenance             .158     .150     .008
     Taxes and licenses                   .112     .115    (.003)
     Insurance and claims                 .106     .092     .014
     Depreciation                         .166     .159     .007
     Rent and purchased transportation    .175     .160     .015
     Communications and utilities         .020     .020     .000
     Other                               (.004)   (.016)    .012


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 11.9% in 2008 compared to 12.3% in 2007. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 0.6 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.2 cents; (ii) fuel,
0.3 cents; and (iii) depreciation, 0.1 cent.

     Salaries,  wages  and  benefits  in  the  Truckload  segment increased 0.3 cents per mile on a total mile basis in 2008 compared to 2007. This increase is primarily attributed to higher student pay (average active trainer teams increased 13%), higher workers' compensation expense and, as discussed above, the shift from rent and purchased transportation to salaries, wages and benefits because of the decrease in owner-operator miles as a percentage of total miles. Within the Truckload segment, these cost increases were offset partially by lower non-driver pay for office and equipment maintenance personnel (due to efficiency and cost control improvements) and lower group health insurance costs. Non-driver salaries, wages and benefits increased in the non-trucking VAS segment due to growth in the VAS segment.

     The qualified and student driver recruiting and retention markets improved in 2008 compared to 2007. The weakness in the construction and automotive industries, trucking company failures and fleet reductions and a rising national unemployment rate continue to positively affect our driver availability and selectivity. In addition, we believe our strong mileage utilization and financial strength are attractive to drivers when compared to other carriers. We anticipate that availability of drivers will remain strong until current economic conditions improve. When economic conditions improve, competition for qualified drivers will likely increase, and we cannot predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel increased 11.7 cents per mile for the Truckload segment due primarily to higher average diesel fuel prices offset partially by fuel efficiency improvements. Average fuel prices in 2008 were 76 cents per gallon higher than in 2007, a 34% increase. Average monthly fuel prices in 2008 were higher than those in the comparable months of 2007 for the first ten months, with the amount of change over 2007 increasing steadily through June 2008 ($1.70 per gallon higher than June 2007). Fuel prices began to fall in July 2008 and fell below the 2007 levels in the last two months of 2008 (December 2008 prices were $1.16 per gallon lower than December 2007). Average fuel prices to-date in 2009 have been $1.27 per gallon lower than the same period of 2008.

     During 2008, we implemented numerous initiatives to improve fuel efficiency and our fuel miles per gallon ("mpg"). These initiatives include (i) reducing truck engine idle time, (ii) lowering non-billable miles, (iii) increasing the percentage of aerodynamic, more fuel efficient trucks in the company truck fleet and (iv) installing APUs in company trucks. Truck engine idle time percentages can be affected by seasonal weather patterns (such as warm summer months and cold winter months) that prompt drivers to idle the engine to provide air conditioning or heating for comfort during non-driving periods. Thus, engine idle time percentages for trucks without APUs may be higher (and fuel mpg may be lower as a result) during the summer and winter months as compared to temperate spring and fall months. APUs provide an alternate source to power heating and air conditioning systems when the main engine is not operating, and APUs consume significantly less diesel fuel than idling the main engine. As of December 31, 2008, we had installed APUs in approximately 50% of the company-owned truck fleet. As a result of these initiatives, we improved our company truck average mpg by 4.3% in 2008 compared to 2007. This mpg improvement resulted in the purchase of 7.0 million fewer gallons of diesel fuel in 2008 than in 2007. This equates to a reduction of approximately 77,000 tons of carbon dioxide emissions. As we purchase new trucks, we intend to continue installing APUs and taking part in other environmentally conscious initiatives, such as our active participation in the SmartWay Transport Partnership program of the EPA.

     We have historically been successful recouping a majority, but not all, of fuel cost increases through our fuel surcharge program. The remaining portion not recouped is caused by the impact of operational costs such as truck idling, empty miles, and out-of-route miles for which we are not compensated. Each year in the prior four years, rising fuel costs (net of fuel surcharge collections) had a negative impact on our operating income when compared to the previous year. The total negative impact on our operating income due to fuel expense, net of fuel surcharge collections, during 2004 to 2008 was approximately $72 million.

     When fuel prices rise rapidly, a negative earnings lag occurs because the cost of fuel rises immediately and the market indexes used to determine fuel surcharges increase at a slower pace. As a result, during these rising fuel price periods, the negative impact of fuel on our financial results is more significant. This was the trend during the first two quarters of 2008. In a period of declining fuel prices, we generally experience a temporary favorable earnings effect because fuel costs decline at a faster pace than the market indexes used to determine fuel surcharge collections. This trend began during third quarter 2008 as fuel prices began to decrease but had a larger impact during fourth quarter 2008 when fuel prices decreased over $1.70 per gallon from the end of third quarter 2008 to the end of fourth quarter 2008. This resulted in temporarily lower net fuel expense that helped to offset uncompensated fuel costs from truck idling, empty miles not billable to customers, and out-of-route miles. If fuel prices stabilize or increase in the future, we do not expect the temporary favorable trend to continue.

     Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

     Supplies and maintenance for the Truckload segment increased
0.8 cents (5%) per total mile in 2008 compared to 2007. An increase in the average age of our company truck fleet from 2.1 years at December 31, 2007 to 2.5 years at December 31, 2008 caused an increase in maintenance cost per mile. The higher average age of the truck fleet results in more maintenance that is not covered by warranty. In addition to the higher average truck age, a higher percentage of the repairs was performed over-the-road as a result of the decrease in our equipment maintenance personnel (see previous discussion of salaries, wages and benefits). Over-the-road vendors also raised their labor and parts rates during 2008, which contributed to the increase in maintenance costs. The prices of some parts purchased from over-the-road vendors, as well as those purchased for use in our shops, increased in 2008 because of higher commodity prices.

     Taxes and licenses for the Truckload segment decreased 0.3 cents per total mile in 2008 compared to 2007 due to a decrease in fuel taxes per mile resulting from the improvement in the company truck mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.

     Insurance and claims for the Truckload segment increased from 9.2 cents per total mile in 2007 to 10.6 cents per total mile in 2008 (an increase of 1.4 cents per total mile). Of this increase, 1.2 cents per total mile relates to unfavorable claims development on larger claims that occurred in years prior to 2008 offset partially by lower large claims incurred in 2008. The development of these prior year claims will limit further negative development on other large claims in these same policy years as we have now met our annual aggregates in some of these older policy years. We renewed our liability insurance policies on August 1, 2008 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. The annual aggregate for claims between $5.0 million and $10.0 million was lowered from $5.0 million to $4.0 million effective with the new policy year beginning August 1, 2008. See Item 3 (Legal Proceedings) for information on our bodily injury and property damage coverage levels since August 1, 2005. Our liability insurance premiums for the policy year beginning August 1, 2008 are slightly lower than the previous policy year.

     Depreciation expense for the Truckload segment increased 0.7 cents per total mile in 2008 compared to 2007. This increase was due primarily to depreciation of the APUs installed on company trucks and, to a lesser extent, to higher costs of tractors purchased during 2008 and a higher ratio of trailers to tractors resulting from the reduction of our fleet. The APU depreciation expense is offset by lower fuel costs because tractors with APUs generally consume less fuel during periods of idle. Higher average miles per tractor during 2008 compared to 2007 has the effect of lowering this fixed cost when evaluated on a per-mile basis and offset a portion of the increases discussed above.

     Depreciation expense was historically affected by the engine emissions standards imposed by the EPA that became effective in October 2002 and applied to all new trucks purchased after that time, resulting in increased truck purchase costs. Depreciation expense is affected because in January 2007, a second set of more strict EPA engine emissions standards became effective for all newly manufactured truck engines. Compared to trucks with engines produced before 2007, the trucks with new engines manufactured under the 2007 standards have higher purchase prices. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. The engines in our fleet of company-owned trucks as of December 31, 2008 consist of 78% Caterpillar, 14% Detroit

Diesel, 7% Mercedes Benz and 1% Cummins. In June 2008, Caterpillar announced it will not produce on-highway engines for use in the United States that will comply with new EPA engine emissions standards that become effective in January 2010 but will continue to sell on-highway engines internationally. Caterpillar also announced it is pursuing a strategic alliance with Navistar. Approximately one million trucks in the U.S. domestic market have Caterpillar heavy-duty engines, and Caterpillar has stated it will fully support these engines going forward.

     Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to owner-operators in the Truckload segment. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 85.0% in 2008 compared to 86.9% in 2007. As discussed on page 22, the VAS segment's rent and purchased transportation expense was affected by a structural change to a large VAS customer's continuing third-party carrier arrangement that became effective in July 2007. That change resulted in a reduction in VAS revenues and VAS rent and purchased transportation expense of $36.3 million from 2007 to 2008. Excluding the rent and purchased transportation expense for this customer, the dollar amount of this expense increased for the VAS segment by 20% compared to an increase in VAS revenues of 19%.

     Rent and purchased transportation for the Truckload segment increased 1.5 cents per total mile in 2008 due primarily to increased fuel prices that necessitated higher reimbursements to owner-operators for fuel during most of 2008 compared to 2007, offset slightly by a decrease in the percentage of owner-operator truck miles versus company truck miles. Fuel reimbursements to owner-operators amounted to $53.0 million in 2008 compared to $36.0 million in 2007. These higher fuel reimbursements resulted in an increase of 1.7 cents per total mile. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and owner-operator trucks. Challenging operating conditions continue to make owner-operator recruitment and retention difficult for us. Such conditions include inflationary cost increases that are the responsibility of owner-operators, higher fuel prices and a shortage of financing. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any decrease in the number of owner-operators. If a shortage of owner-operators and company drivers occurs, increases in per mile settlement rates (for owner-operators) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we did not obtain corresponding freight rate increases.

     Other operating expenses for the Truckload segment increased
1.2 cents per mile in 2008. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses, including costs to prepare the equipment for sale. Gains on sales of assets decreased to $9.9 million in 2008 from $22.9 million in 2007, or a reduction of 1.2 cents per mile. We believe Fleet Truck Sales demand softened during 2008 due to the softer freight market and higher fuel prices. At the same time, carrier failures and company fleet reductions increased the supply of used trucks for sale. We expect this to continue, which will likely have a continued negative impact on the amount of our gains on sales. We continued to sell our oldest van trailers that are fully depreciated and we expect to continue doing so in 2009, although the market for used trailers has also softened. Our wholly-owned subsidiary and used truck retail network, Fleet Truck Sales, is one of the largest Class 8 truck sales entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers.

Other Expense (Income)

     We recorded $0.1 million of interest expense in 2008 versus $3.0 million of interest expense in 2007. Our average outstanding debt per month in 2007 was over $45 million, while in 2008 we had no outstanding debt until the end of November 2008. We had $30.0 million of debt outstanding and cash and cash equivalents of $48.6 million at December 31, 2008, for a net cash position of $18.6 million. Our interest income was $4.0 million in 2008 and 2007. Our average cash and cash equivalents balance was higher in 2008 than in 2007, but the average interest rate earned on these funds was lower in 2008.

Income Taxes

     Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 42.3% for 2008 versus 45.1% for 2007. During fourth quarter 2007, we reached a tentative settlement agreement with an Internal Revenue Service ("IRS") appeals officer regarding a significant tax deduction based on a timing difference between financial reporting and tax reporting for our 2000 to 2004 federal income tax returns. During fourth quarter 2007, we accrued the estimated cumulative interest charges, net of income taxes, of $4.0 million for the anticipated settlement of this matter. The IRS finalized the settlement during third quarter 2008, and we paid the IRS the federal accrued interest at the beginning of October 2008. We filed amended state returns reporting the IRS settlement changes to the states where required during fourth quarter 2008. We are now working with those states to settle our state interest liabilities. Our total payments during 2008, before considering the tax benefit from the deductibility of these payments, were $4.9 million for federal and $0.4 million to various states. We expect to pay about $1 million to settle the remaining state liabilities. Our policy is to recognize interest and penalties directly related to income taxes as additional income tax expense. See also Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

     Freight demand softness and the temporary increase in the supply of trucks caused by the industry truck pre-buy made for challenging freight market conditions during 2007. In mid-March 2007, we began reducing our Van fleet by a total of 250 trucks to better match the volume of freight with the capacity of trucks and to improve profitability. This fleet has the greatest exposure to the spot freight market and faced the most operational and competitive challenges. By the latter part of April 2007, this initial Van fleet reduction goal was achieved, but we had not yet achieved the desired balance of trucks and freight. As a result, we decided to further reduce our Van fleet by an additional 400 trucks, which we completed by the end of June 2007. We were able to transfer a portion of our Van fleet trucks to other more profitable fleets. The net impact to our total fleet was an approximate 500-truck reduction from mid-March 2007 to the end of June 2007. Beginning in the second week of November 2007, we reduced our Van fleet by an additional 100 trucks due to further weakness in the Van market. This resulted in a cumulative 750-truck reduction of our Van fleet from mid-March 2007 to December 2007.

     The average percentage of empty miles increased to 13.5% in 2007 from 13.1% in 2006. This increase resulted from the weaker freight market, a higher percentage of Dedicated trucks in the total fleet and more regional shipments with shorter lengths of haul. If we excluded the Dedicated fleet, the average empty mile percentage would be 11.8% in 2007 and 10.8% in 2006.

     Fuel surcharge revenues increased to $301.8 million in 2007 from $286.8 million in 2006 in response to higher average fuel prices in 2007.

     VAS revenues decreased 2.8% to $258.4 million in 2007 from $266.0 million in 2006 due to a structural change to a customer's continuing third-party carrier arrangement, offset partially by an increase in Brokerage and International revenues. VAS gross margin dollars increased 34.2% for the same period due to an improvement in the gross margin percentage in the Brokerage and

Intermodal  divisions.   The  structural  change  resulted  in  a
reduction in VAS revenues and VAS rent and purchased transportation expense of $38.5 million comparing the second half of 2006 to the second half of 2007. This change had no impact on the dollar amount of VAS gross margin or operating income. Excluding the affected freight revenues for this customer, VAS revenues grew 13% in 2007 compared to 2006.

Operating Expenses

     Our operating ratio was 93.4% in 2007 compared to 92.1% in 2006. Expense items that impacted the overall operating ratio are described on the following pages. As explained on page 21, the total company 2007 operating ratio was 110 basis points higher due to the significant increase in fuel expense and recording the related fuel surcharge revenues on a gross basis. The tables on pages 20-21 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the years indicated.


                                                         Increase
                                                        (Decrease)
                                          2007     2006  per Mile
                                       ----------------------------
     Salaries, wages and benefits        $.571    $.564    $.007
     Fuel                                 .401     .377     .024
     Supplies and maintenance             .150     .145     .005
     Taxes and licenses                   .115     .114     .001
     Insurance and claims                 .092     .090     .002
     Depreciation                         .159     .158     .001
     Rent and purchased transportation    .160     .150     .010
     Communications and utilities         .020     .019     .001
     Other                               (.016)   (.013)   (.003)


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

     The driver recruiting and retention market was less difficult in 2007 than in the 2006 due to improved driver availability. The weakness in the housing market and the Van fleet reduction contributed favorably to our driver recruiting and retention efforts.

     Fuel increased 2.4 cents per mile for the Truckload segment due primarily to higher average diesel fuel prices. Average fuel prices in 2007 were 20 cents per gallon, or 10%, higher than in
2006. Higher net fuel costs had a nine cent negative impact on earnings per share in 2007 compared to 2006. We include all of the following items when calculating fuel's impact on earnings for both periods: (i) average fuel price per gallon, (ii) fuel reimbursements paid to owner-operator drivers, (iii) mpg and (iv) offsetting fuel surcharge revenues from customers.

     During third quarter 2006, truckload carriers transitioned a gradually increasing portion of their diesel fuel consumption from low sulfur diesel fuel to ultra-low sulfur diesel ("ULSD") fuel. This transition occurred because fuel refiners were required to meet the EPA-mandated 80% ULSD threshold by October 15, 2006. Preliminary estimates indicated that ULSD would result in a 1-3% degradation in mpg for all trucks due to the lower energy content (btu) of ULSD. Since the transition occurred, the result is an approximate 2% degradation of mpg. We believe that other factors which impact mpg, including increasing the percentage of aerodynamic trucks in our company truck fleet, have offset the negative mpg impact of ULSD.

     Supplies and maintenance for the Truckload segment increased
0.5 cents (3%) per total mile in 2007 compared to 2006. Higher over-the-road tractor repairs and maintenance were the primary cause of this increase because the increased percentage of Dedicated fleet trucks requires more repairs to be performed off-site rather than at our terminals. In addition, the average age of our company-owned truck fleet increased to 2.1 years at December 31, 2007 compared to 1.3 years at December 31, 2006. A portion of this increase was offset by lower non-driver salaries, wages and benefits from a decrease in maintenance personnel, as previously noted. Our trailer repair costs were slightly lower in 2007 than in 2006 because the purchase of new van trailers to replace our oldest van trailers lowered the average age of our trailer fleet.

     Insurance and claims for the Truckload segment did not change significantly from 2006 to 2007, increasing just 0.2 cents (2%) on a per-mile basis. We renewed our liability insurance policies on August 1, 2007 and became responsible for an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. During the policy year that ended July 31, 2007, we were responsible for a lower $2.0 million aggregate for claims between $2.0 million and $3.0 million and no aggregate (meaning that we were fully insured) for claims between $3.0 million and $5.0 million. See Item 3 (Legal Proceedings) for information on our bodily injury and property damage coverage levels since August 1, 2005. Our liability insurance premiums for the policy year beginning August 1, 2007 are slightly lower than the previous policy year.

     Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to owner-operators in the Truckload segment. As discussed on page 27, the VAS segment's rent and purchased transportation expense decreased in response to a structural change to a large VAS customer's continuing arrangement regarding third-party carriers. That change resulted in a reduction in VAS revenues and VAS rent and purchased transportation expense of $38.5 million comparing the second half of 2006 to the second half of 2007. Excluding the rent and purchased transportation expense for this customer, the dollar amount of this expense increased for the VAS segment, similar to VAS revenues. These expenses generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 86.9% in 2007 compared to 90.5% in 2006.

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

Other Expense (Income)

     We recorded $3.0 million of interest expense in 2007 versus $1.2 million of interest expense in 2006 because our average debt levels were higher in 2007. We had no debt outstanding at December 31, 2007. Our interest income decreased to $4.0 million in 2007 from $4.4 million in 2006.

Income Taxes

     Our effective income tax rate was 45.1% for 2007 versus 41.1% for 2006. During fourth quarter 2007, we reached a tentative settlement agreement with an IRS appeals officer regarding a significant timing difference deduction between financial reporting and tax reporting for our 2000 to 2004 federal income tax returns. We accrued the estimated cumulative interest charges, net of income taxes, of $4.0 million for the anticipated settlement of this matter. Our policy is to recognize interest and penalties directly related to income taxes as additional income tax expense. See also Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Liquidity and Capital Resources:

     During the year ended December 31, 2008, we generated cash flow from operations of $259.1 million, a 13.7% increase ($31.1 million), in cash flow compared to the year ended December 31, 2007. This increase is attributed primarily to (i) a $23.2 million change in cash flows related to accounts payable, primarily due to the timing of revenue equipment payments, (ii) a lower accounts receivable balance due primarily to a decrease in the average fuel surcharge billed per trip at the end of 2008 and
(iii) the effect of $13.0 million lower gains on disposal of operating equipment, offset by (iv) lower net income of $7.8 million. Cash flow from operations decreased $56.1 million in 2007 compared to 2006, or 19.7%. The decrease in cash flow from operations in 2007 compared to 2006 was due primarily to a $33.8 million change in accounts payable for revenue equipment and lower net income of $23.3 million. We were able to make net capital expenditures, repurchase common stock and pay dividends because of the cash flow from operations and existing cash balances, supplemented by net borrowings under our existing credit facilities.

     Net  cash  used in investing activities increased  by  $89.3 million to $109.4 million in 2008 from $20.1 million in 2007. Net property additions (primarily revenue equipment) were $115.0 million for the year ended December 31, 2008 compared to $26.1 million during the same period of 2007. The increase occurred because we began to take delivery of new trucks in 2008, while we took delivery of substantially fewer new trucks during 2007 to delay purchases of more expensive trucks with 2007 engines. The $216.1 million decrease in investing cash flows from 2006 to 2007 was due primarily to the purchase of more tractors in 2006 as we began to reduce the average age of our truck fleet prior to the 2007 engine change. The average age of our truck fleet is 2.5 years at December 31, 2008 compared to 2.1 years at December 31, 2007 and 1.3 years at December 31, 2006. As of December 31, 2008, we were committed to property and equipment purchases of approximately $46.6 million. We expect our estimated net capital expenditures (primarily revenue equipment) to be in the range of $50.0 million to $125.0 million in 2009. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

     Net financing activities used $119.3 million in 2008, $214.4 million in 2007 and $52.8 million in 2006. The decrease from 2007 to 2008 included debt repayments (net of borrowings) of $100.0 million in 2007 compared to net borrowings of $30.0 million in 2008. We had net borrowings of $40.0 million in 2006. During first quarter 2009, we repaid the total $30.0 million of debt that was outstanding on December 31, 2008. We paid dividends of $164.4 million in 2008, $14.0 million in 2007 and $13.3 million in 2006. The 2008 dividends included a special dividend of $2.10 per share ($150.3 million total) paid in December 2008. We increased our regular quarterly dividend rate by $0.005 per share beginning with the dividend paid in July 2007 and the dividend paid in July 2006. Financing activities also included common stock repurchases of $4.8 million in 2008, $113.8 million in 2007 and $85.1 million in 2006. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company's common stock. The timing and amount of such purchases depends on market and other factors. As of
December 31, 2008, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

     Management believes our financial position at December 31, 2008 is strong. As of December 31, 2008, we had $48.6 million of cash and cash equivalents and $745.5 million of stockholders' equity. Cash is invested in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of December 31, 2008, we had a total of $225.0 million of credit pursuant to two credit facilities, of which we had borrowed $30.0 million. The remaining $195.0 million of credit available under these facilities is further reduced by the $43.9 million in letters of credit we maintain. These letters of credit are primarily required as security for insurance policies. As of December 31, 2008, we did not have any non-cancelable revenue equipment operating leases and therefore had no off-balance sheet revenue equipment debt. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

     The following table sets forth our contractual obligations and commercial commitments as of December 31, 2008.


                     Payments Due by Period
                          (in millions)


                                                                                    More
                                                Less than                          than 5     Period
                                       Total      1 year    1-3 years  3-5 years    years     Unknown
-----------------------------------------------------------------------------------------------------------
 Contractual Obligations
 Long-term debt, including current
   maturities                         $   30.0   $   30.0   $      -   $      -   $      -   $      -
 Unrecognized tax benefits                 7.4        1.4          -          -          -        6.0
 Equipment purchase commitments           46.6       46.6          -          -          -          -
                                      --------   --------   --------   --------   --------   --------
 Total contractual cash obligations   $   84.0   $   78.0   $      -   $      -   $      -   $    6.0
                                      ========   ========   ========   ========   ========   ========

 Other Commercial
 Commitments
 Unused lines of credit               $  151.1   $   50.0   $  101.1   $      -   $      -   $      -
 Standby letters of credit                43.9       43.9          -          -          -          -
                                      --------   --------   --------   --------   --------   --------
 Total commercial commitments         $  195.0   $   93.9   $  101.1   $      -   $      -   $      -
                                      ========   ========   ========   ========   ========   ========

         Total obligations            $  279.0   $  171.9   $  101.1   $      -   $      -   $    6.0
                                      ========   ========   ========   ========   ========   ========


     We have committed credit facilities with two banks totaling $225.0 million, of which we have borrowed $30.0 million at
December 31, 2008. During first quarter 2009, we repaid the total $30.0 million of debt that was outstanding on December 31, 2008. These credit facilities bear variable interest (2.0% at December 31, 2008) based on the London Interbank Offered Rate ("LIBOR"). The credit available under these facilities is further reduced by the amount of standby letters of credit under which we are obligated. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Given our strong financial position, we expect that we could obtain additional financing, if necessary. The standby letters of credit are primarily required for insurance policies. The equipment purchase commitments relate to committed equipment expenditures. On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"). As of December 31, 2008, we have recorded $7.4 million of unrecognized tax benefits. We expect $1.4 million to be settled within the next twelve months and are unable to reasonably determine when the $6.0 million categorized as "period unknown" will be settled.

Off-Balance Sheet Arrangements:

     In  2008,  we  did  not  have  any  non-cancelable   revenue
equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

Critical Accounting Policies:

     We operate in the truckload sector of the trucking industry and the logistics sector of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand and may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficient resource deployment, making capital investments in tractors and trailers or obtaining qualified third-party carrier capacity at a reasonable price. Although our business volume is not highly concentrated, we may also be occasionally affected by our customers' financial failures or loss of customer business.

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

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although our normal replacement cycle for tractors is three years, we calculate depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate (which approximates the continuing declining market value of the tractors) when a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. We continually monitor the adequacy of the lives and salvage values used in calculating depreciation expense and adjust these assumptions appropriately when warranted.
     * Impairment of long-lived assets. We review our long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and noncurrent) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers' compensation claims every six months.
     * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider (including owner-operators under contract with us) is utilized to provide some or all of the service and we (i) are the primary obligor in regard to the shipment delivery, (ii) establish customer pricing separately from carrier rate negotiations, (iii) generally have discretion in carrier selection and/or (iv) have credit risk on the shipment, we record both revenues for the dollar value of services we bill to the customer and rent and purchased transportation expense for transportation costs we pay to the third-party provider upon the shipment's delivery. In the absence of the conditions listed above, we record revenues net of those expenses related to third-party providers.
     * Accounting for income taxes. Significant management judgment is required to determine (i) the provision for income taxes, (ii) whether deferred income taxes will be realized in full or in part and (iii) the liability for unrecognized tax benefits in accordance with the provisions of FIN 48. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed necessary due to our profitable operations. Accordingly, if facts or financial circumstances change and consequently impact the likelihood of realizing the deferred income tax assets, we would need to apply management's judgment to determine the amount of valuation allowance required in any given period.
     * Allowance for doubtful accounts. The allowance for doubtful accounts is our estimate of the amount of probable credit losses in our existing accounts receivable. We review the financial condition of customers for granting credit and monitor changes in customers' financial conditions on an ongoing basis. We determine the allowance based on our historical write-off experience and national economic conditions. During 2008, numerous significant events affected the U.S. financial markets and resulted in a significant reduction of credit availability and liquidity. Consequently, we believe some of our customers may be unable to obtain or retain adequate financing to support their businesses in the future. We anticipate that because of these combined factors, some of our customers may also be compelled to restructure their businesses or may be unable to pay amounts owed to us. We have formal policies in place to continually monitor credit extended to customers and to manage our credit risk. We maintain credit insurance for some customer accounts. We evaluate the adequacy of our allowance for doubtful accounts quarterly and believe our allowance for doubtful accounts is adequate based on information currently available.

     Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our results of operations from period to period.

Inflation:

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

Interest Rate Risk

     We had $30.0 million of variable rate debt outstanding at December 31, 2008. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $300,000. As of December 31, 2008, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of December 31, 2008, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     We conduct business in several foreign countries, including Mexico, Canada and China. Foreign currency transaction losses were $7.0 million for 2008 and were recorded in accumulated other comprehensive loss within stockholders' equity in the Consolidated Balance Sheets. Amounts of gains and losses for 2007 and 2006 were not material. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by subsidiary companies in the local currency are subject to foreign exchange gains or losses. The foreign currency transaction losses for 2008 were primarily related to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. The exchange rate between the Mexico Peso and the U.S. Dollar was 13.54 Pesos to $1.00 at December 31, 2008 compared to 10.87 Pesos to $1.00 at December 31, 2007.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Werner Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2008, listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Werner Enterprises, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                              KPMG LLP
Omaha, Nebraska
February 27, 2009

                    WERNER ENTERPRISES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
            (In thousands, except per share amounts)


                                                    Years Ended December 31,
                                             --------------------------------------
                                                2008          2007          2006
                                             ----------    ----------    ----------

Operating revenues                           $2,165,599    $2,071,187    $2,080,555
                                             ----------    ----------    ----------

Operating expenses:
  Salaries, wages and benefits                  586,035       598,837       594,783
  Fuel                                          508,594       408,410       388,710
  Supplies and maintenance                      163,524       159,843       155,304
  Taxes and licenses                            109,443       117,170       117,570
  Insurance and claims                          104,349        93,769        92,580
  Depreciation                                  167,435       166,994       167,516
  Rent and purchased transportation             397,887       387,564       395,660
  Communications and utilities                   19,579        20,098        19,651
  Other                                          (4,182)      (18,015)      (15,720)
                                             ----------    ----------    ----------
     Total operating expenses                 2,052,664     1,934,670     1,916,054
                                             ----------    ----------    ----------

Operating income                                112,935       136,517       164,501
                                             ----------    ----------    ----------

Other expense (income):
  Interest expense                                   83         2,977         1,196
  Interest income                                (3,972)       (3,989)       (4,407)
  Other                                            (198)          247           319
                                             ----------    ----------    ----------
     Total other income                          (4,087)         (765)       (2,892)
                                             ----------    ----------    ----------

Income before income taxes                      117,022       137,282       167,393
Income taxes                                     49,442        61,925        68,750
                                             ----------    ----------    ----------

Net income                                   $   67,580    $   75,357    $   98,643
                                             ==========    ==========    ==========

Earnings per share:
  Basic                                      $     0.96    $     1.03    $     1.27
                                             ==========    ==========    ==========
  Diluted                                    $     0.94    $     1.02    $     1.25
                                             ==========    ==========    ==========

Weighted-average common shares outstanding:
  Basic                                          70,752        72,858        77,653
                                             ==========    ==========    ==========
  Diluted                                        71,658        74,114        79,101
                                             ==========    ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)

                                                      December 31,
                                                ------------------------
                    ASSETS                         2008          2007
                                                ----------    ----------
Current assets:
  Cash and cash equivalents                     $   48,624    $   25,090
  Accounts receivable, trade, less allowance
     of $9,555 and $9,765, respectively            185,936       213,496
  Other receivables                                 18,739        14,587
  Inventories and supplies                          10,644        10,747
  Prepaid taxes, licenses, and permits              16,493        17,045
  Current deferred income taxes                     30,789        26,702
  Other current assets                              20,659        21,500
                                                ----------    ----------
     Total current assets                          331,884       329,167
                                                ----------    ----------
Property and equipment, at cost:
  Land                                              28,643        27,947
  Buildings and improvements                       125,631       121,788
  Revenue equipment                              1,281,688     1,284,418
  Service equipment and other                      177,140       171,292
                                                ----------    ----------
     Total property and equipment                1,613,102     1,605,445
     Less - accumulated depreciation               686,463       633,504
                                                ----------    ----------
                 Property and equipment, net       926,639       971,941
                                                ----------    ----------
Other non-current assets                            16,795        20,300
                                                ----------    ----------
                                                $1,275,318    $1,321,408
                                                ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $   46,684    $   49,652
  Current portion of long-term debt                 30,000             -
  Insurance and claims accruals                     79,830        76,189
  Accrued payroll                                   25,850        21,753
  Other current liabilities                         19,006        19,395
                                                ----------    ----------
     Total current liabilities                     201,370       166,989
                                                ----------    ----------
Other long-term liabilities                          7,406        14,165
Deferred income taxes                              200,512       196,966
Insurance and claims accruals, net of current
  portion                                          120,500       110,500
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 200,000,000
     shares authorized; 80,533,536
     shares issued; 71,576,267 and 70,373,189
     shares outstanding, respectively                  805           805
  Paid-in capital                                   93,343       101,024
  Retained earnings                                826,511       923,411
  Accumulated other comprehensive loss              (7,146)         (169)
  Treasury stock, at cost; 8,957,269 and
     10,160,347 shares, respectively              (167,983)     (192,283)
                                                ----------    ----------
     Total stockholders' equity                    745,530       832,788
                                                ----------    ----------
                                                $1,275,318    $1,321,408
                                                ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)


                                               Years Ended December 31,
                                        -------------------------------------
                                           2008          2007          2006
                                        ---------     ---------     ---------
Cash flows from operating activities:
  Net income                            $  67,580     $  75,357     $  98,643
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation                          167,435       166,994       167,516
    Deferred income taxes                  (5,685)       (8,571)        2,234
    Gain on disposal of operating
      equipment                            (9,896)      (22,915)      (28,393)
    Stock based compensation                1,455         1,878         2,258
    Other long-term assets                    631           918        (1,878)
    Insurance and claims accruals,
      net of current portion               10,000        11,000         4,500
    Other long-term liabilities              (194)          571           473
    Changes in certain working
      capital items:
      Accounts receivable, net             27,560        19,298         7,430
      Prepaid expenses and other
        current assets                     (2,656)        7,504        (1,498)
      Accounts payable                     (2,968)      (26,169)       23,434
      Accrued and other current
        liabilities                         5,868         2,120         9,346
                                        ---------     ---------     ---------
    Net cash provided by operating
      activities                          259,130       227,985       284,065
                                        ---------     ---------     ---------

Cash flows from investing activities:
  Additions to property and equipment    (206,305)     (133,124)     (400,548)
  Retirements of property and equipment    85,324       107,056       158,727
  Decrease in notes receivable              5,615         5,962         5,574
                                        ---------     ---------     ---------
  Net cash used in investing
    activities                           (115,366)      (20,106)     (236,247)
                                        ---------     ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of short-term
    debt                                   30,000             -             -
  Proceeds from issuance of long-term
    debt                                        -        10,000       100,000
  Repayments of short-term debt                 -       (30,000)      (60,000)
  Repayments of long-term debt                  -       (80,000)            -
  Dividends on common stock              (164,420)      (13,953)      (13,287)
  Repurchases of common stock              (4,486)     (113,821)      (85,132)
  Stock options exercised                  13,624         8,789         3,377
  Excess tax benefits from exercise
    of stock options                        6,026         4,545         2,202
                                        ---------     ---------     ---------
    Net cash used in financing
      activities                         (119,256)     (214,440)      (52,840)
                                        ---------     ---------     ---------

Effect of exchange rate fluctuations
  on cash                                    (974)           38            52
Net increase (decrease) in cash and
  cash equivalents                         23,534        (6,523)       (4,970)
Cash and cash equivalents, beginning
  of year                                  25,090        31,613        36,583
                                        ---------     ---------     ---------
Cash and cash equivalents, end of
  year                                  $  48,624     $  25,090     $  31,613
                                        =========     =========     =========
Supplemental disclosures of cash flow
  information:
  Cash paid during year for:
         Interest                       $      28     $   3,717     $     566
         Income taxes                      53,562        65,111        68,941
Supplemental disclosures of  non-cash
  investing activities:
  Notes receivable issued upon  sale
    of revenue equipment                $   2,741     $   6,388     $   8,965


The accompanying notes are an integral part of these consolidated financial statements.

                     WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                             INCOME
       (In thousands, except share and per share amounts)



                                                                  Accumulated
                                                                     Other                        Total
                                Common    Paid-In    Retained    Comprehensive    Treasury    Stockholders'
                                 Stock    Capital    Earnings    Income (Loss)     Stock          Equity
                               ----------------------------------------------------------------------------
BALANCE, December 31, 2005       $805    $105,074    $777,260       $  (259)     $ (20,429)      $862,451

Purchases of 4,500,000 shares
 of common stock                    -           -           -             -        (85,132)       (85,132)
Dividends on common stock
 ($.175 per share)                  -           -     (13,500)            -              -        (13,500)
Exercise of stock options,
 418,854 shares, including tax
 benefits                           -      (2,139)          -             -          7,718          5,579
Stock-based compensation
 expense                            -       2,258           -             -              -          2,258
Comprehensive income (loss):
 Net income                         -           -      98,643             -              -         98,643
 Foreign currency translation
   adjustments                      -           -           -            52              -             52
                               ------    --------    --------       -------      ---------       --------
 Total comprehensive
   income (loss)                    -           -      98,643            52              -         98,695
                               ------    --------    --------       -------      ---------       --------

BALANCE, December 31, 2006        805     105,193     862,403          (207)       (97,843)       870,351

Purchases of 6,000,000 shares
 of common stock                    -           -           -             -       (113,821)      (113,821)
Dividends on common stock
 ($.195 per share)                  -           -     (14,081)            -              -        (14,081)
Exercise of stock options,
 1,033,892 shares, including
 excess tax benefits                -      (6,047)          -             -         19,381         13,334
Stock-based compensation
 expense                            -       1,878           -             -              -          1,878
Adoption of FIN 48                  -           -        (268)            -              -           (268)
Comprehensive income (loss):
 Net income                         -           -      75,357             -              -         75,357
 Foreign currency translation
   adjustments                      -           -           -            38              -             38
                               ------    --------    --------       -------      ---------       --------
 Total comprehensive
   income (loss)                    -           -      75,357            38              -         75,395
                               ------    --------    --------       -------      ---------       --------

BALANCE, December 31, 2007        805     101,024     923,411          (169)      (192,283)       832,788

Purchases of 250,000 shares
 of common stock                    -           -           -             -         (4,486)        (4,486)
Dividends on common stock
 ($2.300 per share)                 -           -    (164,480)            -              -       (164,480)
Exercise of stock options,
 1,453,078 shares, including
 excess tax benefits                -      (9,136)          -             -         28,786         19,650
Stock-based compensation
 expense                            -       1,455           -             -              -          1,455
Comprehensive income (loss):
 Net income                         -           -      67,580             -              -         67,580
 Foreign currency translation
   adjustments                      -           -           -        (6,977)             -         (6,977)
                               ------    --------    --------       -------      ---------       --------
 Total comprehensive
   income (loss)                    -           -      67,580        (6,977)             -         60,603
                               ------    --------    --------       -------      ---------       --------

BALANCE, December 31, 2008       $805    $ 93,343    $826,511       $(7,146)     $(167,983)      $745,530
                               ======    ========    ========       =======      =========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Werner Enterprises, Inc. (the "Company") is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, the federal and provincial Transportation Departments in Canada, the Secretary of Communication and Transportation in Mexico and various U.S. state regulatory commissions. We maintain a diversified freight base and are not dependent on a specific industry for a majority of our freight, which limits concentrations of credit risk. No customer generated more than 10% of total revenues in 2008 and 2007, and one customer generated 11% in 2006.

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

Trade Accounts Receivable

     We record trade accounts receivable at the invoiced amounts, net of an allowance for doubtful accounts. The allowance for doubtful accounts is our estimate of the amount of probable credit losses in our existing accounts receivable. We review the financial condition of customers for granting credit and determine the allowance based on historical write-off experience and national economic conditions. We evaluate the adequacy of our allowance for doubtful accounts quarterly. Past due balances over 90 days and exceeding a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

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

Insurance and Claims Accruals

     Insurance and claims accruals (both current and noncurrent) reflect the estimated cost (including estimated loss development and loss adjustment expenses) for (i) cargo loss and damage, (ii) bodily injury and property damage, (iii) group health and (iv) workers' compensation claims not covered by insurance. The costs for cargo, bodily injury and property damage insurance and claims are included in insurance and claims expense in the Consolidated Statements of Income; the costs of group health and workers' compensation claims are included in salaries, wages and benefits expense. The insurance and claims accruals are recorded at the estimated ultimate payment amounts. Such insurance and claims accruals are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. Actual costs related to insurance and claims have not differed materially from estimated accrued amounts for all years presented. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers' compensation claims every six months.

     We were responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving bodily injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, we increased our self-insured retention ("SIR") and deductible amount to $2.0 million per occurrence. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. The following table reflects the SIR/deductible levels and aggregate amounts of liability for bodily injury and property damage claims since August 1, 2005:

                                                       Primary Coverage
         Coverage Period           Primary Coverage     SIR/Deductible
--------------------------------  ------------------  ------------------
 August 1, 2005 - July 31, 2006      $5.0 million      $2.0 million (1)
 August 1, 2006 - July 31, 2007      $5.0 million      $2.0 million (1)
 August 1, 2007 - July 31, 2008      $5.0 million      $2.0 million (2)
 August 1, 2008 - July 31, 2009      $5.0 million      $2.0 million (3)


 (1) Subject to an additional $2.0 million aggregate in the $2.0 to $3.0 million layer, no aggregate (meaning that we were fully insured) in the $3.0 to $5.0 million layer, and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

 (2) Subject to an additional $8.0  million aggregate in the $2.0 to $5.0 million layer and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

 (3) Subject to an additional  $8.0 million aggregate in the $2.0 to $5.0 million layer and a $4.0 million aggregate in the $5.0 to $10.0 million layer.

     Our primary insurance covers the range of liability under which we expect most claims to occur. If any liability claims are substantially in excess of coverage amounts listed in the table above, such claims are covered under premium-based policies (issued by insurance companies) to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage.

     We assumed responsibility for workers' compensation up to $1.0 million per claim. Effective April 2007, we were no longer responsible for the additional $1.0 million aggregate for claims between $1.0 million and $2.0 million. For the years 2005 and 2006 we were responsible for a $1.0 million aggregate for claims between $1.0 million and $2.0 million. We also maintain a $26.3 million bond and obtained insurance for individual claims above $1.0 million.

     Under  these  insurance  arrangements,  we   maintain  $43.9
million in letters of credit as of December 31, 2008.

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

Foreign Currency Translation

     Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Most foreign revenues are denominated in U.S. Dollars. Expense items are translated at the average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the foreign operations for the years ended December 31, 2008, 2007 and 2006. Foreign currency transaction losses were $7.0 million for 2008 and are recorded in accumulated other comprehensive loss within stockholders' equity in the Consolidated Balance Sheets. Amounts for 2007 and 2006 were not material.

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

Common Stock and Earnings Per Share

     We compute and present earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards. There are no differences in the numerators of our computations of basic and diluted earnings per share for any periods presented. The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).



                                      Years Ended December 31,
                                   ------------------------------
                                     2008       2007       2006
                                   --------   --------   --------
     Net income                    $ 67,580   $ 75,357   $ 98,643
                                   ========   ========   ========

     Weighted average common
       shares outstanding            70,752     72,858     77,653
     Common stock equivalents           906      1,256      1,448
                                   --------   --------   --------
     Shares used in computing
       diluted earnings per share    71,658     74,114     79,101
                                   ========   ========   ========

     Basic earnings per share      $    .96   $   1.03   $   1.27
                                   ========   ========   ========
     Diluted earnings per share    $    .94   $   1.02   $   1.25
                                   ========   ========   ========


     Options to purchase shares of common stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                                                Years Ended December 31,
                                      --------------------------------------------
                                          2008            2007            2006
                                      ------------   -------------   -------------
   Number of shares under option            23,600          29,500          24,500
   Ranges of option purchase prices   $19.84-20.36   $ 19.26-20.36   $ 19.84-20.36


Comprehensive Income

     Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2008, 2007, and 2006, comprehensive income consists of net income and foreign currency translation adjustments.

Accounting Standards

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at a fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities had no effect on our financial position, results of operations and cash flows. As of December 31, 2008, management believes that fully adopting SFAS No. 157 will not have a material effect on our financial position, results of operations and cash flows.

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

     In  December  2007, the FASB issued SFAS  No.  141  (revised
2007), Business Combinations ("No. 141R"). This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As of December 31, 2008, management believes that SFAS No. 141R will not have a material effect on our financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("No. 160"). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of December 31, 2008, management believes that SFAS No. 160 will not have a material effect on our financial position, results of operations and cash flows.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("No. 161"). This statement amends FASB Statement No. 133 to require enhanced disclosures about an entity's derivative and hedging activities. The provisions of SFAS No. 161 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. As of December 31, 2008, management believes that SFAS No. 161 will not have a material effect on our financial position, results of operations and cash flows.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("No. 162"). This statement identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States ("GAAP hierarchy"). Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing
Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP. Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result. The provisions of SFAS No. 162 became effective on November 15, 2008, which was 60 days following the U.S. Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Upon adoption, SFAS No. 162 had no effect on our current accounting practices or on our financial position, results of operations and cash flows.

(2)  LONG-TERM DEBT

     Long-term debt consisted of the following at December 31 (in thousands):


                                          2008        2007
                                        --------   ---------
       Notes payable to banks under
         committed credit facilities    $ 30,000   $       -
                                        --------   ---------
                                          30,000           -
       Less current portion               30,000           -
                                        --------   ---------
       Long-term debt, net              $      -   $       -
                                        ========   =========


     As of December 31, 2008 we have two committed credit facilities with banks totaling $225.0 million that mature in May 2009 ($50.0 million) and May 2011 ($175.0 million). Borrowings under these credit facilities bear variable interest (2.0% at December 31, 2008) based on the London Interbank Offered Rate ("LIBOR"). As of December 31, 2008, we had borrowed $30.0 million under these credit facilities with banks. During first quarter 2009, we repaid the total $30.0 million on these notes. The $225.0 million of credit available under these facilities is further reduced by $43.9 million in letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and
(ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable (as defined in each credit facility). We were in compliance with these covenants at December 31, 2008.

     The carrying amounts of our long-term debt approximates fair value due to the duration of the notes and the interest rates.

(3)  NOTES RECEIVABLE

     Notes  receivable  are included in other current assets  and
other non-current assets in the Consolidated Balance Sheets.   At
December 31, notes receivable consisted of the following (in thousands):


                                           2008       2007
                                         --------   --------
       Owner-operator notes receivable   $  9,392   $ 13,177
       TDR Transportes, S.A. de C.V.        3,600      3,600
       Other notes receivable               5,046      5,124
                                         --------   --------
                                           18,038     21,901
       Less current portion                 4,085      5,074
                                         --------   --------
       Notes receivable - non-current    $ 13,953   $ 16,827
                                         ========   ========


     We provide financing to some independent contractors who want to become owner-operators by purchasing a tractor from us and leasing their truck to us. At December 31, 2008, we had 232 notes receivable from these owner-operators and at December 31,
2007, we had 307 such notes receivable. See Note 7 for information regarding notes from related parties. We maintain a primary security interest in the tractor until the owner-operator pays the note balance in full. We also retain recourse exposure related to owner-operators who purchased tractors from us with third-party financing we arranged.

     During 2002, we loaned $3.6 million to TDR Transportes, S.A. de C.V. ("TDR"), a truckload carrier in the Republic of Mexico. The loan has a nine-year term with principal payable at the end of the term. Such loan (i) is subject to acceleration if certain conditions are met, (ii) bears interest at a rate of 5% per annum (which is payable quarterly), (iii) contains certain financial and other covenants and (iv) is collateralized by the assets of TDR. We had a receivable for interest on this note of $31,000 as of December 31, 2008 and 2007. See Note 7 for information regarding related party transactions.

(4)  INCOME TAXES

     Income   tax   expense  consisted  of  the   following   (in
thousands):


                                     2008        2007        2006
                                   --------    --------    --------
      Current:
        Federal                    $ 47,575    $ 62,026    $ 59,021
        State                         7,552       8,470       7,495
                                   --------    --------    --------
                                     55,127      70,496      66,516
                                   --------    --------    --------
      Deferred:
        Federal                      (3,735)     (6,698)      1,149
        State                        (1,950)     (1,873)      1,085
                                   --------    --------    --------
                                     (5,685)     (8,571)      2,234
                                   --------    --------    --------
      Total income tax expense     $ 49,442    $ 61,925    $ 68,750
                                   ========    ========    ========


     The effective income tax rate differs from the federal corporate tax rate of 35% in 2008, 2007 and 2006 as follows (in thousands):


                                      2008        2007        2006
                                    --------    --------    --------
      Tax at statutory rate         $ 40,958    $ 48,049    $ 58,588
      State income taxes, net of
        federal tax benefits           3,641       4,288       5,577
      Non-deductible meals and
        entertainment                  4,158       4,799       4,329
      Income tax settlement                -       4,000           -
      Income tax credits                (752)       (790)       (740)
      Other, net                       1,437       1,579         996
                                    --------    --------    --------
                                    $ 49,442    $ 61,925    $ 68,750
                                    ========    ========    ========


     At   December   31,  deferred  tax  assets  and  liabilities
consisted of the following (in thousands):


                                                   2008         2007
                                                ---------    ---------
        Deferred tax assets:
        Insurance and claims accruals           $  78,901    $  73,276
        Allowance for uncollectible accounts        5,175        4,777
        Other                                       8,280        9,226
                                                ---------    ---------
          Gross deferred tax assets                92,356       87,279
                                                ---------    ---------

        Deferred tax liabilities:
        Property and equipment                    252,609      247,133
        Prepaid expenses                            7,290        7,693
        Other                                       2,180        2,717
                                                ---------    ---------
          Gross deferred tax liabilities          262,079      257,543
                                                ---------    ---------
          Net deferred tax liability            $ 169,723    $ 170,264
                                                =========    =========


     These   amounts   (in  thousands)  are  presented   in   the
accompanying Consolidated Balance Sheets as of December 31 as follows:


                                               2008         2007
                                             ---------    ---------
        Current deferred tax asset           $  30,789    $  26,702
        Noncurrent deferred tax liability      200,512      196,966
                                             ---------    ---------
        Net deferred tax liability           $ 169,723    $ 170,264
                                             =========    =========


     We have not recorded a valuation allowance because we believe that all deferred tax assets are more likely than not to be realized as a result of our historical profitability, taxable income and reversal of deferred tax liabilities.

     During  first quarter 2006, in connection with an  audit  of our federal income tax returns for the years 1999 to 2002, we received a notice from the Internal Revenue Service ("IRS") proposing to disallow a significant tax deduction. This deduction was based on a timing difference between financial reporting and tax reporting and would result in interest charges, which we record as a component of income tax expense in the Consolidated Statements of Income. This timing difference deduction reversed in our 2004 income tax return. We formally protested this matter in April 2006. During fourth quarter 2007, we reached a tentative settlement agreement with an IRS appeals officer. During fourth quarter 2007, we also accrued in income tax expense in our Consolidated Statements of Income the estimated cumulative interest charges for the anticipated settlement of this matter, net of income taxes, which amounted to $4.0 million, or $0.05 per share. During second quarter 2008, the appeals officer received the concurrence of the Joint Committee of Taxation with regard to the recommended basis of settlement. The IRS finalized the settlement during third quarter 2008, and we paid the federal accrued interest at the beginning of October 2008. We filed amended state returns reporting the IRS settlement changes to the states where required during fourth quarter 2008. We are now working with those states to settle our state interest liabilities. Our total payments during 2008, before considering the tax benefit from the deductibility of these payments, were $4.9 million for federal and $0.4 million to various states. We expect to pay about $1 million to settle the remaining state liabilities.

     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. As a result of the adoption of FIN 48, we recognized an additional $0.3 million net liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings. After recognizing the additional liability, we had a total gross liability for unrecognized tax benefits of $5.3 million as of the adoption date, which was included in other long-term liabilities. If recognized, $3.4 million of unrecognized tax benefits as of the adoption date would impact our effective tax rate. Interest of $1.4 million has been reflected as a component of the total liability as of the adoption date. It is our policy to recognize as additional income tax expense the items of interest and penalties directly related to income taxes.

     We recognized a $3.8 million decrease in the net liability for unrecognized tax benefits for the year ended December 31, 2008 and a $4.4 million increase in the net liability for the year ended December 31, 2007. The 2008 decrease is due to the settlement with the IRS and related payment of interest and taxes for tax years 1999 through 2002, as discussed above. We accrued an interest benefit of $4.9 million during 2008 and interest expense of $7.2 million during 2007. Our total gross liability for unrecognized tax benefits at December 31, 2008 is $7.4 million and at December 31, 2007 was $12.6 million. If recognized, $4.0 million of unrecognized tax benefits as of December 31, 2008 and $7.8 million as of December 31, 2007 would impact our effective tax rate. Interest of $3.7 million as of December 31, 2008 and $8.6 million as of December 31, 2007 has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

     The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2008 and 2007 are shown below
(in thousands).


                                                             2008        2007
                                                           --------    --------
        Unrecognized tax benefits, opening balance         $ 12,594    $  5,338
        Gross increases - tax positions in prior period         635       7,256
        Gross decreases - tax positions in prior period           -           -
        Gross increases - current-period tax positions            -           -
        Settlements                                          (5,779)          -
        Lapse of statute of limitations                           -           -
                                                           --------    --------
        Unrecognized tax benefits, ending balance          $  7,450    $ 12,594
                                                           ========    ========


     We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The IRS has completed its audits for tax years through 2005, and all resulting adjustments as discussed above have been settled. The IRS completed its audit of our 2005 federal income tax return and in 2008, issued a "no change letter" for tax year 2005, under which the IRS did not propose any adjustment to the tax return. The years 2006 through 2008 are open for examination by the IRS, and various years are open for examination by state and foreign tax authorities. State and foreign jurisdiction statutes of limitations generally range from three to four years.

(5)  EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

Equity Plan

     Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determine the terms of each award, including type of award, recipients, number of shares subject to each award and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of December 31, 2008, there were 8,669,682 shares available for granting additional awards.

     Effective January 1, 2006, we adopted SFAS No. 123  (Revised
2004), Share-Based Payment ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after January 1, 2006 for (i) the portion of outstanding awards that were not vested as of January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation (as originally issued), for either recognition or pro forma disclosures and (ii) all share-based payments granted on or after January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS No. 123R. Stock-based employee compensation expense was $1.5 million in 2008, $1.9 million in 2007 and $2.3 million in 2006. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $0.6 million in 2008, $0.8 million in 2007 and $0.9 million in 2006. There was no cumulative effect of initially adopting SFAS No. 123R. As of December 31, 2008, the total unrecognized compensation cost related to nonvested stock-based compensation awards was approximately $2.8 million and is expected to be recognized over a weighted average period of 1.7 years.

     We do not a have a formal policy for issuing shares upon exercise of stock options or vesting of restricted stock, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired under these regular repurchase programs have provided us with sufficient quantities of stock to issue for stock-based compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock-based compensation during 2009.

Stock Options

     Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from twenty-four to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

     The following table summarizes stock option activity for the year ended December 31, 2008:


                                                               Weighted      Aggregate
                                     Number of    Weighted      Average      Intrinsic
                                      Options      Average     Remaining       Value
                                        (in       Exercise    Contractual       (in
                                     thousands)   Price ($)   Term (Years)   thousands)
                                   ------------------------------------------------------
Outstanding at beginning of period     3,854       $12.23
   Options granted                         -       $    -
   Options exercised                  (1,453)      $ 9.38
   Options forfeited                    (132)      $17.56
   Options expired                        (5)      $17.87
                                   ---------
Outstanding at end of period           2,264       $13.74         4.65         $8,819
                                   =========
Exercisable at end of period           1,562       $12.05         3.49         $8,659
                                   =========


     We did not grant any stock options during the year ended December 31, 2008. We granted 329,500 stock options in 2007 and 5,000 in 2006. The fair value of stock option grants is estimated using a Black-Scholes valuation model with the following weighted-average assumptions:


                                         Years Ended December 31,
                                       ----------------------------
                                           2007            2006
                                       ------------    ------------
        Risk-free interest rate            4.3 %           4.7 %
        Expected dividend yield           1.16 %          0.88 %
        Expected volatility                 34 %            36 %
        Expected term (in years)           6.5             4.9
        Grant-date fair value            $6.44           $7.37


     The risk-free interest rate assumptions were based on average five-year U.S. Treasury note yields. We calculated expected volatility using historical daily price changes of our common stock for the period immediately preceding the grant date and equivalent to the expected term of the stock option grant. The expected term was the average number of years we estimated these options will be outstanding. We considered groups of employees having similar historical exercise behavior separately for valuation purposes.

     The total intrinsic value of stock options exercised during 2008 was $15.8 million, $11.0 million in 2007 and $5.4 million in 2006.

Restricted Stock

     Restricted stock awards entitle the holder to shares of common stock when the award vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted stock awards that have not yet vested will vest sixty months from the grant date of the award. The restricted shares do not confer any voting or dividend rights to recipients until such shares fully vest and do not have any post-vesting sales restrictions.

     The following table summarizes restricted stock activity for year ended December 31, 2008:


                                             Number of      Weighted
                                            Restricted       Average
                                            Shares (in     Grant Date
                                            thousands)    Fair Value($)
                                            ----------    -------------
        Nonvested at beginning of period         -           $      -
           Shares granted                       35           $  22.88
           Shares vested                         -           $      -
           Shares forfeited                      -           $      -
                                            ----------
        Nonvested at end of period              35           $  22.88
                                            ==========


     We granted 35,000 shares of restricted stock during the year ended December 31, 2008 and did not grant any shares of restricted stock during 2007 and 2006. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. The present value of estimated future dividends was calculated using the following assumptions:



                                                   Year Ended
                                                   December 31,
                                                       2008
                                                   ------------
        Dividends per share (quarterly amounts)       $0.05
        Risk-free interest rate                         3.0 %


Employee Stock Purchase Plan

     Employees that meet certain eligibility requirements may participate in our Employee Stock Purchase Plan (the "Purchase Plan"). Eligible participants designate the amount of regular payroll deductions and/or a single annual payment (each subject to a yearly maximum amount) that is used to purchase shares of our common stock on the over-the-counter market. These purchases are subject to the terms of the Purchase Plan. We contribute an amount equal to 15% of each participant's contributions under the Purchase Plan. Our contributions for the Purchase Plan were
$139,000  for  2008,  $162,000 for 2007 and  $170,000  for  2006.
Interest accrues on Purchase Plan contributions at a rate of 5.25% until the purchase is made. We pay the broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan.

401(k) Retirement Savings Plan

     We have an Employees' 401(k) Retirement Savings Plan ("401(k) Plan"). Employees are eligible to participate in the 401(k) Plan if they have been continuously employed with us or one of our subsidiaries for six months or more. We match a portion of each employee's 401(k) Plan elective deferrals. We may, at our discretion, make an additional annual contribution for employees so that our total annual contribution for employees could equal up to 2.5% of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes our 401(k) Plan contributions and administrative expenses, which were a total of of $1,663,000 for 2008, $1,364,000 for 2007 and $2,270,000 for
2006.

Nonqualified Deferred Compensation Plan

     The Executive Nonqualified Excess Plan ("Excess Plan") is our nonqualified deferred compensation plan for the benefit of eligible key managerial employees whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated employees. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2008, there were 64 participants in the Excess Plan. Through December 31, 2008, the current annual limit was determined so that a participant's combined deferrals in both the Excess Plan and the 401(k) Plan approximate the maximum annual deferral amount available to non-highly compensated employees in the 401(k) Plan. Beginning January 1, 2009, certain participants will be allowed to defer combined amounts that exceed the maximum 401(k) deferral limits for non-highly compensated employees. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants' accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation was $1,076,000 as of December 31, 2008 and $1,270,000 as of December 31, 2007. This accumulated benefit obligation is included in other long-term liabilities in the Consolidated Balance Sheets. We purchased life insurance policies to fund the future liability. The life insurance policies had an aggregate market value of $1,049,000 as of December 31, 2008 and $1,223,000 as of December 31, 2007. These policy amounts are included in other non-current assets in the Consolidated Balance Sheets.

(6)  COMMITMENTS AND CONTINGENCIES

     We have committed to property and equipment purchases of approximately $46.6 million.

     We are involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

(7)  RELATED PARTY TRANSACTIONS

     The Company leases land from a trust in which the Company's principal stockholder is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which were $77,000 in 2008 and are recorded as expenses in the Consolidated Statements of Income. The Company has made leasehold improvements to the land totaling approximately $6.2 million for facilities used for business meetings and customer promotion.

     The Company's principal stockholder was the sole trustee of a trust that previously owned a one-third interest in an entity that operates a motel located near one of our terminals, and the Company had committed to rent a guaranteed number of rooms from that motel to lodge company drivers. The trust assigned its one-third interest in this entity to the Company at a nominal cost in February 2005. The Company paid $264,000 in 2006 for lodging services for company drivers at this motel. On April 10, 2006, the Company purchased the remaining two-thirds interest in the entity from its two owners (who are unrelated to the Company) for $3.0 million. The purchase price was based on an appraisal of the property by an independent appraiser. The Company continues to use this property as a private lodging facility for company drivers.

     The brother and sister-in-law of the Company's principal stockholder own an entity with a fleet of tractors that operates as an owner-operator. The Company paid this owner-operator $7,601,000 in 2008, $7,502,000 in 2007 and $7,271,000 in 2006.
The  Company  also sells used revenue equipment to  this  entity.
These  sales  totaled  $415,000 in 2008,  $622,000  in  2007  and
$789,000 in 2006. The Company recognized gains of $103,000 in 2008, $88,000 in 2007 and $68,000 in 2006. From this entity, the
Company also had notes receivable related to the revenue equipment sales totaling (i) $1,237,000 at December 31, 2008 for 37 such notes and (ii) $1,374,000 at December 31, 2007 for 40 such notes. This fleet is compensated using the same owner-
operator pay package as the Company's other comparable third-party owner-operators. The Company believes the terms of the note agreements and the tractor sales prices are no less favorable to the Company than those that could be obtained from unrelated third parties, on an arm's length basis.

     The brother of the Company's principal stockholder had a 50% ownership interest in an entity with a fleet of tractors that operated as an owner-operator. The Company paid this owner-operator $161,000 in 2006 for purchased transportation services. This fleet ceased operations during 2006. During 2007, the brother of the Company's principal stockholder formed a new entity (of which he is the sole owner) with a fleet of tractors that operates as an owner-operator. The Company paid this owner-operator $1,004,000 in 2008 and $425,000 in 2007 for purchased transportation services. The Company also sells used revenue equipment to this new entity. These sales totaled $111,000 in
2008 and $219,000 in 2007. The Company recognized gains of $19,000 in 2008 and $23,000 in 2007. The Company has no notes receivable related to these revenue equipment sales. These fleets are compensated using the same owner-operator pay package as our other comparable third-party owner-operators. The Company believes the tractor sales prices are no less favorable to the Company than those that could be obtained from unrelated third parties, on an arm's length basis.

     The Company transacts business with TDR for certain purchased transportation needs. The Company recorded trucking revenues from TDR of approximately $134,000 in 2008, $107,000 in 2007 and $308,000 in 2006. The Company recorded purchased transportation expense to TDR of approximately $437,000 in 2008, $1,052,000 in 2007 and $870,000 in 2006. In addition, the
Company recorded other operating revenues from TDR of approximately $8,048,000 in 2008, $7,768,000 in 2007 and
$4,691,000 in 2006 related primarily to revenue equipment leasing. These leasing revenues include $297,000 in 2008 and $274,000 in 2007 for leasing a terminal building in Queretaro, Mexico. The Company also sells used revenue equipment to this entity. These sales totaled $1,334,000 in 2008, $1,145,000 in 2007 and $3,697,000 in 2006, and the Company recognized net gains of $90,000 in 2008, net losses of $28,000 in 2007, and net gains of $170,000 in 2006. The Company had receivables related to the equipment leases and revenue equipment sales of $6,791,000 at December 31, 2008 and $5,048,000 at December 31, 2007. See Note 3 for information regarding the note receivable from TDR.

     At December 31, 2008, the Company had a 5% ownership interest in Transplace ("TPC"), a logistics joint venture of five large transportation companies. The Company enters into transactions with TPC for certain purchased transportation needs. The Company recorded operating revenue from TPC of approximately $1,483,000 in 2008, $826,000 in 2007 and $2,300,000 in 2006. The
Company did not record any purchased transportation expense to TPC in 2008, 2007 or 2006.

     The Company believes these transactions are on terms no less favorable to the Company than those that could be obtained from unrelated third parties on an arm's length basis.

(8)  SEGMENT INFORMATION

     We  have  two reportable segments - Truckload Transportation
Services ("Truckload") and Value Added Services ("VAS").

     The Truckload segment consists of six operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("No. 131"). The six operating fleets that comprise our Truckload segment are as follows: (i) dedicated services ("Dedicated") provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the regional short-haul ("Regional") fleet provides comparable truckload van service within five geographic regions across the United States; (iii) the medium-to-long-haul van ("Van") fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers; (iv) the expedited ("Expedited") fleet provides time-sensitive truckload services utilizing driver teams; and the (v) flatbed ("Flatbed") and (vi) temperature-controlled ("Temperature-Controlled") fleets provide truckload services for products with specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $8.6 million for 2008, $10.0 million for 2007 and $11.2 million for 2006. These revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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

     The following tables summarize our segment information (in thousands):


                                                       Revenues
                                                      ----------
                                            2008         2007         2006
                                         ----------   ----------   ----------
     Truckload Transportation Services   $1,881,803   $1,795,227   $1,801,090
     Value Added Services                   265,262      258,433      265,968
     Other                                   15,306       15,303       10,536
     Corporate                                3,228        2,224        2,961
                                         ----------   ----------   ----------
     Total                               $2,165,599   $2,071,187   $2,080,555
                                         ==========   ==========   ==========



                                                   Operating Income
                                                   ----------------
                                            2008         2007         2006
                                         ----------   ----------   ----------
     Truckload Transportation Services   $   95,014   $  121,608   $  156,509
     Value Added Services                    14,570       12,418        7,421
     Other                                    2,803        3,644        1,731
     Corporate                                  548       (1,153)      (1,160)
                                         ----------   ----------   ----------
     Total                               $  112,935   $  136,517   $  164,501
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


                                                       Revenues
                                                       --------
                                            2008         2007         2006
                                         ----------   ----------   ----------
     United States                       $1,951,222   $1,855,686   $1,872,775
                                         ----------   ----------   ----------

     Foreign countries
       Mexico                               142,860      160,988      168,846
       Other                                 71,517       54,513       38,934
                                         ----------   ----------   ----------
          Total foreign countries           214,377      215,501      207,780
                                         ----------   ----------   ----------
     Total                               $2,165,599   $2,071,187   $2,080,555
                                         ==========   ==========   ==========




                                                   Long-lived Assets
                                                   -----------------
                                            2008         2007         2006
                                         ----------   ----------   ----------
     United States                       $  903,506   $  935,883   $1,067,716
                                         ----------   ----------   ----------

     Foreign countries
       Mexico                                22,853       35,776       28,452
       Other                                    280          282          172
                                         ----------   ----------   ----------
          Total foreign countries            23,133       36,058       28,624
                                         ----------   ----------   ----------
     Total                               $  926,639   $  971,941   $1,096,340
                                         ==========   ==========   ==========


     We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. No customer generated more than 10% of our total revenues for 2008 and 2007, and one customer generated 11% of total revenues for 2006.

(9)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

       (In thousands, except per share amounts)


                           First Quarter   Second Quarter   Third Quarter  Fourth Quarter
                           --------------------------------------------------------------
2008:
Operating revenues           $ 512,787       $ 578,181        $ 584,057      $ 490,574
Operating income                13,418          30,868           38,022         30,627
Net income                       8,375          18,112           22,446         18,647
Basic earnings per share           .12             .26              .32            .26
Diluted earnings per share         .12             .25              .31            .26



                           First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                           --------------------------------------------------------------
2007:
Operating revenues           $ 503,913       $ 531,286        $ 510,260       $ 525,728
Operating income                27,266          38,386           37,064          33,801
Net income                      15,668          22,254           21,850          15,585
Basic earnings per share           .21             .30              .30             .22
Diluted earnings per share         .21             .30              .30             .22


ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     No  disclosure under this item was required within  the  two most  recent  fiscal  years  ended  December  31,  2008,  or  any
subsequent   period,  involving  a  change  of   accountants   or
disagreements on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Our disclosure controls  and  procedures  are  designed  to  provide  reasonable
assurance  of  achieving the desired control  objectives.   Based
upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the SEC within the required time period.

     We have confidence in our internal controls and procedures. Nevertheless, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the internal controls or disclosure procedures and controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect that resource constraints exist, and the benefits of controls must be relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements and instances of fraud, if any, have been prevented or detected.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

     Management has engaged KPMG LLP ("KPMG"), the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, to attest to and report on the effectiveness of our internal control over financial reporting. KPMG's report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Werner Enterprises, Inc.:

     We have audited Werner Enterprises, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Werner Enterprises, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     In our opinion, Werner Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009, expressed an unqualified opinion on those consolidated financial statements.

                              KPMG LLP
Omaha, Nebraska
February 27, 2009

Changes in Internal Control over Financial Reporting

     Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     During fourth quarter 2008, no information was required to be disclosed in a report on Form 8-K, but not reported.

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

Code of Corporate Conduct

     We adopted our Code of Corporate Conduct, which is our code of ethics, that applies to our principal executive officer, principal financial officer, principal accounting officer/controller and all other officers, employees and directors. The Code of Corporate Conduct is available on our website, www.werner.com under "Investor Information." We intend to post on our website any amendment to, or waiver from, any provision of our Code of Corporate Conduct (if any) within four business days of any such event.

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

Equity Compensation Plan Information

     The following table summarizes, as of December 31, 2008, information about compensation plans under which our equity securities are authorized for issuance:


                                                                         Number of Securities
                                                                        Remaining Available for
                                                                         Future Issuance under
                      Number of Securities to      Weighted-Average       Equity Compensation
                      be Issued upon Exercise     Exercise Price of        Plans (Excluding
                      of Outstanding Options,    Outstanding Options,   Securities Reflected in
                        Warrants and Rights      Warrants and Rights          Column (a))
  Plan Category                  (a)                     (b)                      (c)
  -------------       -----------------------    --------------------   -----------------------
  Equity compensation
    plans approved by
    stockholders           2,298,903 (1)              $13.74 (2)               8,669,682


  (1) Includes 35,000 shares issuable upon vesting of outstanding restricted stock awards.
  (2) The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding stock awards, which have no exercise price.

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

                             PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules.

     (1)  Financial Statements:  See Part II, Item 8 hereof.
                                                                        Page
                                                                        ----
          Report of Independent Registered Public Accounting Firm        35
          Consolidated Statements of Income                              36
          Consolidated Balance Sheets                                    37
          Consolidated Statements of Cash Flows                          38
          Consolidated Statements of Stockholders' Equity and
            Comprehensive Income                                         39
          Notes to Consolidated Financial Statements                     40

     (2)  Financial   Statement   Schedules:   The   consolidated
financial  statement  schedule  set  forth  under  the  following caption  is  included  herein.  The  page  reference  is  to  the consecutively numbered pages of this report on Form 10-K.
                                                                        Page
                                                                        ----
          Schedule II - Valuation and Qualifying Accounts                60

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated
Financial Statements or Notes thereto.

     (3) Exhibits: The response to this portion of Item 15 is submitted as a separate section of this Form 10-K (see Exhibit
Index on page 61).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.
                                   WERNER ENTERPRISES, INC.

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


     Signature                          Position                         Date
     ---------                          --------                         ----
/s/ Clarence L. Werner      Chairman of the Board                  February 27, 2009
-------------------------
Clarence L. Werner

/s/ Gary L. Werner          Vice Chairman and                      February 27, 2009
-------------------------   Director
Gary L. Werner

/s/ Gregory L. Werner       President, Chief Executive Officer     February 27, 2009
-------------------------   and Director
Gregory L. Werner

/s/ Gerald H. Timmerman     Director                               February 27, 2009
-------------------------
Gerald H. Timmerman

/s/ Michael L. Steinbach    Director                               February 27, 2009
-------------------------
Michael L. Steinbach

/s/ Kenneth M. Bird         Director                               February 27, 2009
-------------------------
Kenneth M. Bird

/s/ Patrick J. Jung         Director                               February 27, 2009
-------------------------
Patrick J. Jung

/s/ Duane K. Sather         Director                               February 27, 2009
-------------------------
Duane K. Sather

/s/ John J. Steele          Executive Vice President,              February 27, 2009
-------------------------   Treasurer and Chief Financial
John J. Steele              Officer (Principal Financial Officer)

/s/ James L. Johnson        Senior Vice President, Controller      February 27, 2009
-------------------------   and Corporate Secretary (Principal
James L. Johnson            Accounting Officer)


                           SCHEDULE II

                    WERNER ENTERPRISES, INC.


                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)


                                    Balance at    Charged to    Write-off    Balance at
                                   Beginning of   Costs and    of Doubtful     End of
                                      Period       Expenses      Accounts      Period
                                   ------------   ----------   -----------   ----------
  Year ended December 31, 2008:
  Allowance for doubtful accounts     $9,765        $  864        $1,074       $9,555
                                      ======        ======        ======       ======

  Year ended December 31, 2007:
  Allowance for doubtful accounts     $9,417        $  552        $  204       $9,765
                                      ======        ======        ======       ======

  Year ended December 31, 2006:
  Allowance for doubtful accounts     $8,357        $8,767        $7,707       $9,417
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
  3(i)    Restated Articles of Incorporation          Exhibit 3(i) to the Company's Quarterly Report on
                                                      Form 10-Q for the quarter ended June 30, 2007

  3(ii)   Revised and Restated By-Laws                Exhibit 3(ii) to the Company's Quarterly Report on
                                                      Form 10-Q for the quarter ended June 30, 2007

  10.1    Werner Enterprises, Inc. Equity Plan        Exhibit 99.1 to the Company's Current Report on
                                                      Form 8-K dated May 8, 2007

  10.2    Non-Employee Director Compensation          Exhibit 10.1 to the Company's Quarterly Report on
                                                      Form 10-Q for the quarter ended September 30,
                                                      2007

  10.3    The Executive Nonqualified Excess Plan      Exhibit 10.2 to the Company's Quarterly Report on
          of Werner Enterprises, Inc., as amended     Form 10-Q for the quarter ended September 30,
                                                      2008

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

  10.7    Form of Notice of Grant of Nonqualified     Exhibit 10.1 to the Company's Current Report on
          Stock Option                                Form 8-K dated November 29, 2007

  10.8    Letter from the Company to Daniel H.        Exhibit 10.1 to the Company's Quarterly Report on
          Cushman, dated January 15, 2008             Form 10-Q for the quarter ended March 31, 2008

  10.9    Form of Restricted Stock Award              Exhibit 10.1 to the Company's Quarterly Report on
          Agreement for recipients under the Werner   Form 10-Q for the quarter ended September 30, 2008
          Enterprises, Inc. Equity Plan

  11      Statement Re: Computation of Per Share      See Note 1 (Common Stock and Earnings Per
          Earnings                                    Share) in the Notes to Consolidated Financial
                                                      Statements under Item 8

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
