Form 10-Q
period 2009-03-31
WERNER ENTERPRISES INC
filed 2009-05-04
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
                                    OR
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                              Yes       No
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

     As of April 29, 2009, 71,576,555 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                         WERNER ENTERPRISES, INC.
                                  INDEX
                                  -----                                 PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:


         Consolidated  Statements of Income for the Three Months  Ended    5
         March 31, 2009 and 2008

         Consolidated Condensed Balance Sheets as of March 31, 2009 and    6
         December 31, 2008

         Consolidated  Statements of Cash Flows for  the  Three  Months    7
         Ended March 31, 2009 and 2008

         Notes  to Consolidated Financial Statements (Unaudited) as  of    8
         March 31, 2009

Item 2.  Management's  Discussion and Analysis of  Financial  Condition   12
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       28


Item 4.  Controls and Procedures                                          28


PART II - OTHER INFORMATION

Item 1A. Risk Factors                                                     30


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      30


Item 6.  Exhibits                                                         31

                                  PART I

                           FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:

     This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as
amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Item 1A (Risk Factors) of this Form 10-Q. Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

     Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

     These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                 March 31,
---------------------------------------------------------------------------
                                                     2009          2008
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                                $ 394,508     $ 512,787
                                                  -------------------------

Operating expenses:
   Salaries, wages and benefits                     134,186       143,187
   Fuel                                              51,610       123,836
   Supplies and maintenance                          37,897        40,509
   Taxes and licenses                                24,395        28,265
   Insurance and claims                              21,665        24,732
   Depreciation                                      40,094        41,796
   Rent and purchased transportation                 68,593        94,463
   Communications and utilities                       4,402         5,239
   Other                                                410        (2,658)
                                                  -------------------------
    Total operating expenses                        383,252       499,369
                                                  -------------------------

Operating income                                     11,256        13,418
                                                  -------------------------

Other expense (income):
   Interest expense                                      76             3
   Interest income                                     (489)       (1,073)
   Other                                               (272)           51
                                                  -------------------------
    Total other expense (income)                       (685)       (1,019)
                                                  -------------------------
Income before income taxes                           11,941        14,437

Income taxes                                          5,045         6,062
                                                  -------------------------

Net income                                        $   6,896     $   8,375
                                                  =========================

Earnings per share:

     Basic                                        $    0.10     $    0.12
                                                  =========================

     Diluted                                      $    0.10     $    0.12
                                                  =========================

Dividends declared per share                      $   0.050     $   0.050
                                                  =========================

Weighted-average common shares outstanding:

     Basic                                           71,576        70,445
                                                  =========================

     Diluted                                         71,944        71,377
                                                  =========================


        See Notes to Consolidated Financial Statements (Unaudited).

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)             March 31,    December 31,
---------------------------------------------------------------------------
                                                    2009          2008
---------------------------------------------------------------------------
                                                (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                     $   48,883      $   48,624
   Accounts receivable, trade, less allowance of
     $9,087 and $9,555, respectively                156,647         185,936
   Other receivables                                 18,420          18,739
   Inventories and supplies                          11,805          10,644
   Prepaid taxes, licenses and permits               11,872          16,493
   Current deferred income taxes                     31,749          30,789
   Other current assets                              14,555          20,659
                                                 --------------------------
     Total current assets                           293,931         331,884
                                                 --------------------------

Property and equipment                            1,618,716       1,613,102
Less - accumulated depreciation                     689,663         686,463
                                                 --------------------------
     Property and equipment, net                    929,053         926,639
                                                 --------------------------
Other non-current assets                             16,349          16,795
                                                 --------------------------
                                                 $1,239,333      $1,275,318
                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $   43,690      $   46,684
   Current portion of long-term debt                      -          30,000
   Insurance and claims accruals                     79,283          79,830
   Accrued payroll                                   25,347          25,850
   Other current liabilities                         19,682          19,006
                                                 --------------------------
     Total current liabilities                      168,002         201,370
                                                 --------------------------

Other long-term liabilities                           7,485           7,406

Insurance and claims accruals, net of current
  portion                                           118,500         120,500

Deferred income taxes                               197,758         200,512


Stockholders' equity:
   Common stock, $0.01 par value, 200,000,000
     shares authorized; 80,533,536 shares
     issued; 71,576,367 and 71,576,267 shares
     outstanding, respectively                          805             805
   Paid-in capital                                   93,669          93,343
   Retained earnings                                829,828         826,511
   Accumulated other comprehensive loss              (8,733)         (7,146)
   Treasury stock, at cost; 8,957,169 and
     8,957,269 shares, respectively                (167,981)       (167,983)
                                                 --------------------------
     Total stockholders' equity                     747,588         745,530
                                                 --------------------------
                                                 $1,239,333      $1,275,318
                                                 ==========================


        See Notes to Consolidated Financial Statements (Unaudited).

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
(In thousands)                                           March 31,
---------------------------------------------------------------------------
                                                     2009          2008
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
   Net income                                      $  6,896        $  8,375
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    40,094          41,796
     Deferred income taxes                           (3,958)            961
     Gain on disposal of property and equipment        (730)         (3,749)
     Stock-based compensation                           327             399
     Other long-term assets                            (151)            (18)
     Insurance claims accruals, net of current
       portion                                       (2,000)          3,500
     Other long-term liabilities                          4             (83)
     Changes in certain working capital items:
       Accounts receivable, net                      29,289           8,299
       Other current assets                           9,883           3,797
       Accounts payable                              (2,994)         13,890
       Other current liabilities                        (55)          2,879
                                                 --------------------------
    Net cash provided by operating activities        76,605          80,046
                                                 --------------------------

Cash flows from investing activities:
   Additions to property and equipment              (68,151)        (52,857)
   Retirements of property and equipment             24,559          27,469
   Decrease in notes receivable                       1,136           1,975
                                                 --------------------------
    Net cash used in investing activities           (42,456)        (23,413)
                                                 --------------------------

Cash flows from financing activities:
   Repayments of short-term debt                    (30,000)              -
   Dividends on common stock                         (3,579)         (3,519)
   Repurchases of common stock                            -          (4,486)
   Stock options exercised                                1           2,739
   Excess tax benefits from exercise of stock
     options                                              -             818
                                                 --------------------------
    Net cash used in financing activities           (33,578)         (4,448)
                                                 --------------------------

Effect of foreign exchange rate fluctuations on
  cash                                                 (312)            645
Net increase in cash and cash equivalents               259          52,830
Cash and cash equivalents, beginning of period       48,624          25,090
                                                 --------------------------
Cash and cash equivalents, end of period           $ 48,883        $ 77,920
                                                 ==========================
Supplemental disclosures of cash flow
information:
Cash paid during the period for:
   Interest                                        $    131        $      3
   Income taxes                                    $  1,924        $  3,587
Supplemental schedule of non-cash investing
activities:
   Notes receivable issued upon sale of revenue
     equipment                                     $    539        $  1,043


        See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Comprehensive Income

     Other than our net income, our only other source of comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income (loss) from foreign currency translation adjustments was a loss of $1,587,000 for the three-month period ended March 31, 2009, and income of $645,000 for the three-month period ended March 31, 2008.

(2)  Long-Term Debt

     As of March 31, 2009, we have two committed credit facilities with banks totaling $225.0 million that mature in May 2009 ($50.0 million) and May 2011 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). As of March 31, 2009, we had no borrowings outstanding under these credit facilities with banks, after repaying $30.0 million on these notes during first quarter 2009. The $225.0 million of credit available under these facilities is further reduced by $43.8 million in letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, amortization and rentals payable (as defined in each credit facility). At March 31, 2009, we were in compliance with these covenants.

(3)  Income Taxes

     For  the  three-month  period ended March  31,  2009,  there  were  no material changes to the total amount of unrecognized tax benefits. We accrued an interest benefit of $0.3 million during the three-month period ended March 31, 2009. Our total gross liability for unrecognized tax benefits at March 31, 2009 is $7.2 million. If recognized, $4.1 million of unrecognized tax benefits would impact our effective tax rate. Interest of $3.4 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

     We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2006 through 2008 are open for examination by the Internal Revenue Service ("IRS"), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdiction statutes of limitations generally range from three to four years.

(4)  Commitments and Contingencies

     As of March 31, 2009, we have committed to property and equipment purchases of approximately $33.6 million.

     We are involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

(5)  Earnings Per Share

     We compute and present earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards. There are no differences in the numerators of our computations of basic and diluted earnings per share for any period presented. The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).


                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                      2009       2008
                                                   --------------------
Net income                                         $   6,896  $   8,375

Weighted average common shares
  outstanding                                         71,576     70,445
Common stock equivalents                                 368        932
                                                   --------------------
Shares used in computing
  diluted earnings per share                          71,944     71,377
                                                   ====================
Basic earnings per share                           $    0.10  $    0.12
                                                   ====================
Diluted earnings per share                         $    0.10  $    0.12
                                                   ====================



     Options to purchase shares of common stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                                                      Three Months Ended
                                                           March 31,
                                               ---------------------------------
                                                    2009              2008
                                               ---------------------------------
Number of shares under option                        1,215,819           659,519
Range of option purchase prices                $16.68 - $20.36   $18.33 - $20.36


(6)  Stock-Based Compensation

     Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including type of award, recipients, number of shares subject to each award and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of March 31, 2009, there were 8,674,182 shares available for granting additional awards.

     We apply the fair value method of SFAS No. 123 (Revised 2004), Share-Based Payment, in accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense was $0.3 million for the three months ended March 31, 2009 and $0.4 million for the three months ended March 31, 2008. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $0.1 million for the three months ended March 31, 2009 and $0.2 million for the three months ended March 31, 2008. As of March 31, 2009, the total unrecognized compensation cost related to nonvested stock-based compensation awards was approximately $2.5 million and is expected to be recognized over a weighted average period of 1.7 years.

     We do not have a formal policy for issuing shares upon exercise of stock options or vesting of restricted stock, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired under these regular repurchase programs have provided us with sufficient quantities of stock to issue for stock-based compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock-based compensation during 2009.

     Stock Options

     Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

     The following table summarizes stock option activity for the three months ended March 31, 2009:


                                                            Weighted
                                                             Average     Aggregate
                                     Number     Weighted    Remaining    Intrinsic
                                   of Options   Average    Contractual     Value
                                      (in       Exercise      Term          (in
                                   thousands)   Price ($)    (Years)     thousands)
                                   ------------------------------------------------
Outstanding at beginning of period    2,264    $    13.74
   Options granted                        -    $        -
   Options exercised                      -    $        -
   Options forfeited                     (5)   $    17.32
   Options expired                        -    $        -
                                   --------
Outstanding at end of period          2,259    $    13.73        4.39    $    6,255
                                   ========
Exercisable at end of period          1,566    $    12.07        3.23    $    6,255
                                   ========


     We did not grant any stock options during the three-month periods ended March 31, 2009 and 2008. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $1 thousand and $2.3 million for the three-month periods ended March 31, 2009 and March 31, 2008.

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

     The following table summarizes restricted stock activity for the three months ended March 31, 2009:

                                                                 Weighted Average Grant
                                   Number of Restricted Shares    Date Fair Value ($)
                                         (in thousands)               (per share)
                                   ----------------------------------------------------
Nonvested at beginning of period                            35   $                22.88
   Shares granted                                            -   $                    -
   Shares vested                                             -   $                    -
   Shares forfeited                                          -   $                    -
                                   ---------------------------
Nonvested at end of period                                  35   $                22.88
                                   ===========================


     We did not grant any shares of restricted stock during the three-month periods ended March 31, 2009 and 2008. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate, adjusted for any known future changes in the dividend rate.

(7)  Segment Information

     We have two reportable segments - Truckload Transportation Services ("Truckload") and Value Added Services ("VAS").

     The Truckload segment consists of six operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("No. 131"). The six operating fleets that comprise our Truckload segment are as follows: (i) dedicated services ("Dedicated") provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility;
(ii) the regional short-haul ("Regional") fleet provides comparable truckload van service within five geographic regions across the United States; (iii) the medium-to-long-haul van ("Van") fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers; (iv) the expedited ("Expedited") fleet provides time-sensitive truckload services utilizing driver teams; (v) flatbed ("Flatbed") and (vi) temperature-controlled ("Temperature-Controlled") fleets provide truckload services for products with specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $1.2 million and $1.9 million for the three-month periods ended March 31, 2009 and March 31, 2008. These revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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

     The following tables summarize our segment information (in thousands):


                                                       Revenues
                                                       --------
                                                  Three Months Ended
                                                       March 31,
                                                ----------------------
                                                    2009      2008
                                                ----------------------
Truckload Transportation Services               $  343,857  $  446,169
Value Added Services                                47,473      62,186
Other                                                2,516       3,905
Corporate                                              662         527
                                                ----------------------
Total                                           $  394,508  $  512,787
                                                ======================



                                                   Operating Income
                                                   ----------------
                                                  Three Months Ended
                                                       March 31,
                                                ----------------------
                                                    2009      2008
                                                ----------------------
Truckload Transportation Services               $    8,861  $    9,235
Value Added Services                                 1,733       3,667
Other                                                  283       1,066
Corporate                                              379        (550)
                                                ----------------------
Total                                           $   11,256  $   13,418
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

     The MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview:

     We operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our VAS segment). Although our business volume is not highly concentrated, we may also be occasionally affected by our customers' financial failures or loss of customer business.

     Operating revenues reported in our operating statistics table are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and
(iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the six operating fleets in the Truckload segment (Dedicated, Regional, Van, Expedited, Temperature-Controlled and Flatbed). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and International), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. Trucking revenues accounted for 87% of total operating revenues in first quarter 2009, and non-trucking and other operating revenues accounted for 13% of total operating revenues.

     Trucking revenues, net of fuel surcharge, are typically generated on a per-mile basis and also include "accessorial" revenues such as stop charges, loading/unloading charges and equipment detention charges. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately in the operating statistics table and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average revenues per loaded mile, (iii) average monthly miles per tractor, (iv) average percentage of empty miles (miles without trailer cargo), (v) average trip length (in loaded miles) and (vi) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our Truckload segment also generates a small amount of revenues categorized as non-trucking revenues, related to shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.

     Our most significant resource requirements are company drivers, owner-operators, tractors, trailers and equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). To mitigate our risk to fuel price increases, we recover additional fuel surcharges from our customers that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and owner-operator availability and the market for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims, workers' compensation benefits and health claims for our employees (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

     The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to owner-operators
(included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles generated. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for first quarter 2009 to first quarter 2008, several industry-wide issues could cause costs to increase in future periods. These issues include a softer freight market, changing fuel prices, higher new truck and trailer purchase prices and a weaker used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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


                                                    Three Months Ended
                                                        March 31,
                                                   --------------------     %
                                                     2009        2008     Change
                                                   --------    --------   -------
Trucking revenues, net of fuel surcharge (1)       $307,976    $348,424   -11.6%
Trucking fuel surcharge revenues (1)                 34,653      95,769   -63.8%
Non-trucking revenues, including VAS (1)             48,669      64,119   -24.1%
Other operating revenues (1)                          3,210       4,475   -28.3%
                                                   --------    --------
    Total operating revenues (1)                   $394,508    $512,787   -23.1%
                                                   ========    ========

Operating ratio (consolidated) (2)                     97.1%       97.4%
Average monthly miles per tractor                     9,550       9,868    -3.2%
Average revenues per total mile (3)                  $1.438      $1.453    -1.0%
Average revenues per loaded mile (3)                 $1.662      $1.684    -1.3%
Average percentage of empty miles (4)                 13.50%      13.72%   -1.6%
Average trip length in miles (loaded)                   469         542   -13.5%
Total miles (loaded and empty) (1)                  214,170     239,744   -10.7%
Average tractors in service                           7,475       8,099    -7.7%
Average revenues per tractor per week (3)            $3,169      $3,309    -4.2%
Total tractors (at quarter end)
    Company                                           6,675       7,315
    Owner-operator                                      700         765
                                                   --------    --------
         Total tractors                               7,375       8,080

Total trailers (Truckload and Intermodal, at
  quarter end)                                       24,885      24,950


(1) Amounts in thousands.
(2) Operating  expenses  expressed  as  a percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.
(4) Miles without trailer cargo.

     The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $1.2 million for the three-month period ended March 31, 2009 and $1.9 million for the three-month period ended March 31, 2008, as described on page 11.


                                                    Three Months Ended
                                                        March 31,
                                           ------------------------------------
Truckload Transportation Services                2009                2008
                                           ----------------    ----------------
 (amounts in thousands)                         $       %           $       %
 ----------------------                    ----------------    ----------------
Revenues                                   $ 343,857  100.0    $ 446,169  100.0
Operating expenses                           334,996   97.4      436,934   97.9
                                           ---------           ---------
Operating income                           $   8,861    2.6    $   9,235    2.1
                                           =========           =========


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


                                                    Three Months Ended
                                                        March 31,
                                           ------------------------------------
Truckload Transportation Services                2009                2008
                                           ----------------    ----------------
 (amounts in thousands)                         $       %           $       %
 ----------------------                    ----------------    ----------------
Revenues                                   $ 343,857           $ 446,169
Less: trucking fuel surcharge revenues        34,653              95,769
                                           ---------           ---------
Revenues, net of fuel surcharges             309,204  100.0      350,400  100.0
                                           ---------           ---------
Operating expenses                           334,996             436,934
Less: trucking fuel surcharge revenues        34,653              95,769
                                           ---------           ---------
Operating expenses, net of fuel surcharges   300,343   97.1      341,165   97.4
                                           ---------           ---------
Operating income                           $   8,861    2.9    $   9,235    2.6
                                           =========           =========


     The following table sets forth the VAS segment's non-trucking revenues, rent and purchased transportation expense, gross margin, other operating expenses and operating income. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party transportation costs), insurance, communications and utilities and other operating expense categories.


                                                    Three Months Ended
                                                         March 31,
                                             ----------------------------------
                                                  2009               2008
                                             ---------------    ---------------
Value Added Services (amounts in thousands)      $       %          $       %
-------------------------------------------  ---------------    ---------------
Revenues                                     $ 47,473  100.0    $ 62,186  100.0
Rent and purchased transportation expense      39,438   83.1      52,679   84.7
                                             --------           --------
Gross margin                                    8,035   16.9       9,507   15.3
Other operating expenses                        6,302   13.3       5,840    9.4
                                             --------           --------
Operating income                             $  1,733    3.6    $  3,667    5.9
                                             ========           ========


Three Months Ended March 31, 2009 Compared to Three Months Ended March  31,
---------------------------------------------------------------------------
2008
----

Operating Revenues

     Operating revenues decreased 23.1% for the three months ended March 31, 2009, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 11.6% due primarily to a 7.7% decrease in the average number of tractors in service and a 3.2% decrease in average monthly miles per tractor. The lower average monthly miles per tractor can be partially attributed to one less calendar business day in first quarter 2009. With respect to pricing and rates, revenue per total mile, excluding fuel surcharges, decreased by 1.0%.

     The already soft freight market weakened further during first quarter 2009. The recessionary economy, combined with many shippers aggressively reducing their inventories, caused a severe slowdown in freight shipments, particularly in the retail sector. The retail sector is the industry group from which the largest percentage of our revenues are generated. We proactively adapted to these challenging market conditions by further reducing our fleet by 4% during first quarter 2009 (a 150-truck reduction in January and a 175-truck reduction in March). However, during first quarter 2009, the decline in freight shipments exceeded our fleet reduction efforts, which caused a significant decline in our daily pre-booked percentages of loads to trucks ("pre-books"). In the last few days of March 2009 and in April 2009, freight volumes began to improve from the very weak levels experienced for most of first quarter 2009, however freight volumes remain well below the same period in the prior year.

     The soft freight market during first quarter 2009 combined with the excess truck capacity in the market caused increased pressure on freight rates. This resulted in the 1.0% decrease in revenue per total mile, excluding fuel surcharge. We expect the pressure on freight rates to continue until freight demand improves, and we could experience further rate deterioration.

     Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues decreased 63.8% to $34.7 million in first quarter 2009 from $95.8 million in first quarter 2008 due to an average decrease in diesel fuel costs of $1.49 per gallon in first quarter 2009 compared to first quarter 2008. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty miles, which are not billable to customers, out-of-route miles, and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. In a rapidly rising fuel price market, there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel.

     We continue to diversify our business from the Van fleet to Dedicated, Regional, Expedited, and North America cross-border in the Truckload segment and Freight Management, Intermodal, Brokerage and Werner Global Logistics International in the VAS segment. This diversification helped soften the impact of the weak freight market in first quarter 2009 and enables us to provide expanded services to our customers.

     We remain committed to serving, and are not leaving, the one-way long-haul sector of the truckload market. Rather, we are changing the ways we serve our customers in this market by providing more cost-effective solutions that provide higher returns. While we have de-emphasized the lower-asset-return solo driver solution, we continue to grow several other customer-focused solutions for this market. These solutions include the use of team drivers, engineered networks of relay trucks, third-party brokerage carriers, power-only with trucks provided by third-party carriers and intermodal.

     VAS revenues are generated by its four operating units. VAS revenues decreased 23.7% to $47.5 million in first quarter 2009 from $62.2 million in first quarter 2008 due to three factors: (i) a 19% reduction in the average revenue per shipment due to lower fuel prices and customer rates;
(ii) shifting significantly more shipments, revenues and gross margin from our VAS segment to our Truckload segment in first quarter 2009 (19,637 shipments in first quarter 2009 compared to 15,554 shipments in first quarter 2008) to cushion the impact of the very soft freight market on the Truckload segment; and (iii) a significantly weaker freight market that reduced the number of industry freight shipments by an estimated 15% to 20%, which was offset by VAS shipment growth due to new customer business.

VAS gross margin dollars decreased 15.5% to $8.0 million in first quarter 2009 from $9.5 million for the same period in 2008 due to the reasons noted above.

     Our Brokerage revenues and gross margins declined due to the factors described in the paragraph above. Freight Management revenues declined due to reduced shipments with existing customers. Intermodal revenues and gross margins declined because of an extremely weak and competitive intermodal market in first quarter 2009.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 97.1% for the three months ended March 31, 2009, compared to 97.4% for the three months ended March 31, 2008. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 16 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.


                                                 Three Months Ended  Increase
                                                      March 31,     (Decrease)
                                                 ------------------
                                                   2009      2008    per Mile
                                                 -----------------------------
Salaries, wages and benefits                      $0.599    $0.574    $0.025
Fuel                                               0.240     0.515    (0.275)
Supplies and maintenance                           0.169     0.160     0.009
Taxes and licenses                                 0.114     0.118    (0.004)
Insurance and claims                               0.100     0.103    (0.003)
Depreciation                                       0.185     0.168     0.017
Rent and purchased transportation                  0.135     0.173    (0.038)
Communications and utilities                       0.020     0.021    (0.001)
Other                                              0.002    (0.009)    0.011


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 11.6% for first quarter 2009 compared to 12.2% for first quarter 2008. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 0.7 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.3 cents;
(ii) fuel, 0.2 cents; (iii) supplies and maintenance, 0.1 cent and (iv) depreciation, 0.1 cent.

     As the economy slowed during the latter part of 2008, we took steps to further manage and reduce a variety of controllable costs and identify efficiencies. Numerous cost-saving programs were implemented during first quarter 2009, and we will implement several other cost-saving opportunities in the coming months. Examples of our cost-saving measures include decreasing the company-matching contribution percentage for our 401(k) plan, reducing driver advertising and other driver recruiting expenses, restructuring discretionary driver pay programs and improving our ratio of tractors to non-driver employees. We improved our tractor-to-non-driver ratio for the trucking operation from December 31, 2008 to March 31, 2009.

     Salaries, wages and benefits in the Truckload segment increased 2.5 cents per mile on a total mile basis in first quarter 2009 compared to first quarter 2008. This increase is primarily attributed to higher student pay (average active trainer teams increased 12%), group health insurance costs and non-driver salaries for office and equipment maintenance personnel and, as discussed above, the shift from rent and purchased transportation to salaries, wages and benefits because of the decrease in owner-operator miles as a percentage of total miles. Although we have improved our tractor to non-driver ratio (as discussed above), the benefit was not fully realized during first quarter 2009 because of related one-time costs that occurred during the quarter. Within the Truckload segment, these cost increases were offset partially by lower workers' compensation expense. Non-driver salaries, wages and benefits increased in the non-trucking VAS segment. Although VAS revenues were lower in first quarter 2009 than in the first quarter 2008, VAS handled 3% more shipments in first quarter 2009, including those transferred to the Truckload segment.

     We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2009. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers' compensation insurance premiums for the policy year beginning April 2009 are slightly lower than the previous policy year, due primarily to lower projected payroll.

     The qualified and student driver recruiting and retention markets improved in first quarter 2009 compared to first quarter 2008. Generally going into the spring season, the driver market is difficult due to seasonal construction and housing jobs that become available with improved weather conditions. The current weakness in the construction and automotive industries, trucking company failures and fleet reductions, and the higher national unemployment rate contribute to an improved driver recruiting and retention market. We anticipate that availability of drivers will remain strong until current economic conditions improve. When economic conditions improve, competition for qualified drivers will likely increase, and we cannot predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel decreased 27.5 cents per total mile for the Truckload segment due to lower average diesel fuel prices following the rapid fuel price decline that occurred in fourth quarter 2008 and improved miles per gallon (see paragraph below). Diesel fuel prices decreased slightly during much of first quarter 2009 and at a much slower rate than the fuel price decline during fourth quarter 2008. Prices began to increase in the last two weeks of March and were slightly higher at quarter-end than the beginning of the quarter. Average diesel fuel costs were $1.49 per gallon lower in first quarter 2009 than in first quarter 2008.

     During first quarter 2009, we continued to improve fuel miles per gallon ("mpg") through several initiatives to improve fuel efficiency.
These initiatives have been ongoing since March 2008 and include (i) reducing truck idle time, (ii) lowering non-billable miles, (iii) increasing the percentage of aerodynamic, more fuel-efficient trucks in the company truck fleet and (iv) installing auxiliary power units ("APUs") in company trucks. As of March 31, 2009, we had installed APUs in approximately 50% of the company-owned truck fleet. As a result of these fuel savings initiatives, we improved our company truck average mpg by 5.6% in first quarter 2009 compared to first quarter 2008. This mpg improvement resulted in the purchase of 2.0 million fewer gallons of diesel fuel in first quarter 2009 than in first quarter 2008. This equates to a reduction of approximately 22,000 tons of carbon dioxide emissions. We intend to continue these and other environmentally conscious initiatives, including our active participation as a U.S. Environmental Protection Agency ("EPA") SmartWay Transport Partner.

     Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

     Supplies and maintenance for the Truckload segment increased 0.9 cents per total mile in first quarter 2009 compared to first quarter 2008. The average age of our company truck fleet increased from 2.2 years at March 31, 2008 to 2.5 years at March 31, 2009. The higher average age results in more maintenance that is not covered by warranty. Increased labor and parts rates charged by over-the-road vendors also contributed to the first quarter 2009 increase in maintenance costs compared to first quarter 2008. Severe cold weather in January 2009 also caused an increase in towing and jumpstart costs.

     Taxes and licenses for the Truckload segment decreased 0.4 cents on a per-total-mile basis in first quarter 2009 compared to first quarter 2008 due to a decrease in fuel taxes per mile resulting from the 5.6% improvement in the company truck mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently lower fuel taxes.

     Insurance and claims for the Truckload segment decreased slightly,  by
0.3 cents per total mile, in first quarter 2009 compared to first quarter 2008. We renewed our liability insurance policies on August 1, 2008 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. The annual aggregate for claims in excess of $5.0 million and less than $10.0 million was lowered from $5.0 million to $4.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2008 are slightly lower than the previous policy year.

     Depreciation expense for the Truckload segment increased 1.7 cents per total mile in first quarter 2009 compared to first quarter 2008. This increase was due primarily to lower average miles per tractor (which has the effect of increasing this fixed cost when evaluated on a per mile basis) and, to a lesser extent, an increase in the number of APUs installed on company trucks and a higher ratio of trailers to tractors resulting from the tractor fleet reductions. While we incur depreciation expense on the APUs, we also incur lower fuel expense because tractors with APUs consume less fuel during periods of truck idling.

     Depreciation expense was historically affected by the engine emissions standards imposed by the EPA that became effective in October 2002 and applied to all new trucks purchased after that time, resulting in increased truck purchase costs. Depreciation expense is affected because in January 2007, a second set of more strict EPA engine emissions standards became effective for all newly manufactured truck engines. Compared to trucks with engines produced before 2007, the trucks with new engines manufactured under the 2007 standards have higher purchase prices. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. The engines in our fleet of company-owned trucks as of March 31, 2009 consist of 72% Caterpillar, 14% Detroit Diesel, 7% Cummins, and 7% Mercedes Benz.

     In January 2010, a final set of more rigorous EPA-mandated emissions standards will become effective for all new engines manufactured after that date. It is expected that these trucks will have a higher purchase price than the trucks manufactured to meet the 2007 EPA engine emission standards but may be more fuel efficient. We are currently evaluating the options available to us to prepare for the upcoming 2010 standards.

     Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to owner-operators in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 83.1% in first quarter 2009 compared to 84.7% in first quarter 2008.

     Rent  and purchased transportation for the Truckload segment decreased
3.8 cents per total mile in first quarter 2009 due primarily to decreased fuel prices that resulted in lower reimbursements to owner-operators for fuel and, to a lesser extent, the decrease in the percentage of owner-operator truck miles versus company truck miles. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and owner-operator trucks. Challenging operating conditions continue to make owner-operator recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of owner-operators and a shortage of financing. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any decrease in the number of owner-operators. If a shortage of owner-operators and company drivers occurs, increases in per mile settlement rates (for owner-operators) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we were not able to obtain corresponding freight rate increases.

     Other operating expenses for the Truckload segment increased 1.1 cents per total mile in first quarter 2009. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses, including costs to prepare the equipment for sale. Gains on sales of assets decreased to $0.7 million in first quarter 2009 from $3.7 million in first quarter 2008. In first quarter 2009, we realized lower average gains per truck and trailer sold. We sold fewer trailers because of the effect of the softer freight market and experienced lower buyer demand for used trucks due to the weak spot market for freight. During first quarter 2009, we closed five lower volume Fleet Truck Sales offices and continue to operate in 11 locations across the continental United States. We believe our wholly-owned subsidiary and used truck retail network, Fleet Truck Sales, is one of the largest Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers.

Other Expense (Income)

     Our interest income was $0.5 million in first quarter 2009 compared to $1.1 million in first quarter 2008. Our average cash and cash equivalents balances were comparable for first quarter 2009 and first quarter 2008; however, the average interest rate earned on these funds was lower in first quarter 2009.

Income Taxes

     Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased slightly to 42.2% for first quarter 2009 from 42.0% for first quarter 2008. The higher income tax rate was due primarily to lower income before income taxes on an annualized basis, which caused non-deductible expenses such as driver per diem to comprise a larger percentage of our income before income taxes.

Liquidity and Capital Resources:

     During the three months ended March 31, 2009, net cash provided by operating activities decreased to $76.6 million, a 4.3% decrease ($3.4 million) in cash flows compared to the same three-month period one year ago. The decrease in net cash provided by operating activities resulted primarily from (i) a $16.9 million decrease in cash flows related to accounts payable, primarily due to the timing of revenue equipment payments and the volume and timing of VAS payments to third-party capacity providers and (ii) a decrease in long-term insurance and claims accruals due to settlements of claims. These decreases in net cash provided by operating activities were offset partially by a lower accounts receivable balance because of a decrease in fuel surcharge billings in first quarter 2009. We were able to make net capital expenditures, repay debt and pay dividends because of the net cash provided by operating activities and existing cash balances as discussed below.

     Net cash used in investing activities for the three-month period ended March 31, 2009 increased by 81.3% ($19.0 million), from $23.4 million for the three-month period ended March 31, 2008 to $42.5 million for the three-month period ended March 31, 2009. Net property additions (primarily revenue equipment) were $43.6 million for the three-month period ended March 31, 2009, compared to $25.4 million during the same period of 2008.

     As of March 31, 2009, we were committed to property and equipment purchases, net of trades, of approximately $33.6 million. We expect our net capital expenditures (primarily revenue equipment) to be in the range of $75.0 million to $125.0 million in 2009. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

     Net financing activities used $33.6 million during the three months ended March 31, 2009 and $4.4 million during the same period in 2008. The change from 2008 to 2009 included $30.0 million in debt repayments during the three-month period ended March 31, 2009 and no debt repayments during the three-month period ended March 31, 2008. We paid dividends of $3.6 million in first quarter 2009 and $3.5 million in first quarter 2008. Financing activities included no common stock repurchases for the three-month period ended March 31, 2009 and $4.5 million in the same period of 2008. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company's common stock. The timing and amount of such purchases depends on market and other factors. As of March 31, 2009, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

     Management believes our financial position at March 31, 2009 is strong. As of March 31, 2009, we had $48.9 million of cash and cash equivalents and $747.6 million of stockholders' equity. Cash is invested in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of March 31, 2009, we had $225.0 million of available credit pursuant to credit facilities, of which we had no outstanding borrowings. The credit available under these facilities is further reduced by the $43.8 million in letters of credit we maintain. These letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management foresees no significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

     The following tables set forth our contractual obligations and commercial commitments as of March 31, 2009.


                                   Payments Due by Period
                                       (in millions)


                                         Less
                                        than 1     1-3       3-5   More than 5  Period
                              Total      year     years     years     years    Unknown
--------------------------------------------------------------------------------------
Contractual Obligations
Unrecognized tax benefits    $   7.2   $   1.1   $     -   $     -   $     -   $   6.1
Equipment purchase
  commitments                   33.6      33.6         -         -         -         -
                             -------   -------   -------   -------   -------   -------
Total contractual cash
  obligations                $  40.8   $  34.7   $     -   $     -   $     -   $   6.1
                             =======   =======   =======   =======   =======   =======

Other Commercial Commitments
Unused lines of credit       $ 181.2   $  50.0   $ 131.2   $     -   $     -   $     -
Standby letters of credit       43.8      43.8         -         -         -         -
                             -------   -------   -------   -------   -------   -------
Total commercial commitments $ 225.0   $  93.8   $ 131.2   $     -   $     -   $     -
                             =======   =======   =======   =======   =======   =======

 Total obligations           $ 265.8   $ 128.5   $ 131.2   $     -   $     -   $   6.1
                             =======   =======   =======   =======   =======   =======


     We have committed credit facilities with two banks totaling $225.0 million, of which we had no outstanding borrowings at March 31, 2009. These credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). The credit available under these facilities is further reduced by the amount of standby letters of credit under which we are obligated. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Given our strong financial position, we expect that we could obtain additional financing, if necessary. The standby letters of credit are primarily required for insurance policies. The equipment purchase commitments relate to committed equipment expenditures. As of March 31, 2009, we have recorded a $7.2 million liability for unrecognized tax benefits. We expect $1.1 million to be settled within the next twelve months and are unable to reasonably determine when the $6.1 million categorized as "period unknown" will be settled.

Off-Balance Sheet Arrangements:

     As of March 31, 2009, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

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

     Effective December 27, 2007, the FMCSA issued an interim final rule that amended the 2005 HOS Regulations to (i) allow drivers up to 11 hours of driving time within a 14-hour, non-extendable window from the start of the workday (this driving time must follow 10 consecutive hours of off-duty time) and (ii) restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty. This interim rule made essentially no changes to the 11-hour driving limit and 34-hour restart rules that we have been following since the 2005 HOS Regulations became effective. In 2006 and 2007, the U.S. Court of Appeals for the District of Columbia also considered the 2005 HOS Regulations and heard arguments on the various petitions for review, one of which was submitted by Public Citizen (a consumer safety organization). On January 23, 2008, the Court denied Public Citizen's motion to invalidate the interim final rule. The FMCSA solicited comments on the interim final rule until February 15, 2008. On November 19, 2008, the FMCSA issued a final rule which adopts the provisions of the December 2007 interim final rule. This rule became effective January 19, 2009. On March 9, 2009, Public Citizen and other safety advocate groups petitioned the Court for reconsideration of the FMCSA's final rule, asserting the rule is not stringent enough. On March 12, 2009, the American Trucking Associations then filed a motion to intervene in support of keeping the current FMCSA rules in place. The Court has not issued its decision and is not expected to do so until 2010. We will continue to monitor any developments.

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

     Several U.S. states, counties and cities have enacted legislation or ordinances restricting idling of trucks to short periods of time. This action is significant when it impacts the driver's ability to idle the truck for purposes of operating air conditioning and heating systems particularly while in the sleeper berth. Many of the statutes or ordinances recognize the need of the drivers to have a comfortable environment in which to sleep and include exceptions for those circumstances. California had such an exemption; however, since January 1, 2008, the California sleeper berth exemption no longer exists. We have taken steps to address this issue in California, which include driver training, better scheduling and the installation and use of APUs. California has also enacted restrictions on transport refrigeration unit ("TRU") emissions that require companies to operate compliant TRUs in California. The California regulations apply not only to California intrastate carriers, but also to carriers outside of California who wish to enter the state with TRUs. On January 9, 2009, the EPA issued California a waiver from preemption (as published in the Federal Register on January 16, 2009), which enables California to phase in its regulations over several years beginning July 17, 2009. For compliance purposes, we have started the TRU registration process in California, and we are currently evaluating our options and alternatives for meeting these requirements in 2009 and over the next several years as the regulations gradually become effective.

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

     The most significant accounting policies and estimates that affect our financial statements include the following:

    * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although our normal replacement cycle for tractors is three years, we calculate depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate (which approximates the continuing declining market value of the tractors) when a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. We continually monitor the adequacy of the lives and salvage values used in calculating depreciation expense and adjust these assumptions appropriately when warranted.
    * Impairment of long-lived assets. We review our long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets.
    * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and noncurrent) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers' compensation claims every six months.
    * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider (including owner-operators under contract with us) is utilized to provide some or all of the service and we (i) are the primary obligor in regard to the shipment delivery, (ii) establish customer pricing separately from carrier rate negotiations,
       (iii)  generally  have   discretion  in  carrier   selection  and/or
       (iv) have credit risk on the shipment, we record both revenues for the dollar value of services we bill to the customer and rent and purchased transportation expense for transportation costs we pay to the third-party provider upon the shipment's delivery. In the absence of the conditions listed above, we record revenues net of those expenses related to third-party providers.
    * Accounting for income taxes. Significant management judgment is required to determine (i) the provision for income taxes,
       (ii) whether deferred income taxes will be realized in full or in part and (iii) the liability for unrecognized tax benefits in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed necessary due to our profitable operations. Accordingly, if facts or financial circumstances change and consequently impact the likelihood of realizing the deferred income tax assets, we would need to apply management's judgment to determine the amount of valuation allowance required in any given period.
    * Allowance for doubtful accounts. The allowance for doubtful accounts is our estimate of the amount of probable credit losses in our existing accounts receivable. We review the financial condition of customers for granting credit and monitor changes in customers' financial conditions on an ongoing basis. We determine the allowance based on our historical write-off experience and national economic conditions. During 2008 and the beginning of 2009, numerous significant events affected the U.S. financial markets and resulted in significant reduction of credit availability and liquidity. Consequently, we believe some of our customers may be unable to obtain or retain adequate financing to support their businesses in the future. We anticipate that because of these combined factors, some of our customers may also be compelled to restructure their businesses or may be unable to pay amounts owed to us. We have formal policies in place to continually monitor credit extended to customers and to manage our credit risk. We maintain credit insurance for some customer accounts. We evaluate the adequacy of our allowance for doubtful accounts quarterly and believe our allowance for doubtful accounts is adequate based on information currently available.

     Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our results of operations from period to period.

Accounting Standards:

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at a fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis, and on January 1, 2009, we fully adopted SFAS No. 157. Upon full adoption, SFAS No. 157 had no effect on our financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("No. 141R"). This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Upon adoption, SFAS No. 141R had no effect on our financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("No. 160"). This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption, SFAS No. 160 had no effect on our financial position, results of operations and cash flows.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("No. 161"). This statement amends FASB Statement No. 133 to require enhanced disclosures about an entity's derivative and hedging activities. The provisions of SFAS No. 161 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Upon adoption, SFAS No. 161 had no effect on our financial position, results of operations and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of March 31, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     We conduct business in several foreign countries, including Mexico, Canada and China. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by subsidiary companies in the local currency are subject to foreign exchange gains or losses. Foreign currency transaction gain and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency transaction gains and losses were losses of $1.6 million for first quarter 2009 and gains of $0.6 million for first quarter 2008.

Interest Rate Risk

     We had no debt outstanding at March 31, 2009. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of March 31, 2009, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

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

     We have confidence in our internal controls and procedures. Nevertheless, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the internal controls or disclosure procedures and controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect that resource constraints exist, and the benefits of controls must be relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been prevented or detected.

                                  PART II

                             OTHER INFORMATION

Item 1A.  Risk Factors.

     Risks and uncertainties may cause our actual results, business, financial condition and cash flows to materially differ from those anticipated in the forward-looking statements included in this Form 10-Q. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the risk factors set forth in our Form 10-K, we believe the following additional risk factor should be considered in evaluating our business.

Restrictions on travel to and from Mexico due to health epidemics could disrupt our operations and have a material adverse effect on our operations and profitability.

     Approximately 7% of our revenues are generated from freight moving to or from Mexico. Our business could be materially and adversely affected by restrictions on travel to and from Mexico due to a health epidemic or outbreak such as influenza A (H1N1) (also referred to as the "swine flu"). Any restrictions on travel to and from Mexico due to influenza A (H1N1) or another epidemic or outbreak in Mexico may disrupt our operations and decrease our ability to provide services to our customers. Additionally, any such epidemic or outbreak may have a material adverse effect on demand for freight into and out of Mexico, which could disrupt our business operations and adversely affect our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the "Company") is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of March 31, 2009, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     No shares of common stock were repurchased during the first quarter of 2009 by either the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

Item 6.  Exhibits.


 Exhibit No.   Exhibit                                        Incorporated by Reference to:
 -----------   -------                                        -----------------------------
   3(i)        Restated Articles of Incorporation of Werner   Exhibit 3(i) to the Company's Quarterly
               Enterprises, Inc.                              Report on Form 10-Q for the quarter ended
                                                              June 30, 2007

   3(ii)       Revised and Restated By-Laws of Werner         Exhibit 3(ii) to the Company's Quarterly
               Enterprises, Inc.                              Report on Form 10-Q for the quarter ended
                                                              June 30, 2007

   10.1        Named Executive Officer Compensation           Exhibit 10.4 to the Company's Annual
                                                              Report of Form 10-K for the year ended
                                                              December 31, 2008

    11         Statement Re: Computation of Per Share         See Note 5 (Earnings Per Share) in the
                                                              Notes to Earnings Consolidated Financial
                                                              Statements (Unaudited) under Item 1

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


                                WERNER ENTERPRISES, INC.



Date:      May 4, 2009         By:  /s/ John J. Steele
        -----------------           ---------------------------------------
                                    John J. Steele
                                    Executive Vice President, Treasurer and
                                    Chief Financial Officer



Date:      May 4, 2009         By:  /s/ James L. Johnson
        -----------------           ---------------------------------------
                                    James L. Johnson
                                    Senior Vice President, Controller and
                                    Corporate Secretary