Form 10-Q
period 2009-06-30
WERNER ENTERPRISES INC
filed 2009-08-03
CIK 793074

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[Mark one]
 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
                                     OR
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

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

     As of July 30, 2009, 71,741,407 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                         WERNER ENTERPRISES, INC.
                                  INDEX
                                  -----
                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:                                           4

         Consolidated Statements of Income for the Three Months Ended
         June 30, 2009 and 2008                                          5

         Consolidated Statements of Income for the Six Months Ended
         June 30, 2009 and 2008                                          6

         Consolidated Condensed Balance Sheets as of June 30, 2009 and
         December 31, 2008                                               7

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2009 and 2008                                          8

         Notes to Consolidated Financial Statements (Unaudited) as of
         June 30, 2009                                                   9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     30

Item 4.  Controls and Procedures                                        31

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    32

Item 4.  Submission of Matters to a Vote of Security Holders            32

Item 6.  Exhibits                                                       33

                                   PART I

                            FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:

     This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Item 1A (Risk Factors) of our Form 10-Q for the quarterly period ended March 31, 2009. Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

     Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

     These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                  June 30,
----------------------------------------------------------------------------
                                                     2009          2008
----------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                               $ 403,051       $ 578,181
                                               -----------------------------

Operating expenses:
  Salaries, wages and benefits                     128,385         148,588
  Fuel                                              57,166         154,963
  Supplies and maintenance                          33,327          41,261
  Taxes and licenses                                23,962          27,886
  Insurance and claims                              22,591          23,907
  Depreciation                                      39,214          41,683
  Rent and purchased transportation                 71,735         105,220
  Communications and utilities                       3,989           4,820
  Other                                                672          (1,015)
                                               -----------------------------
    Total operating expenses                       381,041         547,313
                                               -----------------------------

Operating income                                    22,010          30,868
                                               -----------------------------

Other expense (income):
  Interest expense                                       3               3
  Interest income                                     (437)           (964)
  Other                                                 20               1
                                               -----------------------------
    Total other expense (income)                      (414)           (960)
                                               -----------------------------

Income before income taxes                          22,424          31,828

Income taxes                                         9,732          13,716
                                               -----------------------------

Net income                                       $  12,692       $  18,112
                                               =============================

Earnings per share:

     Basic                                       $    0.18       $    0.26
                                               =============================
     Diluted                                     $    0.18       $    0.25
                                               =============================

Dividends declared per share                     $   0.050       $   0.050
                                               =============================

Weighted-average common shares outstanding:

     Basic                                         71,579         70,410
                                               =============================
     Diluted                                       72,010         71,417
                                               =============================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                      Six Months Ended
(In thousands, except per share amounts)                  June 30,
----------------------------------------------------------------------------
                                                     2009          2008
----------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                              $   797,559     $ 1,090,968
                                               -----------------------------

Operating expenses:
  Salaries, wages and benefits                      262,571         291,775
  Fuel                                              108,776         278,799
  Supplies and maintenance                           71,224          81,770
  Taxes and licenses                                 48,357          56,151
  Insurance and claims                               44,256          48,639
  Depreciation                                       79,308          83,479
  Rent and purchased transportation                 140,328         199,683
  Communications and utilities                        8,391          10,059
  Other                                               1,082          (3,673)
                                               -----------------------------
    Total operating expenses                        764,293       1,046,682
                                               -----------------------------

Operating income                                     33,266          44,286
                                               -----------------------------

Other expense (income):
  Interest expense                                       79               6
  Interest income                                      (926)         (2,037)
  Other                                                (252)             52
                                               -----------------------------
    Total other expense (income)                     (1,099)         (1,979)
                                               -----------------------------

Income before income taxes                           34,365          46,265

Income taxes                                         14,777          19,778
                                               -----------------------------
Net income                                         $ 19,588        $ 26,487
                                               =============================

Earnings per share:

     Basic                                         $   0.27        $   0.38
                                               =============================
     Diluted                                       $   0.27        $   0.37
                                               =============================

Dividends declared per share                       $  0.100        $  0.100
                                               =============================

Weighted-average common shares outstanding:

     Basic                                           71,577          70,428
                                               =============================
     Diluted                                         71,962          71,438
                                               =============================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS



 (In thousands, except share amounts)            June 30,       December 31,
----------------------------------------------------------------------------
                                                   2009           2008
----------------------------------------------------------------------------
                                                (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                     $    87,285     $    48,624
  Accounts receivable, trade, less allowance
    of $9,183 and $9,555, respectively              168,674         185,936
  Other receivables                                  23,998          18,739
  Inventories and supplies                           12,072          10,644
  Prepaid taxes, licenses and permits                 7,205          16,493
  Current deferred income taxes                      32,565          30,789
  Other current assets                               25,619          20,659
                                               -----------------------------
    Total current assets                            357,418         331,884
                                               -----------------------------
Property and equipment                            1,556,033       1,613,102
Less - accumulated depreciation                     681,324         686,463
                                               -----------------------------
    Property and equipment, net                     874,709         926,639
                                               -----------------------------
Other non-current assets                             16,193          16,795
                                               -----------------------------
                                                $ 1,248,320     $ 1,275,318
                                               =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $    43,961     $    46,684
  Current portion of long-term debt                       -          30,000
  Insurance and claims accruals                      77,139          79,830
  Accrued payroll                                    26,938          25,850
  Other current liabilities                          19,098          19,006
                                               -----------------------------
    Total current liabilities                       167,136         201,370
                                               -----------------------------
Other long-term liabilities                           7,810           7,406

Insurance and claims accruals, net of current
  portion                                           119,500         120,500

Deferred income taxes                               194,567         200,512

Stockholders' equity:
  Common stock, $.01 par value, 200,000,000
    shares authorized; 80,533,536 shares
    issued; 71,583,073 and 71,576,267 shares
    outstanding, respectively                           805             805
  Paid-in capital                                    93,947          93,343
  Retained earnings                                 838,941         826,511
  Accumulated other comprehensive income (loss)      (6,535)         (7,146)
  Treasury stock, at cost; 8,950,463 and
    8,957,269 shares, respectively                 (167,851)       (167,983)
                                               -----------------------------
    Total stockholders' equity                      759,307         745,530
                                               -----------------------------
                                                $ 1,248,320     $ 1,275,318
                                               =============================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
(In thousands)                                            June 30,
----------------------------------------------------------------------------
                                                     2009          2008
----------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                       $ 19,588       $ 26,487
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                     79,308         83,479
    Deferred income taxes                            (8,018)        (3,660)
    Gain on disposal of property and equipment       (1,082)        (5,969)
    Stock-based compensation                            630            756
    Other long-term assets                             (446)           422
    Insurance claims accruals, net of current
      portion                                        (1,000)         5,500
    Other long-term liabilities                         268            (20)
    Changes in certain working capital items:
      Accounts receivable, net                       17,262        (21,495)
      Other current assets                           (2,359)        11,377
      Accounts payable                               (2,723)        14,156
      Other current liabilities                      (1,078)         9,177
                                                  --------------------------
   Net cash provided by operating activities        100,350        120,210
                                                  --------------------------
Cash flows from investing activities:
  Additions to property and equipment               (78,872)      (114,320)
  Retirements of property and equipment              52,127         48,350
  Decrease in notes receivable                        1,976          3,478
                                                  --------------------------
   Net cash used in investing activities            (24,769)       (62,492)
                                                  --------------------------
Cash flows from financing activities:
  Repayments of short-term debt                     (30,000)             -
  Dividends on common stock                          (7,158)        (7,038)
  Repurchases of common stock                             -         (4,486)
  Stock options exercised                               107          3,097
  Excess tax benefits from exercise of stock
    options                                              (1)           955
                                                  --------------------------
   Net cash used in financing activities            (37,052)        (7,472)
                                                  --------------------------

Effect of foreign exchange rate fluctuations on
  cash                                                  132          2,187
Net increase in cash and cash equivalents            38,661         52,433
Cash and cash equivalents, beginning of period       48,624         25,090
                                                  --------------------------
Cash and cash equivalents, end of period           $ 87,285       $ 77,523
                                                  ==========================

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest                                        $    134       $      6
  Income taxes                                    $ 16,371       $ 21,352
Supplemental schedule of non-cash investing
  activities:
  Notes receivable issued upon sale of revenue
    equipment                                     $    928       $  1,844


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
(1)  Comprehensive Income

     Other than our net income, our only other source of comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income (loss) from foreign currency translation adjustments was income of $2,198,000 for the three-month period ended June 30, 2009 and $1,543,000 for the same period ended June 30, 2008. Such comprehensive income (loss) was income of $611,000 for the six-month period ended June 30, 2009 and $2,187,000 for the same period ended June 30, 2008.

(2)  Long-Term Debt

     On June 1, 2009, we entered into a credit agreement for a new $50.0 million three-year credit facility with the Branch Banking & Trust Company ("BB&T"). This new credit facility replaced our prior $50.0 million credit facility with Harris, N.A. that expired on May 31, 2009. The new credit facility is an unsecured revolving credit facility and expires on May 31, 2012.

     As of June 30, 2009, we have two committed credit facilities with banks totaling $225.0 million that mature in May 2011 ($175.0 million) and May 2012 ($50.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). As of June 30, 2009, we had no borrowings outstanding under these credit facilities with banks. The $225.0 million of credit available under these facilities is reduced by $47.4 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, and amortization (as such terms are defined in each credit facility). At June 30, 2009, we were in compliance with these covenants.

(3)  Income Taxes

     For the three-month and six-month periods ended June 30, 2009, there were no material changes to the total amount of unrecognized tax benefits. We accrued an interest benefit of $0.1 million during the three-month period and $0.4 million during the six-month period ended June 30, 2009. Our total gross liability for unrecognized tax benefits at June 30, 2009 is $7.1 million. If recognized, $4.1 million of unrecognized tax benefits would impact our effective tax rate. Interest of $3.3 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

     We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2006 through 2008 are open for examination by the Internal Revenue Service ("IRS"), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(4)  Commitments and Contingencies

     As of June 30, 2009, we have committed to property and equipment purchases of approximately $74.7 million.

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


                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                 ----------------------  ----------------------
                                     2009      2008          2009      2008
                                 ----------------------  ----------------------
Net income                        $  12,692  $  18,112    $  19,588  $  26,487
                                 ======================  ======================

Weighted-average common shares
  outstanding                        71,579     70,410       71,577     70,428
Common stock equivalents                431      1,007          385      1,010
                                 ----------------------  ----------------------
Shares used in computing diluted
  earnings per share                 72,010     71,417       71,962     71,438
                                 ======================  ======================
Basic earnings per share          $     .18  $     .26    $     .27  $     .38
                                 ======================  ======================
Diluted earnings per share        $     .18  $     .25    $     .27  $     .37
                                 ======================  ======================


     Options to purchase shares of common stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares, were:


                             Three Months Ended               Six Months Ended
                                  June 30,                        June 30,
                      -------------------------------  -------------------------------
                            2009           2008             2009            2008
                      -------------------------------  -------------------------------
Number of options            912,369          29,500        1,209,619          29,500

Range of option
  purchase prices      $17.18-$20.36   $19.26-$20.36    $16.68-$20.36   $19.26-$20.36


(6)  Stock-Based Compensation

     Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including type of award, recipients, number of shares subject to each award and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of June 30, 2009, there were 8,674,882 shares available for granting additional awards.

     We apply the fair value method of SFAS No. 123 (Revised 2004), Share-Based Payment, in accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense was $0.3 million for the three-month period ended June 30, 2009 and $0.4 million for the same period ended June 30, 2008, and was $0.6 million for the six-month period ended June 30, 2009 and $0.8 million for the same period ended June 30, 2008. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $0.2 million for the three-month period ended June 30, 2009 and $0.1 million for the same period ended June 30, 2008 and $0.3 million for each of the six-month periods ended June 30, 2009 and June 30, 2008. As of June 30, 2009, the total unrecognized compensation cost related to nonvested stock-based compensation awards was approximately $2.2 million and is expected to be recognized over a weighted average period of 1.6 years.

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

     The following table summarizes Equity Plan stock option activity for the six months ended June 30, 2009:


                                                                Weighted
                                                                 Average      Aggregate
                                      Number      Weighted      Remaining     Intrinsic
                                    of Options    Average      Contractual      Value
                                       (in        Exercise        Term           (in
                                    thousands)    Price ($)      (Years)      thousands)
                                   ------------------------------------------------------
Outstanding at beginning of period      2,264    $    13.74
   Options granted                          -    $        -
   Options exercised                       (7)   $    15.68
   Options forfeited                       (5)   $    17.46
   Options expired                          -    $        -
                                   ----------
Outstanding at end of period            2,252    $    13.72           4.15    $   10,077
                                   ==========
Exercisable at end of period            1,685    $    12.53           3.13    $    9,558
                                   ==========


     We did not grant any stock options during the three-month and six-month periods ended June 30, 2009 and June 30, 2008. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of share options exercised was $20 thousand and $0.4 million for the three-month periods ended June 30, 2009 and June 30, 2008 and $21 thousand and $2.7 million for the six-month periods ended June 30, 2009 and June 30, 2008.

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

     The following table summarizes restricted stock activity for the six months ended June 30, 2009:


                                    Number of Restricted Shares    Weighted Average Grant Date
                                          (in thousands)            Fair Value ($) (per share)
                                   ------------------------------------------------------------
Nonvested at beginning of period                             35    $                     22.88
   Shares granted                                             -    $                         -
   Shares vested                                              -    $                         -
   Shares forfeited                                           -    $                         -
                                   ----------------------------
Nonvested at end of period                                   35    $                     22.88
                                   ============================


     We did not grant any shares of restricted stock during the three-month and six-month periods ended June 30, 2009 and 2008. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate, adjusted for any known future changes in the dividend rate.

(7)  Segment Information

     We have two reportable segments - Truckload Transportation Services ("Truckload") and Value Added Services ("VAS").

     The  Truckload  segment  consists of  six  operating  fleets  that  are aggregated because they have similar economic characteristics and meet the other aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("No. 131"). The six operating fleets that comprise our Truckload segment are as follows: (i) dedicated services ("Dedicated") provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the regional short-haul ("Regional") fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities within five geographic regions across the United States using dry van trailers;
(iii) the medium-to-long-haul van ("Van") fleet provides comparable truckload van service over irregular routes; (iv) the expedited ("Expedited") fleet provides time-sensitive truckload services utilizing driver teams; and, the (v) flatbed ("Flatbed") and (vi) temperature-controlled ("Temperature-Controlled") fleets provide truckload services for products with specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $1.0 million and $1.9 million for the three-month periods ended June 30, 2009 and June 30, 2008 and $2.2 million and $3.8 million for the six-month periods ended June 30, 2009 and June 30, 2008. These revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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

     The following tables summarize our segment information (in thousands):


                                                          Revenues
                                                          --------
                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                    -----------------------   -----------------------
                                       2009         2008         2009         2008
                                    -----------------------   -----------------------
Truckload Transportation Services   $  349,580   $  505,214   $  693,437   $  951,383
Value Added Services                    50,469       67,629       97,942      129,815
Other                                    2,314        4,054        4,830        7,959
Corporate                                  688        1,284        1,350        1,811
                                    -----------------------   -----------------------
Total                               $  403,051   $  578,181   $  797,559   $1,090,968
                                    =======================   =======================



                                                     Operating Income
                                                     ----------------
                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                    -----------------------  ------------------------
                                       2009         2008         2009         2008
                                    -----------------------  ------------------------
Truckload Transportation Services   $   18,846   $   25,778   $   27,707   $   35,013
Value Added Services                     2,791        3,684        4,524        7,351
Other                                      (31)         916          252        1,982
Corporate                                  404          490          783          (60)
                                    -----------------------   -----------------------
Total                               $   22,010   $   30,868   $   33,266   $   44,286
                                    =======================   =======================


(8)  Subsequent Events

     We performed an evaluation of Company activity and have concluded that as of August 3, 2009, the date these financial statements were issued, there are no material subsequent events requiring additional disclosure or recognition in these financial statements, as required by SFAS No. 165, Subsequent Events.

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

     Operating revenues reported in our operating statistics table are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and
(iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the six operating fleets in the Truckload segment (Dedicated, Regional, Van, Expedited, Temperature-Controlled and Flatbed). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and International), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. Trucking and trucking fuel surcharge revenues accounted for 86% of total operating revenues in second quarter 2009, and non-trucking and other operating revenues accounted for 14% of total operating revenues.

     Trucking revenues, net of fuel surcharge, are typically generated on a per-mile basis and also include revenues such as stop charges, loading/unloading charges and equipment detention charges. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately in the operating statistics table and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average revenues per mile (total and loaded), (iii) average monthly miles per tractor, (iv) average percentage of empty miles (miles without trailer cargo), (v) average trip length (in loaded miles) and (vi) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our Truckload segment also generates a small amount of revenues categorized as non-trucking revenues, related to shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.

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

     The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes
(included  in  taxes  and  licenses expense),  payments  to  owner-operators
(included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles generated. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for second quarter 2009 to second quarter 2008, several industry-wide issues may cause costs to increase in future periods. These issues include a softer freight market, changing fuel prices, higher new truck and trailer purchase prices and a weaker used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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


                                    Three Months Ended                Six Months Ended
                                          June 30,                       June 30,
                                    -------------------     %       ---------------------      %
                                      2009       2008     Change      2009        2008      Change
                                    --------   --------   ------    --------     --------   ------
Trucking revenues, net of
  fuel surcharge (1)                $310,066   $368,577   -15.9%    $618,042     $717,001   -13.8%
Trucking fuel surcharge
  revenues (1)                        38,506    134,929   -71.5%      73,159      230,698   -68.3%
Non-trucking revenues,
  including VAS (1)                   51,446     69,510   -26.0%     100,115      133,629   -25.1%
Other operating revenues (1)           3,033      5,165   -41.3%       6,243        9,640   -35.2%
                                    --------   --------             --------   ----------
    Total operating revenues (1)    $403,051   $578,181   -30.3%    $797,559   $1,090,968   -26.9%
                                    ========   ========             ========   ==========

Operating ratio
  (consolidated) (2)                    94.5%      94.7%                95.8%        95.9%
Average monthly miles per
  tractor                              9,874     10,397    -5.0%       9,710       10,132    -4.2%
Average revenues per
  total mile (3)                      $1.439     $1.465    -1.8%      $1.439       $1.459    -1.4%
Average revenues per
  loaded mile (3)                     $1.651     $1.690    -2.3%      $1.656       $1.688    -1.9%
Average percentage of
  empty miles (4)                      12.80%     13.35%   -4.1%       13.15%       13.53%   -2.8%
Average trip length in
  miles (loaded)                         456        540   -15.6%         463          541   -14.4%
Total miles (loaded and
  empty) (1)                         215,412    251,630   -14.4%     429,582      491,374   -12.6%
Average tractors in service            7,272      8,068    -9.9%       7,374        8,083    -8.8%
Average revenues per tractor
  per week (3)                        $3,280     $3,514    -6.7%      $3,224       $3,412    -5.5%
Total tractors (at quarter end)
    Company                            6,615      7,320                6,615        7,320
    Owner-operator                       670        730                  670          730
                                    --------   --------             --------     --------
      Total tractors                   7,285      8,050                7,285        8,050

Total trailers (Truckload and
  Intermodal, at quarter end)         24,515     24,700               24,515       24,700


(1) Amounts in thousands.
(2) Operating expenses expressed as a percentage of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.
(4) Miles without trailer cargo.


     The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $1.0 million and $1.9 million for the three-month periods ended June 30, 2009 and June 30, 2008 and $2.2 million and $3.8 million for the six-month periods ended June 30, 2009 and June 30, 2008, as described on page 12.


                                          Three Months Ended                 Six Months Ended
                                               June 30,                          June 30,
                                   -------------------------------   -------------------------------
                                        2009             2008             2009             2008
Truckload Transportation Services  --------------   --------------   --------------   --------------
 (amounts in thousands)                $      %         $      %         $      %         $      %
---------------------------------  --------------   --------------   --------------   --------------
Revenues                           $349,580 100.0   $505,214 100.0   $693,437 100.0   $951,383 100.0
Operating expenses                  330,734  94.6    479,436  94.9    665,730  96.0    916,370  96.3
                                   --------         --------         --------         --------
Operating income                   $ 18,846   5.4   $ 25,778   5.1   $ 27,707   4.0   $ 35,013   3.7
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


                                         Three Months Ended                Six Months Ended
                                               June 30,                        June 30,
                                    -----------------------------   -----------------------------
Truckload Transportation Services         2009           2008             2009           2008
                                    -------------- --------------   -------------- --------------
 (amounts in thousands)                 $      %       $      %         $      %       $      %
---------------------------------   -------------- --------------   -------------- --------------
Revenues                            $349,580       $505,214         $693,437       $951,383
Less: trucking fuel surcharge
  revenues                            38,506        134,929           73,159        230,698
                                    --------       --------         --------       --------
Revenues, net of fuel surcharges     311,074 100.0  370,285 100.0    620,278 100.0  720,685 100.0
                                    --------       --------         --------       --------
Operating expenses                   330,734        479,436          665,730        916,370
Less: trucking fuel surcharge
  revenues                            38,506        134,929           73,159        230,698
                                    --------       --------         --------       --------
Operating expenses, net of
  fuel surcharges                    292,228  93.9  344,507  93.0    592,571  95.5  685,672  95.1
                                    --------       --------         --------       --------
Operating income                    $ 18,846   6.1 $ 25,778   7.0   $ 27,707   4.5 $ 35,013   4.9
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


                                       Three Months Ended               Six Months Ended
                                            June 30,                        June 30,
                                 -----------------------------   ------------------------------
Value Added Services                  2009            2008            2009             2008
                                 -------------   -------------   -------------   --------------
 (amounts in thousands)             $      %        $      %        $      %         $      %
-----------------------          -------------   -------------   -------------   --------------
Revenues                         $50,469 100.0   $67,629 100.0   $97,942 100.0   $129,815 100.0
Rent and purchased
  transportation expense          41,841  82.9    57,841  85.5    81,279  83.0    110,520  85.1
                                 -------         -------         -------         --------
Gross margin                       8,628  17.1     9,788  14.5    16,663  17.0     19,295  14.9
Other operating expenses           5,837  11.6     6,104   9.1    12,139  12.4     11,944   9.2
                                 -------         -------         -------         --------
Operating income                 $ 2,791   5.5   $ 3,684   5.4   $ 4,524   4.6   $  7,351   5.7
                                 =======         =======         =======         ========


Three  Months  Ended June 30, 2009 Compared to Three Months Ended  June  30,
----------------------------------------------------------------------------
2008
----

Operating Revenues

     Operating revenues decreased 30.3% for the three months ended June 30, 2009, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 15.9% due primarily to a 9.9% decrease in the average number of tractors in service and a 5.0% decrease in average monthly miles per tractor. With respect to pricing and rates, revenue per total mile, excluding fuel surcharges, decreased by 1.8%.

     The freight market was very challenging in second quarter 2009, however freight volumes improved from those experienced during first quarter 2009. We experienced some seasonal freight improvement as the quarter progressed. However, freight volumes in second quarter 2009 were well below volumes during the same period in 2008, in part because June 2008 was the strongest freight month for us during 2008. We are cautiously optimistic that freight is bottoming, but it remains difficult thus far in third quarter 2009. We adapted to these challenging market conditions by reducing our fleet size by 9.9% when comparing second quarter 2009 to second quarter 2008. Fewer trucks and a 15.6% shorter length of haul reduced our total miles by 14.4% over this same period. Having fewer trucks in service also lowered our freight requirements and thereby reduced our need to book less attractive and less profitable freight to keep our trucks and drivers productive. Based on current market conditions, we do not plan to make further significant reductions to our fleet, unless there is a significant decline in the freight market or a loss of customer business.

     The soft freight market during second quarter 2009 combined with the excess truck capacity in the market caused continued pressure on freight rates. These factors resulted in a 2.3% decrease in revenue per loaded mile, excluding fuel surcharge. Revenue per total mile decreased only 1.8%, as our average percentage of empty miles improved to 12.80% in second quarter 2009 from 13.35% in second quarter 2008. We expect the pressure on freight rates to continue until freight demand improves, and we could experience further rate deterioration.

     Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues decreased 71.5% to $38.5 million in second quarter 2009 from $134.9 million in second quarter 2008 due to a decrease in average diesel fuel prices of more than $2.00 per gallon in second quarter 2009 compared to second quarter 2008. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to
(i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty miles (which are not billable to customers), out-of-route miles and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most fuel surcharge programs only changes once per week. In a rapidly rising fuel price market, there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel.

     We continue to diversify our business from the Van fleet to the Dedicated, Regional and Expedited fleets and North America cross-border service provided by the Truckload segment and the four operating units of the VAS segment. Our goal is to attain a more balanced portfolio comprised of one-way truckload (which includes Regional, Van and Expedited), dedicated and logistics (which includes the VAS segment) services. This diversification should help soften the impact of a weak freight market and enables us to provide expanded services to our customers.

     VAS revenues are generated by its four operating units. VAS revenues declined 25.4% to $50.5 million in second quarter 2009 from $67.6 million in second quarter 2008 due to three factors: (i) a 20% reduction in the average revenue per shipment due to lower fuel prices and customer rates;
(ii) shifting significantly more shipments not committed to third-party capacity providers to our Truckload segment to help cushion the impact of a soft freight market; and (iii) a reduction in the number of industry freight shipments because of the weaker freight market and recessionary economy. VAS gross margin dollars decreased 11.9% to $8.6 million in second quarter 2009 from $9.8 million for the same period in 2008 on the lower revenue because of the reasons noted above. However, the VAS gross margin percentage improved from 14.5% in second quarter 2008 to 17.1% in second quarter 2009.

     Brokerage revenues declined due to the factors described in the paragraph above, however its gross margin percentage improved by 60 basis points due to a decline in fuel prices and a lower cost of capacity. Freight Management revenues declined due to reduced shipments with existing customers, resulting from a decline in certain customers' overall shipment levels. Intermodal revenues and gross margins declined because of a weak and competitive intermodal market in second quarter 2009. International achieved meaningful revenue and profit improvement from newly-awarded business.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.5% for the three months ended June 30, 2009, compared to 94.7% for the three months ended June 30, 2008. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.


                                 Three Months Ended    Increase    Six Months Ended    Increase
                                      June 30,        (Decrease)       June 30,       (Decrease)
                                 ------------------                ----------------
                                    2009    2008       per Mile      2009    2008      per Mile
                                 ---------------------------------------------------------------
Salaries, wages and benefits       $0.570  $0.568       $0.002      $0.585  $0.571      $0.014
Fuel                                0.265   0.614       (0.349)      0.252   0.565      (0.313)
Supplies and maintenance            0.147   0.155       (0.008)      0.158   0.158       0.000
Taxes and licenses                  0.111   0.110        0.001       0.112   0.114      (0.002)
Insurance and claims                0.104   0.094        0.010       0.102   0.098       0.004
Depreciation                        0.179   0.160        0.019       0.182   0.164       0.018
Rent and purchased transportation   0.138   0.188       (0.050)      0.137   0.181      (0.044)
Communications and utilities        0.018   0.019       (0.001)      0.019   0.020      (0.001)
Other                               0.003  (0.003)       0.006       0.003  (0.006)      0.009


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 11.4% for second quarter 2009 compared to 12.1% for second quarter 2008. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 0.9 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.4 cents; (ii) fuel,

0.2 cents; (iii) supplies and maintenance, 0.1 cent; (iv) depreciation, 0.1 cent; and (v) taxes and licenses, 0.1 cent.

     In the latter months of 2008, we took steps to manage and reduce a variety of controllable costs and adapt to a smaller fleet. Numerous cost-saving programs were implemented throughout the first six months of 2009. Examples of these cost-saving measures included improving our ratio of tractors to non-driver employees, reducing driver advertising and other driver recruiting expenses, restructuring discretionary driver pay programs and decreasing the company-matching contribution percentage for our 401(k) plan.

     Salaries, wages and benefits in the Truckload segment increased slightly by 0.2 cents per mile on a total-mile basis in second quarter 2009 compared to second quarter 2008. This increase is primarily attributed to
(i) lower average miles per tractor which increases the per-mile cost of non-driver and student salaries and fringe benefits that are somewhat fixed in nature and (ii) the shift from rent and purchased transportation to salaries, wages and benefits because of the decrease in owner-operator miles as a percentage of total miles (as described above). We improved our average tractor-to-non-driver ratio for the trucking operation by 6% for second quarter 2009 compared to second quarter 2008. Higher group health insurance costs were offset by lower expense for workers' compensation claims. Non-driver salaries, wages and benefits in the non-trucking VAS segment were 1% lower in second quarter 2009 than in second quarter 2008. Although VAS revenues were 25.4% lower in second quarter 2009 than in the second quarter 2008 because of the factors described on page 19, VAS handled only 2% fewer shipments in second quarter 2009. This 2% reduction includes shipments VAS transferred to the Truckload segment.

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

     The qualified and student driver recruiting and retention markets improved in second quarter 2009 compared to second quarter 2008. The weakness in the construction and automotive industries, trucking company failures and fleet reductions and the higher national unemployment rate contributed to an improved driver recruiting and retention market during second quarter 2009. We anticipate that availability of drivers will remain strong until economic conditions improve. When economic conditions improve, competition for qualified drivers will likely increase, and we cannot predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel decreased 34.9 cents per total mile for the Truckload segment in second quarter 2009 compared to the same period in 2008 due to lower average diesel fuel prices following the rapid fuel price decline that occurred in fourth quarter 2008 and improved miles per gallon (see paragraph below). Diesel fuel prices rose during much of second quarter 2009 and were approximately $0.50 per gallon higher at quarter-end than the beginning of the quarter. Average diesel fuel costs were more than $2.00 per gallon lower in second quarter 2009 than in second quarter 2008.

     During second quarter 2009, we continued to improve fuel miles per gallon ("mpg") through several initiatives to improve fuel efficiency.
These initiatives have been ongoing since March 2008 and include (i) reducing truck idle time, (ii) lowering non-billable miles, (iii) increasing the percentage of aerodynamic, more fuel-efficient trucks in the company truck fleet and (iv) installing auxiliary power units ("APUs") in company trucks. APUs consume less diesel fuel than idling the main engine. As of June 30, 2009, we installed APUs in approximately 60% of the company-owned truck fleet. As a result of these fuel savings initiatives, we improved our company truck average mpg by 3.9% in second quarter 2009 compared to second quarter 2008. This mpg improvement resulted in the purchase of 1.3 million fewer gallons of diesel fuel in second quarter 2009 than in second quarter 2008. This equates to a reduction of approximately 14,400 tons of carbon dioxide emissions. We intend to continue these and other environmentally conscious initiatives, including our active participation as a U.S. Environmental Protection Agency ("EPA") SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

     Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

     Supplies and maintenance for the Truckload segment decreased 0.8 cents per total mile in second quarter 2009 compared to second quarter 2008. Through our cost-saving programs, we realized decreases in driver-related costs such as advertising, recruiting, motels and travel. These savings were partially offset by higher maintenance costs as the average age of our company truck fleet increased from 2.3 years at June 30, 2008 to 2.6 years at June 30, 2009. The higher average age results in more maintenance that is not covered by warranty.

     Taxes and licenses for the Truckload segment increased 0.1 cent on a total-mile basis in second quarter 2009 compared to second quarter 2008. Fuel taxes decreased per mile as a result of the 3.9% improvement in the company truck mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently lower fuel taxes. This decrease was offset by the effect of lower average miles per tractor on the fixed cost components of this operating expense category.

     Insurance and claims for the Truckload segment increased by 1.0 cent per total mile in second quarter 2009 from second quarter 2008. This increase was the result of higher expense related to smaller liability claims and less favorable development on cargo claims, offset partially by better experience on large claims. We renewed our liability insurance policies on August 1, 2009 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. The annual aggregate for claims in excess of $5.0 million and less than $10.0 million increased from $4.0 million to $5.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premium dollars for the policy year that began August 1, 2009 are slightly lower than the previous policy year but increased about 9% on a per-mile basis.

     Depreciation expense for the Truckload segment increased 1.9 cents per total mile in second quarter 2009 compared to second quarter 2008. This increase was due primarily to the effect of lower average miles per tractor and, to a lesser extent, an increase in the number of APUs installed on company trucks and a higher ratio of trailers to tractors resulting from the tractor fleet reductions. While we incur depreciation expense on the APUs, we also incur lower fuel expense because tractors with APUs consume less fuel during periods of truck idling.

     Depreciation expense was historically affected by the engine emissions standards imposed by the EPA that became effective in October 2002 and applied to all new trucks purchased after that time, resulting in increased truck purchase costs. Depreciation expense is affected because in January 2007, a second set of more strict EPA engine emissions standards became effective for all newly manufactured truck engines. Compared to trucks with engines produced before 2007, the trucks with new engines manufactured under the 2007 standards have higher purchase prices. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. As of June 30, 2009, 69% of the engines in our fleet of company-owned trucks were manufactured by Caterpillar.

     In January 2010, a final set of more rigorous EPA-mandated emissions standards will become effective for all new engines manufactured after that date. It is expected that these trucks will have a higher purchase price than the trucks manufactured to meet the 2007 EPA engine emission standards but may be more fuel efficient. We are currently evaluating the options available to us to prepare for the upcoming 2010 standards. We expect to receive and test a small number of engines that meet the 2010 standards during the remaining months of 2009.

     Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to owner-operators in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 82.9% in second quarter 2009 compared to 85.5% in second quarter 2008.

     Rent  and  purchased transportation for the Truckload segment decreased
5.0 cents per total mile in second quarter 2009 due primarily to decreased fuel prices that resulted in lower reimbursements to owner-operators for fuel and, to a lesser extent, the decrease in the percentage of owner-operator truck miles versus company truck miles. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and owner-operator trucks. Challenging operating conditions continue to make owner-operator recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of owner-operators and a shortage of financing. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any decrease in the number of owner-operators. If a shortage of owner-operators and company drivers occurs, increases in per mile settlement rates (for owner-operators) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. These increases could negatively affect our results of operations to the extent that we were not able to obtain corresponding freight rate increases.

     Other operating expenses for the Truckload segment increased 0.6 cents per total mile in second quarter 2009 compared to second quarter 2008. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses, including costs to prepare the equipment for sale. Gains on sales of assets decreased to $0.4 million in second quarter 2009 from $2.2 million in second quarter 2008. In second quarter 2009, we realized lower average gains per truck and trailer sold. Buyer demand for used trucks and trailers remained low due to the weak freight market and recessionary economy. During the first six months of 2009, we closed eight lower volume Fleet Truck Sales offices and continue to operate in eight locations across the continental United States. We believe our wholly-owned subsidiary and used truck retail network, Fleet Truck Sales, is one of the largest Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading trucks to original equipment manufacturers when purchasing new trucks.

Other Expense (Income)

     Our interest income was $0.4 million in second quarter 2009 compared to $1.0 million in second quarter 2008. Our average cash and cash equivalents balances were comparable for second quarter 2009 and second quarter 2008; however, the average interest rate earned on these funds was lower in second quarter 2009.

Income Taxes

     Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased slightly to 43.4% for second quarter 2009 from 43.1% for second quarter 2008. The higher income tax rate was due primarily to lower income before income taxes on an annualized basis, which caused non-deductible expenses such as driver per diem to comprise a larger percentage of our income before income taxes.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
-------------------------------------------------------------------------

Operating Revenues

     Operating revenues decreased 26.9% for the six months ended June 30, 2009, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 13.8% due primarily to an 8.8% decrease in the average number of tractors in service, a 4.2% decrease in average monthly miles per tractor and a 1.4% decrease in average revenues per total mile. Fuel surcharge revenues decreased 68.3% to $73.2 million in the 2009 year-to-date period from $230.7 million in the 2008 year-to-date period because of lower diesel fuel prices. VAS revenues decreased 24.6% due to the factors described on page 19.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 95.8% for the six months ended June 30, 2009, compared to 95.9% for the same period of 2008. Expense items that impacted the overall operating ratio are described below. The tables on page 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     Owner-operator miles as a percentage of total miles were 11.5% for the six months ended June 30, 2009 compared to 12.2% for the six months ended June 30, 2008. This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 0.8 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.3 cents; (ii) fuel, 0.2 cents; (iii) supplies and maintenance, 0.1 cent; (iv) depreciation, 0.1 cent; and (v) taxes and licenses, 0.1 cent.

     Salaries, wages and benefits in the Truckload segment increased by 1.4 cents per mile in the 2009 year-to-date period. This increase is primarily attributed to lower average miles per tractor (which has the effect of increasing costs of a fixed nature when evaluated on a per-mile basis) on the non-driver, student and fringe benefit components of this expense category. Other factors contributing to the increase include higher student salaries expense (average active trainer teams increased 1.7%) and the shift from rent and purchased transportation to salaries, wages and benefits because of the decrease in owner-operator miles as a percentage of total miles. Although we improved our tractor-to-non-driver ratio for the trucking operation by 11% during the first six months of 2009, the benefit was not fully realized until the second quarter of 2009 because of related one-time costs that occurred during the first quarter of 2009. Higher group health insurance costs were partially offset by lower workers' compensation expense, and such health insurance costs also contributed to the salaries, wages and benefits increase. Non-driver salaries, wages and benefits in the non-trucking VAS segment were essentially flat. Although VAS revenues were lower in the first six months of 2009 than in the same period of 2008, the number of shipments handled by VAS in the 2009 period, including those transferred to the Truckload segment, was about the same.

     Fuel decreased 31.3 cents per total mile for the Truckload segment in the first six months of 2009 compared to the same period in 2008 due to the lower average fuel price per gallon and a 4.5% improvement in the company truck fleet mpg. Average diesel fuel prices were $1.78 per gallon lower in the first six months of 2009 than in the same 2008 period.

     Supplies and maintenance costs for the Truckload segment were flat on a per-mile basis in the 2009 year-to-date period when compared to the same period in 2008. Higher equipment maintenance costs were offset by savings achieved in driver advertising, recruiting, motel and travel costs.

     Taxes and licenses for the Truckload segment decreased 0.2 cents on a total-mile basis due to fuel tax savings resulting from the mpg improvement in the first six months of 2009 over the same period of 2008, offset partially by the effect of lower average miles per tractor on the fixed cost components of this operating expense category.

     Insurance and claims increased 0.4 cents on a total-mile basis for the Truckload segment due primarily to higher cargo claims expense in the six months ended June 30, 2009 versus the 2008 year-to-date period.

     Depreciation for the Truckload segment increased 1.8 cents per total mile in the 2009 year-to-date period compared to the same period in 2008. This increase resulted from the effect of lower average miles per tractor and, to a lesser extent, an increase in the number of APUs installed on company trucks and a higher ratio of trailers to tractors resulting from the tractor fleet reductions.

     Rent  and  purchased transportation for the Truckload segment decreased
4.4 cents per total mile in the first six months of 2009 compared to the same period in 2008 primarily because of a decrease in the fuel reimbursement paid to owner-operators (because of lower average diesel fuel prices) and the shift from rent and purchased transportation to salaries, wages and benefits because of the decrease in owner-operator miles as a percentage of total miles. Rent and purchased transportation expense for the VAS segment decreased in response to lower VAS revenues. As a percentage of VAS revenues, VAS rent and purchased transporation expense decreased to 83.0% in the 2009 year-to-date period from 85.1% in the 2008 year-to-date period.

     Other operating expenses for the Truckload segment increased 0.9 cents per total mile due to lower gains on sales of assets in the first six months of 2009 compared to the same period in 2008. Gains on sales of assets decreased to $1.1 million in the six months ended June 30, 2009 from $6.0 million in the six months ended June 30, 2008. In the 2009 year-to-date period, we realized lower average gains per truck and trailer sold. Buyer demand for used trucks and trailers remained low because of the weak freight market and recessionary economy.

Other Expense (Income)

     Our interest income was $0.9 million during the six months ended June 30, 2009 compared to $2.0 million during the six months ended June 30, 2008. Our average cash and cash equivalents balance was about 20% lower for the six months ended June 30, 2009 than the same period in 2008, and the average interest rate earned on these funds was lower in the 2009 period.

Income Taxes

     Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased slightly to 43.0% for the six months ended June 30, 2009 from 42.7% for the same period in 2008. The higher income tax rate was due primarily to lower income before income taxes on an annualized basis, which caused non-deductible expenses such as driver per diem to comprise a larger percentage of our income before income taxes.

Liquidity and Capital Resources:

     During the six months ended June 30, 2009, net cash provided by operating activities decreased to $100.4 million, a 16.5% decrease ($19.9 million) compared to the same six-month period one year ago. The decrease in net cash provided by operating activities resulted primarily from (i) a $16.9 million decrease in cash flows related to accounts payable, due to the volume and timing of VAS payments to third-party capacity providers, lower diesel fuel prices and the timing of revenue equipment payments, (ii) a $13.7 million decrease in cash flows related to other current assets, primarily related to the timing of receipts for used equipment sales and trades, (iii) a $14.7 million decrease in insurance and claims accruals

(both current and long-term) due to settlements of claims, and (iv) lower net income of $6.9 million. The decrease in net cash provided by operating activities was offset partially by a lower accounts receivable balance in second quarter 2009 because of a decrease in fuel surcharge billings and lower revenues attributed to the smaller fleet size. We were able to make net capital expenditures, repay debt and pay dividends because of the net cash provided by operating activities and existing cash balances as discussed below.

     Net cash used in investing activities for the six-month period ended June 30, 2009 decreased by 60.4% ($37.7 million), from $62.5 million for the six-month period ended June 30, 2008 to $24.8 million for the six-month period ended June 30, 2009. Net property additions (primarily revenue equipment) were $26.7 million for the six-month period ended June 30, 2009, compared to $66.0 million during the same period of 2008.

     As of June 30, 2009, we committed to property and equipment purchases, net of trades, of approximately $74.7 million. We expect our net capital expenditures (primarily revenue equipment) to be in the range of $75.0 million to $125.0 million in 2009. We intend to fund these net capital expenditures through cash flow from operations, existing cash balances and financing available under our existing credit facilities, as management deems necessary.

     Net financing activities used $37.1 million during the six months ended June 30, 2009 and $7.5 million during the same period in 2008. The change from 2008 to 2009 included debt repayments of $30.0 million during the six-month period ended June 30, 2009, and no debt repayments during the six-month period ended June 30, 2008. We paid dividends of $7.2 million in the six months ended June 30, 2009 compared to $7.0 million in the same period of 2008. Financing activities included no common stock repurchases for the six-month period ended June 30, 2009 and $4.5 million in the same period of 2008. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company's common stock. The timing and amount of such purchases depends on market and other factors. As of June 30, 2009, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

     Management believes our financial position at June 30, 2009 is strong. As of June 30, 2009, we had $87.3 million of cash and cash equivalents and $759.3 million of stockholders' equity. Cash is invested in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of June 30, 2009, we had $225.0 million of available credit pursuant to credit facilities, of which we had no outstanding borrowings. The credit available under these facilities is reduced by the $47.4 million in stand-by letters of credit under which we are obligated.
These letters of credit are primarily required as security for insurance policies. On June 1, 2009, we entered into a credit agreement for a new $50 million three-year credit facility with the Branch Banking & Trust Company ("BB&T"). This new credit facility replaced our prior $50 million credit facility with Harris, N.A. that expired on May 31, 2009. Management believes our financial position is strong and foresees no significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

     The   following  table  sets  forth  our  contractual  obligations  and commercial commitments as of June 30, 2009.


                                  Payments Due by Period
                                       (in millions)
                                       Less                          More
                                      than 1      1-3       3-5     than 5     Period
                             Total      year     years     years     years    Unknown
-------------------------------------------------------------------------------------
Contractual Obligations
Unrecognized tax benefits   $   7.1   $   1.0   $     -   $     -   $     -   $   6.1
Equipment purchase
  commitments                  74.7      74.7         -         -         -         -
                            -------   -------   -------   -------   -------   -------
Total contractual cash
  obligations               $  81.8   $  75.7   $     -   $     -   $     -   $   6.1
                            =======   =======   =======   =======   =======   =======
Other Commercial
Commitments
Unused lines of credit      $ 177.6   $     -   $ 177.6   $     -   $     -   $     -
Standby letters of credit      47.4      47.4         -         -         -         -
                            -------   -------   -------   -------   -------   -------
Total commercial
  commitments               $ 225.0   $  47.4   $ 177.6   $     -   $     -   $     -
                            =======   =======   =======   =======   =======   =======
    Total obligations       $ 306.8   $ 123.1   $ 177.6   $     -   $     -   $   6.1
                            =======   =======   =======   =======   =======   =======


     We have committed credit facilities with two banks totaling $225.0 million, of which we had no outstanding borrowings at June 30, 2009. These credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). The credit available under these facilities is reduced by the amount of standby letters of credit under which we are obligated. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. The stand-by letters of credit are primarily required for insurance policies. The equipment purchase commitments relate to committed equipment expenditures. As of June 30, 2009, we have recorded a $7.1 million liability for unrecognized tax benefits. We expect $1.0 million to be settled within the next twelve months and are unable to reasonably determine when the $6.1 million categorized as "period unknown" will be settled.

Off-Balance Sheet Arrangements:

     As of June 30, 2009, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

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

     Effective December 27, 2007, the FMCSA issued an interim final rule that amended the 2005 HOS Regulations to (i) allow drivers up to 11 hours of driving time within a 14-hour, non-extendable window from the start of the workday (this driving time must follow 10 consecutive hours of off-duty time) and (ii) restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty. This interim rule made essentially no changes to the 11-hour driving limit and 34-hour restart rules that we have been following since the 2005 HOS Regulations became effective. In 2006 and 2007, the U.S. Court of Appeals for the District of Columbia also considered the 2005 HOS Regulations and heard arguments on the various petitions for review, one of which was submitted by Public Citizen (a consumer safety organization). On January 23, 2008, the Court denied Public Citizen's motion to invalidate the interim final rule. The FMCSA solicited comments on the interim final rule until February 15, 2008. On November 19, 2008, the FMCSA issued a final rule which adopts the provisions of the December 2007 interim final rule. This rule became effective January 19, 2009. On March 9, 2009, Public Citizen and other safety advocate groups petitioned the Court for reconsideration of the FMCSA's final rule, asserting the rule is not stringent enough. On March 12, 2009, the American Trucking Associations ("ATA") then filed a motion to intervene in support of keeping the current FMCSA rules in place. In July 2009, the Court issued an order setting the briefing schedule for the matter; opening and reply briefs from Public Citizen and the FMCSA and ATA are due from August to mid-November, with oral arguments to follow any time thereafter. The Court will then issue its final decision and is currently not expected to do so until the summer of 2010. We will continue to monitor any developments.

     On January 18, 2007, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register on the trucking industry's use of Electronic On-Board Recorders ("EOBRs") for compliance with HOS rules. The proposed rule includes (i) performance specifications for EOBR technology for HOS compliance; (ii) incentives to encourage EOBR use by motor carriers; and (iii) requirements for EOBR use by operators with serious HOS compliance problems during at least two compliance reviews over any two-year period. In late 2008, the FMCSA submitted the rule to the U.S. Office of Management and Budget, but the rule was not approved for publication before the end of the Bush Administration. On January 23, 2009, in accordance with instructions issued by the Obama Administration, the FMCSA withdrew the proposed rule for reconsideration and review by the Obama Administration. While we do not believe the rule, as proposed, would have a significant effect on our operations and profitability, we will continue to monitor future developments.

     The EPA mandated a new set of more stringent engine emissions standards for all newly manufactured truck engines. These standards became effective in January 2007. Compared to trucks with engines manufactured before 2007 and not subject to the new standards, the trucks manufactured with the new engines have higher purchase prices (approximately $5,000 to $10,000 more per truck). In January 2010, a final set of more rigorous EPA-mandated emissions standards will become effective for all new engines manufactured after that date. These regulations dramatically decrease discharges of particulate  matter  (soot  and  ash) and nitrogen  oxide,  which  virtually eliminates these emissions from on-road diesel engines. Engine manufacturers responded to the 2010 standards by modifying engines to produce cleaner combustion and by using selective catalytic reduction ("SCR") and exhaust gas recirculation ("EGR") technologies to remove pollutants from exhaust gases exiting the combustion chamber. We are currently evaluating the options available to us to prepare for the upcoming 2010 standards.

     Several U.S. states, counties and cities have enacted legislation or ordinances restricting idling of trucks to short periods of time. This action is significant when it impacts the driver's ability to idle the truck for purposes of operating air conditioning and heating systems particularly while in the sleeper berth. Many of the statutes or ordinances recognize the need of the drivers to have a comfortable environment in which to sleep and include exceptions for those circumstances. California had such an exemption; however, since January 1, 2008, the California sleeper berth exemption no longer exists. We have taken steps to address this issue in California, which include driver training, better scheduling and the installation and use of APUs. California has also enacted restrictions on transport refrigeration unit ("TRU") emissions that require companies to operate compliant TRUs in California. The California regulations apply not only to California intrastate carriers, but also to carriers based outside of California who wish to enter the state with TRUs. On January 9, 2009, the EPA issued California a waiver from preemption (as published in the Federal Register on January 16, 2009), which enables California to phase in its Low-Emission TRU In-Use Performance Standards over several years. The first compliance deadline applies to model year 2002 and older TRU engines and was delayed from July 17, 2009 to December 31, 2009. Enforcement of California's in-use performance standards for these model year engines will begin in January 2010. California also requires the registration of all California-based TRUs by July 31, 2009. For compliance purposes, we have completed the TRU registration process in California, and we are currently evaluating our options for meeting these requirements over the next several years as the regulations gradually become effective.

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

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although our normal replacement cycle for tractors is three years, we calculate depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate (which approximates the continuing declining market value of the tractors) when a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. We continually monitor the adequacy of the lives and salvage values used in calculating depreciation expense and adjust these assumptions appropriately when warranted.
     * Impairment of long-lived assets. We review our long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and noncurrent) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers' compensation claims every six months.
     * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider (including owner-operators under contract with us) is utilized to provide some or all of the service and we (i) are the primary obligor in regard to the shipment delivery, (ii) establish customer pricing separately from carrier rate negotiations, (iii) generally have discretion in carrier selection and/or (iv) have credit risk on the shipment, we record both revenues for the dollar value of services we bill to the customer and rent and purchased transportation expense for transportation costs we pay to the third-party provider upon the shipment's delivery. In the absence of the conditions listed above, we record revenues net of those expenses related to third-party providers.
     * Accounting  for  income  taxes.  Significant management  judgment  is required  to  determine  (i) the provision  for  income  taxes,  (ii)
       whether deferred income taxes will be realized in full or in part and (iii) the liability for unrecognized tax benefits in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed necessary due to our profitable operations. Accordingly, if facts or financial circumstances change and consequently impact the likelihood of realizing the deferred income tax assets, we would need to apply management's judgment to determine the amount of valuation allowance required in any given period.
     * Allowance for doubtful accounts. The allowance for doubtful accounts is our estimate of the amount of probable credit losses in our existing accounts receivable. We review the financial condition of customers for granting credit and monitor changes in customers' financial conditions on an ongoing basis. We determine the allowance based on our historical write-off experience and national economic conditions. During the last year, numerous significant events affected the U.S. financial markets and resulted in significant reduction of credit availability and liquidity. Consequently, we believe some of our customers may be unable to obtain or retain adequate financing to support their businesses in the future. We anticipate that because of these combined factors, some of our customers may also be compelled to restructure their businesses or may be unable to pay amounts owed to us. We have formal policies in place to continually monitor credit extended to customers and to manage our credit risk. We maintain credit insurance for some customer accounts. We evaluate the adequacy of our allowance for doubtful accounts quarterly and believe our allowance for doubtful accounts is adequate based on information currently available.

     Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our results of operations from period to period.

Accounting Standards:

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("No. 165"). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth (i) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
(iii)   the  disclosures  that  an  entity  should  make  about  events   or
transactions that occurred after the balance sheet date. The provisions of SFAS No. 165 became effective for interim or annual financial periods ending after June 15, 2009. Upon adoption, SFAS No. 165 had no effect on our financial position, results of operations and cash flows.

     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("No. 168"). This statement establishes the FASB Accounting Standards CodificationTM ("Codification") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The Codification did not change GAAP but reorganizes the literature. The provisions of SFAS No. 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. As of June 30, 2009, management believes that SFAS No. 168 will not have any effect on our current accounting practices or on our financial position, results of operations and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of June 30, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     We conduct business in several foreign countries, including Mexico, Canada and China. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by subsidiary companies in the local currency are subject to foreign exchange gains or losses. Foreign currency transaction gain and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency transaction gains were $2.2 million for second quarter 2009 and $1.5 million for second quarter 2008.

Interest Rate Risk

     We had no debt outstanding at June 30, 2009. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of June 30, 2009, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

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

                                   PART II

                              OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the "Company") is authorized to repurchase. Under this October 2007 authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of June 30, 2009, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     No shares of common stock were repurchased during the second quarter of 2009 by either the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of the Company was held on May 12, 2009 for the purpose of electing three directors to each serve for a three-year term and ratifying the appointment of our independent registered public accounting firm. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to management's director nominees, and all such nominees were elected. Of the 71,576,367 shares entitled to vote, stockholders representing 67,413,912 shares (94.2%) were present in person or by proxy.

     The stockholders elected three Class III directors to each serve for a three-year term expiring at the 2012 Annual Meeting of Stockholders and until their respective successors are elected and qualified. The voting tabulation for the elected directors was as follows:


                                                   Abstained/     Broker
                           For         Against      Withheld     Non-Votes
                        ----------   -----------   ----------   -----------
Clarence L. Werner      65,430,484        0         1,983,428        0
Patrick J. Jung         67,112,811        0          301,101         0
Duane K. Sather         67,080,411        0          333,501         0


     Gary L. Werner, Gregory L. Werner, Gerald H. Timmerman, Michael L. Steinbach, and Kenneth M. Bird continued serving their terms of office as directors after the meeting.

     The   stockholders  ratified  the  appointment  of  KPMG  LLP  as   the
independent registered public accounting firm for the year ending December 31, 2009. The voting tabulation was as follows:


                                                     Abstained/     Broker
                             For         Against      Withheld     Non-Votes
                          ----------   -----------   ----------   -----------
Appointment of KPMG LLP   67,192,190     213,936        7,786          0


Item 6.  Exhibits.


 Exhibit No.   Exhibit                                            Incorporated by Reference to:
 -----------   -------                                            -----------------------------
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



Date:     August 3, 2009        By:  /s/ John J. Steele
       --------------------          -------------------------------------
                                     John J. Steele
                                     Executive Vice President, Treasurer
                                     and
                                     Chief Financial Officer



Date:     August 3, 2009        By:  /s/ James L. Johnson
       --------------------          -------------------------------------
                                     James L. Johnson
                                     Senior Vice President, Controller and
                                     Corporate Secretary