Form 10-Q
period 2009-09-30
WERNER ENTERPRISES INC
filed 2009-11-02
CIK 793074

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[Mark one]
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
                                     OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

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

     As of October 29, 2009, 71,768,129 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                         WERNER ENTERPRISES, INC.
                                  INDEX
                                  -----
                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:                                             4

        Consolidated  Statements of Income for the Three Months  Ended    5
        September 30, 2009 and 2008

        Consolidated  Statements of Income for the Nine  Months  Ended    6
        September 30, 2009 and 2008

        Consolidated Condensed Balance Sheets as of September 30, 2009    7
        and December 31, 2008

        Consolidated  Statements of Cash Flows  for  the  Nine  Months    8
        Ended September 30, 2009 and 2008

        Notes  to Consolidated Financial Statements (Unaudited) as  of    9
        September 30, 2009

Item 2. Management's  Discussion and Analysis of  Financial  Condition   14
        and Results of Operations

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

                                   PART I

                            FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:

     This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Item 1A ("Risk Factors") of our Form 10-Q for the quarterly period ended March 31, 2009. Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Item 1.  Financial Statements.

     The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. The interim consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (the "SEC") instructions to Form 10-Q and were also prepared without audit. The interim consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements; although in management's opinion, the disclosures are adequate so that the information presented is not misleading.

     Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

     These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)               September 30,
---------------------------------------------------------------------------
                                                     2009          2008
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                               $ 429,273       $ 584,057
                                                ---------------------------

Operating expenses:
  Salaries, wages and benefits                     130,885         150,616
  Fuel                                              66,001         145,280
  Supplies and maintenance                          34,403          41,566
  Taxes and licenses                                23,665          26,733
  Insurance and claims                              20,016          28,727
  Depreciation                                      37,708          41,653
  Rent and purchased transportation                 79,948         107,948
  Communications and utilities                       3,841           4,769
  Other                                                  1          (1,257)
                                                ---------------------------
    Total operating expenses                       396,468         546,035
                                                ---------------------------

Operating income                                    32,805          38,022
                                                ---------------------------

Other expense (income):
  Interest expense                                       3               3
  Interest income                                     (418)         (1,012)
  Other                                               (100)             27
                                                ---------------------------
    Total other expense (income)                      (515)           (982)
                                                ---------------------------

Income before income taxes                          33,320          39,004

Income taxes                                        14,328          16,558
                                                ---------------------------

Net income                                       $  18,992       $  22,446
                                                ===========================

Earnings per share:

     Basic                                       $    0.26       $    0.32
                                                ===========================
     Diluted                                     $    0.26       $    0.31
                                                ===========================

Dividends declared per share                     $   0.050       $   0.050
                                                ===========================

Weighted-average common shares outstanding:
     Basic                                          71,701          70,864
                                                ===========================
     Diluted                                        72,110          71,825
                                                ===========================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                   Nine Months Ended
(In thousands, except per share amounts)              September 30,
---------------------------------------------------------------------------
                                                   2009          2008
---------------------------------------------------------------------------
                                                       (Unaudited)

Operating revenues                             $ 1,226,832     $ 1,675,025
                                               ----------------------------
Operating expenses:
  Salaries, wages and benefits                     393,456         442,391
  Fuel                                             174,777         424,079
  Supplies and maintenance                         105,627         123,336
  Taxes and licenses                                72,022          82,884
  Insurance and claims                              64,272          77,366
  Depreciation                                     117,016         125,132
  Rent and purchased transportation                220,276         307,631
  Communications and utilities                      12,232          14,828
  Other                                              1,083          (4,930)
                                               ----------------------------
    Total operating expenses                     1,160,761       1,592,717
                                               ----------------------------

Operating income                                    66,071          82,308
                                               ----------------------------

Other expense (income):
  Interest expense                                      82               9
  Interest income                                   (1,344)         (3,049)
  Other                                               (352)             79
                                               ----------------------------
    Total other expense (income)                    (1,614)         (2,961)
                                               ----------------------------

Income before income taxes                          67,685          85,269

Income taxes                                        29,105          36,336
                                               ----------------------------
Net income                                     $    38,580     $    48,933
                                               ============================

Earnings per share:

     Basic                                     $      0.54     $      0.69
                                               ============================
     Diluted                                   $      0.54     $      0.68
                                               ============================

Dividends declared per sare                    $     0.150     $     0.150
                                               ============================
Weighted-average common shares outstanding:

     Basic                                          71,619          70,574
                                               ============================
     Diluted                                        72,027          71,575
                                               ============================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


 (In thousands, except share amounts)           September 30,     December 31,
-------------------------------------------------------------------------------
                                                    2009              2008
-------------------------------------------------------------------------------
                                                 (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                       $  105,750       $   48,624
  Accounts receivable, trade, less allowance of
    $9,438 and $9,555, respectively                  180,390          185,936
  Other receivables                                   11,514           18,739
  Inventories and supplies                            12,486           10,644
  Prepaid taxes, licenses and permits                  6,544           16,493
  Current deferred income taxes                       33,343           30,789
  Other current assets                                18,730           20,659
                                                -------------------------------
    Total current assets                             368,757          331,884
                                                -------------------------------
Property and equipment                             1,579,769        1,613,102
Less - accumulated depreciation                      687,993          686,463
                                                -------------------------------
    Property and equipment, net                      891,776          926,639
                                                -------------------------------
Other non-current assets                              16,167           16,795
                                                -------------------------------
                                                  $1,276,700       $1,275,318
                                                ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   48,122       $   46,684
  Current portion of long-term debt                        -           30,000
  Insurance and claims accruals                       76,297           79,830
  Accrued payroll                                     27,838           25,850
  Other current liabilities                           22,603           19,006
                                                -------------------------------
    Total current liabilities                        174,860          201,370
                                                -------------------------------
Other long-term liabilities                            8,199            7,406

Insurance and claims accruals, net of current
  portion                                            120,500          120,500

Deferred income taxes                                196,739          200,512

Stockholders' equity:
  Common stock, $.01 par value, 200,000,000
    shares authorized; 80,533,536 shares issued;
    71,755,881 and 71,576,267 shares outstanding,
    respectively                                         805              805
  Paid-in capital                                     92,897           93,343
  Retained earnings                                  854,345          826,511
  Accumulated other comprehensive income (loss)       (7,149)          (7,146)
  Treasury stock, at cost; 8,777,655 and
    8,957,269 shares, respectively                  (164,496)        (167,983)
                                                -------------------------------
    Total stockholders' equity                       776,402          745,530
                                                -------------------------------
                                                  $1,276,700       $1,275,318
                                                ===============================


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
(In thousands)                                         September 30,
---------------------------------------------------------------------------
                                                    2009          2008
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                     $  38,580      $  48,933
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                   117,016        125,132
    Deferred income taxes                           (6,451)          (909)
    Gain on disposal of property and equipment      (1,934)        (8,768)
    Stock-based compensation                           905          1,113
    Other long-term assets                            (999)           640
    Insurance claims accruals, net of current
      portion                                            -          8,000
    Other long-term liabilities                        594            (63)
    Changes in certain working capital items:
      Accounts receivable, net                       5,546        (18,435)
      Other current assets                          17,261          7,482
      Accounts payable                              (3,578)         8,352
      Other current liabilities                      2,366         17,735
                                               ----------------------------
   Net cash provided by operating activities       169,306        189,212
                                               ----------------------------
Cash flows from investing activities:
  Additions to property and equipment             (140,292)      (145,656)
  Retirements of property and equipment             63,543         65,265
  Decrease in notes receivable                       3,200          4,397
                                               ----------------------------
   Net cash used in investing activities           (73,549)       (75,994)
                                               ----------------------------
Cash flows from financing activities:
  Repayments of short-term debt                    (30,000)             -
  Dividends on common stock                        (10,737)       (10,559)
  Repurchases of common stock                            -         (4,486)
  Stock options exercised                            1,431          8,245
  Excess tax benefits from exercise of stock
    options                                            705          4,389
                                               ----------------------------
    Net cash used in financing activities          (38,601)        (2,411)
                                               ----------------------------

Effect of foreign exchange rate fluctuations on
  cash                                                 (30)           418
Net increase in cash and cash equivalents           57,126        111,225
Cash and cash equivalents, beginning of period      48,624         25,090
                                               ----------------------------
Cash and cash equivalents, end of period         $ 105,750      $ 136,315
                                               ============================
Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest                                       $     137      $       9
  Income taxes                                   $  24,508      $  30,034
Supplemental schedule of non-cash investing
  activities:
  Notes receivable issued upon sale of revenue
    equipment                                    $   1,573      $   2,194


         See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
(1)  Comprehensive Income

     Other than our net income, our only other source of comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income (loss) from foreign currency translation adjustments was a loss of $614,000 for the three-month period ended September 30, 2009 and $1,769,000 for the same period ended September 30, 2008. Such comprehensive income
(loss) was a loss of $30,000 for the nine-month period ended September 30, 2009 and income of $418,000 for the same period ended September 30, 2008.

(2)  Long-Term Debt

     As of September 30, 2009, we have two committed credit facilities with banks totaling $225.0 million that mature in May 2011 ($175.0 million) and May 2012 ($50.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). As of September 30, 2009, we had no borrowings outstanding under these credit facilities with banks. The $225.0 million of credit available under these facilities is reduced by $49.8 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation, and amortization (as such terms are defined in each credit facility). At September 30, 2009, we were in compliance with these covenants.

(3)  Income Taxes

     For the three-month and nine-month periods ended September 30, 2009, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $0.2 million during the three-month period and an interest benefit of $0.2 million during the nine-month period ended September 30, 2009. Our total gross liability for unrecognized tax benefits at September 30, 2009 is $7.3 million. If recognized, $4.1 million of unrecognized tax benefits would impact our effective tax rate.
Interest of $3.5 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

     We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2006 through 2008 are open for examination by the Internal Revenue Service, and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(4)  Commitments and Contingencies

     As of September 30, 2009, we have committed to property and equipment purchases of approximately $31.8 million.

     We are involved in certain claims and pending litigation arising in the normal course of business. At this time, management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

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


                             Three Months Ended      Nine Months Ended
                               September 30,           September 30,
                            --------------------    --------------------
                              2009       2008         2009       2008
                            --------------------    --------------------
Net income                  $  18,992  $  22,446    $  38,580  $  48,933
                            ====================    ====================
Weighted-average common
  shares outstanding           71,701     70,864       71,619     70,574
Dilutive effect of stock-
  based awards                    409        961          408      1,001
                            --------------------    --------------------
Shares used in computing
  diluted earnings per share   72,110     71,825       72,027     71,575
                            ====================    ====================
Basic earnings per share    $    0.26  $    0.32    $    0.54  $    0.69
                            ====================    ====================
Diluted earnings per share  $    0.26  $    0.31    $    0.54  $    0.68
                            ====================    ====================


     Options to purchase shares of common stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period, were:


                                     Three Months Ended          Nine Months Ended
                                        September 30,              September 30,
                                  -----------------------    ------------------------
                                      2009        2008          2009          2008
                                  -----------------------    ------------------------
Number of options                       614,969         -          904,469      5,000

Range of option purchase prices   $18.33-$20.36         -    $17.18-$20.36     $20.36


(6)  Stock-Based Compensation

     Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including type of award, recipients, number of shares subject to each award and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of September 30, 2009, there were 8,682,782 shares available for granting additional awards.

     We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense was $0.3 million for the three-month period ended September 30, 2009 and $0.4 million for the same period ended September 30, 2008, and was $0.9 million for the nine-month period ended September 30, 2009 and $1.1 million for the same period ended September 30, 2008. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $0.1 million for the three-month period ended September 30, 2009 and $0.2 million for the same period ended September 30, 2008, and was $0.4 million for the nine-month period ended September 30, 2009 and $0.5 million for the same period ended September 30, 2008. As of September 30, 2009, the total unrecognized compensation cost related to nonvested stock-based compensation awards was approximately $1.9 million and is expected to be recognized over a weighted average period of 1.6 years.

     We do not have a formal policy for issuing shares upon the exercise of stock options or vesting of restricted stock, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired under these regular repurchase programs have provided us with sufficient quantities of stock to issue for stock-based compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock-based compensation during 2009.

     Stock Options

     Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

     The following table summarizes Equity Plan stock option activity for the nine months ended September 30, 2009:


                                                                Weighted
                                                                 Average     Aggregate
                                       Number      Weighted     Remaining    Intrinsic
                                     of Options     Average    Contractual     Value
                                        (in        Exercise       Term          (in
                                     thousands)    Price ($)     (Years)     thousands)
                                    ----------------------------------------------------
Outstanding at beginning of period        2,264   $    13.74
   Options granted                            -   $        -
   Options exercised                       (180)  $     7.97
   Options forfeited                        (13)  $    17.97
   Options expired                            -   $        -
                                    -----------
Outstanding at end of period              2,071   $    14.21          4.14   $    9,186
                                    ===========
Exercisable at end of period              1,512   $    13.08          3.12   $    8,410
                                    ===========


     We did not grant any stock options during the three-month and nine-month periods ended September 30, 2009 and September 30, 2008. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of share options exercised was $1.8 million and $9.1 million for the three-month periods ended September 30, 2009 and September 30, 2008 and $1.8 million and $11.8 million for the nine-month periods ended September 30, 2009 and September 30, 2008.

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

     The following table summarizes restricted stock activity for the nine months ended September 30, 2009:


                                   Number of Restricted Shares   Weighted Average Grant Date
                                         (in thousands)           Fair Value ($) (per share)
                                  -----------------------------------------------------------
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
                                  ============================


     We did not grant any shares of restricted stock during the three-month and nine-month periods ended September 30, 2009 and granted 35,000 shares of restricted stock during the three-month and nine-month periods ended September 30, 2008. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. The present value of estimated future dividends for the 2008 award was calculated using the following assumptions:
            Dividends per share (quarterly amounts)    $0.05
            Risk-free interest rate                      3.0%

(7)  Segment Information

     We have two reportable segments - Truckload Transportation Services ("Truckload") and Value Added Services ("VAS").

     The  Truckload  segment  consists of  six  operating  fleets  that  are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. The six operating fleets that comprise our Truckload segment are as follows: (i) dedicated services ("Dedicated") provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the regional short-haul ("Regional") fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities within five geographic regions across the United States using dry van trailers; (iii) the medium-to-long-haul van ("Van") fleet provides comparable truckload van service over irregular routes; (iv) the expedited ("Expedited") fleet provides time-sensitive truckload services utilizing driver teams; and, the (v) flatbed ("Flatbed") and (vi) temperature-controlled ("Temperature-Controlled") fleets provide truckload services for products with specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $0.8 million and $2.5 million for the three-month periods ended September 30, 2009 and September 30, 2008 and $3.0 million and $6.3 million for the nine-month periods ended September 30, 2009 and September 30, 2008. These non-trucking revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

     The VAS segment generates the majority of our non-trucking revenues through four operating units that provide non-trucking services to our customers. These four VAS operating units are as follows: (i) truck brokerage ("Brokerage") uses contracted carriers to complete customer shipments; (ii) freight management ("Freight Management") offers a full range of single-source logistics management services and solutions; (iii) the intermodal ("Intermodal") unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iv) Werner Global Logistics international ("International") provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes.

     We generate other revenues related to third-party equipment maintenance, equipment leasing and other business activities. None of these operations meets the quantitative reporting thresholds. As a result, these operations are grouped in "Other" in the tables below. "Corporate" includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. We have no significant intersegment sales or expense transactions that would require the elimination of revenue between our segments in the tables below.

     The following tables summarize our segment information (in thousands):


                                                        Revenues
                                                        --------
                                      Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                    ----------------------   -----------------------
                                       2009        2008          2009        2008
                                    ----------------------   -----------------------
Truckload Transportation Services   $  369,610  $  505,489   $ 1,063,047 $ 1,456,872
Value Added Services                    57,685      73,586       155,627     203,401
Other                                      930       4,218         5,760      12,177
Corporate                                1,048         764         2,398       2,575
                                    ----------------------   -----------------------
Total                               $  429,273  $  584,057   $ 1,226,832 $ 1,675,025
                                    ======================   =======================



                                                    Operating Income
                                                    ----------------
                                      Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                    ----------------------   -----------------------
                                       2009        2008          2009        2008
                                    ----------------------   -----------------------
Truckload Transportation Services   $   30,299  $   33,113   $    58,006 $    68,126
Value Added Services                     3,805       4,319         8,329      11,670
Other                                   (1,325)        333        (1,073)      2,315
Corporate                                   26         257           809         197
                                    ----------------------   -----------------------
Total                               $   32,805  $   38,022   $    66,071 $    82,308
                                    ======================   =======================


(8)  Subsequent Events

     We performed an evaluation of Company activity and have concluded that as of November 2, 2009, the date these financial statements were issued, there are no material subsequent events requiring additional disclosure or recognition in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") summarizes the financial statements from management's perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:

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

     Operating revenues reported in our operating statistics table under "Results of Operations" are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the six operating fleets in the Truckload segment (Dedicated, Regional, Van, Expedited, Temperature-Controlled and Flatbed). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and International), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In third quarter 2009, trucking (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 86% of total operating revenues, and non-trucking and other operating revenues accounted for 14% of total operating revenues.

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

     Our most significant resource requirements are company drivers, owner-operators, tractors, trailers and equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and owner-operator availability and the market for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims, workers' compensation benefits and health claims for our employees (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

     The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes
(included  in  taxes  and  licenses expense),  payments  to  owner-operators
(included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles generated. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for third quarter 2009 to third quarter 2008, several industry-wide issues may cause costs to increase in future periods. These issues include a softer freight market, changing fuel prices, more stringent federal and state regulations governing engine emissions and fuel efficiency, higher new truck and trailer purchase prices and a weaker used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

Results of Operations:

     The  following  operating statistics table sets forth certain  industry
data   regarding  the  freight  revenues  and  operations  for  the  periods indicated.


                                   Three Months Ended                Nine Months Ended
                                      September 30,        %           September 30,          %
                                   -------------------            -----------------------
                                     2009       2008     Change      2009         2008      Change
                                   --------   --------   ------   ----------   ----------   ------
Trucking revenues, net of
  fuel surcharge (1)               $319,291   $367,401   -13.1%     $937,333   $1,084,402   -13.6%
Trucking fuel surcharge
  revenues (1)                       49,477    135,525   -63.5%      122,636      366,223   -66.5%
Non-trucking revenues,
  including VAS (1)                  58,499     76,070   -23.1%      158,614      209,699   -24.4%
Other operating revenues (1)          2,006      5,061   -60.4%        8,249       14,701   -43.9%
                                   --------   --------            ----------   ----------
    Total operating revenues (1)   $429,273   $584,057   -26.5%   $1,226,832   $1,675,025   -26.8%
                                   ========   ========            ==========   ==========

Operating ratio
  (consolidated) (2)                   92.4%      93.5%                 94.6%        95.1%
Average monthly miles per
  tractor                            10,184     10,306    -1.2%        9,866       10,189    -3.2%
Average revenues per
  total mile (3)                     $1.440     $1.480    -2.7%       $1.439       $1.466    -1.8%
Average revenues per
  loaded mile (3)                    $1.637     $1.699    -3.6%       $1.650       $1.691    -2.4%
Average percentage of
  empty miles (4)                     12.01%     12.88%   -6.8%        12.76%       13.31%   -4.1%
Average trip length in
  miles (loaded)                        463        539   -14.1%          463          540   -14.3%
Total miles (loaded and
  empty) (1)                        221,675    248,197   -10.7%      651,257      739,571   -11.9%
Average tractors in service           7,256      8,028    -9.6%        7,334        8,065    -9.1%
Average revenues per tractor
  per week (3)                       $3,385     $3,521    -3.9%       $3,277       $3,448    -5.0%
Total tractors (at quarter end)
       Company                        6,635      7,335                 6,635        7,335
       Owner-operator                   690        705                   690          705
                                   --------   --------            ----------   ----------
              Total tractors          7,325      8,040                 7,325        8,040

Total trailers (Truckload and
  Intermodal, at quarter end)        24,310     24,140                24,310       24,140

(1) Amounts in thousands.
(2) Operating  expenses  expressed as  a percentage  of operating  revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.
(4) Empty refers to miles without trailer cargo.


     The following table sets forth the total revenues, operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $0.8 million and $2.5 million for the three-month periods ended September 30, 2009 and September 30, 2008 and $3.0 million and $6.3 million for the nine-month periods ended September 30, 2009 and September 30, 2008, as described on page 12.


                                         Three Months Ended                Nine Months Ended
                                            September 30,                     September 30,
                                   ------------------------------  ----------------------------------
Truckload Transportation Services       2009            2008             2009              2008
                                   --------------  --------------  ----------------  ----------------
 (amounts in thousands)               $       %       $       %        $        %        $        %
--------------------------         --------------  --------------  ----------------  ----------------
Revenues                           $369,610 100.0  $505,489 100.0  $1,063,047 100.0  $1,456,872 100.0
Operating expenses                  339,311  91.8   472,376  93.4   1,005,041  94.5   1,388,746  95.3
                                   --------        --------        ----------        ----------
Operating income                   $ 30,299   8.2  $ 33,113   6.6  $   58,006   5.5  $   68,126   4.7
                                   ========        ========        ==========        ==========


     Higher fuel prices and higher fuel surcharge revenues increase our consolidated operating ratio and the Truckload segment's operating ratio when fuel surcharges are reported on a gross basis as revenues versus netting against fuel expenses. Eliminating fuel surcharge revenues, which are generally a more volatile source of revenue, provides a more consistent basis for comparing the results of operations from period to period. The following table calculates the Truckload segment's operating ratio as if fuel surcharges are excluded from total revenues and instead reported as a reduction of operating expenses.


                                         Three Months Ended                Nine Months Ended
                                            September 30,                     September 30,
                                   ------------------------------  ----------------------------------
Truckload Transportation Services       2009            2008             2009              2008
                                   --------------  --------------  ----------------  ----------------
 (amounts in thousands)               $       %       $       %        $        %        $        %
--------------------------         --------------  --------------  ----------------  ----------------
Revenues                           $369,610        $505,489        $1,063,047        $1,456,872
Less: trucking fuel surcharge
  revenues                           49,477         135,525           122,636           366,223
                                   --------        --------        ----------        ----------
Revenues, net of fuel surcharges    320,133 100.0   369,964 100.0     940,411 100.0   1,090,649 100.0
                                   --------        --------        ----------        ----------
Operating expenses                  339,311         472,376         1,005,041         1,388,746
Less: trucking fuel surcharge
  revenues                           49,477         135,525           122,636           366,223
                                   --------        --------        ----------        ----------
Operating expenses, net of
  fuel surcharges                   289,834  90.5   336,851  91.0     882,405  93.8   1,022,523  93.8
                                   --------        --------        ----------        ----------
Operating income                   $ 30,299   9.5  $ 33,113   9.0  $   58,006   6.2  $   68,126   6.2
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


                                        Three Months Ended              Nine Months Ended
                                           September 30,                  September 30,
                                   ----------------------------  ------------------------------
Value Added Services                    2009           2008            2009            2008
                                   -------------  -------------  --------------  --------------
 (amounts in thousands)               $      %       $      %        $      %        $      %
-----------------------            -------------  -------------  --------------  --------------
Revenues                           $57,685 100.0  $73,586 100.0  $155,627 100.0  $203,401 100.0
Rent and purchased
  transportation expense            47,840  82.9   62,838  85.4   129,119  83.0   173,358  85.2
                                   -------        -------        --------        --------
Gross margin                         9,845  17.1   10,748  14.6    26,508  17.0    30,043  14.8
Other operating expenses             6,040  10.5    6,429   8.7    18,179  11.7    18,373   9.1
                                   -------        -------        --------        --------
Operating income                   $ 3,805   6.6  $ 4,319   5.9  $  8,329   5.3  $ 11,670   5.7
                                   =======        =======        ========        ========


Three  Months  Ended  September  30, 2009 Compared  to  Three  Months  Ended
----------------------------------------------------------------------------
September 30, 2008
------------------

Operating Revenues

     Operating revenues decreased 26.5% for the three months ended September 30, 2009, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 13.1% due primarily to a 9.6% decrease in the average number of tractors in service. With respect to pricing and rates, revenue per total mile, excluding fuel surcharges, decreased by 2.7%. Productivity, as measured by average monthly miles per tractor, declined by 1.2%.

     The freight market continued to be challenging in third quarter 2009; however, we experienced some seasonal improvement in freight volumes as the quarter progressed. Shipper destocking of inventory that occurred earlier this year has slowed, which stabilized inventory levels and had a sequentially positive impact on our freight shipments. The freight market in October 2009 returned to lower levels more consistent with the freight demand levels prior to the end-of-quarter increase in September 2009; however, we continued to experience a year-over-year improvement in freight shipments due to the large decline in freight demand during fourth quarter 2008. Freight shipment trends for the remainder of fourth quarter 2009 will depend on the strength of consumer demand during the holiday season.

     We adapted to these challenging market conditions by reducing our fleet size. Fewer trucks and lower miles per truck reduced our total miles by 10.7% over this same period. Having fewer trucks in service also lowered our freight requirements and thereby reduced our need to book freight that is less profitable to keep our trucks and drivers productive. Based on current market conditions, we do not plan to make further significant reductions to our fleet, unless there is a significant decline in the freight market or a loss of customer business.

     The softer freight market during third quarter 2009, combined with the excess truck capacity in the market and a high level of customer bid activity in the first half of 2009, caused continued pressure on freight rates. These factors resulted in a 3.6% decrease in revenue per loaded mile, excluding fuel surcharge. Revenue per total mile decreased only 2.7%, as our average percentage of empty miles improved to 12.01% in third quarter 2009 from 12.88% in third quarter 2008. On a per trip basis, empty miles per trip declined 21% from 80 miles per trip in third quarter 2008 to 63 miles per trip in third quarter 2009. We expect the pressure on freight rates to continue until freight demand improves.

     Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues decreased 63.5% to $49.5 million in third quarter 2009 from $135.5 million in third quarter 2008 due to a decrease in average diesel fuel prices of $1.62 per gallon in third quarter 2009 compared to third quarter 2008. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty miles (which are not billable to customers), out-of-route miles and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most fuel surcharge programs only changes once per week. In a rapidly rising fuel price market, there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel.

     We continue to diversify our business from the Van fleet to the Dedicated, Regional and Expedited fleets and North America cross-border service provided by the Truckload segment and the four operating units of the VAS segment. Our goal is to attain a more balanced portfolio comprised of one-way truckload (which includes Regional, Van and Expedited), dedicated and logistics (which includes the VAS segment) services. This diversification should help soften the impact of a weaker freight market and enables us to provide expanded services to our customers.

     VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues declined 21.6% to $57.7 million in third quarter 2009 from $73.6 million in third quarter 2008 due to three factors: (i) a 19% reduction in the average revenue per shipment due to lower fuel prices and customer rates; (ii) shifting significantly more shipments not committed to third-party capacity providers to our Truckload segment to help cushion the impact of a soft freight market; and (iii) a reduction in the number of industry freight shipments because of the weaker freight market and recessionary economy. VAS gross margin dollars decreased 8.4% to $9.8 million in third quarter
2009 from $10.7 million for the same period in 2008 on the lower revenue because of the reasons noted above. However, the VAS gross margin percentage improved from 14.6% in third quarter 2008 to 17.1% in third quarter 2009 due to a decline in fuel prices and a lower cost of carrier capacity. The following table shows the changes that are described above in shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:


                                   Three Months Ended
                                      September 30
                                  -------------------   ----------   --------
                                    2009       2008     Difference   % Change
                                  --------   --------   ----------   --------
Total VAS shipments                64,679     60,950       3,729         6%
Less: Non-committed shipments to
  Truckload segment               (25,290)   (17,655)     (7,635)       43%
                                  -------    -------     -------
Net VAS shipments                  39,389     43,295      (3,906)       (9%)
                                  =======    =======     =======

Average revenue per shipment       $1,325     $1,642       ($317)      (19%)
                                  =======    =======     =======


     Compared to third quarter 2008, Brokerage revenues declined due to the factors described in the paragraph above; however, the Brokerage gross margin percentage improved by 160 basis points due to a decline in fuel prices and a lower cost of carrier capacity. Freight Management revenues declined due to reduced shipments with existing customers resulting from a decline in certain customers' overall shipment levels. Intermodal revenues and gross margins declined because of a weak and competitive intermodal market in third quarter 2009. International achieved meaningful revenue and profit improvement resulting from increased shipment volumes.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 92.4% for the three months ended September 30, 2009, compared to 93.5% for the three months ended September 30, 2008. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.


                                Three Months Ended  Increase   Nine Months Ended  Increase
                                   September 30,   (Decrease)    September 30,   (Decrease)
                                ------------------             -----------------
                                   2009    2008     per Mile     2009    2008     per Mile
                                -----------------------------------------------------------
Salaries, wages and benefits      $0.564  $0.582    $(0.018)    $0.579  $0.575     $0.004
Fuel                               0.297   0.584     (0.287)     0.267   0.571     (0.304)
Supplies and maintenance           0.144   0.158     (0.014)     0.153   0.158     (0.005)
Taxes and licenses                 0.107   0.109     (0.002)     0.110   0.112     (0.002)
Insurance and claims               0.090   0.115     (0.025)     0.098   0.104     (0.006)
Depreciation                       0.166   0.163      0.003      0.177   0.164      0.013
Rent and purchased transportation  0.144   0.181     (0.037)     0.139   0.181     (0.042)
Communications and utilities       0.017   0.019     (0.002)     0.018   0.020     (0.002)
Other                              0.002  (0.008)     0.010      0.002  (0.007)     0.009


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). Owner-operator miles as a percentage of total miles were 11.6% for both third quarter 2009 and third quarter 2008. Because owner-operator miles as a percentage of total miles were the same in both periods, essentially no shifting of costs occurred between the rent and purchased transportation category and other expense categories.

     Beginning in the latter months of 2008, we took steps to manage and reduce a variety of controllable costs and adapt to a smaller fleet. We continued by implementing numerous cost-saving programs throughout the first nine months of 2009. Examples of these cost-saving measures included improving our ratio of tractors to non-driver employees, reducing driver advertising, reducing driver lodging costs, restructuring discretionary driver pay programs, reducing truck sales location costs and decreasing the company-matching contribution percentage for our 401(k) plan.

     Salaries, wages and benefits in the Truckload segment decreased by 1.8 cents per mile on a total-mile basis in third quarter 2009 compared to third quarter 2008. Driver salaries and benefits decreased 3.8% on a total-mile basis due to restructuring discretionary driver pay programs. We improved our average tractor-to-non-driver ratio for the trucking operation by 9% for third quarter 2009 compared to third quarter 2008. We also incurred lower expense for workers' compensation claims. Non-driver salaries, wages and benefits in the non-trucking VAS segment were 4.1% lower in third quarter 2009 than in third quarter 2008. Although VAS revenues were 21.6% lower in third quarter 2009 than in third quarter 2008 because of the factors described on page 19, VAS handled 6% more shipments in third quarter 2009, including shipments VAS transferred to the Truckload segment.

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

     The qualified and student driver recruiting and retention markets improved in third quarter 2009 compared to third quarter 2008. The weakness in the construction and automotive industries, other trucking company failures and fleet reductions and the higher national unemployment rate contributed to an improved driver recruiting and retention market during third quarter 2009. These factors resulted in limited employment options for drivers and consequently made more qualified and student drivers available for the workforce. We anticipate that availability of drivers will remain strong until economic conditions improve. When economic conditions improve, competition for qualified drivers will likely increase, and we cannot predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel decreased 28.7 cents per total mile for the Truckload segment in third quarter 2009 compared to the same period in 2008 due to lower average diesel fuel prices following the rapid fuel price decline that occurred in the second half of 2008 and improved miles per gallon (see paragraph below). Although diesel fuel prices fluctuated during third quarter 2009, prices at quarter-end were similar to those at the beginning of the quarter. Average diesel fuel costs were $1.62 per gallon lower in third quarter 2009 than in third quarter 2008.

     During third quarter 2009, we continued to improve fuel miles per gallon ("mpg") through several initiatives to improve fuel efficiency.
These initiatives have been ongoing since March 2008 and include (i) reducing truck idle time, (ii) lowering non-billable miles, (iii) increasing the percentage of aerodynamic, more fuel-efficient trucks in the company truck fleet and (iv) installing auxiliary power units ("APUs") in company trucks. APUs allow the driver to heat or cool the truck without idling the main engine and consume less diesel fuel than the engine. As of September 30, 2009, we installed APUs in approximately 60% of the company-owned truck fleet. As a result of these fuel savings initiatives, we improved our company truck average mpg by 3.3% in third quarter 2009 compared to third quarter 2008. This mpg improvement resulted in the purchase of 1.2 million fewer gallons of diesel fuel in third quarter 2009 than in third quarter 2008. This equates to a reduction of approximately 13,000 tons of carbon dioxide emissions. We intend to continue these and other environmentally conscious initiatives, including our active participation as a U.S. Environmental Protection Agency (the "EPA") SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

     Fuel prices increased 32 cents per gallon from September 30, 2009 to October 30, 2009 and averaged 51 cents per gallon less in October 2009 than in the same period of 2008. During periods of rising fuel prices, a lag generally occurs between the timing of the fuel cost increases and the delayed recovery of fuel surcharge revenues. As noted in our prior filings, the large decline in diesel fuel prices in the second half of 2008 had a temporary favorable impact on net fuel costs (fuel expense, less fuel surcharge revenues) in third quarter 2008 and fourth quarter 2008.

     Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations. One of our large fuel vendors declared bankruptcy in December 2008 and is continuing to operate its fuel stop locations post-bankruptcy, pending the proposed sale to another large fuel stop operator from which we also purchase fuel. If fuel stop locations were reduced or eliminated in the future, we believe we have the ability to obtain fuel from other vendors.

     Supplies and maintenance for the Truckload segment decreased 1.4 cents per total mile in third quarter 2009 compared to third quarter 2008. Through our cost-saving programs and improved driver retention, we realized decreases in driver-related costs such as advertising, motels and travel.

     Taxes and licenses for the Truckload segment decreased 0.2 cents on a total-mile basis in third quarter 2009 compared to third quarter 2008. Fuel taxes decreased per mile as a result of the 3.3% improvement in the company truck mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently lower fuel taxes. This decrease was partially offset by the effect of lower average miles per tractor on the fixed cost components (primarily equipment licensing fees) of this operating expense category.

     Insurance and claims for the Truckload segment decreased by 2.5 cents per total mile in third quarter 2009 from third quarter 2008. This per-mile decrease was the result of lower negative loss development on both smaller and large liability claims for accidents that occurred prior to the quarter. A substantial portion of our insurance and claims expense results from our claim experience and claim development (self-insurance). A small portion of our insurance and claims expense results from insurance premiums for high dollar claim coverage. We renewed our liability insurance policies on August 1, 2009 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. The annual aggregate for claims in excess of $5.0 million and less than $10.0 million increased from $4.0 million to $5.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premium dollars for the policy year that began August 1, 2009 are slightly lower than the previous policy year but increased about 9% on a per-mile basis.

     Depreciation expense for the Truckload segment increased 0.3 cents per total mile in third quarter 2009 compared to third quarter 2008. This increase was due to an increase in the number of APUs installed on company trucks, a higher ratio of trailers to tractors resulting from the tractor fleet reductions, and the effect of lower average miles per tractor. While we incur depreciation expense on the APUs, we also incur lower fuel expense because tractors with APUs consume less fuel during periods of truck idling.

     Depreciation expense was historically affected by the engine emissions standards imposed by the EPA that became effective in October 2002 and applied to all new trucks purchased after that time, resulting in increased truck purchase costs. Depreciation expense is affected because in January 2007, a second set of more strict EPA engine emissions standards became effective for all newly manufactured truck engines. Compared to trucks with engines produced before 2007, the trucks with new engines manufactured under the 2007 standards have higher purchase prices. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. As of September 30, 2009, 60% of the engines in our fleet of company-owned trucks were manufactured by Caterpillar.

     In January 2010, a final set of more rigorous EPA-mandated emissions standards will become effective for all new engines manufactured after that date. It is expected that these trucks will have a higher purchase price than trucks manufactured to meet the 2007 EPA engine emission standards but may be more fuel efficient. We are currently evaluating the options available to us to prepare for the upcoming 2010 standards. We have received a small number of engines that meet the 2010 standards and will be testing them during the remaining months of 2009.

     Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to owner-operators in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 82.9% in third quarter 2009 from 85.4% in third quarter 2008.

     Rent  and purchased  transportation for the Truckload segment decreased
3.7 cents per total mile in third quarter 2009 due primarily to decreased fuel prices that resulted in lower reimbursements to owner-operators for fuel. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and owner-operator trucks. Challenging operating conditions continue to make owner-operator recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of owner-operators and a shortage of financing for equipment. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any decrease in the number of owner-operators. If a shortage of owner-operators and company drivers occurs, increases in per mile settlement rates (for owner-operators) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. These increases could negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.

     Other operating expenses for the Truckload segment increased 1.0 cent per total mile in third quarter 2009 compared to third quarter 2008. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets decreased to $0.9 million in third quarter 2009 from $2.8 million in third quarter 2008. In third quarter 2009, we realized lower average gains per truck and trailer sold. Buyer demand for used trucks and trailers remained low due to the weak freight market and recessionary economy. During the first six months of 2009, we closed eight lower volume Fleet Truck Sales offices and continue to operate in eight locations across the continental United States. We believe our wholly-owned subsidiary and used truck and trailer retail network, Fleet Truck Sales, is one of the largest Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading trucks to original equipment manufacturers when purchasing new trucks.

Other Expense (Income)

     Our interest income was $0.4 million in third quarter 2009 compared to $1.0 million in third quarter 2008. Our average cash and cash equivalents balances were comparable for third quarter 2009 and third quarter 2008; however, the average interest rate earned on these funds was lower in third quarter 2009.

Income Taxes

     Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased slightly to 43.0% for third quarter 2009 from 42.5% for third quarter 2008. The higher income tax rate was due primarily to lower income before income taxes on an annualized basis, which caused non-deductible expenses such as driver per diem to comprise a larger percentage of our income before income taxes.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September
----------------------------------------------------------------------------
30, 2008
--------

Operating Revenues

     Operating revenues decreased 26.8% for the nine months ended September 30, 2009, compared to the same period of the prior year. Excluding fuel surcharge revenues, trucking revenues decreased 13.6% due primarily to a 9.1% decrease in the average number of tractors in service, a 3.2% decrease in average monthly miles per tractor and a 1.8% decrease in average revenues per total mile. Fuel surcharge revenues decreased 66.5% to $122.6 million in the 2009 year-to-date period from $366.2 million in the 2008 year-to-date period because of lower diesel fuel prices. VAS revenues decreased 23.5% due to the factors described on page 19.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.6% for the nine months ended September 30, 2009, compared to 95.1% for the same period of 2008. Expense items that impacted the overall operating ratio are described below. The tables on page 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     Owner-operator miles as a percentage of total miles were 11.5% for the nine months ended September 30, 2009 compared to 12.0% for the nine months ended September 30, 2008. This decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 0.5 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.2 cents; (ii) fuel, 0.1 cent;
(iii) supplies and maintenance, 0.1 cent; and (iv) depreciation, 0.1 cent.

     Salaries, wages and benefits in the Truckload segment increased by 0.4 cents per mile in the 2009 year-to-date period. This increase is primarily attributed to the effect of 3.2% lower average miles per tractor (which has the effect of increasing costs of a fixed nature when evaluated on a per-mile basis) on the non-driver, student and fringe benefit components of this expense category. The shift from rent and purchased transportation expense to salaries, wages and benefits because of the decrease in owner-operator miles as a percentage of total miles also contributed to the increase.
Although we improved our tractor-to-non-driver ratio for the trucking operation by 14% during the first nine months of 2009, the benefit was not fully realized until the second quarter of 2009. Driver salaries improved as the 2009 year-to-date period progressed following changes to some discretionary driver pay programs, resulting in lower expense per mile in the last few months of the nine-month period. Higher group health insurance costs were nearly offset by lower workers' compensation expense. Non-driver salaries, wages and benefits in the non-trucking VAS segment were essentially flat. Although VAS revenues were lower in the first nine months of 2009 than in the same period of 2008, the number of shipments handled by VAS in the 2009 period, including those transferred to the Truckload segment, was about 3% higher.

     Fuel decreased 30.4 cents per total mile for the Truckload segment in the first nine months of 2009 compared to the same period in 2008 due to the lower average fuel price per gallon and a 4.2% improvement in the company truck fleet mpg. Average diesel fuel prices were $1.73 per gallon lower in the first nine months of 2009 than in the same 2008 period.

     Supplies and maintenance costs for the Truckload segment were 0.5 cents lower on a per-mile basis in the 2009 year-to-date period when compared to the same period in 2008. Savings achieved in driver advertising, recruiting, motel and travel costs were partially offset by higher equipment maintenance costs.

     Taxes and licenses for the Truckload segment decreased 0.2 cents on a total-mile basis due to fuel tax savings resulting from the 4.2% mpg improvement in the first nine months of 2009 over the same period of 2008, offset partially by the effect of lower average miles per tractor on the fixed cost components of this operating expense category.

     Insurance and claims decreased 0.6 cents on a total-mile basis for the Truckload segment in the nine months ended September 30, 2009 versus the 2008 year-to-date period. This decrease resulted from lower expense for both small and large liability claims, offset partially by slightly higher cargo claims expense. These liability cost savings were achieved through net favorable development for small liability claims in the 2009 year-to-date period compared to net unfavorable development in the same period in 2008, and better experience and development on large claims in the 2009 period.

     Depreciation for the Truckload segment increased 1.3 cents per total mile in the 2009 year-to-date period compared to the same period in 2008. This increase resulted from the effect of lower average miles per tractor and, to a lesser extent, an increase in the number of APUs installed on company trucks and a higher ratio of trailers to tractors resulting from the tractor fleet reductions.

     Rent and purchased transportation expense for the Truckload segment decreased 4.2 cents per total mile in the first nine months of 2009 compared to the same period in 2008 primarily because of a decrease in the fuel reimbursement paid to owner-operators (because of lower average diesel fuel prices) and the shift from rent and purchased transportation to salaries, wages and benefits because of the decrease in owner-operator miles as a percentage of total miles. Rent and purchased transportation expense for the VAS segment decreased in response to lower VAS revenues. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 83.0% in the 2009 year-to-date period from 85.2% in the 2008 year-to-date period.

     Other operating expenses for the Truckload segment increased 0.9 cents per total mile due to lower gains on sales of assets in the first nine months of 2009 compared to the same period in 2008. Gains on sales of assets decreased to $1.9 million in the nine months ended September 30, 2009 from $8.8 million in the nine months ended September 30, 2008. In the 2009 year-to-date period, we realized lower average gains per truck and trailer sold. Buyer demand for used trucks and trailers remained low because of the weak freight market and recessionary economy.

Other Expense (Income)

     Our  interest  income  was $1.3 million during the  nine  months  ended
September 30, 2009 compared to $3.0 million during the nine months ended September 30, 2008. Our average cash and cash equivalents balance was about 20% lower for the nine months ended September 30, 2009 than the same period in 2008, and the average interest rate earned on these funds was lower in the 2009 period.

Income Taxes

     Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 43.0% for the nine months ended September 30, 2009 from 42.6% for the same period in 2008. The higher income tax rate was due primarily to lower income before income taxes on an annualized basis, which caused non-deductible expenses such as driver per diem to comprise a larger percentage of our income before income taxes.

Liquidity and Capital Resources:

     During the nine months ended September 30, 2009, net cash provided by operating activities decreased to $169.3 million, a 10.5% decrease ($19.9 million) compared to the same nine-month period one year ago. The decrease in net cash provided by operating activities resulted primarily from (i) a $21.7 million decrease in cash flows related to insurance and claims accruals (both current and long-term) due to settlements of claims, (ii) an $11.9 million decrease in cash flows related to accounts payable, due to the timing of payments and lower diesel fuel prices and (iii) lower net income of $10.4 million. The decrease in net cash provided by operating activities was offset partially by a lower accounts receivable balance in third quarter 2009 because of a decrease in fuel surcharge billings and lower revenues attributed to the smaller fleet size. We were able to make net capital expenditures, repay debt and pay dividends with the net cash provided by operating activities and existing cash balances as discussed below.

     Net cash used in investing activities decreased from $76.0 million for the nine-month period ended September 30, 2008 to $73.5 million for the nine-month period ended September 30, 2009. Net property additions (primarily revenue equipment) were $76.7 million for the nine-month period ended September 30, 2009, compared to $80.4 million during the same period of 2008.

     As of September 30, 2009, we committed to property and equipment purchases, net of trades, of approximately $31.8 million. We expect our net capital expenditures (primarily revenue equipment) to be in the range of

$100.0 million to $125.0 million in 2009. We intend to fund these net capital expenditures through cash flow from operations, existing cash balances and financing available under our existing credit facilities, as management deems necessary.

     Net financing activities used $38.6 million during the nine months ended September 30, 2009 and $2.4 million during the same period in 2008. The change from 2008 to 2009 included debt repayments of $30.0 million during the nine-month period ended September 30, 2009, and no debt repayments during the nine-month period ended September 30, 2008. We paid dividends of $10.7 million in the nine months ended September 30, 2009 compared to $10.6 million in the same period of 2008. Financing activities included no common stock repurchases for the nine-month period ended September 30, 2009 and $4.5 million in the same period of 2008. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company's common stock. The timing and amount of such purchases depends on market and other factors. As of September 30, 2009, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

     Management believes our financial position at September 30, 2009 is strong. As of September 30, 2009, we had $105.8 million of cash and cash equivalents and $776.4 million of stockholders' equity. Cash is invested primarily in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of September 30, 2009, we had $225.0 million of available credit pursuant to credit facilities, of which we had no outstanding borrowings. The credit available under these facilities is reduced by the $49.8 million in stand-by letters of credit under which we are obligated. These letters of credit are primarily required as security for insurance policies. Management believes our financial position is strong and foresees no significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

     The   following  table  sets  forth  our  contractual  obligations  and commercial commitments as of September 30, 2009.


                                  Payments Due by Period
                                       (in millions)
                                         Less                         More
                                        than 1     1-3       3-5     than 5    Period
                              Total      year     years     years     years    Unknown
--------------------------------------------------------------------------------------
Contractual Obligations
Unrecognized tax benefits    $   7.3   $   1.1   $     -   $     -   $     -   $   6.2
Equipment purchase
  commitments                   31.8      31.8         -         -         -         -
                             -------   -------   -------   -------   -------   -------
Total contractual cash
  obligations                $  39.1   $  32.9   $     -   $     -   $     -   $   6.2
                             =======   =======   =======   =======   =======   =======

Other Commercial
Commitments
Unused lines of credit       $ 175.2   $     -   $ 175.2   $     -   $     -   $     -
Standby letters of credit       49.8      49.8         -         -         -         -
                             -------   -------   -------   -------   -------   -------
Total commercial
  commitments                $ 225.0   $  49.8   $ 175.2   $     -   $     -   $     -
                             =======   =======   =======   =======   =======   =======
 Total obligations           $ 264.1   $  82.7   $ 175.2   $     -   $     -   $   6.2
                             =======   =======   =======   =======   =======   =======


     We have committed credit facilities with two banks totaling $225.0 million, of which we had no outstanding borrowings at September 30, 2009. These credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). The credit available under these facilities is reduced by the amount of standby letters of credit under which we are obligated. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. The stand-by letters of credit are primarily required for insurance policies. Equipment purchase commitments relate to committed equipment expenditures. As of September 30, 2009, we have recorded a $7.3 million liability for unrecognized tax benefits. We expect $1.1 million to be settled within the next twelve months and are unable to reasonably determine when the $6.2 million categorized as "period unknown" will be settled.

Off-Balance Sheet Arrangements:

     As of September 30, 2009, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

     All truckload carriers are subject to the hours of service ("HOS") regulations (the "HOS Regulations") issued by the Federal Motor Carrier
Safety Administration (the "FMCSA"). In November 2008, the FMCSA adopted and issued a final rule that amended the HOS Regulations to (i) allow drivers up to 11 hours of driving time within a 14-hour, non-extendable window from the start of the workday (this driving time must follow 10 consecutive hours of off-duty time) and (ii) restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty. This final rule became effective on January 19, 2009 and made essentially no changes to the 11-hour driving limit and 34-hour restart rules that we had been following since the HOS Regulations were revised in October 2005. In March 2009, Public Citizen and other parties petitioned the Court for reconsideration of the FMCSA's final rule, asserting the rule is not stringent enough, and the American Trucking Associations then filed a motion to intervene in support of keeping the current FMCSA final rule in place. On October 26, 2009, the FMCSA, Public Citizen and the other petitioning parties entered into a settlement agreement that requires the FMCSA to submit a new proposed HOS rule within nine months of the settlement date and publish a final rule within 21 months of the settlement date. Pursuant to the settlement agreement, such parties also filed with the Court a joint motion requesting the Court to hold the proceedings in abeyance pending the FMCSA's issuance of the new proposed rule. Oral arguments on the joint motion are scheduled for January 15, 2010. If new HOS rules are adopted which change the allowable driving hours or on-duty time, our mileage productivity could be adversely affected. We will continue to monitor any developments.

     In  January  2007,  the FMCSA published a proposed rule  regarding  the trucking industry's use of Electronic On-Board Recorders ("EOBRs") for compliance with HOS rules. The proposed rule includes (i) performance specifications for EOBR technology for HOS compliance; (ii) incentives to encourage EOBR use by motor carriers; and (iii) requirements for EOBR use by operators with serious HOS compliance problems during at least two compliance reviews over any two-year period. In late 2008, the FMCSA's submitted proposed rule was not approved for publication before the end of the Bush Administration. On January 23, 2009, in accordance with instructions issued by the Obama Administration, the FMCSA withdrew the proposed rule for reconsideration and review by the Obama Administration. While we do not believe the rule, as proposed, would have a significant effect on our operations and profitability, we will continue to monitor future developments.

     In January 2007, more stringent EPA engine emissions standards became effective and applied to all newly manufactured truck engines. Compared to trucks with engines manufactured before 2007 and not subject to the new standards, trucks manufactured with the 2007-standard engines have higher purchase prices (approximately $5,000 to $10,000 more per truck). In January 2010, a final set of more rigorous EPA-mandated emissions standards will become effective for all new engines manufactured after that time. These regulations require a significant decrease in particulate matter (soot and ash) and nitrogen oxide emitted from on-road diesel engines. Engine manufacturers responded to the 2010 standards by modifying engines to produce cleaner combustion with selective catalytic reduction ("SCR") and exhaust gas recirculation ("EGR") technologies to remove pollutants from exhaust gases exiting the combustion chamber. The SCR technology also requires the use of a urea-based diesel exhaust fluid. We are currently evaluating the options available to us to prepare for the upcoming 2010 standards.

     Several U.S. states, counties and cities have enacted legislation or ordinances restricting idling of trucks to short periods of time. This action is significant when it impacts the driver's ability to idle the truck for purposes of operating air conditioning and heating systems particularly while in the sleeper berth. Many of the statutes or ordinances recognize the need of the drivers to have a comfortable environment in which to sleep and include exceptions for those circumstances. California no longer has such an exemption. We have taken steps to address this issue in California, which include driver training, better scheduling and the installation and use of APUs.

     California has also enacted restrictions on transport refrigeration unit ("TRU") emissions that require companies to operate compliant TRUs in California. The California regulations apply not only to California intrastate carriers, but also to carriers based outside of California who wish to enter the state with TRUs. On January 9, 2009, the EPA enabled California to phase in its Low-Emission TRU In-Use Performance Standards over several years. The first compliance deadline is December 31, 2009 and it applies to model year 2002 and older TRU engines. Enforcement of California's in-use performance standards for these model year TRU engines will begin in January 2010. California also required the registration of all California-based TRUs by July 31, 2009. For compliance purposes, we completed the California TRU registration process and are currently evaluating our options for meeting these requirements over the next several years as the regulations gradually become effective.

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

     Our most significant resource requirements are company drivers, owner-operators, tractors, trailers and related equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that recoup a majority, but not all, of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and owner-operator availability and the new and used revenue equipment market. Because we are self-insured for a significant portion of bodily injury, property damage and cargo claims and for workers' compensation benefits and health claims for our employees (supplemented by premium-based insurance coverage above certain dollar levels), financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. Although our normal replacement cycle for tractors is three years, we calculate depreciation expense for financial reporting purposes using a five-year life and 25% salvage value. Depreciation expense calculated in this manner continues at the same straight-line rate (which approximates the continuing declining market value of the tractors) when a tractor is held beyond the normal three-year age. Calculating depreciation expense using a five-year life and 25% salvage value results in the same annual depreciation rate (15% of cost per year) and the same net book value at the normal three-year replacement date (55% of cost) as using a three-year life and 55% salvage value. We continually monitor the adequacy of the lives and salvage values used in calculating depreciation expense and adjust these assumptions appropriately when warranted.
     * Impairment of long-lived assets. We review our long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and noncurrent) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers' compensation claims every six months.
     * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider (including owner-operators under contract with us) is utilized to provide some or all of the service and we (i) are the primary obligor in regard to the shipment delivery, (ii) establish customer pricing separately from carrier rate negotiations, (iii) generally have discretion in carrier selection and/or (iv) have credit risk on the shipment, we record both revenues for the dollar value of services we bill to the customer and rent and purchased transportation expense for transportation costs we pay to the third-party provider upon the shipment's delivery. In the absence of the conditions listed above, we record revenues net of those expenses related to third-party providers.
     * Accounting  for  income  taxes.  Significant management  judgment  is required  to  determine  (i) the provision  for  income  taxes,  (ii)
       whether deferred income taxes will be realized in full or in part and (iii) the liability for unrecognized tax benefits related to uncertain tax positions. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed necessary due to our profitable operations. Accordingly, if facts or financial circumstances change and consequently impact the likelihood of realizing the deferred income tax assets, we would need to apply management's judgment to determine the amount of valuation allowance required in any given period.
     * Allowance for doubtful accounts. The allowance for doubtful accounts is our estimate of the amount of probable credit losses in our existing accounts receivable. We review the financial condition of customers for granting credit and monitor changes in customers' financial conditions on an ongoing basis. We determine the allowance based on our historical write-off experience and national economic conditions. During the last year, numerous significant events affected the U.S. financial markets and resulted in significant reduction of credit availability and liquidity. Consequently, we believe some of our customers may be unable to obtain or retain adequate financing to support their businesses in the future. We anticipate that because of these combined factors, some of our customers may also be compelled to restructure their businesses or may be unable to pay amounts owed to us. We have formal policies in place to continually monitor credit extended to customers and to manage our credit risk. We maintain credit insurance for some customer accounts. We evaluate the adequacy of our allowance for doubtful accounts quarterly and believe our allowance for doubtful accounts is adequate based on information currently available.

     Management periodically re-evaluates these estimates as events and circumstances change. Together with the effects of the matters discussed above, these factors may significantly impact our results of operations from period to period.

Accounting Standards:

New Accounting Pronouncements Adopted
-------------------------------------

     In June 2009, the Financial Accounting Standards Board (the "FASB") issued its final Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("No. 168"). This statement establishes the FASB Accounting Standards CodificationTM (the "Codification") as the single source of authoritative U.S. generally accepted accounting principles ("GAAP") applied by nongovernmental entities, except for rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification did not change GAAP but reorganizes the literature. The Codification supersedes all existing non-SEC accounting and reporting standards. The provisions of SFAS No. 168 were effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. In the description of "Accounting Standards Updates Not Yet Effective" that follows, references in quotations relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

Accounting Standards Updates Not Yet Effective
----------------------------------------------

     In October 2009, an update was made to "Revenue Recognition - Multiple Deliverable Revenue Arrangements". This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position, results of operations and cash flows when it becomes effective in 2011.

     Other Accounting Standards Updates not effective until after September 30, 2009, are not expected to have a significant effect on our consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of September 30, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     We conduct business in several foreign countries, including Mexico, Canada and China. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency transaction gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency transaction losses were $0.6 million for third quarter 2009 and $1.8 million for third quarter 2008.

Interest Rate Risk

     We had no debt outstanding at September 30, 2009. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of September 30, 2009, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

Item 4.  Controls and Procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities
Exchange Act of 1934 (the "Exchange Act"). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the SEC within the required time period.

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

                                   PART II

                              OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the "Company") is authorized to repurchase. Under this October 2007 authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of September 30, 2009, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     No shares of common stock were repurchased during the third quarter of 2009 by either the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

    10.1     The Executive Nonqualified Excess Plan of        Filed herewith
             Werner Enterprises, Inc., as amended


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



Date:      November 2, 2009     By:  /s/ John J. Steele
        ----------------------       ---------------------------------------
                                     John J. Steele
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer



Date:      November 2, 2009     By:  /s/ James L. Johnson
        ----------------------       ---------------------------------------
                                     James L. Johnson
                                     Senior Vice President, Controller and
                                     Corporate Secretary