Form 10-K
period 2009-12-31
WERNER ENTERPRISES INC
filed 2010-02-26
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
 X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)  OF  THE
---  SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   YES   NO
                                              ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  X         Accelerated filer
                        ---                                   ---
Non-accelerated filer              Smaller reporting company
                        ---                                   ---

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).   YES   NO X
                                            ---  ---

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are "affiliates" of the Registrant) as of June 30, 2009, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $791 million (based on the closing sale price of the Registrant's Common Stock on that date as reported by Nasdaq).

As of February 16, 2010, 72,039,212 shares of the registrant's common stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the Proxy Statement of Registrant  for  the  Annual
Meeting of Stockholders to be held May 10, 2010, are incorporated in Part III of this report.

                        TABLE OF CONTENTS

                                                              Page
                                                              ----

                             PART I

Item 1.  Business                                               1
Item 1A. Risk Factors                                           9
Item 1B. Unresolved Staff Comments                             12
Item 2.  Properties                                            13
Item 3.  Legal Proceedings                                     13
Item 4.  Submission of Matters to a Vote of Security Holders   14

                             PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
         Securities                                            15
Item 6.  Selected Financial Data                               17
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   18
Item 7A. Quantitative and Qualitative Disclosures about
         Market Risk                                           35
Item 8.  Financial Statements and Supplementary Data           37
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                   56
Item 9A. Controls and Procedures                               56
Item 9B. Other Information                                     58

                            PART III

Item 10. Directors, Executive Officers and Corporate
         Governance                                            59
Item 11. Executive Compensation                                59
Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters        59
Item 13. Certain Relationships and Related Transactions,
         and Director Independence                             59
Item 14. Principal Accounting Fees and Services                60

                             PART IV

Item 15. Exhibits and Financial Statement Schedules            60

     This Annual Report on Form 10-K for the year ended December 31, 2009 (this "Form 10-K") and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.

                             PART I

ITEM 1.   BUSINESS

General

     We are a transportation and logistics company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Value Added Services ("VAS") division. We are one of the five largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19 and is our Chairman. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2009, we had a fleet of 7,250 trucks, of which 6,575 were owned by us and 675 were owned and operated by independent owner-operator drivers.

     We have two reportable segments - Truckload Transportation Services ("Truckload") and VAS. You can find financial information regarding these segments and the geographic areas in which we conduct business in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     Our Truckload segment is comprised of the following six operating fleets: (i) the dedicated services fleet ("Dedicated") provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility;
(ii) the regional short-haul ("Regional") fleet transports a variety of consumer nondurable products and other commodities in truckload quantities within five geographic regions across the United States using dry van trailers; (iii) the medium-to-long-haul van ("Van") fleet provides comparable truckload van service over irregular routes; (iv) the expedited ("Expedited") fleet provides time-sensitive truckload services utilizing driver teams; and the (v) flatbed ("Flatbed") and (vi) temperature-controlled ("Temperature-Controlled") fleets provide truckload services for products with specialized trailers. Our Truckload fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by the U.S. Department of Transportation ("DOT") and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service into and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, grocery products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.

     Our VAS segment is a non-asset-based transportation and logistics provider. VAS is comprised of the following four operating units that provide non-trucking services to our customers: (i) truck brokerage ("Brokerage") uses contracted carriers to complete customer shipments; (ii) freight management ("Freight Management") offers a full range of single-source logistics management services and solutions; (iii) the intermodal ("Intermodal") unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iv) Werner Global Logistics international ("International") provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes. Our Brokerage unit had transportation services contracts with over 5,800 carriers as of December 31, 2009. In third quarter 2009, we formed Werner Global Logistics Australia Pty. Ltd., a subsidiary that extends our logistics services to the Australian domestic market by offering freight forwarding, logistics, local transportation and distribution services. Through our Werner Global Logistics ("WGL") subsidiaries, we are a licensed U.S. Non-Vessel Operating Common Carrier ("NVOCC"), U.S. Customs Broker, Class A Freight

Forwarder  in  China,  licensed China NVOCC, U.S.  Transportation
Security Administration ("TSA")-approved Indirect Air Carrier and
International Air Transport Association ("IATA") Accredited Cargo
Agent.

Marketing and Operations

     Our business philosophy is to provide superior on-time customer service at a competitive cost. To accomplish this, we operate premium modern tractors and trailers. This equipment has fewer mechanical and maintenance issues and helps attract and retain qualified drivers. We have continually developed our business processes and technology to improve customer service and driver retention. We focus on shippers who value the broad geographic coverage, diversified truck and logistics services, equipment capacity, technology, customized services and flexibility available from a large financially-stable transportation and logistics provider.

     We operate in the truckload and logistics sectors of the transportation industry. Our Truckload segment provides specialized services to customers based on (i) each customer's trailer needs (such as van, flatbed and temperature-controlled trailers), (ii) geographic area (Regional and Van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (Expedited) or (iv) the conversion of their private fleet to us (Dedicated). In 2009, trucking revenues accounted for 86% of our total revenues, and non-trucking and other operating revenues (primarily VAS revenues) accounted for 14% of our total revenues. Our VAS segment manages the transportation and logistics requirements for individual customers, providing customers with additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. VAS services include
(i) truck brokerage, (ii) freight management, (iii) intermodal transport and (iv) international. The VAS international services include (i) door-to-door freight forwarding, (ii) vendor and purchase order management, (iii) full container load consolidation and warehousing, (iv) customs brokerage and (v) air freight services. Most VAS international services are provided throughout North America, Asia and Australia. VAS is a non-asset-based business that is highly dependent on qualified employees, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of Truckload and VAS, for the last three years under Item 7 of this Form 10-K.

     We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our freight. During 2009, our largest 5, 10, 25 and 50 customers comprised 26%, 41%, 61% and 76% of our revenues, respectively. No single customer generated more than 10% of our revenues in 2009. By industry group, our top 50 customers consist of 46% retail and consumer products, 29% grocery products, 18% manufacturing/industrial and 7% logistics and other. Many of our non-dedicated customer contracts may be terminated upon 30 days' notice, which is standard in the trucking industry. Most of our Dedicated customer contracts are one to three years in length and may be terminated upon 90 days' notice following the expiration of the contract's first year.

     Virtually all of our company and owner-operator tractors are equipped with satellite communication devices manufactured by QualcommTM. These devices enable us and our drivers to conduct two-way communication using standardized and freeform messages. This satellite technology also allows us to plan and monitor shipment progress. We obtain specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, we have advanced application systems to improve customer and driver service. Examples of such application systems include: (i) our proprietary paperless log system used to electronically pre-plan driver shipment assignments based on real-time available driving hours and to automatically monitor truck movement and drivers' hours of service; (ii) software that pre-plans shipments drivers can trade enroute to meet driver home-time needs without compromising on-time delivery schedules; (iii) automated
"possible late load" tracking that informs the operations department of trucks possibly operating behind schedule, allowing us to take preventive measures to avoid late deliveries; and (iv) automated engine diagnostics that continually monitor mechanical fault tolerances. In 1998, we began a successful pilot program and subsequently became the first trucking company in the United

States to receive an exemption from the DOT to use a global positioning system-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. In 2004, the Federal Motor Carrier Safety Administration ("FMCSA") agency of the DOT approved the exemption for our paperless log system and moved our system from the FMCSA-approved pilot program to exemption status, requiring that the exemption be renewed every two years. On January 9, 2009, the FMCSA announced in the Federal Register its determination that our paperless log system satisfies the FMCSA's Automatic On-Board Recording Device requirements and that an exemption is no longer required.

Seasonality

     In the trucking industry, revenues generally follow a seasonal pattern. Peak freight demand has historically occurred in the months of September, October and November. We did not experience this seasonal increase in demand during 2007 and 2008; however, we experienced some seasonal improvement as third quarter 2009 progressed, and freight volumes continued to strengthen in fourth quarter 2009. After the December holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. Our operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter weather conditions. We attempt to minimize the impact of seasonality through our marketing program by seeking additional freight from certain customers during traditionally slower shipping periods and focusing on transporting consumer nondurable products. Revenue can also be affected by bad weather, holidays and the number of business days that occur during a quarterly period because revenue is directly related to the available working days of shippers.

Employees and Owner-Operator Drivers

     As of December 31, 2009, we employed 9,094 qualified and student drivers; 626 mechanics and maintenance personnel for the trucking operation; 1,168 office personnel for the trucking operation; and 684 personnel for VAS, international and other non-trucking operations. We also had 675 service contracts with owner-operators who provide both a tractor and a qualified driver or drivers. None of our U.S., Canadian, Chinese or Australian employees are represented by a collective bargaining unit, and we consider relations with our employees to be good.

     We recognize that our professional driver workforce is one of our most valuable assets. Most of our drivers are compensated on a per-mile basis. For most company-employed drivers, the rate per mile generally increases with the drivers' length of service. Drivers may earn additional compensation through a safety bonus, annual achievement bonus and for performing additional work associated with their job (such as loading and unloading and making extra stops and shorter mileage trips).

     At times, there are driver shortages in the trucking industry. Availability of qualified drivers can be affected by
(i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in the economy; and (iii) individual drivers' desire to be home more often. The driver recruiting and retention market has improved from a year ago. The weakness in the construction and automotive industries, other trucking company failures and fleet reductions and the higher national unemployment rate continue to positively affect our driver availability and selectivity. In addition, our strong mileage utilization and financial strength are attractive to drivers when compared to other carriers. We anticipate that availability of drivers will remain strong until current economic conditions improve.

     We utilize student drivers as a primary source of new drivers. Student drivers have completed a training program at a truck driving school and are further trained by Werner certified trainer drivers for approximately 300 driving hours prior to that driver becoming a solo driver with their own truck. The student driver recruiting environment is currently good. The same factors described above that have aided our qualified driver recruiting efforts have also resulted in an adequate supply of student drivers. The availability of student drivers may be negatively impacted in the future by the availability of financing for student loans for driving schools, a potential decrease in the number of driving schools, and proposed rule changes regarding minimum requirements for entry-level driver training (see below).

     When economic conditions improve, competition for qualified drivers and student drivers will likely increase. We cannot predict whether we will experience future shortages in the availability of qualified drivers or student drivers. If such a shortage were to occur and driver pay rate increases were necessary to attract and retain qualified drivers or student drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

     In 2007, the FMCSA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register regarding minimum requirements for entry level driver training. Under the proposed rule, a commercial driver's license ("CDL") applicant would be required to present a valid driver training certificate obtained from an accredited institution or program. Entry-level drivers applying for a Class A CDL would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. The current regulations do not require a minimum number of training hours and require only classroom education. Drivers who obtain their first CDL during the three-year period after the FMCSA issues a final rule would be exempt. In 2008, the FMCSA published another NPRM that (i) establishes new minimum standards to be met before states issue commercial learner's permits; (ii) revises the CDL knowledge and skills testing standards; and (iii) improves anti-fraud measures within the CDL program. If one or both of these proposed rules is approved as written, the final rules could materially impact the number of potential new drivers entering the industry. The comment periods for both NPRMs have expired. As of December 31, 2009, the FMCSA has not published a final rule.

     We also recognize that owner-operators complement our company-employed drivers. Owner-operators are independent contractors who supply their own tractor and qualified driver and are responsible for their operating expenses. Because owner-operators provide their own tractors, less financial capital is required from us. Also, owner-operators provide us with another source of drivers to support our fleet. We intend to maintain our emphasis on owner-operator recruiting, in addition to company driver recruitment. We, along with others in the trucking industry, however, continue to experience owner-operator recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of owner-operators and tightened equipment financing standards have made it difficult to recruit and retain owner-operators.

Revenue Equipment

     As of December 31, 2009, we operated 6,575 company tractors and had contracts for 675 tractors owned by owner-operators. The company-owned tractors were manufactured by Freightliner (a Daimler company), Peterbilt and Kenworth (divisions of PACCAR) and International (a Navistar company). We adhere to a comprehensive maintenance program for both company-owned tractors and trailers. We inspect owner-operator tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company-owned trucks to a maximum of 65 miles per hour to improve safety and fuel efficiency.

     The average age of our truck fleet was 2.1 years at December 31, 2007, 2.5 years at December 31, 2008 and 2.6 years at December 31, 2009. The higher average age of the truck fleet generally results in more maintenance that is not covered by warranty. Due to the weak used truck market and the ongoing cost increases for new trucks due to the series of engine emission changes, we are extending the replacement cycle for company-owned tractors. As a result, we expect the average age of our company tractor fleet may increase beyond current levels.

     We operated 23,880 trailers at December 31, 2009. This total is comprised of 22,515 dry vans; 400 flatbeds; 956 temperature-controlled trailers; and 9 specialized trailers. Most of our trailers were manufactured by Wabash National Corporation. As of December 31, 2009, of our dry van trailer fleet, 99% consisted of 53-foot trailers, and 100% was comprised of aluminum plate or composite (DuraPlate) trailers. We also provide other trailer lengths, such as 48-foot and 57-foot trailers, to meet the specialized needs of certain customers.

     Our wholly-owned subsidiary, Fleet Truck Sales, sells our used trucks and trailers, and we believe it is one of the larger domestic Class 8 truck and equipment retail entities in the United States. Fleet Truck Sales has been in business since 1992 and operates in eight locations. During the first six months of 2009, we closed eight Fleet Truck Sales offices with low volume sales. We believe fleet reductions have increased the supply of used equipment for sale, while buyer demand for used trucks and trailers remains weak.

     The U.S. Environmental Protection Agency ("EPA") mandated a new set of more stringent engine emissions standards for all newly manufactured truck engines, which became effective in January 2007. Compared to trucks with engines manufactured before 2007 and not subject to the new standards, the trucks manufactured with the 2007-standard engines had higher purchase prices (approximately $5,000 to $10,000 more per truck). A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. These regulations require a significant decrease in particulate matter (soot and ash) and nitrogen oxide emitted from on-road diesel engines. Engine manufacturers responded to the 2010 standards by modifying engines to produce cleaner combustion with selective catalytic reduction ("SCR") or exhaust gas recirculation ("EGR") technologies to remove pollutants from exhaust gases exiting the combustion chamber. The SCR technology also requires the use of a urea-based diesel exhaust fluid. It is expected that trucks with 2010-standard engines will have a higher purchase price (approximately $5,000 to $10,000 more per truck) than trucks manufactured to meet the 2007 standards but may be more fuel efficient. In late 2009, we received a small number of engines that meet the 2010 standards and are testing them in 2010. We are currently evaluating the options available to us to adapt to the 2010 standards. We do not currently expect to purchase many new trucks with 2010 engines in 2010.

Fuel

     In 2009, we purchased approximately 96% of our fuel from a predetermined network of fuel stops throughout the United States. Of this 96%, approximately 85% of our fuel was purchased from three large fuel vendors. We negotiated discounted pricing based on historical purchase volumes with these fuel stop vendors. Bulk fueling facilities are maintained at seven of our terminals and three Dedicated fleet locations.

     One  of  our  large  fuel  vendors  declared  bankruptcy  in
December 2008 and is continuing to operate its fuel stop locations post-bankruptcy, pending its proposed sale to another large fuel vendor from which we also purchase fuel. If this vendor were to reduce or eliminate truck stop locations in the future, we currently believe we have the ability to obtain fuel from other vendors at a comparable price.

     Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs have historically enabled us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy ("DOE") weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase. We do not generally recoup higher fuel costs for miles not billable to customers, out-of-route miles and truck engine idling. During 2009, our fuel expense and fuel reimbursements to owner-operators decreased by $292.7 million because of decreased fuel prices in the first ten months of the year, fuel savings resulting from having 8% fewer active company-owned tractors in service and our initiatives to improve fuel efficiency. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

     We maintain aboveground and underground fuel storage tanks at many of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Regulation

     We are a motor carrier regulated by the DOT in the United States and similar governmental transportation agencies in foreign countries in which we operate. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, drivers' hours of service, certain mergers, consolidations and acquisitions and periodic financial reporting. We currently have and have always maintained a satisfactory DOT safety rating, which is the highest available rating, and continually take efforts to maintain our satisfactory rating. A conditional or unsatisfactory DOT safety rating could adversely affect us because some of our customer contracts require a satisfactory rating. Equipment weight and dimensions are also subject to federal, state and international regulations with which we strive to comply.

     All truckload carriers are subject to the hours of service ("HOS") regulations (the "HOS Regulations") issued by the Federal Motor Carrier Safety Administration (the "FMCSA"). In November 2008, the FMCSA adopted and issued a final rule that amended the HOS Regulations to (i) allow drivers up to 11 hours of driving time within a 14-hour, non-extendable window from the start of the workday (this driving time must follow 10 consecutive hours of off-duty time) and (ii) restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty. This final rule became effective on January 19, 2009 and made essentially no changes to the 11-hour driving limit and 34-hour restart rules that we had been following since the HOS Regulations were revised in October 2005. In March 2009, Public Citizen and other parties petitioned the Court for reconsideration of the FMCSA's final rule, asserting the rule is not stringent enough, and the American Trucking Associations then filed a motion to intervene in support of keeping the current FMCSA final rule in place. On October 26, 2009, the FMCSA, Public Citizen and the other petitioning parties entered into a settlement agreement that requires the FMCSA to submit a new proposed HOS rule within nine months of the settlement date and publish a final rule within 21 months of the settlement date. Pursuant to the settlement agreement, such parties also filed with the Court a joint motion requesting the Court to hold the proceedings in abeyance pending the FMCSA's issuance of the new proposed rule. In January 2010, the FMCSA held a series of four public listening sessions concerning the HOS rulemaking. If new HOS rules are adopted which change the allowable driving hours or on-duty time, our mileage productivity could be adversely affected. We will continue to monitor any developments regarding HOS regulations.

     On January 18, 2007, the FMCSA published a proposed rule on the trucking industry's use of Electronic On-Board Recorders ("EOBRs") for compliance with HOS rules. The proposed rule includes (i) performance specifications for EOBR technology for HOS compliance; (ii) incentives to encourage EOBR use by motor carriers; and (iii) requirements for EOBR use by operators with serious HOS compliance problems during at least two compliance reviews over any two-year period. On January 23, 2009, the FMCSA withdrew the proposed rule for reconsideration and review. While we do not believe the rule, as proposed, would have a significant effect on our operations and profitability, we will continue to monitor future developments.

     The FMCSA's new safety initiative, Comprehensive Safety Analysis 2010 ("CSA 2010"), includes many significant changes from the current safety measurement system it will replace. Under CSA 2010, the FMCSA will monitor the safety performance of both individual drivers and carriers using seven categories of data, while the current system assesses only carriers using four categories. CSA 2010 is currently being tested in several states, and full implementation is expected to begin in the second half of 2010. The implementation of CSA 2010 may result in fewer eligible drivers and driver candidates, which may limit our ability to attract and retain qualified drivers.

     Effective January 27, 2010, the FMCSA issued new regulatory guidance that prohibits the use of electronic devices for texting while driving a commercial motor vehicle on public roads in interstate commerce. "Texting" is defined as the review of, or preparation and transmission of, typed messages through any handheld or other wireless electronic device brought into the vehicle or the engagement in any form of electronic data retrieval or electronic data communication through any such device. The FMCSA stated the new regulatory guidance should not be construed to prohibit the use of electronic dispatching tools and fleet management systems, such as our Qualcomm communication devices. We currently employ safety features that electronically restrict solo drivers from sending and retrieving Qualcomm messages while the truck is moving.

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

     WGL and its subsidiaries have obtained business licenses to operate as a U.S. NVOCC, U.S. Customs Broker, Class A Freight
Forwarder  in China, licensed China NVOCC, TSA-approved  Indirect
Air Carrier and IATA Accredited Cargo Agent.

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

     We are also registered as an Ocean Transportation Intermediary by the U.S. Federal Maritime Commission (the "FMC"). The FMC has established certain qualifications for shipping agents, including surety bonding requirements. The FMC is also responsible for the economic regulation of NVOCC activity originating or terminating in the United States. To comply with these economic regulations, vessel operators and NVOCCs are required to electronically file tariffs, and these tariffs establish the rates charged for movement of specified commodities into and out of the United States. The FMC may enforce these regulations by assessing penalties.

     Our operations are subject to various federal, state and local environmental laws and regulations, many of which are implemented by the EPA and similar state regulatory agencies.
These laws and regulations govern the management of hazardous wastes, discharge of pollutants into the air and surface and underground waters and disposal of certain substances. We do not believe that compliance with these regulations has a material effect on our capital expenditures, earnings and competitive position.

     Several U.S. states, counties and cities have enacted legislation or ordinances restricting idling of trucks to short periods of time. This action is significant when it impacts the driver's ability to idle the truck for purposes of operating air conditioning and heating systems particularly while in the sleeper berth. Many of the statutes or ordinances recognize the need of the drivers to have a comfortable sleeping environment and include exceptions for those circumstances. California no longer has such an exception. We have taken steps to address this issue in California, which include driver training, better scheduling and the installation and use of auxiliary power units ("APUs").

     California has also enacted restrictions on transport refrigeration unit ("TRU") emissions that require companies to operate compliant TRUs in California. The California regulations apply not only to California intrastate carriers, but also to carriers outside of California who wish to enter the state with TRUs. On January 9, 2009, the EPA enabled California to phase in its Low-Emission TRU In-Use Performance Sandards over several years. We have complied with the first compliance deadline of December 31, 2009 that applied to model year 2002 and older TRU engines. Enforcement of California's in-use performance standards for these model year TRU engines began in January 2010. California also required the registration of all California-based TRUs by July 31, 2009. For compliance purposes, we completed the California TRU registration process and are currently evaluating our options for meeting these requirements over the next several years as the regulations gradually become effective.

     California has also adopted new regulations to improve the fuel efficiency of heavy-duty tractors that pull 53-foot or longer box-type trailers within its state. The tractors and trailers subject to these regulations must use U.S. EPA SmartWay certified tractors and trailers, or retrofit their existing fleet with SmartWay verified technologies that have been demonstrated to meet or exceed fuel savings percentages specified in the regulations. Examples of these technologies include tractor and trailer aerodynamics packages (such as tractor fairings and trailer skirts) and the use of low-rolling resistance tires on both tractors and trailers. Enforcement of these regulations for 2011 model year equipment began in January 2010 and will be phased in over several years for older equipment. We are currently evaluating our options for meeting these requirements.

     Various provisions of the North American Free Trade Agreement ("NAFTA") may alter the competitive environment for shipping into and out of Mexico. We believe we are sufficiently prepared to respond to the potential changes in cross-border trucking if U.S. regulations on international trade and truck transport became less restrictive with respect to the border shared by the United States and Mexico. We conduct a substantial amount of business in international freight shipments to and from the United States and Mexico (see Note 8 in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) and continue preparing for various scenarios that may result. We believe we are one of the five largest truckload carriers in terms of freight volume shipped to and from the United States and Mexico.

Competition

     The trucking industry is highly competitive and includes thousands of trucking companies. Annual domestic trucking revenue is estimated to be approximately $650 billion per year. We have a small share (estimated at approximately 1%) of the markets we target. Our Truckload segment competes primarily with other truckload carriers. Logistics companies, intermodal companies, railroads, less-than-truckload carriers and private carriers also provide competition for both our Truckload and VAS segments.

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

     The significant industry-wide accelerated purchase of new trucks in advance of the January 2007 EPA emissions standards for newly manufactured trucks contributed to excess truck capacity. The weakness in the construction and automotive sectors in 2009 (each of which is not principally served by us) caused carriers dependent on these freight markets to aggressively compete in other freight markets that we serve. The recessionary economy which began in the latter half of 2008 resulted in fewer industry freight shipments and reduced freight demand. We believe these factors, combined with the excess truck capacity and a high level of customer bid activity in the first half of 2009, led to increased price competition and pressure on freight rates. During the same period in which truckload freight rates have been depressed, inflationary and operational cost pressures have challenged truckload carriers, particularly highly leveraged private carriers. We believe that if recent weaker economic conditions and tight financing market conditions continue, additional trucking company failures may become more likely, which could also help to balance the supply of trucks relative to demand over time.

Internet Website

     We maintain an Internet website where you can find additional information regarding our business and operations. The website address is www.werner.com. On the website, we make certain investor information available free of charge, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, stock ownership reports filed under
Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. This information is included on our website as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission ("SEC"). We also provide our corporate governance materials, such as Board committee charters and our Code of Corporate Conduct, on our website free of charge, and we may occasionally update these materials when necessary to comply with SEC and NASDAQ rules or to promote the effective and efficient governance of our company. Information provided on our website is not incorporated by reference into this Form 10-K.

ITEM 1A.  RISK FACTORS

     The following risks and uncertainties may cause our actual results, business, financial condition and cash flows to materially differ from those anticipated in the forward-looking statements included in this Form 10-K. Caution should be taken not to place undue reliance on forward-looking statements made herein because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to revise or update any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events. Also refer to the Cautionary Note Regarding Forward-Looking Statements in Item 7 of Part II of this Form 10-K.

Our business is subject to overall economic conditions that could have a material adverse effect on our results of operations.
     We are sensitive to changes in overall economic conditions that impact customer shipping volumes and industry freight demand. We believe factors that may have contributed to lower customer shipping volumes and flat-to-lower freight rates in 2008 and 2009 included (i) inventory tightening and reductions by retailers and other customers, (ii) excess truck capacity and
(iii) weakness in the retail, construction and manufacturing sectors. In 2009, the overall U.S. economy remained weak for much of the year; however, our freight volumes began to improve in third quarter 2009. Inventory destocking that occurred earlier in 2009 slowed in the latter half of the year, which we believe stabilized inventory levels. When shipping volumes decline, freight pricing generally becomes more competitive as carriers compete for loads to maintain truck productivity. We may be negatively affected by future economic conditions including employment levels, business conditions, fuel and energy costs, interest rates and tax rates.

Increases in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability.
     Average diesel fuel prices in 2009 were $1.29 per gallon lower than in 2008. Prices declined in first quarter 2009, climbed rapidly in the latter part of second quarter 2009, and then remained flat to up slightly for the rest of 2009. When fuel prices rise rapidly, a negative earnings lag occurs because the cost of fuel rises immediately and the market indexes used to determine fuel surcharges increase at a slower pace. In a period of declining fuel prices, we generally experience a temporary favorable earnings effect because fuel costs decline at a faster pace than the market indexes used to determine fuel surcharge collections. Although we experienced both trends in 2009 and in 2008, the negative effects in the first half of 2008 and the favorable effects in the second half of 2008 were more dramatic than in 2009. Fuel shortages, increases in fuel prices and petroleum product rationing can have a material adverse impact on our operations and profitability. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted.

Difficulty in recruiting and retaining qualified drivers, student drivers and owner-operators could impact our results of operations and limit growth opportunities.
     At times, the trucking industry has experienced driver shortages. Driver availability may be affected by changing workforce demographics and alternative employment opportunities in the economy. However, recent weakness in the construction and automotive industries, other trucking company failures and fleet reductions and the higher national unemployment rate continue to positively affect our driver availability and selectivity. Consequently, the driver recruiting and retention market has improved from a year ago. In addition, we believe our high average miles per truck and financial strength are attractive to drivers when compared to other carriers. We anticipate that availability of drivers will remain good until economic conditions improve. When economic conditions improve, competition for drivers will likely increase, and we cannot predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

     We, along with others in the trucking industry, continue to experience owner-operator recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of owner-operators and tightened equipment financing standards, have made it difficult to recruit and retain owner-operators. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any decrease in the number of owner-operators. If a shortage of owner-operators occurs, increases in per mile settlement rates (for owner-operators) and driver pay rates (for company drivers) may become necessary to attract and retain a sufficient number of drivers. This could negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.

We operate in a highly competitive industry, which may limit growth opportunities and reduce profitability.
     The trucking industry is highly competitive and includes thousands of trucking companies. We estimate the ten largest truckload carriers have about 9% of the approximate $160 billion U.S. market we target. This competition could limit our growth opportunities and reduce our profitability. We compete primarily with other truckload carriers in our Truckload segment. Logistics companies, intermodal companies, railroads, less-than-truckload carriers and private carriers also provide a lesser degree of competition in our Truckload segment, but such carriers are more direct competitors in our VAS segment. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone.

We operate in a highly regulated industry. Changes in existing regulations or violations of existing or future regulations could adversely affect our operations and profitability.
     We are regulated by the DOT in the United States and similar governmental transportation agencies in foreign countries in which we operate. We are also regulated by agencies in certain U.S. states. These regulatory agencies have the authority to govern transportation-related activities, such as safety, financial reporting, authorization to conduct motor carrier operations and other matters. The Regulation section beginning on page 6 of this Form 10-K describes several proposed and pending regulations that may have a significant effect on our operations. The subsidiaries of WGL have business licenses to operate as a U.S. NVOCC, U.S. Customs Broker, Class A Freight Forwarder in China, licensed China NVOCC, TSA-approved Indirect Air Carrier and IATA Accredited Cargo Agent. The loss of any of these business licenses could adversely impact the operations of WGL.

The  seasonal  pattern  generally  experienced  in  the  trucking industry may affect our periodic results during traditionally slower shipping periods and winter months.
     In the trucking industry, revenues generally follow a seasonal pattern. Peak freight demand has historically occurred in the months of September, October and November; however, we did not experience this seasonal increase in demand during 2007 and 2008. We experienced some seasonal improvement in freight volumes as third quarter 2009 progressed, and freight volumes continued to strengthen in fourth quarter 2009. After the December holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. Our operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter weather conditions. We attempt to minimize the impact of seasonality through our marketing program by seeking additional freight from certain customers during traditionally slower shipping periods. Revenue can also be affected by bad weather, holidays and the number of business days during a quarterly period because revenue is directly related to the available working days of shippers.

We depend on key customers, the loss or financial failure of which may have a material adverse effect on our operations and profitability.
     A significant portion of our revenue is generated from key customers. During 2009, our largest 5, 10 and 25 customers accounted for 26%, 41% and 61% of revenues, respectively. No single customer generated more than 10% of our revenues in 2009, and our largest customer accounted for 7% of our revenues in 2009. We do not have long-term contractual relationships with many of our key non-dedicated customers. Our contractual relationships with our Dedicated customers are typically one to three years in length and may be terminated upon 90 days' notice following the expiration of the contract's first year. We cannot provide any assurance that key customer relationships will continue at the same levels. If a significant customer reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers' financial condition for granting credit, monitor changes in customers' financial conditions on an ongoing basis, review individual past-due balances and collection concerns and maintain credit insurance for some customer accounts. However, a key customer's financial failure may negatively affect our results of operations.

We depend on the services of third-party capacity providers, the availability of which could affect our profitability and limit growth in our VAS segment.
     Our VAS segment is highly dependent on the services of third-party capacity providers, such as other truckload carriers, less-than-truckload carriers, railroads, ocean carriers and airlines. Many of those providers face the same economic challenges as us and therefore are actively and competitively soliciting business. The 2009 VAS gross margin percentage increased compared to 2008 due to overall lower fuel prices and a lower cost of third-party capacity, which we believe can be partially attributed to the weaker economy and excess truck capacity. If we are unable to secure the services of these third-party capacity providers at reasonable rates, our results of operations could be adversely affected.

Our earnings could be reduced by increases in the number of insurance claims, cost per claim, costs of insurance premiums or availability of insurance coverage.
     We are self-insured for a significant portion of liability resulting from bodily injury, property damage, cargo and employee workers' compensation and health benefit claims. This is supplemented by premium-based insurance with licensed insurance companies above our self-insurance level for each type of coverage. To the extent we experience a significant increase in the number of claims, cost per claim or insurance premium costs for coverage in excess of our retention amounts, our operating results would be negatively affected. A portion of our insurance coverage for the current and prior policy years is provided by insurance companies that are subsidiaries of American International Group, Inc. ("AIG"). These AIG insurance subsidiaries are regulated by various state insurance departments. We do not currently believe that financial issues affecting AIG will impact our current or prior insurance coverage or our ability to obtain coverage in the future.

Decreased demand for our used revenue equipment could result in lower unit sales, resale values and gains on sales of assets.
     We are sensitive to changes in used equipment prices and demand, especially with respect to tractors. We have been in the business of selling our company-owned trucks since 1992, when we formed our wholly-owned subsidiary Fleet Truck Sales. During the first six months of 2009, we closed eight Fleet Truck Sales offices with low volume sales and continue to operate in eight locations across the continental United States. We believe carrier failures and company fleet reductions have increased the supply of used equipment for sale, while buyer demand for used trucks and trailers remained weak due to the soft freight market, recessionary economy and a shortage of available financing. Gains on sales of assets are reflected as a reduction of other operating expenses in our income statement and are reported net of sales-related expenses. Gains on sales of assets decreased to $3.2 million in 2009 from $9.9 million in 2008 and $22.9 million in 2007. If these used equipment market and demand conditions continue or deteriorate further, our gains on sales of assets could be further negatively affected.

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

Difficulty in obtaining goods and services from our vendors and suppliers could adversely affect our business.
     We are dependent on our vendors and suppliers. We believe we have good vendor relationships and that we are generally able to obtain attractive pricing and other terms from vendors and suppliers. If we fail to maintain satisfactory relationships with our vendors and suppliers or if our vendors and suppliers experience significant financial problems, we could experience difficulty in obtaining needed goods and services because of production interruptions or other reasons. Consequently, our business could be adversely affected. One of our large fuel vendors declared bankruptcy in December 2008 and is continuing to operate its fuel stop locations post-bankruptcy, pending its proposed sale to another large fuel vendor from which we also purchase fuel. If this vendor were to reduce or eliminate truck stop locations in the future, we currently believe we have the ability to obtain fuel from other vendors at a comparable price.

We use our information systems extensively for day-to-day operations, and service disruptions could have an adverse impact on our operations.
     The efficient operation of our business is highly dependent on our information systems. Much of our software was developed internally or by adapting purchased software applications to suit our needs. We purchased redundant computer hardware systems and have our own off-site disaster recovery facility approximately ten miles from our headquarters for use in the event of a disaster. We took these steps to reduce the risk of disruption to our business operation if a disaster occurred. We believe any such disruption would be minimal or moderate; however, we cannot predict the degree to which any disaster would affect our information systems or disaster recovery facility.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     We  have  not received  any written comments from SEC  staff regarding  our periodic or current reports that were  issued  180 days or more preceding the end of our 2009 fiscal year and that remain unresolved.

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

     We also have several terminals throughout the United States, consisting of office and/or maintenance facilities. Our terminal locations are described below:


Location                  Owned or Leased   Description                           Segment
-----------------------   ---------------   -----------------------------------   -------------------------
Omaha, Nebraska           Owned             Corporate headquarters, maintenance   Truckload, VAS, Corporate
Omaha, Nebraska           Owned             Disaster recovery, warehouse          Corporate
Phoenix, Arizona          Owned             Office, maintenance                   Truckload
Fontana, California       Owned             Office, maintenance                   Truckload
Denver, Colorado          Owned             Office, maintenance                   Truckload
Atlanta, Georgia          Owned             Office, maintenance                   Truckload, VAS
Indianapolis, Indiana     Leased            Office, maintenance                   Truckload
Springfield, Ohio         Owned             Office, maintenance                   Truckload
Allentown, Pennsylvania   Leased            Office, maintenance                   Truckload
Dallas, Texas             Owned             Office, maintenance                   Truckload, VAS
Laredo, Texas             Owned             Office, maintenance, transloading     Truckload, VAS
Lakeland, Florida         Leased            Office                                Truckload
El Paso, Texas            Owned             Office, maintenance                   Truckload
Ardmore, Oklahoma         Leased            Maintenance                           Truckload, VAS
Indianola, Mississipp     Leased            Maintenance                           Truckload, VAS
Scottsville, Kentucky     Leased            Maintenance                           Truckload, VAS
Fulton, Missouri          Leased            Maintenance                           Truckload, VAS
Tomah, Wisconsin          Leased            Maintenance                           Truckload
Newbern, Tennessee        Leased            Maintenance                           Truckload
Chicago, Illinois         Leased            Maintenance                           Truckload
Alachua, Florida          Leased            Maintenance                           Truckload, VAS
South Boston, Virginia    Leased            Maintenance                           Truckload, VAS
Garrett, Indiana          Leased            Maintenance                           Truckload


     We currently lease (i) approximately 70 small sales offices, Brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico, Canada, China and Australia. We own (i) a 96-room motel located near our Omaha headquarters; (ii) a 71-room private driver lodging facility at our Dallas terminal; (iii) four low-income housing apartment complexes in the Omaha area; (iv) a warehouse facility in Omaha; and (v) a terminal facility in Queretaro, Mexico, which we lease to a related party (see Note 7 in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). We also have 50% ownership in a 125,000 square-foot warehouse located near our headquarters in Omaha. The Fleet Truck Sales network currently has eight locations, of which seven are located in our terminals listed above and one is leased.

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

     We were responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving bodily injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, we increased our self-insured retention ("SIR") and deductible amount to $2.0 million per occurrence. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. The following table reflects the SIR/deductible levels and aggregate amounts of liability for bodily injury and property damage claims since August 1, 2006:


                                                    Primary Coverage
       Coverage Period           Primary Coverage    SIR/Deductible
------------------------------   ----------------   ----------------
August 1, 2006 - July 31, 2007     $5.0 million     $2.0 million (1)
August 1, 2007 - July 31, 2008     $5.0 million     $2.0 million (2)
August 1, 2008 - July 31, 2009     $5.0 million     $2.0 million (3)
August 1, 2009 - July 31, 2010     $5.0 million     $2.0 million (2)


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
to $10.0 million layer.

     We  are  responsible  for workers' compensation up  to  $1.0 million per claim. We also maintain a $26.7 million bond and have insurance for individual claims above $1.0 million.

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

     During the fourth quarter of 2009, no matters were submitted to a vote of stockholders.

                             PART II

ITEM 5.   MARKET   FOR   REGISTRANT'S  COMMON   EQUITY,   RELATED
          STOCKHOLDER  MATTERS  AND ISSUER  PURCHASES  OF  EQUITY
          SECURITIES

Price Range of Common Stock

     Our common stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol "WERN". The following table sets forth, for the quarters indicated from January 1, 2008 through December 31, 2009, (i) the high and low trade prices per share of our common stock quoted on the NASDAQ Global Select MarketSM and (ii) our dividends declared per common share.


                                                Dividends
                                              Declared Per
                            High      Low     Common Share
                          -------   -------   ------------
         2009
         Quarter ended:
           March 31       $ 18.12   $ 12.59      $ .050
           June 30          20.05     14.66        .050
           September 30     19.64     17.14        .050
           December 31      21.40     17.89       1.300



                                                Dividends
                                              Declared Per
                            High      Low     Common Share
                          -------   -------   ------------
         2008
         Quarter ended:
           March 31       $ 20.51   $ 15.26      $ .050
           June 30          21.12     17.54        .050
           September 30     28.78     17.72        .050
           December 31      22.34     14.92       2.150


     As of February 16, 2010, our common stock was held by 182 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low trade prices per share of our common stock in the NASDAQ Global Select MarketSM as of February 16, 2010 were $19.96 and $19.74, respectively.

Dividend Policy

     We have paid cash dividends on our common stock following each fiscal quarter since the first payment in July 1987. We also paid special cash dividends in December 2008 and December 2009. On December 5, 2008, we paid a special cash dividend of $2.10 per common share payable to stockholders of record at the close of business on November 21, 2008, which totaled approximately $150.3 million. On December 8, 2009, we paid a special cash dividend of $1.25 per common share payable to stockholders of record at the close of business on November 23, 2009. As a result of the 2009 special dividend, a total of approximately $89.9 million was paid on our 71.9 million common shares outstanding. We currently intend to continue paying a regular quarterly dividend. We do not currently anticipate any restrictions on our future ability to pay such dividends. However, we cannot give any assurance that dividends will be paid in the future or the amount of any such quarterly or special dividends because they are dependent on our earnings, financial condition and other factors.

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

               [PERFORMANCE GRAPH APPEARS HERE]


                                      12/31/04   12/31/05   12/31/06   12/31/07   12/31/08   12/31/09
                                      --------   --------   --------   --------   --------   --------
Werner Enterprises, Inc. (WERN)        $  100     $   88     $   79     $   77     $   90     $  111
Standard & Poor's 500                  $  100     $  105     $  121     $  128     $   81     $  102
NASDAQ Trucking Group (SIC Code 42)    $  100     $   93     $   91     $   88     $   72     $   79


     Assuming the investment of $100 on December 31, 2004 and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor's 500 Market Index and an index of other companies included in the trucking industry (NASDAQ Trucking Group - Standard Industrial Classification Code 42) over the same period. Our stock price was $19.80 as of December 31, 2009. This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2009.

Purchases  of  Equity  Securities by the  Issuer  and  Affiliated
Purchasers

Issuer Purchases of Equity Securities
-------------------------------------

     On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the "Company") is authorized to repurchase. Under this October 2007 authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of December 31, 2009, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     No shares of common stock were repurchased during the fourth quarter of 2009 by the Company.

Other Purchases of Equity Securities
------------------------------------

     The following table summarizes the common stock purchases during the fourth quarter of 2009 made by the Company's Chairman, Clarence L. Werner, who is an "affiliated purchaser", as defined by Rule 10b-18 of the Exchange Act. These shares were purchased by Mr. Werner for his personal account and were not made pursuant to the Company's repurchase authorization.


                                                                                              Maximum Number
                                                                                             (or Approximate
                                                                     Total Number of         Dollar Value) of
                                                                    Shares (or Units)     Shares (or Units) that
                        Total Number of                            Purchased as Part of         May Yet Be
                             Shares          Average Price Paid     Publicly Announced      Purchased Under the
       Period         (or Units) Purchased   per Share (or Unit)    Plans or Programs        Plans or Programs
                      ------------------------------------------------------------------------------------------
October 1-31, 2009             -                      -                    N/A                      N/A
November 1-30, 2009         420,100                $19.59                  N/A                      N/A
December 1-31, 2009            -                      -                    N/A                      N/A
                      --------------------
Total                       420,100                $19.59                  N/A                      N/A


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.


(In thousands, except per share amounts)
                                                2009          2008          2007          2006          2005
                                             -----------   -----------   -----------   -----------   -----------
Operating revenues                           $ 1,666,470   $ 2,165,599   $ 2,071,187   $ 2,080,555   $ 1,971,847
Net income                                        56,584        67,580        75,357        98,643        98,534
Diluted earnings per share                           .79           .94          1.02          1.25          1.22
Cash dividends declared per share                  1.450         2.300          .195          .175          .155
Return on average stockholders' equity (1)           7.5%          8.1%          8.8%         11.3%         12.1%
Return on average total assets (2)                   4.5%          5.0%          5.4%          7.1%          7.6%
Operating ratio (consolidated) (3)                  94.2%         94.8%         93.4%         92.1%         91.7%
Book value per share (4)                            9.80         10.42         11.83         11.55         10.86
Total assets                                   1,173,009     1,275,318     1,321,408     1,478,173     1,385,762
Total debt                                             -        30,000             -       100,000        60,000
Stockholders' equity                             704,650       745,530       832,788       870,351       862,451


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

Cautionary Note Regarding Forward-Looking Statements:

     This annual report on Form 10-K contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in this Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as "anticipate," "believe,"
"estimate," "expect," "intend," "plan," "project" and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors). Readers should not unduly rely on the forward-looking statements included in this Form 10-K because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

     Operating revenues reported in our operating statistics table under "Results of Operations" are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the six operating fleets in the Truckload segment (Dedicated, Regional, Van, Expedited, Temperature-Controlled and

Flatbed). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and International), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In 2009, trucking (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 86% of total operating revenues, and non-trucking and other operating revenues accounted for 14% of total operating revenues.

     Trucking revenues, net of fuel surcharge, are typically generated on a per-mile basis and also include revenues such as stop charges, loading/unloading charges and equipment detention charges. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately in the operating statistics table and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average revenues per mile (total and loaded), (iii) average annual miles per tractor, (iv) average percentage of empty miles (miles without trailer cargo), (v) average trip length (in loaded miles) and (vi) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our Truckload segment also generates a small amount of revenues categorized as non-trucking revenues, related to shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.

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

     The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to owner-operators (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles generated. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for 2009 to 2008, several industry-wide issues could cause costs to increase in 2010. These issues include a soft freight market, changing fuel prices, higher new truck and trailer purchase prices and a weak used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

     We provide non-trucking services primarily through the four operating units within our VAS segment. Unlike our Truckload segment, the VAS segment is not asset-intensive and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense item related to the VAS segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses include salaries, wages and benefits and computer hardware and software depreciation. We evaluate VAS's financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage.

Results of Operations:

     The  following   table  sets  forth  certain  industry  data
regarding our freight revenues and operations for the periods indicated.


                                   2009          2008          2007          2006          2005
                                -----------   -----------   -----------   -----------   -----------
Trucking revenues, net of
  fuel surcharge (1)            $ 1,256,355   $ 1,430,560   $ 1,483,164   $ 1,502,827   $ 1,493,826
Trucking fuel surcharge
  revenues (1)                      176,744       442,614       301,789       286,843       235,690
Non-trucking revenues,
  including VAS (1)                 222,159       273,896       268,388       277,181       230,863
Other operating revenues (1)         11,212        18,529        17,846        13,704        11,468
                                -----------   -----------   -----------   -----------   -----------
  Operating revenues (1)        $ 1,666,470   $ 2,165,599   $ 2,071,187   $ 2,080,555   $ 1,971,847
                                ===========   ===========   ===========   ===========   ===========

Operating ratio
  (consolidated) (2)                   94.2%         94.8%         93.4%         92.1%         91.7%
Average revenues per tractor
  per week (3)                  $     3,300   $     3,427   $     3,341   $     3,300   $     3,286
Average annual miles per
  tractor                           119,226       121,974       118,656       117,072       120,912
Average annual trips per
  tractor                               225           197           184           175           187
Average trip length in
  miles (loaded)                        463           538           558           581           568
Total miles (loaded and
  empty) (1)                        872,856       979,211     1,012,964     1,025,129     1,057,062
Average revenues per total
  mile (3)                      $     1.439   $     1.461   $     1.464   $     1.466   $     1.413
Average revenues per loaded
  mile (3)                      $     1.645   $     1.686   $     1.692   $     1.686   $     1.609
Average percentage of empty
  miles (4)                            12.5%         13.3%         13.5%         13.1%         12.2%
Average tractors in service           7,321         8,028         8,537         8,757         8,742
Total tractors (at year end):
   Company                            6,575         7,000         7,470         8,180         7,920
   Owner-operator                       675           700           780           820           830
                                -----------   -----------   -----------   -----------   -----------
      Total tractors                  7,250         7,700         8,250         9,000         8,750
                                ===========   ===========   ===========   ===========   ===========

Total trailers (Truckload and
  Intermodal, at year end)           23,880        24,940        24,855        25,200        25,210
                                ===========   ===========   ===========   ===========   ===========


(1) Amounts in thousands.
(2) Operating  expenses  expressed as a percentage  of  operating
revenues.   Operating ratio is a common measure in  the  trucking
industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.
(4) "Empty" refers to miles without trailer cargo.

     The  following  table  sets forth  the  revenues,  operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $4.2 million in 2009, $8.6 million in 2008 and $10.0 million in 2007, as described on page 19.


                                                             2009                2008                2007
                                                       -----------------   -----------------   -----------------
Truckload Transportation Services (amounts in 000's)        $        %          $        %          $        %
----------------------------------------------------   -----------------   -----------------   -----------------
Revenues                                               $1,437,527  100.0   $1,881,803  100.0   $1,795,227  100.0
Operating expenses                                      1,353,003   94.1    1,786,789   95.0    1,673,619   93.2
                                                       ----------          ----------          ----------
Operating income                                       $   84,524    5.9   $   95,014    5.0   $  121,608    6.8
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


                                                             2009                2008                2007
                                                       -----------------   -----------------   -----------------
Truckload Transportation Services (amounts in 000's)        $        %          $        %          $        %
----------------------------------------------------   -----------------   -----------------   -----------------
Revenues                                               $1,437,527          $1,881,803          $1,795,227
Less: trucking fuel surcharge revenues                    176,744             442,614             301,789
                                                       ----------          ----------          ----------
Revenues, net of fuel surcharges                        1,260,783  100.0    1,439,189  100.0    1,493,438  100.0
                                                       ----------          ----------          ----------
Operating expenses                                      1,353,003           1,786,789           1,673,619
Less: trucking fuel surcharge revenues                    176,744             442,614             301,789
                                                       ----------          ----------          ----------
Operating expenses, net of fuel surcharges              1,176,259   93.3    1,344,175   93.4    1,371,830   91.9
                                                       ----------          ----------          ----------
Operating income                                       $   84,524    6.7   $   95,014    6.6   $  121,608    8.1
                                                       ==========          ==========          ==========


     The  following  table  sets  forth the  VAS  segment's  non-
trucking revenues, rent and purchased transportation expense, gross margin, other operating expenses and operating income. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party transportation costs), insurance, communications and utilities and other operating expense categories.


                                                             2009                2008                2007
                                                       -----------------   -----------------   -----------------
Value Added Services (amounts in 000's)                     $        %          $        %          $        %
---------------------------------------                -----------------   -----------------   -----------------
Revenues                                               $  217,942  100.0   $  265,262  100.0   $  258,433  100.0
Rent and purchased transportation expense                 181,215   83.1      225,498   85.0      224,667   86.9
                                                       ----------          ----------          ----------
Gross margin                                               36,727   16.9       39,764   15.0       33,766   13.1
Other operating expenses                                   24,377   11.2       25,194    9.5       21,348    8.3
                                                       ----------          ----------          ----------
Operating income                                       $   12,350    5.7   $   14,570    5.5   $   12,418    4.8
                                                       ==========          ==========          ==========


2009 Compared to 2008
---------------------

Operating Revenues

     Operating revenues decreased 23% in 2009 compared to 2008. Trucking revenues, excluding fuel surcharges, decreased 12% due primarily to an 8.8% decrease in the average number of tractors in service (as discussed further below), a 2.3% decrease in average annual miles per tractor and a 1.5% decrease in average revenues per total mile.

     The truckload freight market, as measured by our overall pre-booked percentage of loads to trucks ("pre-books") in our one-way truckload business, continued to be challenging throughout much of 2009. Weekly pre-books were lower than the corresponding 2008 percentage in all but a few weeks during the first nine months of 2009. Pre-books improved in mid-September and continued to improve through the end of the year, and pre-books for such period were also higher than the prior year. In comparison, pre-books declined during fourth quarter 2008. Freight volumes showed some seasonal improvement as third quarter 2009 progressed and continued to improve in fourth quarter 2009. A portion of the improved pre-booked percentage is due to fewer trucks, and a portion is due to more loads.

     The average number of tractors in service decreased to 7,321 in 2009 from 8,028 in 2008. Freight demand softness caused by the weak economy and excess truck capacity made for a challenging freight market during much of 2008 and 2009. As a result, to better match the volume of freight with the number of trucks and improve profitability, we reduced the size of our Van fleet during 2008 and 2009 to approximately 600 trucks at the end of 2009. This decrease in the Van fleet was partially offset by an increase in the Regional fleet. Our Van fleet has the most exposure to the spot freight market and faced the most operational and competitive challenges in these difficult market conditions.

     The softer freight market during 2009, combined with excess truck capacity in the market and a high level of customer bid activity in the first half of 2009, caused continued pressure on freight rates. These factors resulted in a 2.4% decrease in revenue per loaded mile, excluding fuel surcharge, from $1.686 in 2008 to $1.645 in 2009. Revenue per total mile decreased only 1.5%, as our average percentage of empty miles improved. Much of our pricing on committed business is available for review with customers in the first half of 2010. We are planning for a better relative freight pricing market and more freight opportunities in 2010 compared to what transpired in the first half of 2009.

     The average percentage of empty miles improved by 80 percentage points from 13.3% in 2008 to 12.5% in 2009. On a per-trip basis, empty miles declined 20% from 83 miles per trip in 2008 to 66 miles per trip in 2009. For freight management and statistical reporting purposes, we classify a mile without cargo in the trailer as an "empty mile" or "deadhead mile"; thus, empty miles include those empty miles generated by our Dedicated fleets, most of which are billable to our Dedicated customers.

     The freight market in first quarter 2009 was the weakest we had experienced in the last 20 years. Following the weak fourth quarter 2008 holiday season, high retail inventory levels in first quarter 2009 resulted in aggressive inventory destocking. The recessionary economy combined with these inventory corrections caused first quarter 2009 shipping volumes to be very low. Thus far in first quarter 2010, pre-books in our one-way truckload fleet are better than in first quarter 2009 primarily because of (i) improved freight volumes, (ii) having 8% fewer trucks and (iii) a lack of inventory destocking in first quarter 2010. Our pre-books in 2010 are more typical for January and February, after considering our smaller truck fleet and improved shipment volumes. We are currently optimistic that we will experience gradual improvement in the freight market during 2010. The colder weather conditions and significant winter storms that occurred in January and February 2010 will have a negative effect on our first quarter 2010 miles per truck, maintenance costs and fuel mpg. In addition, the higher fuel prices discussed on page 25 will have a negative impact on earnings.

     Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues decreased to $176.7 million in 2009 from $442.6 million in 2008 in response to lower average fuel prices in 2009. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to
(i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. Our fuel surcharge standard is a one (1.0) cent per mile rate increase for every five (5.0) cent per gallon increase in the DOE weekly retail on-highway diesel prices. This standard is used for many fuel surcharge programs. Some customers also have their own fuel surcharge standard program for carriers. These programs enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty miles (which are not billable to customers), out-of-route miles and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. In a rapidly rising fuel price market, there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel.

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

     VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues decreased 18% to $217.9 million in 2009 from $265.3 million in 2008 due to (i) a 16% reduction in the average revenue per shipment due to lower fuel prices and customer rates and (ii) shifting 32% more shipments not committed to third-party capacity providers to our Truckload segment to help cushion the impact of a soft freight market. These decreases were partially offset by a 5% increase in the number of VAS freight shipments. VAS gross margin dollars decreased 8% to $36.7 million in 2009 from $39.8 million in 2008 on the lower revenue because of the reasons noted above. However, the VAS gross margin percentage improved from 15.0% in 2008 to 16.9% in 2009 due to a decline in fuel prices and a lower cost of third-party capacity. The following table shows the changes that are described above in shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:


                                                                                %
                                            2009       2008     Difference   Change
                                          -------    -------    ----------   ------
       Total VAS shipments                243,286    231,754        11,532        5%
       Less: Non-committed shipments to
          Truckload segment               (93,825)   (71,299)      (22,526)      32%
                                          -------    -------    ----------
       Net VAS shipments                  149,461    160,455       (10,994)      (7%)
                                          =======    =======    ==========

       Average revenue per shipment        $1,321     $1,576         ($255)     (16%)
                                          =======    =======    ==========


     Brokerage revenues decreased 20% in 2009 compared to 2008 because of the factors described in the paragraph above; however, the Brokerage gross margin percentage improved by 70 basis points due to a decline in fuel prices and a lower cost of third-party capacity. Freight Management revenues declined 36% due to reduced shipments with existing customers resulting from a decline in certain customers' overall shipment levels. Intermodal revenues decreased 24%, and its gross margin percentage decreased by 320 basis points because of a weak and competitive intermodal pricing market in 2009. International revenues grew 42%, and it also achieved gross margin and operating income improvement, resulting from increased shipment volumes.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.2% in 2009 compared to 94.8% in 2008. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 20 and 21 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from year to year.


                                                         Increase
                                                        (Decrease)
                                         2009    2008    per Mile
                                      ------------------------------
     Salaries, wages and benefits       $.573   $.574    $(.001)
     Fuel                                .283    .518     (.235)
     Supplies and maintenance            .153    .158     (.005)
     Taxes and licenses                  .110    .112     (.002)
     Insurance and claims                .095    .106     (.011)
     Depreciation                        .175    .166      .009
     Rent and purchased transportation   .142    .175     (.033)
     Communications and utilities        .017    .020     (.003)
     Other                               .002   (.004)     .006


     Owner-operator costs are included in rent and purchased transportation expense. Owner-operator miles as a percentage of total miles were 11.6% in 2009 compared to 11.9% in 2008. Owner-operators are independent contractors who supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). This slight decrease in owner-operator miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 0.3 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.1 cent; (ii) fuel,
0.1 cent; and (iii) depreciation, 0.1 cent.

     Beginning in the latter months of 2008, we took steps to manage and reduce a variety of controllable costs and adapt to a smaller fleet. We continued by implementing numerous cost-saving programs throughout 2009. Examples of these cost-saving measures included improving our ratio of tractors to non-driver employees, reducing driver advertising, reducing driver lodging costs, restructuring discretionary driver pay programs, reducing truck sales location costs and decreasing the company-matching contribution percentage for our 401(k) plan.

     Salaries, wages and benefits in the Truckload segment decreased 0.1 cent per mile on a total mile basis in 2009 compared to 2008. This decrease is primarily attributed to lower driver and non-driver salaries, partially offset by higher group health insurance costs. Also offsetting these cost reductions was the effect of the 2.3% lower average miles per tractor (which has the effect of increasing costs of a fixed nature when evaluated on a per-mile basis) on the non-driver, student and fringe benefit components of this expense category, as well as the shift from rent and purchased transportation expense to salaries, wages and benefits because of the decrease in owner-operator miles as a percentage of total miles. Although we improved our tractor-to-non-driver ratio for the trucking operation by 13% during 2009, the benefit did not start to be realized until the second quarter of 2009. Driver salaries decreased as 2009 progressed and following changes to some discretionary driver pay programs, resulted in lower expense per mile in the last half of 2009. Higher group health insurance costs, resulting from an approximate 10% increase in average claims costs per participant, were partially offset by lower workers' compensation expense. Non-driver salaries, wages and benefits in the non-trucking VAS segment were essentially flat. Although VAS revenues were lower during 2009, the number of shipments handled by VAS in 2009 (including those transferred to the Truckload segment) was approximately 5% higher.

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

     Due to high unemployment levels, various states in which we operate have significantly raised their required unemployment tax contribution rates in 2010. As a result, we anticipate that our unemployment tax expense will increase by approximately $2.6 million in 2010 compared to 2009, with over half of the increase occurring in first quarter 2010 and the balance spread over the last three quarters of the year.

     The qualified and student driver recruiting and retention markets improved in 2009 compared to 2008. The weakness in the construction and automotive industries, other trucking company failures and fleet reductions and the higher national unemployment rate contributed to improved driver recruiting and retention. These factors resulted in limited employment options for drivers and consequently made more qualified and student drivers available in the workforce. We anticipate that availability of drivers will remain good until economic conditions improve. When economic conditions improve, competition for qualified drivers will likely increase, and we cannot predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

     Fuel decreased 23.5 cents per mile for the Truckload segment due primarily to lower average diesel fuel prices and fuel efficiency improvements. Average diesel fuel prices in 2009 were $1.29 per gallon lower than in 2008, a 42% decrease. Average monthly fuel prices in 2009 were lower than those in the comparable months of 2008 for the first ten months, only exceeding 2008 levels late in the year when 2008 prices rapidly declined.

     During 2009, we continued to improve fuel miles per gallon ("mpg") through several initiatives to improve fuel efficiency. We improved fuel mpg on a year-over-year basis for the eleventh consecutive quarter in fouth quarter 2009. These initiatives have been ongoing since March 2008 and include (i) reducing truck engine idle time, (ii) lowering non-billable miles, (iii) increasing the percentage of aerodynamic, more fuel efficient trucks in the company truck fleet and (iv) installing APUs in company trucks. Truck engine idle time percentages can be affected by seasonal weather patterns (such as warm summer months and cold winter months) that prompt drivers to idle the engine to provide air conditioning or heating for comfort during non-driving periods. Thus, engine idle time percentages for trucks without APUs may be higher (and fuel mpg may be lower as a result) during the summer and winter months as compared to temperate spring and fall months. APUs allow the driver to heat or cool the truck without idling the main engine and consume less diesel fuel than the engine. As of December 31, 2009, we had installed APUs in approximately 63% of the company-owned truck fleet, compared to about 50% as of December 31, 2008. As a result of these fuel saving initiatives, we improved our company truck average mpg by 3.8% in 2009 compared to 2008. This mpg improvement resulted in the purchase of 5.5 million fewer gallons of diesel fuel in 2009 than in 2008. This equates to a reduction of approximately 61,050 tons of carbon dioxide emissions. We intend to continue these and other environmentally conscious initiatives, including our active participation as an EPA SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

     We have historically been successful recouping a majority, but not all, of fuel cost increases through our fuel surcharge program. When fuel prices rise rapidly, a negative earnings lag occurs because the cost of fuel rises immediately and the market indexes used to determine fuel surcharges increase at a slower pace. As a result, during these rising fuel price periods, the negative impact of fuel on our financial results is more significant. This was the trend during the first two quarters of 2008. In a period of declining fuel prices, we generally experience a temporary favorable earnings effect because fuel costs decline at a faster pace than the market indexes used to determine fuel surcharge collections. This trend began during third quarter 2008 as fuel prices began to decrease and continued through most of first quarter 2009. This resulted in temporarily lower net fuel expense that helped to offset uncompensated fuel costs from truck idling, empty miles not billable to customers and out-of-route miles. Fuel prices rose over 30% during second quarter 2009 (most of the increase occurred during the second half of the quarter) and then remained flat to slightly higher for the remainder of 2009.

     For January and February of 2010, the average diesel fuel price per gallon was 65 cents higher than the average diesel fuel price per gallon in the same period of 2009 and 68 cents higher than the average for first quarter 2009. As described above, periods of rising fuel prices result in a negative effect on our financial results. In contrast, the lower fuel prices experienced in the first half of 2009, which followed the rapid fuel price decline in fourth quarter 2008, resulted in a temporary favorable impact on net fuel costs and earnings in first quarter 2009. As a result, these higher fuel prices in first quarter 2010 will have a negative impact on earnings compared to first quarter 2009.

     Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

     Supplies and maintenance for the Truckload segment decreased
0.5 cents per total mile in 2009 compared to 2008. Through our cost-savings programs and improved driver retention, we realized decreases in driver-related costs such as driver advertising and referral fees, motels and travel. These savings were partially offset by a slight increase in the average age of our company truck fleet from 2.5 years at December 31, 2008 to 2.6 years at December 31, 2009, which contributes to higher maintenance costs including maintenance that is not covered by warranty.

     Taxes and licenses for the Truckload segment decreased 0.2 cents per total mile in 2009 compared to 2008 due to a decrease in fuel taxes per mile resulting from the improvement in the company truck mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid. This decrease was partially offset by the effect of lower average miles per tractor on the fixed cost components (primarily equipment licensing fees) of this operating expense category.

     Insurance and claims for the Truckload segment decreased 1.1 cent per total mile in 2009 compared to 2008. For small liability claims, in 2009 we experienced net favorable development on claims that occurred in prior years compared to net unfavorable development in 2008, which was partially offset by slightly higher expense (on a per-mile) basis related to claims incurred in the current year period. For large liability claims, our expense for claims incurred in the current year period was essentially flat from 2008 to 2009, and the amount we recorded for net unfavorable development on prior year claims was lower in 2009 than in 2008. We renewed our liability insurance policies on August 1, 2009 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. The annual aggregate for claims in excess of $5.0 million and less than $10.0 million increased from $4.0 million to $5.0 million. We maintain liability coverage with insurance carriers substantially in excess of the $10.0 million per claim. See Item 3 (Legal Proceedings) for information on our bodily injury and property damage coverage levels since August 1, 2006. Our liability insurance premium dollars for the policy year that began August 1, 2009 are slightly lower than the previous policy year but increased about 9% on a per-mile basis.

     Depreciation expense for the Truckload segment increased 0.9 cents per total mile in 2009 compared to 2008. Nearly half of the increase resulted from the effect of the 2.3% lower average miles per tractor on this fixed cost. The remainder of the increase was due to depreciation of the APUs installed on more company trucks and a higher ratio of trailers to tractors resulting from the tractor fleet reductions. While we incur depreciation expense on the APUs, we also incur lower fuel expense because tractors with APUs consume much less fuel during periods of truck idling.

     Depreciation expense was historically affected by the engine emissions standards imposed by the EPA that became effective in October 2002 and applied to all new trucks purchased after that time, resulting in increased truck purchase costs. Depreciation expense is affected because in January 2007, a second set of more strict EPA engine emissions standards became effective for all newly manufactured truck engines. Compared to trucks with engines produced before 2007, the trucks with new engines manufactured under the 2007 standards had higher purchase prices. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. As of December 31, 2009, 58% of the engines in our fleet of company-owned trucks were manufactured by Caterpillar. In June 2008, Caterpillar announced it would not produce on-highway engines for use in the United States that would comply with new EPA engine emissions standards effective in January 2010 but Caterpillar would continue to sell on-highway engines internationally. Caterpillar also announced it is pursuing a strategic alliance with Navistar. Approximately one million trucks in the U.S. domestic market have Caterpillar heavy-duty engines, and Caterpillar has stated it will fully support these engines going forward.

     In January 2010, a final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after that date. It is expected that these trucks will have a higher purchase price than trucks manufactured to meet the 2007 EPA engine emission standards but may be more fuel efficient. In late 2009, we received a small number of engines that meet the 2010 standards and are testing them in 2010. We are currently evaluating the options available to us to adapt to the 2010 standards. We do not currently expect to purchase many new trucks with 2010 engines in 2010.

     Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to owner-operators in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 83.1% in 2009 compared to 85.0% in 2008.

     Rent and purchased transportation expense for the Truckload segment decreased 3.3 cents per total mile in 2009 due primarily to (i) decreased fuel prices that resulted in lower reimbursements to owner-operators for fuel during most of 2009 compared to 2008 and (ii) the shift from rent and purchased transportation expense to salaries, wages and benefits expense because of the decrease in owner-operator truck miles as a percentage of total miles. Fuel reimbursements to owner-operators amounted to $21.3 million in 2009 compared to $53.0 million in 2008. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and owner-operator trucks. Challenging operating conditions continue to make owner-operator recruitment and retention difficult for us. Such conditions include inflationary cost increases that are the responsibility of owner-operators and a shortage of financing for equipment. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any decrease in the number of owner-operators. If a shortage of owner-operators and company drivers occurs, increases in per mile settlement rates (for owner-operators) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.

     Other operating expenses for the Truckload segment increased
0.6 cents per mile in 2009. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets decreased to $3.2 million in 2009 from $9.9 million in 2008. Buyer demand for used trucks and trailers remained low due to the weak freight market and recessionary economy. During the first half of 2009, we closed eight lower volume Fleet Truck Sales offices and continue to operate in eight locations across the continental United States. We believe our wholly-owned subsidiary and used truck and trailer retail network, Fleet Truck Sales, is one of the larger Class 8 truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading trucks to original equipment manufacturers when purchasing new trucks.

Other Expense (Income)

     We recorded interest income of $1.8 million in 2009 compared to $4.0 million in 2008. Our average cash and cash equivalents balances were similar in both years, but the average interest rate earned on these funds was considerably lower in 2009 due to a decrease in market interest rates.

Income Taxes

     Our  effective income tax rate (income taxes expressed as  a percentage  of  income before income taxes) was  42.8%  for  2009
versus  42.3%  for  2008.   The higher income  tax  rate  can  be
attributed to higher state taxes.

2008 Compared to 2007
---------------------

Operating Revenues

     Operating revenues increased 4.6% in 2008 compared to 2007. Excluding fuel surcharge revenues, trucking revenues decreased 3.5% due primarily to a 6.0% decrease in the average number of tractors in service (as discussed further below), partially offset by a 2.8% increase in average annual miles per tractor.

     The truckload freight market, as measured by our overall pre-booked percentage of loads to trucks, was softer during most of 2008 compared to 2007. Freight demand was lower the first five months of 2008 compared to the first five months of 2007. In June 2008, freight volumes improved and exceeded those of June 2007 but were approximately the same in third quarter 2008 compared to third quarter 2007. During fourth quarter 2008, freight volumes declined and were significantly lower than fourth quarter 2007.

     The industry-wide accelerated purchase of new trucks in advance of the 2007 EPA engine emissions standards contributed to excess truck capacity that partially disrupted the supply and demand balance during early 2008. These excess trucks, along with a weakening economy, resulted in lower freight volumes during the first five months of 2008 compared to 2007. Fuel prices increased significantly beginning in late February 2008 and peaked in July 2008, contributing to an increase in trucking company failures. We believe these failures resulted in a more even balance of truck supply to freight demand, which caused pre-books in June 2008 to exceed those in June 2007 and pre-books during third quarter 2008 to be flat compared to third quarter 2007. A very weak retail environment combined with extremely soft construction and manufacturing markets resulted in fewer available shipments during fourth quarter 2008 compared to fourth quarter 2007. Fuel prices also decreased significantly during fourth quarter 2008, resulting in fewer trucking company failures during fourth quarter 2008.

     Freight demand softness caused by the weak economy and excess truck capacity made for a challenging freight market during much of 2008. We believe these factors increased price competition for freight in the spot market as carriers competed for loads to maintain truck productivity. As a result, to better match the volume of freight with the number of trucks and improve profitability, we reduced the size of our Van fleet by 750 trucks in 2008, including a reduction of 500 trucks during fourth quarter 2008. This decrease in the Van fleet was partially offset by an increase in trucks in the more profitable Regional and Expedited fleets, as total trucks decreased by 550 during 2008. As freight demand deteriorated during fourth quarter 2008 and into January 2009, we reduced the Van fleet by an additional 150 trucks in January 2009. From March 2007 to January 2009, we reduced the Van fleet from 3,000 trucks to about 1,350 trucks (a reduction of 1,650 trucks).

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

     Fuel surcharge revenues increased to $442.6 million in 2008 from $301.8 million in 2007 in response to higher average fuel prices in 2008.

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

Operating Expenses

     Our operating ratio was 94.8% in 2008 compared to 93.4% in 2007. Expense items that impacted the overall operating ratio are described on the following pages. As explained on page 21, the total company operating ratio for 2008 was 140 basis points higher than 2007 due to the significant increase in fuel expense and recording the related fuel surcharge revenues on a gross basis. The tables on pages 20 and 21 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated.


                                                           Increase
                                                          (Decrease)
                                         2008     2007     per Mile
                                      --------------------------------
     Salaries, wages and benefits       $.574    $.571       $.003
     Fuel                                .518     .401        .117
     Supplies and maintenance            .158     .150        .008
     Taxes and licenses                  .112     .115       (.003)
     Insurance and claims                .106     .092        .014
     Depreciation                        .166     .159        .007
     Rent and purchased transportation   .175     .160        .015
     Communications and utilities        .020     .020        .000
     Other                              (.004)   (.016)       .012


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

     Salaries,  wages  and  benefits  in  the  Truckload  segment increased 0.3 cents per mile on a total mile basis in 2008 compared to 2007. This increase is primarily attributed to higher student pay (average active trainer teams increased 13%), higher workers' compensation expense and, as discussed above, the shift from rent and purchased transportation to salaries, wages and benefits because of the decrease in owner-operator miles as a percentage of total miles. Within the Truckload segment, these cost increases were offset partially by lower non-driver pay for office and equipment maintenance personnel (due to efficiency and cost-control improvements) and lower group health insurance costs. Non-driver salaries, wages and benefits increased in the non-trucking VAS segment due to growth in the VAS segment.

     The qualified and student driver recruiting and retention markets improved in 2008 compared to 2007. The weakness in the construction and automotive industries, trucking company failures and fleet reductions and a rising national unemployment rate continued to positively affect our driver availability and selectivity. In addition, we believe our strong mileage utilization and financial strength are attractive to drivers when compared to other carriers.

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

     During 2008, we implemented numerous initiatives to improve fuel efficiency and our fuel miles per gallon. These initiatives include (i) reducing truck engine idle time, (ii) lowering non-billable miles, (iii) increasing the percentage of aerodynamic, more fuel efficient trucks in the company truck fleet and (iv) installing APUs in company trucks. As of December 31, 2008, we had installed APUs in approximately 50% of the company-owned truck fleet. As a result of these initiatives, we improved our company truck average mpg by 4.3% in 2008 compared to 2007. This mpg improvement resulted in the purchase of 7.0 million fewer gallons of diesel fuel in 2008 than in 2007. This equates to a reduction of approximately 77,000 tons of carbon dioxide emissions.

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

     Insurance and claims for the Truckload segment increased from 9.2 cents per total mile in 2007 to 10.6 cents per total mile in 2008 (an increase of 1.4 cents per total mile). Of this increase, 1.2 cents per total mile relates to unfavorable claims development on larger claims that occurred in years prior to 2008 offset partially by lower large claims incurred in 2008. The development of these prior year claims will limit further negative development on other large claims in these same policy years as we have now met our annual aggregates in some of these older policy years. We renewed our liability insurance policies on August 1, 2008 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. The annual aggregate for claims between $5.0 million and $10.0 million was lowered from $5.0 million to $4.0 million effective with the new policy year beginning August 1, 2008. See Item 3 (Legal Proceedings) for information on our bodily injury and property damage coverage levels since August 1, 2006. Our liability insurance premiums for the policy year beginning August 1, 2008 were slightly lower than the previous policy year.

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

     Depreciation expense was historically affected by the engine emissions standards imposed by the EPA that became effective in October 2002 and applied to all new trucks purchased after that time, resulting in increased truck purchase costs. Depreciation expense is affected because in January 2007, a second set of more strict EPA engine emissions standards became effective for all newly manufactured truck engines. Compared to trucks with engines produced before 2007, the trucks with new engines manufactured under the 2007 standards had higher purchase prices. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. As of December 31, 2008, 78% of the engines in our fleet of company-owned trucks were manufactured by Caterpillar.

     As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 85.0% in 2008 compared to 86.9% in 2007. As discussed on page 28, the VAS segment's rent and purchased transportation expense was affected by a structural change to a large VAS customer's continuing third-party carrier arrangement that became effective in July 2007. That change resulted in a reduction in VAS revenues and VAS rent and purchased transportation expense of $36.3 million from 2007 to 2008. Excluding the rent and purchased transportation expense for this customer, the dollar amount of this expense increased for the VAS segment by 20% compared to an increase in VAS revenues of 19%.

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

     Other operating expenses for the Truckload segment increased
1.2 cents per mile in 2008. Gains on sales of assets decreased to $9.9 million in 2008 from $22.9 million in 2007, or a reduction of 1.2 cents per mile. We believe Fleet Truck Sales demand softened during 2008 due to the softer freight market and higher fuel prices. At the same time, carrier failures and company fleet reductions increased the supply of used trucks for sale. We continued to sell our oldest van trailers that are fully depreciated.

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

Income Taxes

     Our effective income tax rate was 42.3% for 2008 versus 45.1% for 2007. During fourth quarter 2007, we reached a tentative settlement agreement with an Internal Revenue Service ("IRS") appeals officer regarding a significant tax deduction based on a timing difference between financial reporting and tax reporting for our 2000 to 2004 federal income tax returns. During fourth quarter 2007, we accrued the estimated cumulative interest charges, net of income taxes, of $4.0 million for the anticipated settlement of this matter. The IRS finalized the settlement during third quarter 2008, and we paid to the IRS the federal accrued interest at the beginning of October 2008. We filed amended state returns reporting the IRS settlement changes to the states where required during fourth quarter 2008, many of which were pending state review to settle our state interest liabilities. Our total payments during 2008, before considering the tax benefit from the deductibility of these payments, were $4.9 million for federal and $0.4 million to various states. Our policy is to recognize interest and penalties directly related to income taxes as additional income tax expense. See also Note 4 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Liquidity and Capital Resources:

     During the year ended December 31, 2009, we generated cash flow from operations of $194.4 million, a 25.0% decrease ($64.7 million), compared to the year ended December 31, 2008. This decrease is attributed primarily to (i) a $34.8 million decrease in cash flows related to insurance and claims accruals (both current and long-term) due primarily to the settlement of some larger claims, (ii) a $22.4 million decrease in cash flows related to accounts receivable because of a decrease in fuel surcharge billings at the end of 2008 due to lower fuel prices and lower revenues attributed to the smaller fleet size in 2009 and (iii) a $12.4 million decrease in cash flows related to accrued payroll. Cash flow from operations increased $31.1 million in 2008 compared to 2007, or 13.7%. The increase in cash flow from operations in 2008 compared to 2007 was attributed to
(i) a $23.2 million change in cash flows related to accounts payable, primarily due to the timing of payments, (ii) a lower accounts receivable balance resulting from a decrease in the average fuel surcharge billed per trip at the end of 2008 and
(iii) the effect of $13.0 million lower gains on disposal of operating equipment, offset by (iv) lower net income of $7.8 million. We were able to make net capital expenditures, repurchase common stock and pay dividends because of the cash flow from operations and existing cash balances, supplemented by net borrowings under our existing credit facilities.

     Net  cash  used in investing activities decreased  by  $20.8 million to $94.6 million in 2009 from $115.4 million in 2008. Net property additions (primarily revenue equipment) were $98.8 million for the year ended December 31, 2009 compared to $121.0 million during the same period of 2008. The decrease occurred because we took delivery of substantially fewer new trailers in 2009 than in 2008. The $95.3 million increase in investing cash flows from 2007 to 2008 occurred because we began to take delivery of new trucks in 2008, while we took delivery of substantially fewer new trucks during 2007 to delay purchases of more expensive trucks with 2007-standard engines. As of December 31, 2009, we were committed to property and equipment purchases, net of trades, of approximately $53.5 million. We currently expect our estimated net capital expenditures (primarily revenue equipment) to be in the range of $60.0 million to $100.0 million in 2010. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

     Net financing activities used $130.3 million in 2009, $119.3 million in 2008 and $214.4 million in 2007. The increase from 2008 to 2009 included debt repayments (net of borrowings) of $30.0 million in 2009 compared to net borrowings of $30.0 million in 2008. We had net repayments of $100.0 million in 2007. We paid dividends of $104.2 million in 2009, $164.4 million in 2008 and $14.0 million in 2007. The 2009 and 2008 dividends included special dividends of $1.25 per share ($89.9 million total) paid in December 2009 and $2.10 per share ($150.3 million total) paid in December 2008. We increased our quarterly dividend rate by $0.005 per share beginning with the dividend paid in July 2007. Financing activities also included common stock repurchases of $4.5 million in 2008 and $113.8 million in 2007. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company's common stock. The timing and amount of such purchases depends on market and other factors. As of December 31, 2009, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

     Management believes our financial position at December 31, 2009 is strong. As of December 31, 2009, we had $18.4 million of cash and cash equivalents and $704.7 million of stockholders' equity. Cash is invested primarily in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of December 31, 2009, we had a total of $225.0 million of credit pursuant to two credit facilities, of which we had no borrowings outstanding. The $225.0 million of credit available under these facilities is further reduced by the $49.8 million in letters of credit under which we are obligated. These letters of credit are primarily required as security for insurance policies. As of December 31, 2009, we did not have any non-cancelable revenue equipment operating leases and therefore had no off-balance sheet revenue equipment debt. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

     The following table sets forth our contractual obligations and commercial commitments as of December 31, 2009.


                                       Payments Due by Period
                                           (in millions)


                                                                                    More
                                               Less than                           than 5    Period
                                      Total      1 year    1-3 years   3-5 years    years    Unknown
----------------------------------------------------------------------------------------------------
Contractual Obligations
Long-term debt, including
  current maturities                 $     -    $     -     $     -     $     -    $     -   $     -
Unrecognized tax benefits                7.5        0.9           -           -          -       6.6
Equipment purchase commitments          53.5       53.5           -           -          -         -
                                     -------    -------     -------     -------    -------   -------
Total contractual cash obligations   $  61.0    $  54.4     $     -     $     -    $     -   $   6.6
                                     =======    =======     =======     =======    =======   =======

Other Commercial Commitments
Unused lines of credit               $ 175.2    $     -     $ 175.2     $     -    $     -   $     -
Standby letters of credit               49.8       49.8           -           -          -         -
                                     -------    -------     -------     -------    -------   -------
Total commercial commitments         $ 225.0    $  49.8     $ 175.2     $     -    $     -   $     -
                                     =======    =======     =======     =======    =======   =======

         Total obligations           $ 286.0    $ 104.2     $ 175.2     $     -    $     -   $   6.6
                                     =======    =======     =======     =======    =======   =======

     We have committed credit facilities with two banks totaling $225.0 million that mature in May 2011 ($175.0 million) and May 2012 ($50.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). As of December 31, 2009, we had no borrowings outstanding under these credit facilities with banks. The credit available under these facilities is further reduced by the amount of standby letters of credit under which we are obligated. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Given our strong financial position, we expect that we could obtain additional financing, if necessary. The standby letters of credit are primarily required for insurance policies. Equipment purchase commitments relate to committed equipment expenditures. As of December 31, 2009, we have recorded a $7.5 million liability for unrecognized tax benefits. We expect $0.9 million to be settled within the next twelve months and are unable to reasonably determine when the $6.6 million categorized as "period unknown" will be settled.

Off-Balance Sheet Arrangements:

     In  2009,  we  did   not  have  any  non-cancelable  revenue
equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

Critical Accounting Policies:

     We operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand and may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficient resource deployment, making capital investments in tractors and trailers and obtaining qualified third-party capacity at a reasonable price. Although our business volume is not highly concentrated, we also may be occasionally affected by our customers' financial failures or loss of customer business.

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

     The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 5 to 12 years. Estimates of salvage value at the expected date of trade-in or sale (for example, three years for tractors) are based on the expected market values of equipment at the time of disposal. We continually monitor the adequacy of the lives and salvage values used in calculating depreciation expense and adjust these assumptions appropriately when warranted.
     * Impairment of long-lived assets. We review our long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation. The insurance and claims accruals (current and noncurrent) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers' compensation claims every six months.
     * Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider (including owner-operators under contract with us) is utilized to provide some or all of the service and we (i) are the primary obligor in regard to the shipment delivery, (ii) establish customer pricing separately from carrier rate negotiations, (iii) generally have discretion in carrier selection and/or (iv) have credit risk on the shipment, we record both revenues for the dollar value of services we bill to the customer and rent and purchased transportation expense for transportation costs we pay to the third-party provider upon the shipment's delivery. In the absence of the conditions listed above, we record revenues net of those expenses related to third-party providers.
     * Accounting for income taxes. Significant management judgment is required to determine (i) the provision for income taxes, (ii) whether deferred income taxes will be realized in full or in part and (iii) the liability for unrecognized tax benefits related to uncertain tax positions. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed necessary due to our profitable operations. Accordingly, if facts or financial circumstances change and consequently impact the likelihood of realizing the deferred income tax assets, we would need to apply management's judgment to determine the amount of valuation allowance required in any given period.
     * Allowance for doubtful accounts. The allowance for doubtful accounts is our estimate of the amount of probable credit losses in our existing accounts receivable. We review the financial condition of customers for granting credit and monitor changes in customers' financial conditions on an ongoing basis. We determine the allowance based on analysis of individual customers' financial condition, our historical write-off experience and national economic conditions. During the last two years, numerous significant events affected the U.S. financial markets and resulted in significant reduction of credit availability and liquidity. Consequently, we believe some of our customers may be unable to obtain or retain adequate financing to support their businesses in the future. We anticipate that because of these combined factors, some of our customers may also be compelled to restructure their businesses or may be unable to pay amounts owed to us. We have formal policies in place to continually monitor credit extended to customers and to manage our credit risk. We maintain credit insurance for some customer accounts. We evaluate the adequacy of our allowance for doubtful accounts quarterly and believe our allowance for doubtful accounts is adequate based on information currently available.

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

Interest Rate Risk

     We had no debt outstanding at December 31, 2009. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of December 31, 2009, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of December 31, 2009, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $1.6 million in 2009 and losses were $7.0 million for 2008 and were recorded in accumulated other comprehensive loss within stockholders' equity in the Consolidated Balance Sheets. Amounts of gains and losses for 2007 were not material. The exchange rate between the Mexican Peso and the U.S. Dollar was
13.06 Pesos to $1.00 at December 31, 2009 compared to 13.54 Pesos to $1.00 at December 31, 2008 and 10.87 Pesos to $1.00 at December 31, 2007.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Werner Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Werner Enterprises, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                              KPMG LLP
Omaha, Nebraska
February 26, 2010

                    WERNER ENTERPRISES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
            (In thousands, except per share amounts)


                                                 Years Ended December 31,
                                           ------------------------------------
                                              2009         2008         2007
                                           ----------   ----------   ----------

Operating revenues                         $1,666,470   $2,165,599   $2,071,187
                                           ----------   ----------   ----------

Operating expenses:
  Salaries, wages and benefits                522,962      586,035      598,837
  Fuel                                        247,640      508,594      408,410
  Supplies and maintenance                    141,402      163,524      159,843
  Taxes and licenses                           96,406      109,443      117,170
  Insurance and claims                         83,458      104,349       93,769
  Depreciation                                155,315      167,435      166,994
  Rent and purchased transportation           305,854      397,887      387,564
  Communications and utilities                 15,856       19,579       20,098
  Other                                           886       (4,182)     (18,015)
                                           ----------   ----------   ----------
     Total operating expenses               1,569,779    2,052,664    1,934,670
                                           ----------   ----------   ----------

Operating income                               96,691      112,935      136,517
                                           ----------   ----------   ----------

Other expense (income):
  Interest expense                                 99           83        2,977
  Interest income                              (1,779)      (3,972)      (3,989)
  Other                                          (466)        (198)         247
                                           ----------   ----------   ----------
     Total other income                        (2,146)      (4,087)        (765)
                                           ----------   ----------   ----------

Income before income taxes                     98,837      117,022      137,282
Income taxes                                   42,253       49,442       61,925
                                           ----------   ----------   ----------

Net income                                 $   56,584   $   67,580   $   75,357
                                           ==========   ==========   ==========

Earnings per share:
  Basic                                    $     0.79   $     0.96   $     1.03
                                           ==========   ==========   ==========
  Diluted                                  $     0.79   $     0.94   $     1.02
                                           ==========   ==========   ==========

Weighted-average common shares outstanding:
  Basic                                        71,672       70,752       72,858
                                           ==========   ==========   ==========
  Diluted                                      72,075       71,658       74,114
                                           ==========   ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)


                                                        December 31,
                                                 -------------------------
                    ASSETS                          2009           2008
                                                 ----------     ----------
Current assets:
  Cash and cash equivalents                      $   18,430     $   48,624
  Accounts  receivable, trade, less  allowance
    of $9,167 and $9,555, respectively              180,740        185,936
  Other receivables                                  10,366         18,739
  Inventories and supplies                           12,725         10,644
  Prepaid taxes, licenses, and permits               14,628         16,493
  Current deferred income taxes                      24,808         30,789
  Other current assets                               22,807         20,659
                                                 ----------     ----------
     Total current assets                           284,504        331,884
                                                 ----------     ----------
Property and equipment, at cost:
  Land                                               28,689         28,643
  Buildings and improvements                        128,112        125,631
  Revenue equipment                               1,246,752      1,281,688
  Service equipment and other                       177,158        177,140
                                                 ----------     ----------
     Total property and equipment                 1,580,711      1,613,102
     Less - accumulated depreciation                708,809        686,463
                                                 ----------     ----------
                 Property and equipment, net        871,902        926,639
                                                 ----------     ----------
Other non-current assets                             16,603         16,795
                                                 ----------     ----------
                                                 $1,173,009     $1,275,318
                                                 ==========     ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   47,056     $   46,684
  Current portion of long-term debt                       -         30,000
  Insurance and claims accruals                      65,667         79,830
  Accrued payroll                                    17,567         25,850
  Other current liabilities                          16,451         19,006
                                                 ----------     ----------
     Total current liabilities                      146,741        201,370
                                                 ----------     ----------
Other long-term liabilities                           8,760          7,406
Deferred income taxes                               199,358        200,512
Insurance and claims accruals, net of current
  portion                                           113,500        120,500
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 200,000,000
    shares authorized; 80,533,536 shares
    issued; 71,896,512 and 71,576,267 shares
    outstanding, respectively                           805            805
  Paid-in capital                                    92,389         93,343
  Retained earnings                                 778,890        826,511
  Accumulated other comprehensive loss               (5,556)        (7,146)
  Treasury stock, at cost; 8,637,024 and
    8,957,269 shares, respectively                 (161,878)      (167,983)
                                                 ----------     ----------
     Total stockholders' equity                     704,650        745,530
                                                 ----------     ----------
                                                 $1,173,009     $1,275,318
                                                 ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)


                                                  Years Ended December 31,
                                             -----------------------------------
                                               2009         2008         2007
                                             ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                 $  56,584    $  67,580    $  75,357
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation                               155,315      167,435      166,994
    Deferred income taxes                        4,908       (5,685)      (8,571)
    Gain on disposal of operating
      equipment                                 (3,192)      (9,896)     (22,915)
    Stock based compensation                     1,243        1,455        1,878
    Other long-term assets                      (1,958)         631          918
    Insurance and claims accruals,
      net of current portion                    (7,000)      10,000       11,000
    Other long-term liabilities                    798         (194)         571
    Changes  in  certain  working
      capital items:
      Accounts receivable, net                   5,196       27,560       19,298
      Prepaid expenses and other
        current assets                           7,535       (2,656)       7,504
      Accounts payable                            (445)      (2,968)     (26,169)
      Accrued and other current
        liabilities                            (24,542)       5,868        2,120
                                             ---------    ---------    ---------
    Net cash provided by operating
      activities                               194,442      259,130      227,985
                                             ---------    ---------    ---------

Cash flows from investing activities:
  Additions to property and equipment         (177,846)    (206,305)    (133,124)
  Retirements of property and equipment         79,000       85,324      107,056
  Decrease in notes receivable                   4,286        5,615        5,962
                                             ---------    ---------    ---------
    Net cash used in investing
      activities                               (94,560)    (115,366)     (20,106)
                                             ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds  from issuance  of  short-term
    debt                                        20,000       30,000            -
  Proceeds from issuance of long-term
    debt                                             -            -       10,000
  Repayments of short-term debt                (50,000)           -      (30,000)
  Repayments of long-term debt                       -            -      (80,000)
  Dividends on common stock                   (104,189)    (164,420)     (13,953)
  Repurchases of common stock                        -       (4,486)    (113,821)
  Stock options exercised                        2,577       13,624        8,789
  Excess tax benefits from exercise
    of stock options                             1,331        6,026        4,545
                                             ---------    ---------    ---------
    Net cash used in financing
      activities                              (130,281)    (119,256)    (214,440)
                                             ---------    ---------    ---------
Effect of exchange rate fluctuations
  on cash                                          205         (974)          38
Net increase (decrease) in cash and
  cash equivalents                             (30,194)      23,534       (6,523)
Cash and cash equivalents, beginning
  of year                                       48,624       25,090       31,613
                                             ---------    ---------    ---------
Cash and cash equivalents, end of
  year                                       $  18,430    $  48,624    $  25,090
                                             =========    =========    =========
Supplemental disclosures of cash  flow
  information:
  Cash paid during year for:
    Interest                                 $     154    $      28    $   3,717
    Income taxes                                34,431       53,562       65,111
Supplemental disclosures  of  non-cash
  investing activities:
  Notes receivable issued upon sale
    of revenue equipment                     $   2,136    $   2,741    $   6,388


The accompanying notes are an integral part of these consolidated financial statements.

                     WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                             INCOME
       (In thousands, except share and per share amounts)


                                                                    Accumulated
                                                                       Other                     Total
                                    Common    Paid-In    Retained  Comprehensive  Treasury   Stockholders'
                                    Stock     Capital    Earnings  Income (Loss)   Stock        Equity
                                    ----------------------------------------------------------------------
BALANCE, December 31, 2006           $805    $105,193    $862,403    $  (207)    $ (97,843)    $870,351
Purchases of 6,000,000 shares
  of common stock                       -           -           -          -      (113,821)    (113,821)
Dividends on common stock
  ($.195 per share)                     -           -     (14,081)         -             -      (14,081)
Exercise of stock options,
  1,033,892 shares,
  including excess tax benefits         -      (6,047)          -          -        19,381       13,334
Stock-based compensation expense        -       1,878           -          -             -        1,878
Adoption of FIN 48                      -           -        (268)         -             -         (268)
Comprehensive income (loss):
  Net income                            -           -      75,357          -             -       75,357
  Foreign currency
    translation adjustments             -           -           -         38             -           38
                                    -----    --------    --------    -------     ---------     --------
  Total comprehensive income (loss)     -           -      75,357         38             -       75,395
                                    -----    --------    --------    -------     ---------     --------

BALANCE, December 31, 2007            805     101,024     923,411       (169)     (192,283)     832,788

Purchases of 250,000 shares
  of common stock                       -           -           -          -        (4,486)      (4,486)
Dividends on common stock
  ($2.300 per share)                    -           -    (164,480)         -             -     (164,480)
Exercise of stock options,
  1,453,078 shares,
  including excess tax benefits         -      (9,136)          -          -        28,786       19,650
Stock-based compensation expense        -       1,455           -          -             -        1,455
Comprehensive income (loss):
  Net income                            -           -      67,580          -             -       67,580
  Foreign currency
    translation adjustments             -           -           -     (6,977)            -       (6,977)
                                    -----    --------    --------    -------     ---------     --------
  Total comprehensive income (loss)     -           -      67,580     (6,977)            -       60,603
                                    -----    --------    --------    -------     ---------     --------

BALANCE, December 31, 2008            805      93,343     826,511     (7,146)     (167,983)     745,530

Dividends on common stock
  ($1.450 per share)                    -           -    (104,205)         -             -     (104,205)
Exercise of stock options,
  320,245 shares,
  including excess tax benefits         -      (2,197)          -          -         6,105        3,908
Stock-based compensation expense        -       1,243           -          -             -        1,243
Comprehensive income (loss):
  Net income                            -           -      56,584          -             -       56,584
  Foreign currency
    translation adjustments             -           -           -      1,590             -        1,590
                                    -----    --------    --------    -------     ---------     --------
  Total comprehensive income (loss)     -           -      56,584      1,590             -       58,174
                                    -----    --------    --------    -------     ---------     --------

BALANCE, December 31, 2009           $805    $ 92,389    $778,890    $(5,556)    $(161,878)    $704,650
                                    =====    ========    ========    =======     =========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                    WERNER ENTERPRISES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Werner Enterprises, Inc. (the "Company") is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. We maintain a diversified freight base and are not dependent on a specific industry for a majority of our freight, which limits concentrations of credit risk. No single customer generated more than 10% of the Company's total revenues in 2009, 2008 and 2007.

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

Trade Accounts Receivable

     We record trade accounts receivable at the invoiced amounts, net of an allowance for doubtful accounts. The allowance for doubtful accounts is our estimate of the amount of probable credit losses in our existing accounts receivable. We review the financial condition of customers for granting credit and determine the allowance based on analysis of individual customers' financial condition, historical write-off experience and national economic conditions. We evaluate the adequacy of our allowance for doubtful accounts quarterly. Past due balances over 90 days and exceeding a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

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


                                            Lives       Salvage Values
                                        ------------   ----------------
         Building and improvements        30 years            0%
         Tractors                          5 years           25%
         Trailers                         12 years          $1,000
         Service and other equipment     3-10 years           0%


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

     We were responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving bodily injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, we increased our self-insured retention ("SIR") and deductible amount to $2.0 million per occurrence. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. The following table reflects the SIR/deductible levels and aggregate amounts of liability for bodily injury and property damage claims since August 1, 2006:


                                                           Primary Coverage
       Coverage Period              Primary Coverage        SIR/Deductible
------------------------------      ----------------       ----------------
August 1, 2006 - July 31, 2007       $5.0 million           $2.0 million (1)
August 1, 2007 - July 31, 2008       $5.0 million           $2.0 million (2)
August 1, 2008 - July 31, 2009       $5.0 million           $2.0 million (3)
August 1, 2009 - July 31, 2010       $5.0 million           $2.0 million (2)


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

     We  are  responsible  for workers' compensation up  to  $1.0 million per claim. We also maintain a $26.7 million bond and have insurance for individual claims above $1.0 million.

     Under  these  insurance  arrangements, we  maintained  $49.8 million in letters of credit as of December 31, 2009.

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

Foreign Currency Translation

     Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Most foreign revenues are denominated in U.S. Dollars. Expense items are translated at the average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the foreign operations. Foreign currency translation gains were $1.6 million for 2009 and losses were $7.0 million for 2008 and are recorded in accumulated other comprehensive loss within stockholders' equity in the Consolidated Balance Sheets. Amounts for 2007 were not material.

Income Taxes

     We use the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     In accounting for uncertain tax positions, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties directly related to income tax matters in income tax expense.

Common Stock and Earnings Per Share

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


                                           Years Ended December 31,
                                       --------------------------------
                                         2009        2008        2007
                                       --------    --------    --------
     Net income                        $ 56,584    $ 67,580    $ 75,357
                                       ========    ========    ========

     Weighted average common
       shares outstanding                71,672      70,752      72,858
     Dilutive effect of stock-based
       awards                               403         906       1,256
                                       --------    --------    --------
     Shares used in computing
       diluted earnings per share        72,075      71,658      74,114
                                       ========    ========    ========

     Basic earnings per share          $    .79    $    .96    $   1.03
                                       ========    ========    ========
     Diluted earnings per share        $    .79    $    .94    $   1.02
                                       ========    ========    ========


     Options to purchase shares of common stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period, were:


                                               Years Ended December 31,
                                      ------------------------------------------
                                          2009           2008           2007
                                      ------------   ------------   ------------
   Number of options                       755,494         23,600         29,500
   Ranges of option purchase prices   $18.33-20.36   $19.84-20.36   $19.26-20.36


Comprehensive Income

     Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended December 31, 2009, 2008 and 2007, comprehensive income consists of net income and foreign currency translation adjustments.

Accounting Standards

New Accounting Pronouncements Adopted
-------------------------------------

     In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new guidance did not require any new fair value measurements but rather eliminated inconsistencies in guidance found in various prior accounting pronouncements and was effective for fiscal years beginning after November 15, 2007. Subsequent pronouncements delayed the effective date of the new guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at a fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted the provisions for financial assets and liabilities recognized at fair value on a recurring basis, and we fully adopted the guidance on January 1, 2009. The adoption had no effect on our financial position, results of operations and cash flows.

     In December 2007, the FASB issued authoritative guidance related to business combinations. This guidance establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and
(iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new provisions were effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance had no effect on our financial position, results of operations and cash flows.

     In December 2007, the FASB issued authoritative guidance that amends previously issued guidance concerning noncontrolling interests in consolidated financial statements. This guidance established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this guidance had no effect on our financial position, results of operations and cash flows.

     In March 2008, the FASB issued authoritative guidance which requires enhanced disclosures about an entity's derivative instruments and hedging activities. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of this guidance had no effect on our financial position, results of operations and cash flows.

     In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth (i) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new provisions became effective for interim or annual financial periods ending after June 15, 2009. The adoption of this guidance had no effect on our financial position, results of operations and cash flows.

     In June 2009, the FASB issued its final Statement of Financial Accounting Standards which established the FASB Accounting Standards CodificationTM (the "Codification") as the single source of authoritative U.S. generally accepted accounting principles ("GAAP") applied by nongovernmental entities, except for rules and interpretive releases of the U.S. Securities and Exchange Commission (the "SEC") under the authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification did not change GAAP but reorganizes the literature. The Codification supersedes all existing non-SEC accounting and reporting standards. These provisions were effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. In the description of "Accounting Standards Updates Not Yet Effective" that follows, references in quotations relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

Accounting Standards Updates Not Yet Effective
----------------------------------------------

     In October 2009, an update was made to "Revenue Recognition-Multiple Deliverable Revenue Arrangements." This update (i) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation and (v) expands the ongoing disclosure requirements. This update is effective for us beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position, results of operations and cash flows when it becomes effective in 2011.

     Other Accounting Standards Updates not effective until after December 31, 2009, are not expected to have a significant effect on our consolidated financial position, results of operations or cash flows.

(2)  CREDIT FACILITIES

     Debt  consisted   of  the   following  at  December  31  (in
thousands):


                                          2009        2008
                                        --------    --------
       Notes payable to banks under
        committed credit facilities     $      -    $ 30,000
                                        --------    --------
                                               -      30,000
       Less current portion                    -      30,000
                                        --------    --------
       Long-term debt, net              $      -    $      -
                                        ========    ========


     As of December 31, 2009, we have committed credit facilities with two banks totaling $225.0 million that mature in May 2011 ($175.0 million) and May 2012 ($50.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). As of December 31, 2009, we had no borrowings outstanding under these credit facilities with banks. In January 2010, we borrowed $10.0 million, which we repaid in February 2010. The $225.0 million of credit available under these facilities is further reduced by $49.8 million in letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). We were in compliance with these covenants at December 31, 2009.

     The carrying amounts of our long-term debt approximates fair value due to the duration of the notes and the interest rates.

(3)  NOTES RECEIVABLE

     Notes  receivable are  included in other current assets  and
other non-current assets in the Consolidated Balance Sheets.   At
December 31, notes receivable consisted of the following (in thousands):


                                               2009         2008
                                             --------     --------
       Owner-operator notes receivable       $  6,756     $  9,392
       TDR Transportes, S.A. de C.V.            3,600        3,600
       Other notes receivable                   4,851        5,046
                                             --------     --------
                                               15,207       18,038
       Less current portion                     3,404        4,085
                                             --------     --------
       Notes receivable - non-current        $ 11,803     $ 13,953
                                             ========     ========


     We provide financing to some independent contractors who want to become owner-operators by purchasing a tractor from us and leasing their services to us. At December 31, 2009, we had 187 notes receivable from these owner-operators and at December 31, 2008, we had 232 such notes receivable. See Note 7 for information regarding notes from related parties. We maintain a primary security interest in the tractor until the owner-operator pays the note balance in full. We also retain recourse exposure related to owner-operators who purchased tractors from us with third-party financing we arranged.

     During 2002, we loaned $3.6 million to TDR Transportes, S.A. de C.V. ("TDR"), a truckload carrier in the Republic of Mexico. The loan has a nine-year term with principal payable at the end of the term. Such loan (i) is subject to acceleration if certain conditions are met, (ii) bears interest at a rate of 5% per annum (which is payable quarterly), (iii) contains certain financial and other covenants and (iv) is collateralized by the assets of TDR. As of December 31, 2009, TDR had prepaid interest on this note through January 31, 2010, and we had a receivable for interest of $31,000 as of December 31, 2008. See Note 7 for information regarding related party transactions.

(4)  INCOME TAXES

     Income   tax   expense  consisted  of  the   following   (in
thousands):


                                     2009         2008         2007
                                   --------     --------     --------
      Current:
        Federal                    $ 31,267     $ 47,575     $ 62,026
        State                         6,078        7,552        8,470
                                   --------     --------     --------
                                     37,345       55,127       70,496
                                   --------     --------     --------
      Deferred:
        Federal                       5,605       (3,735)      (6,698)
        State                          (697)      (1,950)      (1,873)
                                   --------     --------     --------
                                      4,908       (5,685)      (8,571)
                                   --------     --------     --------
      Total income tax expense     $ 42,253     $ 49,442     $ 61,925
                                   ========     ========     ========


     The effective income tax rate differs from the federal corporate tax rate of 35% in 2009, 2008 and 2007 as follows (in thousands):


                                     2009         2008         2007
                                   --------     --------     --------
      Tax at statutory rate        $ 34,593     $ 40,958     $ 48,049
      State income taxes, net of
        federal tax benefits          3,498        3,641        4,288
      Non-deductible meals and
        entertainment                 3,558        4,158        4,799
      Income tax settlement               -            -        4,000
      Income tax credits               (480)        (752)        (790)
      Other, net                      1,084        1,437        1,579
                                   --------     --------     --------
                                   $ 42,253     $ 49,442     $ 61,925
                                   ========     ========     ========


     At   December   31,  deferred  tax  assets  and  liabilities
consisted of the following (in thousands):


                                            2009            2008
                                         ---------       ---------
        Deferred tax assets:
        Insurance and claims accruals    $  70,322       $  78,901
        Allowance for uncollectible
          accounts                           5,087           5,175
        Other                                7,285           8,280
                                         ---------       ---------
          Gross deferred tax assets         82,694          92,356
                                         ---------       ---------

        Deferred tax liabilities:
        Property and equipment             248,078         252,609
        Prepaid expenses                     6,533           7,290
        Other                                2,633           2,180
                                         ---------       ---------
          Gross deferred tax liabilities   257,244         262,079
                                         ---------       ---------
          Net deferred tax liability     $ 174,550       $ 169,723
                                         =========       =========


     These   amounts   (in  thousands)  are  presented   in   the
accompanying Consolidated Balance Sheets as of December 31 as follows:


                                            2009           2008
                                         ---------       ---------
        Current deferred tax asset       $  24,808       $  30,789
        Noncurrent deferred tax
          liability                        199,358         200,512
                                         ---------       ---------
        Net deferred tax liability       $ 174,550       $ 169,723
                                         =========       =========


     We have not recorded a valuation allowance because we believe that all deferred tax assets are more likely than not to be realized as a result of our historical profitability, taxable income and reversal of deferred tax liabilities.

     During  first quarter 2006, in connection with an  audit  of our federal income tax returns for the years 1999 to 2002, we received a notice from the Internal Revenue Service ("IRS") proposing to disallow a significant tax deduction. This deduction was based on a timing difference between financial reporting and tax reporting and would result in interest charges, which we record as a component of income tax expense in the Consolidated Statements of Income. This timing difference deduction reversed in our 2004 income tax return. We formally protested this matter in April 2006. During fourth quarter 2007, we reached a tentative settlement agreement with an IRS appeals officer. During fourth quarter 2007, we also accrued in income tax expense in our Consolidated Statements of Income the estimated cumulative interest charges for the anticipated settlement of this matter, net of income taxes, which amounted to $4.0 million, or $0.05 per share. During second quarter 2008, the appeals officer received the concurrence of the Joint Committee of Taxation with regard to the recommended basis of settlement. The IRS finalized the settlement during third quarter 2008, and we paid the federal accrued interest at the beginning of October 2008. We filed amended state returns reporting the IRS settlement changes to the states where required during fourth quarter 2008. Our total payments during 2008, before considering the tax benefit from the deductibility of these payments, were $4.9 million for federal and $0.4 million to various states. Our net payments to various states during 2009 were $0.7 million. We expect to pay an additional $0.3 million to settle the remaining state liabilities.

     We recognized a $0.5 million increase in the net liability for unrecognized tax benefits for the year ended December 31, 2009 and a $3.8 million decrease in the net liability for the year ended December 31, 2008. The 2008 decrease is due to the settlement with the IRS and related payment of interest and taxes for tax years 1999 through 2002, as discussed above. We accrued an interest benefit of $0.4 million during 2009 and $4.9 million during 2008. Our total gross liability for unrecognized tax benefits at December 31, 2009 is $7.5 million and at December 31, 2008 was $7.4 million. If recognized, $4.5 million of unrecognized tax benefits as of December 31, 2009 and $4.0 million as of December 31, 2008 would impact our effective tax rate. Interest of $3.2 million as of December 31, 2009 and $3.7 million as of December 31, 2008 has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

     The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2009 and 2008 are shown below
(in thousands).


                                                            2009        2008
                                                          --------    --------
        Unrecognized tax benefits, opening balance        $  7,450    $ 12,594
        Gross increases - tax positions in prior period        477         635
        Gross decreases - tax positions in prior period          -           -
        Gross increases - current-period tax positions         296           -
        Settlements                                           (692)     (5,779)
        Lapse of statute of limitations                          -           -
                                                          --------    --------
        Unrecognized tax benefits, ending balance         $  7,531    $  7,450
                                                          ========    ========


     We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The IRS has completed its audits for tax years through 2005, and all resulting adjustments as discussed above have been settled. The IRS completed its audit of our 2005 federal income tax return and in 2008, issued a "no change letter" for tax year 2005, under which the IRS did not propose any adjustment to the tax return. The years 2006 through 2009 are open for examination by the IRS, and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(5)  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Equity Plan

     Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determine the terms of each award, including type of award, recipients, number of shares subject to each award and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of December 31, 2009, there were 8,307,657 shares available for granting additional awards.

     We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense was $1.2 million in 2009, $1.5 million in 2008 and $1.9 million in 2007. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $0.5 million in 2009, $0.6 million in 2008 and $0.8 million in 2007. As of December 31, 2009, the total unrecognized compensation cost related to nonvested stock-based compensation awards was approximately $6.5 million and is expected to be recognized over a weighted average period of 2.3 years.

     We do not a have a formal policy for issuing shares upon exercise of stock options or vesting of restricted stock, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired under these regular repurchase programs have provided us with sufficient quantities of stock to issue for stock-based compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock-based compensation during 2010.

Stock Options

     Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from twenty-four to seventy-two months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

     The following table summarizes stock option activity for the year ended December 31, 2009:


                                                              Weighted      Aggregate
                                    Number of    Weighted      Average      Intrinsic
                                     Options      Average     Remaining       Value
                                       (in       Exercise    Contractual       (in
                                    thousands)   Price ($)   Term (Years)   thousands)
                                    --------------------------------------------------
Outstanding at beginning of period    2,264       $13.74
  Options granted                       144       $19.02
  Options exercised                    (320)      $ 8.05
  Options forfeited                     (17)      $17.77
  Options expired                        (2)      $18.33
                                    -------
Outstanding at end of period          2,069       $14.95         4.52        $10,045
                                    =======
Exercisable at end of period          1,475       $13.82         3.34         $8,826
                                    =======


     We granted 144,000 stock options during the year ended December 31, 2009, did not grant any stock options in 2008 and granted 329,500 stock options in 2007. The fair value of stock option grants is estimated using a Black-Scholes valuation model with the following weighted-average assumptions:


                                          Years Ended December 31,
                                        ----------------------------
                                            2009            2007
                                        ------------    ------------
        Risk-free interest rate              2.4%            4.3%
        Expected dividend yield             1.05%           1.16%
        Expected volatility                   37%             34%
        Expected term (in years)             7.5             6.5
        Grant-date fair value              $7.36           $6.44


     The risk-free interest rate assumptions were based on average five-year U.S. Treasury note yields. We calculated expected volatility using historical daily price changes of our common stock for the period immediately preceding the grant date and equivalent in duration to the expected term of the stock option grant. The expected term was the average number of years we estimated these options will be outstanding. We considered groups of employees having similar historical exercise behavior separately for valuation purposes.

     The total intrinsic value of stock options exercised during 2009 was $3.4 million, $15.8 million in 2008 and $11.0 million in 2007.

Restricted Stock

     Restricted stock awards entitle the holder to shares of common stock when the award vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted stock awards granted in 2008 vest sixty months from the grant date of the award. Restricted stock awards granted in 2009 vest in installments from thirty-six to eighty-four months from the grant date of the award. The restricted shares do not confer any voting or dividend rights to recipients until such shares fully vest and do not have any post-vesting sales restrictions.

     The following table summarizes restricted stock activity for year ended December 31, 2009:


                                           Number of      Weighted
                                          Restricted       Average
                                          Shares (in     Grant Date
                                          thousands)   Fair Value ($)
                                          ----------   --------------
        Nonvested at beginning of period        35     $     22.88
           Shares granted                      237     $     18.10
           Shares vested                         -     $         -
           Shares forfeited                      -     $         -
                                          ----------
        Nonvested at end of period             272     $     18.72
                                          ==========


     We granted 236,500 shares of restricted stock during the year ended December 31, 2009, 35,000 shares of restricted stock during 2008 and did not grant any shares of restricted stock during 2007. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. The present value of estimated future dividends was calculated using the following assumptions:


                                                Years Ended December 31,
                                                ------------------------
                                                   2009          2008
                                                ----------    ----------
        Dividends per share (quarterly amounts)      $0.05         $0.05
        Risk-free interest rate                        2.9%          3.0%


Employee Stock Purchase Plan

     Employees that meet certain eligibility requirements may participate in our Employee Stock Purchase Plan (the "Purchase Plan"). Eligible participants designate the amount of regular payroll deductions and/or a single annual payment (each subject to a yearly maximum amount) that is used to purchase shares of our common stock on the over-the-counter market. Effective
January 1, 2010, we increased the annual contribution maximum amount to $10,000 from $5,000. These purchases are subject to the terms of the Purchase Plan. We contribute an amount equal to 15% of each participant's contributions under the Purchase Plan. Our contributions for the Purchase Plan were $131,000 for 2009, $139,000 for 2008 and $162,000 for 2007. Interest accrues on Purchase Plan contributions at a rate of 5.25% until the purchase is made. We pay the broker's commissions and administrative charges related to purchases of common stock under the Purchase Plan.

401(k) Retirement Savings Plan

     We have an Employees' 401(k) Retirement Savings Plan (the "401(k) Plan"). Employees are eligible to participate in the 401(k) Plan if they have been continuously employed with us or one of our subsidiaries for six months or more. We match a portion of each employee's 401(k) Plan elective deferrals. Beginning April 1, 2009, we decreased our matching contribution by half. We may, at our discretion, make an additional annual contribution for employees so that our total annual contribution for employees could equal up to 2.5% of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes our 401(k) Plan contributions and administrative expenses, which were a total of $862,000 for 2009, $1,663,000 for 2008 and $1,364,000
for 2007.

Nonqualified Deferred Compensation Plan

     The Executive Nonqualified Excess Plan (the "Excess Plan") is our nonqualified deferred compensation plan for the benefit of eligible key managerial employees whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated employees. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2009, there were 64 participants in the Excess Plan. Through December 31, 2008, the annual limit was determined so that a participant's combined deferrals in both the Excess Plan and the 401(k) Plan approximated the maximum annual deferral amount available to non-highly compensated employees in the 401(k) Plan. Beginning January 1, 2009, certain participants were allowed to defer combined amounts that exceed the maximum 401(k) deferral limits for non-highly compensated employees. The maximum deferral limits were increased as of January 1, 2010, and beginning in 2010, participants will be permitted to defer amounts from performance-based compensation. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants' accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Beginning January 1, 2010, the timing of distributions for participants who separate from service (as described in the plan) was increased from 6 months to 12 months after the separation date. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation was $1,874,000 as of December 31, 2009 and $1,076,000 as of December 31, 2008. This accumulated benefit obligation is included in other long-term liabilities in the Consolidated Balance Sheets. We purchased life insurance policies to fund the future liability. The life insurance policies had an aggregate market value of $1,734,000 as of December 31, 2009 and $1,049,000 as of December 31, 2008. These policy amounts are included in other non-current assets in the Consolidated Balance Sheets.

(6)  COMMITMENTS AND CONTINGENCIES

     We have committed to property and equipment purchases of approximately $53.5 million at December 31, 2009.

     We are involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

(7)  RELATED PARTY TRANSACTIONS

     The Company leases land from a trust in which the Company's principal stockholder is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which were $40,000 in 2009 and are recorded as expenses in the Consolidated Statements of Income. The Company has made leasehold improvements to the land totaling approximately $6.2 million for facilities used for business meetings and customer promotion.

     The brother and former sister-in-law of the Company's principal stockholder owned an entity with a fleet of tractors that operates as an owner-operator. The brother's ownership interest in this entity ceased during 2009. The Company paid this owner-operator $6,142,000 in 2009, $7,601,000 in 2008 and
$7,502,000 in 2007. The Company also sells used revenue equipment to this entity. These sales totaled $219,000 in 2009, $415,000 in 2008 and $622,000 in 2007. The Company recognized gains of $39,000 in 2009, $103,000 in 2008 and $88,000 in 2007.
From this entity, the Company also had notes receivable related to the revenue equipment sales totaling (i) $916,000 at December 31, 2009 for 38 such notes and (ii) $1,237,000 at December 31, 2008 for 37 such notes. This fleet is compensated using the same owner-operator pay package as the Company's other comparable third-party owner-operators. The Company believes the terms of the note agreements and the tractor sales prices are no less favorable to the Company than those that could be obtained from unrelated third parties, on an arm's length basis.

     The brother of the Company's principal stockholder is the sole owner of an entity with a fleet of tractors that operates as an owner-operator. The Company paid this owner-operator $918,000 in 2009, $1,004,000 in 2008 and $425,000 in 2007 for purchased transportation services. The Company also sells used revenue equipment to this entity. These sales totaled $61,000 in 2009, $111,000 in 2008 and $219,000 in 2007. The Company recognized gains of $18,000 in 2009, $19,000 in 2008 and $23,000 in 2007.
The Company has no notes receivable related to these revenue equipment sales. This fleet is compensated using the same owner-operator pay package as our other comparable third-party owner-operators. The Company believes the tractor sales prices are no less favorable to the Company than those that could be obtained from unrelated third parties, on an arm's length basis.

     The Company transacts business with TDR for certain purchased transportation needs. The Company recorded trucking revenues from TDR of approximately $19,000 in 2009, $134,000 in 2008 and $107,000 in 2007. The Company recorded purchased transportation expense to TDR of approximately $284,000 in 2009, $437,000 in 2008 and $1,052,000 in 2007. In addition, the
Company recorded other operating revenues from TDR of approximately $2,094,000 in 2009, $8,048,000 in 2008 and
$7,768,000  in  2007  related  primarily  to  revenue   equipment
leasing. These leasing revenues include $301,000 in 2009, $297,000 in 2008 and $274,000 in 2007 for leasing a terminal building in Queretaro, Mexico. The Company also sells used revenue equipment to this entity. These sales totaled $170,000 in 2009, $1,334,000 in 2008 and $1,145,000 in 2007, and the
Company recognized net gains of $51,000 in 2009, $90,000 in 2008, and net losses of $28,000 in 2007. The Company had receivables related to the equipment leases and revenue equipment sales of $5,153,000 at December 31, 2009 and $6,791,000 at December 31,
2008.   See  Note 3 for information regarding the note receivable
from TDR.

     At December 31, 2009, the Company had a 5% ownership interest in Transplace, Inc. ("TPC"), a logistics joint venture of five large transportation companies. In December 2009, the operating assets of TPC were sold to an unrelated entity. Although the Company still maintains an ownership interest in the TPC holding company, the Company no longer considers the TPC operating entity to be a related party after the sale date. The Company entered into transactions with TPC for certain purchased transportation needs. The Company recorded operating revenue from TPC of approximately $2,512,000 in 2009, $1,483,000 in 2008 and $826,000 in 2007. The Company did not record any purchased transportation expense to TPC in 2009, 2008 or 2007.

     The Company believes these transactions are on terms no less favorable to the Company than those that could be obtained from unrelated third parties on an arm's length basis.

(8)  SEGMENT INFORMATION

     We  have two  reportable segments - Truckload Transportation
Services ("Truckload") and Value Added Services ("VAS").

     The Truckload segment consists of six operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. The six operating fleets that comprise our Truckload segment are as follows: (i) dedicated services ("Dedicated") provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the regional short-haul ("Regional") fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities within five geographic regions across the United States using dry van trailers; (iii) the medium-to-long-haul van ("Van") fleet provides comparable truckload van service over irregular routes;
(iv) the expedited ("Expedited") fleet provides time-sensitive truckload services utilizing driver teams; and the (v) flatbed ("Flatbed") and (vi) temperature-controlled ("Temperature-Controlled") fleets provide truckload services for products with specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $4.2 million for 2009, $8.6 million for 2008 and $10.0 million for 2007. These non-trucking revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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

     The following tables summarize our segment information (in thousands):


                                                       Revenues
                                                       --------
                                            2009         2008         2007
                                         ----------   ----------   ----------
     Truckload Transportation Services   $1,437,527   $1,881,803   $1,795,227
     Value Added Services                   217,942      265,262      258,433
     Other                                    7,995       15,306       15,303
     Corporate                                3,006        3,228        2,224
                                         ----------   ----------   ----------
     Total                               $1,666,470   $2,165,599   $2,071,187
                                         ==========   ==========   ==========



                                                   Operating Income
                                                   ----------------
                                            2009         2008         2007
                                         ----------   ----------   ----------
     Truckload Transportation Services   $   84,524   $   95,014   $  121,608
     Value Added Services                    12,350       14,570       12,418
     Other                                     (913)       2,803        3,644
     Corporate                                  730          548       (1,153)
                                         ----------   ----------   ----------
     Total                               $   96,691   $  112,935   $  136,517
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


                                                       Revenues
                                                       --------
                                            2009         2008         2007
                                         ----------   ----------   ----------
     United States                       $1,509,560   $1,951,222   $1,855,686
                                         ----------   ----------   ----------

     Foreign countries
       Mexico                                84,441      142,860      160,988
       Other                                 72,469       71,517       54,513
                                         ----------   ----------   ----------
         Total foreign countries            156,910      214,377      215,501
                                         ----------   ----------   ----------
     Total                               $1,666,470   $2,165,599   $2,071,187
                                         ==========   ==========   ==========



                                                   Long-lived Assets
                                                   -----------------
                                            2009         2008         2007
                                         ----------   ----------   ----------
     United States                       $  853,802   $  903,506   $  935,883
                                         ----------   ----------   ----------

     Foreign countries
       Mexico                                17,871       22,853       35,776
       Other                                    229          280          282
                                         ----------   ----------   ----------
         Total foreign countries             18,100       23,133       36,058
                                         ----------   ----------   ----------
     Total                               $  871,902   $  926,639   $  971,941
                                         ==========   ==========   ==========


     We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. No customer generated more than 10% of our total revenues for 2009, 2008 and 2007.

(9)  SUBSEQUENT EVENTS

     We performed an evaluation of Company activity and have concluded that as of the date these financial statements were issued there are no material subsequent events requiring
additional  disclosure  or   recognition   in   these   financial
statements.

(10)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)


                           First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                           ---------------------------------------------------------------
2009:
Operating revenues           $ 394,508       $ 403,051        $ 429,273       $ 439,638
Operating income                11,256          22,010           32,805          30,620
Net income                       6,896          12,692           18,992          18,004
Basic earnings per share           .10             .18              .26             .25
Diluted earnings per share         .10             .18              .26             .25



                           First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                           ---------------------------------------------------------------
2008:
Operating revenues           $ 512,787       $ 578,181        $ 584,057       $ 490,574
Operating income                13,418          30,868           38,022          30,627
Net income                       8,375          18,112           22,446          18,647
Basic earnings per share           .12             .26              .32             .26
Diluted earnings per share         .12             .25              .31             .26


ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     No  disclosure under this item was required within  the  two most  recent  fiscal  years  ended  December  31,  2009,  or  any
subsequent   period,  involving  a  change  of   accountants   or
disagreements on accounting and financial disclosure.

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

     We have confidence in our internal controls and procedures. Nevertheless, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the internal controls or disclosure procedures and controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect that resource constraints exist, and the benefits of controls must be evaluated relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements and instances of fraud, if any, have been prevented or detected.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. This assessment is based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Werner Enterprises, Inc.:

     We have audited Werner Enterprises, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Werner Enterprises, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     In our opinion, Werner Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion on those consolidated financial statements.

                              KPMG LLP
Omaha, Nebraska
February 26, 2010

Changes in Internal Control over Financial Reporting

     Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     During fourth quarter 2009, no information was required to be disclosed in a report on Form 8-K, but not reported.

                            PART III

     Certain information required by Part III is omitted from this Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form

10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item, with the exception of the Code of Corporate Conduct discussed below, is incorporated herein by reference to our Proxy Statement.

Code of Corporate Conduct

     We adopted our Code of Corporate Conduct, which is our code of ethics, that applies to our principal executive officer, principal financial officer, principal accounting officer/controller and all other officers, employees and directors. The Code of Corporate Conduct is available on our website, www.werner.com under the "Investor Information" tab. We will post on our website any amendment to, or waiver from, any provision of our Code of Corporate Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Controller (if any) within four business days of any such event.

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

Equity Compensation Plan Information

     The following table summarizes, as of December 31, 2009, information about compensation plans under which our equity securities are authorized for issuance:


                                                                                 Number of Securities
                                                                                Remaining Available for
                                                                                 Future Issuance under
                       Number of Securities to         Weighted-Average           Equity Compensation
                       be Issued upon Exercise         Exercise Price of           Plans (Excluding
                       of Outstanding Options,       Outstanding Options,       Securities Reflected in
                         Warrants and Rights          Warrants and Rights             Column (a))
  Plan Category                  (a)                          (b)                         (c)
  -------------        -----------------------       --------------------       -----------------------
  Equity compensation
    plans approved by
    stockholders            2,340,683 (1)                  $14.95 (2)                  8,307,657


(1) Includes 271,500 shares to be issued upon vesting of outstanding restricted stock awards.
(2) The weighted-average exercise price does not take into account the shares to be issued upon vesting of outstanding restricted stock awards, which have no exercise price.

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

                             PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules.

     (1)  Financial Statements:  See Part II, Item 8 hereof.
                                                                     Page
                                                                     ----
          Report of Independent Registered Public Accounting Firm     37
          Consolidated Statements of Income                           38
          Consolidated Balance Sheets                                 39
          Consolidated Statements of Cash Flows                       40
          Consolidated Statements of Stockholders' Equity and
            Comprehensive Income                                      41
          Notes to Consolidated Financial Statements                  42

     (2)  Financial   Statement   Schedules:   The   consolidated
financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

                                                                     Page
                                                                     ----
          Schedule II - Valuation and Qualifying Accounts             62

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated
Financial Statements or Notes thereto.

     (3) Exhibits: The response to this portion of Item 15 is submitted as a separate section of this Form 10-K (see Exhibit
Index on page 63).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2010.
                                   WERNER ENTERPRISES, INC.

                              By:   /s/ Gregory L. Werner
                                    -----------------------------
                                    Gregory L. Werner
                                    President and Chief
                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                              Position                            Date
     ---------                              --------                            ----

/s/ Clarence L. Werner      Chairman and Director                         February 26, 2010
------------------------
Clarence L. Werner

/s/ Gary L. Werner          Vice Chairman and                             February 26, 2010
------------------------    Director
Gary L. Werner

/s/ Gregory L. Werner       President, Chief Executive Officer            February 26, 2010
------------------------    and Director (Principal Executive Officer)
Gregory  L. Werner

/s/ Gerald H. Timmerman     Director                                      February 26, 2010
------------------------
Gerald H. Timmerman

/s/ Michael L. Steinbach    Director                                      February 26, 2010
------------------------
Michael L. Steinbach

/s/ Kenneth M. Bird         Director                                      February 26, 2010
------------------------
Kenneth M. Bird

/s/ Patrick J. Jung         Director                                      February 26, 2010
------------------------
Patrick J. Jung

/s/ Duane K. Sather         Director                                      February 26, 2010
------------------------
Duane K. Sather

/s/ John J. Steele          Executive Vice President,                     February 26, 2010
------------------------    Treasurer and Chief Financial
John J. Steele              Officer (Principal Financial Officer)

/s/ James L. Johnson        Senior Vice President, Controller             February 26, 2010
------------------------    and Corporate Secretary (Principal
James L. Johnson            Accounting Officer)


                           SCHEDULE II

                    WERNER ENTERPRISES, INC.


                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)

                                    Balance at    Charged to    Write-off    Balance at
                                   Beginning of   Costs and    of Doubtful     End of
                                      Period       Expenses      Accounts      Period
                                   ------------   ----------   -----------   ----------
  Year ended December 31, 2009:
  Allowance for doubtful accounts    $ 9,555         $899        $ 1,287      $ 9,167
                                     =======         ====        =======      =======

  Year ended December 31, 2008:
  Allowance for doubtful accounts    $ 9,765         $864        $ 1,074      $ 9,555
                                     =======         ====        =======      =======

  Year ended December 31, 2007:
  Allowance for doubtful accounts    $ 9,417         $552        $   204      $ 9,765
                                     =======         ====        =======      =======


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
  3(i)    Restated Articles of Incorporation         Exhibit 3(i) to the Company's Quarterly Report on
                                                     Form 10-Q for the quarter ended June 30, 2007

  3(ii)   Revised and Restated By-Laws               Exhibit 3(ii) to the Company's Quarterly Report on
                                                     Form 10-Q for the quarter ended June 30, 2007

  10.1    Werner Enterprises, Inc. Equity Plan       Exhibit 99.1 to the Company's Current Report on
                                                     Form 8-K dated May 8, 2007

  10.2    Non-Employee Director Compensation         Exhibit 10.1 to the Company's Quarterly Report on
                                                     Form 10-Q for the quarter ended September 30,
                                                     2007

  10.3    The Executive Nonqualified Excess Plan     Exhibit 10.1 to the Company's Quarterly Report
          of Werner Enterprises, Inc., as amended    on Form 10-Q for the quarter ended September 30,
                                                     2009

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

  10.7    Form of Notice of Grant of Nonqualified    Exhibit 10.1 to the Company's Current Report on
          Stock Option                               Form 8-K dated November 29, 2007

  10.8    Form of Restricted Stock Award             Exhibit 10.1 to the Company's Current Report on
          Agreement for recipients under the Werner  Form 8-K dated December 1, 2009
          Enterprises, Inc. Equity Plan

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
