Form 10-Q
period 2010-03-31
WERNER ENTERPRISES INC
filed 2010-05-04
CIK 793074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[Mark one]
 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
                                    OR
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

Commission file number 0-14690

                         WERNER ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)

NEBRASKA                                                         47-0648386
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

14507 FRONTIER ROAD
POST OFFICE BOX 45308
OMAHA, NEBRASKA                                                  68145-0308
(Address of principal                                            (Zip Code)
executive offices)
                              (402) 895-6640
           (Registrant's telephone number, including area code)
                     _________________________________

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

     As of April 30, 2010, 72,340,121 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                         WERNER ENTERPRISES, INC.

                                  INDEX
                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:                                             3

        Consolidated  Statements of Income for the Three Months  Ended    4
        March 31, 2010 and 2009

        Consolidated Condensed Balance Sheets as of March 31, 2010 and    5
        December 31, 2009

        Consolidated  Statements of Cash Flows for  the  Three  Months    6
        Ended March 31, 2010 and 2009

        Notes  to Consolidated Financial Statements (Unaudited) as  of    7
        March 31, 2010

Item 2. Management's  Discussion and Analysis of  Financial  Condition   11
        and Results of Operations

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

                                  PART I

                           FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:

     This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 (the "2009 Form 10-K"). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

     Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

     These  interim  consolidated  financial statements and  notes  thereto
should   be   read  in  conjunction  with  the  financial  statements   and
accompanying notes contained in our 2009 Form 10-K.

                         WERNER ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended
(In thousands, except per share amounts)                 March 31,
---------------------------------------------------------------------------
                                                     2010          2009
---------------------------------------------------------------------------
                                                        (Unaudited)

Operating revenues                               $ 425,075       $ 394,508
                                                ---------------------------

Operating expenses:
  Salaries, wages and benefits                     128,334         134,186
  Fuel                                              73,881          51,610
  Supplies and maintenance                          37,676          37,897
  Taxes and licenses                                23,457          24,395
  Insurance and claims                              16,838          21,665
  Depreciation                                      38,285          40,094
  Rent and purchased transportation                 84,685          68,593
  Communications and utilities                       3,749           4,402
  Other                                                (94)            410
                                                ---------------------------
    Total operating expenses                       406,811         383,252
                                                ---------------------------

Operating income                                    18,264          11,256
                                                ---------------------------

Other expense (income):
  Interest expense                                       9              76
  Interest income                                     (337)           (489)
  Other                                                (11)           (272)
                                                ---------------------------
    Total other expense (income)                      (339)           (685)
                                                ---------------------------

Income before income taxes                          18,603          11,941

Income taxes                                         7,767           5,045
                                                ---------------------------
Net income                                       $  10,836       $   6,896
                                                ===========================

Earnings per share:
     Basic                                       $    0.15       $    0.10
                                                ===========================
     Diluted                                     $    0.15       $    0.10
                                                ===========================

Dividends declared per share                     $   0.050       $   0.050
                                                ===========================

Weighted-average common shares outstanding:

     Basic                                          72,001          71,576
                                                ===========================
     Diluted                                        72,545          71,944
                                                ===========================


        See Notes to Consolidated Financial Statements (Unaudited).

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


(In thousands, except share amounts)               March 31,     December 31,
-----------------------------------------------------------------------------
                                                     2010            2009
-----------------------------------------------------------------------------
                                                  (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                       $   73,059      $   18,430
  Accounts receivable, trade, less allowance of
    $9,330 and $9,167, respectively                  184,102         180,740
  Other receivables                                   22,668          10,366
  Inventories and supplies                            12,832          12,725
  Prepaid taxes, licenses and permits                 11,319          14,628
  Current deferred income taxes                       24,869          24,808
  Other current assets                                22,906          22,807
                                                 ----------------------------
    Total current assets                             351,755         284,504
                                                 ----------------------------
Property and equipment                             1,542,422       1,580,711
Less - accumulated depreciation                      707,946         708,809
                                                 ----------------------------
    Property and equipment, net                      834,476         871,902
                                                 ----------------------------
Other non-current assets                              16,585          16,603
                                                 ----------------------------
                                                  $1,202,816      $1,173,009
                                                 ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   51,813      $   47,056
  Insurance and claims accruals                       66,502          65,667
  Accrued payroll                                     24,602          17,567
  Income taxes payable                                11,912               -
  Other current liabilities                           18,192          16,451
                                                 ----------------------------
    Total current liabilities                        173,021         146,741
                                                 ----------------------------
Other long-term liabilities                            9,053           8,760

Insurance and claims accruals, net of current
  portion                                            114,500         113,500

Deferred income taxes                                190,137         199,358

Stockholders' equity:
  Common stock, $0.01 par value, 200,000,000
    shares authorized; 80,533,536 shares issued;
    72,073,121 and 71,896,512 shares outstanding,
    respectively                                         805             805
  Paid-in capital                                     92,222          92,389
  Retained earnings                                  786,123         778,890
  Accumulated other comprehensive loss                (4,378)         (5,556)
  Treasury stock, at cost; 8,460,415 and
    8,637,024 shares, respectively                  (158,667)       (161,878)
                                                 ----------------------------
    Total stockholders' equity                       716,105         704,650
                                                 ----------------------------
                                                  $1,202,816      $1,173,009
                                                 ============================


        See Notes to Consolidated Financial Statements (Unaudited).

                         WERNER ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
(In thousands)                                           March 31,
--------------------------------------------------------------------------
                                                     2010           2009
--------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                      $ 10,836       $  6,896
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                    38,285         40,094
    Deferred income taxes                           (9,465)        (3,958)
    Gain on disposal of property and equipment      (1,111)          (730)
    Stock-based compensation                           484            327
    Other long-term assets                            (394)          (151)
    Insurance claims accruals, net of current
      portion                                        1,000         (2,000)
    Other long-term liabilities                        230              4
    Changes in certain working capital items:
      Accounts receivable, net                      (3,362)        29,289
      Other current assets                           1,525          9,883
      Accounts payable                               5,173         (2,994)
      Other current liabilities                     21,761            (55)
                                                 -------------------------
   Net cash provided by operating activities        64,962         76,605
                                                 -------------------------

Cash flows from investing activities:
  Additions to property and equipment              (16,656)       (68,151)
  Retirements of property and equipment              5,782         24,559
  Decrease in notes receivable                       1,226          1,136
                                                 -------------------------
   Net cash used in investing activities            (9,648)       (42,456)
                                                 -------------------------

Cash flows from financing activities:
  Repayments of short-term debt                    (10,000)       (30,000)
  Proceeds from issuance of short-term debt         10,000              -
  Dividends on common stock                         (3,595)        (3,579)
  Stock options exercised                            1,948              1
  Excess tax benefits from exercise of stock
    options                                            612              -
                                                 -------------------------
   Net cash used in financing activities            (1,035)       (33,578)
                                                 -------------------------

Effect of foreign exchange rate fluctuations on
  cash                                                 350           (312)
Net increase in cash and cash equivalents           54,629            259
Cash and cash equivalents, beginning of period      18,430         48,624
                                                 -------------------------
Cash and cash equivalents, end of period          $ 73,059       $ 48,883
                                                 =========================

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest                                        $      9       $    131
  Income taxes                                    $  1,140       $  1,924
Supplemental schedule of non-cash investing
  activities:
  Notes receivable issued upon sale of revenue
    equipment                                     $    814       $    539


        See Notes to Consolidated Financial Statements (Unaudited).

                          WERNER ENTERPRISES, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Comprehensive Income

     Other than our net income, our only other source of comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income (loss) from foreign currency translation adjustments was income of $1,178,000 for the three-month period ended March 31, 2010, and loss of $1,587,000 for the three-month period ended March 31, 2009.

(2)  Credit Facilities

     As of March 31, 2010, we have committed credit facilities with two banks totaling $225.0 million that mature in May 2011 ($175.0 million) and May 2012 ($50.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). As of March 31, 2010, we had no borrowings outstanding under these credit facilities with banks. In January 2010, we borrowed $10.0 million, which we fully repaid in February 2010. The $225.0 million of credit available under these facilities is reduced by $40.8 million in letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At March 31, 2010, we were in compliance with these covenants.

(3)  Income Taxes

     For  the  three-month  period ended March  31,  2010,  there  were  no material changes to the total amount of unrecognized tax benefits. We accrued an interest benefit of $0.1 million during the three-month period ended March 31, 2010. Our total gross liability for unrecognized tax benefits at March 31, 2010 is $7.3 million. If recognized, $4.4 million of unrecognized tax benefits would impact our effective tax rate. Interest of $3.2 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

     We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2006 through 2009 are open for examination by the Internal Revenue Service, and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(4)  Commitments and Contingencies

     As of March 31, 2010, we have committed to property and equipment purchases of approximately $70.5 million.

     We are involved in certain claims and pending litigation arising in the normal course of business. At this time, management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

(5)  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.
Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards. There are no differences in the numerators of our computations of basic and diluted earnings per share for any period presented. The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).


                                                    Three Months Ended
                                                        March 31,
                                                  ----------------------
                                                      2010      2009
                                                  ----------------------
Net income                                         $  10,836  $   6,896
                                                  ======================

Weighted average common shares
  outstanding                                         72,001     71,576
Dilutive effect of stock-based
  awards                                                 544        368
                                                  ----------------------
Shares used in computing diluted
  earnings per share                                  72,545     71,944
                                                  ======================
Basic earnings per share                           $    0.15  $    0.10
                                                  ======================
Diluted earnings per share                         $    0.15  $    0.10
                                                  ======================


     Options to purchase shares of common stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period, were:


                                                     Three Months Ended
                                                          March 31,
                                              -------------------------------
                                                    2010           2009
                                              -------------------------------
Number of options                                         -         1,215,819

Range of option purchase prices                           -   $16.68 - $20.36


(6)  Stock-Based Compensation

     Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type of award, recipients, number of shares subject to each award and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of March 31, 2010, there were 8,310,257 shares available for granting additional awards.

     We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense was $0.5 million for the three months ended March 31, 2010 and $0.3 million for the three months ended March 31, 2009. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $0.2 million for the three months ended March 31, 2010 and $0.1 million for the three months ended March 31, 2009. As of March 31, 2010, the total unrecognized compensation cost related to nonvested stock-based compensation awards was approximately $6.0 million and is expected to be recognized over a weighted average period of 2.2 years.

     We do not have a formal policy for issuing shares upon an exercise of stock options or vesting of restricted stock, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired under our regular repurchase program have provided us with sufficient quantities of stock to issue for stock-based compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock-based compensation during 2010.

     Stock Options

     Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

     The following table summarizes stock option activity for the three months ended March 31, 2010:



                                                                     Weighted
                                                                     Average
                                                      Weighted      Remaining
                                       Number of       Average     Contractual      Aggregate
                                        Options       Exercise        Term       Intrinsic Value
                                    (in thousands)    Price ($)      (Years)      (in thousands)
                                   --------------------------------------------------------------
Outstanding at beginning of period            2,069       $14.95
   Options granted                                -       $    -
   Options exercised                           (177)      $11.03
   Options forfeited                              -       $    -
   Options expired                               (2)      $20.36
                                   ----------------
Outstanding at end of period                  1,890       $15.31           4.48           $14,864
                                   ================
Exercisable at end of period                  1,299       $14.20           3.24           $11,655
                                   ================


     We did not grant any stock options during the three-month periods ended March 31, 2010 and 2009. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $1.7 million and $1 thousand for the three-month periods ended March 31, 2010 and March 31, 2009, respectively.

     Restricted Stock

     Restricted stock awards entitle the holder to shares of common stock when the award vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted stock awards granted in 2008 vest 60 months from the grant date of the award. Restricted stock awards granted in 2009 vest in installments from 36 to 84 months from the grant date of the award. The restricted shares do not confer any voting or dividend rights to recipients until such shares fully vest and do not have any post-vesting sales restrictions.

     The following table summarizes restricted stock activity for the three months ended March 31, 2010:


                                           Number of      Weighted
                                          Restricted      Average
                                          Shares (in     Grant Date
                                          thousands)   Fair Value ($)
                                          ----------   --------------
        Nonvested at beginning of period      272       $  18.72
           Shares granted                       -       $      -
           Shares vested                        -       $      -
           Shares forfeited                     -       $      -
                                          ----------
        Nonvested at end of period            272       $  18.72
                                          ==========


     We did not grant any shares of restricted stock during the three-month periods ended March 31, 2010 and 2009. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.

(7)  Segment Information

     We have two reportable segments - Truckload Transportation Services ("Truckload") and Value Added Services ("VAS").

     The Truckload segment consists of six operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. The six operating fleets that comprise our Truckload segment are as follows: (i) the dedicated services ("Dedicated") fleet provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the regional short-haul ("Regional") fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities within four geographic regions across the United States using dry van trailers; (iii) the medium-to-long-haul van ("Van") fleet provides comparable truckload van service over irregular routes; (iv) the expedited ("Expedited") fleet provides time-sensitive truckload services utilizing driver teams; and, the
(v) flatbed ("Flatbed") and (vi) temperature-controlled ("Temperature-Controlled") fleets provide truckload services for products requiring specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $1.8 million and $1.2 million for the three-month periods ended March 31, 2010 and March 31, 2009. These non-trucking revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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

     The following tables summarize our segment information (in thousands):


                                                      Revenues
                                                      --------
                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                   2010       2009
                                               -----------------------
Truckload Transportation Services               $  360,543 $  343,857
Value Added Services                                61,400     47,473
Other                                                2,312      2,516
Corporate                                              820        662
                                               -----------------------
Total                                           $  425,075 $  394,508
                                               =======================



                                                  Operating Income
                                                  ----------------
                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                   2010       2009
                                               -----------------------
Truckload Transportation Services               $   14,548 $    8,861
Value Added Services                                 3,084      1,733
Other                                                  116        283
Corporate                                              516        379
                                               -----------------------
Total                                           $   18,264 $   11,256
                                               =======================


(8)  Subsequent Events

     We performed an evaluation of Werner Enterprises, Inc. (the "Company") activity and have concluded that as of the date these financial statements were issued, there are no material subsequent events requiring additional disclosure or recognition in these financial statements.


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

       * Critical Accounting Policies
       * Accounting Standards

     The MD&A should be read in conjunction with our 2009 Form 10-K.

Overview:

     We operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our VAS segment). Although our business volume is not highly concentrated, we may also be affected by our customers' financial failures or loss of customer business.

     Operating revenues reported in our operating statistics table under "Results of Operations" are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the six operating fleets in the Truckload segment (Dedicated, Regional, Van, Expedited, Temperature-Controlled and Flatbed). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and International), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In first quarter 2010, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 84% of total operating revenues, and non-trucking and other operating revenues accounted for 16% of total operating revenues.

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

     Our most significant resource requirements are company drivers, independent contractors, tractors, trailers and equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and independent contractor availability and the market for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims, workers' compensation benefits and health claims for our employees (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

     The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense),
supplies   and  maintenance  and  insurance  and  claims.   These  expenses
generally vary based on the number of miles generated. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for first quarter 2010 to first quarter 2009, several industry-wide issues could cause costs to increase in future periods. These issues include increasing state unemployment tax rates, changing fuel prices, higher new truck and trailer purchase prices, compliance with new or proposed regulations and a weak used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

Results of Operations:

     The following operating statistics table sets forth certain industry data regarding our freight revenues and operations for the periods indicated.


                                                   Three Months Ended
                                                       March 31,           %
                                                 ---------------------
                                                    2010       2009      Change
                                                 -------------------------------
Trucking revenues, net of fuel surcharge (1)      $303,668   $307,976     -1.4%
Trucking fuel surcharge revenues (1)                55,059     34,653     58.9%
Non-trucking revenues, including VAS (1)            63,188     48,669     29.8%
Other operating revenues (1)                         3,160      3,210     -1.6%
                                                 ---------  ---------
    Total operating revenues (1)                  $425,075   $394,508      7.7%
                                                 =========  =========

Operating ratio (consolidated) (2)                    95.7%      97.1%
Average monthly miles per tractor                    9,769      9,550      2.3%
Average revenues per total mile (3)                 $1.437     $1.438     -0.1%
Average revenues per loaded mile (3)                $1.629     $1.662     -2.0%
Average percentage of empty miles (4)                11.80%     13.50%   -12.6%
Average trip length in miles (loaded)                  456        469     -2.8%
Total miles (loaded and empty) (1)                 211,315    214,170     -1.3%
Average tractors in service                          7,211      7,475     -3.5%
Average revenues per tractor per week (3)           $3,239     $3,169      2.2%
Total tractors (at quarter end)
    Company                                          6,575      6,675
    Independent contractor                             675        700
                                                 ---------  ---------
         Total tractors                              7,250      7,375

Total trailers (Truckload and Intermodal, at
    quarter end)                                    23,730     24,885


(1) Amounts in thousands.
(2) Operating  expenses expressed  as a  percentage  of operating revenues.
    Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3) Net of fuel surcharge revenues.
(4) "Empty" refers to miles without trailer cargo.


     The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $1.8 million for the three-month period ended March 31, 2010 and $1.2 million for the three-month period ended March 31, 2009, as described on page 10.


                                                                    Three Months Ended
                                                                         March 31,
                                                         ---------------------------------------
                                                                 2010                2009
                                                         ------------------- -------------------
Truckload Transportation Services (amounts in thousands)      $         %         $         %
-------------------------------------------------------- ------------------- -------------------
Revenues                                                  $ 360,543   100.0   $ 343,857   100.0
Operating expenses                                          345,995    96.0     334,996    97.4
                                                         ----------          ----------
Operating income                                          $  14,548     4.0   $   8,861     2.6
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


                                                                    Three Months Ended
                                                                         March 31,
                                                         ---------------------------------------
                                                                 2010                 2009
                                                         ------------------- -------------------
Truckload Transportation Services (amounts in thousands)      $         %         $         %
-------------------------------------------------------- ------------------- -------------------
Revenues                                                  $ 360,543           $ 343,857
Less: trucking fuel surcharge revenues                       55,059              34,653
                                                         ----------          ----------
Revenues, net of fuel surcharges                            305,484   100.0     309,204   100.0
                                                         ----------          ----------
Operating expenses                                          345,995             334,996
Less: trucking fuel surcharge revenues                       55,059              34,653
                                                         ----------          ----------
Operating expenses, net of fuel surcharges                  290,936    95.2     300,343    97.1
                                                         ----------          ----------
Operating income                                          $  14,548     4.8   $   8,861     2.9
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


                                                                    Three Months Ended
                                                                         March 31,
                                                         ---------------------------------------
                                                                 2010                 2009
                                                         ------------------- -------------------
Value Added Services (amounts in thousands)                   $         %         $         %
-------------------------------------------              ------------------- -------------------
Revenues                                                  $  61,400   100.0    $ 47,473   100.0
Rent and purchased transportation expense                    51,949    84.6      39,438    83.1
                                                         ----------           ---------
Gross margin                                                  9,451    15.4       8,035    16.9
Other operating expenses                                      6,367    10.4       6,302    13.3
                                                         ----------           ---------
Operating income                                          $   3,084     5.0    $  1,733     3.6
                                                         ==========           =========


Three Months Ended March 31, 2010 Compared to Three Months Ended March  31,
---------------------------------------------------------------------------
2009
----

Operating Revenues

     Operating revenues increased 7.7% for the three months ended March 31, 2010, compared to the same period of the prior year. Trucking revenues, excluding fuel surcharges, decreased 1.4% due primarily to a 3.5% decrease in the average number of tractors in service partially offset by a 2.3% increase in average monthly miles per tractor. With respect to pricing and rates, revenue per total mile, excluding fuel surcharges, decreased only 0.1%.

     Truckload freight market conditions, as measured by the pre-booked percentage of loads to trucks ("pre-books") in our one-way truckload fleets, improved in first quarter 2010 compared to first quarter 2009. These daily pre-books were significantly better than those in first quarter

2009, which was one of the weakest freight quarters in the last twenty years. Our daily number of accepted loads in first quarter 2010 was also better than first quarter 2009, 2008, and 2007 and trended similar to first quarter 2006. In April 2010, pre-books in our one-way truckload fleets continued to improve over the prior year and were slightly better than those in March 2010.

     In first quarter 2009, we reduced the size of our Van fleet to adapt to the challenging freight market conditions. This resulted in us having fewer average tractors in service in first quarter 2010. Despite the severe winter storms that occurred in January and February 2010 and having fewer trainer teams, both of which negatively impacted our miles per tractor, having more loads and 3.5% fewer tractors in service resulted in a 2.3% increase in average monthly miles per tractor. We intend to keep our fleet size constant at approximately 7,300 trucks for the foreseeable future.

     Average revenues per loaded mile, excluding fuel surcharge, decreased 2.0% from $1.662 in first quarter 2009 to $1.629 in first quarter 2010. Average revenues per total mile, excluding fuel surcharges, decreased only 0.1%, as our average percentage of empty miles improved from 13.5% in first quarter 2009 to 11.8% in first quarter 2010. We attribute the lower revenue per mile to the weak freight market conditions in 2009 and related increased customer bid activity in the first half of 2009. Pricing for contractual business, which comprises a large percentage of our revenue base, remains competitive but is beginning to improve. Pricing for our spot market business in one-way truckload, which makes up a small percentage of our revenue base, improved significantly during first quarter 2010 and continued to improve in April 2010. We are in the early stages of upgrading our freight mix and are becoming more selective with our freight choices. We believe that more of the recent improvement in the freight market can be attributed to the decreasing supply of available carriers, rather than rising freight demand, although gradually improving freight demand is also helping.

     Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues increased 58.9% to $55.1 million in first quarter 2010 from $34.7 million in first quarter 2009 because of higher average fuel prices in first quarter 2010. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty miles (which are not billable to customers), out-of-route miles, and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. In a rapidly rising fuel price market, there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel.

     We continue to diversify our business model. Our goal is to attain a more balanced portfolio comprised of one-way truckload (which includes Regional, Van and Expedited), dedicated (which includes Dedicated, Flatbed and Temperature-Controlled) and logistics (which includes the VAS segment) services.

     VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues increased 29.3% to $61.4 million in first quarter 2010 from $47.5 million in first quarter 2009 because of an increased number of shipments, primarily in the Brokerage and International units. VAS gross margin dollars increased 17.6% to $9.5 million in first quarter 2010 from $8.0 million for the same period in 2009. VAS operating income increased 78.0% to $3.1 million in first quarter 2010 from $1.7 million in first quarter 2009. The following table shows the changes in VAS shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:


                                  Three Months Ended
                                       March 31,
                                 --------------------  ------------  ----------
                                    2010       2009     Difference    % Change
                                 ---------  ---------  ------------  ----------
Total VAS shipments                 66,825     54,515        12,310        23%
Less: Non-committed shipments to
  Truckload segment                (26,311)   (19,637)       (6,674)       34%
                                 ---------  ---------  ------------
Net VAS shipments                   40,514     34,878         5,636        16%
                                 =========  =========  ============

Average revenue per shipment        $1,309     $1,279           $30         2%
                                 =========  =========  ============


     In first quarter 2010, Brokerage revenues increased 28.1% due to an increased number of shipments, while gross margin dollars grew at a lower percentage rate due to the higher cost of third party carrier capacity.
Brokerage operating income increased 48.2% because of increased productivity in the brokerage network. Intermodal revenues increased, the gross margin percentage did not change and operating results improved. International revenues and operating income increased significantly while the gross margin percentage decreased slightly. International's higher revenues and operating income are due to an increase in the number of international shipments related to a specific international project.

Operating Expenses

     Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 95.7% for the three months ended March 31, 2010, compared to 97.1% for the three months ended March 31, 2009. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 14 and 15 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

     The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.


                                                 Three Months Ended   Increase
                                                     March 31,       (Decrease)
                                                --------------------
                                                   2010      2009     per Mile
                                                -------------------------------
Salaries, wages and benefits                      $0.578    $0.599    $(0.021)
Fuel                                               0.349     0.240      0.109
Supplies and maintenance                           0.167     0.169     (0.002)
Taxes and licenses                                 0.111     0.114     (0.003)
Insurance and claims                               0.079     0.100     (0.021)
Depreciation                                       0.179     0.185     (0.006)
Rent and purchased transportation                  0.156     0.135      0.021
Communications and utilities                       0.017     0.020     (0.003)
Other                                              0.001     0.002     (0.001)


     Independent contractor costs are included in rent and purchased transportation expense. Independent contractors supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). Independent contractor miles as a percentage of total miles were 11.9% for first quarter 2010 compared to 11.6% for first quarter 2009. This increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories to the rent and purchased transportation category. Due to this increase, we estimate that rent and purchased transportation expense for the Truckload segment was higher by approximately 0.3 cents per total mile, and other expense categories had offsetting decreases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.1 cent; (ii) fuel, 0.1 cent; and (iii) depreciation, 0.1 cent.

     Beginning in the latter months of 2008, we took steps to manage and reduce a variety of controllable costs and adapt to a smaller fleet. We continued by implementing numerous cost-saving programs throughout 2009, which resulted in lower costs (excluding fuel expenses) in first quarter 2010 when compared on a year-over-year basis. Examples of these cost-saving measures included improving our ratio of tractors to non-driver employees, reducing driver advertising and lodging costs, restructuring discretionary driver pay programs, reducing truck sales location costs and decreasing the company-matching contribution percentage for our 401(k) plan.

     Salaries, wages and benefits in the Truckload segment decreased 2.1 cents per mile on a total-mile basis in first quarter 2010 compared to first quarter 2009. Student driver pay was lower because we decreased the average number of active trainer teams by 36%. Driver salaries declined following changes to discretionary driver pay programs. We improved our average tractor-to-non-driver ratio for the trucking operation by 8% for first quarter 2010 compared to first quarter 2009, which resulted in lower non-driver salaries per mile. The lower cost per mile of salaries, wages and benefits expense was also brought about by (i) the 2.3% increase in average miles per tractor (which has the effect of decreasing fixed costs when evaluated on a per-mile basis) on the non-driver, student and fringe benefits components of this expense category and (ii) the shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. Our unemployment tax expense was approximately $1.4 million, or 176%, higher in first quarter 2010 than in first quarter 2009 because various states in which we operate significantly raised their required unemployment tax contribution rates in 2010. These higher taxes reduced our earnings by one cent per share in first quarter 2010 compared to first quarter 2009. Over half of the expected annual unemployment taxes increase occurred in first quarter 2010, and we currently anticipate the remaining additional expense increase of approximately $1.1 million spread over the last three quarters of 2010. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 1.2%. VAS handled 23% more shipments in first quarter 2010, including those transferred to the Truckload segment, with only a 1.2% increase in personnel costs.

     We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2010. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers' compensation insurance premiums for the policy year beginning April 2010 are slightly lower than the previous policy year, due primarily to a lower premium rate per payroll dollar.

     The qualified and student driver recruiting and retention markets were generally good in first quarter 2010, but slightly more challenging than the market in first quarter 2009. Generally going into the spring season, the driver market becomes more difficult due to seasonal construction jobs that become available with improved weather conditions. The weakness in the construction and automotive industries, other trucking company failures and fleet reductions, and the higher national unemployment rate have aided our driver recruiting and retention efforts. These factors resulted in limited employment options for drivers and consequently improved qualified and student drivers availability in the workforce. As economic conditions improve, however, competition for qualified drivers will likely increase, and we are unable to predict the timing of when we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

     In March 2010, the United States Congress passed health care reform legislation known as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. The legislation largely maintains employer-based health care systems, maintains Employee Retirement Income Security Act ("ERISA") protections, and maintains state regulation under the federal framework of rules for insured businesses. A portion of the key provisions of the legislation become effective beginning in 2011 (such as expanded dependent coverage, no pre-existing conditions for children, etc.), and other provisions become effective beginning in 2014. We have been working with our primary health care provider, Blue Cross Blue Shield of Nebraska, to understand, prepare for, and comply with the legislated changes. Many detailed aspects of the legislation are yet to be determined. At this time, it is difficult to estimate the cost impact to us of the recent legislation; however, we expect that our health care costs will increase in 2011 as a result of this legislation.

     Fuel increased 10.9 cents per total mile for the Truckload segment due to higher average diesel fuel prices, partially offset by fuel efficiency improvements, as further discussed below. Average diesel fuel prices were 72 cents per gallon higher in first quarter 2010 than in first quarter 2009. We experienced lower fuel prices in the first half of 2009 following the rapid fuel price decline that occurred in fourth quarter 2008, which resulted in a temporary favorable impact on net fuel costs and earnings in first quarter 2009. When fuel prices rise rapidly, a negative earnings lag occurs because the cost of fuel rises immediately and the market indexes used to determine fuel surcharges increase at a slower pace. In a period of declining fuel prices, we generally experience a temporary favorable earnings effect because fuel costs decline at a faster pace than the market indexes used to determine fuel surcharges.

     During first quarter 2010, we continued to improve fuel miles per gallon ("mpg") through several initiatives to improve fuel efficiency, despite challenging winter weather conditions for part of the quarter that resulted in lower mpg because of increased engine idling. These initiatives have been ongoing since March 2008 and include (i) reducing truck engine idle time, (ii) lowering non-billable miles, (iii) increasing the percentage of aerodynamic, more fuel-efficient trucks in the company truck fleet and (iv) installing auxiliary power units ("APUs") in company trucks. As of March 31, 2010, we had installed APUs in approximately 63% of the company-owned truck fleet. As a result of these fuel savings initiatives, we improved our company truck average mpg by 2.6% in first quarter 2010 compared to first quarter 2009. This mpg improvement resulted in the purchase of 0.9 million fewer gallons of diesel fuel in first quarter 2010 than in first quarter 2009. This equates to a reduction of approximately 10,000 tons of carbon dioxide emissions. We intend to continue these and other environmentally conscious initiatives, including our active participation as a U.S. Environmental Protection Agency (the "EPA") SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

     For April 2010, the average diesel fuel price per gallon was 87 cents higher than the average diesel fuel price per gallon in the same period of 2009 and 71 cents higher than in second quarter 2009.

     Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations. One of our large fuel vendors declared bankruptcy in December 2008 and is continuing to operate its fuel stop locations post-bankruptcy, pending its proposed sale to another large fuel vendor from which we also purchase fuel. If this vendor were to reduce or eliminate truck stop locations in the future, we currently believe we have the ability to obtain fuel from other vendors at a competitive price.

     Supplies and maintenance for the Truckload segment decreased 0.2 cents per total mile in first quarter 2010 compared to first quarter 2009. Through our cost-savings programs, we realized decreases in driver lodging and travel costs and, to a lesser extent, driver advertising and referral fees. These savings were partially offset by higher maintenance costs resulting from an increase in the average age of our company truck fleet from 2.5 years at March 31, 2009 to 2.7 years at March 31, 2010 and an increase in the average age of our trailers. The increased average age results in higher maintenance costs, including maintenance that is not covered by warranty. The colder weather conditions and severe winter storms that occurred in January and February 2010 also contributed to higher maintenance costs.

     Taxes and licenses for the Truckload segment decreased 0.3 cents on a total-mile basis in first quarter 2010 compared to first quarter 2009 due to a decrease in fuel taxes per mile resulting from the 2.6% improvement in the company truck mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently lower fuel taxes. The effect of the higher average miles per tractor on the fixed cost components (primarily equipment licensing fees) of this operating expense category also contributed to the per-mile expense improvement.

     Insurance and claims for the Truckload segment decreased by 2.1 cents per total mile in first quarter 2010 compared to first quarter 2009. We experienced both a lower frequency and severity of claims and improved loss development on older liability claims in first quarter 2010 compared to first quarter 2009. The larger portion of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the smaller portion results from insurance premiums for high dollar claim coverage. We renewed our liability insurance policies on August 1, 2009 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. The annual aggregate for claims in excess of $5.0 million and less than $10.0 million increased from $4.0 million to $5.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2009 are slightly lower than the previous policy year but increased about 9% on a per-mile basis.

     Depreciation expense for the Truckload segment decreased 0.6 cents per total mile in first quarter 2010 compared to first quarter 2009. This decrease was due to higher average miles per tractor (which has the effect of decreasing this fixed cost when evaluated on a per-mile basis) and a lower ratio of trailers to tractors, offset partially by an increase in the number of APUs installed on company trucks. While we incur depreciation expense on the APUs, we also incur lower fuel expense because tractors with APUs consume less fuel during periods of truck idling.

     Depreciation expense was historically affected by the engine emissions standards imposed by the EPA that became effective in October 2002 and applied to all new trucks purchased after that time, resulting in increased truck purchase costs. Depreciation expense is affected because in January 2007, a second set of more strict EPA engine emissions standards became effective for all newly manufactured truck engines. Compared to trucks with engines produced before 2007, the trucks with new engines manufactured under the 2007 standards had higher purchase prices. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. It is expected that trucks with 2010-standard engines will have a higher purchase price (approximately $5,000 to $10,000 more per truck) than trucks manufactured to meet the 2007 standards but may be more fuel efficient. In late 2009, we received a small number of engines that meet the 2010 standards and began testing them in 2010. We continue testing 2010-standard engines and are evaluating available options that enable us to adapt to the 2010 standards. We currently do not expect to purchase many new trucks with 2010-standard engines in 2010. Because of the ongoing cost increases for new trucks and the weak used truck market, we are extending the replacement cycle for company-owned tractors. As a result, we expect the average age of our company tractor fleet may increase beyond current levels.

     As of March 31, 2010, 55% of the engines in our fleet of company-owned trucks were manufactured by Caterpillar. In June 2008, Caterpillar announced it would not produce on-highway engines for use in the United States that would comply with new 2010 EPA engine emissions standards but Caterpillar would continue to sell on-highway engines internationally. Approximately one million trucks in the U.S. domestic market have Caterpillar heavy-duty engines, and Caterpillar has stated it will fully support these engines going forward.

     Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 84.6% in first quarter 2010 compared to 83.1% in first quarter 2009 due to the higher cost of third-party carrier capacity.

     Rent  and purchased transportation for the Truckload segment increased
2.1 cents per total mile in first quarter 2010 due primarily to increased fuel prices that resulted in higher reimbursements to independent contractors for fuel, and a shift to rent and purchased transportation expense from salaries, wages and benefits expense because of the increase in independent contractor truck miles as a percentage of total miles. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and independent contractor trucks. Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.

     Other operating expenses for the Truckload segment decreased 0.1 cent per total mile in first quarter 2010 compared to first quarter 2009. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $1.1 million in first quarter 2010 from $0.7 million in first quarter 2009. In first quarter 2010, we realized lower average gains per truck and trailer sold. We sold fewer trucks and sold more trailers in first quarter 2010 than in first quarter 2009. Buyer demand for used trucks remains low, but we believe the market has stabilized. We believe our wholly-owned subsidiary and used truck and trailer retail network, Fleet Truck Sales, is one of the larger Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading used trucks to original equipment manufacturers when purchasing new trucks.

Other Expense (Income)

     We recorded interest income of $0.3 million in first quarter 2010 compared to $0.5 million in first quarter 2009. Our average cash and cash equivalents balances were lower in first quarter 2010 than in first quarter 2009, and the average interest rate earned on these funds was also lower in first quarter 2010 compared to first quarter 2009.

Income Taxes

     Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 41.8% for first quarter 2010 from 42.2% for first quarter 2009. The lower income tax rate was due primarily to higher projected income before income taxes on an annualized basis, which caused non-deductible expenses, such as driver per diem, to comprise a smaller percentage of our income before income taxes.

Liquidity and Capital Resources:

     During the three months ended March 31, 2010, net cash provided by operating activities decreased to $65.0 million, a 15.2% decrease ($11.6 million) in cash flows compared to the same three-month period one year ago. The decrease in net cash provided by operating activities resulted primarily from a $32.6 million decrease in cash flows related to accounts receivable due to shipment growth and higher fuel surcharges in March 2010, compared to declining shipments and lower fuel surcharges in March 2009. This decrease in net cash provided by operating activities was offset partially by (i) a $9.9 million increase in cash flows related to current income taxes payable and (ii) a $7.5 million increase in cash flows related to accrued payroll. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by net short-term borrowings under our existing credit facilities.

     Net cash used in investing activities for the three-month period ended March 31, 2010 decreased by 77.3%, from $42.5 million for the three-month period ended March 31, 2009 to $9.6 million for the three-month period ended March 31, 2010. Net property additions (primarily revenue equipment) were $10.9 million for the three-month period ended March 31, 2010, compared to $43.6 million during the same period of 2009. This decrease occurred because we took delivery of substantially fewer new trucks in the 2010 period than in the 2009 period.

     As of March 31, 2010, we were committed to property and equipment purchases, net of trades, of approximately $70.5 million. We currently expect our net capital expenditures (primarily revenue equipment) to be in the range of $60.0 million to $100.0 million in 2010. We intend to fund these net capital expenditures through existing cash balances, cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

     Net financing activities used $1.0 million during the three months ended March 31, 2010 and $33.6 million during the same period in 2009. During the three-month period ended March 31, 2010, we borrowed and repaid $10.0 million of short-term debt, and during the same period in 2009 we repaid short-term debt totaling $30.0 million. We paid dividends of $3.6 million in both the three-month periods ended March 31, 2010 and 2009, and we did not purchase any common stock during either period. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company's common stock. The timing and amount of such purchases depends upon stock market conditions and other factors. As of March 31, 2010, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

     Management believes our financial position at March 31, 2010 is strong. As of March 31, 2010, we had $73.1 million of cash and cash equivalents and $716.1 million of stockholders' equity. Cash is invested primarily in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of March 31, 2010, we had a total of $225.0 million of credit pursuant to two credit facilities, of which we had no outstanding borrowings. The $225.0 million of credit available under these facilities is reduced by the $40.8 million in letters of credit under which we are obligated. These letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

     The following tables set forth our contractual obligations and commercial commitments as of March 31, 2010.


                                   Payments Due by Period
                                        (in millions)
                                    Less than                           More than   Period
                            Total     1 year    1-3 years   3-5 years    5 years    Unknown
--------------------------------------------------------------------------------------------
Contractual Obligations
Unrecognized tax benefits   $  7.3   $  0.7      $    -      $    -       $    -     $  6.6
Equipment purchase
  commitments                 70.5     70.5           -           -            -          -
                           -------  -------     -------     -------      -------    -------
Total contractual cash
  obligations               $ 77.8   $ 71.2      $    -      $    -       $    -     $  6.6
                           =======  =======     =======     =======      =======    =======

Other Commercial
Commitments
Unused lines of credit      $184.2   $    -      $184.2      $    -       $    -     $    -
Standby letters of credit     40.8     40.8           -           -            -          -
                           -------  -------     -------     -------      -------    -------
Total commercial
  commitments               $225.0   $ 40.8      $184.2      $    -       $    -     $    -
                           =======  =======     =======     =======      =======    =======

 Total obligations          $302.8   $112.0      $184.2      $    -       $    -     $  6.6
                           =======  =======     =======     =======      =======    =======


     We  have  committed credit facilities with two banks  totaling  $225.0 million that mature in May 2011 ($175.0 million) and May 2012 ($50.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate ("LIBOR"). As of March 31, 2010, we had no borrowings outstanding under these credit facilities with banks. The credit available under these facilities is reduced by the amount of standby letters of credit under which we are obligated. The standby letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Equipment purchase commitments relate to committed equipment expenditures. As of March 31, 2010, we have recorded a $7.3 million liability for unrecognized tax benefits. We expect $0.7 million to be settled within the next twelve months and are unable to reasonably determine when the $6.6 million categorized as "period unknown" will be settled.

Off-Balance Sheet Arrangements:

     As of March 31, 2010, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

     Item 1 of Part I our 2009 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2009 Form 10-K.

     In first quarter 2010, the Federal Motor Carrier Safety Administration (the "FMCSA") approved a new final rule regarding the trucking industry's use of Electronic On-Board Recorders ("EOBRs") for hours of service ("HOS") regulatory compliance. Such rule was published in the Federal Register on April 5, 2010, and the compliance date is June 4, 2012. The final rule includes (i) performance requirements for EOBRs used to monitor drivers' HOS recording devices, (ii) incentives for voluntary EOBR use by motor carriers and (iii) remedial directives requiring EOBR installation, maintenance and use by motor carriers with serious HOS noncompliance. The final rule applies to carriers who, during an FMCSA compliance review, were found to have a demonstrated record of poor HOS compliance and threshold HOS regulatory violations or who choose to voluntarily use compliant EOBRs. Such noncompliant carriers will be ordered to install and use EOBRs for HOS recording within sixty (60) days of receiving notice from the FMCSA. Our paperless log system satisfies the current automatic on-board recording device regulations, and we are therefore permitted under the final rule to continue using our system on our commercial motor vehicles manufactured prior to June 4, 2012. We are comparing our current system to the final rule's technical EOBR requirements to determine whether changes to such system will be necessary to comply with the regulations after June 4, 2012. We do not believe the final rule will significantly affect our operations and profitability, and we will continue monitoring such rule's impact on our operations.

     The FMCSA introduced a new safety initiative, Comprehensive Safety Analysis 2010 ("CSA 2010"), which includes many significant changes from the current safety measurement system it will replace. Under CSA 2010, the FMCSA will monitor the safety performance of both individual drivers and carriers using seven categories of data, while the current system assesses only carriers using four categories. CSA 2010 is currently being tested in several states. The FMCSA recently announced that it will begin implementing CSA 2010 on November 30, 2010 and full implementation will not be completed until spring or summer of 2011. The implementation of CSA

2010 may result in fewer eligible drivers and driver candidates, which may limit our ability to attract and retain qualified drivers. It may also have an adverse effect on our safety rating.

Critical Accounting Policies:

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Information regarding our Critical Accounting Policies can be found in our 2009 Form 10-K. Together with the effects of the matters described there, these factors may significantly impact our results of operations from period to period. The most significant accounting policies and estimates that affect our financial statements include the following:

     * Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers.
     * Impairment of long-lived assets.
     * Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers' compensation.
     * Policies for revenue recognition.
     * Accounting for income taxes.
     * Allowance for doubtful accounts.

     We periodically evaluate these policies and estimates as events and circumstances change. There have been no material changes to these critical accounting policies and estimates from those discussed in our 2009 Form 10-K.

Accounting Standards:

     In the descriptions under "New Accounting Pronouncements Adopted" and "Accounting Standards Updates Not Yet Effective" that follow, references in quotations identify guidance and Accounting Standards Updates relating to the topics and subtopics (and their descriptive titles, as appropriate) of the Accounting Standards CodificationTM of the Financial Accounting Standards Board.

New Accounting Pronouncements Adopted
-------------------------------------

     In February 2010, an update was made to "Subsequent Events" because the topic's requirement to disclose the date that financial statements are issued may conflict with SEC guidance. This update removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This update became effective for us upon its issuance in February 2010 and, upon adoption, had no effect on our financial position, results of operations and cash flows.

Accounting Standards Updates Not Yet Effective
----------------------------------------------

     In October 2009, an update was made to "Revenue Recognition - Multiple Deliverable Revenue Arrangements." This update (i) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to

"fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation and (v) expands the ongoing disclosure requirements. This update is effective for us beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position, results of operations and cash flows when it becomes effective in 2011.

     Other Accounting Standards Updates not effective until after March 31, 2010 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

     The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of March 31, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

     We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange income or losses. Foreign currency translation income and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation income was $1.2 million for first quarter 2010 and losses were $1.6 million for first quarter 2009 and were recorded in accumulated other comprehensive loss within stockholders' equity in the Consolidated Balance Sheets.

Interest Rate Risk

     We had no debt outstanding at March 31, 2010. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of March 31, 2010, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

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

                                  PART II

                             OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the "Company") is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of March 31, 2010, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

     No shares of common stock were repurchased during the first quarter of 2010 by either the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

Item 6.  Exhibits.



Exhibit No.   Exhibit                                        Incorporated by Reference to:
-----------   -------                                        -----------------------------
   3(i)       Restated Articles of Incorporation of Werner   Exhibit 3(i) to the Company's
              Enterprises, Inc.                              Quarterly Report on Form 10-Q for
                                                             the quarter ended June 30, 2007

   3(ii)      Revised and Restated By-Laws of Werner         Exhibit 3(ii) to the Company's
              Enterprises, Inc.                              Quarterly Report on Form 10-Q for
                                                             the quarter ended June 30, 2007

   10.1       Named Executive Officer Compensation           Exhibit 10.4 to the Company's
                                                             Annual Report of Form 10-K for the
                                                             year ended December 31, 2009

    11        Statement Re: Computation of Per Share         See Note 5 (Earnings Per Share) in
              Earnings                                       the Notes to Consolidated Financial
                                                             Statements (Unaudited) under Item 1
                                                             of Part I of this Quarterly Report on
                                                             Form 10-Q for the quarterly period
                                                             ended March 31, 2010

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



Date:      May 4, 2010          By:  /s/ John J. Steele
       -------------------           ---------------------------------------
                                     John J. Steele
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer



Date:      May 4, 2010          By:  /s/ James L. Johnson
       -------------------           ---------------------------------------
                                     James L. Johnson
                                     Senior Vice President, Controller and
                                     Corporate Secretary