Form 10-Q
period 2010-06-30
WERNER ENTERPRISES INC
filed 2010-08-05
CIK 793074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[Mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-14690

WERNER ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

NEBRASKA	47-0648386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14507 FRONTIER ROAD POST OFFICE BOX 45308 OMAHA, NEBRASKA	68145-0308
(Address of principal executive offices)	(Zip Code)

(402) 895-6640

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 30, 2010, 72,622,914 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I

FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Item 1.	Financial Statements.

The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. The interim consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions to Form 10-Q and were also prepared without audit. The interim consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements; although in management’s opinion, the disclosures are adequate so that the information presented is not misleading.

Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our 2009 Form 10-K.

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2010	2009
(In thousands, except per share amounts)	(Unaudited)
Operating revenues	$463,469	$403,051

Operating expenses:
Salaries, wages and benefits	134,303	128,385
Fuel	78,452	57,166
Supplies and maintenance	39,012	33,327
Taxes and licenses	23,560	23,962
Insurance and claims	18,869	22,591
Depreciation	37,471	39,214
Rent and purchased transportation	91,881	71,735
Communications and utilities	3,494	3,989
Other	881	672

Total operating expenses	427,923	381,041

Operating income	35,546	22,010

Other expense (income):
Interest expense	3	3
Interest income	(355)	(437)
Other	(33)	20

Total other expense (income)	(385)	(414)

Income before income taxes	35,931	22,424

Income taxes	15,001	9,732

Net income	$20,930	$12,692

Earnings per share:
Basic	$0.29	$0.18

Diluted	$0.29	$0.18

Dividends declared per share	$0.050	$0.050

Weighted-average common shares outstanding:
Basic	72,280	71,579

Diluted	72,767	72,010

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
	2010	2009
(In thousands, except per share amounts)	(Unaudited)
Operating revenues	$888,544	$797,559

Operating expenses:
Salaries, wages and benefits	262,637	262,571
Fuel	152,333	108,776
Supplies and maintenance	76,688	71,224
Taxes and licenses	47,017	48,357
Insurance and claims	35,707	44,256
Depreciation	75,756	79,308
Rent and purchased transportation	176,566	140,328
Communications and utilities	7,243	8,391
Other	787	1,082

Total operating expenses	834,734	764,293

Operating income	53,810	33,266

Other expense (income):
Interest expense	12	79
Interest income	(692)	(926)
Other	(44)	(252)

Total other expense (income)	(724)	(1,099)

Income before income taxes	54,534	34,365

Income taxes	22,768	14,777

Net income	$31,766	$19,588

Earnings per share:

Basic	$0.44	$0.27

Diluted	$0.44	$0.27

Dividends declared per share	$0.100	$0.100

Weighted-average common shares outstanding:
Basic	72,141	71,577

Diluted	72,658	71,962

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
(In thousands, except share amounts)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$79,193	$18,430
Accounts receivable, trade, less allowance of $9,260 and $9,167, respectively	191,805	180,740
Other receivables	10,033	10,366
Inventories and supplies	12,847	12,725
Prepaid taxes, licenses and permits	6,989	14,628
Current deferred income taxes	25,526	24,808
Other current assets	21,692	22,807

Total current assets	348,085	284,504

Property and equipment	1,563,148	1,580,711
Less – accumulated depreciation	713,193	708,809

Property and equipment, net	849,955	871,902

Other non-current assets	11,932	16,603

Total assets	$1,209,972	$1,173,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,922	$47,056
Insurance and claims accruals	61,381	65,667
Accrued payroll	28,187	17,567
Other current liabilities	20,688	16,451

Total current liabilities	164,178	146,741

Other long-term liabilities	9,085	8,760

Insurance and claims accruals, net of current portion	116,500	113,500

Deferred income taxes	183,295	199,358

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 72,348,496 and 71,896,512 shares outstanding, respectively	805	805
Paid-in capital	91,581	92,389
Retained earnings	803,435	778,890
Accumulated other comprehensive income (loss)	(5,129)	(5,556)
Treasury stock, at cost; 8,185,040 and 8,637,024 shares, respectively	(153,778)	(161,878)

Total stockholders’ equity	736,914	704,650

Total liabilities and stockholders’ equity	$1,209,972	$1,173,009

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
(In thousands)	(Unaudited)
Cash flows from operating activities:
Net income	$31,766	$19,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,756	79,308
Deferred income taxes	(17,276)	(8,018)
Gain on disposal of property and equipment	(1,649)	(1,082)
Stock-based compensation	507	630
Insurance claims accruals, net of current portion	3,000	(1,000)
Other	1,014	(178)
Changes in certain working capital items:
Accounts receivable, net	(11,065)	17,262
Other current assets	12,468	(2,359)
Accounts payable	5,725	(2,723)
Other current liabilities	11,170	(1,078)

Net cash provided by operating activities	111,416	100,350

Cash flows from investing activities:
Additions to property and equipment	(82,372)	(78,872)
Retirements of property and equipment	30,057	52,127
Decrease in notes receivable	2,230	1,976

Net cash used in investing activities	(50,085)	(24,769)

Cash flows from financing activities:
Repayments of short-term debt	(10,000)	(30,000)
Proceeds from issuance of short-term debt	10,000	0
Dividends on common stock	(7,198)	(7,158)
Stock options exercised	4,761	107
Excess tax benefits from exercise of stock options	2,024	(1)

Net cash used in financing activities	(413)	(37,052)

Effect of foreign exchange rate fluctuations on cash	(155)	132
Net increase in cash and cash equivalents	60,763	38,661
Cash and cash equivalents, beginning of period	18,430	48,624

Cash and cash equivalents, end of period	$79,193	$87,285

Supplemental disclosures of cash flow information:
Interest paid	$12	$134
Income taxes paid	$30,910	$16,371
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of revenue equipment	$2,415	$928

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Summary of Significant Accounting Policies

Property,	Equipment, and Depreciation

During second quarter 2010, we changed the estimated useful lives and salvage values used for depreciating our tractors to reflect our extended replacement cycle. Previously, we generally depreciated tractors over an estimated useful life of 60 months, using an estimated salvage value equal to 25% of the cost. Beginning in second quarter 2010, we extended the estimated useful life to 80 months and reduced the estimated salvage value to $0. This change does not affect the monthly depreciation rate and thus had no effect on depreciation expense recorded in the period, but allows depreciation expense to continue beyond 60 months in recognition of our current plans to extend the replacement cycle for tractors.

(2)	Comprehensive Income

Other than our net income, our only other source of comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income (loss) from foreign currency translation adjustments was a loss of $751,000 for the three-month period ended June 30, 2010 and income of $2,198,000 for the same period ended June 30, 2009. Such comprehensive income (loss) was income of $427,000 for the six-month period ended June 30, 2010 and income of $611,000 for the same period ended June 30, 2009.

(3)	Credit Facilities

As of June 30, 2010, we have committed credit facilities with two banks totaling $225.0 million that mature in May 2011 ($175.0 million) and May 2012 ($50.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of June 30, 2010, we had no borrowings outstanding under these credit facilities with banks. The $225.0 million of credit available under these facilities is reduced by $43.2 million in letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At June 30, 2010, we were in compliance with these covenants.

(4)	Income Taxes

For the three-month and six-month periods ended June 30, 2010, there were no material changes to the total amount of unrecognized tax benefits. We accrued an interest benefit of $0.2 million during the three-month period and $0.3 million during the six-month period ended June 30, 2010. Our total gross liability for unrecognized tax benefits at June 30, 2010 is $7.0 million. If recognized, $4.5 million of unrecognized tax benefits would impact our effective tax rate. Interest of $2.9 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2006 through 2009 are open for examination by the Internal Revenue Service

(“IRS”), and various years are open for examination by state and foreign tax authorities. In May 2010, the IRS began an audit of the 2007 and 2008 tax years. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(5) Commitments and Contingencies

As of June 30, 2010, we have committed to property and equipment purchases of approximately $58.2 million.

We are involved in certain claims and pending litigation arising in the normal course of business. At this time, management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

(6) Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$20,930	$12,692	$31,766	$19,588

Weighted-average common shares outstanding	72,280	71,579	72,141	71,577
Dilutive effect of stock-based awards	487	431	517	385

Shares used in computing diluted earnings per share	72,767	72,010	72,658	71,962

Basic earnings per share	$0.29	$0.18	$0.44	$0.27

Diluted earnings per share	$0.29	$0.18	$0.44	$0.27

Options to purchase shares of common stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period, were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Number of options	0	912,369	0	1,209,619
Range of option purchase prices	—	$17.18-$20.36	—	$16.68-$20.36

(7)	Stock-Based Compensation

Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type of award, recipients, number of shares subject to each award and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of June 30, 2010, there were 8,310,257 shares available for granting additional awards.

We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense was $22 thousand for the three-month period ended June 30, 2010 and $0.3 million for the same period in 2009, and was $0.5 million for the six-month period ended June 30, 2010 and $0.6 million for the same period in 2009. During the three-month period ended June 30, 2010, we recorded a $0.4 million reduction of expense because the actual forfeiture rate for a stock option grant that became fully vested during the period was higher than the estimated forfeiture rate we used to initially record expense. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $9 thousand for the three-month period ended June 30, 2010 and $0.2 million for the same period in 2009, and was $0.2 million for the six-month period ended June 30, 2010 and $0.3 million for the same period in 2009. As of June 30, 2010, the total unrecognized compensation cost related to nonvested stock-based compensation awards was approximately $5.5 million and is expected to be recognized over a weighted average period of 2.1 years.

We do not have a formal policy for issuing shares upon an exercise of stock options or vesting of restricted stock, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for stock-based compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock-based compensation during 2010.

Stock Options

Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

The following table summarizes stock option activity for the six months ended June 30, 2010:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	2,069	$14.95
Options granted	0	—
Options exercised	(452)	$10.53
Options forfeited	0	—
Options expired	(2)	$20.36

Outstanding at end of period	1,615	$16.17	4.71	$9,230

Exercisable at end of period	1,117	$15.53	3.45	$7,109

We did not grant any stock options during the three-month and six-month periods ended June 30, 2010 and June 30, 2009. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $3.5 million and $20 thousand for the three-month periods ended June 30, 2010 and June 30, 2009, respectively, and $5.2 million and $21 thousand for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.

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

The following table summarizes restricted stock activity for the six months ended June 30, 2010:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	272	$18.72
Shares granted	0	—
Shares vested	0	—
Shares forfeited	0	—

Nonvested at end of period	272	$18.72

We did not grant any shares of restricted stock during the three-month and six-month periods ended June 30, 2010 and 2009. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.

(8)	Segment Information

We have two reportable segments – Truckload Transportation Services (“Truckload”) and Value Added Services (“VAS”).

The Truckload segment consists of six operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. The six operating fleets that comprise our Truckload segment are as follows: (i) the dedicated services (“Dedicated”) fleet provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the regional short-haul (“Regional”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities within four geographic regions across the United States using dry van trailers; (iii) the medium-to-long-haul van (“Van”) fleet provides comparable truckload van service over irregular routes; (iv) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and, the (v) flatbed (“Flatbed”) and (vi) temperature-controlled (“Temperature-Controlled”) fleets provide truckload services for products requiring specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $1.8 million and $1.0 million for the three-month periods ended June 30, 2010 and June 30, 2009, respectively, and $3.6 million and $2.2 million for the six-month periods ended June 30, 2010 and June 30, 2009, respectively. These non-trucking revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

The VAS segment generates the majority of our non-trucking revenues through four operating units that provide non-trucking services to our customers. These four VAS operating units are as follows: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (”Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iv) Werner Global Logistics international (“International”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes.

We generate other revenues related to third-party equipment maintenance, equipment leasing and other business activities. None of these operations meets the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the tables below. “Corporate” includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. We have no significant intersegment sales or expense transactions that would require the elimination of revenue between our segments in the tables below.

The following tables summarize our segment information (in thousands):

	Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Truckload Transportation Services	$394,563	$349,580	$755,106	$693,437
Value Added Services	65,066	50,469	126,466	97,942
Other	2,735	2,314	5,047	4,830
Corporate	1,105	688	1,925	1,350

Total	$463,469	$403,051	$888,544	$797,559

	Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Truckload Transportation Services	$32,087	$18,846	$46,635	$27,707
Value Added Services	2,346	2,791	5,430	4,524
Other	55	(31)	171	252
Corporate	1,058	404	1,574	783

Total	$35,546	$22,010	$53,810	$33,266

(9)	Subsequent Events

We performed an evaluation of Werner Enterprises, Inc. (the “Company”) activity and have concluded that as of the date these financial statements were issued, there are no material subsequent events requiring additional disclosure or recognition in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commercial Commitments

•	Off-Balance Sheet Arrangements

•	Regulations

•	Critical Accounting Policies

•	Accounting Standards

The MD&A should be read in conjunction with our 2009 Form 10-K.

Overview:

We operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our VAS segment). Although our business volume is not highly concentrated, we may also be affected by our customers’ financial difficulties or loss of customer business.

Operating revenues reported in our operating statistics table under “Results of Operations” are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the six operating fleets in the Truckload segment (Dedicated, Regional, Van, Expedited, Temperature-Controlled and Flatbed). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and International), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In second quarter 2010, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 85% of total operating revenues, and non-trucking and other operating revenues accounted for 15% of total operating revenues.

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

Our most significant resource requirements are company drivers, independent contractors, tractors, trailers and equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and independent contractor availability and the market for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims, workers’ compensation benefits and health claims for our employees (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles generated. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for second quarter 2010 to second quarter 2009, several industry-wide issues could cause costs to increase in future periods. These issues include shortages of drivers or independent contractors, increasing state unemployment tax rates, changing fuel prices, higher new truck and trailer purchase prices, tractor fleet aging which could increase supplies and maintenance expenses, compliance with new or proposed regulations and a weak used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

We provide non-trucking services primarily through the four operating units within our VAS segment. Unlike our Truckload segment, the VAS segment is less asset-intensive and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense item related to the VAS segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate VAS’s financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We generally do not have contracted long-term rates for the cost of third-party capacity.

Results of Operations:

The following operating statistics table sets forth certain industry data regarding our freight revenues and operations for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,		% Change	June 30,		% Change
	2010	2009		2010	2009
Trucking revenues, net of fuel surcharge (1)	$326,518	$310,066	5.3%	$630,186	$618,042	2.0%
Trucking fuel surcharge revenues (1)	66,245	38,506	72.0%	121,304	73,159	65.8%
Non-trucking revenues, including VAS (1)	66,842	51,446	29.9%	130,030	100,115	29.9%
Other operating revenues (1)	3,864	3,033	27.4%	7,024	6,243	12.5%

Total operating revenues (1)	$463,469	$403,051	15.0%	$888,544	$797,559	11.4%

Operating ratio (consolidated) (2)	92.3%	94.5%		93.9%	95.8%
Average monthly miles per tractor	10,222	9,874	3.5%	9,996	9,710	2.9%
Average revenues per total mile (3)	$1.470	$1.439	2.2%	$1.454	$1.439	1.0%
Average revenues per loaded mile (3)	$1.660	$1.651	0.5%	$1.645	$1.656	-0.7%
Average percentage of empty miles (4)	11.45%	12.80%	-10.5%	11.62%	13.15%	-11.6%
Average trip length in miles (loaded)	452	456	-0.9%	454	463	-1.9%
Total miles (loaded and empty) (1)	222,139	215,412	3.1%	433,454	429,582	0.9%
Average tractors in service	7,244	7,272	-0.4%	7,227	7,374	-2.0%
Average revenues per tractor per week (3)	$3,467	$3,280	5.7%	$3,353	$3,224	4.0%
Total tractors (at quarter end)
Company	6,515	6,615		6,515	6,615
Independent contractor	695	670		695	670

Total tractors	7,210	7,285		7,210	7,285

Total trailers (Truckload and Intermodal, at quarter end)	23,900	24,515		23,900	24,515

(1)	Amounts in thousands.
(2)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the
trucking	industry used to evaluate profitability.
(3)	Net of fuel surcharge revenues.
(4)	“Empty” refers to miles without trailer cargo.

The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. As described on page 11, revenues for the Truckload segment include non-trucking revenues of $1.8 million and $1.0 million for the three-month periods ended June 30, 2010 and June 30, 2009, respectively, and $3.6 million and $2.2 million for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Truckload Transportation Services (amounts in thousands)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Revenues	$394,563	100.0	$349,580	100.0	$755,106	100.0	$693,437	100.0
Operating expenses	362,476	91.9	330,734	94.6	708,471	93.8	665,730	96.0

Operating income	$32,087	8.1	$18,846	5.4	$46,635	6.2	$27,707	4.0

Higher fuel prices and higher fuel surcharge revenues increase our consolidated operating ratio and the Truckload segment’s operating ratio when fuel surcharges are reported on a gross basis as revenues versus netting against fuel expenses. Eliminating fuel surcharge revenues, which are generally a more volatile source of revenue, provides a more consistent basis for comparing the results of operations from period to period. The following table calculates the Truckload segment’s operating ratio as if fuel surcharges are excluded from revenue and instead reported as a reduction of operating expenses.

	Three Months Ended June 30,				Six Months Ended June 30,

Truckload Transportation Services (amounts in thousands)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Revenues	$394,563		$349,580		$755,106		$693,437
Less: trucking fuel surcharge revenues	66,245		38,506		121,304		73,159

Revenues, net of fuel surcharges	328,318	100.0	311,074	100.0	633,802	100.0	620,278	100.0

Operating expenses	362,476		330,734		708,471		665,730
Less: trucking fuel surcharge revenues	66,245		38,506		121,304		73,159

Operating expenses, net of fuel surcharges	296,231	90.2	292,228	93.9	587,167	92.6	592,571	95.5

Operating income	$32,087	9.8	$18,846	6.1	$46,635	7.4	$27,707	4.5

The following table sets forth the VAS segment’s non-trucking revenues, rent and purchased transportation expense, gross margin, other operating expenses and operating income. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party transportation costs), insurance, communications and utilities and other operating expense categories.

Value Added Services (amounts in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Revenues	$65,066	100.0	$50,469	100.0	$126,466	100.0	$97,942	100.0
Rent and purchased transportation expense	56,033	86.1	41,841	82.9	107,982	85.4	81,279	83.0

Gross margin	9,033	13.9	8,628	17.1	18,484	14.6	16,663	17.0
Other operating expenses	6,687	10.3	5,837	11.6	13,054	10.3	12,139	12.4

Operating income	$2,346	3.6	$2,791	5.5	$5,430	4.3	$4,524	4.6

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Operating Revenues

Operating revenues increased 15.0% for the three months ended June 30, 2010, compared to the same period of the prior year. Trucking revenues, excluding fuel surcharges, increased 5.3% due primarily to a 3.5% increase in average monthly miles per tractor and a 2.2% increase in revenue per total mile, partially offset by a 0.4% decrease in the average number of tractors in service.

Truckload freight market conditions continued to improve in second quarter 2010 compared to second quarter 2009. We continue to believe that more of the improvement in the freight market over the last six months can be attributed to a decreasing supply of truck capacity rather than rising demand, however both factors are helping the freight market improve. Our freight shipment load counts continued to strengthen throughout each month of second quarter 2010, in addition to the load count growth that occurred in February and March 2010. Daily loads accepted in our one-way truckload division in second quarter 2010 were better than second quarter 2009, 2008 and 2007 and trended similar to second quarter 2006 levels. In July 2010, we experienced a normal seasonal freight slowdown similar to prior years, but load counts were still better than July 2009, 2008 and 2007.

In first quarter 2009, we reduced the size of our Van fleet to adapt to the challenging freight market conditions. Despite recent improvements in freight market conditions, we currently intend to keep our fleet size constant at approximately 7,300 trucks.

Average revenues per loaded mile, excluding fuel surcharge, increased 0.5% from $1.651 in second quarter 2009 to $1.660 in second quarter 2010. Average revenues per total mile, excluding fuel surcharges, increased 2.2%, as our average percentage of empty miles improved from 12.80% in second quarter 2009 to 11.45% in second quarter 2010. Improved freight market conditions and our proactive fleet management decisions enabled us to be more selective with our freight choices, resulting in improved miles per truck, fewer empty miles and a better rate per mile. In addition to improved freight selection, much higher spot pricing and some contractual rate increases contributed to the improvement in our average revenues per total mile. We expect further contractual rate increases in the second half of 2010. During July 2010, spot pricing for daily transactional business (approximately 4% of total revenues) continued to improve.

Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues increased 72% to $66.2 million in second quarter 2010 from $38.5 million in second quarter 2009 because of higher average fuel prices in second quarter 2010. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty miles (which are not billable to customers), out-of-route miles, and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. In a rapidly rising fuel price market, there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel.

We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload (which includes Regional, Van and Expedited), dedicated (which includes Dedicated, Flatbed and Temperature-Controlled) and logistics (which includes the VAS segment) services.

VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues increased 28.9% to $65.1 million in second quarter 2010 from $50.5 million in second quarter 2009. Most of the revenue increase occurred in the Brokerage and International units. VAS gross margin dollars increased 4.7% to $9.0 million in second quarter 2010 from $8.6 million for the same period in 2009. The following table shows the changes in VAS shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

	Three Months Ended June 30,			% Change	Six Months Ended June 30,			% Change
	2010	2009	Difference		2010	2009	Difference
Total VAS shipments	69,978	58,843	11,135	19%	136,803	113,358	23,445	21%
Less: Non-committed shipments to Truckload segment	(26,514)	(22,708)	(3,806)	17%	(52,825)	(42,345)	(10,480)	25%

Net VAS shipments	43,464	36,135	7,329	20%	83,978	71,013	12,965	18%

Average revenue per shipment	$1,332	$1,299	$33	3%	$1,321	$1,289	$32	2%

In second quarter 2010, Brokerage revenues increased 29.1% due to an increased number of shipments and higher average revenue per shipment. Brokerage gross margin dollars grew at a lower percentage rate, and the gross margin percentage decreased 225 basis points due to the higher cost of third-party carrier capacity. Brokerage operating income dollars for second quarter 2010 increased 4.8% compared to second quarter 2009 due to the lower gross margin percentage. Intermodal revenues, gross margin percentage and operating results improved. International revenues increased significantly during second quarter 2010 compared to second quarter 2009 while the gross margin percentage and operating results decreased. Compared to first quarter 2010, International revenues, gross margin percentage and operating results declined due to a decrease in the number of higher margin shipments related to several international projects that ended during the latter part of second quarter 2010.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 92.3% for the three months ended June 30, 2010, compared to 94.5% for the three months ended June 30, 2009. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 16 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.

	Three Months Ended		Increase	Six Months Ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2010	2009	per Mile	2010	2009	per Mile
Salaries, wages and benefits	$0.577	$0.570	$0.007	$0.577	$0.585	$(0.008)
Fuel	0.352	0.265	0.087	0.350	0.252	0.098
Supplies and maintenance	0.164	0.147	0.017	0.166	0.158	0.008
Taxes and licenses	0.106	0.111	(0.005)	0.108	0.112	(0.004)
Insurance and claims	0.084	0.104	(0.020)	0.082	0.102	(0.020)
Depreciation	0.169	0.179	(0.010)	0.174	0.182	(0.008)
Rent and purchased transportation	0.161	0.138	0.023	0.158	0.137	0.021
Communications and utilities	0.015	0.018	(0.003)	0.016	0.019	(0.003)
Other	0.004	0.003	0.001	0.003	0.003	0.000

Independent contractor costs are included in rent and purchased transportation expense. Independent contractors supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). Independent contractor miles as a percentage of total miles were 12.0% for second quarter 2010 compared to 11.4% for second quarter 2009. This increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories to the rent and purchased transportation category. Due to this increase, we estimate that rent and purchased transportation expense for the Truckload segment was higher by approximately 0.8 cents per total mile, and other expense categories had offsetting decreases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.3 cents; (ii) fuel, 0.2 cents; (iii) depreciation, 0.1 cent; (iv) supplies and maintenance, 0.1 cent; and (v) taxes and licenses, 0.1 cent.

Salaries, wages and benefits in the Truckload segment increased by 0.7 cents per mile on a total-mile basis in second quarter 2010 compared to second quarter 2009. Higher expense for workers’ compensation claims and higher group health insurance costs were the primary factors contributing to the increase. Our unemployment tax expense increased slightly in second quarter 2010 from second quarter 2009 because various states in which we operate significantly raised their required unemployment tax contribution rates in 2010. Over half of the expected $2.5 million annual unemployment taxes increase occurred in first quarter 2010, and we expect small increases to continue throughout 2010. Driver salaries and non-driver salaries were essentially flat. The higher cost per mile of salaries, wages and benefits expense was partially offset by (i) lower student driver pay because we decreased the average number of active trainer teams by 22% and (ii) the shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 6.3%. VAS handled 19% more shipments in second quarter 2010, including those transferred to the Truckload segment, with only a 6.3% increase in personnel costs.

We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2010. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2010 are slightly lower than the previous policy year, due primarily to a lower premium rate per payroll dollar.

The qualified and student driver recruiting and retention markets became more competitive in second quarter 2010, due in part to the improved freight market and modified safety regulations applicable to drivers and trucking companies that are anticipated to become effective later this year. While we are not immune to changes in the driver market, we believe our position in the market today is better than in prior improving freight cycles because today over 70% of our driving jobs are in more attractive, shorter-haul Regional and Dedicated fleet operations that enable these drivers to get home more frequently. During the last two years, weakness in the construction and automotive industries, other trucking company failures and fleet reductions, and the higher national unemployment rate have aided our driver recruiting and retention efforts. These factors limited employment options for drivers and consequently improved driver availability. As economic conditions improve, however, competition for qualified drivers has increased and will likely increase further, and we are unable to predict the timing of when we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

In March 2010, the United States Congress passed health care reform legislation known as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. The legislation largely maintains employer-based health care systems, maintains Employee Retirement Income Security Act (“ERISA”) protections, and maintains state regulation under the federal framework of rules for insured businesses. Some of the key provisions of the legislation become effective beginning in 2011 (such as expanded dependent coverage, no pre-existing conditions for children, etc.), and other provisions become effective beginning in 2014. We have been working with our primary health care provider, Blue Cross Blue Shield of Nebraska, to understand, prepare for, and comply with the legislated changes. Many detailed aspects of the legislation are yet to be determined. At this time, it is difficult to estimate the cost impact to us of the recent legislation; however, we expect that our health care costs will increase in 2011 and future periods as a result of this legislation.

Fuel increased 8.7 cents per total mile for the Truckload segment due to higher average diesel fuel prices. Average diesel fuel prices were 60 cents per gallon higher in second quarter 2010 than in second quarter 2009. We experienced lower fuel prices in the first half of 2009 following the rapid fuel price decline that occurred in fourth quarter 2008, which resulted in a temporary favorable impact on net fuel costs and earnings in second quarter 2009. When fuel prices rise rapidly, a negative earnings lag occurs because the cost of fuel rises immediately and the market indexes used to determine fuel surcharges increase at a slower pace. In a period of declining fuel prices, we generally experience a temporary favorable earnings effect because fuel costs decline at a faster pace than the market indexes used to determine fuel surcharges.

We continue to employ fuel-saving measures such as (i) limiting truck engine idle time, (ii) lowering non-billable miles, (iii) utilizing aerodynamic, more fuel-efficient trucks in the company truck fleet and (iv) equipping company trucks with auxiliary power units (“APUs”) and, to a lesser extent, diesel-fired heater units. We intend to continue these and other environmentally conscious initiatives, including our active participation as a U.S. Environmental Protection Agency (“EPA”) SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

For July 2010, the average diesel fuel price per gallon was 36 cents higher than the average diesel fuel price per gallon in the same period of 2009 and 25 cents higher than in third quarter 2009.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations. One of our large fuel vendors declared bankruptcy in December 2008 and continued to operate its fuel stop locations post-bankruptcy. On July 1, 2010, this vendor’s merger with another large fuel vendor from which we also purchase fuel became effective following the sale of twenty-six fuel stop locations to a third fuel vendor. Following the merger, the number of major fuel stop vendors decreased from four to three. We purchase the majority of our fuel from these three fuel vendors. The remainder is purchased from other vendors in our predetermined fuel stop network or obtained from bulk fueling facilities we maintain at several terminal locations.

Supplies and maintenance for the Truckload segment increased 1.7 cents per total mile in second quarter 2010 compared to second quarter 2009. The higher maintenance costs resulted from an increase in the average odometer mileage of our company truck fleet and the average age of our trailer fleet. Because of the ongoing cost increases for new trucks and the weak used truck market, we are extending the replacement cycle for company-owned tractors. The average odometer miles of our company truck fleet increased 14% from June 30, 2009 to June 30, 2010, and we expect that average miles may increase beyond current levels. Increased average miles result in higher maintenance costs, including maintenance that is not covered by warranty. Extending the replacement cycle avoids higher depreciation from the more expensive trucks and offsets a portion of the increased maintenance costs.

Taxes and licenses for the Truckload segment decreased 0.5 cents on a total-mile basis in second quarter 2010 compared to second quarter 2009 due to a decrease in fuel taxes per mile resulting from a 1.4% improvement in the company truck miles per gallon (“mpg”). An improved mpg results in fewer gallons of diesel fuel purchased and consequently lower fuel taxes. The effect of the higher average miles per tractor on the fixed cost components (primarily equipment licensing fees) of this operating expense category also contributed to the per-mile expense improvement.

Insurance and claims for the Truckload segment decreased by 2.0 cents per total mile in second quarter 2010 compared to second quarter 2009. We experienced both a lower frequency and severity of claims and improved loss development on older liability claims in second quarter 2010 compared to second quarter 2009. The larger portion of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the smaller portion results from insurance premiums for high dollar claim coverage. We renewed our liability insurance policies on August 1, 2010 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2010 are slightly higher than the previous policy year, increasing less than 0.1 cents per total mile.

Depreciation expense for the Truckload segment decreased 1.0 cent per total mile in second quarter 2010 compared to second quarter 2009. This decrease was due to higher average miles per tractor (which has the effect of decreasing this fixed cost when evaluated on a per-mile basis) and declining trailer depreciation as more trailers in our fleet become fully depreciated, offset partially by an increase in the number of APUs installed on company trucks. While we incur depreciation expense on the APUs, we also incur lower fuel expense because tractors with APUs consume less fuel during periods of truck idling.

Depreciation expense was historically affected by the engine emissions standards imposed by the EPA that became effective in October 2002 and applied to all new trucks purchased after that time, resulting in increased truck purchase costs. In January 2007, a second set of more strict EPA engine emissions standards became effective for all newly manufactured truck engines. Compared to trucks with engines produced before 2007, the trucks with new engines manufactured under the 2007 standards had higher purchase prices. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines will have a higher purchase price (approximately $5,000 to $10,000 more per truck) than trucks manufactured to meet the 2007 standards but may be more fuel efficient. In late 2009, we received a small number of engines that meet the 2010 standards and began testing them in 2010. We continue testing 2010-standard engines and are evaluating available options that enable us to adapt to the 2010 standards. We currently do not expect to purchase many new trucks with 2010-standard engines in 2010. As discussed above, because of the ongoing cost increases for new trucks and the weak used truck market, we are extending the replacement cycle for company-owned tractors. As a result, we expect the average odometer miles of our company tractor fleet may increase beyond current levels.

As of June 30, 2010, 49% of the engines in our fleet of company-owned trucks were manufactured by Caterpillar. In June 2008, Caterpillar announced it would not produce on-highway engines for use in the United States that would comply with new 2010 EPA engine emissions standards but Caterpillar would continue to sell on-highway engines internationally. It is estimated that approximately one million trucks in the U.S. domestic market have Caterpillar heavy-duty engines, and Caterpillar has stated it will fully support these engines going forward.

Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 86.1% in second quarter 2010 compared to 82.9% in second quarter 2009 due to the higher cost of third-party carrier capacity.

Rent and purchased transportation for the Truckload segment increased 2.3 cents per total mile in second quarter 2010 compared to second quarter 2009 due primarily to increased fuel prices that resulted in higher reimbursements to independent contractors for fuel, and a shift to rent and purchased transportation expense from salaries, wages and benefits and several other expense categories because of the increase in independent contractor truck miles as a percentage of total miles. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and independent contractor trucks. Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.

Other operating expenses for the Truckload segment increased 0.1 cent per total mile in second quarter 2010 compared to second quarter 2009. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $0.5 million in second quarter 2010 from $0.4 million in second quarter 2009. In second quarter 2010, we sold and traded fewer used trucks, and the average gain was about the same. We sold more trailers in second quarter 2010 than in second quarter 2009 at a slightly lower average gain. The market for the sale of our used trucks and trailers remains stable but has not improved. We believe our wholly-owned subsidiary and used truck retail network, Fleet Truck Sales, is one of the larger Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading used trucks to original equipment manufacturers when purchasing new trucks. Cost increases of smaller expense items offset the improved gains, contributing to the overall increase in this expense category.

Other Expense (Income)

We recorded interest income of $0.4 million in both second quarter 2010 and second quarter 2009.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 41.8% for second quarter 2010 from 43.4% for second quarter 2009. The lower income tax rate was due primarily to higher projected income before income taxes on an annualized basis, which caused non-deductible expenses, such as driver per diem, to comprise a smaller percentage of our income before income taxes.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Operating Revenues

Operating revenues increased 11.4% for the six months ended June 30, 2010, compared to the same period of the prior year. Trucking revenues, excluding fuel surcharges, increased 2.0% due primarily to a 2.9% increase in average monthly miles per tractor and a 1.0% increase in revenue per total mile, partially offset by a 2.0% decrease in the average number of tractors in service. Our average percentage of empty miles improved from 13.15% in the first six months of 2009 to 11.62% during the same period in 2010. Fuel surcharge revenues increased 65.8% to $121.3 million in the 2010 year-to-date period from $73.2 million in the 2009 year-to-date period because of higher diesel fuel prices.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.9% for the six months ended June 30, 2010, compared to 95.8% for the same period of 2009. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 16 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

Independent contractor miles as a percentage of total miles were 12.0% for the six months ended June 30, 2010 compared to 11.5% for the six months ended June 30, 2009. This increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories to the rent and purchased transportation category. Due to this increase, we estimate that rent and purchased transportation expense for the Truckload segment was higher by approximately 0.6 cents per total mile, and other expense categories had offsetting decreases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.2 cents; (ii) fuel, 0.2 cents; (iii) depreciation, 0.1 cent; and (iv) supplies and maintenance, 0.1 cent.

Salaries, wages and benefits in the Truckload segment decreased by 0.8 cents per total mile in the 2010 year-to-date period. This decrease is primarily attributed to lower student salaries expense (average active trainer teams decreased 29%), improvement in our tractor-to-non-driver ratio and the shift to rent and purchased transportation expense from salaries, wages and benefits expense because of the increase in independent contractor miles as a percentage of total miles. We improved our tractor-to-non-driver ratio for the trucking operation by 5% during the first six months of 2010 compared to the first six months of 2009, which resulted in lower non-driver salaries per mile. These cost reductions were partially offset by higher unemployment tax expense in 2010 because various states in which we operate significantly raised their required unemployment tax contribution rates in 2010. We also experienced higher workers’ compensation and group health insurance costs during the first six months of 2010. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 3.7%. VAS handled 21% more shipments during the first six months of 2010, including those transferred to the Truckload segment, with only a 3.7% increase in personnel costs.

Fuel increased 9.8 cents per total mile for the Truckload segment in the first six months of 2010 compared to the same period in 2009 due to the higher average fuel price per gallon, offset partially by a 2.1% improvement in the company truck fleet mpg. Average diesel fuel prices were 66 cents per gallon higher in the first six months of 2010 than in the same 2009 period.

Supplies and maintenance expense for the Truckload segment increased 0.8 cents on a total mile basis in the 2010 year-to-date period when compared to the same period in 2009. Higher equipment maintenance costs, which are attributed to an increase in the average odometer mileage of our company trucks and the average age of our trailers and colder weather conditions and severe winter storms that occurred in January and February 2010, were partially offset by savings achieved in driver lodging and travel costs.

Taxes and licenses for the Truckload segment decreased 0.4 cents on a total-mile basis. This decrease is because of fuel tax savings resulting from the mpg improvement in the first six months of 2010 over the same period of 2009 and the effect of higher average miles per tractor on the fixed cost components of this operating expense category.

Insurance and claims decreased 2.0 cents on a total-mile basis for the Truckload segment due to lower frequency and severity of claims and improved loss development on older liability claims in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Depreciation for the Truckload segment decreased 0.8 cents per total mile in the 2010 year-to-date period compared to the same period in 2009. This decrease resulted from the effect of higher average miles per tractor and, to a lesser extent, more trailers becoming fully depreciated, offset partially by an increase in the number of APUs installed on company trucks.

Rent and purchased transportation for the Truckload segment increased 2.1 cents per total mile in the first six months of 2010 compared to the same period in 2009 primarily because of an increase in the fuel reimbursement paid to independent contractors (because of higher average diesel fuel prices) and the shift to rent and purchased transportation expense from salaries, wages and benefits expense and several other expense categories because of the increase in independent contractor miles as a percentage of total miles. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 85.4% in the 2010 year-to-date period from 83.0% in the 2009 year-to-date period due to the higher cost of third-party carrier capacity.

Other operating expenses for the Truckload segment were flat on a per-mile basis in the first six months of 2010 compared to the same period in 2009, as a small increase in gains on sales of assets was offset by other small cost increases. Gains on sales of assets increased to $1.6 million in the six months ended June 30, 2010 from $1.1 million in the six months ended June 30, 2009. In the 2010 year-to-date period, we realized lower average gains per truck and trailer sold compared to the 2009 year-to-date period. We sold fewer trucks and sold more trailers in the first six months of 2010 than in the same period of 2009. The market for the sale of used trucks and trailers remains stable, but has not improved.

Other Expense (Income)

We recorded interest income of $0.7 million during the six months ended June 30, 2010 compared to $0.9 million during the six months ended June 30, 2009.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 41.8% for the six months ended June 30, 2010 from 43.0% for the same period in 2009. The lower income tax rate was due primarily to higher income before income taxes on an annualized basis, which caused non-deductible expenses (such as driver per diem) to comprise a smaller percentage of our income before income taxes.

Liquidity and Capital Resources:

During the six months ended June 30, 2010, net cash provided by operating activities increased to $111.4 million, an 11.0% increase ($11.1 million) in cash flows compared to the same six-month period one year ago. The increase in net cash from operations is due primarily to (i) an $8.4 million increase in cash flows related to accounts payable, (ii) a $9.5 million increase in cash flows related to accrued payroll, (iii) a $14.8 million increase in cash flows related to other current assets, primarily related to the timing of receipts for used equipment sales and trades, and (iv) higher net income of $12.2 million. These increases in net cash from operations were offset by a $28.3 million decrease in cash flows related to accounts receivable due to shipment growth and higher fuel surcharges in June 2010, compared to declining shipments and lower fuel surcharges in June 2009. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by net short-term borrowings under our existing credit facilities.

Net cash used in investing activities for the six-month period ended June 30, 2010 increased by 102.2% ($25.3 million), from $24.8 million for the six-month period ended June 30, 2009 to $50.1 million for the six-month period ended June 30, 2010. Net property additions (primarily revenue equipment) were $52.3 million for the six-month period ended June 30, 2010, compared to $26.7 million during the same period of 2009.

As of June 30, 2010, we committed to property and equipment purchases, net of trades, of approximately $58.2 million. We currently expect our net capital expenditures (primarily revenue equipment) to be in the range of $90.0 million to $120.0 million in 2010. We intend to fund these net capital expenditures through existing cash balances, cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities used $0.4 million during the six months ended June 30, 2010 and $37.1 million during the same period in 2009. Net debt issuances and repayments were $0.0 million during the six-month period ended June 30, 2010 as compared with net debt repayments of $30.0 million during the six-month period ended June 30, 2009. We paid dividends of $7.2 million in the six months ended June 30, 2010 and June 30, 2009, and we did not purchase any common stock during either period. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends upon stock market conditions and other factors. As of June 30, 2010, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

Management believes our financial position at June 30, 2010 is strong. As of June 30, 2010, we had $79.2 million of cash and cash equivalents and $736.9 million of stockholders’ equity. Cash is invested in primarily government portfolio money market funds. We do not hold any investments in auction-rate securities. As of June 30, 2010, we had $225.0 million of available credit pursuant to two credit facilities, of which we had no outstanding borrowings. The $225.0 million of credit available under these facilities is reduced by the $43.2 million in letters of credit under which we are obligated. These letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2010.

Payments Due by Period

(in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$7.0	$0.3	$—	$—	$—	$6.7
Equipment purchase commitments	58.2	58.2	—	—	—	—

Total contractual cash obligations	$65.2	$58.5	$—	$—	$—	$6.7

Other Commercial Commitments
Unused lines of credit	$181.8	$131.8	$50.0	$—	$—	$—
Standby letters of credit	43.2	43.2	—	—	—	—

Total commercial commitments	$225.0	$175.0	$50.0	$—	$—	$—

Total obligations	$290.2	$233.5	$50.0	$—	$—	$6.7

We have committed credit facilities with two banks totaling $225.0 million that mature in May 2011 ($175.0 million) and May 2012 ($50.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of June 30, 2010, we had no borrowings outstanding under these credit facilities with banks. The credit available under these facilities is reduced by the amount of standby letters of credit under which we are obligated. The standby letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Equipment purchase commitments relate to committed equipment expenditures. As of June 30, 2010, we have recorded a $7.0 million liability for unrecognized tax benefits. We expect $0.3 million to be settled within the next twelve months and are unable to reasonably determine when the $6.7 million categorized as “period unknown” will be settled.

Off-Balance Sheet Arrangements:

As of June 30, 2010, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

Item 1 of Part I our 2009 Form 10-K includes a discussion of proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2009 Form 10-K and updated in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

The Federal Motor Carrier Safety Administration (the “FMCSA”) introduced a new safety initiative, Comprehensive Safety Analysis 2010 (“CSA 2010”), which includes many significant changes from the current safety measurement system it will replace. Under CSA 2010, the FMCSA will monitor the safety performance of both individual drivers and carriers using seven categories of data, while the current system assesses only carriers using four categories. CSA 2010 is currently being tested in several states. The FMCSA recently announced that it will begin implementing certain elements of CSA 2010 on November 30, 2010 and full implementation is anticipated to occur in 2011. The implementation of CSA 2010 may result in fewer eligible drivers and driver candidates, which may limit our ability to attract and retain qualified drivers. It may also have an adverse effect on our safety rating. We will continue to monitor any CSA 2010 developments and prepare for CSA 2010 compliance accordingly.

California adopted regulations to improve the fuel efficiency of heavy-duty tractors that pull 53-foot or longer box-type trailers within its state. The tractors and trailers subject to these regulations must either use U.S. EPA SmartWay certified tractors and trailers or retrofit their existing fleet with SmartWay verified technologies demonstrated to meet or exceed fuel savings percentages specified in the regulations. Examples of these technologies include tractor and trailer aerodynamics packages (such as tractor fairings and trailer skirts) and the use of low-rolling resistance tires on both tractors and trailers. Enforcement of these regulations for 2011 model year equipment began in January 2010 and will be phased in over several years for older equipment. In order to comply with the California Air Resources Board’s (“CARB”) fuel efficiency regulations, we submitted a large fleet compliance plan to CARB on June 30, 2010 to install skirting on our dry van trailers by certain deadlines through 2016. Going forward, we will continue monitoring our compliance with these CARB regulations.

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

Information regarding our Critical Accounting Policies can be found in our 2009 Form 10-K. Together with the effects of the matters described there, these factors may significantly impact our results of operations from period to period. The most significant accounting policies and estimates that affect our financial statements include the following:

•	Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers.

•	Impairment of long-lived assets.

•	Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation.

•	Policies for revenue recognition.

•	Accounting for income taxes.

•	Allowance for doubtful accounts.

We periodically evaluate these policies and estimates as events and circumstances change. During second quarter 2010, we changed the estimated useful lives and salvage values used for depreciating our tractors to reflect our extended replacement cycle. Previously, we generally depreciated tractors over an estimated useful life of 60 months, using an estimated salvage value equal to 25% of the cost. Beginning in second quarter 2010, we extended the estimated useful life to 80 months and reduced the estimated salvage value to $0. This change does not affect the monthly depreciation rate and thus had no effect on depreciation expense recorded in the period, but allows depreciation expense to continue beyond 60 months in recognition of our current plans to extend the replacement cycle for tractors. There have been no other material changes to these critical accounting policies and estimates from those discussed in our 2009 Form 10-K.

Accounting Standards:

In the descriptions under “New Accounting Pronouncements Adopted” and “Accounting Standards Updates Not Yet Effective” that follow, references in quotations identify guidance and Accounting Standards Updates relating to the topics and subtopics (and their descriptive titles, as appropriate) of the Accounting Standards CodificationTM of the Financial Accounting Standards Board.

New Accounting Pronouncements Adopted

We did not adopt any new accounting pronouncements during second quarter 2010.

Accounting Standards Updates Not Yet Effective

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update (i) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation and (v) expands the ongoing disclosure requirements. This update is effective for us beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position, results of operations and cash flows when it becomes effective in 2011.

Other Accounting Standards Updates not effective until after June 30, 2010 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of June 30, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange income or losses. Foreign currency translation income and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $0.8 million for second quarter 2010 and income was $2.2 million for second quarter 2009. Such losses and income were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk

We had no debt outstanding at June 30, 2010. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of June 30, 2010, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the SEC within the required time period.

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

On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of June 30, 2010, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the second quarter of 2010 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.1	Named Executive Officer Compensation	Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Item 5.02 of the Company’s Current Report on Form 8-K dated May 10, 2010

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

*	Pursuant to applicable federal securities rules and regulations, the Company has complied with the reporting obligation relating to the submission of interactive data files in such exhibits. Therefore, the Company is not subject to liability under any anti-fraud provisions of the federal securities laws if the Company (i) makes a good faith attempt to comply with the interactive data file submission and posting requirements and (ii) upon becoming aware that any such data file fails to comply with such requirements, promptly amends any noncompliant data file. The Company is also not subject to the liability and anti-fraud provisions of the federal securities laws if an error or omission in an electronic filing results solely from electronic transmission errors beyond the filer’s control and, upon becoming aware of such error or omission, the filer corrects the error or omission by filing an electronic amendment as soon as reasonably practicable. Users of this data are advised that the interactive data files are furnished and not filed, are not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under such mentioned sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date:	August 5, 2010	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and
Chief Financial Officer

Date:	August 5, 2010	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting
Officer and Corporate Secretary