Form 10-Q
period 2010-09-30
WERNER ENTERPRISES INC
filed 2010-11-04
CIK 793074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[Mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, 72,627,998 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

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

Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our 2009 Form 10-K.

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2010	2009
(In thousands, except per share amounts)	(Unaudited)
Operating revenues	$463,262	$429,273

Operating expenses:
Salaries, wages and benefits	134,255	130,885
Fuel	75,986	66,001
Supplies and maintenance	40,730	34,403
Taxes and licenses	23,197	23,665
Insurance and claims	15,998	20,016
Depreciation	37,092	37,708
Rent and purchased transportation	91,795	79,948
Communications and utilities	4,013	3,841
Other	51	1

Total operating expenses	423,117	396,468

Operating income	40,145	32,805

Other expense (income):
Interest expense	5	3
Interest income	(432)	(418)
Other	(84)	(100)

Total other expense (income)	(511)	(515)

Income before income taxes	40,656	33,320

Income taxes	16,498	14,328

Net income	$24,158	$18,992

Earnings per share:
Basic	$0.33	$0.26

Diluted	$0.33	$0.26

Dividends declared per share	$0.050	$0.050

Weighted-average common shares outstanding:
Basic	72,549	71,701

Diluted	72,922	72,110

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
	2010	2009
(In thousands, except per share amounts)	(Unaudited)
Operating revenues	$1,351,806	$1,226,832

Operating expenses:
Salaries, wages and benefits	396,892	393,456
Fuel	228,319	174,777
Supplies and maintenance	117,418	105,627
Taxes and licenses	70,214	72,022
Insurance and claims	51,705	64,272
Depreciation	112,848	117,016
Rent and purchased transportation	268,361	220,276
Communications and utilities	11,256	12,232
Other	838	1,083

Total operating expenses	1,257,851	1,160,761

Operating income	93,955	66,071

Other expense (income):
Interest expense	17	82
Interest income	(1,124)	(1,344)
Other	(128)	(352)

Total other expense (income)	(1,235)	(1,614)

Income before income taxes	95,190	67,685

Income taxes	39,266	29,105

Net income	$55,924	$38,580

Earnings per share:

Basic	$0.77	$0.54

Diluted	$0.77	$0.54

Dividends declared per share	$0.150	$0.150

Weighted-average common shares outstanding:
Basic	72,279	71,619

Diluted	72,747	72,027

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
(In thousands, except share amounts)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$94,848	$18,430
Accounts receivable, trade, less allowance of $9,203 and $9,167, respectively	201,485	180,740
Other receivables	9,302	10,366
Inventories and supplies	12,828	12,725
Prepaid taxes, licenses and permits	6,412	14,628
Income taxes receivable	14,726	3,991
Current deferred income taxes	24,701	24,808
Other current assets	25,876	18,816

Total current assets	390,178	284,504

Property and equipment	1,577,453	1,580,711
Less – accumulated depreciation	731,055	708,809

Property and equipment, net	846,398	871,902

Other non-current assets	11,737	16,603

Total assets	$1,248,313	$1,173,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$59,185	$47,056
Insurance and claims accruals	63,370	65,667
Accrued payroll	23,288	17,567
Other current liabilities	16,635	16,451

Total current liabilities	162,478	146,741

Other long-term liabilities	9,551	8,760

Insurance and claims accruals, net of current portion	117,750	113,500

Deferred income taxes	195,280	199,358

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 72,627,998 and 71,896,512 shares outstanding, respectively	805	805
Paid-in capital	91,359	92,389
Retained earnings	823,961	778,890
Accumulated other comprehensive income (loss)	(4,071)	(5,556)
Treasury stock, at cost; 7,905,538 and 8,637,024 shares, respectively	(148,800)	(161,878)

Total stockholders’ equity	763,254	704,650

Total liabilities and stockholders’ equity	$1,248,313	$1,173,009

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
(In thousands)	(Unaudited)
Cash flows from operating activities:
Net income	$55,924	$38,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112,848	117,016
Deferred income taxes	(4,410)	(6,451)
Gain on disposal of property and equipment	(3,086)	(1,934)
Stock-based compensation	964	905
Insurance claims accruals, net of current portion	4,250	0
Other	1,539	(405)
Changes in certain working capital items:
Accounts receivable, net	(20,745)	5,546
Other current assets	(4,797)	17,261
Accounts payable	8,558	(3,578)
Other current liabilities	4,202	2,366

Net cash provided by operating activities	155,247	169,306

Cash flows from investing activities:
Additions to property and equipment	(119,660)	(140,292)
Retirements of property and equipment	36,563	63,543
Decrease in notes receivable	3,299	3,200

Net cash used in investing activities	(79,798)	(73,549)

Cash flows from financing activities:
Repayments of short-term debt	(10,000)	(30,000)
Proceeds from issuance of short-term debt	10,000	0
Dividends on common stock	(10,816)	(10,737)
Stock options exercised	7,685	1,431
Excess tax benefits from exercise of stock options	3,399	705

Net cash provided by (used in) financing activities	268	(38,601)

Effect of foreign exchange rate fluctuations on cash	701	(30)
Net increase in cash and cash equivalents	76,418	57,126
Cash and cash equivalents, beginning of period	18,430	48,624

Cash and cash equivalents, end of period	$94,848	$105,750

Supplemental disclosures of cash flow information:
Interest paid	$17	$137
Income taxes paid	$51,022	$24,508
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of revenue equipment	$3,507	$1,573

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Summary of Significant Accounting Policies

Property, Equipment, and Depreciation

During second quarter 2010, we changed the estimated useful lives and salvage values used for depreciating our tractors to reflect our extended replacement cycle. Previously, we generally depreciated tractors over an estimated useful life of 60 months, using an estimated salvage value equal to 25% of the cost. Beginning in second quarter 2010, we extended the estimated useful life to 80 months and reduced the estimated salvage value to $0. This change does not affect the monthly depreciation rate and thus had no effect on depreciation expense recorded in any of the periods reported, but allows depreciation expense to continue beyond 60 months in recognition of our current plans to extend the replacement cycle for tractors.

(2)	Comprehensive Income

Other than our net income, our only other source of comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income (loss) from foreign currency translation adjustments was income of $1,058,000 for the three-month period ended September 30, 2010 and a loss of $614,000 for the same period ended September 30, 2009. Such comprehensive income (loss) was income of $1,485,000 for the nine-month period ended September 30, 2010 and a loss of $3,000 for the same period ended September 30, 2009.

(3)	Credit Facilities

As of September 30, 2010, we have committed credit facilities with two banks totaling $225.0 million that mature in May 2011 ($175.0 million) and May 2012 ($50.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of September 30, 2010, we had no borrowings outstanding under these credit facilities with banks. The $225.0 million of credit available under these facilities is reduced by $41.2 million in letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At September 30, 2010, we were in compliance with these covenants.

(4)	Income Taxes

For the three-month and nine-month periods ended September 30, 2010, there were no material changes to the total amount of unrecognized tax benefits. We accrued no interest benefit or expense during the three-month period and an interest benefit of $0.3 million during the nine-month period ended September 30, 2010. Our total gross liability for unrecognized tax benefits at September 30, 2010 is $7.1 million. If recognized, $4.5 million of unrecognized tax benefits would impact our effective tax rate. Interest of $2.9 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2006 through 2009 are open for examination by the Internal Revenue Service

(“IRS”), and various years are open for examination by state and foreign tax authorities. In May 2010, the IRS began an audit of the 2007 and 2008 federal income tax years. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(5)	Commitments and Contingencies

As of September 30, 2010, we have committed to property and equipment (primarily revenue equipment) purchases, net of trades, of approximately $56.5 million.

We are involved in certain claims and pending litigation arising in the normal course of business. At this time, management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

(6)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock awards. There are no differences in the numerators of our computations of basic and diluted earnings per share for any period presented. The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$24,158	$18,992	$55,924	$38,580

Weighted-average common shares outstanding	72,549	71,701	72,279	71,619
Dilutive effect of stock-based awards	373	409	468	408

Shares used in computing diluted earnings per share	72,922	72,110	72,747	72,027

Basic earnings per share	$0.33	$0.26	$0.77	$0.54

Diluted earnings per share	$0.33	$0.26	$0.77	$0.54

Options to purchase shares of common stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Number of options	0	614,969	0	904,469
Range of option purchase prices	—	$18.33-$20.36	—	$17.18-$20.36

(7)	Stock-Based Compensation

Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Compensation Committee of our Board of Directors determines the type of award, recipients, number of shares subject to each award and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of September 30, 2010, there were 8,313,757 shares available for granting additional awards.

We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense was $0.5 million for the three-month period ended September 30, 2010 and $0.3 million for the same period in 2009, and was $1.0 million for the nine-month period ended September 30, 2010 and $0.9 million for the same period in 2009. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $0.2 million for the three-month period ended September 30, 2010 and $0.1 million for the same period in 2009, and was $0.4 million for the nine-month periods ended September 30, 2010 and September 30, 2009. As of September 30, 2010, the total unrecognized compensation cost related to nonvested stock-based compensation awards was approximately $5.0 million and is expected to be recognized over a weighted average period of 2.0 years.

We do not have a formal policy for issuing shares upon an exercise of stock options or vesting of restricted stock, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on stock market conditions and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for stock-based compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock-based compensation during 2010.

Stock Options

Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

The following table summarizes stock option activity for the nine months ended September 30, 2010:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	2,069	$14.95
Options granted	0	—
Options exercised	(731)	$10.51
Options forfeited	(4)	$19.09
Options expired	(2)	$20.36

Outstanding at end of period	1,332	$17.36	5.09	$4,162

Exercisable at end of period	838	$17.22	3.80	$2,742

We did not grant any stock options during the three-month and nine-month periods ended September 30, 2010 and September 30, 2009. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $3.8 million and $1.8 million for the three-month periods ended September 30, 2010 and September 30, 2009, respectively, and $9.0 million and $1.8 million for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively.

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

The following table summarizes restricted stock activity for the nine months ended September 30, 2010:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	272	$18.72
Shares granted	0	—
Shares vested	0	—
Shares forfeited	0	—

Nonvested at end of period	272	$18.72

We did not grant any shares of restricted stock during the three-month and nine-month periods ended September 30, 2010 and 2009. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.

(8)	Segment Information

We have two reportable segments – Truckload Transportation Services (“Truckload”) and Value Added Services (“VAS”).

The Truckload segment consists of six operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. The six operating fleets that comprise our Truckload segment are as follows: (i) the dedicated services (“Dedicated”) fleet provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the regional short-haul (“Regional”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities within four geographic regions across the United States using dry van trailers; (iii) the medium-to-long-haul van (“Van”) fleet provides comparable truckload van service over irregular routes; (iv) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and, the (v) flatbed (“Flatbed”) and (vi) temperature-controlled (“Temperature-Controlled”) fleets provide truckload services for products requiring specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $2.9 million and $0.8 million for the three-month periods ended September 30, 2010 and September 30, 2009, respectively, and $6.5 million and $3.0 million for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively. These non-trucking revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

The VAS segment generates the majority of our non-trucking revenues through four operating units that provide non-trucking services to our customers. These four VAS operating units are as follows: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (“Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iv) Werner Global Logistics international (“International”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes.

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

The following tables summarize our segment information (in thousands):

	Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Truckload Transportation Services	$395,417	$369,610	$1,150,523	$1,063,047
Value Added Services	64,683	57,685	191,149	155,627
Other	2,262	930	7,309	5,760
Corporate	900	1,048	2,825	2,398

Total	$463,262	$429,273	$1,351,806	$1,226,832

	Operating Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Truckload Transportation Services	$37,275	$30,299	$83,910	$58,006
Value Added Services	2,813	3,805	8,243	8,329
Other	(693)	(1,325)	(522)	(1,073)
Corporate	750	26	2,324	809

Total	$40,145	$32,805	$93,955	$66,071

(9)	Subsequent Events

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

Operating revenues reported in our operating statistics table under “Results of Operations” are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the six operating fleets in the Truckload segment (Dedicated, Regional, Van, Expedited, Temperature-Controlled and Flatbed). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and International), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In third quarter 2010, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 85% of total operating revenues, and non-trucking and other operating revenues accounted for 15% of total operating revenues.

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

Our most significant resource requirements are company drivers, independent contractors, tractors, trailers and equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and independent contractor availability and the market for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims; workers’ compensation benefits; and employee health claims (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles generated. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for third quarter 2010 to third quarter 2009, several industry-wide issues could cause costs to increase in future periods. These issues include shortages of drivers or independent contractors, increasing state unemployment tax rates, changing fuel prices, higher new truck and trailer purchase prices, tractor fleet aging which could increase supplies and maintenance expenses, compliance with new or proposed regulations and a weak used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

Results of Operations:

The following operating statistics table sets forth certain industry data regarding our freight revenues and operations for the periods indicated.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Trucking revenues, net of fuel surcharge (1)	$329,200	$319,291	3.1%	$959,386	$937,333	2.4%
Trucking fuel surcharge revenues (1)	63,271	49,477	27.9%	184,575	122,636	50.5%
Non-trucking revenues, including VAS (1)	67,593	58,499	15.5%	197,623	158,614	24.6%
Other operating revenues (1)	3,198	2,006	59.4%	10,222	8,249	23.9%

Total operating revenues (1)	$463,262	$429,273	7.9%	$1,351,806	$1,226,832	10.2%

Operating ratio (consolidated) (2)	91.3%	92.4%		93.1%	94.6%
Average monthly miles per tractor	10,085	10,184	-1.0%	10,026	9,866	1.6%
Average revenues per total mile (3)	$1.500	$1.440	4.2%	$1.469	$1.439	2.1%
Average revenues per loaded mile (3)	$1.690	$1.637	3.2%	$1.660	$1.650	0.6%
Average percentage of empty miles (4)	11.29%	12.01%	-6.0%	11.51%	12.76%	-9.8%
Average trip length in miles (loaded)	432	463	-6.7%	446	463	-3.7%
Total miles (loaded and empty) (1)	219,527	221,675	-1.0%	652,981	651,257	0.3%
Average tractors in service	7,256	7,256	0.0%	7,237	7,334	-1.3%
Average revenues per tractor per week (3)	$3,490	$3,385	3.1%	$3,399	$3,277	3.7%
Total tractors (at quarter end)
Company	6,660	6,635		6,660	6,635
Independent contractor	690	690		690	690

Total tractors	7,350	7,325		7,350	7,325
Total trailers (Truckload and Intermodal, at quarter end)	24,060	24,310		24,060	24,310

(1)	Amounts in thousands.
(2)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3)	Net of fuel surcharge revenues.
(4)	“Empty” refers to miles without trailer cargo.

The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. As described on page 12, revenues for the Truckload segment include non-trucking revenues of $2.9 million and $0.8 million for the three-month periods ended September 30, 2010 and September 30, 2009, respectively, and $6.5 million and $3.0 million for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Truckload Transportation Services (amounts in thousands)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Revenues	$395,417	100.0	$369,610	100.0	$1,150,523	100.0	$1,063,047	100.0
Operating expenses	358,142	90.6	339,311	91.8	1,066,613	92.7	1,005,041	94.5

Operating income	$37,275	9.4	$30,299	8.2	$83,910	7.3	$58,006	5.5

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Truckload Transportation Services (amounts in thousands)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Revenues	$395,417		$369,610		$1,150,523		$1,063,047
Less: trucking fuel surcharge revenues	63,271		49,477		184,575		122,636

Revenues, net of fuel surcharges	332,146	100.0	320,133	100.0	965,948	100.0	940,411	100.0

Operating expenses	358,142		339,311		1,066,613		1,005,041
Less: trucking fuel surcharge revenues	63,271		49,477		184,575		122,636

Operating expenses, net of fuel surcharges	294,871	88.8	289,834	90.5	882,038	91.3	882,405	93.8

Operating income	$37,275	11.2	$30,299	9.5	$83,910	8.7	$58,006	6.2

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Value Added Services (amounts in thousands)	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Revenues	$64,683	100.0	$57,685	100.0	$191,149	100.0	$155,627	100.0
Rent and purchased transportation expense	55,032	85.1	47,840	82.9	163,014	85.3	129,119	83.0

Gross margin	9,651	14.9	9,845	17.1	28,135	14.7	26,508	17.0
Other operating expenses	6,838	10.6	6,040	10.5	19,892	10.4	18,179	11.7

Operating income	$2,813	4.3	$3,805	6.6	$8,243	4.3	$8,329	5.3

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Operating Revenues

Operating revenues increased 7.9% for the three months ended September 30, 2010, compared to the same period of the prior year. Trucking revenues, excluding fuel surcharges, increased 3.1% due primarily to a 4.2% increase in revenue per total mile, partially offset by a 1.0% decrease in average monthly miles per tractor.

Truckload freight market trends continued to be good in third quarter 2010 and were better than those in third quarter 2009; however, they were not as strong as second quarter 2010. Freight trends in October have softened from third quarter 2010, although we believe larger shippers in our network may be shifting freight volumes to large carriers in an effort to secure capacity going into 2011. We believe the freight demand softening is driven more by smaller company shippers being more cautious with their inventory and overall volume projections.

We reduced the size of our Van fleet to 7,375 total trucks in first quarter 2009 to adapt to the challenging freight market conditions, and we ended third quarter 2010 with 7,325 total trucks. Average trucks in service in third quarter 2010 were the same as in third quarter 2009 at 7,256 trucks. We remain committed to maintaining our total truck count at approximately 7,300 trucks. Our primary objectives are to expand our margins and improve our returns on assets, equity and capital, while providing our expanded portfolio of services for our customers.

Average revenues per loaded mile, excluding fuel surcharge, increased 3.2% from $1.637 in third quarter 2009 to $1.690 in third quarter 2010. Average revenues per total mile, excluding fuel surcharges, increased 4.2%, as our average percentage of empty miles improved from 12.01% in third quarter 2009 to 11.29% in third quarter 2010. Improved freight market conditions and our proactive fleet management decisions enabled us to be more selective with our freight choices, resulting in fewer empty miles and a better rate per mile. In addition to improved freight selection, higher spot market rates and rising contractual pricing contributed to the improvement in our average revenues per total mile.

Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues increased 27.9% to $63.3 million in third quarter 2010 from $49.5 million in third quarter 2009 because of higher average fuel prices in third quarter 2010. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty miles (which are not billable to customers), out-of-route miles and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. In a rapidly rising fuel price market, there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel.

We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload (which includes Regional, medium-to-long-haul Van and Expedited), specialized (which includes Dedicated, Flatbed and Temperature-Controlled) and logistics (which includes the VAS segment) services.

VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues increased 12.1% to $64.7 million in third quarter 2010 from $57.7 million in third quarter 2009. Most of the revenue increase occurred in the Brokerage and International units. VAS gross margin dollars decreased 2.0% to $9.7 million in third quarter 2010 from $9.8 million for the same period in 2009. The following table shows the changes in VAS shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

	Three Months Ended September 30,			% Change	Nine Months Ended September 30,			% Change
	2010	2009	Difference		2010	2009	Difference
Total VAS shipments	63,709	64,679	(970)	(1)%	200,512	178,037	22,475	13%
Less: Non-committed shipments to Truckload segment	(20,436)	(25,290)	4,854	(19)%	(73,261)	(67,635)	(5,626)	8%

Net VAS shipments	43,273	39,389	3,884	10%	127,251	110,402	16,849	15%

Average revenue per shipment	$1,372	$1,325	$47	4%	$1,337	$1,302	$35	3%

In third quarter 2010, Brokerage revenues increased 16.1% due to an increased number of shipments and higher average revenue per shipment. Brokerage gross margin dollars grew at a lower percentage rate, and the gross margin percentage decreased approximately 130 basis points due to the higher cost of third-party carrier capacity compared to third quarter 2009; however, the Brokerage gross margin percentage improved sequentially from second quarter 2010 to third quarter 2010 by approximately 70 basis points. Brokerage operating income dollars for third quarter 2010 increased 2.0% compared to third quarter 2009 due primarily to higher revenues offset mostly by the lower gross margin percentage. Intermodal revenues, gross margin percentage and operating results improved during third quarter 2010 when compared to third quarter 2009. International revenues increased during third quarter 2010 compared to third quarter 2009 while the gross margin percentage and operating results decreased significantly due to a decrease in the number of higher margin shipments related to several international projects that ended during the latter part of second quarter 2010. Compared to second quarter 2010, International revenues, gross margin percentage and operating results showed improvement.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.3% for the three months ended September 30, 2010, compared to 92.4% for the three months ended September 30, 2009. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.

	Three Months Ended		Increase	Nine Months Ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2010	2009	per Mile	2010	2009	per Mile
Salaries, wages and benefits	$0.583	$0.564	$0.019	$0.579	$0.579	$0.000
Fuel	0.345	0.297	0.048	0.349	0.267	0.082
Supplies and maintenance	0.174	0.144	0.030	0.168	0.153	0.015
Taxes and licenses	0.105	0.107	(0.002)	0.107	0.110	(0.003)
Insurance and claims	0.072	0.090	(0.018)	0.078	0.098	(0.020)
Depreciation	0.169	0.166	0.003	0.173	0.177	(0.004)
Rent and purchased transportation	0.167	0.144	0.023	0.161	0.139	0.022
Communications and utilities	0.018	0.017	0.001	0.017	0.018	(0.001)
Other	(0.002)	0.002	(0.004)	0.001	0.002	(0.001)

Independent contractor costs are included in rent and purchased transportation expense. Independent contractors supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). Independent contractor miles as a percentage of total miles were 12.1% for third quarter 2010 compared to 11.6% for third quarter 2009. This increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories to the rent and purchased transportation category. Due to this increase, we estimate that rent and purchased transportation expense for the Truckload segment was higher by approximately 0.6 cents per total mile, and other expense categories had offsetting decreases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.3 cents; (ii) fuel, 0.2 cents; (iii) depreciation, 0.1 cent; (iv) supplies and maintenance, 0.1 cent; and (v) taxes and licenses, 0.1 cent.

Salaries, wages and benefits in the Truckload segment increased by 1.9 cents per mile on a total-mile basis in third quarter 2010 compared to third quarter 2009. Driver salaries increased 0.9 cents per mile on a total-mile basis, resulting primarily from higher safety-incentive pay and slightly higher discretionary pay. The increase of 0.4 cents per mile in non-driver salaries for the trucking operations can be attributed to pay increases, higher stock-based compensation expense and lower miles per truck (which has the effect of increasing costs of a fixed nature when evaluated on a per-mile basis). Higher expense for workers’ compensation claims also contributed to the increase in salaries, wages and benefits, resulting primarily from increased negative loss development on existing claims and an increased frequency and cost of new claims. Group health insurance costs remained high in third quarter 2010 but were also high in third quarter 2009, resulting in little change. Our unemployment tax expense increased by $0.3 million in third quarter 2010 from third quarter 2009 because various states in which we operate significantly raised their required unemployment tax contribution rates in 2010. Year-to-date in 2010, we have incurred an additional $2.1 million of unemployment tax expense compared to the same period of 2009. We expect a small year-over-year increase in fourth quarter 2010 similar to the increase in third quarter 2010. The higher cost per mile of salaries, wages and benefits expense for third quarter 2010 compared to third quarter 2009 was partially offset by the shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 5.7% from third quarter 2009 to third quarter 2010. VAS handled 1% fewer shipments in third quarter 2010 compared to the same period in 2009, including those transferred to the Truckload segment, but the net shipments retained by VAS increased by 10%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2010. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2010 are slightly lower than the previous policy year, due primarily to a lower premium rate per payroll dollar.

The driver recruiting and retention market became more competitive in second quarter 2010, and that trend continued in third quarter 2010. Generally, higher national unemployment rates, weakness in the construction and automotive industries and other trucking companies’ failures and fleet reductions aid our recruiting and retention efforts. These factors generally limit employment options for drivers and consequently improve driver availability. We believe, however, that an improved freight market, extended unemployment benefit payment programs and anticipated trucking industry safety regulations are tightening driver supply. During third quarter 2010, we implemented proactive measures that successfully improved our driver recruitment and retention despite the competitive driver market. While we are not immune to changes in the driver market, we continue to believe our position in the current market is better than that of many competitors because over 70% of our driving jobs are in more attractive, shorter-haul Regional and Dedicated fleet operations that enable these drivers to get home more frequently. As economic conditions improve, however, competition for qualified drivers has increased and will likely increase further, and we are unable to predict the timing of when we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

In March 2010, the United States Congress passed health care reform legislation known as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. The legislation largely maintains employer-based health care systems, Employee Retirement Income Security Act (“ERISA”) protections and state regulation under the federal framework of rules for insured businesses. Some key provisions of the legislation become effective in 2011 (such as expanded dependent coverage and the elimination of pre-existing conditions for children), and other provisions later become effective in 2014. We have been working with our primary health care provider, Blue Cross Blue Shield of Nebraska, to understand, prepare for and comply with the legislated changes. Many detailed aspects of the legislation are yet to be determined. At this time, it is difficult to estimate the potential cost impact on us; however, we estimate that our health care costs will increase approximately 3% in 2011 as a result of this legislation, not considering health care inflation which has been increasing at a rate of 6-8% per year. We cannot assure that such estimated cost increases will be more or less as more regulatory provisions are determined and become effective.

Fuel increased 4.8 cents per total mile for the Truckload segment due to higher average diesel fuel prices. Average diesel fuel prices were 31 cents per gallon higher in third quarter 2010 than in third quarter 2009.

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

For October 2010, the average diesel fuel price per gallon was 33 cents higher than the average diesel fuel price per gallon in the same period of 2009 and 31 cents higher than in fourth quarter 2009.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations. One of our large fuel vendors declared bankruptcy in December 2008 and continued to operate its fuel stop locations post-bankruptcy. On July 1, 2010, this vendor’s merger with another large fuel vendor from which we also purchase fuel became effective following the sale of twenty-six fuel stop locations to a third fuel vendor. Following the merger, the number of major fuel stop vendors decreased from four to three. We purchase the majority of our fuel from these three fuel vendors. The remainder is purchased from other vendors in our predetermined fuel stop network or obtained from bulk fueling facilities we maintain at several terminal locations.

Supplies and maintenance for the Truckload segment increased 3.0 cents per total mile in third quarter 2010 compared to third quarter 2009. The higher maintenance costs resulted primarily from an increase in the average odometer mileage of our company truck fleet and the average age of our trailer fleet. Because of the ongoing cost increases for new trucks and the weak used truck market, we extended the replacement cycle for company-owned tractors in second quarter 2010. The average odometer miles of our company truck fleet increased 5.2% from September 30, 2009 to September 30, 2010 as a result of the extended replacement cycle, and we anticipate that average miles may increase beyond current levels. Increased average miles result in higher maintenance costs, including maintenance that is not covered by warranty. Extending the replacement cycle also results in more tires being purchased and expensed as replacement tires, rather than capitalized as part of the equipment cost when new trucks are placed in service. Extending the replacement cycle avoids higher depreciation from the more expensive trucks and offsets a portion of the increased maintenance costs. We have also begun to incur higher maintenance expenses on APUs, which (along with the depreciation expense on the units) partially offsets the resulting lower fuel expense incurred.

Insurance and claims for the Truckload segment decreased by 1.8 cents per total mile in third quarter 2010 compared to third quarter 2009. We experienced a significantly lower severity of claims and a slightly lower frequency of claims and, to a lesser extent, improved loss development on older liability claims in third quarter 2010 compared to third quarter 2009. The larger portion of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the smaller portion results from insurance premiums for high dollar claim coverage. We renewed our liability insurance policies on August 1, 2010 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2010 are slightly higher than the previous policy year, increasing less than 0.1 cents per total mile.

Depreciation expense did not change significantly from third quarter 2009 to third quarter 2010. Depreciation expense was historically affected by two changes to engine emissions standards imposed by the EPA that became effective in October 2002 and in January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with the 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price (approximately $5,000 to $10,000 more per truck) than trucks manufactured to meet the 2007 standards but may be more fuel efficient. In late 2009, we received a small number of engines that meet the 2010 standards and began testing them in 2010. We continue testing 2010-standard engines and are evaluating available options that enable us to adapt to the 2010 standards. We began buying a limited number of new trucks with 2010-standard engines to replace older trucks we sell or trade. We remain committed to balancing the ongoing investment required to maintain a best-in-class fleet with achieving a low operating cost model. Thus, as stated above, because of the ongoing cost increases for new trucks and the weak used truck market, we extended the replacement cycle for company-owned tractors.

As of September 30, 2010, 47% of the engines in our fleet of company-owned trucks were manufactured by Caterpillar. In September 2008, Caterpillar announced it would not produce on-highway engines for use in the United States that would comply with new 2010 EPA engine emissions standards but Caterpillar would continue to sell on-highway engines internationally. In 2008, it was estimated that approximately one million trucks in the U.S. domestic market have Caterpillar heavy-duty engines, and Caterpillar has stated it will fully support these engines going forward.

Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 85.1% in third quarter 2010 compared to 82.9% in third quarter 2009 due to the higher cost of third-party carrier capacity.

Rent and purchased transportation for the Truckload segment increased 2.3 cents per total mile in third quarter 2010 compared to third quarter 2009 due primarily to increased fuel prices that resulted in higher reimbursements to independent contractors for fuel, as well as a shift to rent and purchased transportation expense from salaries, wages and benefits and several other expense categories because of the increase in independent contractor truck miles as a percentage of total miles. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and independent contractor trucks. Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.

Other operating expenses for the Truckload segment decreased 0.4 cents per total mile in third quarter 2010 compared to third quarter 2009. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $1.4 million in third quarter 2010 from $0.9 million in third quarter 2009 and $0.5 million in second quarter 2010. The market for the sale of used trucks and, to a lesser extent, trailers began to improve in third quarter 2010 compared to second quarter 2010, and we realized higher average gains per truck and sold more trailers. We believe our wholly-owned subsidiary and used truck retail network, Fleet Truck Sales, is one of the larger Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading used trucks to original equipment manufacturers when purchasing new trucks.

Other Expense (Income)

We recorded interest income of $0.4 million in third quarter 2010 and third quarter 2009.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 40.6% for third quarter 2010 from 43.0% for third quarter 2009. The lower income tax rate was due primarily to higher projected income before income taxes on an annualized basis, which caused non-deductible expenses, such as driver per diem, to comprise a smaller percentage of our income before income taxes.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Operating Revenues

Operating revenues increased 10.2% for the nine months ended September 30, 2010 compared to the same period of the prior year. Trucking revenues, excluding fuel surcharges, increased 2.4% due primarily to a 2.1% increase in revenue per total mile and a 1.6% increase in average monthly miles per tractor, partially offset by a 1.3% decrease in the average number of tractors in service. Our average percentage of empty miles improved from 12.76% in the first nine months of 2009 to 11.51% during the same period in 2010. Fuel surcharge revenues increased 50.5% to $184.6 million in the 2010 year-to-date period from $122.6 million in the 2009 year-to-date period because of higher diesel fuel prices.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.1% for the nine months ended September 30, 2010 compared to 94.6% for the same period of 2009. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

Independent contractor miles as a percentage of total miles were 12.0% for the nine months ended September 30, 2010 compared to 11.5% for the nine months ended September 30, 2009. This increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories to the rent and purchased transportation category. Due to this increase, we estimate that rent and purchased transportation expense for the Truckload segment was higher by approximately 0.6 cents per total mile, and other expense categories had offsetting decreases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.2 cents; (ii) fuel, 0.2 cents; (iii) depreciation, 0.1 cent; and (iv) supplies and maintenance, 0.1 cent.

Salaries, wages and benefits expense in the Truckload segment was flat on a total-mile basis in the 2010 year-to-date period. We experienced increases in (i) expense for workers’ compensation claims because of higher negative loss development on existing claims and a higher cost of new claims and (ii) unemployment tax expense, because various states in which we operate significantly raised their required unemployment tax contribution rates for 2010. These increases were offset by lower student driver pay because we decreased the average number of active trainer teams by 23%. Non-driver salaries, wages and benefits expense in the non-trucking VAS segment increased 4.4%. VAS handled 13% more shipments during the first nine months of 2010, including those transferred to the Truckload segment, and net shipments retained by VAS increased by 15%.

Fuel increased 8.2 cents per total mile for the Truckload segment in the first nine months of 2010 compared to the same period in 2009 due to the higher average fuel price per gallon, offset partially by a 1.2% improvement in miles per gallon in the company truck fleet. Average diesel fuel prices were 54 cents per gallon higher in the first nine months of 2010 than in the same 2009 period.

Supplies and maintenance expense for the Truckload segment increased 1.5 cents on a total mile basis in the 2010 year-to-date period when compared to the same period in 2009. Higher equipment maintenance costs, which are attributed to increases in the average odometer mileage of our company trucks and the average age of our trailers, as well as colder weather conditions and severe winter storms that occurred in January and February 2010, were partially offset by savings achieved in driver lodging and travel costs.

Taxes and licenses for the Truckload segment decreased 0.3 cents on a total-mile basis. This decrease is because of fuel tax savings resulting from the miles per gallon improvement in the first nine months of 2010 over the same period of 2009 and the effect of higher average miles per tractor on the fixed cost components of this operating expense category.

Insurance and claims decreased 2.0 cents on a total-mile basis for the Truckload segment due to lower severity and frequency of claims and improved loss development on older liability claims in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Depreciation for the Truckload segment decreased 0.4 cents per total mile in the 2010 year-to-date period compared to the same period in 2009. This decrease resulted from more trailers becoming fully depreciated and the effect of higher average miles per tractor, offset partially by an increase in the number of APUs installed on company trucks.

Rent and purchased transportation for the Truckload segment increased 2.2 cents per total mile in the first nine months of 2010 compared to the same period in 2009 primarily because of an increase in the fuel reimbursement paid to independent contractors (because of higher average diesel fuel prices) and the shift to rent and purchased transportation expense from salaries, wages and benefits expense and several other expense categories because of the increase in independent contractor miles as a percentage of total miles. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 85.3% in the 2010 year-to-date period from 83.0% in the 2009 year-to-date period due to the higher cost of third-party carrier capacity.

Other operating expenses for the Truckload segment decreased 0.1 cent per total mile in the first nine months of 2010 compared to the same period in 2009. An increase in gains on sales of assets was offset by other small cost increases. Gains on sales of assets increased to $3.1 million in the nine months ended September 30, 2010 from $1.9 million in the nine months ended September 30, 2009. In the 2010 year-to-date period, we realized lower average gains per truck and trailer sold compared to the 2009 year-to-date period. We sold fewer trucks and sold more trailers in the first nine months of 2010 than in the same period of 2009.

Other Expense (Income)

We recorded interest income of $1.1 million during the nine months ended September 30, 2010 compared to $1.3 million during the nine months ended September 30, 2009.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 41.3% for the nine months ended September 30, 2010 from 43.0% for the same period in 2009. The lower income tax rate was due primarily to higher income before income taxes on an annualized basis, which caused non-deductible expenses (such as driver per diem) to comprise a smaller percentage of our income before income taxes.

Liquidity and Capital Resources:

During the nine months ended September 30, 2010, net cash provided by operating activities decreased to $155.2 million, an 8.3% decrease ($14.1 million) in cash flows compared to the same nine-month period one year ago. The decrease in net cash from operations is attributed primarily to (i) a $26.3 million decrease in cash flows related to increased accounts receivable due to shipment growth and higher fuel surcharges in September 2010, compared to declining shipments and lower fuel surcharges in September 2009 and (ii) higher income tax payments during the 2010 year-to-date period. These decreases in net cash from operations were offset partially by (i) higher net income of $17.3 million and (ii) a $12.1 million increase in cash flows related to accounts payable. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by net short-term borrowings under our existing credit facilities.

Net cash used in investing activities for the nine-month period ended September 30, 2010 increased by 8.5% ($6.3 million), from $73.5 million for the nine-month period ended September 30, 2009 to $79.8 million for the nine-month period ended September 30, 2010. Net property additions (primarily revenue equipment) were $83.1 million for the nine-month period ended September 30, 2010, compared to $76.7 million during the same period of 2009.

As of September 30, 2010, we committed to property and equipment purchases, net of trades, of approximately $56.5 million. We currently expect our net capital expenditures (primarily revenue equipment) to be in the range of $110.0 million to $130.0 million in 2010. We intend to fund these net capital expenditures through existing cash balances, cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities provided $0.3 million during the nine months ended September 30, 2010 and used $38.6 million during the same period in 2009. We had no net debt issuances and repayments during the nine-month period ended September 30, 2010, compared with net debt repayments of $30.0 million during the nine-month period ended September 30, 2009. We paid dividends of $10.8 million in the nine months ended September 30, 2010 compared to $10.7 million in the same period of 2009, and we did not repurchase any common stock during either period. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends upon stock market conditions and other factors. As of September 30, 2010, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

Management believes our financial position at September 30, 2010 is strong. As of September 30, 2010, we had $94.8 million of cash and cash equivalents and $763.3 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of September 30, 2010, we had $225.0 million of available credit pursuant to two credit facilities, of which we had no outstanding borrowings. The $225.0 million of credit available under these facilities is reduced by the $41.2 million in letters of credit under which we are obligated. These letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2010.

Payments Due by Period

(in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$7.1	$0.3	$—	$—	$—	$6.8
Property and equipment purchase commitments	56.5	56.5	—	—	—	—

Total contractual cash obligations	$63.6	$56.8	$—	$—	$—	$6.8

Other Commercial Commitments
Unused lines of credit	$183.8	$133.8	$50.0	$—	$—	$—
Standby letters of credit	41.2	41.2	—	—	—	—

Total commercial commitments	$225.0	$175.0	$50.0	$—	$—	$—

Total obligations	$288.6	$231.8	$50.0	$—	$—	$6.8

We have committed credit facilities with two banks totaling $225.0 million that mature in May 2011 ($175.0 million) and May 2012 ($50.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of September 30, 2010, we had no borrowings outstanding under these credit facilities. The credit available under these facilities is reduced by the amount of standby letters of credit under which we are obligated. The standby letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, net of trades, primarily for revenue equipment. As of September 30, 2010, we have recorded a $7.1 million liability for unrecognized tax benefits. We expect $0.3 million to be settled within the next twelve months and are unable to reasonably determine when the $6.8 million categorized as “period unknown” will be settled.

Off-Balance Sheet Arrangements:

As of September 30, 2010, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

Item 1 of Part I our 2009 Form 10-K includes a discussion of proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2009 Form 10-K and updated in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010.

The Federal Motor Carrier Safety Administration (the “FMCSA”) introduced a new safety initiative, Comprehensive Safety Analysis 2010 (“CSA 2010”), which includes many significant changes from the current industry safety measurement system it will replace. Under CSA 2010, the FMCSA will monitor the safety performance of both individual drivers and carriers using seven categories of data, while the current system assesses only carriers using four categories. CSA 2010 is currently being tested in several states. The FMCSA recently announced that it will begin implementing certain elements of CSA 2010 on November 30, 2010 and full implementation is anticipated to occur in 2011. The implementation of CSA 2010 may result in fewer eligible drivers and driver candidates, which may limit our ability to attract and retain qualified drivers. It may also have an adverse effect on our safety rating. We will continue to monitor any CSA 2010 developments and prepare for CSA 2010 compliance accordingly.

All truckload carriers are subject to the hours of service (“HOS”) regulations (the “HOS Regulations”) issued by the Federal Motor Carrier Safety Administration (the “FMCSA”). On July 26, 2010, the FMCSA submitted a proposed HOS rule to the Office of Management and Budget. It is anticipated that details of the rule will be published in the Federal Register in November 2010 for public comment. At this time, we do not know the details of the proposed rule. It is possible that the proposed rule could include a reduction in the number of hours that truck drivers may drive each day. If this occurs and the rule is implemented as proposed, this would likely increase the need for truck drivers and could increase driver pay per mile. It could also adversely affect our mileage productivity.

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

We periodically evaluate these policies and estimates as events and circumstances change. As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, during second quarter 2010, we changed the estimated useful lives and salvage values used for depreciating our tractors to reflect our extended replacement cycle. See Note 1 (Summary of Significant Accounting Policies) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this third quarter 2010 Form 10-Q for additional information. There have been no other material changes to these critical accounting policies and estimates from those discussed in our 2009 Form 10-K.

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

New Accounting Pronouncements Adopted

We did not adopt any new accounting pronouncements during third quarter 2010.

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

Other Accounting Standards Updates not effective until after September 30, 2010 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of September 30, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange income or losses. Foreign currency translation income and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation income was $1.1 million for third quarter 2010 and losses were $0.6 million for third quarter 2009. Such income and losses were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk

We had no debt outstanding at September 30, 2010. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of September 30, 2010, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

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

On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of September 30, 2010, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn or modified by the Board of Directors.

No shares of common stock were repurchased during the third quarter of 2010 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

11	Statement Re: Computation of Per Share Earnings	See Note 6 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Pursuant to applicable federal securities rules and regulations, the Company has complied with the reporting obligation relating to the submission of interactive data files in such exhibits. Therefore, the Company is not subject to liability under any anti-fraud provisions of the federal securities laws if the Company (i) makes a good faith attempt to comply with the interactive data file submission and posting requirements and (ii) upon becoming aware that any such data file fails to comply with such requirements, promptly amends any noncompliant data file. The Company is also not subject to the liability and anti-fraud provisions of the federal securities laws if an error or omission in an electronic filing results solely from electronic transmission errors beyond the filer’s control and, upon becoming aware of such error or omission, the filer corrects the error or omission by filing an electronic amendment as soon as reasonably practicable. Users of this data are advised that the interactive data files are furnished and not filed, are not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under such mentioned sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date:	November 4, 2010	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and
Chief Financial Officer

Date:	November 4, 2010	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting
Officer and Corporate Secretary