Form 10-K
period 2010-12-31
WERNER ENTERPRISES INC
filed 2011-03-01
CIK 793074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-14690

WERNER ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

NEBRASKA	47-0648386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14507 FRONTIER ROAD POST OFFICE BOX 45308 OMAHA, NEBRASKA	68145-0308
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (402) 895-6640

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $966 million (based on the closing sale price of the Registrant’s Common Stock on that date as reported by Nasdaq).

As of February 16, 2011, 72,721,281 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 10, 2011, are incorporated in Part III of this report.

This Annual Report on Form 10-K for the year ended December 31, 2010 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

We are a transportation and logistics company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Value Added Services (“VAS”) division. We are one of the five largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19 and is our Chairman. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2010, we had a fleet of 7,275 trucks, of which 6,595 were owned by us and 680 were owned and operated by independent contractors.

We have two reportable segments – Truckload Transportation Services (“Truckload”) and VAS. You can find financial information regarding these segments and the geographic areas in which we conduct business in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Our Truckload segment is comprised of the following six operating fleets: (i) the dedicated services (“Dedicated”) fleet provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the regional short-haul (“Regional”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities within geographic regions across the United States using dry van trailers; (iii) the medium-to-long-haul van (“Van”) fleet provides comparable truckload van service over irregular routes; (iv) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and the (v) flatbed (“Flatbed”) and (vi) temperature-controlled (“Temperature-Controlled”) fleets provide truckload services for products requiring specialized trailers. Our Truckload fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by the U.S. Department of Transportation (“DOT”) and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service into and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, grocery products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.

Our VAS segment is a non-asset-based transportation and logistics provider. VAS is comprised of the following four operating units that provide non-trucking services to our customers: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (“Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iv) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes. Our Brokerage unit had transportation services contracts with 6,275 carriers as of December 31, 2010.

Marketing and Operations

Our business philosophy is to provide superior on-time customer service at a significant value for our customers. To accomplish this, we operate premium modern tractors and trailers. This equipment has fewer mechanical and maintenance issues and helps attract and retain qualified drivers. We have continually developed our business processes and technology to improve customer service and driver retention. We focus on customers who value the broad geographic coverage, diversified truck and logistics services, equipment capacity, technology, customized services and flexibility available from a large financially-stable transportation and logistics provider.

We operate in the truckload and logistics sectors of the transportation industry. Our Truckload segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van, flatbed and temperature-controlled trailers), (ii) geographic area (Regional and Van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (Expedited) or (iv) the conversion of their private fleet to us (Dedicated). In 2010, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 85% of total operating revenues, and non-trucking and other operating revenues (primarily VAS revenues) accounted for 15% of total operating revenues. Our VAS segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. VAS services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport and (iv) international. The VAS international services are provided through our domestic and global subsidiary companies and include (i) door-to-door freight forwarding, (ii) vendor and purchase order management, (iii) full container load consolidation and warehousing, (iv) customs brokerage and (v) ocean, air and ground freight services. Most VAS international services are provided throughout North America, Asia and Australia, with additional coverage throughout Europe, South America and Africa. VAS is a non-asset-based transportation and logistics provider that is highly dependent on qualified employees, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of Truckload and VAS, for the last three years under Item 7 of this Form 10-K.

We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our freight. During 2010, our largest 5, 10, 25 and 50 customers comprised 27%, 40%, 60% and 75% of our revenues, respectively. No single customer generated more than 10% of our revenues in 2010. The industry groups of our top 50 customers are 49% retail and consumer products, 26% grocery products, 17% manufacturing/industrial and 8% logistics and other. Many of our non-Dedicated customer contracts may be terminated upon 30 days’ notice, which is standard in the trucking industry. Most of our Dedicated customer contracts are one to three years in length and may be terminated upon 90 days’ notice following the expiration of the contract’s first year.

Virtually all of our company and independent contractor tractors are equipped with satellite communication devices manufactured by Qualcomm™. These devices enable us and our drivers to conduct two-way communication using standardized and freeform messages. This satellite technology also allows us to plan and monitor shipment progress. We obtain specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, we have advanced application systems to improve customer and driver service. Examples of such application systems include: (i) our proprietary paperless log system used to electronically pre-plan driver shipment assignments based on real-time available driving hours and to automatically monitor truck movement and drivers’ hours of service; (ii) software that pre-plans shipments drivers can trade enroute to meet driver home-time needs without compromising on-time delivery schedules; (iii) automated “possible late load” tracking that informs the operations department of trucks possibly operating behind schedule, allowing us to take preventive measures to avoid late deliveries; and (iv) automated engine diagnostics that continually monitor mechanical fault tolerances. In 1998, we began a successful pilot program and subsequently became the first trucking company in the United States to receive an exemption from the DOT to use a global positioning system-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. In 2009, the Federal Motor Carrier Safety Administration (“FMCSA”) agency of the DOT announced in the Federal Register its determination that our paperless log system satisfies the FMCSA’s Automatic On-Board Recording Device requirements and that an exemption is not required.

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

Employees and Independent Contractors

As of December 31, 2010, we employed 9,123 qualified and student drivers; 631 mechanics and maintenance personnel for the trucking operation; 1,181 office personnel for the trucking operation; and 691 personnel for VAS, international and other non-trucking operations. We also had 680 service contracts with independent contractors who provide both a tractor and a qualified driver or drivers. None of our U.S., Canadian, Chinese or Australian employees are represented by a collective bargaining unit, and we consider relations with our employees to be good.

We recognize that our professional driver workforce is one of our most valuable assets. Most of our drivers are compensated on a per-mile basis. For most company-employed drivers, the rate per mile generally increases with the drivers’ length of service. Drivers may earn additional compensation through a safety bonus, annual achievement bonus and for performing additional work associated with their job (such as loading and unloading and making extra stops and shorter mileage trips).

At times, there are driver shortages in the trucking industry. Availability of qualified drivers can be affected by (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in the economy; and (iii) individual drivers’ desire to be home more frequently. The driver recruiting and retention market became more competitive beginning in second quarter 2010 which continues into first quarter 2011. While historically higher national unemployment rates have aided our driver recruiting and retention efforts, we believe that an improved freight market and related increase in driver demand, extended unemployment benefit payment programs and changing industry safety regulations are tightening driver supply. We believe our strong mileage utilization, financial strength and safety record are attractive to drivers when compared to other carriers. Additionally, we believe our large percentage of driving jobs in shorter-haul operations that allow drivers to return home more often is attractive to drivers.

We utilize student drivers as a primary source of new drivers. Student drivers have completed a training program at a truck driving school and are further trained by Werner certified trainer drivers for approximately 300 driving hours prior to that student driver becoming a solo driver with their own truck. The student driver recruiting environment has also become more challenging. The same factors described above that have impaired our qualified driver recruiting efforts have also resulted in an inadequate supply of student drivers. The availability of student drivers has been negatively impacted by the availability of financing for student loans for driving schools and may be further impacted by a potential decrease in the number of driving schools and proposed federal rule changes regarding minimum requirements for entry-level driver training.

As economic conditions improve, competition for qualified drivers and student drivers has increased and we expect will become more challenging in 2011. We cannot predict whether we will experience future shortages in the availability of qualified drivers or student drivers. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain qualified drivers or student drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

We also recognize that independent contractors complement our company-employed drivers. Independent contractors supply their own tractors and qualified drivers and are responsible for their operating expenses. Because independent contractors provide their own tractors, less financial capital is required from us. Also, independent contractors provide us with another source of drivers to support our fleet. We intend to maintain our emphasis on independent contractor recruiting, in addition to company driver recruitment. We, along with others in the trucking industry, however, continue to experience independent contractor recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of independent contractors and tightened equipment financing standards, have made it difficult to recruit and retain independent contractors.

Revenue Equipment

As of December 31, 2010, we operated 6,595 company tractors and had contracts for 680 tractors owned by independent contractors. The company-owned tractors were manufactured by Freightliner (a Daimler company), Peterbilt and Kenworth (both divisions of PACCAR), International (a Navistar company) and Volvo. We adhere to a comprehensive maintenance program for both company-owned tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company-owned trucks to a maximum of 65 miles per hour to improve safety and fuel efficiency.

The average age of our truck fleet was 2.5 years at December 31, 2008, 2.6 years at December 31, 2009 and 2.8 years at December 31, 2010. The higher average age of the truck fleet generally results in more maintenance that is not covered by warranty. Because of the ongoing cost increases for new trucks and the weak used truck market, we extended the replacement cycle for company-owned tractors in 2010. In third quarter 2010, we began buying new trucks with engines that comply with the U.S. Environmental Protection Agency (“EPA”) engine emissions standards that became effective in January 2010 to replace older trucks we sell or trade. We intend to purchase additional trucks with 2010-standard engines in 2011, and we expect these purchases to reduce the average age of our truck fleet in 2011.

We operated 23,850 trailers at December 31, 2010. This total is comprised of 22,692 dry vans; 231 flatbeds; 914 temperature-controlled trailers; and 13 specialized trailers. Most of our trailers were manufactured by Wabash National Corporation. As of December 31, 2010, of our dry van trailer fleet, 99% consisted of 53-foot trailers, and 100% was comprised of aluminum plate or composite (DuraPlate®) trailers. We also provide other trailer lengths, such as 48-foot and 57-foot trailers, to meet the specialized needs of certain customers.

Our wholly-owned subsidiary, Fleet Truck Sales, sells our used trucks and trailers, and we believe it is one of the larger domestic Class 8 truck and equipment retail entities in the United States. Fleet Truck Sales has been in business since 1992 and operates in seven locations. We may also trade used trucks to original equipment manufacturers when purchasing new trucks.

Fuel

In 2010, we purchased approximately 96% of our fuel from a predetermined network of fuel stops throughout the United States. Of this 96%, approximately 93% of our fuel was purchased from three large fuel stop vendors. We negotiated discounted pricing based on historical purchase volumes with these fuel stop vendors. Bulk fueling facilities are maintained at seven of our terminals and three Dedicated fleet locations.

One of our large fuel vendors declared bankruptcy in December 2008 and continued to operate its fuel stop locations post-bankruptcy. On July 1, 2010, this vendor’s merger with another large fuel stop vendor from which we also purchase fuel became effective, following the sale of twenty-six fuel stop locations to a third fuel stop vendor. Following the merger, the number of major fuel stop vendors decreased from four to three.

Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase. We do not generally recoup higher fuel costs for miles not billable to customers, out-of-route miles and truck engine idling. During 2010, our fuel expense and fuel reimbursements to independent contractors increased by $74.3 million because of increased fuel prices throughout the year, partially offset by fuel savings resulting from our initiatives to improve fuel efficiency. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

We maintain aboveground and underground fuel storage tanks at many of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Regulation

We are a motor carrier regulated by the DOT in the United States and similar governmental transportation agencies in foreign countries in which we operate. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, drivers’ hours of service, certain mergers, consolidations and acquisitions and periodic financial reporting. We currently have, and have always maintained, a satisfactory DOT safety rating, which is the highest available rating, and we continually take efforts to maintain our satisfactory rating. A conditional or unsatisfactory DOT safety rating could adversely affect us because some of our customer contracts require a satisfactory rating. Equipment weight and dimensions are also subject to federal, state and international regulations with which we strive to comply.

The FMCSA’s new safety initiative, Comprehensive Safety Analysis 2010 (“CSA 2010”), includes many significant changes from the current safety measurement system it is replacing. Under CSA 2010, the FMCSA monitors the safety performance of both individual drivers and carriers using seven categories of data, while the current system assesses only carriers using four categories. The FMCSA began implementing certain elements of CSA 2010 on November 30, 2010 and full implementation is anticipated to occur in 2011. In December 2010, the FMCSA took another significant step in implementing its CSA program by making public on its website the specific safety rating measurement and percentile ranking scores for over 500,000 trucking companies. Under the CSA program, the public can access carrier scores and data (including a carrier’s roadside safety inspection, out-of-service and moving violation histories) for five Behavior Analysis and Safety Improvement Categories (“BASICs”). Our current CSA scores for each of the five publicly available BASICs meet the FMCSA’s acceptable performance threshold. As carriers, shippers, brokers, vendors and others review, evaluate and make operational and business decisions using CSA data, we anticipate that drivers and trucking companies will leave the market, although it is difficult to predict the duration and extent to which this may occur and the extent to which this could affect our business. This may limit our ability to attract and retain qualified drivers.

All truckload carriers are subject to the hours of service (“HOS”) regulations (the “HOS Regulations”) issued by the FMCSA, most recently amended in November 2008 with a January 2009 effective date. Following legal petitions opposing the rule, the FMCSA entered into a settlement agreement which required FMCSA to submit and ultimately publish a new HOS rule. In December 2010, the FMCSA issued a proposed rule, that, if adopted, would modify the HOS regulations that govern the work hours for commercial truck drivers. After a two-month comment period, the FMCSA will evaluate comments from industry constituents and the public and adopt a final HOS rule that must be published by July 2011, pursuant to the prior legal settlement agreement. In January 2010, the FMCSA held a series of four public listening sessions concerning the HOS rulemaking. In July 2011 or at a prior date, it is expected the FMCSA will provide an HOS policy implementation timetable for carriers. Overall, if the proposed HOS policies are adopted, we anticipate that throughout the industry driver work hours would be reduced, causing lower driver and truck productivity, reduced flexibility for carriers and customers, increased traffic congestion and increased rest area congestion. If implemented, more drivers and more trucks would be needed to transport the existing amount of truck freight in the market. The resulting negative effect would likely be cost increases to carriers, shippers and consumers which may negatively impact our operations and profitability. We will continue to monitor any developments regarding HOS regulations. The FMCSA is also developing a safety fitness determination methodology that will (i) allow the FMCSA to assess the safety performance of a larger segment of the motor carrier industry, (ii) not be tied to onsite compliance reviews and (iii) take into account virtually all FMCSA safety regulations.

In first quarter 2010, the FMCSA approved a new final rule regarding the trucking industry’s use of Electronic On-Board Recorders (“EOBRs”) for HOS regulatory compliance. Such rule (the “April 2010 EOBR Rule”) was published in the Federal Register on April 5, 2010, and the compliance date is June 4, 2012. The April 2010 EOBR Rule includes (i) performance requirements for EOBRs used to monitor drivers’ HOS recording devices, (ii) incentives for voluntary EOBR use by motor carriers and (iii) remedial directives requiring EOBR installation, maintenance and use by motor carriers with serious HOS noncompliance. The April 2010 EOBR Rule applies to carriers who, during an FMCSA compliance review, were found to have a demonstrated record of poor HOS compliance and threshold HOS regulatory violations or who choose to voluntarily use compliant EOBRs. Such noncompliant carriers will be ordered to install and use EOBRs for HOS recording within sixty (60) days of receiving notice from the FMCSA. Our paperless log system satisfies the current automatic on-board recording device regulations, and we are therefore permitted under the April 2010 EOBR Rule to continue using our system on our commercial motor vehicles manufactured prior to June 4, 2012. We are comparing our current system to the April 2010 EOBR Rule’s technical EOBR requirements to determine whether changes to such system will be necessary to comply with the regulations after June 4, 2012. On January 31, 2011, the FMCSA issued proposed rules regarding the required use of EOBRs to enhance the monitoring and enforcement of the driver HOS rules. The proposed rules would require nearly all motor carriers to install and use EOBRs. A new final rule will likely be issued before the June 4, 2012 compliance date specified in the April 2010 EOBR Rule, with a proposed three-year compliance period following the issuance of the final rule. In 1998, we became the first carrier under a pilot program to receive a DOT exemption to use an electronic hours of service system in place of paper logbooks. We believe our current system is similar to the existing and proposed EOBR requirements. While we do not believe the rules, as proposed, would have a significant effect on our operations and profitability, we will continue to monitor future developments.

In 2007, the FMCSA published proposed rules in the Federal Register regarding minimum requirements for entry level driver training. Under the proposed rules, a commercial driver’s license (“CDL”) applicant would be required to present a valid driver training certificate obtained from an accredited institution or program. Entry-level drivers applying for a Class A CDL would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. The current regulations do not require a minimum number of training hours and require only classroom education. Drivers who obtain their first CDL during the three-year period after the FMCSA issues a final rule would be exempt. In 2008, the FMCSA published further proposed rules that (i) establish new minimum standards to be met before states issue commercial learner’s permits; (ii) revise the CDL knowledge and skills testing standards; and (iii) improve anti-fraud measures within the CDL program. If one or both of these proposed rules is approved as written, the final rules could materially impact the number of potential new drivers entering the industry. The comment periods for both proposed rules have expired. As of December 31, 2010, the FMCSA has not published a final rule.

On September 27, 2010, the FMCSA issued a new rule effective October 27, 2010, which prohibits texting by commercial motor vehicle drivers while operating in interstate commerce and imposes sanctions for drivers who fail to comply with this rule. Additionally, motor carriers are prohibited from requiring or allowing their drivers to engage in texting while driving. This rule supercedes regulatory guidance related to texting that was issued by the FMCSA in January 2010. The new rule states that texting does not include inputting, selecting or reading information on a global positioning system or navigation system (such as our Qualcomm communication devices). We currently employ safety features that electronically restrict solo drivers from sending and retrieving Qualcomm messages while the truck is moving. Our company policy is that drivers follow all state laws with regard to the use of cellular telephones or other electronic communication devices while the vehicle is in motion.

We have unlimited authority to carry general commodities in interstate commerce throughout the 48 contiguous U.S. states. We also have authority to carry freight on an intrastate basis in 43 states. The Federal Aviation Administration Authorization Act of 1994 (the “FAAA Act”) amended sections of the Interstate Commerce Act to prevent states from regulating motor carrier rates, routes or service after January 1, 1995. The FAAA Act did not address state oversight of motor carrier safety and financial responsibility or state taxation of transportation. If a carrier wishes to operate in intrastate commerce in a state where the carrier did not previously have intrastate authority, the carrier must, in most cases, still apply for authority in such state.

WGL, through its domestic and global subsidiary companies, holds a variety of licenses required to carry out its international services. These licenses permit us to provide services as a Non-Vessel Operating Common Carrier (“NVOCC”), customs broker, freight forwarder, indirect air carrier, accredited cargo agent and others. These international services subject us to regulation by the Transportation Security Administration (“TSA”) and Customs and Borders Protection (“CBP”) agencies of the U.S. Department of Homeland Security, the U.S. Federal Maritime Commission (“FMC”), the International Air Transport Association (“IATA”), as well as similar regulatory agencies in foreign jurisdictions.

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

The EPA mandated a series of stringent engine emissions standards for all newly manufactured truck engines, which became effective in October 2002, January 2007 and January 2010, resulting in increases in the costs of new trucks. The 2010 regulations required a significant decrease in particulate matter (soot and ash) and nitrogen oxide emitted from on-road diesel engines. Engine manufacturers responded to the 2010 standards by modifying engines to produce cleaner combustion with selective catalytic reduction (“SCR”) or exhaust gas recirculation (“EGR”) technologies to remove pollutants from exhaust gases exiting the combustion chamber. The SCR technology also requires the ongoing periodic use of a urea-based diesel exhaust fluid. Trucks with 2010-standard engines have a higher purchase price (approximately $5,000 to $10,000 more per truck) than trucks manufactured to meet the 2007 standards but may be more fuel efficient. In late 2009, we received a small number of engines that meet the 2010 standards, and beginning in the second half of 2010, we bought a limited number of new trucks with the 2010-standard engines to replace older trucks we sell or trade.

Several U.S. states, counties and cities have enacted legislation or ordinances restricting idling of trucks to short periods of time. This action is significant when it impacts the driver’s ability to idle the truck for purposes of operating air conditioning and heating systems particularly while in the sleeper berth. Many of the statutes or ordinances recognize the need of the drivers to have a comfortable sleeping environment and include exceptions for those circumstances. California no longer has such an exception. We have taken steps to address this issue in California, which include driver training, better scheduling and the installation and use of auxiliary power units (“APUs”).

California also enacted restrictions on transport refrigeration unit (“TRU”) emissions that require companies to operate compliant TRUs in California. The California regulations apply not only to California intrastate carriers, but also to carriers outside of California who wish to enter the state with TRUs. In January 2009, the EPA enabled California to phase in its Low-Emission TRU In-Use Performance Standards over several years. Enforcement of California’s in-use performance standards for TRU engines began in January 2010 for 2002 and older TRUs and will be phased in annually for later model years. We have complied with all compliance deadlines through December 31, 2010 that applied to model year 2003 and older TRU engines. California also required the registration of all California-based TRUs by July 31, 2009. For compliance purposes, we completed the California TRU registration process and continue to structure our plan to operate compliant TRUs over the next several years as the regulations gradually become effective.

California also adopted new regulations to improve the fuel efficiency of heavy-duty tractors that pull 53-foot or longer box-type trailers within the state. The tractors and trailers subject to these regulations must either use EPA SmartWay-certified tractors and trailers or retrofit their existing fleet with SmartWay-verified technologies that have been demonstrated to meet or exceed fuel savings percentages specified in the regulations. Examples of these technologies include tractor and trailer aerodynamics packages (such as tractor fairings and trailer skirts) and the use of low-rolling resistance tires on both tractors and trailers. Enforcement of these regulations for 2011 model year equipment began in January 2010 and will be phased in over several years for older equipment. In order to comply with the California Air Resources Board’s (“CARB”) fuel efficiency regulations, we submitted a large fleet compliance plan to CARB on June 30, 2010 to install skirting on our dry van trailers by certain deadlines through 2016. Going forward, we will continue monitoring our compliance with these CARB regulations.

Various provisions of the North American Free Trade Agreement (“NAFTA”) may alter the competitive environment for shipping into and out of Mexico. We believe we are sufficiently prepared to respond to the potential changes in cross-border trucking if U.S. regulations on international trade and truck transport became less restrictive with respect to the border shared by the United States and Mexico. We conduct a substantial amount of business in international freight shipments to and from the United States and Mexico (see Note 8 in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K) and continue preparing for various scenarios that may result. We believe we are one of the five largest truckload carriers in terms of freight volume shipped to and from the United States and Mexico.

Competition

The trucking industry is highly competitive and includes thousands of trucking companies. We have a small share of the markets we target. Our Truckload segment competes primarily with other truckload carriers. Logistics companies, intermodal companies, railroads, less-than-truckload carriers and private carriers provide competition for both our Truckload and VAS segments. Our VAS segment also competes for the services of third-party capacity providers.

Competition for the freight we transport is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. We believe that few other truckload carriers have greater financial resources, own more equipment or carry a larger volume of freight than us. We are one of the five largest carriers in the truckload transportation industry based on total operating revenues.

Internet Website

We maintain an Internet website where you can find additional information regarding our business and operations. The website address is www.werner.com. On the website, we make certain investor information available free of charge, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, stock ownership reports filed under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. This information is included on our website as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). The website also includes Interactive Data Files required to be posted pursuant to Rule 405 of SEC Regulation S-T. We also provide our corporate governance materials, such as Board committee charters and our Code of Corporate Conduct, on our website free of charge, and we may occasionally update these materials when necessary to comply with SEC and NASDAQ rules or to promote the effective and efficient governance of our company. Information provided on our website is not incorporated by reference into this Form 10-K.

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

We are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. When shipping volumes decline or available truck capacity increases, freight pricing generally becomes more competitive as carriers compete for loads to maintain truck productivity. We may be negatively affected by future economic conditions including employment levels, business conditions, fuel and energy costs, interest rates and tax rates. Economic conditions may also impact the financial condition of our customers, resulting in a greater risk of bad debt losses, and that of our suppliers, which may affect negotiated pricing or availability of needed goods and services.

Increases in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability.

To lessen the effect of fluctuating fuel prices on our margins, we establish fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty miles, out-of-route miles and truck idle time. When fuel prices rise rapidly, a negative earnings lag occurs because the cost of fuel rises immediately and the market indexes used to determine fuel surcharges increase at a slower pace. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Difficulty in recruiting and retaining qualified drivers, student drivers and independent contractors could impact our results of operations and limit growth opportunities.

At times, the trucking industry has experienced driver shortages. Driver availability may be affected by changing workforce demographics, alternative employment opportunities, national unemployment rates, freight market conditions, availability of financial aid for driving schools, extended unemployment benefit payment programs and changing industry regulations. If such a shortage were to occur and driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases. Additionally, a shortage of drivers could result in idled equipment, which could affect our profitability.

Independent contractor availability may also be affected by inflationary cost increases that are the responsibility of independent contractors and availability of equipment financing. If a shortage of independent contractors occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain a sufficient number of drivers. This could negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.

We operate in a highly competitive industry, which may limit growth opportunities and reduce profitability.

The trucking industry is highly competitive and includes thousands of trucking companies. We compete primarily with other truckload carriers in our Truckload segment. Logistics companies, intermodal companies, railroads, less-than-truckload carriers and private carriers also provide a lesser degree of competition in our Truckload segment, but such carriers are more direct competitors in our VAS segment. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. This competition could have an adverse effect on either the number of shipments we transport or the freight rates we receive, which could limit our growth opportunities and reduce our profitability.

We operate in a highly regulated industry. Changes in existing regulations or violations of existing or future regulations could adversely affect our operations and profitability.

We are regulated by the DOT in the United States and similar governmental transportation agencies in foreign countries in which we operate. We are also regulated by agencies in certain U.S. states. These regulatory agencies have the authority to govern transportation-related activities, such as safety, financial reporting, authorization to conduct motor carrier operations and other matters. The Regulation section beginning on page 4 of this Form 10-K describes several proposed and pending regulations that may have a significant effect on our operations including our productivity, driver recruitment and retention and capital expenditures. The subsidiaries of WGL hold a variety of licenses required to carry out its international services, and the loss of any of these licenses could adversely impact the operations of WGL.

The seasonal pattern generally experienced in the trucking industry may affect our periodic results during traditionally slower shipping periods and winter months.

In the trucking industry, revenues generally follow a seasonal pattern which may affect our results of operations. After the December holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. Our operating expenses have historically been higher in the winter months because of cold temperatures and other adverse winter weather conditions which result in decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs. Revenue can also be affected by bad weather, holidays and the number of business days during a quarterly period because revenue is directly related to the available working days of shippers.

We depend on key customers, the loss or financial failure of which may have a material adverse effect on our operations and profitability.

A significant portion of our revenue is generated from key customers. During 2010, our largest 5, 10 and 25 customers accounted for 27%, 40% and 60% of revenues, respectively. No single customer generated more than 10% of our revenues in 2010, and our largest customer accounted for 7% of our revenues in 2010. We do not have long-term contractual relationships with many of our key non-Dedicated customers. Our contractual relationships with our Dedicated customers are typically one to three years in length and may be terminated upon 90 days’ notice following the expiration of the contract’s first year. We cannot provide any assurance that key customer relationships will continue at the same levels. If a significant customer reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis, review individual past-due balances and collection concerns and maintain credit insurance for some customer accounts. However, a key customer’s financial failure may negatively affect our results of operations.

We depend on the services of third-party capacity providers, the availability of which could affect our profitability and limit growth in our VAS segment.

Our VAS segment is highly dependent on the services of third-party capacity providers, such as other truckload carriers, less-than-truckload carriers, railroads, ocean carriers and airlines. Many of those providers face the same economic challenges as us and therefore are actively and competitively soliciting business. These economic conditions may have an adverse effect on the availability and cost of third-party capacity. If we are unable to secure the services of these third-party capacity providers at reasonable rates, our results of operations could be adversely affected.

Our earnings could be reduced by increases in the number of insurance claims, cost per claim, costs of insurance premiums or availability of insurance coverage.

We are self-insured for a significant portion of liability resulting from bodily injury, property damage, cargo and employee workers’ compensation and health benefit claims. This is supplemented by premium-based insurance with licensed insurance companies above our self-insurance level for each type of coverage. To the extent we experience a significant increase in the number of claims, cost per claim or insurance premium costs for coverage in excess of our retention amounts, our operating results would be negatively affected.

Decreased demand for our used revenue equipment could result in lower unit sales, resale values and gains on sales of assets.

We are sensitive to changes in used equipment prices and demand, especially with respect to tractors. We have been in the business of selling our company-owned trucks since 1992, when we formed our wholly-owned subsidiary Fleet Truck Sales. Reduced demand for used equipment could result in a lower volume of sales or lower sales prices, either of which could negatively affect our gains on sales of assets.

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

We are highly dependent on the services of key personnel including Clarence L. Werner, Gary L. Werner, Gregory L. Werner and other executive officers. Although we believe we have an experienced and highly qualified management group, the loss of the services of these executive officers could have a significant adverse impact on us and our future profitability.

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

We have not received any written comments from SEC staff regarding our periodic or current reports that were issued 180 days or more preceding the end of our 2010 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our headquarters are located on approximately 197 acres near U.S. Interstate 80 west of Omaha, Nebraska, 107 acres of which are held for future expansion. Our headquarters office building includes a computer center, drivers’ lounges, cafeteria and company store. The Omaha headquarters also includes a driver training facility, equipment maintenance and repair facilities and a sales office for selling used trucks and trailers. These maintenance facilities contain a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers, paint booth and reclaim center. Our headquarter facilities have suitable space available to accommodate planned needs for at least the next three to five years.

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

We currently lease (i) approximately 80 small sales offices, Brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico, Canada, China and Australia. We own (i) a 96-room motel located near our Omaha headquarters; (ii) a 71-room private driver lodging facility at our Dallas terminal; (iii) four low-income housing apartment complexes in the Omaha area; (iv) a warehouse facility in Omaha; (v) a terminal facility in Queretaro, Mexico, which we lease to a related party (see Note 7 in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K); and (vi) a terminal facility in Cuautitlan, Mexico, which we lease to an unrelated tenant. We also have 50% ownership in a 125,000 square-foot warehouse located near our headquarters in Omaha. The Fleet Truck Sales network currently has seven locations, which are located in our terminals listed above.

ITEM 3.	LEGAL PROCEEDINGS

We are a party subject to routine litigation incidental to our business, primarily involving claims for bodily injury, property damage, cargo and workers’ compensation incurred in the transportation of freight. We have maintained a self-insurance program with a qualified department of risk management professionals since 1988. These employees manage our bodily injury, property damage, cargo and workers’ compensation claims. An actuary reviews our self-insurance reserves for bodily injury, property damage and workers’ compensation claims every six months.

We were responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving bodily injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, we increased our self-insured retention (“SIR”) and deductible amount to $2.0 million per occurrence. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. The following table reflects the SIR/deductible levels and aggregate amounts of liability for bodily injury and property damage claims since August 1, 2007:

Coverage Period	Primary Coverage	Primary Coverage SIR/Deductible
August 1, 2007 – July 31, 2008	$5.0 million	$2.0 million	(1)
August 1, 2008 – July 31, 2009	$5.0 million	$2.0 million	(2)
August 1, 2009 – July 31, 2010	$5.0 million	$2.0 million	(1)
August 1, 2010 – July 31, 2011	$5.0 million	$2.0 million	(1)

(1)	Subject to an additional $8.0 million aggregate in the $2.0 to $5.0 million layer and a $5.0 million aggregate in the $5.0 to $10.0 million layer.
(2)	Subject to an additional $8.0 million aggregate in the $2.0 to $5.0 million layer and a $4.0 million aggregate in the $5.0 to $10.0 million layer.

We are responsible for workers’ compensation up to $1.0 million per claim. We also maintain a $27.8 million bond and have insurance for individual claims above $1.0 million.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol “WERN”. The following table sets forth, for the quarters indicated from January 1, 2009 through December 31, 2010, (i) the high and low trade prices per share of our common stock quoted on the NASDAQ Global Select MarketSM and (ii) our dividends declared per common share.

	High	Low	Dividends Declared Per Common Share
2010
Quarter ended:
March 31	$24.06	$19.11	$.05
June 30	24.59	19.82	.05
September 30	24.47	19.67	.05
December 31	23.34	19.85	1.65

2009
Quarter ended:
March 31	$18.12	$12.59	$.05
June 30	20.05	14.66	.05
September 30	19.64	17.14	.05
December 31	21.40	17.89	1.30

As of February 16, 2011, our common stock was held by 178 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low trade prices per share of our common stock in the NASDAQ Global Select MarketSM as of February 16, 2011 were $25.14 and $24.87, respectively. The declared dividends in the tables above include special cash dividends of $1.60 per share in 2010 and $1.25 per share in 2009. We also paid a special cash dividend of $2.10 per share in 2008.

Dividend Policy

We have paid cash dividends on our common stock following each fiscal quarter since the first payment in July 1987. We paid a special dividend on December 7, 2010 that totaled approximately $116.2 million on our 72.6 million common shares outstanding. We currently intend to continue paying a regular quarterly dividend. We do not currently anticipate any restrictions on our future ability to pay such dividends. However, we cannot give any assurance that dividends will be paid in the future or the amount of any such quarterly or special dividends because they are dependent on our earnings, financial condition and other factors.

Equity Compensation Plan Information

For information on our equity compensation plans, please refer to Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) of this Form 10-K.

Performance Graph

Comparison of Five-Year Cumulative Total Return

The following graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933 or the Exchange Act except to the extent we specifically request that such information be incorporated by reference or treated as soliciting material.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Werner Enterprises, Inc. (WERN)	$100	$90	$88	$103	$126	$157
Standard & Poor’s 500	$100	$116	$122	$77	$97	$112
NASDAQ Trucking Group (SIC Code 42)	$100	$98	$106	$107	$118	$150

Assuming the investment of $100 on December 31, 2005 and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and an index of other companies included in the trucking industry (NASDAQ Trucking Group - Standard Industrial Classification Code 42) over the same period. Our stock price was $22.60 as of December 31, 2010. This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of December 31, 2010, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the fourth quarter of 2010 by either the Company or any “affiliated purchaser”, as defined by Rule 10b-18 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

(In thousands, except per share amounts)

	2010	2009	2008	2007	2006
Operating revenues	$1,815,020	$1,666,470	$2,165,599	$2,071,187	$2,080,555
Net income	80,039	56,584	67,580	75,357	98,643
Diluted earnings per share	1.10	.79	.94	1.02	1.25
Cash dividends declared per share	1.800	1.450	2.300	.195	.175
Return on average stockholders’ equity (1)	11.1%	7.5%	8.1%	8.8%	11.3%
Return on average total assets (2)	6.6%	4.5%	5.0%	5.4%	7.1%
Operating ratio (consolidated) (3)	92.6%	94.2%	94.8%	93.4%	92.1%
Book value per share (4)	9.21	9.80	10.42	11.83	11.55
Total assets	1,151,552	1,173,009	1,275,318	1,321,408	1,478,173
Total debt	—	—	30,000	—	100,000
Stockholders’ equity	668,975	704,650	745,530	832,788	870,351

(1)	Net income expressed as a percentage of average stockholders’ equity. Return on equity is a measure of a corporation’s profitability relative to recorded shareholder investment.
(2)	Net income expressed as a percentage of average total assets. Return on assets is a measure of a corporation’s profitability relative to recorded assets.
(3)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(4)

Stockholders’ equity divided by common shares outstanding as of the end of the period. Book value per share indicates the dollar value remaining for common shareholders if all assets were liquidated at recorded amounts and all debts were paid at the recorded amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:

•	Cautionary Note Regarding Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commercial Commitments

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	Inflation

Cautionary Note Regarding Forward-Looking Statements:

This Annual Report on Form 10-K contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in this Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of this Form 10-K. Readers should not unduly rely on the forward-looking statements included in this Form 10-K because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Overview:

We operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our VAS segment). Although our business volume is not highly concentrated, we may also be affected by our customers’ financial failures or loss of customer business.

Operating revenues reported in our operating statistics table under “Results of Operations” are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the six operating fleets in the Truckload segment (Dedicated, Regional, Van, Expedited, Temperature-Controlled and Flatbed). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and WGL), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In 2010, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 85% of total operating revenues, and non-trucking and other operating revenues accounted for 15% of total operating revenues.

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

Our most significant resource requirements are company drivers, independent contractors, tractors, trailers and equipment operating costs (such as fuel and related fuel taxes, driver pay, insurance and supplies and maintenance). To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Our financial results are also affected by company driver and independent contractor availability and the markets for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims; workers’ compensation claims; and employee health claims (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles generated. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for 2010 to 2009, several industry-wide issues could cause costs to increase in 2011. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices, compliance with new or proposed regulations and changes in the used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

Results of Operations:

The following operating statistics table sets forth certain industry data regarding our freight revenues and operations for the periods indicated.

	2010	2009	2008	2007	2006
Trucking revenues, net of fuel surcharge (1)	$1,287,068	$1,256,355	$1,430,560	$1,483,164	$1,502,827
Trucking fuel surcharge revenues (1)	254,764	176,744	442,614	301,789	286,843
Non-trucking revenues, including VAS (1)	259,628	222,159	273,896	268,388	277,181
Other operating revenues (1)	13,560	11,212	18,529	17,846	13,704

Operating revenues (1)	$1,815,020	$1,666,470	$2,165,599	$2,071,187	$2,080,555

Operating ratio (consolidated) (2)	92.6%	94.2%	94.8%	93.4%	92.1%
Average revenues per tractor per week (3)	$3,413	$3,300	$3,427	$3,341	$3,300
Average annual miles per tractor	120,138	119,226	121,974	118,656	117,072
Average annual trips per tractor	239	225	197	184	175
Average trip length in miles (loaded)	445	463	538	558	581
Total miles (loaded and empty) (1)	871,290	872,856	979,211	1,012,964	1,025,129
Average revenues per total mile (3)	$1.477	$1.439	$1.461	$1.464	$1.466
Average revenues per loaded mile (3)	$1.668	$1.645	$1.686	$1.692	$1.686
Average percentage of empty miles (4)	11.4%	12.5%	13.3%	13.5%	13.1%
Average tractors in service	7,252	7,321	8,028	8,537	8,757
Total tractors (at year end):
Company	6,595	6,575	7,000	7,470	8,180
Independent contractor	680	675	700	780	820

Total tractors	7,275	7,250	7,700	8,250	9,000

Total trailers (Truckload and Intermodal, at year end)	23,850	23,880	24,940	24,855	25,200

(1)	Amounts in thousands.
(2)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3)	Net of fuel surcharge revenues.
(4)	“Empty” refers to miles without trailer cargo.

The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $8.6 million in 2010, $4.2 million in 2009 and $8.6 million in 2008, as described on page 14.

	2010		2009		2008
Truckload Transportation Services (amounts in 000’s)	$	%	$	%	$	%
Revenues	$1,550,601	100.0	$1,437,527	100.0	$1,881,803	100.0
Operating expenses	1,428,393	92.1	1,353,003	94.1	1,786,789	95.0

Operating income	$122,208	7.9	$84,524	5.9	$95,014	5.0

Higher fuel prices and higher fuel surcharge revenues increase our consolidated operating ratio and the Truckload segment’s operating ratio when fuel surcharges are reported on a gross basis as revenues versus netting against fuel expenses. Eliminating fuel surcharge revenues, which are generally a more volatile source of revenue, provides a more consistent basis for comparing the results of operations from period to period. The following table calculates the Truckload segment’s operating ratio as if fuel surcharges are excluded from total revenues and instead reported as a reduction of operating expenses.

	2010		2009		2008
Truckload Transportation Services (amounts in 000’s)	$	%	$	%	$	%
Revenues	$1,550,601		$1,437,527		$1,881,803
Less: trucking fuel surcharge revenues	254,764		176,744		442,614

Revenues, net of fuel surcharges	1,295,837	100.0	1,260,783	100.0	1,439,189	100.0

Operating expenses	1,428,393		1,353,003		1,786,789
Less: trucking fuel surcharge revenues	254,764		176,744		442,614

Operating expenses, net of fuel surcharges	1,173,629	90.6	1,176,259	93.3	1,344,175	93.4

Operating income	$122,208	9.4	$84,524	6.7	$95,014	6.6

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

	2010		2009		2008
Value Added Services (amounts in 000’s)	$	%	$	%	$	%
Revenues	$250,983	100.0	$217,942	100.0	$265,262	100.0
Rent and purchased transportation expense	213,567	85.1	181,215	83.1	225,498	85.0

Gross margin	37,416	14.9	36,727	16.9	39,764	15.0
Other operating expenses	26,411	10.5	24,377	11.2	25,194	9.5

Operating income	$11,005	4.4	$12,350	5.7	$14,570	5.5

2010 Compared to 2009

Operating Revenues

Operating revenues increased 9% in 2010 compared to 2009. Trucking revenues, excluding fuel surcharges, increased 2% due primarily to a 2.6% increase in average revenues per total mile. A 0.9% decrease in the average number of tractors in service was substantially offset by a 0.8% increase in average monthly miles per tractor.

The truckload freight market improved throughout 2010 compared to 2009; however, the level of improvement was better in the first half of the year than in the latter half. The average weekly pre-booked percentage of loads to trucks (“pre-books”) for the one-way truckload fleets in 2010 were better than those in 2009 throughout much of the year. However, beginning in September 2010, freight volumes softened and average weekly pre-books for the remainder of 2010 were comparable to 2009. Freight trends in our One Way Truckload business were about the same in January 2011 as they were in January 2010. Freight trends have improved in February 2011 compared to the same period in 2010. Severe winter storms during portions of January and early February 2011 have negatively impacted the mileage productivity of our trucks.

The average number of tractors in service decreased to 7,252 in 2010 from 7,321 in 2009. We currently plan to maintain our total truck count at approximately 7,300 trucks until our annual Truckload segment operating income percentage is at least 10%. Our primary objectives are to expand our operating income percentage and improve our returns on assets, equity and capital, while providing our expanded portfolio of services for our customers.

Average revenues per loaded mile, excluding fuel surcharge, increased 1.4% to $1.668 in 2010 from $1.645 in 2009. In comparison, average revenues per total mile increased 2.6% because our average percentage of empty miles improved. The improved freight market during 2010, combined with rising contractual pricing and higher spot market rates, resulted in the increased revenue per mile. Weak market conditions in 2009 resulted in a high level of customer bid activity in the first half of 2009, which contributed to lower rate levels in 2009 and early 2010. Improving market conditions in 2010, aided by a decreasing supply of truck capacity, enabled us to negotiate rate increases for some of our contractual business which became effective in the latter half of 2010. In the first half of 2011, a significant amount of our committed business is available for rate review with customers.

The average percentage of empty miles improved by 110 basis points from 12.5% in 2009 to 11.4% in 2010. On a per-trip basis, empty miles declined 12% from 66 miles per trip in 2009 to 58 miles per trip in 2010. Improved freight market conditions and our proactive fleet management decisions enabled us to be more selective with our freight choices, resulting in fewer empty miles. For freight management and statistical reporting purposes, we classify a mile without cargo in the trailer as an “empty mile” or “deadhead mile”; thus, empty miles include those empty miles generated by our Dedicated fleets, most of which are billable to our Dedicated customers.

Average annual miles per tractor increased by 0.8% from 2009 to 2010, as more trips per tractor were offset by a shorter average trip length. The average trip length in miles (loaded) decreased by 18 miles, or 4%, in 2010 compared to 2009. This decrease is the result of having fewer medium-to-long-haul Van trucks and more trucks in the shorter-haul Regional and Dedicated fleet operations. This trend has occurred since 2007 when we began to reduce the size of our medium-to-long-haul Van fleet.

Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues increased to $254.8 million in 2010 from $176.7 million in 2009 in response to higher average fuel prices in 2010. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. Our fuel surcharge standard is a one (1.0) cent per mile rate increase for every five (5.0) cent per gallon increase in the DOE weekly retail on-highway diesel prices. This standard is used for many fuel surcharge programs. Some customers also have their own standard fuel surcharge program for carriers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty miles (which are not billable to customers), out-of-route miles and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. In a rapidly rising fuel price market, there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel.

We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload (which includes Regional, medium-to-long-haul Van and Expedited), specialized (which includes Dedicated, Flatbed and Temperature-Controlled) and logistics (which includes the VAS segment) services.

VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues increased 15% to $251.0 million in 2010 from $217.9 million in 2009. Most of the revenue increase occurred in the Brokerage and WGL units. The gross number of VAS freight shipments increased by 7% year over year. VAS shifted about the same number of shipments not committed to third-party capacity providers to our Truckload segment, thus the net number of VAS shipments increased by 12%. VAS gross margin dollars increased 2% to $37.4 million in 2010 from $36.7 million in 2009. However, the VAS gross margin percentage decreased from 16.9% in 2009 to 14.9% in 2010 because of the higher cost of third-party carrier capacity in an improving freight market. The following table shows the changes that are described above in shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

	2010	2009	Difference	% Change
Total VAS shipments	261,396	243,286	18,110	7%
Less: Non-committed shipments to Truckload segment	93,760	93,825	(65)	0%

Net VAS shipments	167,636	149,461	18,175	12%

Average revenue per shipment	$1,346	$1,321	$25	2%

Brokerage revenues increased 21% in 2010 compared to 2009 due primarily to increased shipment volume. Brokerage gross margin dollars grew at a lower percentage rate, and the gross margin percentage declined by 145 basis points due to the higher cost of third-party capacity. Intermodal revenues increased 11%, and its gross margin percentage and operating results improved in 2010 compared to 2009. WGL revenues grew 28%, while the gross margin percentage and operating results decreased significantly due to a decrease in the number of higher margin shipments related to several international projects that ended during the latter part of second quarter 2010.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 92.6% in 2010 compared to 94.2% in 2009. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 16 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement for comparing the results of operations from year to year.

	2010	2009	Increase (Decrease) per Mile
Salaries, wages and benefits	$.577	$.573	$0.004
Fuel	.359	.283	0.076
Supplies and maintenance	.168	.153	0.015
Taxes and licenses	.108	.110	(0.002)
Insurance and claims	.079	.095	(0.016)
Depreciation	.173	.175	(0.002)
Rent and purchased transportation	.159	.142	0.017
Communications and utilities	.017	.017	(0.000)
Other	(.001)	.002	(0.003)

Independent contractor costs are included in rent and purchased transportation expense. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). Independent contractor miles as a percentage of total miles were 11.9% in 2010 compared to 11.6% in 2009. This slight increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories to the rent and purchased transportation category. Due to this increase, we estimate that rent and purchased transportation expense for the Truckload segment was higher by approximately 0.3 cents per total mile, and other expense categories had offsetting decreases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.1 cent; (ii) fuel, 0.1 cent; and (iii) depreciation, 0.1 cent.

Salaries, wages and benefits in the Truckload segment increased 0.4 cents per mile on a total-mile basis in 2010 compared to 2009. Higher expense for workers’ compensation claims and unemployment taxes were the primary factors contributing to the increase in salaries, wages and benefits. The workers’ compensation increase resulted primarily from increased negative loss development on existing claims and an increased cost of new claims. Our unemployment tax expense increased by $2.4 million in 2010 from 2009 because various states in which we operate significantly raised their required unemployment tax contribution rates in 2010. We expect 2011 unemployment tax expense to be comparable to 2010. Smaller increases in driver and non-driver wages were offset by lower student pay due to a decrease in the average number of active trainer teams. The higher cost per mile of salaries, wages and benefits expense for 2010 compared to 2009 was offset slightly by the shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. During 2009, we decreased the company matching contribution percentage for our 401(k) plan by half, and effective January 1, 2011, we restored it to the previous level. We expect this change to increase our 401(k) contribution expense by about $0.7 million in 2011 compared to 2010. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 7% in 2010 compared to 2009. VAS handled 7% more shipments in 2010 compared to 2009, including those transferred to the Truckload segment, but the net shipments retained by VAS increased by 12%.

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

The driver recruiting and retention market became more competitive beginning in second quarter 2010 which continues into first quarter 2011. While historically higher national unemployment rates have aided our driver recruiting and retention efforts, we believe that an improved freight market and related increase in driver demand, extended unemployment benefit payment programs and changing industry safety regulations (see Regulation on page 4) are tightening driver supply. During third quarter 2010, we implemented proactive measures that successfully improved our driver recruitment and retention despite the competitive driver market. While we are not immune to changes in the driver market, we continue to believe our position in the current market is better than that of many competitors because over 70% of our driving jobs are in more attractive, shorter-haul Regional and Dedicated fleet operations that enable these drivers to get home more frequently. As economic conditions improve, however, competition for qualified drivers has increased, and we expect it will become more challenging in 2011. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

In March 2010, the United States Congress passed health care reform legislation known as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. The legislation largely maintains employer-based health care systems, Employee Retirement Income Security Act (“ERISA”) protections and state regulation under the federal framework of rules for insured businesses. Some key provisions of the legislation became effective in 2011 (such as expanded dependent coverage and the elimination of pre-existing conditions for children), and other provisions become effective in 2014. We have been working with our primary health care provider, Blue Cross Blue Shield of Nebraska, to understand, prepare for and comply with the legislated changes. Many detailed aspects of the legislation are yet to be determined. At this time, it is difficult to determine the precise impact on us; however, we currently estimate that our health care costs will increase approximately 3% in 2011 as a result of this legislation, not considering health care inflation which has been increasing at a rate of 6-8% per year. Such future cost increases could be more or less as more regulatory provisions are determined and become effective.

Fuel increased 7.6 cents per mile for the Truckload segment due to higher average diesel fuel prices. Average diesel fuel prices in 2010 were 50 cents per gallon higher than in 2009, a 29% increase.

We continue to employ fuel-saving measures such as (i) limiting truck engine idle time, (ii) lowering non-billable miles, (iii) utilizing aerodynamic, more fuel-efficient trucks in the company truck fleet and (iv) equipping company trucks with APUs or diesel-fired heater units. These measures resulted in a 1.4% improvement in fuel miles per gallon (“mpg”) in 2010 compared to 2009. We intend to continue these and other environmentally conscious initiatives, including our active participation as an EPA SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

We have historically been successful recouping a majority, but not all, of fuel cost increases through our fuel surcharge program. When fuel prices rise rapidly, a negative earnings lag occurs because the cost of fuel rises immediately and the market indexes used to determine fuel surcharges increase at a slower pace. As a result, during rising fuel price periods, the negative impact of fuel on our financial results is more significant. In a period of declining fuel prices, we generally experience a temporary favorable earnings effect because fuel costs decline at a faster pace than the market indexes used to determine fuel surcharge collections.

For January and February of 2011, the average diesel fuel price per gallon was approximately 66 cents higher than the average diesel fuel price per gallon in the same period of 2010 and approximately 62 cents higher than the average for first quarter 2010. Crude oil prices began to rise significantly beginning the last full week of February 2011 due to geopolitical uncertainty in some oil-producing nations. Diesel fuel prices have also begun to rise and would be expected to increase further if crude oil prices remain high or increase further. As described above, periods of rising fuel prices generally result in a negative effect on our financial results.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance for the Truckload segment increased 1.5 cents per total mile in 2010 compared to 2009. The higher maintenance costs resulted primarily from an increase in the average age and odometer mileage of our company truck fleet. Because of the ongoing cost increases for new trucks and the weak used truck market, we extended the replacement cycle for company-owned tractors in 2010. A longer replacement cycle results in higher maintenance costs, including maintenance that is not covered by warranty, and results in more tires being purchased and expensed as replacement tires, rather than capitalized as part of the equipment cost when new trucks are placed in service. However, it avoids higher depreciation from the more expensive trucks and offsets a portion of the increased maintenance costs. We have also begun to incur higher maintenance expenses on APUs, which (along with the depreciation expense on the units) partially offsets the resulting lower fuel expense incurred. We expect the average age and odometer mileage of our company truck fleet to decrease in 2011 based on our anticipated capital expenditures for new trucks.

In recent months, the price of natural rubber has increased as global demand outpaces supply of this raw material, and prices are expected to remain high in coming months. Natural rubber is used for the production of tires, and most large tire producers have raised tire prices in 2010 and 2011. We have contracted pricing arrangements in place with our large tire vendors, but we may become subject to increased prices upon the expiration of these contracts in 2011. Additionally, this shortage could affect availability of new tires, and thus, our truck productivity.

Taxes and licenses for the Truckload segment decreased 0.2 cents per total mile in 2010 compared to 2009 due to a decrease in fuel taxes per mile resulting from the improvement in the company truck mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.

Insurance and claims for the Truckload segment decreased 1.6 cents per total mile in 2010 compared to 2009. The decrease is primarily the result of lower expense related to smaller liability claims due to a significantly lower severity of claims and a lower frequency of claims in 2010 compared to 2009, and, to a lesser extent, lower expense related to large liability claims due to improved loss development on older liability claims. The larger portion of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the smaller portion results from insurance premiums for high dollar claim coverage. We renewed our liability insurance policies on August 1, 2010 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2010 are slightly higher than the previous policy year, increasing less than 0.1 cents per total mile.

Depreciation expense for the Truckload segment decreased 0.2 cents per total mile in 2010 compared to 2009 due to a lower ratio of trailers to tractors and more trailers becoming fully depreciated, offset partially by a higher tractor depreciation resulting from the higher cost of new trucks. Depreciation expense was historically affected by two changes to engine emissions standards imposed by the EPA that became effective in October 2002 and in January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with the 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price (approximately $5,000 to $10,000 more per truck) than trucks manufactured to meet the 2007 standards but may be more fuel efficient. In late 2009, we received a small number of engines that meet the 2010 standards, and in 2010, we bought a limited number of new trucks with 2010-standard engines to replace older trucks we sold or traded. Depreciation expense per mile is expected to increase in 2011 due to an increase in prices for new trucks compared to 2010. We remain committed to balancing the ongoing investment required to maintain a best-in-class fleet while focusing on the lowest operating cost model for our customers. We continue to invest in environmentally friendly equipment solutions such as aerodynamic trucks, idling reduction systems, trailer skirting, wide-based tires, and tire inflation systems.

As of December 31, 2010, 40% of the engines in our fleet of company-owned trucks were manufactured by Caterpillar. In September 2008, Caterpillar announced it would not produce on-highway engines for use in the United States that would comply with the 2010 EPA engine emissions standards, but Caterpillar would continue to sell on-highway engines internationally. In 2008, it was estimated that approximately one million trucks in the U.S. domestic market have Caterpillar heavy-duty engines, and Caterpillar has stated it will fully support these engines going forward.

Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 85.1% in 2010 compared to 83.1% in 2009.

Rent and purchased transportation expense for the Truckload segment increased 1.7 cents per total mile in 2010 due primarily to increased fuel prices that resulted in higher reimbursements to independent contractors for fuel, as well as a shift to rent and purchased transportation expense from salaries, wages and benefits and several other expense categories because of the increase in independent contractor truck miles as a percentage of total miles. Fuel reimbursements to independent contractors amounted to $29.7 million in 2010 compared to $21.3 million in 2009. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and independent contractor trucks. Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.

Other operating expenses for the Truckload segment decreased 0.3 cents per mile in 2010. Gains on sales of assets (primarily trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $5.9 million in 2010 from $3.2 million in 2009. The market for the sale of used trucks and trailers remained fairly stable in the first half of 2010 and began to improve in third quarter 2010, and that trend accelerated in fourth quarter 2010. During 2010, we realized higher average gains per truck and sold more trailers. We believe our wholly-owned subsidiary and used truck retail network, Fleet Truck Sales, is one of the larger Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading used trucks to original equipment manufacturers when purchasing new trucks.

Other Expense (Income)

We recorded interest income of $1.5 million in 2010 compared to $1.8 million in 2009.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 41.3% for 2010 versus 42.8% for 2009. The lower income tax rate is attributed to higher income before income taxes, which caused non-deductible expenses, such as driver per diem, to comprise a smaller percentage of our income before income taxes.

2009 Compared to 2008

Operating Revenues

Operating revenues decreased 23% in 2009 compared to 2008. Excluding fuel surcharge revenues, trucking revenues decreased 12% due primarily to an 8.8% decrease in the average number of tractors in service (as discussed further below), a 2.3% decrease in average annual miles per tractor and a 1.5% decrease in average revenues per total mile.

The truckload freight market, as measured by our pre-books, were challenging throughout much of 2009. Weekly pre-books were lower than the corresponding 2008 percentage in all but a few weeks during the first nine months of 2009. Pre-books improved in mid-September 2009 and continued to improve through the end of the year, and pre-books for such period were also higher than the prior year. In comparison, pre-books declined during fourth quarter 2008. Freight volumes showed some seasonal improvement as third quarter 2009 progressed and continued to improve in fourth quarter 2009. A portion of the improved pre-booked percentage was due to fewer trucks, and a portion was due to more loads.

The average number of tractors in service decreased to 7,321 in 2009 from 8,028 in 2008. Freight demand softness caused by the weak economy and excess truck capacity made for a challenging freight market during much of 2008 and 2009. As a result, to better match the volume of freight with the number of trucks and improve profitability, we reduced the size of our Van fleet during 2008 and 2009 to approximately 600 trucks at the end of 2009. This decrease in the Van fleet was partially offset by an increase in the Regional fleet. Our Van fleet has the most exposure to the spot freight market and faced the most operational and competitive challenges in the difficult market conditions.

The softer freight market during 2009, combined with excess truck capacity in the market and a high level of customer bid activity in the first half of 2009, caused continued pressure on freight rates. These factors resulted in a 2.4% decrease in revenue per loaded mile, excluding fuel surcharge, from $1.686 in 2008 to $1.645 in 2009. Revenue per total mile decreased only 1.5% from 2008 to 2009, as our average percentage of empty miles improved.

The average percentage of empty miles improved by 80 percentage points from 13.3% in 2008 to 12.5% in 2009. On a per-trip basis, empty miles declined 20% from 83 miles per trip in 2008 to 66 miles per trip in 2009.

Fuel surcharge revenues decreased to $176.7 million in 2009 from $442.6 million in 2008 in response to lower average fuel prices in 2009.

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

	2009	2008	Difference	% Change
Total VAS shipments	243,286	231,754	11,532	5%
Less: Non-committed shipments to Truckload segment	93,825	71,299	22,526	32%

Net VAS shipments	149,461	160,455	(10,994)	(7%)

Average revenue per shipment	$1,321	$1,576	($255)	(16%)

Brokerage revenues decreased 20% in 2009 compared to 2008 because of the factors described in the paragraph above; however, the Brokerage gross margin percentage improved by 70 basis points due to a decline in fuel prices and a lower cost of third-party capacity. Freight management revenues declined 36% due to reduced shipments with existing customers resulting from a decline in certain customers’ overall shipment levels. Intermodal revenues decreased 24%, and its gross margin percentage decreased by 320 basis points because of a weak and competitive intermodal pricing market in 2009. WGL revenues grew 42%, and it also achieved gross margin and operating income improvement, resulting from increased shipment volumes.

Operating Expenses

Our operating ratio was 94.2% in 2009 compared to 94.8% in 2008. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 16 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated.

	2009	2008	Increase (Decrease) per Mile
Salaries, wages and benefits	$.573	$.574	$(.001)
Fuel	.283	.518	(.235)
Supplies and maintenance	.153	.158	(.005)
Taxes and licenses	.110	.112	(.002)
Insurance and claims	.095	.106	(.011)
Depreciation	.175	.166	.009
Rent and purchased transportation	.142	.175	(.033)
Communications and utilities	.017	.020	(.003)
Other	.002	(.004)	.006

Independent contractor miles as a percentage of total miles were 11.6% in 2009 compared to 11.9% in 2008. This decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 0.3 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.1 cent; (ii) fuel, 0.1 cent; and (iii) depreciation, 0.1 cent.

We implemented numerous cost-saving programs throughout 2009. Examples of these cost-saving measures included improving our ratio of tractors to non-driver employees, reducing driver advertising, reducing driver lodging costs, restructuring discretionary driver pay programs, reducing truck sales location costs and decreasing the company-matching contribution percentage for our 401(k) plan.

Salaries, wages and benefits in the Truckload segment decreased 0.1 cent per mile on a total mile basis in 2009 compared to 2008. This decrease is primarily attributed to lower driver and non-driver salaries, partially offset by higher group health insurance costs. Also offsetting these cost reductions was the effect of the 2.3% lower average miles per tractor on the non-driver, student and fringe benefit components of this expense category, as well as the shift from rent and purchased transportation expense to salaries, wages and benefits because of the decrease in independent contractor miles as a percentage of total miles. Although we improved our tractor-to-non-driver ratio for the trucking operation by 13% during 2009, the benefit did not start to be realized until the second quarter of 2009. Driver salaries decreased as 2009 progressed and following changes to some discretionary driver pay programs, resulted in lower expense per mile in the last half of 2009. Higher group health insurance costs, resulting from an approximate 10% increase in average claims costs per participant, were partially offset by lower workers’ compensation expense. Non-driver salaries, wages and benefits in the non-trucking VAS segment were essentially flat. Although VAS revenues were lower during 2009, the number of shipments handled by VAS in 2009 (including those transferred to the Truckload segment) was approximately 5% higher.

We renewed our workers’ compensation insurance coverage for the policy year that began April 1, 2009. Our coverage levels were the same as the prior policy year. We maintained a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year that began April 2009 were slightly lower than the previous policy year, due primarily to lower projected payroll.

The qualified and student driver recruiting and retention markets improved in 2009 compared to 2008. The weakness in the construction and automotive industries, other trucking company failures and fleet reductions and the higher national unemployment rate continued to improve driver recruiting and retention. These factors resulted in limited employment options for drivers and consequently made more qualified and student drivers available in the workforce in 2009.

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

During 2009, we continued to improve fuel mpg through several initiatives to improve fuel efficiency. We improved fuel mpg on a year-over-year basis for the eleventh consecutive quarter in fourth quarter 2009. These initiatives have been ongoing since March 2008 and include (i) reducing truck engine idle time, (ii) lowering non-billable miles, (iii) increasing the percentage of aerodynamic, more fuel efficient trucks in the company truck fleet and (iv) installing APUs in company trucks. As of December 31, 2009, we had installed APUs in approximately 63% of the company-owned truck fleet, compared to about 50% as of December 31, 2008. As a result of these initiatives, we improved our company truck average mpg by 3.8% in 2009 compared to 2008. This mpg improvement resulted in the purchase of 5.5 million fewer gallons of diesel fuel in 2009 than in 2008. This equates to a reduction of approximately 61,050 tons of carbon dioxide emissions.

Supplies and maintenance for the Truckload segment decreased 0.5 cents per total mile in 2009 compared to 2008. Through our cost-savings programs and improved driver retention, we realized decreases in driver-related costs such as driver advertising and referral fees, motels and travel. These savings were partially offset by a slight increase in the average age of our company truck fleet from 2.5 years at December 31, 2008 to 2.6 years at December 31, 2009, which contributes to higher maintenance costs, including maintenance that is not covered by warranty.

Taxes and licenses for the Truckload segment decreased 0.2 cents per total mile in 2009 compared to 2008 due to a decrease in fuel taxes per mile resulting from the improvement in the company truck mpg. This decrease was partially offset by the effect of lower average miles per tractor on the fixed cost components (primarily equipment licensing fees) of this operating expense category.

Insurance and claims for the Truckload segment decreased 1.1 cent per total mile in 2009 compared to 2008. For small liability claims, in 2009 we experienced net favorable development on claims that occurred in prior years compared to net unfavorable development in 2008, which was partially offset by slightly higher expense (on a per-mile basis) related to claims incurred in the current year period. For large liability claims, our expense for claims incurred in the current year period was essentially flat from 2008 to 2009, and the amount we recorded for net unfavorable development on prior year claims was lower in 2009 than in 2008. We renewed our liability insurance policies on August 1, 2009 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million. The annual aggregate for claims in excess of $5.0 million and less than $10.0 million increased from $4.0 million to $5.0 million We maintain liability coverage with insurance carriers substantially in excess of the $10.0 million per claim. See Item 3 (Legal Proceedings) of this Form 10-K for information on our bodily injury and property damage coverage levels since August 1, 2007. Our liability insurance premiums for the policy year that began August 1, 2009 were slightly lower than the previous policy year but increased about 9% on a per-mile basis.

Depreciation expense for the Truckload segment increased 0.9 cents per total mile in 2009 compared to 2008. Nearly half of the increase resulted from the effect of the 2.3% lower average miles per tractor on this fixed cost. The remainder of the increase was due to depreciation of the APUs installed on more company trucks and a higher ratio of trailers to tractors resulting from the tractor fleet reductions. While we incur depreciation expense on APUs, we also incur lower fuel expense because tractors with APUs consume much less fuel during periods of truck idling.

As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 83.1% in 2009 compared to 85.0% in 2008. Rent and purchased transportation for the Truckload segment decreased 3.3 cents per total mile in 2009 due primarily to (i) decreased fuel prices that resulted in lower reimbursements to independent contractors for fuel during most of 2009 compared to 2008 and (ii) the shift from rent and purchased transportation expense to salaries, wages and benefits expense because of the decrease in independent contractor truck miles as a percentage of total miles. Fuel reimbursements to independent contractors amounted to $21.3 million in 2009 compared to $53.0 million in 2008.

Other operating expenses for the Truckload segment increased 0.6 cents per mile in 2009. Gains on sales of assets decreased to $3.2 million in 2009 from $9.9 million in 2008. Buyer demand for used trucks and trailers was lower in 2009 due to the weak freight market and recessionary economy. During the first half of 2009, we closed eight lower volume Fleet Truck Sales offices and continued to operate in eight locations across the continental United States.

Other Expense (Income)

We recorded interest income of $1.8 million in 2009 compared to $4.0 million in 2008. Our average cash and cash equivalents balances were similar in both years, but the average interest rate earned on these funds was considerably lower in 2009 due to a decrease in market interest rates.

Income Taxes

Our effective income tax rate was 42.8% for 2009 versus 42.3% for 2008. The higher income tax rate can be attributed to higher state taxes.

Liquidity and Capital Resources:

During the year ended December 31, 2010, we generated cash flow from operations of $228.5 million, a 17.5% increase ($34.0 million), compared to the year ended December 31, 2009. This increase is attributed primarily to (i) a $27.1 million increase in cash flows related to insurance and claims accruals (both current and long-term) due primarily to the settlement of some larger claims in 2009, (ii) higher net income of $23.5 million, (iii) an $11.3 million increase in cash flows related to accounts payable and (iv) a $9.6 million increase in cash flows related to accrued payroll. These increases were partially offset by (i) a $14.7 million decrease in cash flows related to increased accounts receivable due to shipment growth at the end of the year and higher fuel surcharge billings at the end of 2010 due to higher fuel prices in 2010 and (ii) higher income tax payments of $21.6 million during 2010. Cash flow from operations decreased $64.7 million in 2009 from 2008, or 25.0%. The decrease in cash flow from operations in 2009 compared to 2008 was attributed to (i) a $34.8 million decrease in cash flows related to insurance and claims accruals (both current and long-term) due primarily to the settlement of some larger claims, (ii) a $22.4 million decrease in cash flows related to accounts receivable because of a decrease in fuel surcharge billings at the end of 2008 due to lower fuel prices and lower revenues attributed to the smaller fleet size in 2009 and (iii) a $12.4 million decrease in cash flows related to accrued payroll. We were able to make net capital expenditures, pay dividends and repurchase common stock because of the cash flow from operations and existing cash balances, supplemented by net borrowings under our existing credit facilities.

Net cash used in investing activities increased by $19.8 million to $114.3 million in 2010 from $94.6 million in 2009 and decreased by $20.8 million in 2009 from 2008. Net property additions (primarily revenue equipment) were $119.0 million for the year ended December 31, 2010 compared to $98.8 million during the same period of 2009 and $121.0 million during 2008. The increase in investing cash flows from 2009 to 2010 and the decrease from 2008 to 2009 occurred because we took delivery of substantially fewer new trailers in 2009 than in 2008 and 2010. As of December 31, 2010, we were committed to property and equipment purchases, net of trades, of approximately $22.5 million. We currently expect our estimated net capital expenditures (primarily revenue equipment) to be in the range of $150.0 million to $200.0 million in 2011. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities used $119.3 million in 2010, $130.3 million in 2009 and $119.3 million in 2008. The decrease from 2009 to 2010 resulted from debt repayments (net of borrowings) of $30.0 million in 2009. We had net borrowings of $30.0 million in 2008. We paid quarterly and special dividends of $130.7 million in 2010, $104.2 million in 2009 and $164.4 million in 2008. The dividends paid in each of these years included special dividends of $1.60 per share ($116.2 million total) paid in December 2010, $1.25 per share ($89.9 million total) paid in December 2009 and $2.10 per share ($150.3 million total) paid in December 2008. Financing activities also included common stock repurchases of $4.5 million in 2008, and no such repurchases occurred in 2009 or 2010. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends on stock market conditions and other factors. As of December 31, 2010, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

Management believes our financial position at December 31, 2010 is strong. As of December 31, 2010, we had $14.0 million of cash and cash equivalents and $669.0 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of December 31, 2010, we had $225.0 million of available credit pursuant to two credit facilities, of which we had no borrowings outstanding. The $225.0 million of credit available under these facilities is reduced by the $41.2 million in letters of credit under which we are obligated. These letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2010.

Payments Due by Period

(in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$7.5	$0.3	$—	$—	$—	$7.2
Property and equipment purchase commitments	22.5	22.5	—	—	—	—

Total contractual cash obligations	$30.0	$22.8	$—	$—	$—	$7.2

Other Commercial Commitments
Unused lines of credit	$183.8	$—	$183.8	$—	$—	$—
Standby letters of credit	41.2	41.2	—	—	—	—

Total commercial commitments	$225.0	$41.2	$183.8	$—	$—	$—

Total obligations	$255.0	$64.0	$183.8	$—	$—	$7.2

We have committed credit facilities with two banks totaling $225.0 million that mature in November 2013 ($175.0 million) and May 2012 ($50.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of December 31, 2010, we had no borrowings outstanding under these credit facilities with banks. In January 2011, we borrowed $20.0 million, which we repaid in February 2011. The credit available under these facilities is reduced by the amount of standby letters of credit under which we are obligated. The standby letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, net of trades, primarily for revenue equipment. As of December 31, 2010, we have recorded a $7.5 million liability for unrecognized tax benefits. We expect $0.3 million to be settled within the next twelve months and are unable to reasonably determine when the $7.2 million categorized as “period unknown” will be settled.

Off-Balance Sheet Arrangements:

In 2010, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

Critical Accounting Policies:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the (i) reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant accounting policies and estimates that affect our financial statements include the following:

•

Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers. Depreciable lives of tractors and trailers range from 80 months to 12 years. During 2010, we changed the estimated useful lives and salvage values used for depreciating our tractors to reflect an extended replacement cycle. Previously, we generally depreciated tractors over an estimated useful life of 60 months, using an estimated salvage value equal to 25% of the cost. Beginning in second quarter 2010, we extended the estimated useful life to 80 months and reduced the estimated salvage value to $0. This change did not affect the monthly depreciation rate and thus had no effect on depreciation expense recorded during the year, but allows depreciation expense to continue beyond 60 months in recognition of the extended replacement cycle for tractors. Estimates of salvage value at the expected date of trade-in or sale are based on the expected market values of equipment at the time of disposal. We continually monitor the adequacy of the lives and salvage values used in calculating depreciation expense and adjust these assumptions appropriately when warranted.

•

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

•

Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation. The insurance and claims accruals (current and non-current) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers’ compensation claims every six months.

•

Policies for revenue recognition. Operating revenues (including fuel surcharge revenues) and related direct costs are recorded when the shipment is delivered. For shipments where a third-party capacity provider (including independent contractors under contract with us) is utilized to provide some or all of the service and we (i) are the primary obligor in regard to the shipment delivery, (ii) establish customer pricing separately from carrier rate negotiations, (iii) generally have discretion in carrier selection and/or (iv) have credit risk on the shipment, we record both revenues for the dollar value of services we bill to the customer and rent and purchased transportation expense for transportation costs we pay to the third-party provider upon the shipment’s delivery. In the absence of the conditions listed above, we record revenues net of those expenses related to third-party providers.

•

Accounting for income taxes. Significant management judgment is required to determine (i) the provision for income taxes, (ii) whether deferred income taxes will be realized in full or in part and (iii) the liability for unrecognized tax benefits related to uncertain tax positions. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed necessary due to our profitable operations. Accordingly, if facts or financial circumstances change and consequently impact the likelihood of realizing the deferred income tax assets, we would need to apply management’s judgment to determine the amount of valuation allowance required in any given period.

•

Allowance for doubtful accounts. The allowance for doubtful accounts is our estimate of the amount of probable credit losses and revenue adjustments in our existing accounts receivable. We review the financial condition of customers for granting credit and monitor changes in customers’ financial conditions on an ongoing basis. We determine the allowance based on analysis of individual customers’ financial condition, our historical write-off experience and national economic conditions. We have formal policies in place to continually monitor credit extended to customers and to manage our credit risk. We maintain credit insurance for some customer accounts. We evaluate the adequacy of our allowance for doubtful accounts quarterly and believe our allowance for doubtful accounts is adequate based on information currently available.

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

Interest Rate Risk

We had no debt outstanding at December 31, 2010. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of December 31, 2010, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of December 31, 2010, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $2.1 million in 2010 and $1.6 million for 2009 and losses were $7.0 million for 2008 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 12.36 Pesos to $1.00 at December 31, 2010 compared to 13.06 Pesos to $1.00 at December 31, 2009 and 13.54 Pesos to $1.00 at December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Werner Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Werner Enterprises, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Omaha, Nebraska

March 1, 2011

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008

Operating revenues	$1,815,020	$1,666,470	$2,165,599

Operating expenses:
Salaries, wages and benefits	527,576	522,962	586,035
Fuel	313,518	247,640	508,594
Supplies and maintenance	155,943	141,402	163,524
Taxes and licenses	94,018	96,406	109,443
Insurance and claims	69,991	83,458	104,349
Depreciation	152,242	155,315	167,435
Rent and purchased transportation	352,648	305,854	397,887
Communications and utilities	15,123	15,856	19,579
Other	(621)	886	(4,182)

Total operating expenses	1,680,438	1,569,779	2,052,664

Operating income	134,582	96,691	112,935

Other expense (income):
Interest expense	47	99	83
Interest income	(1,536)	(1,779)	(3,972)
Other	(166)	(466)	(198)

Total other income	(1,655)	(2,146)	(4,087)

Income before income taxes	136,237	98,837	117,022
Income taxes	56,198	42,253	49,442

Net income	$80,039	$56,584	$67,580

Earnings per share:
Basic	$1.11	$0.79	$0.96

Diluted	$1.10	$0.79	$0.94

Weighted-average common shares outstanding:
Basic	72,369	71,672	70,752

Diluted	72,807	72,075	71,658

The accompanying notes are an integral part of these consolidated financial statements.

WERNER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$13,966	$18,430
Accounts receivable, trade, less allowance of $9,484 and $9,167, respectively	190,264	180,740
Other receivables	10,431	10,366
Inventories and supplies	16,868	12,725
Prepaid taxes, licenses, and permits	14,934	14,628
Current deferred income taxes	27,829	24,808
Other current assets	23,407	22,807

Total current assets	297,699	284,504

Property and equipment, at cost:
Land	30,092	28,689
Buildings and improvements	128,908	128,112
Revenue equipment	1,220,527	1,246,752
Service equipment and other	170,110	177,158

Total property and equipment	1,549,637	1,580,711
Less – accumulated depreciation	708,582	708,809

Property and equipment, net	841,055	871,902

Other non-current assets	12,798	16,603

Total assets	$1,151,552	$1,173,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,708	$47,056
Insurance and claims accruals	71,857	65,667
Accrued payroll	18,838	17,567
Other current liabilities	20,037	16,451

Total current liabilities	168,440	146,741

Other long-term liabilities	10,380	8,760
Deferred income taxes	190,507	199,358
Insurance and claims accruals, net of current portion	113,250	113,500
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 72,644,998 and 71,896,512 shares outstanding, respectively	805	805
Paid-in capital	91,872	92,389
Retained earnings	728,216	778,890
Accumulated other comprehensive loss	(3,420)	(5,556)
Treasury stock, at cost; 7,888,538 and 8,637,024 shares, respectively	(148,498)	(161,878)

Total stockholders’ equity	668,975	704,650

Total liabilities and stockholders’ equity	$1,151,552	$1,173,009

The accompanying notes are an integral part of these consolidated financial statements.

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$80,039	$56,584	$67,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152,242	155,315	167,435
Deferred income taxes	(11,921)	4,908	(5,685)
Gain on disposal of operating equipment	(5,907)	(3,192)	(9,896)
Stock based compensation	1,461	1,243	1,455
Insurance and claims accruals, net of current portion	(250)	(7,000)	10,000
Other	592	(1,160)	437
Changes in certain working capital items:
Accounts receivable, net	(9,524)	5,196	27,560
Prepaid expenses and other current assets	(1,218)	7,535	(2,656)
Accounts payable	10,839	(445)	(2,968)
Accrued and other current liabilities	12,130	(24,542)	5,868

Net cash provided by operating activities	228,483	194,442	259,130

Cash flows from investing activities:
Additions to property and equipment	(176,057)	(177,846)	(206,305)
Retirements of property and equipment	57,024	79,000	85,324
Decrease in notes receivable	4,699	4,286	5,615

Net cash used in investing activities	(114,334)	(94,560)	(115,366)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	50,000	20,000	30,000
Repayments of short-term debt	(50,000)	(50,000)	0
Dividends on common stock	(130,676)	(104,189)	(164,420)
Repurchases of common stock	0	0	(4,486)
Stock options exercised	7,980	2,577	13,624
Excess tax benefits from exercise of stock options	3,422	1,331	6,026

Net cash used in financing activities	(119,274)	(130,281)	(119,256)

Effect of exchange rate fluctuations on cash	661	205	(974)
Net increase (decrease) in cash and cash equivalents	(4,464)	(30,194)	23,534
Cash and cash equivalents, beginning of year	18,430	48,624	25,090

Cash and cash equivalents, end of year	$13,966	$18,430	$48,624

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$47	$154	$28
Income taxes	56,050	34,431	53,562
Supplemental disclosures of non-cash investing activities:
Notes receivable issued upon sale of revenue equipment	$4,607	$2,136	$2,741

The accompanying notes are an integral part of these consolidated financial statements.

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

				Accumulated
	Common Stock	Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2007	$805	$101,024	$923,411	$(169)	$(192,283)	$832,788

Purchases of 250,000 shares of common stock	0	0	0	0	(4,486)	(4,486)
Dividends on common stock ($2.300 per share)	0	0	(164,480)	0	0	(164,480)
Exercise of stock options, 1,453,078 shares, including excess tax benefits	0	(9,136)	0	0	28,786	19,650
Stock-based compensation expense	0	1,455	0	0	0	1,455
Comprehensive income (loss):
Net income	0	0	67,580	0	0	67,580
Foreign currency translation adjustments	0	0	0	(6,977)	0	(6,977)

Total comprehensive income (loss)	0	0	67,580	(6,977)	0	60,603

BALANCE, December 31, 2008	805	93,343	826,511	(7,146)	(167,983)	745,530

Dividends on common stock ($1.450 per share)	0	0	(104,205)	0	0	(104,205)
Exercise of stock options, 320,245 shares, including excess tax benefits	0	(2,197)	0	0	6,105	3,908
Stock-based compensation expense	0	1,243	0	0	0	1,243
Comprehensive income (loss):
Net income	0	0	56,584	0	0	56,584
Foreign currency translation adjustments	0	0	0	1,590	0	1,590

Total comprehensive income (loss)	0	0	56,584	1,590	0	58,174

BALANCE, December 31, 2009	805	92,389	778,890	(5,556)	(161,878)	704,650

Dividends on common stock ($1.800 per share)	0	0	(130,713)	0	0	(130,713)
Exercise of stock options, 748,486 shares, including excess tax benefits	0	(1,978)	0	0	13,380	11,402
Stock-based compensation expense	0	1,461	0	0	0	1,461
Comprehensive income (loss):
Net income	0	0	80,039	0	0	80,039
Foreign currency translation adjustments	0	0	0	2,136	0	2,136

Total comprehensive income (loss)	0	0	80,039	2,136	0	82,175

BALANCE, December 31, 2010	$805	$91,872	$728,216	$(3,420)	$(148,498)	$668,975

The accompanying notes are an integral part of these consolidated financial statements.

WERNER ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Werner Enterprises, Inc. (the “Company”) is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. For the years ended December 31, 2010, 2009 and 2008, our ten largest customers comprised 40%, 41% and 39% of our revenues, respectively. No single customer generated more than 10% of the Company’s total revenues in 2010, 2009, and 2008.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Werner Enterprises, Inc. and our majority-owned subsidiaries. All significant intercompany accounts and transactions relating to these majority-owned entities have been eliminated.

Use of Management Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: We consider all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents.

Trade Accounts Receivable: We record trade accounts receivable at the invoiced amounts, net of an allowance for doubtful accounts. The allowance for doubtful accounts is our estimate of the amount of probable credit losses and revenue adjustments in our existing accounts receivable. We review the financial condition of customers for granting credit and determine the allowance based on analysis of individual customers’ financial condition, historical write-off experience and national economic conditions. We evaluate the adequacy of our allowance for doubtful accounts quarterly. Past due balances over 90 days and exceeding a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories and Supplies: Inventories and supplies are stated at the lower of average cost or market and consist primarily of revenue equipment parts, tires, fuel and supplies. Tires placed on new revenue equipment are capitalized as a part of the equipment cost. Replacement tires are expensed when placed in service.

Property, Equipment, and Depreciation: Additions and improvements to property and equipment are capitalized at cost, while maintenance and repair expenditures are charged to operations as incurred. Gains and losses on the sale or exchange of equipment are recorded in other operating expenses.

Depreciation is calculated based on the cost of the asset, reduced by the asset’s estimated salvage value, using the straight-line method. Accelerated depreciation methods are used for income tax purposes. The lives and salvage values assigned to certain assets for financial reporting purposes are different than for income tax purposes. For financial reporting purposes, assets are generally depreciated using the following estimated useful lives and salvage values:

	Lives	Salvage Values
Building and improvements	30 years	0%
Tractors	80 months	0%
Trailers	12 years	$1,000
Service and other equipment	3-10 years	0%

During 2010, we changed the estimated useful lives and salvage values used for depreciating our tractors to reflect an extended replacement cycle. Previously, we generally depreciated tractors over an estimated useful life of 60 months, using an estimated salvage value equal to 25% of the cost. Beginning in second quarter 2010, we extended the estimated useful life to 80 months and reduced the estimated salvage value to $0. This change did not affect the monthly depreciation rate and thus had no effect on depreciation expense recorded during the year, but allows depreciation expense to continue beyond 60 months in recognition of the extended replacement cycle for tractors.

Long-Lived Assets: We review our long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets.

Insurance and Claims Accruals: Insurance and claims accruals (both current and non-current) reflect the estimated cost (including estimated loss development and loss adjustment expenses) for (i) cargo loss and damage, (ii) bodily injury and property damage, (iii) group health and (iv) workers’ compensation claims not covered by insurance. The costs for cargo, bodily injury and property damage insurance and claims are included in insurance and claims expense in the Consolidated Statements of Income; the costs of group health and workers’ compensation claims are included in salaries, wages and benefits expense. The insurance and claims accruals are recorded at the estimated ultimate payment amounts. Such insurance and claims accruals are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. Actual costs related to insurance and claims have not differed materially from estimated accrued amounts for all years presented. An actuary reviews our self-insurance reserves for bodily injury and property damage claims and workers’ compensation claims every six months.

We were responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving bodily injury or property damage since August 1, 1992. For the policy year beginning August 1, 2004, we increased our self-insured retention (“SIR”) and deductible amount to $2.0 million per occurrence. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. The following table reflects the SIR/deductible levels and aggregate amounts of liability for bodily injury and property damage claims since August 1, 2007:

Coverage Period	Primary Coverage	Primary Coverage SIR/Deductible
August 1, 2007 – July 31, 2008	$5.0 million	$2.0 million	(1)
August 1, 2008 – July 31, 2009	$5.0 million	$2.0 million	(2)
August 1, 2009 – July 31, 2010	$5.0 million	$2.0 million	(1)
August 1, 2010 – July 31, 2011	$5.0 million	$2.0 million	(1)

(1)	Subject to an additional $8.0 million aggregate in the $2.0 to $5.0 million layer and a $5.0 million aggregate in the $5.0 to $10.0 million layer.
(2)	Subject to an additional $8.0 million aggregate in the $2.0 to $5.0 million layer and a $4.0 million aggregate in the $5.0 to $10.0 million layer.

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

We are responsible for workers’ compensation up to $1.0 million per claim. We also maintain a $27.8 million bond and have insurance for individual claims above $1.0 million.

Under these insurance arrangements, we maintained $41.2 million in letters of credit as of December 31, 2010.

Revenue Recognition: The Consolidated Statements of Income reflect recognition of operating revenues (including fuel surcharge revenues) and related direct costs when the shipment is delivered. For shipments where a third-party capacity provider (including independent contractors under contract with us) is utilized to provide some or all of the service and we (i) are the primary obligor in regard to the shipment delivery, (ii) establish customer pricing separately from carrier rate negotiations, (iii) generally have discretion in carrier selection and/or (iv) have credit risk on the shipment, we record both revenues for the dollar value of services we bill to the customer and rent and purchased transportation expense for transportation costs we pay to the third-party provider upon the shipment’s delivery. In the absence of the conditions listed above, we record revenues net of those expenses related to third-party providers.

Foreign Currency Translation: Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Most foreign revenues are denominated in U.S. Dollars. Expense items are translated at the average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the foreign operations. Foreign currency translation gains were $2.1 million for 2010 and $1.6 million for 2009 and losses were $7.0 million for 2008 and are recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Income Taxes: We use the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Common Stock and Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards. There are no differences in the numerators of our computations of basic and diluted earnings per share for any periods presented. The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Years Ended December 31,
	2010	2009	2008
Net income	$80,039	$56,584	$67,580

Weighted average common shares outstanding	72,369	71,672	70,752
Dilutive effect of stock-based awards	438	403	906

Shares used in computing diluted earnings per share	72,807	72,075	71,658

Basic earnings per share	$1.11	$.79	$.96

Diluted earnings per share	$1.10	$.79	$.94

Options to purchase shares of common stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period, were:

	Years Ended December 31,
	2010	2009	2008
Number of options	0	755,494	23,600
Ranges of option purchase prices	$0	$18.33-20.36	$19.84-20.36

Stock-Based Compensation: We have a stock-based compensation plan that provides for grants of non-qualified stock options, restricted stock and stock appreciation rights to our employees and directors. We apply the fair value method of accounting for stock-based compensation awards. Issuances of stock upon an exercise of stock options or vesting of restricted stock are made from treasury stock. Grants of stock options and restricted stock vest in increments, and we recognize compensation expense over the requisite service period of each award.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2010, 2009 and 2008, comprehensive income consists of net income and foreign currency translation adjustments.

New Accounting Pronouncements Adopted: In February 2010, an update was made to “Subsequent Events” because the topic’s requirement to disclose the date that financial statements are issued may conflict with SEC guidance. This update removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This update became effective for us upon its issuance in February 2010 and, upon adoption, had no effect on our financial position, results of operations and cash flows.

Accounting Standards Updates Not Yet Effective: In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update (i) removes the objective-and-reliable-

evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation and (v) expands the ongoing disclosure requirements. This update is effective for us beginning January 1, 2011 and can be applied prospectively or retrospectively. As of December 31, 2010, management believes that adopting this update will have no effect on our consolidated financial position, results of operations and cash flows.

In December 2010, an update was made to “Intangibles – Goodwill and Other.” This update provides additional guidance about performing the second step of the two-step goodwill impairment test for entities with reporting units having zero or negative carrying amounts. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As of December 31, 2010, management believes that adopting this update will have no effect on our consolidated financial position, results of operations and cash flows.

In December 2010, an update was made to “Business Combinations.” This update specifies how entities should disclose supplementary pro forma revenue and earnings of the combined entity when presenting comparative financial statements. This update is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As of December 31, 2010, management believes that adopting this update will have no effect on our consolidated financial position, results of operations and cash flows.

Other Accounting Standards Updates not effective until after December 31, 2010, are not expected to have a significant effect on our consolidated financial position, results of operations or cash flows.

(2) CREDIT FACILITIES

As of December 31, 2010, we have committed credit facilities with two banks totaling $225.0 million that mature in November 2013 ($175.0 million) and May 2012 ($50.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of December 31, 2010 and December 31, 2009, we had no borrowings outstanding under these credit facilities with banks. In January 2011, we borrowed $20.0 million, which we repaid in February 2011. The $225.0 million of credit available under these facilities is further reduced by $41.2 million in letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). We were in compliance with these covenants at December 31, 2010.

(3) NOTES RECEIVABLE

Notes receivable are included in other current assets and other non-current assets in the Consolidated Balance Sheets. At December 31, notes receivable consisted of the following (in thousands):

	December 31,
	2010	2009
Independent contractor notes receivable	$7,264	$6,756
TDR Transportes, S.A. de C.V.	3,600	3,600
Other notes receivable	4,251	4,851

	15,115	15,207
Less current portion	7,567	3,404

Notes receivable – non-current	$7,548	$11,803

We provide financing to some independent contractors who want to become independent contractors by purchasing a tractor from us and leasing their services to us. At December 31, 2010, we had 221 notes receivable from these independent contractors and at December 31, 2009, we had 187 such notes receivable. See Note 7 for information regarding notes from related parties. We maintain a primary security interest in the tractor until the independent contractor pays the note balance in full. We also retain recourse exposure related to independent contractors who purchased tractors from us with third-party financing we arranged.

During 2002, we loaned $3.6 million to TDR Transportes, S.A. de C.V. (“TDR”), a truckload carrier in the Republic of Mexico. The loan has a nine-year term with principal payable at the end of the term. Such loan (i) is subject to acceleration if certain conditions are met, (ii) bears interest at a rate of 5% per annum (which is payable quarterly), (iii) contains certain financial and other covenants and (iv) is collateralized by the assets of TDR. We are currently negotiating an amendment to this note which we expect to extend the term. We had a receivable for interest on this note of $31,000 as of December 31, 2010, and as of December 31, 2009, TDR had prepaid interest through January 31, 2010. See Note 7 for information regarding related party transactions.

(4) INCOME TAXES

Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$56,924	$31,267	$47,575
State	11,195	6,078	7,552

	68,119	37,345	55,127

Deferred:
Federal	(8,523)	5,605	(3,735)
State	(3,398)	(697)	(1,950)

	(11,921)	4,908	(5,685)

Total income tax expense	$56,198	$42,253	$49,442

The effective income tax rate differs from the federal corporate tax rate of 35% in 2010, 2009 and 2008 as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Tax at statutory rate	$47,683	$34,593	$40,958
State income taxes, net of federal tax benefits	5,068	3,498	3,641
Non-deductible meals and entertainment	2,943	3,558	4,158
Income tax credits	(525)	(480)	(752)
Other, net	1,029	1,084	1,437

Total income tax expense	$56,198	$42,253	$49,442

At December 31, deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Insurance and claims accruals	$72,327	$70,322
Allowance for uncollectible accounts	5,648	5,087
Other	7,087	7,285

Gross deferred tax assets	85,062	82,694

Deferred tax liabilities:
Property and equipment	238,416	248,078
Prepaid expenses	6,734	6,533
Other	2,590	2,633

Gross deferred tax liabilities	247,740	257,244

Net deferred tax liability	$162,678	$174,550

These amounts (in thousands) are presented in the accompanying Consolidated Balance Sheets as of December 31 as follows:

	December 31,
	2010	2009
Current deferred tax asset	$27,829	$24,808
Non-current deferred tax liability	190,507	199,358

Net deferred tax liability	$162,678	$174,550

We have not recorded a valuation allowance because we believe that all deferred tax assets are more likely than not to be realized as a result of our historical profitability, taxable income and reversal of deferred tax liabilities.

We recognized a $0.3 million increase in the net liability for unrecognized tax benefits for the year ended December 31, 2010 and a $0.5 million increase for the year ended December 31, 2009. We accrued an interest benefit of $0.2 million during 2010 and $0.4 million during 2009. Our total gross liability for unrecognized tax benefits at December 31, 2010 and 2009 is $7.5 million. If recognized, $4.8 million of unrecognized tax benefits as of December 31, 2010 and $4.5 million as of December 31, 2009 would impact our effective tax rate. Interest of $3.0 million as of December 31, 2010 and $3.2 million as of December 31, 2009 has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2010 and 2009 are shown below (in thousands).

	December 31,
	2010	2009
Unrecognized tax benefits, beginning balance	$7,531	$7,450
Gross increases - tax positions in prior period	268	477
Gross decreases - tax positions in prior period	—	—
Gross increases - current-period tax positions	311	296
Settlements	(628)	(692)
Lapse of statute of limitations	—	—

Unrecognized tax benefits, ending balance	$7,482	$7,531

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2006 through 2009 are open for examination by the U.S. Internal Revenue Services (the “IRS”), and various years are open for examination by state and foreign tax authorities. In May 2010, the IRS began an audit of the 2007 and 2008 tax years. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(5) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Equity Plan

Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type of award, recipients, number of shares subject to each award and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of December 31, 2010, there were 8,132,007 shares available for granting additional awards.

We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of December 31, 2010, the total unrecognized compensation cost related to non-vested stock-based compensation awards was approximately $8.0 million and is expected to be recognized over a weighted average period of 2.2 years. The following table summarizes the stock-based compensation expense and related income tax benefit recognized in the Consolidated Statements of Income:

	Years Ended December 31,
	2010	2009	2008
Stock options:
Pre-tax compensation expense	$370	$1,009	$1,387
Tax benefit	153	432	586

Stock option expense, net of tax	$217	$577	$801

Restricted stock:
Pre-tax compensation expense	$1,091	$234	68
Tax benefit	450	100	6

Restricted stock expense, net of tax	$641	$134	$62

We do not a have a formal policy for issuing shares upon an exercise of stock options or the vesting of restricted stock, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for stock-based compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock-based compensation during 2011.

Stock Options

Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

The following table summarizes stock option activity for the year ended December 31, 2010:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	2,069	$14.95
Options granted	0	$0.00
Options exercised	(748)	$10.66
Options forfeited	(4)	$19.09
Options expired	(2)	$20.36

Outstanding at end of period	1,315	$17.37	4.84	$6,881

Exercisable at end of period	939	$17.18	3.82	$5,088

We granted 144,000 stock options during the year ended December 31, 2009 and did not grant any stock options in 2010 or 2008. The fair value of stock option grants is estimated using a Black-Scholes valuation model with the following weighted-average assumptions:

Year Ended December 31,
2009
Risk-free interest rate	2.4%
Expected dividend yield	1.05%
Expected volatility	37%
Expected term (in years)	7.5
Grant-date fair value	$7.36

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

The total intrinsic value of stock options exercised during 2010 was $9.1 million, $3.4 million in 2009 and $15.8 million in 2008.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock when the award vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted stock awards granted in 2008 vest 60 months from the grant date of the award. Restricted stock awards granted in 2010 and 2009 vest in installments from 36 to 84 months from the grant date of the award. The restricted shares do not confer any voting or dividend rights to recipients until such shares fully vest and do not have any post-vesting sales restrictions.

The following table summarizes restricted stock activity for the year ended December 31, 2010:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Non-vested at beginning of period	272	$18.72
Shares granted	181	$20.64
Shares vested	—	$—
Shares forfeited	—	$—

Non-vested at end of period	453	$19.49

We granted 181,750 shares of restricted stock during the year ended December 31, 2010; 236,500 shares of restricted stock during the year ended December 31, 2009; and 35,000 shares of restricted stock during 2008. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. The present value of estimated future dividends was calculated using the following assumptions:

	Years Ended December 31,
	2010	2009	2008
Dividends per share (quarterly amounts)	$0.05	$0.05	$0.05
Risk-free interest rate	2.1%	2.9%	3.0%

Employee Stock Purchase Plan

Employees that meet certain eligibility requirements may participate in our Employee Stock Purchase Plan (the “Purchase Plan”). Eligible participants designate the amount of regular payroll deductions and/or a single annual payment (each subject to a yearly maximum amount) that is used to purchase shares of our common stock on the over-the-counter market. Effective January 1, 2011, we increased the annual contribution maximum amount to $20,000 from $10,000. These purchases are subject to the terms of the Purchase Plan. We contribute an amount equal to 15% of each participant’s contributions under the Purchase Plan. Our contributions for the Purchase Plan were $180,000 for 2010; $131,000 for 2009; and $139,000 for 2008. Interest accrues on Purchase Plan contributions at a rate of 5.25% until the purchase is made. We pay the broker’s commissions and administrative charges related to purchases of common stock under the Purchase Plan.

401(k) Retirement Savings Plan

We have an Employees’ 401(k) Retirement Savings Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan if they have been continuously employed with us or one of our subsidiaries for six months or more. We match a portion of each employee’s 401(k) Plan elective deferrals. Beginning April 1, 2009, we decreased our matching contribution by half. Effective January 1, 2011, we restored our matching contribution percentage to its previous level, one-half of the first three percent of pay contributed by the participant. We may, at our discretion, make an additional annual contribution for employees so that our total annual contribution for employees could equal up to 2.5% of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes our 401(k) Plan contributions and administrative expenses, which were a total of $692,000 for 2010; $862,000 for 2009; and $1,663,000 for 2008.

Nonqualified Deferred Compensation Plan

The Executive Nonqualified Excess Plan (the “Excess Plan”) is our nonqualified deferred compensation plan for the benefit of eligible key managerial employees whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated employees. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2010, there were 65 participants in the Excess Plan. Through December 31, 2008, the annual limit was determined so that a participant’s combined deferrals in both the Excess Plan and the 401(k) Plan approximated the maximum annual deferral amount available to non-highly compensated employees in the 401(k) Plan. Beginning January 1, 2009, certain participants were allowed to defer combined amounts that exceed the maximum 401(k) deferral limits for non-highly compensated employees. The maximum deferral limits were increased as of January 1, 2010, and beginning in 2010, participants were permitted to defer amounts from performance-based compensation. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants’ accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Beginning January 1, 2010, the timing of distributions for participants who separate from service (as described in the plan) was increased from 6 months to 12 months after the separation date. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation was $2,915,000 as of December 31, 2010 and $1,874,000 as of December 31, 2009. This accumulated benefit obligation is included in other long-term liabilities in the Consolidated Balance Sheets. We purchased life insurance policies to fund the future liability. The life insurance policies had an aggregate market value of $2,663,000 as of December 31, 2010 and $1,734,000 as of December 31, 2009. These policy amounts are included in other non-current assets in the Consolidated Balance Sheets.

(6) COMMITMENTS AND CONTINGENCIES

We have committed to property and equipment purchases of approximately $22.5 million at December 31, 2010.

We are involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

(7) RELATED PARTY TRANSACTIONS

The Company leases land from a trust in which the Company’s principal stockholder is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which were $63,000 in 2010 and are recorded as expenses in the Consolidated Statements of Income. The Company has made leasehold improvements to the land totaling approximately $6.3 million for facilities used for business meetings and customer promotion.

The brother and former sister-in-law of the Company’s principal stockholder owned an entity with a fleet of tractors that operates as an independent contractor. The brother’s ownership interest in this entity ceased during 2009. The Company paid this independent contractor $6,142,000 in 2009 and $7,601,000 in 2008. The Company also sells used revenue equipment to this entity. These sales totaled $219,000 in 2009 and $415,000 in 2008. The Company recognized gains of $39,000 in 2009 and $103,000 in 2008. From this entity, the Company also had notes receivable related to the revenue equipment sales totaling $916,000 at December 31, 2009 for 38 such notes. This fleet is compensated using the same independent contractor pay package as the Company’s other comparable third-party independent contractors.

The brother of the Company’s principal stockholder is the sole owner of an entity with a fleet of tractors that operated as an independent contractor. The contracts for these tractors were terminated in 2010. The Company paid this independent contractor $443,000 in 2010, $918,000 in 2009 and $1,004,000 in 2008 for purchased transportation services. The Company also sells used revenue equipment to this entity. These sales totaled $15,000 in 2010, $61,000 in 2009 and $111,000 in 2008. The Company recognized gains of $11,000 in 2010, $18,000 in 2009 and $19,000 in 2008. The Company has no notes receivable related to these revenue equipment sales. This fleet is compensated using the same independent contractor pay package as our other comparable third-party independent contractors.

The Company transacts business with TDR for certain purchased transportation needs. The Company recorded trucking revenues from TDR of approximately $79,000 in 2010, $19,000 in 2009 and $134,000 in 2008. The Company recorded purchased transportation expense to TDR of approximately $413,000 in 2010, $284,000 in 2009 and $437,000 in 2008. In addition, the Company recorded other operating revenues from TDR of approximately $2,806,000 in 2010, $2,094,000 in 2009 and $8,048,000 in 2008 related primarily to revenue equipment leasing. These leasing revenues include $301,000 in 2010, $301,000 in 2009 and $297,000 in 2008 for leasing a terminal building in Queretaro, Mexico. The Company also sells used revenue equipment to this entity. These sales totaled $328,000 in 2010, $170,000 in 2009 and $1,334,000 in 2008, and the Company recognized net gains of $18,000 in 2010, $51,000 in 2009 and $90,000 in 2008. The Company had receivables related to the equipment leases and revenue equipment sales of $4,284,000 at December 31, 2010 and $5,153,000 at December 31, 2009. In 2010, the Company purchased property, including land and a building, comprising TDR’s former terminal facility in Cuautitlan, Mexico, for $1,274,000. The Company is leasing the property to an unrelated tenant. See Note 3 for information regarding the note receivable from TDR.

At December 31, 2009, the Company had a 5% ownership interest in Transplace, Inc. (“TPC”), a logistics joint venture of five large transportation companies. In December 2009, the operating assets of TPC were sold to an unrelated entity. Although the Company still maintains an ownership interest in the TPC holding company, the Company no longer considers the TPC operating entity to be a related party after the sale date. The Company entered into transactions with TPC for certain purchased transportation needs. The Company recorded operating revenue from TPC of approximately $2,512,000 in 2009 and $1,483,000 in 2008. The Company did not record any purchased transportation expense to TPC in 2009 or 2008.

(8) SEGMENT INFORMATION

We have two reportable segments – Truckload Transportation Services (“Truckload”) and Value Added Services (“VAS”).

The Truckload segment consists of six operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. The six operating fleets that comprise our Truckload segment are as follows: (i) the dedicated services (“Dedicated”) fleet provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the regional short-haul (“Regional”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities within geographic regions across the United States using dry van trailers; (iii) the medium-to-long-haul van (“Van”) fleet provides comparable truckload van service over irregular routes; (iv) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and, the (v) flatbed (“Flatbed”) and (vi) temperature-controlled (“Temperature-Controlled”) fleets provide truckload services for products requiring specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $8.6 million for 2010; $4.2 million for 2009; and $8.6 million for 2008. These non-trucking revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

The VAS segment generates the majority of our non-trucking revenues through four operating units that provide non-trucking services to our customers. These four VAS operating units are as follows: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (“Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iv) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes.

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

The following tables summarize our segment information (in thousands):

	Revenues
	Years Ended December 31,
	2010	2009	2008
Truckload Transportation Services	$1,550,601	$1,437,527	$1,881,803
Value Added Services	250,983	217,942	265,262
Other	9,847	7,995	15,306
Corporate	3,589	3,006	3,228

Total	$1,815,020	$1,666,470	$2,165,599

	Operating Income
	Years Ended December 31,
	2010	2009	2008
Truckload Transportation Services	$122,208	$84,524	$95,014
Value Added Services	11,005	12,350	14,570
Other	(427)	(913)	2,803
Corporate	1,796	730	548

Total	$134,582	$96,691	$112,935

Information about the geographic areas in which we conduct business is summarized below (in thousands). Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	Revenues
	Years Ended December 31,
	2010	2009	2008
United States	$1,614,183	$1,509,560	$1,951,222

Foreign countries
Mexico	121,821	84,441	142,860
Other	79,016	72,469	71,517

Total foreign countries	200,837	156,910	214,377

Total	$1,815,020	$1,666,470	$2,165,599

	Long-lived Assets
	December 31,
	2010	2009	2008
United States	$824,649	$853,802	$903,506

Foreign countries
Mexico	16,119	17,871	22,853
Other	287	229	280

Total foreign countries	16,406	18,100	23,133

Total	$841,055	$871,902	$926,639

We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. No customer generated more than 10% of our total revenues for 2010, 2009 and 2008.

(9) SUBSEQUENT EVENTS

We performed an evaluation of Company activity and have concluded that as of the date these financial statements were issued there are no material subsequent events requiring additional disclosure or recognition in these financial statements.

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Operating revenues	$425,075	$463,469	$463,262	$463,214
Operating income	18,264	35,546	40,145	40,627
Net income	10,836	20,930	24,158	24,115
Basic earnings per share	.15	.29	.33	.33
Diluted earnings per share	.15	.29	.33	.33

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Operating revenues	$394,508	$403,051	$429,273	$439,638
Operating income	11,256	22,010	32,805	30,620
Net income	6,896	12,692	18,992	18,004
Basic earnings per share	.10	.18	.26	.25
Diluted earnings per share	.10	.18	.26	.25

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure under this item was required within the two most recent fiscal years ended December 31, 2010, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

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

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Management has engaged KPMG LLP (“KPMG”), the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, to attest to and report on the effectiveness of our internal control over financial reporting. KPMG’s report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Werner Enterprises, Inc.:

We have audited Werner Enterprises, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). Werner Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Werner Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Omaha, Nebraska

March 1, 2011

Changes in Internal Control over Financial Reporting

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During fourth quarter 2010, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, with the exception of the Code of Corporate Conduct discussed below, is incorporated herein by reference to our Proxy Statement.

Code of Corporate Conduct

We adopted our Code of Corporate Conduct, which is our code of ethics, that applies to our principal executive officer, principal financial officer, principal accounting officer and all other officers, employees and directors. The Code of Corporate Conduct is available on our website, www.werner.com under the “Investors” tab. We will post on our website any amendment to, or waiver from, any provision of our Code of Corporate Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (if any) within four business days of any such event.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2010, information about compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	1,767,847	(1)	$17.37	(2)	8,132,007

(1)	Includes 453,250 shares to be issued upon vesting of outstanding restricted stock awards.
(2)	The weighted-average exercise price does not take into account the shares to be issued upon vesting of outstanding restricted stock awards, which have no exercise price.

We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules.

(1) Financial Statements: See Part II, Item 8 hereof.

(2) Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

Page
Schedule II - Valuation and Qualifying Accounts	50

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits: The response to this portion of Item 15 is submitted as a separate section of this Form 10-K (see Exhibit Index on pages 51 and 52).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2011.

WERNER ENTERPRISES, INC.

By:	/s/ Gregory L. Werner
Gregory L. Werner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Clarence L. Werner Clarence L. Werner	Chairman and Director	March 1, 2011

/s/ Gary L. Werner Gary L. Werner	Vice Chairman and Director	March 1, 2011

/s/ Gregory L. Werner Gregory L. Werner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/s/ Gerald H. Timmerman Gerald H. Timmerman	Director	March 1, 2011

/s/ Michael L. Steinbach Michael L. Steinbach	Director	March 1, 2011

/s/ Kenneth M. Bird Kenneth M. Bird	Director	March 1, 2011

/s/ Patrick J. Jung Patrick J. Jung	Director	March 1, 2011

/s/ Duane K. Sather Duane K. Sather	Director	March 1, 2011

/s/ John J. Steele John J. Steele	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 1, 2011

/s/ James L. Johnson James L. Johnson	Executive Vice President, Chief Accounting Officer and Corporate Secretary (Principal Accounting Officer)	March 1, 2011

SCHEDULE II

WERNER ENTERPRISES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off of Doubtful Accounts	Balance at End of Period

Year ended December 31, 2010:
Allowance for doubtful accounts	$9,167	$1,047	$730	$9,484

Year ended December 31, 2009:
Allowance for doubtful accounts	$9,555	$899	$1,287	$9,167

Year ended December 31, 2008:
Allowance for doubtful accounts	$9,765	$864	$1,074	$9,555

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description	Page Number or Incorporated by Reference to

3(i)	Restated Articles of Incorporation	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.1	Werner Enterprises, Inc. Equity Plan	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 8, 2007

10.2	Non-Employee Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

10.3	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., as amended	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.4	Named Executive Officer Compensation	Filed herewith

10.5	Lease Agreement, as amended February 8, 2007, between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.6	License Agreement, dated February 8, 2007 between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.7	Form of Notice of Grant of Nonqualified Stock Option	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2007

10.8	Form of Restricted Stock Award Agreement for recipients under the Werner Enterprises, Inc. Equity Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2009

11	Statement Re: Computation of Per Share Earnings	See Note 1 (Common Stock and Earnings Per Share) in the Notes to Consolidated Financial Statements under Item 8 herein

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Pursuant to applicable federal securities rules and regulations, the Company has complied with the reporting obligation relating to the submission of interactive data files in such exhibits. Therefore, the Company is not subject to liability under any anti-fraud provisions of the federal securities laws if the Company (i) makes a good faith attempt to comply with the interactive data file submission and posting requirements and (ii) upon becoming aware that any such data file fails to comply with such requirements, promptly amends any noncompliant data file. The Company is also not subject to the liability and anti-fraud provisions of the federal securities laws if an error or omission in an electronic filing results solely from electronic transmission errors beyond the filer’s control and, upon becoming aware of such error or omission, the filer corrects the error or omission by filing an electronic amendment as soon as reasonably practicable. Users of this data are advised that the interactive data files are furnished and not filed, are not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under such mentioned sections.