Form 10-Q
period 2011-03-31
WERNER ENTERPRISES INC
filed 2011-05-05
CIK 793074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[Mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, 72,796,865 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I

FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our 2010 Form 10-K.

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011	2010

(In thousands, except per share amounts)	(Unaudited)
Operating revenues	$469,429	$425,075

Operating expenses:
Salaries, wages and benefits	132,863	128,334
Fuel	97,931	73,881
Supplies and maintenance	41,189	37,676
Taxes and licenses	23,026	23,457
Insurance and claims	18,060	16,838
Depreciation	39,718	38,285
Rent and purchased transportation	88,497	84,685
Communications and utilities	3,923	3,749
Other	(3,220)	(94)

Total operating expenses	441,987	406,811

Operating income	27,442	18,264

Other expense (income):
Interest expense	28	9
Interest income	(345)	(337)
Other	26	(11)

Total other expense (income)	(291)	(339)

Income before income taxes	27,733	18,603

Income taxes	11,440	7,767

Net income	$16,293	$10,836

Earnings per share:
Basic	$0.22	$0.15

Diluted	$0.22	$0.15

Dividends declared per share	$0.050	$0.050

Weighted-average common shares outstanding:
Basic	72,704	72,001

Diluted	73,138	72,545

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
(In thousands, except share amounts)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$47,599	$13,966
Accounts receivable, trade, less allowance of $9,907 and $9,484, respectively	210,565	190,264
Other receivables	10,130	10,431
Inventories and supplies	21,201	16,868
Prepaid taxes, licenses and permits	11,095	14,934
Current deferred income taxes	28,456	27,829
Other current assets	21,842	23,407

Total current assets	350,888	297,699

Property and equipment	1,538,017	1,549,637
Less – accumulated depreciation	710,609	708,582

Property and equipment, net	827,408	841,055

Other non-current assets	12,151	12,798

Total assets	$1,190,447	$1,151,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$64,519	$57,708
Insurance and claims accruals	73,443	71,857
Accrued payroll	20,349	18,838
Other current liabilities	19,346	20,037

Total current liabilities	177,657	168,440

Other long-term liabilities	10,694	10,380

Insurance and claims accruals, net of current portion	115,250	113,250

Deferred income taxes	201,841	190,507

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 72,768,665 and 72,644,998 shares outstanding, respectively	805	805
Paid-in capital	92,516	91,872
Retained earnings	740,870	728,216
Accumulated other comprehensive loss	(2,872)	(3,420)
Treasury stock, at cost; 7,764,871 and 7,888,538 shares, respectively	(146,314)	(148,498)

Total stockholders’ equity	685,005	668,975

Total liabilities and stockholders’ equity	$1,190,447	$1,151,552

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
(In thousands)	(Unaudited)
Cash flows from operating activities:
Net income	$16,293	$10,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,718	38,285
Deferred income taxes	10,759	(9,465)
Gain on disposal of property and equipment	(4,775)	(1,111)
Stock-based compensation	609	484
Insurance claims accruals, net of current portion	2,000	1,000
Other	478	(164)
Changes in certain working capital items:
Accounts receivable, net	(20,301)	(3,362)
Other current assets	1,666	1,525
Accounts payable	4,955	5,173
Other current liabilities	2,398	21,761

Net cash provided by operating activities	53,800	64,962

Cash flows from investing activities:
Additions to property and equipment	(37,615)	(16,656)
Retirements of property and equipment	17,561	5,782
Decrease in notes receivable	1,271	1,226

Net cash used in investing activities	(18,783)	(9,648)

Cash flows from financing activities:
Repayments of short-term debt	(20,000)	(10,000)
Proceeds from issuance of short-term debt	20,000	10,000
Dividends on common stock	(3,632)	(3,595)
Stock options exercised	1,902	1,948
Excess tax benefits from exercise of stock options	317	612

Net cash used in financing activities	(1,413)	(1,035)

Effect of foreign exchange rate fluctuations on cash	29	350
Net increase in cash and cash equivalents	33,633	54,629
Cash and cash equivalents, beginning of period	13,966	18,430

Cash and cash equivalents, end of period	$47,599	$73,059

Supplemental disclosures of cash flow information:
Interest paid	$28	$9
Income taxes paid	$5,741	$1,140
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of revenue equipment	$1,028	$814

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Comprehensive Income

Other than our net income, our only other source of comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income from foreign currency translation adjustments was $548,000 for the three-month period ended March 31, 2011 and $1,178,000 for the three-month period ended March 31, 2010.

(2)	Credit Facilities

As of March 31, 2011, we have committed credit facilities with two banks totaling $225.0 million that mature in May 2012 ($50.0 million) and November 2013 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of March 31, 2011, we had no borrowings outstanding under these credit facilities with banks. In January 2011, we borrowed $20.0 million, which we fully repaid in February 2011. The $225.0 million of credit available under these facilities is reduced by $41.1 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At March 31, 2011, we were in compliance with these covenants.

(3)	Income Taxes

For the three-month period ended March 31, 2011, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $52,000 during the three-month period ended March 31, 2011. Our total gross liability for unrecognized tax benefits at March 31, 2011 is $7.5 million. If recognized, $4.8 million of unrecognized tax benefits would impact our effective tax rate. Interest of $3.0 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2007 through 2010 are open for examination by the Internal Revenue Service (the “IRS”), and various years are open for examination by state and foreign tax authorities. In May 2010, the IRS began an audit of the 2007 and 2008 tax years. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(4)	Commitments and Contingencies

As of March 31, 2011, we have committed to property and equipment purchases of approximately $114.9 million.

We are involved in certain claims and pending litigation arising in the ordinary course of business. At this time, management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

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

	Three Months Ended March 31,
	2011	2010
Net income	$16,293	$10,836

Weighted average common shares outstanding	72,704	72,001
Dilutive effect of stock-based awards	434	544

Shares used in computing diluted earnings per share	73,138	72,545

Basic earnings per share	$0.22	$0.15

Diluted earnings per share	$0.22	$0.15

There were no options to purchase shares of common stock that were outstanding during the periods indicated above that were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period.

(6)	Stock-Based Compensation

Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type of award, recipients, number of shares subject to each award and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of March 31, 2011, there were 8,132,007 shares available for granting additional awards.

We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of March 31, 2011, the total unrecognized compensation cost related to non-vested stock-based compensation awards was approximately $7.5 million and is expected to be recognized over a weighted average period of 2.1 years. The following table summarizes the stock-based compensation expense and related income tax benefit recognized in the Consolidated Statements of Income:

	Three Months Ended March 31,
	2011	2010
Stock options:
Pre-tax compensation expense	$168	$231
Tax benefit	69	97

Stock option expense, net of tax	$99	$134

Restricted stock:
Pre-tax compensation expense	$441	$253
Tax benefit	182	105

Restricted stock expense, net of tax	$259	$148

We do not have a formal policy for issuing shares upon an exercise of stock options or vesting of restricted stock, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock pursuant to our repurchase program, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for stock-based compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock-based compensation during 2011.

Stock Options

Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

The following table summarizes stock option activity for the three months ended March 31, 2011:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	1,315	$17.37
Options granted	0	$0.00
Options exercised	(124)	$15.38
Options forfeited	0	$0.00
Options expired	0	$0.00

Outstanding at end of period	1,191	$17.57	4.76	$10,600

Exercisable at end of period	818	$17.46	3.66	$7,369

We did not grant any stock options during the three-month periods ended March 31, 2011 and 2010. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $1.2 million and $1.7 million for the three-month periods ended March 31, 2011 and March 31, 2010, respectively.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock when the award vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted stock awards granted in 2008 vest 60 months from the grant date of the award. Restricted stock awards granted in 2009 and 2010 vest in installments from 36 to 84 months from the grant date of the award. The restricted shares do not confer any voting or dividend rights to recipients until such shares fully vest and do not have any post-vesting sales restrictions.

The following table summarizes restricted stock activity for the three months ended March 31, 2011:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	453	$19.49
Shares granted	0	$0.00
Shares vested	0	$0.00
Shares forfeited	0	$0.00

Nonvested at end of period	453	$19.49

We did not grant any shares of restricted stock during the three-month periods ended March 31, 2011 and 2010. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.

(7) Segment Information

We have two reportable segments – Truckload Transportation Services (“Truckload”) and Value Added Services (“VAS”).

The Truckload segment consists of six operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. The six operating fleets that comprise our Truckload segment are as follows: (i) the dedicated services (“Dedicated”) fleet provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the regional short-haul (“Regional”) fleet transports a variety of consumer, nondurable products and other commodities in truckload quantities within geographic regions across the United States using dry van trailers; (iii) the medium-to-long-haul van (“Van”) fleet provides comparable truckload van service over irregular routes; (iv) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and the (v) flatbed (“Flatbed”) and (vi) temperature-controlled (“Temperature-Controlled”) fleets provide truckload services for products requiring specialized trailers. Revenues for the Truckload segment include non-trucking revenues of $2.6 million and $1.8 million for the three-month periods ended March 31, 2011 and March 31, 2010. These non-trucking revenues consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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

We generate other revenues related to third-party equipment maintenance, equipment leasing and other business activities. None of these operations meets the quantitative reporting thresholds. As a result, these operations are grouped in the “Other” category in the tables below. “Corporate” includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. We have no significant intersegment sales or expense transactions that would require the elimination of revenue between our segments in the tables below.

The following tables summarize our segment information (in thousands):

	Revenues
	Three Months Ended March 31,
	2011	2010
Truckload Transportation Services	$402,346	$360,543
Value Added Services	63,573	61,400
Other	2,677	2,312
Corporate	833	820

Total	$469,429	$425,075

	Operating Income
	Three Months Ended March 31,
	2011	2010
Truckload Transportation Services	$24,266	$14,548
Value Added Services	3,410	3,084
Other	281	116
Corporate	(515)	516

Total	$27,442	$18,264

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The MD&A should be read in conjunction with our 2010 Form 10-K.

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

Operating revenues reported in our operating statistics table under “Results of Operations” are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the six operating fleets in the Truckload segment (Dedicated, Regional, Van, Expedited, Temperature-Controlled and Flatbed). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and WGL), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In first quarter 2011, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 85% of total operating revenues, and non-trucking and other operating revenues accounted for 15% of total operating revenues.

Trucking revenues, net of fuel surcharge, are typically generated on a per-mile basis and also include revenues such as stop charges, loading/unloading charges, equipment detention charges and equipment repositioning charges. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately in the operating statistics table and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average revenues per mile (total and loaded), (iii) average monthly miles per tractor, (iv) average percentage of empty miles (miles without trailer cargo), (v) average trip length (in loaded miles) and (vi) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our Truckload segment also generates a small amount of revenues categorized as non-trucking revenues, related to shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.

Our most significant resource requirements are company drivers, independent contractors, tractors and trailers. Our financial results are affected by company driver and independent contractor availability and the markets for new and used revenue equipment. Our most significant operating costs are fuel, fuel taxes (included in taxes and licenses expense), driver salaries, insurance and supplies and maintenance. To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. We are self-insured for a significant portion of bodily injury, property damage and cargo claims; workers’ compensation claims; and employee health claims (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes, payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles driven. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for first quarter 2011 to first quarter 2010, several industry-wide issues could cause costs to increase in future periods. These issues include shortage of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

We provide non-trucking services primarily through the four operating units within our VAS segment. Unlike our Truckload segment, the VAS segment is less asset-intensive and is instead dependent upon qualified employees, information systems and qualified third-party capacity providers. The largest expense item related to the VAS segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate VAS’s financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We generally do not have contracted long-term rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.

Results of Operations:

The following operating statistics table sets forth certain industry data regarding our freight revenues and operations for the periods indicated.

	Three Months Ended March 31,		%
	2011	2010	Change
Trucking revenues, net of fuel surcharge (1)	$316,447	$303,668	4.2%
Trucking fuel surcharge revenues (1)	83,273	55,059	51.2%
Non-trucking revenues, including VAS (1)	66,165	63,188	4.7%
Other operating revenues (1)	3,544	3,160	12.2%

Total operating revenues (1)	$469,429	$425,075	10.4%

Operating ratio (consolidated) (2)	94.2%	95.7%
Average monthly miles per tractor	9,705	9,769	-0.7%
Average revenues per total mile (3)	$1.502	$1.437	4.5%
Average revenues per loaded mile (3)	$1.693	$1.629	3.9%
Average percentage of empty miles (4)	11.26%	11.80%	-4.6%
Average trip length in miles (loaded)	450	456	-1.3%
Total miles (loaded and empty) (1)	210,634	211,315	-0.3%
Average tractors in service	7,235	7,211	0.3%
Average revenues per tractor per week (3)	$3,364	$3,239	3.9%
Total tractors (at quarter end)
Company	6,645	6,575
Independent contractor	655	675

Total tractors	7,300	7,250
Total trailers (Truckload and Intermodal, at quarter end)	23,530	23,730

(1)	Amounts in thousands.
(2)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3)	Net of fuel surcharge revenues.
(4)	“Empty” refers to miles without trailer cargo.

The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $2.6 million for the three-month period ended March 31, 2011 and $1.8 million for the three-month period ended March 31, 2010, as described on page 10.

	Three Months Ended March 31,
Truckload Transportation Services (amounts in thousands)	2011		2010
	$	%	$	%
Revenues	$402,346	100.0	$360,543	100.0
Operating expenses	378,080	94.0	345,995	96.0

Operating income	$24,266	6.0	$14,548	4.0

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

	Three Months Ended March 31,
Truckload Transportation Services (amounts in thousands)	2011		2010
	$	%	$	%
Revenues	$402,346		$360,543
Less: trucking fuel surcharge revenues	83,273		55,059

Revenues, net of fuel surcharges	319,073	100.0	305,484	100.0

Operating expenses	378,080		345,995
Less: trucking fuel surcharge revenues	83,273		55,059

Operating expenses, net of fuel surcharges	294,807	92.4	290,936	95.2

Operating income	$24,266	7.6	$14,548	4.8

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

	Three Months Ended March 31,
Value Added Services (amounts in thousands)	2011		2010
	$	%	$	%
Revenues	$63,573	100.0	$61,400	100.0
Rent and purchased transportation expense	53,332	83.9	51,949	84.6

Gross margin	10,241	16.1	9,451	15.4
Other operating expenses	6,831	10.7	6,367	10.4

Operating income	$3,410	5.4	$3,084	5.0

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Operating Revenues

Operating revenues increased 10.4% for the three months ended March 31, 2011, compared to the same period of the prior year. Trucking revenues, excluding fuel surcharges, increased 4.2% due primarily to a 4.5% increase in revenue per total mile, excluding fuel surcharges. A 0.7% decrease in average monthly miles per tractor was partially offset by a 0.3% increase in the average number of tractors in service.

In first quarter 2011, freight trends in our one-way truckload fleets improved significantly beginning the second week of February to levels higher than 2010 and improved further in March. Our Midwest freight demand was particularly strong, followed closely by most of our other domestic geographic areas, except for the West which showed less strength. In April 2011, freight trends in our one-way truckload fleets continued to be strong but were slightly lower than April 2010 due in part to the timing of the Easter holiday on April 24, 2011 compared to April 4, 2010. We believe the recently improving truckload freight trends are caused to a greater degree by industry capacity constraints than economic recovery.

Average revenues per loaded mile, excluding fuel surcharge, increased 3.9% from $1.629 in first quarter 2010 to $1.693 in first quarter 2011. In comparison, average revenues per total mile, excluding fuel surcharges, increased 4.5% because our average percentage of empty miles improved from 11.80% in first quarter 2010 to 11.26% in first quarter 2011. We attribute the higher revenue per mile to a combination of customer contractual rate increases, freight mix improvement and unusually strong customer demand for truck capacity in the latter part of first quarter 2011. This resulted in significant customer capacity charges for repositioning trucks from other regions and providing additional trucks above committed levels.

Average monthly miles per tractor decreased from 9,769 in first quarter 2010 to 9,705 in first quarter 2011 (0.7% decrease), which primarily is due to three unusually severe winter storms that occurred during the first five weeks of first quarter 2011. The average number of tractors in service increased 0.3%, from 7,211 in first quarter 2010 to 7,235 in first quarter 2011. We currently intend to maintain our fleet count at approximately 7,300 trucks and focus on expanding our operating margin to raise our returns on assets, equity and invested capital.

Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues increased 51.2% from $55.1 million in first quarter 2010 to $83.3 million in first quarter 2011 because of higher average fuel prices in first quarter 2011. On a total-mile basis, fuel surcharge revenues increased 13.4 cents, from 26.1 cents in first quarter 2010 to 39.5 cents in first quarter 2011. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty miles (which are not billable to customers), out-of-route miles and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. In a rapidly rising fuel price market, there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel. Fuel prices have increased significantly since the last week of February 2011 (see comments on higher fuel prices on pages 18 and 19).

We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload (which includes Regional, Van and Expedited), specialized (which includes Dedicated, Flatbed and Temperature-Controlled) and logistics (which includes the VAS segment) services by growing our logistics services revenues. Our specialized services unit, primarily Dedicated, ended first quarter 2011 with 3,600 trucks (49% of our total fleet).

VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues increased 3.5% from $61.4 million in first quarter 2010 to $63.6 million in first quarter 2011. The increases in Brokerage and Intermodal revenues were partially offset by the decrease in WGL revenues. The gross number of VAS shipments decreased by 13% year over year. VAS shifted approximately 30% fewer shipments not committed to third-party capacity providers to our Truckload segment, thus the net number of VAS shipments only decreased by 2% in first quarter 2011. However, the average revenue per VAS shipment increased by 15% due to higher fuel prices and higher rates in first quarter 2011. VAS gross margin dollars increased 8.4% to $10.2 million in first quarter 2011 from $9.5 million for the same period in 2010, and the gross margin percentage also improved to 16.1% in 2011 from 15.4% in 2010 during the same first quarter periods. VAS operating income increased 10.6% to $3.4 million in first quarter 2011 from $3.1 million in first quarter 2010. The following table shows the changes that are described above in shipments and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

	Three Months Ended March 31,
	2011	2010	Difference	% Change
Total VAS shipments	58,246	66,825	(8,579)	(13)%
Less: Non-committed shipments to Truckload segment	18,405	26,311	(7,906)	(30)%

Net VAS shipments	39,841	40,514	(673)	(2)%

Average revenue per shipment	$1,500	$1,309	$191	15%

In first quarter 2011, Brokerage revenues increased 22.4% compared to first quarter 2010 due primarily to an increased number of shipments. Brokerage gross margin dollars grew at the same percentage rate as brokerage revenues, and the gross margin percentage remained constant year over year. Brokerage operating income increased at a higher percentage rate than revenues and gross margin. Sequentially, the Brokerage gross margin percentage improved to 13.7% in first quarter 2011 from 13.1% in fourth quarter 2010. Intermodal revenues increased 26.2% on a year-over-year basis in first quarter 2011, while gross margins and operating income increased at a higher percentage rate. WGL revenues declined 38.6%, and operating results also declined in first quarter 2011 compared to first quarter 2010 but improved sequentially over fourth quarter 2010. The year-over-year decline is attributed to a decrease in the number of shipments related to several international projects that ended during the latter part of second quarter 2010.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.2% for the three months ended March 31, 2011, compared to 95.7% for the three months ended March 31, 2010. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 14 and 15 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	per Mile
Salaries, wages and benefits	$0.601	$0.578	$0.023
Fuel	0.464	0.349	0.115
Supplies and maintenance	0.184	0.167	0.017
Taxes and licenses	0.109	0.111	(0.002)
Insurance and claims	0.085	0.079	0.006
Depreciation	0.183	0.179	0.004
Rent and purchased transportation	0.166	0.156	0.010
Communications and utilities	0.018	0.017	0.001
Other	(0.015)	0.001	(0.016)

Independent contractor costs are included in rent and purchased transportation expense. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). Independent contractor miles as a percentage of total miles were 11.3% for first quarter 2011 compared to 11.9% for first quarter 2010. This decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 0.8 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.3 cents; (ii) fuel, 0.3 cents; (iii) depreciation, 0.1 cent; and (iv) supplies and maintenance, 0.1 cent.

Salaries, wages and benefits in the Truckload segment increased 2.3 cents per mile on a total-mile basis in first quarter 2011 compared to first quarter 2010 due primarily to higher expense for workers’ compensation. The workers’ compensation increase resulted primarily from a higher claim frequency and an increase in the average cost of new claims. Smaller increases in driver and non-driver salaries also contributed to the increase. Effective January 1, 2011, we restored the company matching contribution percentage for our 401(k) plan to its former level, after reducing it by half during 2009. We expect this change to increase our 401(k) contribution expense by about $0.7 million for the full year 2011 compared to 2010. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 3.8%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2011. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2011 are similar to those for the previous policy year. We also maintain a $27.8 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier.

The qualified and student driver recruiting and retention markets remained competitive in first quarter 2011. We believe that (i) an improved freight market, (ii) extended unemployment benefit payment programs, (iii) changing industry safety regulations (such as the Compliance Safety Accountability initiative (“CSA 2010”) and proposed revisions to the hours of service regulations), and (iv) reduced financing options for driving school candidates continue to tighten qualified and student driver supply. While we continue to believe our position in the current driver market is better than that of many competitors because over 70% of our driving jobs are in more attractive, shorter-haul Regional and Dedicated fleet operations that enable us to return these drivers to their homes on a more frequent and consistent basis, we expect driver market challenges to increase as 2011 progresses. We are unable to predict whether we will experience future driver shortages. If such a shortage was to occur and driver pay-rate increases became necessary to attract and retain qualified and student drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased 11.5 cents per total mile (12.8 cents per company driver mile) for the Truckload segment in first quarter 2011 compared to first quarter 2010 due to higher average diesel fuel prices, partially offset by fuel efficiency improvements, as further discussed below. Average diesel fuel prices were 78 cents per gallon higher in first quarter 2011 than in first quarter 2010 and were 46 cents per gallon higher than in fourth quarter 2010. Diesel fuel prices have increased significantly since the last week of February 2011. When fuel prices rise rapidly, a negative earnings lag occurs because the cost of fuel rises immediately and the market indexes used to determine fuel surcharges increase at a slower pace. In a period of declining fuel prices, we generally experience a temporary favorable earnings effect because fuel costs decline at a faster pace than the market indexes used to determine fuel surcharges.

We continue to employ measures to improve our fuel miles per gallon (“mpg”) such as (i) limiting truck engine idle time, (ii) lowering non-billable miles and (iii) implementing mpg-enhancing equipment changes to our fleet. We continue to invest in equipment solutions such as (i) aerodynamic, more fuel-efficient trucks, (ii) idling reduction systems, (iii) tire inflation systems and (iv) trailer skirts that reduce our fuel gallons purchased and improve our mpg. We intend to continue these and other environmentally conscious initiatives, including our active participation as a U.S. Environmental Protection Agency (the “EPA”) SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

For April 2011, the average diesel fuel price per gallon was $1.00 higher than the average diesel fuel price per gallon in the same period of 2010 and $1.11 higher than in second quarter 2010. Diesel fuel prices increased during April 2011 in comparison to falling prices during second quarter 2010.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance for the Truckload segment increased 1.7 cents per total mile in first quarter 2011 compared to first quarter 2010. The higher maintenance costs, including higher tractor maintenance and higher tire expense, resulted primarily from an increase in the average age and odometer mileage of our company truck fleet. In 2010, we extended the replacement cycle for company-owned tractors. A longer replacement cycle results in higher maintenance costs, including maintenance that is not covered under warranty, and results in more tires being purchased and expensed as replacement tires, rather than capitalized as part of the equipment cost when new trucks are placed in service. However it avoids higher depreciation from the more expensive trucks, which offsets a portion of the increased maintenance costs. We expect the average age and odometer mileage of the company truck fleet to decrease from 2.8 years at the end of 2010 to approximately 2.5 years at the end of 2011 based on our anticipated capital expenditures for new trucks.

In recent months, the price of natural rubber has increased as global demand outpaces supply of this raw material, and prices are expected to remain high. Natural rubber is used for the production of tires, and most large tire producers have raised tire prices in 2010 and 2011. This also contributed to the higher tire expense in first quarter 2011 compared to first quarter 2010. We have contracted pricing arrangements in place with our large tire vendors, but we may become subject to further price increases upon the expiration of these contracts in 2011. Additionally, this shortage could affect availability of new tires, and thus, our truck productivity, and we are unable to predict when and the extent to which future tire pricing, tire availability and truck productivity could be impacted.

Taxes and licenses for the Truckload segment decreased 0.2 cents on a total-mile basis in first quarter 2011 compared to first quarter 2010 due to a decrease in fuel taxes per mile resulting from better company truck fuel mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.

Insurance and claims for the Truckload segment increased by 0.6 cents per total mile in first quarter 2011 compared to first quarter 2010. The increase is primarily the result of higher expense from net unfavorable loss development on smaller liability claims in first quarter 2011 compared to net favorable development in first quarter 2010. The frequency and severity of small liability claims improved in first quarter 2011 compared to first quarter 2010. Our expense related to large liability claims was lower in first quarter 2011 due primarily to improved loss development on older claims. The larger portion of our insurance and claims expense results from our claim experience and development under our self-insurance program; the smaller portion results from insurance premiums for high dollar claim coverage. We renewed our liability insurance policies on August 1, 2010 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2010 are slightly higher than the previous policy year, increasing less than 0.1 cents per total mile.

Depreciation expense for the Truckload segment increased 0.4 cents per total mile in first quarter 2011 compared to first quarter 2010. This increase was due primarily to higher tractor depreciation resulting from the higher cost of new trucks. Depreciation expense was historically affected by two changes to engine emissions standards imposed by the EPA that became effective in October 2002 and in January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards but may be more fuel efficient. In 2011, we are purchasing trucks with 2010-standard engines to replace older trucks that we sell or trade. Depreciation expense per mile is expected to increase in 2011 due to higher prices for these new trucks.

As of March 31, 2011, 37% of the engines in our fleet of company-owned trucks were manufactured by Caterpillar. In June 2008, Caterpillar announced it would not produce on-highway engines for use in the United States that would comply with new 2010 EPA engine emissions standards but Caterpillar would continue to sell on-highway engines internationally. Approximately one million trucks in the U.S. domestic market have Caterpillar heavy-duty engines, and Caterpillar has stated it will fully support these engines going forward.

Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 83.9% in first quarter 2011 compared to 84.6% in first quarter 2010 due to the lower cost of third-party carrier capacity.

Rent and purchased transportation for the Truckload segment increased 1.0 cent per total mile in first quarter 2011 due primarily to increased fuel prices that resulted in higher reimbursements to independent contractors for fuel, partially offset by a shift from rent and purchased transportation expense to salaries, wages and benefits and several other expense categories because of the decrease in independent contractor truck miles as a percentage of total miles. Our customer fuel surcharge programs do not differentiate between miles generated by company-owned and independent contractor trucks. Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment. We have historically been able to add company-owned tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.

Other operating expenses for the Truckload segment decreased 1.6 cents per total mile in first quarter 2011 compared to first quarter 2010. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $4.8 million in first quarter 2011 from $1.1 million in first quarter 2010 and $2.8 million in fourth quarter 2010. In first quarter 2011, we realized higher average gains per truck and trailer sold and sold more trucks and trailers than in first quarter 2010. We believe our premium used trucks are becoming increasingly more attractive to fleets that want to upgrade their older trucks without incurring the higher cost of new trucks. We believe our wholly-owned subsidiary and used truck and trailer retail network, Fleet Truck Sales, is one of the larger Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading used trucks to original equipment manufacturers when purchasing new trucks.

Other Expense (Income)

We recorded interest income of $0.3 million in first quarter 2011 and first quarter 2010.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 41.25% for first quarter 2011 from 41.75% for first quarter 2010. The lower income tax rate is attributed to higher projected income before income taxes on an annualized basis, which caused non-deductible expenses, such as driver per diem, to comprise a smaller percentage of our income before income taxes.

Liquidity and Capital Resources:

During the three months ended March 31, 2011, net cash provided by operating activities decreased to $53.8 million, a 17.2% decrease ($11.2 million) in cash flows compared to the same three-month period one year ago. The decrease in net cash provided by operating activities resulted primarily from a $16.9 million decrease in cash flows related to accounts receivable due to shipment growth, higher rates and higher fuel surcharges in March 2011, compared to lower shipments and fuel surcharges in March 2010. This decrease in net cash provided by operating activities was offset partially by higher net income of $5.5 million. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by net short-term borrowings under our existing credit facilities.

Net cash used in investing activities increased from $9.6 million for the three-month period ended March 31, 2010 to $18.8 million for the three-month period ended March 31, 2011. Net property additions (primarily revenue equipment) were $20.1 million for the three-month period ended March 31, 2011, compared to $10.9 million during the same period of 2010. This increase occurred because we purchased more new trucks in the 2011 period than in the 2010 period.

As of March 31, 2011, we committed to property and equipment purchases, net of trades, of approximately $114.9 million. We currently expect our net capital expenditures (primarily revenue equipment) to be in the range of $150.0 million to $200.0 million in 2011, compared to net capital expenditures of $119.0 million in 2010. We intend to fund these net capital expenditures through existing cash balances, cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities used $1.4 million during the three months ended March 31, 2011 and $1.0 million during the same period in 2010. During the three-month period ended March 31, 2011, we borrowed and repaid $20.0 million of short-term debt, and during the same period in 2010 we borrowed and repaid short-term debt totaling $10.0 million. We paid dividends of $3.6 million in both the three-month periods ended March 31, 2011 and 2010, and we did not repurchase any of our common stock during either period. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends upon stock market conditions and other factors. As of March 31, 2011, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

Management believes our financial position at March 31, 2011 is strong. As of March 31, 2011, we had $47.6 million of cash and cash equivalents and $685.0 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of March 31, 2011, we had a total of $225.0 million of credit pursuant to two credit facilities, of which we had no outstanding borrowings. The $225.0 million of credit available under these facilities is reduced by the $41.1 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

The following tables set forth our contractual obligations and commercial commitments as of March 31, 2011.

Payments Due by Period

(in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$7.5	$0.3	$—	$—	$—	$7.2
Property and equipment purchase commitments	114.9	114.9	—	—	—	—

Total contractual cash obligations	$122.4	$115.2	$—	$—	$—	$7.2

Other Commercial Commitments
Unused lines of credit	$183.9	$—	$183.9	$—	$—	$—
Stand-by letters of credit	41.1	41.1	—	—	—	—

Total commercial commitments	$225.0	$41.1	$183.9	$—	$—	$—

Total obligations	$347.4	$156.3	$183.9	$—	$—	$7.2

We have committed credit facilities with two banks totaling $225.0 million that mature in May 2012 ($50.0 million) and November 2013 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of March 31, 2011, we had no borrowings outstanding under these credit facilities with banks. The credit available under these facilities is reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, net of trades, primarily for revenue equipment. As of March 31, 2011, we have recorded a $7.5 million liability for unrecognized tax benefits. We expect $0.3 million to be settled within the next twelve months and are unable to reasonably determine when the $7.2 million categorized as “period unknown” will be settled.

Off-Balance Sheet Arrangements:

As of March 31, 2011, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

Regulations:

Item 1 of Part I our 2010 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2010 Form 10-K.

The Federal Motor Carrier Safety Administration (“FMCSA”) continues its implementation of the new CSA 2010 safety initiative. In December 2010, the FMCSA made public on its website the Safety Measurement System (“SMS”), which includes specific safety rating measurement and percentile ranking scores for over 500,000 trucking companies. Through the SMS, the public can access carrier scores and data (including a carrier’s roadside safety inspection, out-of-service and moving violation histories) for five Behavior Analysis and Safety Improvement Categories (“BASICs”). Our current CSA scores for each of the five publicly available BASICs meet the FMCSA’s acceptable performance threshold. In third quarter 2011, the FMCSA is expected to release proposed rules that will replace the current safety rating process with a new Safety Fitness Determination (“SFD”) that will use the SMS to determine safety ratings. As carriers, shippers, brokers, vendors and others review, evaluate and make operational and business decisions using CSA data, we anticipate that drivers and trucking companies will leave the market, although it is difficult to predict the duration and extent to which this may occur and the extent to which this could affect our business. This may limit our ability to attract and retain qualified drivers.

In 2007, the FMCSA published a proposed rule in the Federal Register regarding minimum requirements for entry level driver training. Under the proposed rules, a commercial driver’s license (“CDL”) applicant would be required to present a valid driver training certificate obtained from an accredited institution or program. Entry-level drivers applying for a Class A CDL would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. The current regulations do not require a minimum number of training hours and require only classroom education. If this proposed rule is approved as written, the final rules could materially impact the number of potential new drivers entering the industry, and we cannot predict how the adoption of such rules would affect our driver recruitment and the overall driver market. The comment period for this proposed rule has expired. As of March 31, 2011, the FMCSA has not published a final rule but has projected that it will issue a final rule in November 2011.

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

Information regarding our Critical Accounting Policies can be found in our 2010 Form 10-K. Together with the effects of the matters described there, these factors may significantly impact our results of operations from period to period. The most significant accounting policies and estimates that affect our financial statements include the following:

•	Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers.

•	Impairment of long-lived assets.

•	Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation.

•	Policies for revenue recognition.

•	Accounting for income taxes.

•	Allowance for doubtful accounts.

We periodically evaluate these policies and estimates as events and circumstances change. There have been no material changes to these critical accounting policies and estimates from those discussed in our 2010 Form 10-K.

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

New Accounting Pronouncements Adopted

In October 2009, an update was made to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update (i) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation and (v) expands the ongoing disclosure requirements. This update became effective for us beginning January 1, 2011 and, upon adoption, had no effect on our consolidated financial position, results of operations and cash flows.

In December 2010, an update was made to “Intangibles – Goodwill and Other.” This update provides additional guidance about performing the second step of the two-step goodwill impairment test for entities with reporting units having zero or negative carrying amounts. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. This update became effective for us on January 1, 2011 and, upon adoption, had no effect on our consolidated financial position, results of operations and cash flows.

In December 2010, an update was made to “Business Combinations.” This update specifies how entities should disclose supplementary pro forma revenue and earnings of the combined entity when presenting comparative financial statements. This update became effective for us for business combinations for which the acquisition date is on or after January 1, 2011 and, upon adoption, had no effect on our consolidated financial position, results of operations and cash flows.

Accounting Standards Updates Not Yet Effective

Accounting Standards Updates not effective until after March 31, 2011 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of March 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange income or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $0.5 million for first quarter 2011 and $1.2 million for first quarter 2010 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk

We had no debt outstanding at March 31, 2011. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of March 31, 2011, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

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

On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of March 31, 2011, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the first quarter of 2011 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

11	Statement Re: Computation of Per Share Earnings	See Note 5 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

Exhibit No.	Exhibit	Incorporated by Reference to:
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Pursuant to applicable federal securities rules and regulations, the Company has complied with the reporting obligation relating to the submission of interactive data files in such exhibits. Therefore, the Company is not subject to liability under any anti-fraud provisions of the federal securities laws if the Company (i) makes a good faith attempt to comply with the interactive data file submission and posting requirements and (ii) upon becoming aware that any such data file fails to comply with such requirements, promptly amends any noncompliant data file. The Company is also not subject to the liability and anti-fraud provisions of the federal securities laws if an error or omission in an electronic filing results solely from electronic transmission errors beyond the filer’s control and, upon becoming aware of such error or omission, the filer corrects the error or omission by filing an electronic amendment as soon as reasonably practicable. Users of this data are advised that the interactive data files are furnished and not filed, are not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under such mentioned sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date:	May 5, 2011	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and
Chief Financial Officer

Date:	May 5, 2011	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting
Officer and Corporate Secretary