Form 10-Q
period 2011-06-30
WERNER ENTERPRISES INC
filed 2011-08-09
CIK 793074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[Mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, 72,805,115 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I

FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Item 1. Financial Statements.

The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. The interim consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and were also prepared without audit. The interim consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements; although in management’s opinion, the disclosures are adequate so that the information presented is not misleading.

Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our 2010 Form 10-K.

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	Three Months Ended June 30,
	2011	2010
	(Unaudited)

Operating revenues	$515,897	$463,469

Operating expenses:
Salaries, wages and benefits	135,265	134,303
Fuel	110,502	78,452
Supplies and maintenance	43,085	39,012
Taxes and licenses	23,414	23,560
Insurance and claims	16,531	18,869
Depreciation	39,246	37,471
Rent and purchased transportation	98,605	91,881
Communications and utilities	3,843	3,494
Other	(1,361)	881

Total operating expenses	469,130	427,923

Operating income	46,767	35,546

Other expense (income):
Interest expense	10	3
Interest income	(345)	(355)
Other	263	(33)

Total other expense (income)	(72)	(385)

Income before income taxes	46,839	35,931

Income taxes	19,321	15,001

Net income	$27,518	$20,930

Earnings per share:
Basic	$0.38	$0.29

Diluted	$0.38	$0.29

Dividends declared per share	$0.050	$0.050

Weighted-average common shares outstanding:
Basic	72,794	72,280

Diluted	73,239	72,767

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	Six Months Ended June 30,
	2011	2010
	(Unaudited)

Operating revenues	$985,326	$888,544

Operating expenses:
Salaries, wages and benefits	268,128	262,637
Fuel	208,433	152,333
Supplies and maintenance	84,274	76,688
Taxes and licenses	46,440	47,017
Insurance and claims	34,591	35,707
Depreciation	78,964	75,756
Rent and purchased transportation	187,102	176,566
Communications and utilities	7,766	7,243
Other	(4,581)	787

Total operating expenses	911,117	834,734

Operating income	74,209	53,810

Other expense (income):
Interest expense	38	12
Interest income	(690)	(692)
Other	289	(44)

Total other expense (income)	(363)	(724)

Income before income taxes	74,572	54,534

Income taxes	30,761	22,768

Net income	$43,811	$31,766

Earnings per share:
Basic	$0.60	$0.44

Diluted	$0.60	$0.44

Dividends declared per share	$0.100	$0.100

Weighted-average common shares outstanding:
Basic	72,749	72,141

Diluted	73,190	72,658

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,483	$13,966
Accounts receivable, trade, less allowance of $10,156 and $9,484, respectively	213,250	190,264
Other receivables	10,585	10,431
Inventories and supplies	24,973	16,868
Prepaid taxes, licenses and permits	7,298	14,934
Current deferred income taxes	29,084	27,829
Other current assets	26,204	23,407

Total current assets	334,877	297,699

Property and equipment	1,577,067	1,549,637
Less – accumulated depreciation	701,289	708,582

Property and equipment, net	875,778	841,055

Other non-current assets	12,480	12,798

Total assets	$1,223,135	$1,151,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,046	$57,708
Insurance and claims accruals	65,609	71,857
Accrued payroll	21,084	18,838
Other current liabilities	17,203	20,037

Total current liabilities	169,942	168,440

Other long-term liabilities	10,907	10,380
Insurance and claims accruals, net of current portion	117,750	113,250
Deferred income taxes	214,302	190,507
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 72,805,115 and 72,644,998 shares outstanding, respectively	805	805
Paid-in capital	93,029	91,872
Retained earnings	764,748	728,216
Accumulated other comprehensive income (loss)	(2,696)	(3,420)
Treasury stock, at cost; 7,728,421 and 7,888,538 shares, respectively	(145,652)	(148,498)

Total stockholders’ equity	710,234	668,975

Total liabilities and stockholders’ equity	$1,223,135	$1,151,552

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$43,811	$31,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,964	75,756
Deferred income taxes	22,721	(17,276)
Gain on disposal of property and equipment	(10,422)	(1,649)
Stock-based compensation	1,147	507
Insurance claims accruals, net of current portion	4,500	3,000
Other	(144)	1,014
Changes in certain working capital items:
Accounts receivable, net	(22,986)	(11,065)
Other current assets	746	12,468
Accounts payable	5,595	5,725
Other current liabilities	(6,902)	11,170

Net cash provided by operating activities	117,030	111,416

Cash flows from investing activities:
Additions to property and equipment	(140,766)	(82,372)
Retirements of property and equipment	34,826	30,057
Decrease in notes receivable	2,828	2,230

Net cash used in investing activities	(103,112)	(50,085)

Cash flows from financing activities:
Repayments of short-term debt	(20,000)	(10,000)
Proceeds from issuance of short-term debt	20,000	10,000
Dividends on common stock	(7,271)	(7,198)
Stock options exercised	2,385	4,761
Excess tax benefits from exercise of stock options	471	2,024

Net cash used in financing activities	(4,415)	(413)

Effect of foreign exchange rate fluctuations on cash	14	(155)
Net increase in cash and cash equivalents	9,517	60,763
Cash and cash equivalents, beginning of period	13,966	18,430

Cash and cash equivalents, end of period	$23,483	$79,193

Supplemental disclosures of cash flow information:
Interest paid	$38	$12
Income taxes paid	$20,341	$30,910
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of revenue equipment	$2,165	$2,415

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Comprehensive Income

Other than our net income, our only other source of comprehensive income (loss) is foreign currency translation adjustments. Comprehensive income (loss) from foreign currency translation adjustments was income of $176,000 for the three-month period ended June 30, 2011 and a loss of $751,000 for the same period ended June 30, 2010. Such comprehensive income (loss) was income of $724,000 for the six-month period ended June 30, 2011 and $427,000 for the same period ended June 30, 2010.

(2)	Credit Facilities

As of June 30, 2011, we have committed credit facilities with two banks totaling $225.0 million that mature in May 2012 ($50.0 million) and November 2013 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of June 30, 2011, we had no borrowings outstanding under these credit facilities with banks. The $225.0 million of credit available under these facilities is reduced by $40.1 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At June 30, 2011, we were in compliance with these covenants.

(3)	Leases

In 2011 we entered into leases of certain tractors under operating leases which expire in 2015. Rental expense for these leases is included in rent and purchased transportation expense within the Consolidated Statements of Income. At June 30, 2011, the future minimum lease payments under non-cancelable revenue equipment operating leases are as follows (in thousands):

2011	$808
2012	1,620
2013	1,620
2014	1,620
2015	610

Total	$6,278

Rental expense under these non-cancelable revenue equipment operating leases was $202,000 during the three-month and six-month periods ended June 30, 2011.

(4)	Income Taxes

For the three-month and six-month periods ended June 30, 2011, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $83,000 during the three-month period and $135,000 during the six-month period ended June 30, 2011. Our total gross liability for unrecognized tax benefits at June 30, 2011 is $7.7 million. If recognized, $4.9 million of unrecognized tax benefits would impact our effective tax rate. Interest of $3.1 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2007 through 2010 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. In May 2010, the IRS began an audit of the 2007 and 2008 tax years. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(5)	Commitments and Contingencies

As of June 30, 2011, we have committed to property and equipment purchases of approximately $143.0 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$27,518	$20,930	$43,811	$31,766

Weighted-average common shares outstanding	72,794	72,280	72,749	72,141
Dilutive effect of stock-based awards	445	487	441	517

Shares used in computing diluted earnings per share	73,239	72,767	73,190	72,658

Basic earnings per share	$0.38	$0.29	$0.60	$0.44

Diluted earnings per share	$0.38	$0.29	$0.60	$0.44

There were no options to purchase shares of common stock that were outstanding during the periods indicated above that were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period.

(7)	Stock-Based Compensation

Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of June 30, 2011, there were 8,139,132 shares available for granting additional awards.

We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. During the three-month period ended June 30, 2010, we recorded a $0.4 million reduction of expense because the actual forfeiture rate for a stock option grant that became fully vested during the period was higher than the estimated forfeiture rate we used to initially record expense. As of June 30, 2011, the total unrecognized compensation cost related to nonvested stock-based compensation awards was approximately $6.9 million and is expected to be recognized over a weighted average period of 2.0 years. The following table summarizes the stock-based compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options:
Pre-tax compensation expense	$92	$(233)	$260	$(2)
Tax benefit	38	(97)	107	(1)

Stock option expense, net of tax	$54	$(136)	$153	$(1)

Restricted stock:
Pre-tax compensation expense	$446	$255	$887	$508
Tax benefit	184	106	366	212

Restricted stock expense, net of tax	$262	$149	$521	$296

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

The following table summarizes stock option activity for the six months ended June 30, 2011:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	1,315	$17.37
Options granted	0	$0.00
Options exercised	(160)	$14.90
Options forfeited	(6)	$17.00
Options expired	0	$0.00

Outstanding at end of period	1,149	$17.71	4.58	$8,435

Exercisable at end of period	782	$17.66	3.48	$5,781

We did not grant any stock options during the three-month and six-month periods ended June 30, 2011 and June 30, 2010. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $0.5 million and $3.5 million for the three-month periods ended June 30, 2011 and June 30, 2010, respectively, and $1.7 million and $5.2 million for the six-month periods ended June 30, 2011 and June 30, 2010, respectively.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock when the award vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted stock awards currently outstanding vest over periods ranging from 36 to 84 months from the grant date of the award. The restricted shares do not confer any voting or dividend rights to recipients until such shares fully vest and do not have any post-vesting sales restrictions.

The following table summarizes restricted stock activity for the six months ended June 30, 2011:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	453	$19.49
Shares granted	0	$0.00
Shares vested	0	$0.00
Shares forfeited	(2)	$20.64

Nonvested at end of period	451	$19.48

We did not grant any shares of restricted stock during the three-month and six-month periods ended June 30, 2011 and 2010. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.

(8)	Segment Information

We have two reportable segments – Truckload Transportation Services (“Truckload”) and Value Added Services (“VAS”).

The Truckload segment consists of six operating fleets that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. The six operating fleets that comprise our Truckload segment are as follows: (i) the dedicated services (“Dedicated”) fleet provides truckload services required by a specific customer, generally for a distribution center or manufacturing facility; (ii) the regional short-haul (“Regional”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities within four geographic regions across the United States using dry van trailers; (iii) the medium-to-long-haul van (“Van”) fleet provides comparable truckload van service over irregular routes; (iv) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and, the (v) flatbed (“Flatbed”) and (vi) temperature-controlled (“Temperature-Controlled”) fleets provide truckload services for products requiring specialized trailers. Revenues for the Truckload segment include a small amount of non-trucking revenues which consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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

We generate other revenues related to third-party equipment maintenance, equipment leasing and other business activities. None of these operations meets the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the table below. “Corporate” includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. We have no significant intersegment sales or expense transactions that would require the elimination of revenue between our segments in the table below.

The following table summarizes our segment financial information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Truckload Transportation Services	$439,944	$394,563	$842,290	$755,106
Value Added Services	71,227	65,066	134,800	126,466
Other	3,234	2,735	5,911	5,047
Corporate	1,492	1,105	2,325	1,925

Total	$515,897	$463,469	$985,326	$888,544

Operating Income
Truckload Transportation Services	$44,764	$32,087	$69,030	$46,635
Value Added Services	3,719	2,346	7,129	5,430
Other	(1,903)	55	(1,622)	171
Corporate	187	1,058	(328)	1,574

Total	$46,767	$35,546	$74,209	$53,810

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations and Commercial Commitments

•	Regulations

•	Critical Accounting Policies

•	Accounting Standards

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

Operating revenues reported in our operating statistics table under “Results of Operations” are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the six operating fleets in the Truckload segment (Dedicated, Regional, Van, Expedited, Temperature-Controlled and Flatbed). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and WGL), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In second quarter 2011, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 85% of total operating revenues, and non-trucking and other operating revenues accounted for 15% of total operating revenues.

Trucking revenues, net of fuel surcharge, are typically generated on a per-mile basis and also include revenues such as stop charges, loading and unloading charges, equipment detention charges and equipment repositioning charges. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately in the operating statistics table and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average revenues per mile (total and loaded), (iii) average monthly miles per tractor, (iv) average percentage of empty miles (miles without trailer cargo), (v) average trip length (in loaded miles) and (vi) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our Truckload segment also generates a small amount of revenues categorized as non-trucking revenues, related to shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.

Our most significant resource requirements are company drivers, independent contractors, tractors and trailers. Our financial results are affected by company driver and independent contractor availability and the markets for new and used revenue equipment. Our most significant operating costs are fuel, fuel taxes (included in taxes and licenses expense), driver salaries and benefits, insurance and supplies and maintenance. To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. We are self-insured for a significant portion of bodily injury, property damage and cargo claims; workers’ compensation claims; and employee health claims (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes, payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles driven. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for second quarter 2011 to second quarter 2010, several industry-wide issues could cause costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

Results of Operations:

The following operating statistics table sets forth certain industry data regarding our freight revenues and operations for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Trucking revenues, net of fuel surcharge (1)	$333,709	$326,518	2.2%	$650,156	$630,186	3.2%
Trucking fuel surcharge revenues (1)	103,187	66,245	55.8%	186,460	121,304	53.7%
Non-trucking revenues, including VAS (1)	74,240	66,842	11.1%	140,405	130,030	8.0%
Other operating revenues (1)	4,761	3,864	23.2%	8,305	7,024	18.2%

Total operating revenues (1)	$515,897	$463,469	11.3%	$985,326	$888,544	10.9%

Operating ratio (consolidated) (2)	90.9%	92.3%		92.5%	93.9%
Average monthly miles per tractor	10,059	10,222	-1.6%	9,882	9,996	-1.1%
Average revenues per total mile (3)	$1.516	$1.470	3.1%	$1.509	$1.454	3.8%
Average revenues per loaded mile (3)	$1.719	$1.660	3.6%	$1.706	$1.645	3.7%
Average percentage of empty miles (4)	11.80%	11.45%	3.1%	11.54%	11.62%	-0.7%
Average trip length in miles (loaded)	441	452	-2.4%	446	454	-1.8%
Total miles (loaded and empty) (1)	220,142	222,139	-0.9%	430,776	433,454	-0.6%
Average tractors in service	7,295	7,244	0.7%	7,265	7,227	0.5%
Average revenues per tractor per week (3)	$3,519	$3,467	1.5%	$3,442	$3,353	2.7%
Total tractors (at quarter end)
Company	6,675	6,515		6,675	6,515
Independent contractor	625	695		625	695

Total tractors	7,300	7,210		7,300	7,210

Total trailers (Truckload and Intermodal, at quarter end)	23,320	23,900		23,320	23,900

(1)	Amounts in thousands.
(2)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3)	Net of fuel surcharge revenues.
(4)	“Empty” refers to miles without trailer cargo.

The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. As described on page 12, revenues for the Truckload segment include non-trucking revenues of $3.0 million and $1.8 million for the three-month periods ended June 30, 2011 and June 30, 2010, respectively, and $5.6 million and $3.6 million for the six-month periods ended June 30, 2011 and June 30, 2010, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Truckload Transportation Services	2011		2010		2011		2010
(amounts in thousands)	$	%	$	%	$	%	$	%
Revenues	$439,944	100.0	$394,563	100.0	$842,290	100.0	$755,106	100.0
Operating expenses	395,180	89.8	362,476	91.9	773,260	91.8	708,471	93.8

Operating income	$44,764	10.2	$32,087	8.1	$69,030	8.2	$46,635	6.2

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

	Three Months Ended June 30,				Six Months Ended June 30,
Truckload Transportation Services	2011		2010		2011		2010
(amounts in thousands)	$	%	$	%	$	%	$	%
Revenues	$439,944		$394,563		$842,290		$755,106
Less: trucking fuel surcharge revenues	103,187		66,245		186,460		121,304

Revenues, net of fuel surcharges	336,757	100.0	328,318	100.0	655,830	100.0	633,802	100.0

Operating expenses	395,180		362,476		773,260		708,471
Less: trucking fuel surcharge revenues	103,187		66,245		186,460		121,304

Operating expenses, net of fuel surcharges	291,993	86.7	296,231	90.2	586,800	89.5	587,167	92.6

Operating income	$44,764	13.3	$32,087	9.8	$69,030	10.5	$46,635	7.4

The following table sets forth the VAS segment’s non-trucking revenues, rent and purchased transportation expense, gross margin, other operating expenses and operating income. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party capacity provider costs), insurance, communications and utilities and other operating expense categories.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Value Added Services	2011		2010		2011		2010
(amounts in thousands)	$	%	$	%	$	%	$	%
Revenues	$71,227	100.0	$65,066	100.0	$134,800	100.0	$126,466	100.0
Rent and purchased transportation expense	60,385	84.8	56,033	86.1	113,717	84.4	107,982	85.4

Gross margin	10,842	15.2	9,033	13.9	21,083	15.6	18,484	14.6
Other operating expenses	7,123	10.0	6,687	10.3	13,954	10.3	13,054	10.3

Operating income	$3,719	5.2	$2,346	3.6	$7,129	5.3	$5,430	4.3

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operating Revenues

Operating revenues increased 11.3% for the three months ended June 30, 2011, compared to the same period of the prior year. Trucking revenues, excluding fuel surcharges, increased 2.2% due primarily to a 3.1% increase in revenue per total mile and a 0.7% increase in average tractors in service, partially offset by a 1.6% decrease in the average monthly miles per tractor.

Average revenues per loaded mile, excluding fuel surcharge, increased 3.6% from $1.660 in second quarter 2010 to $1.719 in second quarter 2011. Average revenues per total mile, excluding fuel surcharges, increased 3.1%, because our average percentage of empty miles increased from 11.45% in second quarter 2010 to 11.80% in second quarter 2011. We attribute the higher revenue per mile to a combination of customer contractual rate increases and improved freight mix.

Average monthly miles per tractor decreased from 10,222 in second quarter 2010 to 10,059 in second quarter 2011, a 1.6% decrease. This decrease was the result of sluggish freight demand in the first two months of second quarter 2011 compared to unusually strong freight demand throughout second quarter 2010. Freight demand strengthened in June 2011 from April and May 2011. We continue to believe that favorable truckload trends are caused to a greater degree by industry capacity constraints than economic recovery. In July 2011, we experienced a normal seasonal freight slowdown similar to prior years.

The average number of tractors in service increased 0.7%, from 7,244 in second quarter 2010 to 7,295 in second quarter 2011. We are currently committed to maintaining our fleet size at approximately 7,300 trucks. We will continue to redesign our truckload freight network to optimize and maximize increasing freight opportunities without adding trucks. As a result, we are focused on expanding our operating margin to raise our returns on assets, equity and invested capital while staying true to our broad transportation services portfolio for our customers.

Fuel surcharge revenues represent collections from customers for the higher cost of fuel. These revenues increased 55.8% to $103.2 million in second quarter 2011 from $66.2 million in second quarter 2010 because of higher average fuel prices in second quarter 2011. On a total-mile basis, fuel surcharge revenues increased 17.1 cents, from 29.8 cents in second quarter 2010 to 46.9 cents in second quarter 2011. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty miles (which are not billable to customers), out-of-route miles, and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. In a rapidly rising fuel price market, there is generally a several week delay between the payment of higher fuel prices and surcharge recovery. In a rapidly declining fuel price market, the opposite generally occurs, and there is a temporary higher surcharge recovery compared to the price paid for fuel.

We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload (which includes Regional, Van and Expedited), specialized (which includes Dedicated, Flatbed and Temperature-Controlled) and logistics (which includes the VAS segment) services by growing our logistics services revenues. Our specialized services unit, primarily Dedicated, ended second quarter 2011 with 3,600 trucks (49% of our total fleet).

VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues increased 9.5% to $71.2 million in second quarter 2011 from $65.1 million in second quarter 2010 due to an increase in Brokerage and Intermodal revenues, offset partially by decreases in Freight Management and WGL revenues as discussed below. VAS gross margin dollars increased 20.0% to $10.8 million in second quarter 2011 from $9.0 million for the same period in 2010. The following table shows the changes in VAS shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2011	2010	Difference	Change	2011	2010	Difference	Change
Total VAS shipments	63,671	69,978	(6,307)	(9)%	121,917	136,803	(14,886)	(11)%
Less: Non-committed shipments to Truckload segment	20,247	26,514	(6,267)	(24)%	38,652	52,825	(14,173)	(27)%

Net VAS shipments	43,424	43,464	(40)	(0)%	83,265	83,978	(713)	(1)%

Average revenue per shipment	$1,531	$1,332	$199	15%	$1,516	$1,321	$195	15%

Brokerage revenues in second quarter 2011 increased 22% compared to second quarter 2010 due to a 12% increase in shipment volume and a 9% increase in the average revenue per shipment. Brokerage gross margin dollars increased 26% as the gross margin percentage improved 44 basis points year-over-year, and operating income increased 47%. Sequentially, the Brokerage gross margin percentage declined to 12.8% in second quarter 2011 from 13.7% in first quarter 2011. Intermodal revenues increased 37% while Intermodal gross margins and operating income increased at a higher percentage rate, comparing second quarter 2011 to second quarter 2010. WGL revenues declined 8% while operating results improved in second quarter 2011 compared to second quarter 2010. WGL revenues increased 22% sequentially while gross margins and operating income also improved sequentially over first quarter 2011. Several international projects ended during the latter part of second quarter 2010 which caused the year-over-year revenue decline. Freight Management revenues and the number of shipments declined significantly due to a reduction in customer project business with a specific customer, however the gross margin dollars declined only slightly and operating income dollars increased slightly.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.9% for the three months ended June 30, 2011, compared to 92.3% for the three months ended June 30, 2010. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.

	Three Months Ended		Increase	Six Months Ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2011	2010	per Mile	2011	2010	per Mile
Salaries, wages and benefits	$0.585	$0.577	$0.008	$0.592	$0.577	$0.015
Fuel	0.500	0.352	0.148	0.483	0.350	0.133
Supplies and maintenance	0.183	0.164	0.019	0.183	0.166	0.017
Taxes and licenses	0.106	0.106	0.000	0.107	0.108	(0.001)
Insurance and claims	0.074	0.084	(0.010)	0.080	0.082	(0.002)
Depreciation	0.175	0.169	0.006	0.179	0.174	0.005
Rent and purchased transportation	0.172	0.161	0.011	0.169	0.158	0.011
Communications and utilities	0.017	0.015	0.002	0.018	0.016	0.002
Other	(0.017)	0.004	(0.021)	(0.016)	0.003	(0.019)

Independent contractor costs are included in rent and purchased transportation expense. Independent contractors supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). Independent contractor miles as a percentage of total miles were 11.0% for second quarter 2011 compared to 12.0% for second quarter 2010. This decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 1.5 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.5 cents; (ii) fuel, 0.6 cents; (iii) depreciation, 0.2 cents; and (iv) supplies and maintenance, 0.2 cents.

Salaries, wages and benefits in the Truckload segment increased by 0.8 cents per mile on a total-mile basis in second quarter 2011 compared to second quarter 2010. Higher expense for workers’ compensation claims, due to a higher average cost of new claims, was the primary factor contributing to the increase. The shift of costs from rent and purchased transportation expense to salaries, wages and benefits expense, attributed to the decrease in independent contractor miles as a percentage of total miles, also contributed to the salaries, wages and benefits increase. The higher cost per mile of salaries, wages and benefits expense was partially offset by lower student driver pay because the average number of trainer-student driver teams decreased by 12% from second quarter 2010 to second quarter 2011. Effective January 1, 2011, we restored the company matching contribution percentage for our 401(k) plan to its former level, after reducing it by half during 2009. We expect this change to increase our 401(k) contribution expense by about $0.7 million for the full year 2011 compared to 2010. Non-driver salaries, wages and benefits in the growing non-trucking VAS segment increased 4.6%.

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

The driver market is increasingly more competitive compared to 2010 and to first quarter 2011. An improving freight market, changing industry safety regulations and reduced financing options for driving school candidates continue to tighten qualified and student driver supply. We expect driver market challenges to increase for the remainder of 2011. We continue to believe our position in the driver market is better than that of many competitors because over 70% of our driving jobs are in more attractive Regional and Dedicated fleet operations that enable us to return these drivers to their homes on a more frequent and consistent basis. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain qualified and student drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased 14.8 cents per total mile for the Truckload segment due to higher average diesel fuel prices. Average diesel fuel prices were $0.97 per gallon higher in second quarter 2011 than in second quarter 2010. Diesel fuel prices rose rapidly in first quarter 2011 and April 2011 and then began to decline in May 2011. Diesel fuel prices declined in the second half of second quarter 2010 and remained relatively constant during third quarter 2010. When fuel prices rise rapidly, a negative earnings lag occurs because the cost of fuel rises immediately and the market indexes used to determine fuel surcharges increase at a slower pace. In a period of declining fuel prices, we generally experience a temporary favorable earnings effect because fuel costs decline at a faster pace than the market indexes used to determine fuel surcharges.

We continue to employ measures to improve our fuel miles per gallon (“mpg”) such as (i) limiting truck engine idle time, (ii) lowering non-billable miles and (iii) implementing mpg-enhancing equipment changes to our fleet. We continue to invest in environmentally friendly and fuel-saving equipment solutions such as (i) aerodynamic, more fuel-efficient trucks, (ii) idling reduction systems, (iii) tire inflation systems and (iv) trailer skirts (including the development of our own designed “Arrow Shield” trailer skirt approved by the U.S. Environmental Protection Agency (“EPA”)) to reduce our fuel gallons purchased and improve our mpg. We intend to continue these and other environmentally conscious initiatives, including our active participation as a SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

For July 2011, the average diesel fuel price per gallon was $1.05 higher than the average diesel fuel price per gallon in the same period of 2010 and $0.99 higher than in third quarter 2010.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance for the Truckload segment increased 1.9 cents per total mile in second quarter 2011 compared to second quarter 2010. The higher maintenance costs were due primarily to higher tire expense and increases in other tractor-related expenses such as diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emissions standards), auxiliary power unit (“APU”) maintenance and the maintenance portion of preparing a larger amount of used equipment for sale. In 2010, we extended the replacement cycle for company tractors. A longer replacement cycle results in higher maintenance costs, including maintenance that is not covered under warranty, and results in more tires being purchased and expensed as replacement tires, rather than capitalized as part of the equipment cost when new trucks are placed in service. However, a longer replacement cycle delays higher depreciation from the more expensive new trucks, which offsets a portion of the increased maintenance costs. During the six months ended June 30, 2011, we reduced the average age of our company truck fleet from 2.8 years to 2.6 years and currently expect the average age to be approximately 2.4 years at the end of 2011 based on our anticipated capital expenditures for new trucks. We believe the reduction of the average age of the company truck fleet will contribute to a reduction of some supplies and maintenance expenses later in 2011.

In the last year, the price of natural rubber has increased as global demand outpaces supply of this raw material, and prices are expected to remain high. Natural rubber is a major component in the production of tires, and most large tire producers have raised tire prices in 2010 and 2011. This also contributed to the higher tire expense in second quarter 2011 compared to second quarter 2010. We have contracted pricing arrangements in place with our large tire vendors but are subject to periodic price changes. We recently renegotiated pricing with two vendors, which resulted in average price increases of greater than 10%, and we may become subject to further price increases in the second half of 2011. Additionally, this shortage could affect availability of new tires, and thus, our truck productivity, and we are unable to predict when and the extent to which future tire pricing, tire availability and truck productivity could be impacted. We have purchased additional inventories of tires to lessen the effects of this raw material shortage.

Taxes and licenses for the Truckload segment did not change on a total-mile basis in second quarter 2011 compared to second quarter 2010 because a decrease in fuel taxes per mile (resulting from a 2.3% improvement in the company truck mpg) offset the increases due to higher state fuel tax rates and the lower average miles per tractor. An improved mpg results in fewer gallons of diesel fuel purchased and consequently lower fuel taxes. The effect of the lower average miles per tractor on the fixed cost components (primarily equipment licensing fees) of this operating expense category results in an increase on a per-mile basis.

Insurance and claims for the Truckload segment decreased by 1.0 cent per total mile in second quarter 2011 compared to second quarter 2010. The decrease primarily resulted from lower expense on large liability claims attributed to improved loss development and reimbursement from insurance carriers for expenses on large liability claims settled in prior periods. These decreases were partially offset by higher expense related to new small liability claims resulting from an increase in the average cost per claim in second quarter 2011 compared to second quarter 2010. The frequency of small liability claims improved in second quarter 2011 compared to second quarter 2010. The larger portion of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the smaller portion results from insurance premiums for high dollar claim coverage. We renewed our liability insurance policies on August 1, 2011 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2011 are about the same as the previous policy year on a per-mile basis.

Depreciation expense for the Truckload segment increased 0.6 cents per total mile in second quarter 2011 compared to second quarter 2010. This increase was due primarily to higher tractor depreciation resulting from the higher cost of new trucks.

Depreciation expense was historically affected by two changes to the engine emissions standards imposed by the EPA that became effective in October 2002 and January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but they are more fuel efficient. In 2011, we are purchasing trucks with 2010-standard engines to replace older trucks that we sell or trade. Depreciation expense per mile is expected to increase in 2011 due to higher prices for these new trucks.

As of June 30, 2011, 29% of the engines in our fleet of company-owned trucks were manufactured by Caterpillar. In June 2008, Caterpillar announced it would not produce on-highway engines for use in the United States that would comply with new 2010 EPA engine emissions standards but Caterpillar would continue to sell on-highway engines internationally. In 2008, it was estimated that approximately one million trucks in the U.S. domestic market had Caterpillar heavy-duty engines, and Caterpillar has stated it will fully support these engines going forward.

Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 84.8% in second quarter 2011 compared to 86.1% in second quarter 2010 due to the lower cost of third-party carrier capacity.

Rent and purchased transportation for the Truckload segment increased 1.1 cents per total mile in second quarter 2011 compared to second quarter 2010 due primarily to increased fuel prices that resulted in higher reimbursements to independent contractors for fuel, offset partially by a shift to salaries, wages and benefits and several other expense categories from rent and purchased transportation expense because of the decrease in independent contractor truck miles as a percentage of total miles. Our customer fuel surcharge programs do not differentiate between miles generated by company and independent contractor trucks. Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment. We have historically been able to add company tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases. We entered into non-cancelable operating leases for certain tractors during second quarter 2011 and expect the expense for these leases to be approximately $0.4 million per quarter in future periods.

Other operating expenses for the Truckload segment decreased 2.1 cents per total mile in second quarter 2011 compared to second quarter 2010. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $5.6 million in second quarter 2011 from $0.5 million in second quarter 2010 and $4.8 million in first quarter 2011. In second quarter 2011, we realized significantly higher average gains per truck sold and higher gains per trailer sold and sold more trucks and trailers than in second quarter 2010. We believe our premium used trucks are becoming increasingly more attractive to fleets that want to upgrade their older trucks without incurring the higher cost of new trucks. We believe our wholly-owned subsidiary and used truck retail network, Fleet Truck Sales, is one of the larger Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading used trucks to original equipment manufacturers when purchasing new trucks. Cost increases related to bad debt expense and professional fees offset a portion of the improved gains.

Other Expense (Income)

We recorded interest income of $0.3 million in second quarter 2011 and $0.4 million in second quarter 2010.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 41.3% for second quarter 2011 from 41.8% for second quarter 2010. The lower income tax rate was due primarily to higher projected income before income taxes on an annualized basis, which caused non-deductible expenses (such as driver per diem) to comprise a smaller percentage of our income before income taxes.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Revenues

Operating revenues increased 10.9% for the six months ended June 30, 2011, compared to the same period of the prior year. Trucking revenues, excluding fuel surcharges, increased 3.2% due primarily to a 3.8% increase in revenue per total mile and a 0.5% increase in the average number of tractors in service, partially offset by a 1.1% decrease in average monthly miles per tractor. Our average percentage of empty miles improved from 11.62% in the first six months of 2010 to 11.54% during the same period in 2011. Fuel surcharge revenues increased 53.7% to $186.5 million in the 2011 year-to-date period from $121.3 million in the 2010 year-to-date period because of higher diesel fuel prices. VAS revenues increased 6.6%, from $126.5 million in the first six months of 2010 to $134.8 million in the same 2011 period. Higher Brokerage and Intermodal revenues in the 2011 period more than offset the decrease in Freight Management and WGL revenues.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 92.5% for the six months ended June 30, 2011, compared to 93.9% for the same period of 2010. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

Independent contractor miles as a percentage of total miles were 11.2% for the six months ended June 30, 2011 compared to 12.0% for the six months ended June 30, 2010. This decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 1.1 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.4 cents; (ii) fuel, 0.4 cents; (iii) depreciation, 0.1 cent; (iv) supplies and maintenance, 0.1 cent; and (v) taxes and licenses, 0.1 cent.

Salaries, wages and benefits in the Truckload segment increased by 1.5 cents per total mile in the 2011 year-to-date period. This increase was due primarily to higher workers compensation expense and the shift from rent and purchased transportation expense to salaries, wages and benefits expense that occurred because of the decrease in independent contractor miles as a percentage of total miles, offset partially by lower student driver pay (average trainer-student driver teams decreased 8.2%).

Fuel increased 13.3 cents per total mile for the Truckload segment in the first six months of 2011 compared to the same period in 2010 due to the higher average fuel price per gallon, offset partially by a 2.4% improvement in the company truck fleet mpg. Average diesel fuel prices were 88 cents per gallon higher in the first six months of 2011 than in the same 2010 period.

Supplies and maintenance expense for the Truckload segment increased 1.7 cents on a total mile basis in the 2011 year-to-date period when compared to the same period in 2010. Higher equipment maintenance costs, including tire expense, were due to higher tire prices and increases in other maintenance costs such as APU maintenance and diesel exhaust fluid.

Taxes and licenses for the Truckload segment decreased 0.1 cents on a total-mile basis. This decrease is because of fuel tax savings resulting from higher mpg in the first six months of 2011 compared to the same period of 2010, offset partially by the effect of lower average miles per tractor on the fixed cost components of this operating expense category.

Insurance and claims decreased 0.2 cents on a total-mile basis for the Truckload segment due to lower expense on large liability claims due to improved loss development and reimbursement from insurance carriers of expenses on large liability claims settled in prior periods. These decreases were partially offset by higher expense from net unfavorable loss development on smaller liability claims in the first six months of 2011 compared to net favorable loss development in the first six months of 2010.

Depreciation for the Truckload segment increased 0.5 cents per total mile in the 2011 year-to-date period compared to the same period in 2010. This increase was due primarily to higher tractor depreciation resulting from the higher cost of new trucks.

Rent and purchased transportation for the Truckload segment increased 1.1 cents per total mile in the first six months of 2011 compared to the same period in 2010 primarily because of an increase in the fuel reimbursement paid to independent contractors (because of higher average diesel fuel prices), offset partially by the shift to salaries, wages and benefits expense and several other expense categories from rent and purchased transportation expense because of the decrease in independent contractor miles as a percentage of total miles. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 84.4% in the 2011 year-to-date period from 85.4% in the 2010 year-to-date period due to the lower cost of third-party carrier capacity.

Other operating expenses for the Truckload segment decreased 1.9 cents per total mile in the first six months of 2011 compared to the same period in 2010. Gains on sales of assets increased to $10.4 million in the six months ended June 30, 2011 from $1.6 million in the six months ended June 30, 2010. In the 2011 year-to-date period, we realized higher average gains per truck and trailer sold compared to the 2010 year-to-date period. We sold approximately the same number of trucks and sold more trailers in the first six months of 2011 than in the same period of 2010. Our premium used trucks are becoming increasingly more attractive to fleets that want to upgrade their older trucks without incurring the higher cost of new trucks. Cost increases related to bad debt expense and professional fees offset a portion of the improved gains.

Other Expense (Income)

We recorded interest income of $0.7 million during both the six months ended June 30, 2011 and 2010.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 41.3% for the six months ended June 30, 2011 from 41.8% for the same period in 2010. The lower income tax rate was due primarily to higher income before income taxes on an annualized basis, which caused non-deductible expenses (such as driver per diem) to comprise a smaller percentage of our income before income taxes.

Liquidity and Capital Resources:

During the six months ended June 30, 2011, net cash provided by operating activities increased to $117.0 million, a 5% increase ($5.6 million) in cash flows compared to the same six-month period one year ago. The increase in net cash from operations resulted from (i) $12.0 million higher net income and (ii) a $10.6 million decrease in income tax payments. These increases were partially offset by (i) an $11.9 million decrease in cash flows related to accounts receivable, due primarily to higher rates and higher fuel surcharges in the first six months of 2011, compared to lower rates and fuel surcharges during the same period of 2010 and (ii) an $8.3 million decrease in cash flows related to accrued payroll due to the timing of scheduled payroll payments. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by net short-term borrowings under our existing credit facilities.

Net cash used in investing activities for the six-month period ended June 30, 2011 increased by $53.0 million, from $50.1 million for the six-month period ended June 30, 2010 to $103.1 million for the six-month period ended June 30, 2011. Net property additions (primarily revenue equipment) were $105.9 million for the six-month period ended June 30, 2011, compared to $52.3 million during the same period of 2010. This increase occurred because we purchased more new trucks in the 2011 period than in the 2010 period.

As of June 30, 2011, we are committed to property and equipment purchases, net of trades, of approximately $143.0 million. We currently expect our net capital expenditures (primarily revenue equipment) to be in the range of $210.0 million to $240.0 million in 2011, compared to net capital expenditures of $119.0 million in 2010. We intend to fund these net capital expenditures through existing cash balances, cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities used $4.4 million during the six months ended June 30, 2011 and $0.4 million during the same period in 2010. Fewer stock option exercises in 2011 resulted in the decrease in financing cash flows. During the six-month period ended June 30, 2011, we borrowed and repaid $20.0 million of short-term debt; and during the same period in 2010, we borrowed and repaid short-term debt totaling $10.0 million. We paid dividends of $7.3 million in the six months ended June 30, 2011 and $7.2 million in the June 30, 2010 six-month period, and we did not purchase any common stock during either period. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends upon stock market conditions and other factors. As of June 30, 2011, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

Management believes our financial position at June 30, 2011 is strong. As of June 30, 2011, we had $23.5 million of cash and cash equivalents and $710.2 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of June 30, 2011, we had $225.0 million of available credit pursuant to two credit facilities, of which we had no outstanding borrowings. The $225.0 million of credit available under these facilities is reduced by the $40.1 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Off-Balance Sheet Arrangements:

We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at June 30, 2011 was approximately $6.3 million.

Contractual Obligations and Commercial Commitments:

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2011.

Payments Due by Period

(in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$7.7	$0.4	$—	$—	$—	$7.3
Property and equipment purchase commitments	143.0	143.0	—	—	—	—
Operating leases	6.3	1.6	3.3	1.4	—	—

Total contractual cash obligations	$157.0	$145.0	$3.3	$1.4	$—	$7.3

Other Commercial Commitments
Unused lines of credit	$184.9	$50.0	$134.9	$—	$—	$—
Stand-by letters of credit	40.1	40.1	—	—	—	—

Total commercial commitments	$225.0	$90.1	$134.9	$—	$—	$—

Total obligations	$382.0	$235.1	$138.2	$1.4	$—	$7.3

We have committed credit facilities with two banks totaling $225.0 million that mature in May 2012 ($50.0 million) and November 2013 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of June 30, 2011, we had no borrowings outstanding under these credit facilities with banks. The credit available under these facilities is reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, net of trades, primarily for revenue equipment. Operating leases represent the future minimum lease payments for revenue equipment. As of June 30, 2011, we have recorded a $7.7 million liability for unrecognized tax benefits. We expect $0.4 million to be settled within the next twelve months and are unable to reasonably determine when the $7.3 million categorized as “period unknown” will be settled.

Regulations:

Item 1 of Part I our 2010 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2010 Form 10-K and updated in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

Our 2010 Form 10-K describes a proposed rule issued in December 2010 by the Federal Motor Carrier Safety Administration (“FMCSA”) to modify the current driver hours of service regulations. In May 2011, the FMCSA announced that it would delay releasing a final rule from July 2011 to October 2011. Such rule could include a reduction in the number of hours that truck drivers may drive each day. If this occurs and the rule is adopted and implemented as proposed, more drivers and trucks would likely be needed to transport the existing amount of truck freight in the market. It could also adversely affect our truck productivity and operating costs. We will continue to monitor any developments.

The FMCSA continues its implementation of the new Compliance, Safety, Accountability (“CSA”) safety initiative, which monitors the safety performance of both individual drivers and carriers. In December 2010, the FMCSA made public on its website the Safety Measurement System (“SMS”), which includes specific safety rating measurement and percentile ranking scores for over 500,000 trucking companies. Through the SMS, the public can access carrier scores and data (including a carrier’s roadside safety inspection, out-of-service and moving violation histories) for five Behavior Analysis and Safety Improvement Categories (“BASICs”). Our current CSA scores for each of the five publicly available BASICs meet the FMCSA’s acceptable performance threshold. In third quarter 2011, the FMCSA is expected to release proposed rules that will replace the current safety rating process with a new Safety Fitness Determination (“SFD”) that will use the SMS to determine safety ratings. As carriers, shippers, brokers, vendors and others review, evaluate and make operational and business decisions using CSA data, we anticipate that drivers and trucking companies will leave the market, although it is difficult to predict the duration and extent to which this may occur and the extent to which this could affect our business. This may limit our ability to attract and retain qualified drivers. We will continue to monitor any CSA developments and continue our CSA compliance efforts.

In May 2011, the FMCSA published a final rule that (i) sets new standards that must be met before states issue commercial learner’s permits (“CLP”), (ii) revises the knowledge and skills testing standards that must be met to obtain both a CLP and a commercial driver’s license (“CDL”), and (iii) improves anti-fraud measures with the CDL program. States must be in compliance with the new requirements by three years from the effective date of the final rule. The FMCSA has not yet issued a final rule regarding minimum requirements for entry level driver training programs, but has projected that it will issue a final rule in November 2011. Either of these rules could materially impact the number of potential new drivers entering the industry, and we cannot predict how the adoption of such rules would affect our driver recruitment and the overall driver market.

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

Accounting Standards:

In the descriptions under “New Accounting Pronouncements Adopted” and “Accounting Standards Updates Not Yet Effective” that follow, references in quotations identify guidance and Accounting Standards Updates relating to the topics and subtopics (and their descriptive titles, as appropriate) of the Accounting Standards CodificationTM of the Financial Accounting Standards Board (“FASB”).

New Accounting Pronouncements Adopted

We did not adopt any new accounting pronouncements during second quarter 2011.

Accounting Standards Updates Not Yet Effective

In May 2011, an update was made to “Fair Value Measurement.” This update represents the converged guidance of the FASB and the International Accounting Standards Board (“Boards”) on fair value measurement. The amendments in this update result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. As of June 30, 2011, management believes that adopting this update will have no effect on our consolidated financial position, results of operations and cash flows.

In June 2011, an update was made to “Comprehensive Income.” The amendments in this update address the presentation of comprehensive income in an entity’s financial statements and allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the presentation method we currently use. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. As of June 30, 2011, management believes that adopting this update will have no effect on our consolidated financial position, results of operations and cash flows.

Other Accounting Standards Updates not effective until after June 30, 2011 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of June 30, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange income or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $0.2 million for second quarter 2011 and losses were $0.8 million for second quarter 2010 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk

We had no debt outstanding at June 30, 2011. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of June 30, 2011, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the SEC within the required time period.

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

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (“Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of June 30, 2011, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the second quarter of 2011 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.1	Named Executive Officer Compensation	Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Item 5.02 of the Company’s Current Report on Form 8-K dated May 10, 2011

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

Exhibit No.	Exhibit	Incorporated by Reference to:

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

*	Pursuant to applicable federal securities rules and regulations, the Company has complied with the reporting obligation relating to the submission of interactive data files in such exhibits. Therefore, the Company is not subject to liability under any anti-fraud provisions of the federal securities laws if the Company (i) makes a good faith attempt to comply with the interactive data file submission and posting requirements and (ii) upon becoming aware that any such data file fails to comply with such requirements, promptly amends any noncompliant data file. The Company is also not subject to the liability and anti-fraud provisions of the federal securities laws if an error or omission in an electronic filing results solely from electronic transmission errors beyond the filer’s control and, upon becoming aware of such error or omission, the filer corrects the error or omission by filing an electronic amendment as soon as reasonably practicable. Users of this data are advised that the interactive data files are furnished and not filed, are not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under such mentioned sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 9, 2011	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 9, 2011	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary