Form 10-Q
period 2011-09-30
WERNER ENTERPRISES INC
filed 2011-11-07
CIK 793074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[Mark one]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 72,833,451 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I

FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our 2010 Form 10-K.

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	Three Months Ended September 30,
	2011	2010
	(Unaudited)
Operating revenues	$509,587	$463,262

Operating expenses:
Salaries, wages and benefits	132,128	134,255
Fuel	103,777	75,986
Supplies and maintenance	44,334	40,730
Taxes and licenses	23,932	23,197
Insurance and claims	15,603	15,998
Depreciation	40,197	37,092
Rent and purchased transportation	100,081	91,795
Communications and utilities	3,846	4,013
Other	(4,377)	51

Total operating expenses	459,521	423,117

Operating income	50,066	40,145

Other expense (income):
Interest expense	5	5
Interest income	(337)	(432)
Other	52	(84)

Total other expense (income)	(280)	(511)

Income before income taxes	50,346	40,656
Income taxes	20,768	16,498

Net income	$29,578	$24,158

Earnings per share:
Basic	$0.41	$0.33

Diluted	$0.40	$0.33

Dividends declared per share	$0.050	$0.050

Weighted-average common shares outstanding:
Basic	72,811	72,549

Diluted	73,231	72,922

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Operating revenues	$1,494,913	$1,351,806

Operating expenses:
Salaries, wages and benefits	400,256	396,892
Fuel	312,210	228,319
Supplies and maintenance	128,608	117,418
Taxes and licenses	70,372	70,214
Insurance and claims	50,194	51,705
Depreciation	119,161	112,848
Rent and purchased transportation	287,183	268,361
Communications and utilities	11,612	11,256
Other	(8,958)	838

Total operating expenses	1,370,638	1,257,851

Operating income	124,275	93,955

Other expense (income):
Interest expense	43	17
Interest income	(1,027)	(1,124)
Other	341	(128)

Total other expense (income)	(643)	(1,235)

Income before income taxes	124,918	95,190
Income taxes	51,529	39,266

Net income	$73,389	$55,924

Earnings per share:
Basic	$1.01	$0.77

Diluted	$1.00	$0.77

Dividends declared per share	$0.150	$0.150

Weighted-average common shares outstanding:
Basic	72,770	72,279

Diluted	73,203	72,747

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,885	$13,966
Accounts receivable, trade, less allowance of $10,500 and $9,484, respectively	213,505	190,264
Other receivables	7,679	10,431
Inventories and supplies	28,399	16,868
Prepaid taxes, licenses and permits	3,718	14,934
Current deferred income taxes	29,237	27,829
Other current assets	27,319	23,407

Total current assets	366,742	297,699

Property and equipment	1,581,120	1,549,637
Less – accumulated depreciation	693,694	708,582

Property and equipment, net	887,426	841,055

Other non-current assets	15,108	12,798

Total assets	$1,269,276	$1,151,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,831	$57,708
Insurance and claims accruals	64,702	71,857
Accrued payroll	24,597	18,838
Other current liabilities	19,119	20,037

Total current liabilities	176,249	168,440

Other long-term liabilities	10,707	10,380
Insurance and claims accruals, net of current portion	120,250	113,250
Deferred income taxes	226,764	190,507
Commitments and contingencies Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 72,829,701 and 72,644,998 shares outstanding, respectively	805	805
Paid-in capital	93,680	91,872
Retained earnings	790,685	728,216
Accumulated other comprehensive income (loss)	(4,660)	(3,420)
Treasury stock, at cost; 7,703,835 and 7,888,538 shares, respectively	(145,204)	(148,498)

Total stockholders’ equity	735,306	668,975

Total liabilities and stockholders’ equity	$1,269,276	$1,151,552

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$73,389	$55,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	119,161	112,848
Deferred income taxes	35,169	(4,410)
Gain on disposal of property and equipment	(16,454)	(3,086)
Stock-based compensation	1,877	964
Insurance claims accruals, net of current portion	7,000	4,250
Other	(844)	1,539
Changes in certain working capital items:
Accounts receivable, net	(23,241)	(20,745)
Other current assets	(1)	(4,797)
Accounts payable	6,729	8,558
Other current liabilities	(2,446)	4,202

Net cash provided by operating activities	200,339	155,247

Cash flows from investing activities:
Additions to property and equipment	(208,469)	(119,660)
Retirements of property and equipment	54,869	36,563
Decrease in notes receivable	4,218	3,299

Net cash used in investing activities	(149,382)	(79,798)

Cash flows from financing activities:
Repayments of short-term debt	(20,000)	(10,000)
Proceeds from issuance of short-term debt	20,000	10,000
Dividends on common stock	(10,911)	(10,816)
Stock options exercised	2,626	7,685
Excess tax benefits from exercise of stock options	599	3,399

Net cash provided by (used in) financing activities	(7,686)	268

Effect of foreign exchange rate fluctuations on cash	(352)	701
Net increase in cash and cash equivalents	42,919	76,418
Cash and cash equivalents, beginning of period	13,966	18,430

Cash and cash equivalents, end of period	$56,885	$94,848

Supplemental disclosures of cash flow information:
Interest paid	$43	$17
Income taxes paid	$23,864	$51,022
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$6,053	$3,507

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Comprehensive Income

Other than our net income, our only other source of comprehensive income is foreign currency translation gains and losses. Foreign currency translation gains and losses were a loss of $1,964,000 for the three-month period ended September 30, 2011 and a gain of $1,058,000 for the same period ended September 30, 2010. Such foreign currency translation gains and losses were a loss of $1,240,000 for the nine-month period ended September 30, 2011 and a gain of $1,485,000 for the same period ended September 30, 2010.

(2)	Credit Facilities

As of September 30, 2011, we have committed credit facilities with two banks totaling $225.0 million that mature in May 2012 ($50.0 million) and November 2013 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of September 30, 2011, we had no borrowings outstanding under these credit facilities with banks. The $225.0 million of credit available under these facilities is reduced by $38.9 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At September 30, 2011, we were in compliance with these covenants.

(3)	Leases

In 2011 we entered into leases of certain tractors under operating leases which expire in 2015. Rental expense for these leases is included in rent and purchased transportation expense within the Consolidated Statements of Income. At September 30, 2011, the future minimum lease payments under non-cancelable revenue equipment operating leases are as follows (in thousands):

2011	$403
2012	1,620
2013	1,620
2014	1,620
2015	610

Total	$5,873

Rental expense under these non-cancelable revenue equipment operating leases was $405,000 during the three-month period and $607,000 during the nine-month period ended September 30, 2011.

(4)	Income Taxes

For the three-month and nine-month periods ended September 30, 2011, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $72,000 during the three-month period and $207,000 during the nine-month period ended September 30, 2011. Our total gross liability for unrecognized tax benefits at September 30, 2011 is $7.8 million. If recognized, $5.0 million of unrecognized tax benefits would impact our effective tax rate. Interest of $3.2 million has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

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

As of September 30, 2011, we have committed to property and equipment purchases of approximately $100.4 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$29,578	$24,158	$73,389	$55,924

Weighted-average common shares outstanding	72,811	72,549	72,770	72,279
Dilutive effect of stock-based awards	420	373	433	468

Shares used in computing diluted earnings per share	73,231	72,922	73,203	72,747

Basic earnings per share	$0.41	$0.33	$1.01	$0.77

Diluted earnings per share	$0.40	$0.33	$1.00	$0.77

There were no options to purchase shares of common stock that were outstanding during the periods indicated above that were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period.

(7)	Stock-Based Compensation

Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of September 30, 2011, there were 8,099,132 shares available for granting additional awards.

We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of September 30, 2011, the total unrecognized compensation cost related to nonvested stock-based compensation awards was approximately $7.1 million and is expected to be recognized over a weighted average period of 1.8 years. The following table summarizes the stock-based compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options:
Pre-tax compensation expense	$144	$200	$404	$198
Tax benefit	60	83	167	82

Stock option expense, net of tax	$84	$117	$237	$116

Restricted stock:
Pre-tax compensation expense	$586	$258	$1,473	$766
Tax benefit	241	104	607	316

Restricted stock expense, net of tax	$345	$154	$866	$450

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

The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	1,315	$17.37
Options granted	0	$0.00
Options exercised	(184)	$14.22
Options forfeited	(6)	$17.00
Options expired	0	$0.00

Outstanding at end of period	1,125	$17.88	4.43	$3,313

Exercisable at end of period	757	$17.91	3.33	$2,209

We did not grant any stock options during the three-month and nine-month periods ended September 30, 2011 and September 30, 2010. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $0.3 million and $3.8 million for the three-month periods ended September 30, 2011 and September 30, 2010, respectively, and $2.0 million and $9.0 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock when the award vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted stock awards currently outstanding vest over periods ranging from 12 to 84 months from the grant date of the award. The restricted shares do not confer any voting or dividend rights to recipients until such shares fully vest and do not have any post-vesting sales restrictions.

The following table summarizes restricted stock activity for the nine months ended September 30, 2011:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	453	$19.49
Shares granted	40	$23.30
Shares vested	0	$0.00
Shares forfeited	(2)	$20.64

Nonvested at end of period	491	$19.79

We granted 40,000 shares of restricted stock during the three-month and nine-month periods ended September 30, 2011 and did not grant any shares of restricted stock during the three-month and nine-month periods ended September 30, 2010. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. The present value of estimated future dividends for the 2011 grant was calculated using the following assumptions:

Dividends per share (quarterly amounts)	$0.05
Risk-free interest rate	0.4%

(8)	Segment Information

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

The following table summarizes our segment financial information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Truckload Transportation Services	$428,565	$395,417	$1,270,855	$1,150,523
Value Added Services	76,635	64,683	211,435	191,149
Other	3,274	2,262	9,185	7,309
Corporate	1,113	900	3,438	2,825

Total	$509,587	$463,262	$1,494,913	$1,351,806

Operating Income
Truckload Transportation Services	$45,715	$37,275	$114,745	$83,910
Value Added Services	4,074	2,813	11,203	8,243
Other	545	(693)	(1,077)	(522)
Corporate	(268)	750	(596)	2,324

Total	$50,066	$40,145	$124,275	$93,955

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Operating revenues reported in our operating statistics table under “Results of Operations” are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the six operating fleets in the Truckload segment (Dedicated, Regional, Van, Expedited, Temperature-Controlled and Flatbed). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and WGL), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In third quarter 2011, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 84% of total operating revenues, and non-trucking and other operating revenues accounted for 16% of total operating revenues.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes, payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles driven. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for third quarter 2011 to third quarter 2010, several industry-wide issues could cause costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

Results of Operations:

The following operating statistics table sets forth certain industry data regarding our freight revenues and operations for the periods indicated.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
Trucking revenues, net of fuel surcharge (1)	$331,346	$329,200	0.7%	$981,502	$959,386	2.3%
Trucking fuel surcharge revenues (1)	94,326	63,271	49.1%	280,786	184,575	52.1%
Non-trucking revenues, including VAS (1)	79,320	67,593	17.3%	219,725	197,623	11.2%
Other operating revenues (1)	4,595	3,198	43.7%	12,900	10,222	26.2%

Total operating revenues (1)	$509,587	$463,262	10.0%	$1,494,913	$1,351,806	10.6%

Operating ratio (consolidated) (2)	90.2%	91.3%		91.7%	93.1%
Average monthly miles per tractor	9,881	10,085	-2.0%	9,882	10,026	-1.4%
Average revenues per total mile (3)	$1.543	$1.500	2.9%	$1.520	$1.469	3.5%
Average revenues per loaded mile (3)	$1.752	$1.690	3.7%	$1.721	$1.660	3.7%
Average percentage of empty miles (4)	11.94%	11.29%	5.8%	11.67%	11.51%	1.4%
Average trip length in miles (loaded)	439	432	1.6%	444	446	-0.4%
Total miles (loaded and empty) (1)	214,792	219,527	-2.2%	645,568	652,981	-1.1%
Average tractors in service	7,246	7,256	-0.1%	7,259	7,237	0.3%
Average revenues per tractor per week (3)	$3,518	$3,490	0.8%	$3,467	$3,399	2.0%
Total tractors (at quarter end)
Company	6,630	6,660		6,630	6,660
Independent contractor	620	690		620	690

Total tractors	7,250	7,350		7,250	7,350

Total trailers (Truckload and Intermodal, at quarter end)	22,925	24,060		22,925	24,060

(1)	Amounts in thousands.
(2)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3)	Net of fuel surcharge revenues.
(4)	“Empty” refers to miles without trailer cargo.

The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. As described on page 12, revenues for the Truckload segment include non-trucking revenues of $2.5 million and $2.9 million for the three-month periods ended September 30, 2011 and September 30, 2010, respectively, and $8.1 million and $6.5 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Truckload Transportation Services (amounts in thousands)	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
Revenues	$428,565	100.0	$395,417	100.0	$1,270,855	100.0	$1,150,523	100.0
Operating expenses	382,850	89.3	358,142	90.6	1,156,110	91.0	1,066,613	92.7

Operating income	$45,715	10.7	$37,275	9.4	$114,745	9.0	$83,910	7.3

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Truckload Transportation Services (amounts in thousands)	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
Revenues	$428,565		$395,417		$1,270,855		$1,150,523
Less: trucking fuel surcharge revenues	94,326		63,271		280,786		184,575

Revenues, net of fuel surcharges	334,239	100.0	332,146	100.0	990,069	100.0	965,948	100.0

Operating expenses	382,850		358,142		1,156,110		1,066,613
Less: trucking fuel surcharge revenues	94,326		63,271		280,786		184,575

Operating expenses, net of fuel surcharges	288,524	86.3	294,871	88.8	875,324	88.4	882,038	91.3

Operating income	$45,715	13.7	$37,275	11.2	$114,745	11.6	$83,910	8.7

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Value Added Services (amounts in thousands)	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
Revenues	$76,635	100.0	$64,683	100.0	$211,435	100.0	$191,149	100.0
Rent and purchased transportation expense	64,648	84.4	55,032	85.1	178,365	84.4	163,014	85.3

Gross margin	11,987	15.6	9,651	14.9	33,070	15.6	28,135	14.7
Other operating expenses	7,913	10.3	6,838	10.6	21,867	10.3	19,892	10.4

Operating income	$4,074	5.3	$2,813	4.3	$11,203	5.3	$8,243	4.3

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Operating Revenues

Operating revenues increased 10.0% for the three months ended September 30, 2011, compared to the same period of the prior year. Trucking revenues, excluding fuel surcharges, increased 0.7% due primarily to a 2.9% increase in revenue per total mile, offset by a 2.0% decrease in the average monthly miles per tractor and a 0.1% decrease in average tractors in service.

Average revenues per loaded mile, excluding fuel surcharge, increased 3.7% from $1.690 in third quarter 2010 to $1.752 in third quarter 2011. Average revenues per total mile, excluding fuel surcharges, increased at a slightly lower percentage of 2.9%, because our average percentage of empty miles increased from 11.29% in third quarter 2010 to 11.94% in third quarter 2011. We attribute the higher revenue per mile to a combination of customer contractual rate increases and improved freight mix.

Average monthly miles per tractor decreased from 10,085 in third quarter 2010 to 9,881 in third quarter 2011, a 2.0% decrease. This decrease resulted from several factors. We experienced the typical seasonal decline in freight demand from June 2011 to July 2011, with less strength the latter part of July 2011 during the uncertainty of the U.S. debt negotiations in Congress. Freight demand in early August returned to levels comparable to the same period in 2010 and weakened modestly in mid-August following heightened concerns about the economy. In the latter part of August 2011 and throughout September 2011, we experienced seasonal strengthening in demand. We continue to believe that generally favorable truckload freight trends are caused to a greater degree by supply side constraints limiting truckload capacity, as opposed to demand generated by economic activity. In October 2011, freight demand was consistent with September 2011 and slightly better than freight demand in October 2010.

The average number of tractors in service decreased 10 tractors, from 7,256 in third quarter 2010 to 7,246 in third quarter 2011. We remain committed to maintaining our fleet size at approximately 7,300 trucks. We continue to redesign our truckload freight network to optimize and maximize increasing freight opportunities without adding trucks. As a result, we continue to look for ways to increase our operating margin percentage to raise our returns on assets, equity and invested capital while maintaining our focus on providing a broad transportation services portfolio for our customers.

Fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. These revenues increased 49.1% to $94.3 million in third quarter 2011 from $63.3 million in third quarter 2010 because of higher average fuel prices in third quarter 2011. On a total-mile basis, fuel surcharge revenues increased 15.1 cents, from 28.8 cents in third quarter 2010 to 43.9 cents in third quarter 2011. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload (which includes Regional, Van and Expedited), specialized (which includes Dedicated, Flatbed and Temperature-Controlled) and logistics (which includes the VAS segment) services by growing our logistics services revenues. Our specialized services unit, primarily Dedicated, ended third quarter 2011 with 3,500 trucks (48% of our total fleet).

VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues increased 18.5% to $76.6 million in third quarter 2011 from $64.7 million in third quarter 2010 due to an increase in Brokerage, Intermodal and WGL revenues, offset by a decrease in Freight Management revenues as discussed below. VAS gross margin dollars increased 24.2% to $12.0 million in third quarter 2011 from $9.7 million for the same period in 2010. The following table shows the changes in VAS shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
	2011	2010	Difference	Change	2011	2010	Difference	Change
Total VAS shipments	65,343	63,709	1,634	3%	187,260	200,512	(13,252)	(7)%
Less: Non-committed shipments to Truckload segment	19,853	20,436	(583)	(3)%	58,505	73,261	(14,756)	(20)%

Net VAS shipments	45,490	43,273	2,217	5%	128,755	127,251	1,504	1%

Average revenue per shipment	$1,556	$1,372	$184	13%	$1,530	$1,337	$193	14%

Brokerage revenues in third quarter 2011 increased 16% compared to third quarter 2010 due to a 10% increase in shipment volume and a 5% increase in the average revenue per shipment. Brokerage gross margin dollars increased 14%, the gross margin percentage declined by 20 basis points and Brokerage operating income dollars increased 9% year-over-year. Intermodal revenues and gross margins increased 66% while Intermodal operating income increased at a higher percentage rate, comparing third quarter 2011 to third quarter 2010. WGL revenues increased 21% while gross margins and operating income increased at a higher percentage rate in third quarter 2011 compared to third quarter 2010. WGL revenues increased 59% sequentially while gross margins and operating income also improved sequentially over second quarter 2011. Freight Management revenues and the number of shipments declined significantly due to a reduction in customer project business with a specific customer; however, the gross margin dollars declined slightly and operating income dollars decreased slightly.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.2% for the three months ended September 30, 2011, compared to 91.3% for the three months ended September 30, 2010. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.

	Three Months Ended September 30,		Increase (Decrease) per Mile	Nine Months Ended September 30,		Increase (Decrease) per Mile
	2011	2010		2011	2010
Salaries, wages and benefits	$0.582	$0.583	($0.001)	$0.589	$0.579	$0.010
Fuel	0.479	0.345	0.134	0.481	0.349	0.132
Supplies and maintenance	0.195	0.174	0.021	0.187	0.168	0.019
Taxes and licenses	0.111	0.105	0.006	0.109	0.107	0.002
Insurance and claims	0.072	0.072	0.000	0.077	0.078	(0.001)
Depreciation	0.185	0.169	0.016	0.181	0.173	0.008
Rent and purchased transportation	0.162	0.167	(0.005)	0.167	0.161	0.006
Communications and utilities	0.017	0.018	(0.001)	0.018	0.017	0.001
Other	(0.021)	(0.002)	(0.019)	(0.018)	0.001	(0.019)

Independent contractor costs are included in rent and purchased transportation expense. Independent contractors supply their own tractor and driver and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). Independent contractor miles as a percentage of total miles were 10.6% for third quarter 2011 compared to 12.1% for third quarter 2010. This decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 2.2 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.8 cents; (ii) fuel, 0.8 cents; (iii) depreciation, 0.3 cents; (iv) supplies and maintenance, 0.2 cents; and (v) taxes and licenses, 0.1 cent.

Salaries, wages and benefits in the Truckload segment decreased by 0.1 cent per mile on a total-mile basis in third quarter 2011 compared to third quarter 2010. Student driver pay was lower due to the average number of trainer-student driver teams decreasing 17% from third quarter 2010 to third quarter 2011, and workers’ compensation expense decreased due to a lower average cost per new claim. These decreases were nearly offset by the shift of costs from rent and purchased transportation expense to salaries, wages and benefits expense, attributed to the decrease in independent contractor miles as a percentage of total miles; lower miles per truck (which has the effect on increasing costs of a fixed nature when evaluated on a per-mile basis); and higher 401(k) retirement plan expense. Effective January 1, 2011, we restored the company matching contribution percentage for our 401(k) retirement plan to its former level, after reducing it by half during 2009. We expect this change to increase our 401(k) contribution expense by about $0.7 million for the full year 2011 compared to 2010. Non-driver salaries, wages and benefits in the growing non-trucking VAS segment increased 6.9%.

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

The driver market is increasingly competitive. An improving freight market, changing industry safety regulations and reduced tuition financing options for driving school candidates continue to tighten qualified and student driver supply. We continue to believe our position in the driver market is better than that of many competitors because over 70% of our driving jobs are in more attractive Regional and Dedicated fleet operations that enable us to return these drivers to their homes on a more frequent and consistent basis. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain qualified and student drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased 13.4 cents per total mile for the Truckload segment due to higher average diesel fuel prices. Average diesel fuel prices were $0.91 per gallon higher in third quarter 2011 than in third quarter 2010.

We continued to manage the impact of higher fuel costs by improving our fuel miles per gallon (“mpg”) by 4.9% in third quarter 2011 compared to third quarter 2010. We continue to employ measures to improve our fuel mpg such as (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet. We continue to invest in fuel-saving equipment solutions, which are also intended to lessen environmental impact, such as (i) new trucks with EPA 2010 compliant engines, (ii) more aerodynamic truck features, (iii) idle reduction systems, (iv) tire inflation systems and (v) trailer skirts (including the development of our own designed “Arrow Shield” trailer skirt approved by the U.S. Environmental Protection Agency (“EPA”)) to reduce our fuel gallons purchased and improve our mpg. However, fuel savings from the mpg improvement is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as a SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

For October 2011, the average diesel fuel price per gallon was $0.71 higher than the average diesel fuel price per gallon in the same period of 2010 and $0.62 higher than in fourth quarter 2010.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance for the Truckload segment increased 2.1 cents per total mile in third quarter 2011 compared to third quarter 2010. The higher maintenance costs were due primarily to higher tire expense and increases in other tractor-related expenses such as auxiliary power unit (“APU”) maintenance and the maintenance portion of preparing a larger amount of used trucks and trailers for sale. In 2010, we extended the replacement cycle for company tractors. A longer replacement cycle results in higher maintenance costs, including maintenance that is not covered under warranty, and results in more tires being purchased and expensed as replacement tires, rather than capitalized as part of the equipment cost when new trucks are placed in service. However, a longer replacement cycle delays higher depreciation from the more expensive new trucks, which offsets a portion of the increased maintenance costs. During the nine months ended September 30, 2011, we reduced the average age of our company truck fleet from 2.8 years to 2.5 years and currently expect the average age to be approximately 2.4 years at the end of 2011 based on our anticipated capital expenditures for new trucks. We believe the reduction of the average age of the company truck fleet will contribute to a decrease in some supplies and maintenance expenses in future months.

In the last year, the price of natural rubber has increased as global demand outpaces supply of this raw material, and prices are expected to remain high. Natural rubber is a major component in the production of tires, and most large tire producers have raised tire prices in 2010 and 2011. A series of price increases during

2011 contributed to higher tire expense in third quarter 2011 compared to third quarter 2010. We have contracted pricing arrangements in place with our large tire vendors, but are subject to periodic price changes. Additionally, a shortage of natural rubber could affect availability of new tires, and thus, our truck productivity, and we are unable to predict when and the extent to which future tire pricing, tire availability and truck productivity could be impacted. We purchased additional inventories of tires to lessen the effects of a raw material shortage.

Taxes and licenses for the Truckload segment increased by 0.6 cents per total mile in third quarter 2011 compared to third quarter 2010 primarily due to higher state mileage taxes and lower average miles per tractor. The increase was partially offset by a decrease in fuel taxes per mile (resulting from a 4.9% improvement in the company truck mpg). An improved mpg results in fewer gallons of diesel fuel purchased and consequently lower fuel taxes. The effect of the lower average miles per tractor on the fixed cost components (primarily equipment licensing fees) of this operating expense category results in an increase on a per-mile basis.

Insurance and claims for the Truckload segment did not change on a total-mile basis in third quarter 2011 compared to third quarter 2010. Our expense for small liability claims increased due to a higher average cost per new claim in third quarter 2011 and a lower amount of net favorable development on prior period claims, while the frequency of smaller claims improved. This increase was offset by lower expense on large liability claims attributed to improved loss development. In this large claims category, we experienced only a small dollar amount of new claims in both third quarters 2011 and 2010. The larger portion of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the smaller portion results from insurance premiums for high dollar claim coverage. We renewed our liability insurance policies on August 1, 2011 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2011 are about the same as the previous policy year on a per-mile basis.

Depreciation expense for the Truckload segment increased 1.6 cents per total mile in third quarter 2011 compared to third quarter 2010. This increase was due primarily to higher tractor depreciation resulting from the higher cost of new trucks compared to the used trucks they are replacing and the effect of lower miles per truck.

Depreciation expense was historically affected by two changes to the engine emissions standards imposed by the EPA that became effective in October 2002 and January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. In 2011, we are purchasing trucks with 2010-standard engines to replace older trucks that we sell or trade. Depreciation expense per mile is expected to increase due to higher prices for these new trucks.

As of September 30, 2011, 22% of the engines in our fleet of company-owned trucks were manufactured by Caterpillar. In June 2008, Caterpillar announced it would not produce on-highway engines for use in the United States that would comply with new 2010 EPA engine emissions standards but Caterpillar would continue to sell on-highway engines internationally. In 2008, it was estimated that approximately one million trucks in the U.S. domestic market had Caterpillar heavy-duty engines, and Caterpillar has stated it will fully support these engines going forward.

Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 84.4% in third quarter 2011 compared to 85.1% in third quarter 2010 due to the lower cost of third-party capacity.

Rent and purchased transportation for the Truckload segment decreased 0.5 cents per total mile in third quarter 2011 compared to third quarter 2010 due primarily to a shift to salaries, wages and benefits and several other expense categories from rent and purchased transportation expense because of the decrease in independent contractor truck miles as a percentage of total miles, offset partially by increased fuel prices which result in higher reimbursements to independent contractors for fuel. Our customer fuel surcharge programs do not differentiate between miles generated by company and independent contractor trucks. Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment. We have historically been able to add company tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases. We entered into non-cancelable operating leases for certain tractors during second quarter 2011 and expect the expense for these leases to be approximately $0.4 million per quarter until second quarter 2015.

Other operating expenses for the Truckload segment decreased 1.9 cents per total mile in third quarter 2011 compared to third quarter 2010. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $6.0 million in third quarter 2011 from $1.4 million in third quarter 2010 and $5.6 million in second quarter 2011. In third quarter 2011, we realized significantly higher average gains per truck sold and sold more trucks and trailers than in third quarter 2010. Average gains per trailer sold were flat. We believe our premium used trucks are becoming increasingly more attractive to fleets that want to upgrade their older trucks without incurring the higher cost of new trucks. We believe our wholly-owned subsidiary and used truck retail network, Fleet Truck Sales, is one of the larger Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading used trucks to original equipment manufacturers when purchasing new trucks. Cost increases related to professional fees offset a portion of the improved gains.

Other Expense (Income)

We recorded interest income of $0.3 million in third quarter 2011 and $0.4 million in third quarter 2010.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 41.25% for third quarter 2011 from 40.6% for third quarter 2010. Third quarter 2010 included a benefit from reducing our annual effective tax rate to 41.25% from 41.75%.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating Revenues

Operating revenues increased 10.6% for the nine months ended September 30, 2011, compared to the same period of the prior year. Trucking revenues, excluding fuel surcharges, increased 2.3% due primarily to a 3.5% increase in revenue per total mile and a 0.3% increase in the average number of tractors in service, partially offset by a 1.4% decrease in average monthly miles per tractor. Our average percentage of empty miles increased from 11.51% in the first nine months of 2010 to 11.67% during the same period in 2011. Fuel surcharge revenues increased 52.1% to $280.8 million in the 2011 year-to-date period from $184.6 million in the 2010 year-to-date period because of higher diesel fuel prices. VAS revenues increased 10.6%, from $191.1 million in the first nine months of 2010 to $211.4 million in the same 2011 period. Higher Brokerage and Intermodal revenues in the 2011 period more than offset the decrease in Freight Management and WGL revenues.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.7% for the nine months ended September 30, 2011, compared to 93.1% for the same period of 2010. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

Independent contractor miles as a percentage of total miles were 11.0% for the nine months ended September 30, 2011 compared to 12.0% for the nine months ended September 30, 2010. This decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 1.5 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.5 cents; (ii) fuel, 0.5 cents; (iii) depreciation, 0.2 cents; (iv) supplies and maintenance, 0.2 cents; and (v) taxes and licenses, 0.1 cent.

Salaries, wages and benefits in the Truckload segment increased by 1.0 cent per total mile in the 2011 year-to-date period. This increase was due primarily to higher workers’ compensation expense and the shift from rent and purchased transportation expense to salaries, wages and benefits expense that occurred because of the decrease in independent contractor miles as a percentage of total miles and higher 401(k) retirement plan expense. These increases were offset partially by lower group health insurance expense and lower student driver pay (average trainer-student driver teams decreased 11.4%).

Fuel increased 13.2 cents per total mile for the Truckload segment in the first nine months of 2011 compared to the same period in 2010 due to the higher average fuel price per gallon, offset partially by a 3.2% improvement in the company truck fleet mpg. Average diesel fuel prices were 89 cents per gallon higher in the first nine months of 2011 than in the same 2010 period.

Supplies and maintenance expense for the Truckload segment increased 1.9 cents on a total mile basis in the 2011 year-to-date period when compared to the same period in 2010. Higher equipment maintenance costs, including tire expense, were due to higher tire prices and increases in other maintenance costs such as APU maintenance and the maintenance portion of preparing a larger amount of used equipment for sale.

Taxes and licenses for the Truckload segment increased 0.2 cents on a total-mile basis. This increase is because of higher state mileage taxes and the effect of lower average miles per tractor on the fixed cost components of this operating expense category, offset partially by fuel tax savings resulting from higher mpg in the first nine months of 2011 compared to the same period of 2010.

Insurance and claims decreased 0.1 cents on a total-mile basis for the Truckload segment due to lower expense on large liability claims due to improved loss development and reimbursement from insurance carriers of expenses on large liability claims settled in prior periods. These decreases were nearly offset by higher expense related to small liability claims, both from a higher average cost per new claim and from net unfavorable loss development in the first nine months of 2011 compared to net favorable loss development in the first nine months of 2010.

Depreciation for the Truckload segment increased 0.8 cents per total mile in the 2011 year-to-date period compared to the same period in 2010. This increase was due primarily to higher tractor depreciation resulting from the higher cost of new trucks compared to the trucks they are replacing and the effect of fewer miles per truck.

Rent and purchased transportation for the Truckload segment increased 0.6 cents per total mile in the first nine months of 2011 compared to the same period in 2010 primarily because of an increase in the fuel reimbursement paid to independent contractors (because of higher average diesel fuel prices), offset partially by the shift to salaries, wages and benefits expense and several other expense categories from rent and purchased transportation expense because of the decrease in independent contractor miles as a percentage of total miles. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 84.4% in the 2011 year-to-date period from 85.3% in the 2010 year-to-date period due to the lower cost of third-party capacity.

Other operating expenses for the Truckload segment decreased 1.9 cents per total mile in the first nine months of 2011 compared to the same period in 2010. Gains on sales of assets increased to $16.4 million in the nine months ended September 30, 2011 from $3.1 million in the nine months ended September 30, 2010. In the 2011 year-to-date period, we realized higher average gains per truck and trailer sold compared to the 2010 year-to-date period and sold more trucks and trailers in the first nine months of 2011 than in the same period of 2010. Our premium used trucks are becoming increasingly attractive to fleets that want to upgrade their older trucks without incurring the higher cost of new trucks. Cost increases related to bad debt expense and professional fees offset a portion of the improved gains.

Other Expense (Income)

We recorded interest income of $1.0 million during the nine months ended September 30, 2011 and $1.1 million during the nine months ended September 30, 2010.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 41.25% for the nine months ended September 30, 2011 and 2010.

Liquidity and Capital Resources:

During the nine months ended September 30, 2011, net cash provided by operating activities increased to $200.3 million, a 29% increase ($45.1 million) in cash flows compared to the same nine-month period one year ago. The increase in net cash from operations resulted primarily from (i) $17.5 million higher net income and (ii) a $27.2 million decrease in income tax payments. Income tax payments were lower in 2011 because of federal bonus depreciation provisions that apply to our increased tractor and trailer purchases in 2011. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by net short-term borrowings under our existing credit facilities.

Net cash used in investing activities for the nine-month period ended September 30, 2011 increased by $69.6 million, from $79.8 million for the nine-month period ended September 30, 2010 to $149.4 million for the nine-month period ended September 30, 2011. Net property additions (primarily revenue equipment) were $153.6 million for the nine-month period ended September 30, 2011, compared to $83.1 million during the same period of 2010. This increase occurred because we purchased more new trucks in the 2011 period than in the 2010 period.

As of September 30, 2011, we are committed to property and equipment purchases, net of trades, of approximately $100.4 million. We currently expect our net capital expenditures (primarily revenue equipment) to be in the range of $210.0 million to $240.0 million in 2011, compared to net capital expenditures of $119.0 million in 2010. We intend to fund these net capital expenditures through existing cash balances, cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities used $7.7 million during the nine months ended September 30, 2011 and provided $0.3 million during the same period in 2010. Fewer stock option exercises in 2011 resulted in the decrease in financing cash flows. During the nine-month period ended September 30, 2011, we borrowed and repaid $20.0 million of short-term debt; and during the same period in 2010, we borrowed and repaid short-term debt totaling $10.0 million. We paid dividends of $10.9 million in the nine months ended September 30, 2011 and $10.8 million in the September 30, 2010 nine-month period, and we did not purchase any common stock during either period. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends upon stock market conditions and other factors. As of September 30, 2011, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

Management believes our financial position at September 30, 2011 is strong. As of September 30, 2011, we had $56.9 million of cash and cash equivalents and $735.3 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. We do not hold any investments in auction-rate securities. As of September 30, 2011, we had $225.0 million of available credit pursuant to two credit facilities, of which we had no outstanding borrowings. The $225.0 million of credit available under these facilities is reduced by the $38.9 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Off-Balance Sheet Arrangements:

We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at September 30, 2011 was approximately $5.9 million.

Contractual Obligations and Commercial Commitments:

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2011.

Payments Due by Period

(in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$7.8	$0.4	$—	$—	$—	$7.4
Property and equipment purchase commitments	100.4	100.4	—	—	—	—
Operating leases	5.9	1.6	3.3	1.0	—	—

Total contractual cash obligations	$114.1	$102.4	$3.3	$1.0	$—	$7.4

Other Commercial Commitments
Unused lines of credit	$186.1	$50.0	$136.1	$—	$—	$—
Stand-by letters of credit	38.9	38.9	—	—	—	—

Total commercial commitments	$225.0	$88.9	$136.1	$—	$—	$—

Total obligations	$339.1	$191.3	$139.4	$1.0	$—	$7.4

We have committed credit facilities with two banks totaling $225.0 million that mature in May 2012 ($50.0 million) and November 2013 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of September 30, 2011, we had no borrowings outstanding under these credit facilities with banks. The credit available under these facilities is reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, net of trades, primarily for revenue equipment. Operating leases represent the future minimum lease payments for revenue equipment. As of September 30, 2011, we have recorded a $7.8 million liability for unrecognized tax benefits. We expect $0.4 million to be settled within the next twelve months and are unable to reasonably determine when the $7.4 million categorized as “period unknown” will be settled.

Regulations:

Item 1 of Part I our 2010 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2010 Form 10-K and updated in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011.

Our 2010 Form 10-K describes a proposed rule issued in December 2010 by the Federal Motor Carrier Safety Administration (“FMCSA”) to modify the current driver hours of service regulations. In May 2011, the

FMCSA announced that it would delay releasing a final rule from July 2011 to no later than October 28, 2011. On October 28, 2011, the FMCSA announced that the deadline had again been extended, with a status report due on November 28, 2011. Such rule could include a reduction in the number of hours that truck drivers may drive each day. If this occurs and the rule is adopted and implemented as proposed, more drivers and trucks would likely be needed to transport the existing amount of truck freight in the market. It could also adversely affect our truck productivity and operating costs. We will continue to monitor any developments.

On August 26, 2011, the U.S. Court of Appeals for the Seventh Circuit ruled in favor of an appeal of the FMCSA’s 2010 final rule regarding the use of Electronic On-Board Recorders (“EOBRs”) for HOS regulatory compliance by carriers with significant HOS violations and remanded the rule back to the FMCSA for further consideration. The court’s ruling will likely not only delay the June 4, 2012 compliance date of the final rule for carriers with significant HOS violations, but it may also delay the pending issuance of a rule requiring EOBR use by nearly all carriers which was expected to be issued before June 4, 2012. Our paperless log system satisfies the current automatic on-board recording device regulations, and we are therefore permitted under the 2010 rule to continue using our system on our commercial motor vehicles manufactured prior to June 4, 2012. However, we are currently purchasing units that will comply with the new regulations and intend to install these units in the entire fleet by June 2012. While we do not believe the rules, as proposed, would have a significant effect on our operations and profitability, we will continue to monitor future developments.

The FMCSA continues its implementation of the new Compliance, Safety, Accountability (“CSA”) safety initiative, which monitors the safety performance of both individual drivers and carriers. In December 2010, the FMCSA made public on its website the Safety Measurement System (“SMS”), which includes specific safety rating measurement and percentile ranking scores for over 500,000 trucking companies. Through the SMS, the public can access carrier scores and data (including a carrier’s roadside safety inspection, out-of-service and moving violation histories) for five Behavior Analysis and Safety Improvement Categories (“BASICs”). Our current CSA scores for each of the five publicly available BASICs meet the FMCSA’s acceptable performance threshold. In fourth quarter 2011, the FMCSA is projected to release proposed rules that will replace the current safety rating process with a new Safety Fitness Determination (“SFD”) that will use the SMS to determine safety ratings. As carriers, shippers, brokers, vendors and others review, evaluate and make operational and business decisions using CSA data, we anticipate that drivers and trucking companies will leave the market, although it is difficult to predict the duration and extent to which this may occur and the extent to which this could affect our business. This may limit our ability to attract and retain qualified drivers. We will continue to monitor any CSA developments and continue our CSA compliance efforts.

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

New Accounting Pronouncements Adopted

We did not adopt any new accounting pronouncements during third quarter 2011.

Accounting Standards Updates Not Yet Effective

In May 2011, an update was made to “Fair Value Measurement.” This update represents the converged guidance of the FASB and the International Accounting Standards Board (“Boards”) on fair value measurement. The amendments in this update result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. As of September 30, 2011, management believes that adopting this update will have no effect on our consolidated financial position, results of operations and cash flows.

In June 2011, an update was made to “Comprehensive Income.” The amendments in this update address the presentation of comprehensive income in an entity’s financial statements and allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the presentation method we currently use. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. As of September 30, 2011, management believes that adopting this update will have no effect on our consolidated financial position, results of operations and cash flows.

In September 2011, an update was made to “Intangibles – Goodwill and Other.” The amendments in this update address the testing of goodwill for impairment and state that an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. As of September 30, 2011, management believes that adopting this update will have no effect on our consolidated financial position, results of operations and cash flows.

Other Accounting Standards Updates not effective until after September 30, 2011 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of September 30, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange income or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $2.0 million for third quarter 2011 and gains were $1.1 million for third quarter 2010 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk

We had no debt outstanding at September 30, 2011. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of September 30, 2011, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in enabling us to record, process, summarize and report information required to be included in our periodic filings with the SEC within the required time period and that such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (“Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of September 30, 2011, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the third quarter of 2011 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6.	Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.1	Named Executive Officer Compensation	Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010; Item 5.02 of the Company’s Current Report on Form 8-K dated May 10, 2011; and Item 5.02 of the Company’s Current Report on Form 8-K dated July 29, 2011

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

Exhibit No.	Exhibit	Incorporated by Reference to:
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

*	Pursuant to applicable federal securities rules and regulations, the Company has complied with the reporting obligation relating to the submission of interactive data files in such exhibits. Therefore, the Company is not subject to liability under any anti-fraud provisions of the federal securities laws if the Company (i) makes a good faith attempt to comply with the interactive data file submission and posting requirements and (ii) upon becoming aware that any such data file fails to comply with such requirements, promptly amends any noncompliant data file. The Company is also not subject to the liability and anti-fraud provisions of the federal securities laws if an error or omission in an electronic filing results solely from electronic transmission errors beyond the filer’s control and, upon becoming aware of such error or omission, the filer corrects the error or omission by filing an electronic amendment as soon as reasonably practicable. Users of this data are advised that the interactive data files are furnished and not filed, are not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under such mentioned sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date:	November 7, 2011	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and
Chief Financial Officer

Date:	November 7, 2011	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting
Officer and Corporate Secretary