Form 10-K
period 2011-12-31
WERNER ENTERPRISES INC
filed 2012-02-27
CIK 793074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES   ☐     NO   ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.123 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported by Nasdaq).

As of February 15, 2012, 72,856,851 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 8, 2012, are incorporated in Part III of this report.

This Annual Report on Form 10-K for the year ended December 31, 2011 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

We are a transportation and logistics company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Value Added Services (“VAS”) division. We believe we are one of the five largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19 and is our Chairman Emeritus. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2011, we had a fleet of 7,200 trucks, of which 6,600 were company-operated and 600 were owned and operated by independent contractors.

We have two reportable segments – Truckload Transportation Services (“Truckload”) and VAS. You can find financial information regarding these segments and the geographic areas in which we conduct business in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Our Truckload segment is comprised of the One-Way Truckload and Specialized Services units. One-Way Truckload includes the following operating fleets: (i) the regional short-haul (“Regional”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities within geographic regions across the United States using dry van trailers; (ii) the medium-to-long-haul van (“Van”) fleet provides comparable truckload van service over irregular routes; (iii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams. Specialized Services provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, including services for products requiring specialized trailers such as flatbed or temperature-controlled trailers. Our Truckload fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by the U.S. Department of Transportation (“DOT”) and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service into and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, grocery products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.

Our VAS segment is a non-asset-based transportation and logistics provider. VAS is comprised of the following four operating units that provide non-trucking services to our customers: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (“Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iv) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes. Our Brokerage unit had transportation services contracts with approximately 8,000 carriers as of December 31, 2011.

Marketing and Operations

Our business philosophy is to provide superior on-time customer service at a significant value for our customers. To accomplish this, we operate premium modern tractors and trailers. This equipment has fewer mechanical and maintenance issues and helps attract and retain experienced drivers. We continually develop our business processes and technology to improve customer service and driver retention. We focus on customers who value the broad geographic coverage, diversified truck and logistics services, equipment capacity, technology, customized services and flexibility available from a large financially-stable transportation and logistics provider.

We operate in the truckload and logistics sectors of the transportation industry. Our Truckload segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van, flatbed and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (expedited) or (iv) conversion of their private fleet to us (dedicated). In 2011, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 84% of total operating revenues, and non-trucking and other operating revenues (primarily VAS revenues) accounted for 16% of total operating revenues. Our VAS segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. VAS services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport and (iv) international. The VAS international services are provided through our domestic and global subsidiary companies and include (i) ocean, air and ground transportation services, (ii) door-to-door freight forwarding and (iii) customs brokerage. Most VAS international services are provided throughout North America, Asia and Australia, with additional coverage throughout Europe, South America and Africa. VAS is a non-asset-based transportation and logistics provider that is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of Truckload and VAS, for the last three years under Item 7 of Part II of this Form 10-K.

We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our freight. During 2011, our largest 5, 10, 25 and 50 customers comprised 26%, 40%, 60% and 74% of our revenues, respectively. No single customer generated more than 10% of our revenues in 2011. The industry groups of our top 50 customers are 51% retail and consumer products, 24% grocery products, 16% manufacturing/industrial and 9% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. Most of our Specialized Services customer contracts are one to three years in length and may be terminated upon 90 days’ notice following the expiration of the contract’s first year.

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

Seasonality

In the trucking industry, revenues generally follow a seasonal pattern. Peak freight demand has historically occurred in the months of September, October and November. After the December holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. Our operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter weather conditions. We attempt to minimize the impact of seasonality through our marketing program by seeking additional freight from certain customers during traditionally slower shipping periods and focusing on transporting consumer nondurable products. Revenue can also be affected by bad weather, holidays and the number of business days that occur during a given period because revenue is directly related to the available working days of shippers.

Employee Associates and Independent Contractors

As of December 31, 2011, we employed 8,823 drivers; 656 mechanics and maintenance associates for the trucking operation; 1,171 office associates for the trucking operation; and 733 associates for VAS, international and other non-trucking operations. We also had 600 service contracts with independent contractors who provide both a tractor and a driver or drivers. None of our U.S., Canadian, Chinese or Australian associates are represented by a collective bargaining unit, and we consider relations with our associates to be good.

We recognize that our professional driver workforce is one of our most valuable assets. Most of our professional drivers are compensated on a per-mile basis. For most company-employed drivers, the rate per mile generally increases with the drivers’ length of service. Professional drivers may earn additional compensation through a safety bonus, annual achievement bonus and for performing additional work associated with their job (such as loading and unloading freight and making extra stops and shorter mileage trips).

At times, there are driver shortages in the trucking industry. Availability of experienced drivers can be affected by (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in the economy; and (iii) individual drivers’ desire to be home more frequently. The driver market was increasingly more competitive in 2011 compared to 2010, and experienced driver supply continues to tighten. While historically higher national unemployment rates have aided our driver recruiting and retention efforts, we believe that an improved freight market, extended unemployment benefit payment programs, a reduction in available truck driving school graduates and changing industry safety regulations are tightening driver supply. We believe our strong mileage utilization, financial strength and safety record are attractive to drivers when compared to other carriers. Additionally, we believe our large percentage of driving jobs in shorter-haul operations (such as Dedicated and Regional) that allow drivers to return home more often is attractive to drivers.

We utilize recent driving school graduates as a significant source of new drivers. These drivers have completed a training program at a truck driving school, hold a commercial driver’s license (“CDL”) and are further trained by Werner-certified trainer drivers for approximately 275 driving hours prior to that driver becoming a solo driver with their own truck. The recruiting environment for recent driving school graduates became more challenging in 2011 compared to 2010. The same factors described above that have affected our experienced driver recruiting efforts have also resulted in an inadequate supply of driving school graduates. The availability of these drivers has also been negatively impacted by the decreased availability of student loan financing for driving schools and may be further impacted by a potential decrease in the number of driving schools and proposed federal rule changes regarding minimum requirements for entry-level driver training.

As economic conditions improve, competition for experienced drivers and recent driving school graduates has increased and we expect will become more challenging in 2012. We cannot predict whether we will experience future shortages in the availability of experienced drivers or driving school graduates. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain experienced drivers or driving school graduates, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

We also recognize that independent contractors complement our company-employed drivers. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses. Because independent contractors provide their own tractors, less financial capital is required from us. Also, independent contractors provide us with another source of drivers to support our fleet. We intend to maintain our emphasis on independent contractor recruiting, in addition to company driver recruitment. We, along with others in the trucking industry, however, continue to experience independent contractor recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of independent contractors and tightened equipment financing standards, have made it difficult to recruit and retain independent contractors. If a shortage of independent contractors occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain a sufficient number of drivers. This could negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.

Revenue Equipment

As of December 31, 2011, we operated 6,600 company tractors and had contracts for 600 tractors owned by independent contractors. The company tractors were manufactured by Freightliner (a Daimler company), Peterbilt and Kenworth (both divisions of PACCAR), International (a Navistar company) and Volvo. We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency. Over half of our company trucks are limited to a maximum speed of 62 miles per hour, and the rest are set to not exceed 65 miles per hour.

The average age of our company truck fleet was 2.4 years at December 31, 2011. In 2010, because of the ongoing cost increases for new trucks and the weak used truck market, we extended the replacement cycle for company-owned tractors. In third quarter 2010, we began buying new trucks with engines that comply with the U.S. Environmental Protection Agency (“EPA”) engine emissions standards that became effective in January 2010 to replace older trucks we sell or trade. As of December 31, 2011, approximately 30% of our company tractors have engines that comply with the 2010 emissions standards. We currently expect to further reduce our company truck fleet age to approximately 2.1 years by December 31, 2012.

We operated 23,045 trailers at December 31, 2011. This total is comprised of 21,918 dry vans; 224 flatbeds; 897 temperature-controlled trailers; and 6 specialized trailers. Most of our trailers were manufactured by Wabash National Corporation. As of December 31, 2011, of our dry van trailer fleet, 99% consisted of 53-foot trailers, and 100% was comprised of aluminum plate or composite (DuraPlate®) trailers. We also provide other trailer lengths, such as 48-foot and 57-foot trailers, to meet the specialized needs of certain customers.

Our wholly-owned subsidiary, Fleet Truck Sales, sells our used trucks and trailers, and we believe it is one of the larger domestic Class 8 truck and equipment retail entities in the United States. Fleet Truck Sales has been in business since 1992 and operates in six locations. We may also trade used trucks to original equipment manufacturers when purchasing new trucks.

Fuel

In 2011, we purchased approximately 97% of our fuel from a predetermined network of fuel stops throughout the United States. Of this 97%, approximately 93% of our fuel was purchased from three large fuel stop vendors. We negotiate discounted pricing based on historical purchase volumes with these fuel stop vendors. Bulk fueling facilities are maintained at seven of our terminals and three dedicated customer locations.

Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase. We do not generally recoup higher fuel costs for miles not billable to customers, out-of-route miles and truck engine idling. During 2011, our fuel expense and fuel reimbursements to independent contractors increased by $109.5 million because of increased fuel prices throughout the year, partially offset by fuel savings resulting from our initiatives to improve fuel efficiency. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

We maintain aboveground and underground fuel storage tanks at many of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Regulation

We are a motor carrier regulated by the DOT in the United States and similar governmental transportation agencies in foreign countries in which we operate. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, drivers’ hours of service and certain mergers, consolidations and acquisitions. We currently have, and have always maintained, a satisfactory DOT safety rating, which is the highest available rating, and we continually take efforts to maintain our satisfactory rating. A conditional or unsatisfactory DOT safety rating could adversely affect us because some of our customer contracts require a satisfactory rating. Equipment weight and dimensions are also subject to federal, state and international regulations with which we strive to comply.

The FMCSA continues its implementation of the new Compliance, Safety, Accountability (“CSA”) safety initiative, which monitors the safety performance of both individual drivers and carriers. In December 2010, the FMCSA made public on its website the Safety Measurement System (“SMS”), which includes specific safety rating measurement and percentile ranking scores for over 500,000 trucking companies. Through the SMS, the public can access carrier scores and data (including a carrier’s roadside safety inspection, out-of-service and moving violation histories) for five Behavior Analysis and Safety Improvement Categories (“BASICs”). Our current CSA scores for each of the five publicly available BASICs meet the FMCSA’s acceptable performance threshold. In April 2012, the FMCSA is projected to release proposed rules that will replace the current safety rating process with a new Safety Fitness Determination (“SFD”) that will use the SMS to determine safety ratings. As carriers, shippers, brokers, vendors and others review, evaluate and make operational and business decisions using CSA data, we anticipate that drivers and trucking companies will leave the market, although it is difficult to predict the duration and extent to which this may occur and the extent to which this could affect our business. This may limit our ability to attract and retain experienced drivers. We will continue to monitor any CSA developments and continue our CSA compliance efforts.

All truckload carriers are subject to the hours of service (“HOS”) regulations (the “HOS Regulations”) issued by the FMCSA. In December 2011, the FMCSA adopted and issued a final rule that amended the HOS Regulations as follows: (i) drivers can only use the 34-hour restart once every seven calendar days and the 34-hour period must include two periods between 1:00 a.m. and 5:00 a.m.; (ii) drivers may drive only if eight hours or less have passed since the end of the driver’s last off-duty period of at least 30 minutes; (iii) on-duty time does not include any time resting in a parked commercial motor vehicle (“CMV”) and in a moving property-carrying CMV, it does not include up to two hours in the passenger seat immediately before or after the eight consecutive hours in the sleeper-berth; and (iv) driving (or allowing a driver to drive) three or more hours beyond the driving-time limit may be considered an egregious violation and may be subject to the maximum civil penalties. The final rule for the limitations on the minimum 34-hour restarts and the rest breaks is effective on July 1, 2013, and the final rule for the on-duty time and penalties is effective on February 27, 2012. When implemented, more drivers and more trucks may be needed to transport the existing amount of truck freight in the market, and the resulting negative effect would likely be cost increases to carriers, shippers and consumers. We are currently evaluating the new provisions and the expected impact on our truck productivity and operating costs.

In first quarter 2010, the FMCSA approved a new final rule regarding the trucking industry’s use of Electronic On-Board Recorders (“EOBRs”) for HOS regulatory compliance. Such rule (the “April 2010 EOBR Rule”) was published in the Federal Register on April 5, 2010, and the compliance date is June 4, 2012. The April 2010 EOBR Rule includes (i) performance requirements for EOBRs used to monitor drivers’ HOS recording devices, (ii) incentives for voluntary EOBR use by motor carriers and (iii) remedial directives requiring EOBR installation, maintenance and use by motor carriers with serious HOS noncompliance. The April 2010 EOBR Rule applied to carriers who, during an FMCSA compliance review, were found to have a demonstrated record of poor HOS compliance and threshold HOS regulatory violations or who choose to voluntarily use compliant EOBRs. Such noncompliant carriers would be ordered to install and use EOBRs for HOS recording within sixty (60) days of receiving notice from the FMCSA. On January 31, 2011, the FMCSA issued proposed rules regarding the required installation and use of EOBRs by nearly all carriers to enhance the monitoring and enforcement of the driver HOS rules. On August 26, 2011, the U.S. Court of Appeals for the Seventh Circuit ruled in favor of an appeal of the April 2010 EOBR Rule regarding the use of EOBRs by carriers with significant HOS violations and remanded the rule back to the FMCSA for further consideration. The FMCSA has announced that it does not intend to pursue the April 2010 EOBR Rule further. However, they are continuing with the analysis of mandatory EOBRs for nearly all carriers. The FMCSA has stated that such rule would be postponed until late 2012 or early 2013. Our paperless log system satisfies the current automatic on-board recording device regulations, and we are therefore permitted to continue using our system. While we do not believe the rules, as proposed, would have a significant effect on our operations and profitability, we will continue to monitor future developments.

In May 2011, the FMCSA published a final rule that (i) sets new standards that must be met before states issue commercial learner’s permits (“CLP”), (ii) revises the knowledge and skills testing standards that must be met to obtain both a CLP and a CDL, and (iii) improves anti-fraud measures with the CDL program. States must be in compliance with the new requirements by three years from the effective date of the final rule. The FMCSA has not yet issued a final rule regarding minimum requirements for entry level driver training programs, but has projected that it will issue a final rule in July 2012. Under the 2007 proposed rule, entry-level drivers applying for a Class A CDL would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. Current regulations do not require a minimum number of training hours and require only classroom education. Either of these rules could materially impact the number of potential new drivers entering the industry, and we currently cannot predict how the adoption of such rules would affect our driver recruitment and the overall driver market.

We have unlimited authority to carry general commodities in interstate commerce throughout the 48 contiguous U.S. states. We also have authority to carry freight on an intrastate basis in 46 states. The Federal Aviation Administration Authorization Act of 1994 (the “FAAA Act”) amended sections of the Interstate Commerce Act to prevent states from regulating motor carrier rates, routes or service after January 1, 1995. The FAAA Act did not address state oversight of motor carrier safety and financial responsibility or state taxation of transportation. If a carrier wishes to operate in intrastate commerce in a state where the carrier did not previously have intrastate authority, the carrier must, in most cases, still apply for authority in such state.

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

The EPA mandated a series of stringent engine emissions standards for all newly manufactured truck engines, which became effective in October 2002, January 2007 and January 2010, resulting in increases in the costs of new trucks. The 2010 regulations required a significant decrease in particulate matter (soot and ash) and nitrogen oxide emitted from on-road diesel engines. Engine manufacturers responded to the 2010 standards by modifying engines to produce cleaner combustion with selective catalytic reduction (“SCR”) or exhaust gas recirculation (“EGR”) technologies to remove pollutants from exhaust gases exiting the combustion chamber. The SCR technology also requires the ongoing periodic use of a urea-based diesel exhaust fluid. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards but are more fuel efficient. In 2011, we continued to purchase new trucks with the 2010-standard engines to replace older trucks we sell or trade.

California also enacted restrictions on transport refrigeration unit (“TRU”) emissions that require companies to operate compliant TRUs in California. The California regulations apply not only to California intrastate carriers, but also to carriers outside of California who wish to enter the state with TRUs. In January 2009, the EPA enabled California to phase in its Low-Emission TRU In-Use Performance Standards over several years. Enforcement of California’s in-use performance standards for TRU engines began in January 2010 for 2002 and older TRUs and will be phased in annually for later model years. We have complied with all compliance deadlines through December 31, 2011 that applied to model year 2004 and older TRU engines. California also required the registration of all California-based TRUs by July 31, 2009. For compliance purposes, we completed the California TRU registration process and continue to structure our plan to operate compliant TRUs over the next several years as the regulations gradually become effective.

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

Various provisions of the North American Free Trade Agreement (“NAFTA”) may alter the competitive environment for shipping into and out of Mexico. We believe we are sufficiently prepared to respond to the potential changes in cross-border trucking that may result from the July 2011 agreement between the United States and Mexico permitting carriers from either country to travel beyond the border zone. We conduct a substantial amount of business in international freight shipments to and from the United States and Mexico (see Note 9 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K) and continue preparing for various scenarios that may result. We believe we are one of the five largest truckload carriers in terms of freight volume shipped to and from the United States and Mexico.

Competition

The freight transportation industry is highly competitive and includes thousands of trucking and non-asset-based logistics companies. We have a small share of the markets we target. Our Truckload segment competes primarily with other truckload carriers. Logistics companies, intermodal companies, railroads, less-than-truckload carriers and private carriers provide competition for both our Truckload and VAS segments. Our VAS segment also competes for the services of third-party capacity providers.

Competition for the freight we transport is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. We believe that few other truckload carriers have greater financial resources, own more equipment or carry a larger volume of freight than us. We believe we are one of the five largest carriers in the truckload transportation industry based on total operating revenues.

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

To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Difficulty in recruiting and retaining experienced drivers, recent driving school graduates and independent contractors could impact our results of operations and limit growth opportunities.

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

Independent contractor availability may also be affected by both inflationary cost increases that are the responsibility of independent contractors and the availability of equipment financing. If a shortage of independent contractors occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain a sufficient number of drivers. This could negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.

We operate in a highly competitive industry, which may limit growth opportunities and reduce profitability.

The freight transportation industry is highly competitive and includes thousands of trucking and non-asset-based logistics companies. We compete primarily with other truckload carriers in our Truckload segment. Logistics companies, intermodal companies, railroads, less-than-truckload carriers and private carriers also provide a lesser degree of competition in our Truckload segment, but such carriers are more direct competitors in our VAS segment. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. This competition could have an adverse effect on either the number of shipments we transport or the freight rates we receive, which could limit our growth opportunities and reduce our profitability.

We operate in a highly regulated industry. Changes in existing regulations or violations of existing or future regulations could adversely affect our operations and profitability.

We are regulated by the DOT in the United States and similar governmental transportation agencies in foreign countries in which we operate. We are also regulated by agencies in certain U.S. states. These regulatory agencies have the authority to govern transportation-related activities, such as safety, authorization to conduct motor carrier operations and other matters. The Regulation subsection in Item 1 of Part I of this Form 10-K describes several proposed and pending regulations that may have a significant effect on our operations including our productivity, driver recruitment and retention and capital expenditures. The subsidiaries of WGL hold a variety of licenses required to carry out its international services, and the loss of any of these licenses could adversely impact the operations of WGL.

The seasonal pattern generally experienced in the trucking industry may affect our periodic results during traditionally slower shipping periods and winter months.

In the trucking industry, revenues generally follow a seasonal pattern which may affect our results of operations. After the December holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. Our operating expenses have historically been higher in the winter months because of cold temperatures and other adverse winter weather conditions which result in decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs. Revenue can also be affected by bad weather, holidays and the number of business days during a given period because revenue is directly related to the available working days of shippers.

We depend on key customers, the loss or financial failure of which may have a material adverse effect on our operations and profitability.

A significant portion of our revenue is generated from key customers. During 2011, our largest 5, 10 and 25 customers accounted for 26%, 40% and 60% of revenues, respectively. No single customer generated more than 10% of our revenues in 2011, and our largest customer accounted for 7% of our revenues in 2011. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Our contractual relationships with our Specialized Services customers are typically one to three years in length and may be terminated upon 90 days’ notice following the expiration of the contract’s first year. We cannot provide any assurance that key customer relationships will continue at the same levels. If a significant customer reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis, review individual past-due balances and collection concerns and maintain credit insurance for some customer accounts. However, a key customer’s financial failure may negatively affect our results of operations.

We depend on the services of third-party capacity providers, the availability of which could affect our profitability and limit growth in our VAS segment.

Our VAS segment is highly dependent on the services of third-party capacity providers, such as other truckload carriers, less-than-truckload carriers, railroads, ocean carriers and airlines. Many of those providers face the same economic challenges as we do and therefore are actively and competitively soliciting business. These economic conditions may have an adverse effect on the availability and cost of third-party capacity. If we are unable to secure the services of these third-party capacity providers at reasonable rates, our results of operations could be adversely affected.

If we cannot effectively manage the challenges associated with doing business internationally, our revenues and profitability may suffer.

Our results are affected by the success of our operations in Mexico and other foreign countries in which we operate. We are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA for Mexico and Canada. The recent agreement permitting cross border movements for both United States and Mexican based carriers into the United States and Mexico presents additional risks in the form of increased competition and the potential for increased congestion on our cross border lanes.

Our earnings could be reduced by increases in the number of insurance claims, cost per claim, costs of insurance premiums or availability of insurance coverage.

We are self-insured for a significant portion of liability resulting from bodily injury, property damage, cargo and associate workers’ compensation and health benefit claims. This is supplemented by premium-based insurance with licensed insurance companies above our self-insurance level for each type of coverage. To the extent we experience a significant increase in the number of claims, cost per claim or insurance premium costs for coverage in excess of our retention amounts, our operating results would be negatively affected. Healthcare legislation and inflationary cost increases could also have a negative effect on our results.

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

In addition to direct regulation by the DOT, EPA and other agencies, we are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, discharge and retention of storm-water, and emissions from our vehicles. We operate in industrial areas, where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. We also maintain bulk fuel storage at several of our facilities. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. Tractors and trailers used in our daily operations have been affected by regulatory changes related to air emissions and fuel efficiency, and may be adversely affected in the future by new regulatory actions.

We rely on the services of key personnel, the loss of which could impact our future success.

We are highly dependent on the services of key personnel, including Clarence L. Werner, Gary L. Werner, Gregory L. Werner and our executive officers. Although we believe we have an experienced and highly qualified management team, the loss of the services of these key personnel could have a significant adverse impact on us and our future profitability.

Difficulty in obtaining goods and services from our vendors and suppliers could adversely affect our business.

We are dependent on our vendors and suppliers. We believe we have good vendor relationships and that we are generally able to obtain favorable pricing and other terms from vendors and suppliers. If we fail to maintain satisfactory relationships with our vendors and suppliers, or if our vendors and suppliers experience significant financial problems, we could experience difficulty in obtaining needed goods and services because of production interruptions or other reasons. Consequently, our business could be adversely affected.

We use our information systems extensively for day-to-day operations, and service disruptions could have an adverse impact on our operations.

The efficient operation of our business is highly dependent on our information systems. Much of our software was developed internally or by adapting purchased software applications to suit our needs. Our information systems are used for receiving and planning loads, dispatching drivers and other capacity providers, billing customers and providing financial reports. If any of our critical information systems fail or become unavailable, we would have to perform certain functions manually, which could temporarily affect our ability to manage our operations efficiently. We maintain information security policies to protect our systems and data from cyber security events and threats. We purchased redundant computer hardware systems and have our own off-site disaster recovery facility approximately ten miles from our headquarters for use in the event of a disaster. We took these steps to reduce the risk of disruption to our business operation if a disaster occurred. We believe any such disruption would be minimal or moderate; however, we cannot predict the degree to which any disaster would affect our information systems or disaster recovery facility. Any system failure, disruption, or security breach could interrupt or delay our operations, damage our reputation, cause us to lose customers, or impact our ability to manage our operations, any of which could have an adverse effect on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments from SEC staff regarding our periodic or current reports that were issued 180 days or more preceding the end of our 2011 fiscal year and that remain unresolved.

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

We also have several terminals throughout the United States, consisting of office and/or maintenance facilities. Our terminal locations are described below:

Location	Owned or Leased	Description	Segment
Omaha, Nebraska	Owned	Corporate headquarters, maintenance	Truckload, VAS, Corporate
Omaha, Nebraska	Owned	Disaster recovery, warehouse	Corporate
Phoenix, Arizona	Owned	Office, maintenance	Truckload
Fontana, California	Owned	Office, maintenance	Truckload
Denver, Colorado	Owned	Office, maintenance	Truckload
Atlanta, Georgia	Owned	Office, maintenance	Truckload, VAS
Indianapolis, Indiana	Leased	Office, maintenance	Truckload
Springfield, Ohio	Owned	Office, maintenance	Truckload
Allentown, Pennsylvania	Leased	Office, maintenance	Truckload
Dallas, Texas	Owned	Office, maintenance	Truckload, VAS
Laredo, Texas	Owned	Office, maintenance, transloading	Truckload, VAS
Lakeland, Florida	Leased	Office	Truckload
El Paso, Texas	Owned	Office, maintenance	Truckload
Brownstown, Michigan	Owned	Maintenance	Truckload
Ardmore, Oklahoma	Leased	Maintenance	Truckload, VAS
Indianola, Mississippi	Leased	Maintenance	Truckload, VAS
Scottsville, Kentucky	Leased	Maintenance	Truckload, VAS
Fulton, Missouri	Leased	Maintenance	Truckload, VAS
Tomah, Wisconsin	Leased	Maintenance	Truckload
Newbern, Tennessee	Leased	Maintenance	Truckload
Chicago, Illinois	Leased	Maintenance	Truckload
Alachua, Florida	Leased	Maintenance	Truckload, VAS
South Boston, Virginia	Leased	Maintenance	Truckload, VAS
Garrett, Indiana	Leased	Maintenance	Truckload

We currently lease (i) approximately 70 small sales offices, Brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico, Canada, China and Australia. We own (i) a 96-room motel located near our Omaha headquarters; (ii) a 71-room private driver lodging facility at our Dallas terminal; (iii) four low-income housing apartment complexes in the Omaha area; (iv) a warehouse facility in Omaha; and (v) a terminal facility in Queretaro, Mexico, which we lease to a related party (see Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We also have 50% ownership in a 125,000 square-foot warehouse located near our headquarters in Omaha. The Fleet Truck Sales network currently has six locations, which are located in our terminals listed above.

ITEM 3.	LEGAL PROCEEDINGS

We are a party subject to routine litigation incidental to our business, primarily involving claims for bodily injury, property damage, cargo and workers’ compensation incurred in the transportation of freight. We have maintained a self-insurance program with a qualified department of risk management professionals since 1988. These associates manage our bodily injury, property damage, cargo and workers’ compensation claims. An actuary reviews our self-insurance reserves for bodily injury, property damage and workers’ compensation claims every six months.

We were responsible for liability claims up to $500,000, plus administrative expenses, for each occurrence involving bodily injury or property damage since August 1, 1992. Beginning August 1, 2004, we increased our self-insured retention (“SIR”) and deductible amount to $2.0 million per occurrence. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. The following table reflects the SIR/deductible levels and aggregate amounts of liability for bodily injury and property damage claims since August 1, 2008:

Coverage Period	Primary Coverage	Primary Coverage SIR/Deductible
August 1, 2008 – July 31, 2009	$5.0 million	$2.0 million (1)
August 1, 2009 – July 31, 2010	$5.0 million	$2.0 million (2)
August 1, 2010 – July 31, 2011	$5.0 million	$2.0 million (2)
August 1, 2011 – July 31, 2012	$5.0 million	$2.0 million (2)

(1)	Subject to an additional $8.0 million aggregate in the $2.0 to $5.0 million layer and a $4.0 million aggregate in the $5.0 to $10.0 million layer.
(2)	Subject to an additional $8.0 million aggregate in the $2.0 to $5.0 million layer and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

Our primary insurance covers the range of liability under which we expect most claims to occur. If any liability claims are substantially in excess of coverage amounts listed in the table above, such claims are covered under premium-based policies (issued by insurance companies) to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage. See also Note 1 and Note 7 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.

We are responsible for workers’ compensation up to $1.0 million per claim. We also maintain a $28.9 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier and have insurance for individual claims above $1.0 million.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol “WERN”. The following table sets forth, for the quarters indicated from January 1, 2010 through December 31, 2011, (i) the high and low trade prices per share of our common stock quoted on the NASDAQ Global Select MarketSM and (ii) our dividends declared per common share.

	High	Low	Dividends Declared Per Common Share
2011
Quarter ended:
March 31	$26.60	$22.55	$0.05
June 30	27.17	23.75	0.05
September 30	26.51	20.15	0.05
December 31	24.77	19.78	0.55

	High	Low	Dividends Declared Per Common Share
2010
Quarter ended:
March 31	$24.06	$19.11	$0.05
June 30	24.59	19.82	0.05
September 30	24.47	19.67	0.05
December 31	23.34	19.85	1.65

As of February 15, 2012, our common stock was held by 171 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low trade prices per share of our common stock in the NASDAQ Global Select MarketSM as of February 15, 2012 were $25.64 and $24.60, respectively. The declared dividends in the tables above include special cash dividends of $0.50 per share in 2011 and $1.60 per share in 2010. We also paid special cash dividends of $1.25 per share in 2009 and $2.10 per share in 2008.

Dividend Policy

We have paid cash dividends on our common stock following each fiscal quarter since the first payment in July 1987. We paid a special dividend on December 15, 2011 that totaled approximately $36.4 million on our 72.8 million common shares outstanding. We currently intend to continue paying a regular quarterly dividend. We do not currently anticipate any restrictions on our future ability to pay such dividends. However, we cannot give any assurance that dividends will be paid in the future or of the amount of any such quarterly or special dividends because they are dependent on our earnings, financial condition and other factors.

Equity Compensation Plan Information

For information on our equity compensation plans, please refer to Item 12 of Part II of this Form 10-K.

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

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Werner Enterprises, Inc. (WERN)	$100	$98	$115	$141	$176	$193
Standard & Poor’s 500	$100	$105	$66	$84	$97	$99
NASDAQ Trucking Group (SIC Code 42)	$100	$92	$84	$94	$119	$123

Assuming the investment of $100 on December 31, 2006 and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and an index of other companies included in the trucking industry (NASDAQ Trucking Group – Standard Industrial Classification Code 42) over the same period. Our stock price was $24.10 as of December 31, 2011. This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of December 31, 2011, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the fourth quarter of 2011 by either the Company or any “affiliated purchaser”, as defined by Rule 10b-18 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of Part II of this Form 10-K.

(In thousands, except per share amounts)

	2011	2010	2009	2008	2007
Operating revenues	$2,002,850	$1,815,020	$1,666,470	$2,165,599	$2,071,187
Net income	102,757	80,039	56,584	67,580	75,357
Diluted earnings per share	1.40	1.10	.79	.94	1.02
Cash dividends declared per share	.700	1.800	1.450	2.300	.195
Total assets	1,302,416	1,151,552	1,173,009	1,275,318	1,321,408
Total debt	—	—	—	30,000	—
Stockholders’ equity	725,147	668,975	704,650	745,530	832,788
Book value per share (1)	9.95	9.21	9.80	10.42	11.83
Return on average stockholders’ equity (2)	14.5%	11.1%	7.5%	8.1%	8.8%
Return on average total assets (3)	8.3%	6.6%	4.5%	5.0%	5.4%
Operating ratio (consolidated) (4)	91.3%	92.6%	94.2%	94.8%	93.4%

(1)

Stockholders’ equity divided by common shares outstanding as of the end of the period. Book value per share indicates the dollar value remaining for common shareholders if all assets were liquidated at recorded amounts and all debts were paid at recorded amounts.

(2)	Net income expressed as a percentage of average stockholders’ equity. Return on equity is a measure of a corporation’s profitability relative to recorded shareholder investment.
(3)	Net income expressed as a percentage of average total assets. Return on assets is a measure of a corporation’s profitability relative to recorded assets.
(4)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure used in the trucking industry to evaluate profitability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note Regarding Forward-Looking Statements:

This Annual Report on Form 10-K contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in this Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of this Form 10-K. Readers should not unduly rely on the forward-looking statements included in this Form 10-K because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

Operating revenues reported in our operating statistics table under “Results of Operations” are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the operating units in the Truckload segment (One-Way Truckload and Specialized Services). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and WGL), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In 2011, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 84% of total operating revenues, and non-trucking and other operating revenues accounted for 16% of total operating revenues.

Trucking revenues, net of fuel surcharge, are typically generated on a per-mile basis and also include revenues such as stop charges, loading and unloading charges, equipment detention charges, and equipment repositioning charges. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately in the operating statistics table and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average revenues per mile (total and loaded), (iii) average annual miles per tractor, (iv) average percentage of empty miles (miles without trailer cargo), (v) average trip length (in loaded miles) and (vi) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our Truckload segment also generates a small amount of revenues categorized as non-trucking revenues, related to shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.

Our most significant resource requirements are company drivers, independent contractors, tractors and trailers. Our financial results are affected by company driver and independent contractor availability and the markets for new and used revenue equipment. Our most significant operating costs are fuel, fuel taxes (included in taxes and licenses expense), driver salaries and benefits, insurance and supplies and maintenance. To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. We are self-insured for a significant portion of bodily injury, property damage and cargo claims; workers’ compensation claims; and associate health claims (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes, payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles driven. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for 2011 to 2010, several industry-wide issues could cause costs to increase in 2012. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

We provide non-trucking services primarily through the four operating units within our VAS segment. Unlike our Truckload segment, the VAS segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the VAS segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate VAS’s financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We generally do not have contracted long-term rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.

Results of Operations:

The following operating statistics table sets forth certain industry data regarding our freight revenues and operations for the periods indicated.

	2011	2010	2009	2008	2007
Trucking revenues, net of fuel surcharge (1)	$1,310,612	$1,287,068	$1,256,355	$1,430,560	$1,483,164
Trucking fuel surcharge revenues (1)	373,384	254,764	176,744	442,614	301,789
Non-trucking revenues, including VAS (1)	301,772	259,628	222,159	273,896	268,388
Other operating revenues (1)	17,082	13,560	11,212	18,529	17,846

Operating revenues (1)	$2,002,850	$1,815,020	$1,666,470	$2,165,599	$2,071,187

Operating ratio (consolidated) (2)	91.3%	92.6%	94.2%	94.8%	93.4%
Average revenues per tractor per week (3)	$3,480	$3,413	$3,300	$3,427	$3,341
Average annual miles per tractor	118,086	120,138	119,226	121,974	118,656
Average annual trips per tractor	236	239	225	197	184
Average trip length in miles (loaded)	442	445	463	538	558
Total miles (loaded and empty) (1)	855,180	871,290	872,856	979,211	1,012,964
Average revenues per total mile (3)	$1.533	$1.477	$1.439	$1.461	$1.464
Average revenues per loaded mile (3)	$1.736	$1.668	$1.645	$1.686	$1.692
Average percentage of empty miles (4)	11.7%	11.4%	12.5%	13.3%	13.5%
Average tractors in service	7,242	7,252	7,321	8,028	8,537
Total tractors (at year end):
Company	6,600	6,595	6,575	7,000	7,470
Independent contractor	600	680	675	700	780

Total tractors	7,200	7,275	7,250	7,700	8,250

Total trailers (Truckload and Intermodal, at year end)	23,045	23,850	23,880	24,940	24,855

(1)	Amounts in thousands.
(2)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure used in the trucking industry to evaluate profitability.
(3)	Net of fuel surcharge revenues.
(4)	“Empty” refers to miles without trailer cargo.

The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. Revenues for the Truckload segment include non-trucking revenues of $10.5 million in 2011, $8.6 million in 2010 and $4.2 million in 2009, as described on page 15.

	2011		2010		2009
Truckload Transportation Services (amounts in 000’s)	$	%	$	%	$	%
Revenues	$1,694,965	100.0	$1,550,601	100.0	$1,437,527	100.0
Operating expenses	1,537,361	90.7	1,428,393	92.1	1,353,003	94.1

Operating income	$157,604	9.3	$122,208	7.9	$84,524	5.9

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

	2011		2010		2009
Truckload Transportation Services (amounts in 000’s)	$	%	$	%	$	%
Revenues	$1,694,965		$1,550,601		$1,437,527
Less: trucking fuel surcharge revenues	373,384		254,764		176,744

Revenues, net of fuel surcharges	1,321,581	100.0	1,295,837	100.0	1,260,783	100.0

Operating expenses	1,537,361		1,428,393		1,353,003
Less: trucking fuel surcharge revenues	373,384		254,764		176,744

Operating expenses, net of fuel surcharges	1,163,977	88.1	1,173,629	90.6	1,176,259	93.3

Operating income	$157,604	11.9	$122,208	9.4	$84,524	6.7

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

	2011		2010		2009
Value Added Services (amounts in 000’s)	$	%	$	%	$	%
Revenues	$291,109	100.0	$250,983	100.0	$217,942	100.0
Rent and purchased transportation expense	244,194	83.9	213,567	85.1	181,215	83.1

Gross margin	46,915	16.1	37,416	14.9	36,727	16.9
Other operating expenses	29,879	10.2	26,411	10.5	24,377	11.2

Operating income	$17,036	5.9	$11,005	4.4	$12,350	5.7

2011 Compared to 2010

Operating Revenues

Operating revenues increased 10% in 2011 compared to 2010. Trucking revenues, excluding fuel surcharges, increased 2% due primarily to a 3.8% increase in average revenues per total mile offset by a 1.7% decrease in average monthly miles per tractor.

The truckload freight market during 2011 was at levels comparable to 2010. The average weekly pre-booked percentage of loads to trucks (“pre-books”) for the One-Way Truckload fleets in 2011 was fairly consistent with 2010. However, in second quarter 2011, we experienced sluggish freight demand compared to unusually strong demand in the same quarter of 2010. This continued into the first half of third quarter 2011 and began to improve in the second half of third quarter 2011. Freight demand in fourth quarter 2011 was better than fourth quarter 2010. We believe that generally favorable truckload freight trends are caused to a greater degree by supply constraints limiting truckload capacity, as opposed to demand generated by economic activity. Freight trends in our One-Way Truckload fleets have shown steady and gradual seasonal improvement each week and freight is generally more balanced across the entire geographic network during the first seven weeks of 2012 compared to the same period of 2011, with less non-committed, temporary project freight in the 2012 period. Overall, freight trends thus far in 2012 are similar to those in 2011, noting there was pent-up demand in February 2011 following severe winter storms that occurred during mid-January 2011 and early February 2011.

Average revenues per loaded mile, excluding fuel surcharge, increased 4.1% to $1.736 in 2011 from $1.668 in 2010. In comparison, average revenues per total mile, excluding fuel surcharge, increased 3.8% because our average percentage of empty miles increased. We attribute the higher revenue per mile to a combination of customer contractual rate increases and improved freight mix. Seasonal project work and periods of strong customer demand for truck capacity also contributed to the increase to a lesser extent.

The average percentage of empty miles increased by 30 basis points from 11.4% in 2010 to 11.7% in 2011. The small increase can be attributed to freight market conditions and freight mix. For freight management and statistical reporting purposes, we classify a mile without cargo in the trailer as an “empty mile” or “deadhead mile”; thus, empty miles include those empty miles generated by our Specialized Services fleets, most of which are billable to our dedicated customers.

Average annual miles per tractor decreased by 1.7% from 2010 to 2011 due to fewer trips per tractor and a more challenging driver market. The driver market conditions resulted in a reduction in the number of trainer team drivers and slightly higher driver turnover. The average trip length in miles (loaded) decreased by 3 miles, or 1%, in 2011 compared to 2010.

The average number of tractors in service decreased to 7,242 in 2011 from 7,252 in 2010. We currently plan to maintain our total truck count at approximately 7,300 trucks. In the last six months, our truck count has operated slightly below this level due to the increasingly challenging driver market. We continue to redesign our truckload freight network to optimize and maximize increasing freight opportunities without adding trucks. As a result, we continue to look for ways to increase our operating income percentage to improve our returns on assets, equity and invested capital, while providing a broad portfolio of services for our customers.

Fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expenses) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. These revenues increased to $373.4 million in 2011 from $254.8 million in 2010 because of higher average fuel prices in 2011. On a total-mile basis, fuel surcharge revenues increased 14.5 cents, from 29.2 cents in 2010 to 43.7 cents in 2011. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent DOE fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload, specialized and logistics (which includes the VAS segment) services by growing our logistics services revenues.

VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues increased 16% to $291.1 million in 2011 from $251.0 million in 2010. Most of the revenue increase occurred in the Brokerage and Intermodal units, offset partially by a decrease in Freight Management revenues. The gross number of VAS freight shipments decreased by 2% year over year, but VAS shifted 16% fewer shipments not committed to third-party capacity providers to our Truckload segment. Thus the net number of VAS shipments increased by 5%. VAS gross margin dollars increased 25% to $46.9 million in 2011 from $37.4 million in 2010. The VAS gross margin percentage increased from 14.9% in 2010 to 16.1% in 2011 because of the lower cost of third-party capacity. The following table shows the changes that are described above in VAS shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

	2011	2010	Difference	% Change
Total VAS shipments	254,926	261,396	(6,470)	(2)%
Less: Non-committed shipments to Truckload segment	78,842	93,760	(14,918)	(16)%

Net VAS shipments	176,084	167,636	8,448	5%

Average revenue per shipment	$1,536	$1,346	$190	14%

Brokerage revenues increased 20% in 2011 compared to 2010 due to increased shipment volume and increased revenue per shipment. Brokerage gross margin dollars increased 23% year-over-year, and the gross margin percentage increased by 41 basis points. Intermodal revenues increased 52%, and its gross margin and operating income improved by an even higher percentage. WGL revenues grew 3%, while the gross margin and operating income improved significantly. Freight Management revenues and the number of shipments declined significantly due to a reduction in customer project business with a specific customer, however its gross margin and operating income dollars showed only a slight decrease.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.3% in 2011 compared to 92.6% in 2010. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement for comparing the results of operations from year to year.

	2011	2010	Increase (Decrease) per Mile
Salaries, wages and benefits	$.596	$.577	$0.019
Fuel	.481	.359	0.122
Supplies and maintenance	.186	.168	0.018
Taxes and licenses	.108	.108	0.000
Insurance and claims	.078	.079	(0.001)
Depreciation	.182	.173	0.009
Rent and purchased transportation	.166	.159	0.007
Communications and utilities	.017	.017	0.000
Other	(.016)	(.001)	(0.015)

Independent contractor costs are included in rent and purchased transportation expense. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). Independent contractor miles as a percentage of total miles were 10.9% in 2011 compared to 11.9% in 2010. This decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 1.5 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.5 cents; (ii) fuel, 0.5 cents, (iii) depreciation, 0.2 cents; (iv) supplies and maintenance, 0.2 cents; and (v) taxes and licenses, 0.1 cent.

Salaries, wages and benefits in the Truckload segment increased 1.9 cents per mile on a total-mile basis in 2011 compared to 2010. Higher expense for workers’ compensation claims was the largest factor contributing to the increase in salaries, wages and benefits. The workers’ compensation increase resulted primarily from increased cost of new claims. The higher cost per mile of salaries, wages and benefits expense for 2011 compared to 2010 was also attributed to the shift from rent and purchased transportation expense to this expense category (approximately 0.5 cents per mile) because of the decrease in independent contractor miles as a percentage of total miles. Smaller increases in non-driver wages and 401(k) matching expense (due to restoring the matching contribution percentage to its former level in January 2011, after reducing it by half beginning April 2009) were offset by lower student pay due to a decrease in the average number of active trainer teams. Salaries, wages and benefits in the non-trucking VAS segment increased 8% in 2011 compared to 2010. VAS handled 2% fewer shipments in 2011 compared to 2010, including those transferred to the Truckload segment, but the net shipments retained by VAS increased by 5%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2011. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2011 are similar to those for the previous policy year.

The driver market was increasingly competitive in 2011 compared to 2010, and the supply of experienced drivers and recent driving school graduates continued to tighten. We believe that an improved freight market, extended unemployment benefit payment programs, a reduction in available truck driving school graduates and changing industry safety regulations (see the Regulation subsection in Item 1 of Part I of this Form 10-K) are tightening driver supply. However, we continue to believe our position in the current market is better than that of many competitors because over 70% of our driving jobs are in more attractive, shorter-haul Regional and Specialized Services fleet operations that enable us to return drivers to their homes on a more frequent and consistent basis. Assuming the domestic economy strengthens in 2012, we anticipate the driver market will become even more challenging in 2012. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased 12.2 cents per mile for the Truckload segment due to higher average diesel fuel prices. Average diesel fuel prices in 2011 were 83 cents per gallon higher than in 2010, a 37% increase.

We continue to employ measures to improve our fuel miles per gallon (“mpg”), such as (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet. We continue to invest in fuel-saving equipment solutions, which are also intended to lessen environmental impact, such as (i) new trucks with EPA 2010 compliant engines, (ii) more aerodynamic truck features, (iii) idle reduction systems, (iv) tire inflation systems and (v) trailer skirts to reduce our fuel gallons purchased and improve our mpg. These measures resulted in a 4.2% improvement in mpg in 2011 compared to 2010. However, fuel savings from the mpg improvement is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as a SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

For the first seven weeks of 2012, the average diesel fuel price per gallon was approximately 38 cents higher than the average diesel fuel price per gallon in the same period of 2011 and approximately 18 cents higher than the average for first quarter 2011.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We have historically been successful recouping a majority, but not all, of fuel cost increases through our fuel surcharge program. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance for the Truckload segment increased 1.8 cents per total mile in 2011 compared to 2010. The higher maintenance costs resulted primarily from higher tire expense and increases in other tractor-related expenses, such as auxiliary power unit (“APU”) maintenance and the maintenance portion of preparing a larger amount of used trucks and trailers for sale. In 2010, we extended the replacement cycle for company tractors. A longer replacement cycle resulted in higher maintenance costs, including maintenance that is not covered under warranty, and resulted in more tires being purchased and expensed as replacement tires, rather than capitalized as part of the equipment cost when new trucks are placed in service. However, a longer replacement cycle delayed higher depreciation from the more expensive new trucks, which offsets a portion of the increased maintenance costs. We have also incurred higher maintenance expenses on APUs as these units reach the end of their warranty period, which (along with the depreciation expense on the units) partially offsets the resulting lower fuel expense incurred. By purchasing new tractors during 2011, we reduced the average age of our company truck fleet from 2.8 years to 2.4 years. We believe the reduction of the average age of the company truck fleet may contribute to a decrease in some supplies and maintenance expenses in 2012.

In the last year, the price of natural rubber has increased as global demand outpaces supply of this raw material, and prices are expected to remain high. Natural rubber is a major component in the production of tires, and most large tire producers have raised tire prices in 2010 and 2011. A series of price increases during 2010 and 2011 contributed to 11% higher total tire expense in 2011 compared to 2010. On a per-tire basis, the average cost of our tires increased approximately 20% from the end of 2010 to the end of 2011. We have contracted pricing arrangements in place with our large tire vendors, but are subject to periodic price changes. Additionally, a shortage of natural rubber could affect availability of new tires, and thus, our truck productivity, and we are unable to predict when and the extent to which future tire pricing, tire availability and truck productivity could be impacted. We purchased additional inventories of tires in the latter part of 2010 and 2011 to lessen the effects of a raw material shortage.

Taxes and licenses for the Truckload segment did not change on a total-mile basis in 2011 compared to 2010. Higher state mileage taxes and the effect of lower average miles per tractor on the fixed cost components of this operating expense category were offset by fuel tax savings resulting from higher mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.

Insurance and claims for the Truckload segment decreased slightly by 0.1 cents per total mile in 2011 compared to 2010. The decrease is primarily the result of lower expense related to large liability claims due to improved loss development and reimbursement from insurance carriers of expenses on large liability claims settled in prior periods. These decreases were nearly offset by higher expense related to small liability claims, both from a higher average cost per new claim and from net unfavorable development on prior period claims in 2011 compared to net favorable loss development in 2010. The larger portion of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the smaller portion results from insurance premiums for high dollar claim coverage. We renewed our liability insurance policies on August 1, 2011 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million.

We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. See Item 3 of Part I of this Form 10-K for information on our bodily injury and property damage coverage levels since August 1, 2008. Our liability insurance premiums for the policy year that began August 1, 2011 are comparable to the previous policy year on a per-mile basis.

Depreciation expense for the Truckload segment increased 0.9 cents per total mile in 2011 compared to 2010 due primarily to higher tractor depreciation resulting from the higher cost of new trucks compared to the used trucks they are replacing, and, to a lesser extent, the effect of lower miles per truck. The average cost of new trucks purchased in 2011 is approximately 30% higher than the average cost of used trucks being sold in 2011.

Depreciation expense was historically affected by two changes to the engine emissions standards imposed by the EPA that became effective in October 2002 and January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. In 2011, we purchased trucks with 2010-standard engines to replace older trucks that we sell or trade. Depreciation expense per mile increased due to higher prices for these new trucks and is expected to increase further as we continue to replace tractors.

As of December 31, 2011, 17% of the engines in our fleet of company-owned trucks were manufactured by Caterpillar. In June 2008, Caterpillar announced it would not produce on-highway engines for use in the United States that would comply with the 2010 EPA engine emissions standards, but Caterpillar would continue to sell on-highway engines internationally. In 2008, it was estimated that approximately one million trucks in the U.S. domestic market have Caterpillar heavy-duty engines, and Caterpillar has stated it will fully support these engines going forward. The Company has been successful in selling used trucks with Caterpillar engines in the used truck market.

Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased to 83.9% in 2011 compared to 85.1% in 2010.

Rent and purchased transportation expense for the Truckload segment increased 0.7 cents per total mile in 2011 due primarily to increased fuel prices that resulted in higher reimbursements to independent contractors for fuel, partially offset by a shift from rent and purchased transportation expense to salaries, wages and benefits and several other expense categories because of the decrease in independent contractor truck miles as a percentage of total miles. Fuel reimbursements to independent contractors amounted to $39.8 million in 2011 compared to $29.7 million in 2010. Our customer fuel surcharge programs do not differentiate between miles generated by company and independent contractor trucks. Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment. We have historically been able to add company tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases. We entered into non-cancelable operating leases for certain tractors during second quarter 2011 and expect the expense for these leases to be approximately $0.4 million per quarter until second quarter 2015. These leases also contributed to the higher expense in 2011 compared to 2010.

Other operating expenses for the Truckload segment decreased 1.5 cents per mile in 2011 compared to 2010. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $21.3 million in 2011 from $5.9 million in 2010. In 2011, we realized significantly higher average gains per truck sold and sold more trucks and trailers than in 2010. Average gains per trailer sold were slightly higher. The market for the sale of used trucks and trailers remains strong, and we believe our premium used trucks are becoming more attractive to fleets that want to upgrade their older trucks without incurring the higher cost of new trucks with 2010-standard engines. We believe our wholly-owned subsidiary and used truck retail network, Fleet Truck Sales, is one of the larger Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading used trucks to original equipment manufacturers when purchasing new trucks. Cost increases related to professional fees and bad debt expense offset a portion of the improved gains.

Other Expense (Income)

We earned interest income of $1.4 million in 2011 compared to $1.5 million in 2010.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) remained at 41.25% for 2011 and 2010.

2010 Compared to 2009

Operating Revenues

Operating revenues increased 9% in 2010 compared to 2009. Excluding fuel surcharge revenues, trucking revenues increased 2% due primarily to a 2.6% increase in average revenues per total mile. A 0.9% decrease in the average number of tractors in service was substantially offset by a 0.8% increase in average monthly miles per tractor.

The truckload freight market improved throughout 2010 compared to 2009; however, the level of improvement was better in the first half of the year than in the latter half. The average weekly pre-books for the One-Way Truckload fleets in 2010 were better than those in 2009 throughout much of the year. However, beginning in September 2010, freight volumes softened and average weekly pre-books for the remainder of 2010 were comparable to 2009.

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

The average number of tractors in service decreased to 7,252 in 2010 from 7,321 in 2009. Average annual miles per tractor increased by 0.8% from 2009 to 2010, as more trips per tractor were offset by a shorter average trip length. The average trip length in miles (loaded) decreased by 18 miles, or 4%, in 2010 compared to 2009. This decrease is the result of having fewer medium-to-long-haul Van trucks and more trucks in the shorter-haul Regional and Specialized Services fleet operations. This trend has occurred since 2007 when we began to reduce the size of our medium-to-long-haul Van fleet.

Fuel surcharge revenues increased to $254.8 million in 2010 from $176.7 million in 2009 in response to higher average fuel prices in 2010.

VAS revenues increased 15% to $251.0 million in 2010 from $217.9 million in 2009. Most of the revenue increase occurred in the Brokerage and WGL units. The gross number of VAS freight shipments increased by 7% year over year. VAS shifted about the same number of shipments not committed to third-party capacity providers to our Truckload segment, thus the net number of VAS shipments increased by 12%. VAS gross margin dollars increased 2% to $37.4 million in 2010 from $36.7 million in 2009. However, the VAS gross margin percentage decreased from 16.9% in 2009 to 14.9% in 2010 because of the higher cost of third-party capacity in an improving freight market. The following table shows the changes that are described above in shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

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

Operating Expenses

Our operating ratio was 92.6% in 2010 compared to 94.2% in 2009. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated.

	2010	2009	Increase (Decrease) per Mile
Salaries, wages and benefits	$.577	$.573	$0.004
Fuel	.359	.283	0.076
Supplies and maintenance	.168	.153	0.015
Taxes and licenses	.108	.110	(0.002)
Insurance and claims	.079	.095	(0.016)
Depreciation	.173	.175	(0.002)
Rent and purchased transportation	.159	.142	0.017
Communications and utilities	.017	.017	0.000
Other	(.001)	.002	(0.003)

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

We renewed our workers’ compensation insurance coverage for the policy year that began April 1, 2010. Our coverage levels were the same as the prior policy year. We maintained a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year that began April 2010 were slightly lower than the previous policy year, due primarily to a lower premium rate per payroll dollar.

The driver recruiting and retention market became more competitive beginning in second quarter 2010 which continued into first quarter 2011. During third quarter 2010, we implemented proactive measures that successfully improved our driver recruitment and retention despite the competitive driver market.

Fuel increased 7.6 cents per mile for the Truckload segment due to higher average diesel fuel prices. Average diesel fuel prices in 2010 were 50 cents per gallon higher than in 2009, a 29% increase.

During 2010, we continued to employ fuel-saving measures such as (i) limiting truck engine idle time, (ii) lowering non-billable miles, (iii) utilizing aerodynamic, more fuel-efficient trucks in the company truck fleet and (iv) equipping company trucks with APUs or diesel-fired heater units. These measures resulted in a 1.4% improvement in fuel mpg in 2010 compared to 2009.

Supplies and maintenance for the Truckload segment increased 1.5 cents per total mile in 2010 compared to 2009. The higher maintenance costs resulted primarily from an increase in the average age and odometer mileage of our company truck fleet. Because of the ongoing cost increases for new trucks and the weak used truck market, we extended the replacement cycle for company tractors in 2010.

Taxes and licenses for the Truckload segment decreased 0.2 cents per total mile in 2010 compared to 2009 due to a decrease in fuel taxes per mile resulting from the improvement in the company truck mpg.

Insurance and claims for the Truckload segment decreased 1.6 cents per total mile in 2010 compared to 2009. The decrease is primarily the result of lower expense related to smaller liability claims due to a significantly lower severity of claims and a lower frequency of claims in 2010 compared to 2009, and, to a lesser extent, lower expense related to large liability claims due to improved loss development on older liability claims. We renewed our liability insurance policies on August 1, 2010 and continued to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2010 were slightly higher than the previous policy year, increasing less than 0.1 cents per total mile.

Depreciation expense for the Truckload segment decreased 0.2 cents per total mile in 2010 compared to 2009 due to a lower ratio of trailers to tractors and more trailers becoming fully depreciated, offset partially by higher tractor depreciation resulting from the higher cost of new trucks.

As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 85.1% in 2010 compared to 83.1% in 2009 because of the higher cost of third-party capacity in an improving freight market. Rent and purchased transportation for the Truckload segment increased 1.7 cents per total mile in 2010 due primarily to increased fuel prices that resulted in higher reimbursements to independent contractors for fuel, as well as a shift to rent and purchased transportation expense from salaries, wages and benefits and several other expense categories because of the increase in independent contractor truck miles as a percentage of total miles. Fuel reimbursements to independent contractors amounted to $29.7 million in 2010 compared to $21.3 million in 2009.

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

Other Expense (Income)

We earned interest income of $1.5 million in 2010 compared to $1.8 million in 2009.

Income Taxes

Our effective income tax rate was 41.25% for 2010 versus 42.75% for 2009. The lower income tax rate in 2010 is attributed to higher income before income taxes, which caused non-deductible expenses, such as driver per diem, to comprise a smaller percentage of our income before income taxes.

Liquidity and Capital Resources:

During the year ended December 31, 2011, we generated cash flow from operations of $264.5 million, a 15.8% increase ($36.0 million), compared to the year ended December 31, 2010. This increase is attributed primarily to (i) a $27.2 million decrease in income tax payments due to federal bonus depreciation provisions that apply to our increased new tractor and trailer purchases in 2011, (ii) increased net income of $22.7 million and (iii) an $8.5 million increase in cash flows related to accounts payable. These increases were partially offset by an $18.9 million decrease in cash flows related to increased accounts receivable due to shipment growth at the end of the year and higher fuel surcharge billings at the end of 2011 due to higher fuel prices at the end of 2011. Cash flow from operations increased $34.0 million in 2010 from 2009, or 17.5%. The increase in cash flow from operations in 2010 compared to 2009 was attributed primarily to (i) a $27.1 million increase in cash flows related to insurance and claims accruals (both current and long-term) due primarily to the settlement of some larger claims in 2009, (ii) higher net income of $23.5 million, (iii) an $11.3 million increase in cash flows related to accounts payable and (iv) a $9.6 million increase in cash flows related to accrued payroll. These increases were partially offset by (i) a $14.7 million decrease in cash flows related to increased accounts receivable due to shipment growth at the end of the year and higher fuel surcharge billings at the end of 2010 due to higher fuel prices in 2010 and (ii) higher income tax payments of $21.6 million during 2010. We were able to make net capital expenditures and pay dividends because of the cash flow from operations and existing cash balances, supplemented by net borrowings under our existing credit facilities.

Net cash used in investing activities increased by $110.5 million to $224.8 million in 2011 from $114.3 million in 2010 and by $19.8 million in 2010 from 2009. Net property additions (primarily revenue equipment) were $232.2 million for the year ended December 31, 2011 compared to $119.0 million during the same period of 2010 and $98.8 million during 2009. This increase occurred primarily because we purchased more new trucks in the 2011 period than in the 2010 and 2009 periods. As of December 31, 2011, we were committed to property and equipment purchases, net of trades, of approximately $94.7 million. We currently expect our estimated net capital expenditures (primarily revenue equipment) to be about 10% to 30% lower in the range of $160.0 million to $210.0 million in 2012. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities used $40.8 million in 2011, $119.3 million in 2010 and $130.3 million in 2009. The decrease from 2010 to 2011 resulted from the decrease in the special dividend payment. We paid quarterly and special dividends of $51.0 million in 2011, $130.7 million in 2010 and $104.2 million in 2009. The dividends paid in each of these years included special dividends of $0.50 per share ($36.4 million total) paid in December 2011, $1.60 per share ($116.2 million total) paid in December 2010 and $1.25 per share ($89.9 million total) paid in December 2009. The decrease in financing cash flows provided by stock option exercises and the related tax benefits was nearly offset by financing inflows from checks issued in excess of cash balances. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends on stock market conditions and other factors. As of December 31, 2011, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

Management believes our financial position at December 31, 2011 is strong. As of December 31, 2011, we had $12.4 million of cash and cash equivalents and $725.1 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of December 31, 2011, we had $225.0 million of available credit pursuant to two credit facilities, of which we had no borrowings outstanding. The $225.0 million of credit available under these facilities is reduced by the $38.9 million in letters of credit under which we are obligated. These letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

The following table sets forth our contractual obligations and commercial commitments as of December 31, 2011.

Payments Due by Period

(in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$10.8	$0.4	$—	$—	$—	$10.4
Property and equipment purchase commitments	94.7	94.7	—	—	—	—
Operating leases	5.5	1.6	3.3	0.6	—	—

Total contractual cash obligations	$111.0	$96.7	$3.3	$0.6	$—	$10.4

Other Commercial Commitments
Unused lines of credit	$186.1	$50.0	$136.1	$—	$—	$—
Standby letters of credit	38.9	38.9	—	—	—	—

Total commercial commitments	$225.0	$88.9	$136.1	$—	$—	$—

Total obligations	$336.0	$185.6	$139.4	$0.6	$—	$10.4

We have committed credit facilities with two banks totaling $225.0 million that mature in May 2012 ($50.0 million) and November 2013 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of December 31, 2011, we had no borrowings outstanding under these credit facilities with banks. In January 2012, we borrowed $40.0 million. The credit available under these facilities is reduced by the amount of standby letters of credit under which we are obligated. The standby letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, net of trades, primarily for revenue equipment. As of December 31, 2011, we have recorded a $10.8 million liability for unrecognized tax benefits. We expect $0.4 million to be settled within the next twelve months and are unable to reasonably determine when the $10.4 million categorized as “period unknown” will be settled.

Off-Balance Sheet Arrangements:

We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at December 31, 2011 was approximately $5.5 million.

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

Interest Rate Risk

We had no debt outstanding at December 31, 2011. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of December 31, 2011, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of December 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $1.8 million in 2011, and gains were $2.1 million in 2010 and $1.6 million in 2009 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 13.98 Pesos to $1.00 at December 31, 2011 compared to 12.36 Pesos to $1.00 at December 31, 2010 and 13.06 Pesos to $1.00 at December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Werner Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Werner Enterprises, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Omaha, Nebraska

February 27, 2012

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Operating revenues	$2,002,850	$1,815,020	$1,666,470

Operating expenses:
Salaries, wages and benefits	536,509	527,576	522,962
Fuel	412,905	313,518	247,640
Supplies and maintenance	169,386	155,943	141,402
Taxes and licenses	92,917	94,018	96,406
Insurance and claims	67,523	69,991	83,458
Depreciation	158,634	152,242	155,315
Rent and purchased transportation	387,472	352,648	305,854
Communications and utilities	15,181	15,123	15,856
Other	(11,351)	(621)	886

Total operating expenses	1,829,176	1,680,438	1,569,779

Operating income	173,674	134,582	96,691

Other expense (income):
Interest expense	85	47	99
Interest income	(1,448)	(1,536)	(1,779)
Other	131	(166)	(466)

Total other income	(1,232)	(1,655)	(2,146)

Income before income taxes	174,906	136,237	98,837
Income taxes	72,149	56,198	42,253

Net income	$102,757	$80,039	$56,584

Earnings per share:
Basic	$1.41	$1.11	$0.79

Diluted	$1.40	$1.10	$0.79

Weighted-average common shares outstanding:
Basic	72,787	72,369	71,672

Diluted	73,225	72,807	72,075

The accompanying notes are an integral part of these consolidated financial statements.

WERNER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$12,412	$13,966
Accounts receivable, trade, less allowance of $10,154 and $9,484, respectively	218,712	190,264
Other receivables	9,213	10,431
Inventories and supplies	30,212	16,868
Prepaid taxes, licenses, and permits	15,094	14,934
Current deferred income taxes	25,805	27,829
Other current assets	29,883	23,407

Total current assets	341,331	297,699

Property and equipment, at cost:
Land	30,242	30,092
Buildings and improvements	130,230	128,908
Revenue equipment	1,284,060	1,220,527
Service equipment and other	180,476	170,110

Total property and equipment	1,625,008	1,549,637
Less – accumulated depreciation	682,872	708,582

Property and equipment, net	942,136	841,055

Other non-current assets	18,949	12,798

Total assets	$1,302,416	$1,151,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$6,671	$0
Accounts payable	93,486	57,708
Insurance and claims accruals	62,681	71,857
Accrued payroll	19,483	18,838
Other current liabilities	16,504	20,037

Total current liabilities	198,825	168,440

Other long-term liabilities	14,194	10,380
Insurance and claims accruals, net of current portion	121,250	113,250
Deferred income taxes	243,000	190,507
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 72,847,576 and 72,644,998 shares outstanding, respectively	805	805
Paid-in capital	94,396	91,872
Retained earnings	779,994	728,216
Accumulated other comprehensive loss	(5,170)	(3,420)
Treasury stock, at cost; 7,685,960 and 7,888,538 shares, respectively	(144,878)	(148,498)

Total stockholders’ equity	725,147	668,975

Total liabilities and stockholders’ equity	$1,302,416	$1,151,552

The accompanying notes are an integral part of these consolidated financial statements.

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$102,757	$80,039	$56,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158,634	152,242	155,315
Deferred income taxes	57,863	(11,921)	4,908
Gain on disposal of operating equipment	(21,290)	(5,907)	(3,192)
Stock-based compensation	2,599	1,461	1,243
Insurance and claims accruals, net of current portion	8,000	(250)	(7,000)
Other	(1,073)	592	(1,160)
Changes in certain working capital items:
Accounts receivable, net	(28,448)	(9,524)	5,196
Prepaid expenses and other current assets	(21,744)	(1,218)	7,535
Accounts payable	19,381	10,839	(445)
Accrued and other current liabilities	(12,199)	12,130	(24,542)

Net cash provided by operating activities	264,480	228,483	194,442

Cash flows from investing activities:
Additions to property and equipment	(302,340)	(176,057)	(177,846)
Retirements of property and equipment	70,142	57,024	79,000
Decrease in notes receivable	7,354	4,699	4,286

Net cash used in investing activities	(224,844)	(114,334)	(94,560)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	50,000	50,000	20,000
Repayments of short-term debt	(50,000)	(50,000)	(50,000)
Change in net checks issued in excess of cash balances	6,671	0	0
Dividends on common stock	(50,969)	(130,676)	(104,189)
Stock options exercised	2,940	7,980	2,577
Excess tax benefits from exercise of stock options	605	3,422	1,331

Net cash used in financing activities	(40,753)	(119,274)	(130,281)

Effect of exchange rate fluctuations on cash	(437)	661	205
Net decrease in cash and cash equivalents	(1,554)	(4,464)	(30,194)
Cash and cash equivalents, beginning of year	13,966	18,430	48,624

Cash and cash equivalents, end of year	$12,412	$13,966	$18,430

Supplemental disclosures of cash flow information:
Interest paid	$85	$47	$154
Income taxes paid	28,802	56,050	34,431
Supplemental disclosures of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$9,172	$4,607	$2,136
Property and equipment acquired included in accounts payable	17,026	629	816
Property and equipment disposed included in other receivables	258	573	839

The accompanying notes are an integral part of these consolidated financial statements.

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2008	$805	$93,343	$826,511	$(7,146)	$(167,983)	$745,530

Dividends on common stock ($1.450 per share)	0	0	(104,205)	0	0	(104,205)
Exercise of stock options, 320,245 shares, including excess tax benefits	0	(2,197)	0	0	6,105	3,908
Stock-based compensation expense	0	1,243	0	0	0	1,243
Comprehensive income:
Net income	0	0	56,584	0	0	56,584
Foreign currency translation adjustments	0	0	0	1,590	0	1,590

Total comprehensive income	0	0	56,584	1,590	0	58,174

BALANCE, December 31, 2009	805	92,389	778,890	(5,556)	(161,878)	704,650

Dividends on common stock ($1.800 per share)	0	0	(130,713)	0	0	(130,713)
Exercise of stock options, 748,486 shares, including excess tax benefits	0	(1,978)	0	0	13,380	11,402
Stock-based compensation expense	0	1,461	0	0	0	1,461
Comprehensive income:
Net income	0	0	80,039	0	0	80,039
Foreign currency translation adjustments	0	0	0	2,136	0	2,136

Total comprehensive income	0	0	80,039	2,136	0	82,175

BALANCE, December 31, 2010	805	91,872	728,216	(3,420)	(148,498)	668,975

Dividends on common stock ($0.700 per share)	0	0	(50,979)	0	0	(50,979)
Exercise of stock options, 202,578 shares, including excess tax benefits	0	(75)	0	0	3,620	3,545
Stock-based compensation expense	0	2,599	0	0	0	2,599
Comprehensive income:
Net income	0	0	102,757	0	0	102,757
Foreign currency translation adjustments	0	0	0	(1,750)	0	(1,750)

Total comprehensive income	0	0	102,757	(1,750)	0	101,007

BALANCE, December 31, 2011	$805	$94,396	$779,994	$(5,170)	$(144,878)	$725,147

The accompanying notes are an integral part of these consolidated financial statements.

WERNER ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Werner Enterprises, Inc. (the “Company”) is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. For the years ended December 31, 2011, 2010 and 2009, our ten largest customers comprised 40%, 40% and 41% of our revenues, respectively. No single customer generated more than 10% of the Company’s total revenues in 2011, 2010, and 2009.

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

Cash and Cash Equivalents: We consider all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents. Accounts at banks with an aggregate excess of the amount of checks issued over cash balances are included in current liabilities in the Consolidated Balance Sheets, and changes in such accounts are reported as a financing activity in the Consolidated Statements of Cash Flows.

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

For the years ended December 31, 2011, 2010, and 2009 our self-insured retention (“SIR”) and deductible amount for liability claims is $2.0 million plus administrative expenses, for each occurrence involving bodily injury or property damage. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. Liability claims in excess of these aggregates are covered under premium-based policies (issued by insurance companies) to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage.

Our SIR for workers’ compensation claims is $1.0 million per claim, with premium-based insurance coverage for claims exceeding this amount. We also maintain a $28.9 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier.

Under these insurance arrangements, we maintained $38.9 million in letters of credit as of December 31, 2011.

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

Foreign Currency Translation: Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Most foreign revenues are denominated in U.S. Dollars. Expense items are translated at the average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the foreign operations. Foreign currency translation adjustments are recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets and as a separate component of comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

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

	Years Ended December 31,
	2011	2010	2009
Net income	$102,757	$80,039	$56,584

Weighted average common shares outstanding	72,787	72,369	71,672
Dilutive effect of stock-based awards	438	438	403

Shares used in computing diluted earnings per share	73,225	72,807	72,075

Basic earnings per share	$1.41	$1.11	$0.79

Diluted earnings per share	$1.40	$1.10	$0.79

Options to purchase shares of common stock that were outstanding during the periods indicated above, but were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period, were:

	Years Ended December 31,
	2011	2010	2009
Number of options	0	0	755,494
Ranges of option purchase prices	$0	$0	$18.33-20.36

Stock-Based Compensation: We have a stock-based compensation plan that provides for grants of non-qualified stock options, restricted stock and stock appreciation rights to our associates and directors. We apply the fair value method of accounting for stock-based compensation awards. Issuances of stock upon an exercise of stock options or vesting of restricted stock are made from treasury stock. Grants of stock options and restricted stock vest in increments, and we recognize compensation expense over the requisite service period of each award.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2011, 2010 and 2009, comprehensive income consists of net income and foreign currency translation adjustments.

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

Accounting Standards Updates Not Yet Effective: In May 2011, an update was made to “Fair Value Measurement.” This update represents the converged guidance of the FASB and the International Accounting Standards Board (“Boards”) on fair value measurement. The amendments in this update result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. As of December 31, 2011, management believes that adopting this update will have no effect on our consolidated financial position, results of operations and cash flows.

In June 2011, an update was made to “Comprehensive Income.” The amendments in this update address the presentation of comprehensive income in an entity’s financial statements and allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the presentation method we currently use. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. As of December 31, 2011, management believes that adopting this update will have no effect on our consolidated financial position, results of operations and cash flows.

In September 2011, an update was made to “Intangibles – Goodwill and Other.” The amendments in this update address the testing of goodwill for impairment and state that an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. As of December 31, 2011, management believes that adopting this update will have no effect on our consolidated financial position, results of operations and cash flows.

In December 2011, an update was made to “Comprehensive Income.” The amendments in this update address the updates that were made in June 2011 to “Comprehensive Income” and allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the June 2011 update. All other requirements in the earlier update are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

Other Accounting Standards Updates not effective until after December 31, 2011, are not expected to have a significant effect on our consolidated financial position, results of operations or cash flows.

(2) CREDIT FACILITIES

As of December 31, 2011, we have committed credit facilities with two banks totaling $225.0 million that mature in May 2012 ($50.0 million) and November 2013 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of December 31, 2011 and December 31, 2010, we had no borrowings outstanding under these credit facilities with banks. In January 2012, we borrowed $40 million. The $225.0 million of credit available under these facilities is further reduced by $38.9 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). We were in compliance with these covenants at December 31, 2011.

(3) NOTES RECEIVABLE

Notes receivable are included in other current assets and other non-current assets in the Consolidated Balance Sheets. At December 31, notes receivable consisted of the following (in thousands):

	December 31,
	2011	2010
Independent contractor notes receivable	$9,304	$7,264
Other notes receivable	7,629	7,851

	16,933	15,115
Less current portion	4,900	7,567

Notes receivable – non-current	$12,033	$7,548

We provide financing to some independent contractors who want to become independent contractors by purchasing a tractor from us and leasing their services to us. At December 31, 2011, we had 289 notes receivable from these independent contractors and at December 31, 2010, we had 221 such notes receivable. We maintain a primary security interest in the tractor until the independent contractor pays the note balance in full. We also retain recourse exposure related to independent contractors who purchased tractors from us with third-party financing we arranged.

(4) LEASES

In 2011, we entered into leases of certain tractors under operating leases which expire in 2015. Rental expense for these leases is included in rent and purchased transportation expense within the Consolidated Statements of Income. At December 31, 2011, the future minimum lease payments under non-cancelable revenue equipment operating leases are as follows (in thousands):

2012	$1,620
2013	1,620
2014	1,620
2015	608

Total	$5,468

Rental expense under these non-cancelable revenue equipment operating leases was as follows (in thousands):

2011	$1,012

(5) INCOME TAXES

Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$6,275	$56,030	$30,618
State	6,664	11,195	6,078
Foreign	1,347	894	649

	14,286	68,119	37,345

Deferred:
Federal	50,297	(8,523)	5,605
State	7,566	(3,398)	(697)

	57,863	(11,921)	4,908

Total income tax expense	$72,149	$56,198	$42,253

The effective income tax rate differs from the federal corporate tax rate of 35% in 2011, 2010 and 2009 as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Tax at statutory rate	$61,217	$47,683	$34,593
State income taxes, net of federal tax benefits	9,250	5,068	3,498
Non-deductible meals and entertainment	2,571	2,943	3,558
Income tax credits	(1,517)	(525)	(480)
Other, net	628	1,029	1,084

Total income tax expense	$72,149	$56,198	$42,253

At December 31, deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Insurance and claims accruals	$72,613	$72,327
Allowance for uncollectible accounts	6,913	5,648
Other	8,382	7,087

Gross deferred tax assets	87,908	85,062

Deferred tax liabilities:
Property and equipment	295,429	238,416
Prepaid expenses	6,710	6,734
Other	2,964	2,590

Gross deferred tax liabilities	305,103	247,740

Net deferred tax liability	$217,195	$162,678

These amounts (in thousands) are presented in the accompanying Consolidated Balance Sheets as of December 31 as follows:

	December 31,
	2011	2010
Current deferred tax asset	$25,805	$27,829
Non-current deferred tax liability	243,000	190,507

Net deferred tax liability	$217,195	$162,678

We have not recorded a valuation allowance because we believe that all deferred tax assets are more likely than not to be realized as a result of our historical profitability, future taxable income and reversal of deferred tax liabilities.

We recognized (in thousands) a $2,159 increase in the net liability for unrecognized tax benefits for the year ended December 31, 2011 and a $259 increase for the year ended December 31, 2010. We accrued interest expense of $389 during 2011 and an interest benefit of $224 during 2010. Our total gross liability for unrecognized tax benefits at December 31, 2011 is $10,827 and at December 31, 2010 is $7,482. If recognized, $6,920 of unrecognized tax benefits as of December 31, 2011 and $4,761 as of December 31, 2010 would impact our effective tax rate. Interest of $3,384 as of December 31, 2011 and $2,995 as of December 31, 2010 has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2011 and 2010 are shown below (in thousands).

	December 31,
	2011	2010
Unrecognized tax benefits, beginning balance	$7,482	$7,531
Gross increases – tax positions in prior period	2,184	268
Gross increases – current-period tax positions	1,219	311
Settlements	(58)	(628)

Unrecognized tax benefits, ending balance	$10,827	$7,482

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2007 through 2010 are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. In May 2010, the IRS began an audit of the 2007 and 2008 tax years. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(6) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Equity Plan

Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of December 31, 2011, there were 7,917,632 shares available for granting additional awards.

We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of December 31, 2011, the total unrecognized compensation cost related to non-vested stock-based compensation awards was approximately $9,767,000 and is expected to be recognized over a weighted average period of 3.2 years. The following table summarizes the stock-based compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Years Ended December 31,
	2011	2010	2009
Stock options:
Pre-tax compensation expense	$343	$370	$1,009
Tax benefit	141	153	432

Stock option expense, net of tax	$202	$217	$577

Restricted stock:
Pre-tax compensation expense	$2,256	$1,091	$234
Tax benefit	931	450	100

Restricted stock expense, net of tax	$1,325	$641	$134

We do not a have a formal policy for issuing shares upon an exercise of stock options or the vesting of restricted stock, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for stock-based compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock-based compensation during 2012.

Stock Options

Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

The following table summarizes stock option activity for the year ended December 31, 2011:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	1,315	$17.37
Options granted	31	$22.28
Options exercised	(203)	$14.51
Options forfeited	(10)	$17.08
Options expired	0	$0.00

Outstanding at end of period	1,133	$18.01	4.32	$6,899

Exercisable at end of period	860	$17.84	3.39	$5,388

The fair value of stock option grants is estimated using a Black-Scholes valuation model. The following table summarizes the number of stock options granted and the weighted-average assumptions used in the valuations:

	Years Ended December 31,
	2011	2009
Number of options granted	31,000	144,000
Risk-free interest rate	1.8%	2.4%
Expected dividend yield	0.90%	1.05%
Expected volatility	37%	37%
Expected term (in years)	7.0	7.5
Grant-date fair value	$8.27	$7.36

The risk-free interest rate assumptions were based on average yields for U.S. Treasury notes with a remaining term that is equivalent to the expected term of the stock option grant. We calculated expected volatility using historical daily price changes of our common stock for the period immediately preceding the grant date and equivalent in duration to the expected term of the stock option grant. The expected term was the average number of years we estimated these options will be outstanding. We considered groups of associates having similar historical exercise behavior separately for valuation purposes.

The total intrinsic value of stock options exercised was as follows (in thousands):

2011	$2,128
2010	9,089
2009	3,409

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

The following table summarizes restricted stock activity for the year ended December 31, 2011:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Non-vested at beginning of period	453	$19.49
Shares granted	206	$22.03
Shares vested	0	$0.00
Shares forfeited	(13)	$19.92

Non-vested at end of period	646	$20.29

We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. The following table summarizes the number of restricted shares granted and the weighted-average assumptions used to calculate the present value of estimated future dividends:

	Years Ended December 31,
	2011	2010	2009
Number of shares granted	205,500	181,750	236,500
Dividends per share (quarterly amounts)	$0.05	$0.05	$0.05
Risk-free interest rate	1.0%	2.1%	2.9%

Employee Stock Purchase Plan

Employee associates that meet certain eligibility requirements may participate in our Employee Stock Purchase Plan (the “Purchase Plan”). Eligible participants designate the amount of regular payroll deductions and/or a single annual payment (each subject to a yearly maximum amount) that is used to purchase shares of our common stock on the over-the-counter market. The maximum annual contribution amount is currently $20,000. These purchases are subject to the terms of the Purchase Plan. We contribute an amount equal to 15% of each participant’s contributions under the Purchase Plan. Interest accrues on Purchase Plan contributions at a rate of 5.25% until the purchase is made. We pay the broker’s commissions and administrative charges related to purchases of common stock under the Purchase Plan. Our contributions for the Purchase Plan were as follows (in thousands):

2011	$217
2010	180
2009	131

401(k) Retirement Savings Plan

We have an Employees’ 401(k) Retirement Savings Plan (the “401(k) Plan”). Associates are eligible to participate in the 401(k) Plan if they have been continuously employed with us or one of our subsidiaries for six months or more. We match a portion of each associate’s 401(k) Plan elective deferrals. Beginning April 1, 2009, we decreased our matching contribution by half. Effective January 1, 2011, we restored our matching contribution percentage to its previous level, one-half of the first three percent of pay contributed by the participant. We may, at our discretion, make an additional annual contribution for associates so that our total annual contribution for associates could equal up to 2.5% of net income (exclusive of extraordinary items). Salaries, wages and benefits expense in the accompanying Consolidated Statements of Income includes our 401(k) Plan contributions and administrative expenses, which were as follows (in thousands):

2011	$1,471
2010	692
2009	862

Nonqualified Deferred Compensation Plan

The Executive Nonqualified Excess Plan (the “Excess Plan”) is our nonqualified deferred compensation plan for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. Beginning in 2010, participants were permitted to defer amounts from performance-based compensation. At December 31, 2011, there were 61 participants in the Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants’ accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Beginning January 1, 2010, the timing of distributions for participants who separate from service (as described in the plan) was increased from 6 months to 12 months after the separation date. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation is included in other long-term liabilities in the Consolidated Balance Sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the Consolidated Balance Sheets. The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2011	2010
Accumulated benefit obligation	$3,448	$2,915
Aggregate market value	3,147	2,663

(7) COMMITMENTS AND CONTINGENCIES

We have committed to property and equipment purchases of approximately $94.7 million at December 31, 2011.

We are involved in certain claims and pending litigation arising in the normal course of business. Management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.

(8) RELATED PARTY TRANSACTIONS

The Company leases land from a trust in which the Company’s principal stockholder is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which were $90,000 in 2011 and are recorded as expenses in the Consolidated Statements of Income. The Company has made leasehold improvements to the land totaling approximately $6.3 million for facilities used for business meetings and customer promotion.

The brother and former sister-in-law of the Company’s principal stockholder owned an entity with a fleet of tractors that operates as an independent contractor. The brother’s ownership interest in this entity ceased during 2009. The Company paid this independent contractor $6,142,000 in 2009. The Company also sold used revenue equipment to this entity. These sales totaled $219,000 in 2009. The Company recognized gains of $39,000 in 2009. This fleet was compensated using the same independent contractor pay package as the Company’s other comparable third-party independent contractors.

The brother of the Company’s principal stockholder is the sole owner of an entity with a fleet of tractors that operated as an independent contractor. The contracts for these tractors were terminated in 2010. The Company paid this independent contractor $443,000 in 2010 and $918,000 in 2009 for purchased transportation services. The Company also sold used revenue equipment to this entity. These sales totaled $106,000 in 2011, $15,000 in 2010 and $61,000 in 2009. The Company recognized gains of $44,000 in 2011, $11,000 in 2010 and $18,000 in 2009. The Company has no notes receivable related to these revenue equipment sales. This fleet was compensated using the same independent contractor pay package as our other comparable third-party independent contractors.

The Company transacts business with TDR Transportes, S.A. de C.V. (“TDR”), a truckload carrier in the Republic of Mexico, for certain purchased transportation needs. The Company recorded operating revenues from TDR of approximately $3,965,000 in 2011, $2,885,000 in 2010 and $2,113,000 in 2009 related primarily to leasing revenue equipment and a terminal building. The Company recorded purchased transportation expense to TDR of approximately $534,000 in 2011, $413,000 in 2010 and $284,000 in 2009. The Company also sells used revenue equipment to this entity. These sales totaled $236,000 in 2011, $328,000 in 2010 and $170,000 in 2009, and the Company recognized net gains of $67,000 in 2011, $18,000 in 2010 and $51,000 in 2009. The Company had receivables related to the leases and revenue equipment sales of $3,697,000 at December 31, 2011 and $4,284,000 at

December 31, 2010. The Company also had a note receivable from TDR of $2,600,000 at December 31, 2011 and $3,600,000 at December 31, 2010. Interest receivable on this note was $31,000 as of December 31, 2011 and 2010. In 2010, the Company purchased property, including land and a building, comprising TDR’s former terminal facility for $1,274,000. The Company leased the property to an unrelated tenant and in 2011 sold the property to this unrelated tenant.

At December 31, 2009, the Company had a 5% ownership interest in Transplace, Inc. (“TPC”), a logistics joint venture of five large transportation companies. In December 2009, the operating assets of TPC were sold to an unrelated entity. Although the Company still maintains an ownership interest in the TPC holding company, the Company no longer considers the TPC operating entity to be a related party after the sale date. The Company entered into transactions with TPC for certain purchased transportation needs. The Company recorded operating revenue from TPC of approximately $2,512,000 in 2009. The Company did not record any purchased transportation expense to TPC in 2009.

(9) SEGMENT INFORMATION

We have two reportable segments – Truckload Transportation Services (“Truckload”) and Value Added Services (“VAS”).

The Truckload segment consists of two operating units, One-Way Truckload and Specialized Services, that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. One-Way Truckload is comprised of the following operating fleets: (i) the regional short-haul (“Regional”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities within geographic regions across the United States using dry van trailers; (ii) the medium-to-long-haul van (“Van”) fleet provides comparable truckload van service over irregular routes; and (iii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams. Specialized Services provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, including services for products requiring specialized trailers such as flatbed or temperature-controlled trailers. Revenues for the Truckload segment include a small amount of non-trucking revenues which consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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

The following table summarizes our segment information (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues
Truckload Transportation Services	$1,694,965	$1,550,601	$1,437,527
Value Added Services	291,109	250,983	217,942
Other	12,367	9,847	7,995
Corporate	4,409	3,589	3,006

Total	$2,002,850	$1,815,020	$1,666,470

Operating Income
Truckload Transportation Services	$157,604	$122,208	$84,524
Value Added Services	17,036	11,005	12,350
Other	(383)	(427)	(913)
Corporate	(583)	1,796	730

Total	$173,674	$134,582	$96,691

Information about the geographic areas in which we conduct business is summarized below (in thousands) as of and for the years ended December 31, 2011, 2010 and 2009. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	2011	2010	2009
Revenues
United States	$1,772,628	$1,614,183	$1,509,560

Foreign countries
Mexico	147,938	121,821	84,441
Other	82,284	79,016	72,469

Total foreign countries	230,222	200,837	156,910

Total	$2,002,850	$1,815,020	$1,666,470

Long-lived Assets
United States	$931,658	$824,649	$853,802

Foreign countries
Mexico	9,993	16,119	17,871
Other	485	287	229

Total foreign countries	10,478	16,406	18,100

Total	$942,136	$841,055	$871,902

We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. No customer generated more than 10% of our total revenues for 2011, 2010 and 2009.

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Operating revenues	$469,429	$515,897	$509,587	$507,937
Operating income	27,442	46,767	50,066	49,399
Net income	16,293	27,518	29,578	29,368
Basic earnings per share	.22	.38	.41	.40
Diluted earnings per share	.22	.38	.40	.40

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Operating revenues	$425,075	$463,469	$463,262	$463,214
Operating income	18,264	35,546	40,145	40,627
Net income	10,836	20,930	24,158	24,115
Basic earnings per share	.15	.29	.33	.33
Diluted earnings per share	.15	.29	.33	.33

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure under this item was required within the two most recent fiscal years ended December 31, 2011, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in enabling us to record, process, summarize and report information required to be included in our periodic filings with the SEC within the required time period and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Management has engaged KPMG LLP (“KPMG”), the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, to attest to and report on the effectiveness of our internal control over financial reporting. KPMG’s report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Werner Enterprises, Inc.:

We have audited Werner Enterprises, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Werner Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Werner Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Omaha, Nebraska

February 27, 2012

Changes in Internal Control over Financial Reporting

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During fourth quarter 2011, no information was required to be disclosed in a report on Form 8-K, but not reported.

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

Code of Corporate Conduct

We adopted our Code of Corporate Conduct, which is our code of ethics, that applies to our principal executive officer, principal financial officer, principal accounting officer and all other officers, employee associates and directors. The Code of Corporate Conduct is available on our website, www.werner.com under the “Investors” tab. We will post on our website any amendment to, or waiver from, any provision of our Code of Corporate Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (if any) within four business days of any such event.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2011, information about compensation plans under which our equity securities are authorized for issuance:

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,779,644 (1)	$18.01 (2)	7,917,632

(1)	Includes 646,250 shares to be issued upon vesting of outstanding restricted stock awards.
(2)	The weighted-average exercise price does not take into account the shares to be issued upon vesting of outstanding restricted stock awards, which have no exercise price.

We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.

(1)      Financial Statements: See Part II, Item 8 hereof.

(2)      Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

Page
Schedule II—Valuation and Qualifying Accounts	52

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)      Exhibits: The response to this portion of Item 15 is submitted as a separate section of this Form 10-K (see Exhibit Index on pages 53 and 54).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2012.

WERNER ENTERPRISES, INC.

By:	/s/ Gregory L. Werner

Gregory L. Werner Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Clarence L. Werner	Chairman Emeritus and Director	February 27, 2012
Clarence L. Werner

/s/ Gary L. Werner	Chairman and Director	February 27, 2012
Gary L. Werner

/s/ Gregory L. Werner	Vice Chairman, Chief Executive Officer	February 27, 2012
Gregory L. Werner	and Director (Principal Executive Officer)

/s/ Michael L. Steinbach	Director	February 27, 2012
Michael L. Steinbach

/s/ Kenneth M. Bird, Ed.D.	Director	February 27, 2012
Kenneth M. Bird, Ed.D.

/s/ Patrick J. Jung	Director	February 27, 2012
Patrick J. Jung

/s/ Duane K. Sather	Director	February 27, 2012
Duane K. Sather

/s/ Dwaine J. Peetz, Jr., M.D.	Director	February 27, 2012
Dwaine J. Peetz, Jr., M.D.

/s/ John J. Steele	Executive Vice President,	February 27, 2012
John J. Steele	Treasurer and Chief Financial
Officer (Principal Financial Officer)

/s/ James L. Johnson	Executive Vice President, Chief	February 27, 2012
James L. Johnson	Accounting Officer and Corporate
Secretary (Principal Accounting Officer)

SCHEDULE II

WERNER ENTERPRISES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2011:
Allowance for doubtful accounts	$9,484	$633	$(37)	$10,154

Year ended December 31, 2010:
Allowance for doubtful accounts	$9,167	$1,047	$730	$9,484

Year ended December 31, 2009:
Allowance for doubtful accounts	$9,555	$899	$1,287	$9,167

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description	Page Number or Incorporated by Reference to

3(i)	Restated Articles of Incorporation	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.1	Werner Enterprises, Inc. Equity Plan	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 8, 2007

10.2	Non-Employee Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

10.3	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., as amended	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.4	Named Executive Officer Compensation	Filed herewith

10.5	Lease Agreement, as amended February 8, 2007, between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.6	License Agreement, dated February 8, 2007 between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.7	Form of Notice of Grant of Nonqualified Stock Option	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2007

10.8	Form of Restricted Stock Award Agreement for recipients under the Werner Enterprises, Inc. Equity Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2009

11	Statement Re: Computation of Per Share Earnings	See Note 1 (Common Stock and Earnings Per Share) in the Notes to Consolidated Financial Statements under Item 8 herein

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Pursuant to applicable federal securities rules and regulations, the Company has complied with the reporting obligation relating to the submission of interactive data files in such exhibits. Therefore, the Company is not subject to liability under any anti-fraud provisions of the federal securities laws if the Company (i) makes a good faith attempt to comply with the interactive data file submission and posting requirements and (ii) upon becoming aware that any such data file fails to comply with such requirements, promptly amends any noncompliant data file. The Company is also not subject to the liability and anti-fraud provisions of the federal securities laws if an error or omission in an electronic filing results solely from electronic transmission errors beyond the filer’s control and, upon becoming aware of such error or omission, the filer corrects the error or omission by filing an electronic amendment as soon as reasonably practicable. Users of this data are advised that the interactive data files are furnished and not filed, are not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under such mentioned sections.