Form 10-Q
period 2012-03-31
WERNER ENTERPRISES INC
filed 2012-05-07
CIK 793074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, 72,857,376 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I

FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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

Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.

These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our 2011 Form 10-K.

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
	(Unaudited)
Operating revenues	$498,376	$469,429

Operating expenses:
Salaries, wages and benefits	133,848	132,863
Fuel	102,937	97,931
Supplies and maintenance	41,837	41,189
Taxes and licenses	22,532	23,026
Insurance and claims	19,224	18,060
Depreciation	40,671	39,718
Rent and purchased transportation	100,510	88,497
Communications and utilities	3,819	3,923
Other	(2,404)	(3,220)

Total operating expenses	462,974	441,987

Operating income	35,402	27,442

Other expense (income):
Interest expense	142	28
Interest income	(422)	(345)
Other	(24)	26

Total other expense (income)	(304)	(291)

Income before income taxes	35,706	27,733
Income taxes	14,461	11,440

Net income	$21,245	$16,293

Earnings per share:
Basic	$0.29	$0.22

Diluted	$0.29	$0.22

Dividends declared per share	$0.050	$0.050

Weighted-average common shares outstanding:
Basic	72,854	72,704

Diluted	73,390	73,138

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2012	2011
	(Unaudited)
Net income	$21,245	$16,293

Other comprehensive income (loss):
Foreign currency translation adjustments	1,185	548

Other comprehensive income (loss)	1,185	548

Comprehensive income	$22,430	$16,841

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,072	$12,412
Accounts receivable, trade, less allowance of $10,243 and $10,154, respectively	213,201	218,712
Other receivables	9,374	9,213
Inventories and supplies	27,983	30,212
Prepaid taxes, licenses and permits	11,171	15,094
Current deferred income taxes	25,514	25,805
Other current assets	18,878	29,883

Total current assets	318,193	341,331

Property and equipment	1,673,961	1,625,008
Less – accumulated depreciation	689,686	682,872

Property and equipment, net	984,275	942,136

Other non-current assets	21,955	18,949

Total assets	$1,324,423	$1,302,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$7,407	$6,671
Accounts payable	87,914	93,486
Insurance and claims accruals	59,512	62,681
Accrued payroll	22,676	19,483
Other current liabilities	24,286	16,504

Total current liabilities	201,795	198,825

Other long-term liabilities	14,901	14,194
Insurance and claims accruals, net of current portion	122,750	121,250
Deferred income taxes	239,736	243,000
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 72,857,376 and 72,847,576 shares outstanding, respectively	805	805
Paid-in capital	95,524	94,396
Retained earnings	797,596	779,994
Accumulated other comprehensive loss	(3,985)	(5,170)
Treasury stock, at cost; 7,676,160 and 7,685,960 shares, respectively	(144,699)	(144,878)

Total stockholders’ equity	745,241	725,147

Total liabilities and stockholders’ equity	$1,324,423	$1,302,416

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$21,245	$16,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,671	39,718
Deferred income taxes	(2,714)	10,759
Gain on disposal of property and equipment	(4,747)	(4,775)
Stock-based compensation	1,122	609
Insurance and claims accruals, net of current portion	1,500	2,000
Other	(1,389)	478
Changes in certain working capital items:
Accounts receivable, net	5,511	(20,301)
Other current assets	16,807	1,666
Accounts payable	(1,811)	4,955
Other current liabilities	7,804	2,398

Net cash provided by operating activities	83,999	53,800

Cash flows from investing activities:
Additions to property and equipment	(95,954)	(37,615)
Retirements of property and equipment	13,405	17,561
Decrease in notes receivable	623	1,271

Net cash used in investing activities	(81,926)	(18,783)

Cash flows from financing activities:
Repayments of short-term debt	(80,000)	(20,000)
Proceeds from issuance of short-term debt	80,000	20,000
Change in net checks issued in excess of cash balances	736	0
Dividends on common stock	(3,642)	(3,632)
Stock options exercised	175	1,902
Excess tax benefits from exercise of stock options	10	317

Net cash used in financing activities	(2,721)	(1,413)

Effect of exchange rate fluctuations on cash	308	29
Net increase in cash and cash equivalents	(340)	33,633
Cash and cash equivalents, beginning of period	12,412	13,966

Cash and cash equivalents, end of period	$12,072	$47,599

Supplemental disclosures of cash flow information:
Interest paid	$141	$28
Income taxes paid	1,093	5,741
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$1,517	$1,028
Property and equipment acquired included in accounts payable	13,265	2,485
Property and equipment disposed included in other receivables	343	678

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Accounting Policies

Presentation of Comprehensive Income

Effective January 1, 2012, we adopted, on a retrospective basis, the new accounting guidance on the presentation of comprehensive income. As a result of the adoption, we report total comprehensive income and the components of net income and other comprehensive income in two separate consecutive statements. Adoption of this guidance had no effect on our consolidated financial position, results of operations and cash flows.

(2)	Credit Facilities

As of March 31, 2012, we have committed credit facilities with two banks totaling $225.0 million that mature in May 2012 ($50.0 million) and November 2013 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of March 31, 2012, we had no borrowings outstanding under these credit facilities with banks. In April 2012, we borrowed $20.0 million. The $225.0 million of credit available under these facilities is further reduced by $37.9 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At March 31, 2012, we were in compliance with these covenants.

(3)	Income Taxes

For the three-month period ended March 31, 2012, there were no material changes to the total amount of unrecognized tax benefits. We accrued (in thousands) interest expense of $71 during the three-month period ended March 31, 2012. Our total gross liability for unrecognized tax benefits at March 31, 2012 is $11,086. If recognized, $7,085 of unrecognized tax benefits would impact our effective tax rate. Interest of $3,455 has been reflected as a component of the total liability. We do not expect any other significant increases or decreases for uncertain tax positions during the next twelve months.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2007 through 2011 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. In May 2010, the IRS began an audit of the 2007 and 2008 tax years. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(4)	Commitments and Contingencies

As of March 31, 2012, we have committed to property and equipment purchases of approximately $43.3 million.

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

	Three Months Ended March 31,
	2012	2011
Net income	$21,245	$16,293

Weighted average common shares outstanding	72,854	72,704
Dilutive effect of stock-based awards	536	434

Shares used in computing diluted earnings per share	73,390	73,138

Basic earnings per share	$0.29	$0.22

Diluted earnings per share	$0.29	$0.22

There were no options to purchase shares of common stock that were outstanding during the periods indicated above that were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period.

(6)	Stock-Based Compensation

Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of March 31, 2012, there were 7,917,632 shares available for granting additional awards.

We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of March 31, 2012, the total unrecognized compensation cost related to non-vested stock-based compensation awards was approximately $8.6 million and is expected to be recognized over a weighted average period of 3.0 years. The following table summarizes the stock-based compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options:
Pre-tax compensation expense	$102	$168
Tax benefit	41	69

Stock option expense, net of tax	$61	$99

Restricted stock:
Pre-tax compensation expense	$1,020	$441
Tax benefit	413	182

Restricted stock expense, net of tax	$607	$259

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

The following table summarizes stock option activity for the three months ended March 31, 2012:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	1,133	$18.01
Options granted	0	$0.00
Options exercised	(10)	$17.85
Options forfeited	0	$0.00
Options expired	0	$0.00

Outstanding at end of period	1,123	$18.01	4.07	$7,692

Exercisable at end of period	850	$17.84	3.13	$5,973

We did not grant any stock options during the three-month periods ended March 31, 2012 and 2011. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $0.1 million and $1.2 million for the three-month periods ended March 31, 2012 and 2011, respectively.

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

The following table summarizes restricted stock activity for the three months ended March 31, 2012:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	646	$20.29
Shares granted	0	$0.00
Shares vested	0	$0.00
Shares forfeited	0	$0.00

Nonvested at end of period	646	$20.29

We did not grant any shares of restricted stock during the three-month periods ended March 31, 2012 and 2011. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues
Truckload Transportation Services	$417,490	$402,346
Value Added Services	76,754	63,573
Other	3,057	2,677
Corporate	1,075	833

Total	$498,376	$469,429

Operating Income
Truckload Transportation Services	$31,364	$24,266
Value Added Services	3,986	3,410
Other	504	281
Corporate	(452)	(515)

Total	$35,402	$27,442

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

The MD&A should be read in conjunction with our 2011 Form 10-K.

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

Operating revenues reported in our operating statistics table under “Results of Operations” are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the operating units in the Truckload segment (One-Way Truckload and Specialized Services). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and WGL), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In first quarter 2012, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 83% of total operating revenues, and non-trucking and other operating revenues accounted for 17% of total operating revenues.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes, payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles driven. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for first quarter 2012 to first quarter 2011, several industry-wide issues could cause costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

Results of Operations:

The following operating statistics table sets forth certain industry data regarding our freight revenues and operations for the periods indicated.

	Three Months Ended March 31,		%
	2012	2011	Change
Trucking revenues, net of fuel surcharge (1)	$321,226	$316,447	1.5%
Trucking fuel surcharge revenues (1)	93,207	83,273	11.9%
Non-trucking revenues, including VAS (1)	79,783	66,165	20.6%
Other operating revenues (1)	4,160	3,544	17.4%

Total operating revenues (1)	$498,376	$469,429	6.2%

Operating ratio (consolidated) (2)	92.9%	94.2%
Average monthly miles per tractor	9,660	9,705	-0.5%
Average revenues per total mile (3)	$1.541	$1.502	2.6%
Average revenues per loaded mile (3)	$1.748	$1.693	3.2%
Average percentage of empty miles (4)	11.88%	11.26%	5.5%
Average trip length in miles (loaded)	432	450	-4.0%
Total miles (loaded and empty) (1)	208,507	210,634	-1.0%
Average tractors in service	7,195	7,235	-0.6%
Average revenues per tractor per week (3)	$3,434	$3,364	2.1%
Total tractors (at quarter end)
Company	6,685	6,645
Independent contractor	615	655

Total tractors	7,300	7,300

Total trailers (Truckload and Intermodal, at quarter end)	23,165	23,530

(1)	Amounts in thousands.
(2)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.
(3)	Net of fuel surcharge revenues.
(4)	“Empty” refers to miles without trailer cargo.

The following table sets forth the operating revenues, operating expenses and operating income for the Truckload segment. Operating revenues for the Truckload segment are primarily categorized as trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues but also include a small amount of non-trucking revenues as described on page 14. These non-trucking revenues were $3.0 million for the three-month period ended March 31, 2012 and $2.6 million for the three-month period ended March 31, 2011.

	Three Months Ended March 31,
	2012		2011
Truckload Transportation Services (amounts in thousands)	$	%	$	%
Operating revenues	$417,490	100.0	$402,346	100.0
Operating expenses	386,126	92.5	378,080	94.0

Operating income	$31,364	7.5	$24,266	6.0

Higher fuel prices and higher fuel surcharge revenues increase our consolidated operating ratio and the Truckload segment’s operating ratio when fuel surcharges are reported on a gross basis as revenues versus netting against fuel expenses. Eliminating fuel surcharge revenues, which are generally a more volatile source of revenue, provides a more consistent basis for comparing the results of operations from period to period. The following table calculates the Truckload segment’s operating ratio as if fuel surcharges are excluded from operating revenues and instead reported as a reduction of operating expenses.

	Three Months Ended March 31,
	2012		2011
Truckload Transportation Services (amounts in thousands)	$	%	$	%
Operating revenues	$417,490		$402,346
Less: trucking fuel surcharge revenues	93,207		83,273

Operating revenues, excluding fuel surcharge revenues	324,283	100.0	319,073	100.0

Operating expenses	386,126		378,080
Less: trucking fuel surcharge revenues	93,207		83,273

Operating expenses, excluding fuel surcharge revenues	292,919	90.3	294,807	92.4

Operating income	$31,364	9.7	$24,266	7.6

The following table sets forth the VAS segment’s non-trucking revenues, rent and purchased transportation expense, gross margin, other operating expenses and operating income. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense. VAS also incurs smaller expense amounts in the supplies and maintenance, depreciation, rent and purchased transportation (excluding third-party capacity costs), insurance, communications and utilities and other operating expense categories.

	Three Months Ended March 31,
	2012		2011
Value Added Services (amounts in thousands)	$	%	$	%
Operating revenues	$76,754	100.0	$63,573	100.0
Rent and purchased transportation expense	65,263	85.0	53,332	83.9

Gross margin	11,491	15.0	10,241	16.1
Other operating expenses	7,505	9.8	6,831	10.7

Operating income	$3,986	5.2	$3,410	5.4

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Revenues

Operating revenues increased 6.2% for the three months ended March 31, 2012, compared to the same period of the prior year. Trucking revenues, net of fuel surcharge, increased 1.5% due primarily to a 2.6% increase in average revenues per total mile, net of fuel surcharge, offset by a 0.5% decrease in average monthly miles per tractor and a 0.6% decrease in the average number of tractors in service.

First quarter 2012 freight demand (as measured by our daily morning ratio of loads to trucks in our One-Way Truckload network) exhibited typical seasonal freight trends and gradually improved from January to February to March. Freight trends in first quarter 2012 were more steady and balanced throughout the U.S. geographic network compared to first quarter 2011. Unusually mild winter weather throughout much of the U.S. in first quarter 2012 compared favorably to more severe winter weather trends in first quarter 2011. This had a modest positive impact on operational efficiency and certain operating costs in first quarter 2012 compared to first quarter 2011. In April 2012, we experienced normal seasonal freight improvement compared to March 2012. We continue to believe that favorable truckload demand trends are caused to a greater degree by supply side constraints limiting truckload capacity, as compared to growing demand generated by increased economic activity.

Average revenues per loaded mile, net of fuel surcharge, increased 3.2% from $1.693 in first quarter 2011 to $1.748 in first quarter 2012. In comparison, average revenues per total mile, net of fuel surcharge, increased 2.6% because our average percentage of empty miles increased from 11.26% in first quarter 2011 to 11.88% in first quarter 2012. Pent-up freight demand from severe winter storms in the first five weeks of first quarter 2011 contributed to unusually strong customer demand for truck capacity in the latter part of first quarter 2011. This resulted in higher spot market rates and significant customer capacity charges for repositioning trucks and providing trucks above committed levels, both of which aided in improving revenue per total mile in first quarter 2011. Contractual rate increase awards year to date in 2012 are similar to percentage increases in the same period of 2011.

Average monthly miles per tractor decreased slightly from 9,705 in first quarter 2011 to 9,660 in first quarter 2012 (0.5% decrease), a narrowing of the year-over-year percentage decline compared to the prior three quarterly periods. The average number of tractors in service decreased slightly, by 0.6%, from 7,235 in first quarter 2011 to 7,195 in first quarter 2012. In the last half of 2011, we operated slightly below our fleet goal of 7,300 trucks due to the challenging driver market, and we ended 2011 with 7,200 trucks. We worked to increase our truck count to the 7,300 level during first quarter 2012, and we achieved this during the final week of the quarter. We currently intend to maintain our fleet count at approximately 7,300 trucks and focus on expanding our operating margin percentage and improving our returns on assets, equity and invested capital while providing a broad portfolio of services for our customers.

Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. These revenues increased 11.9% from $83.3 million in first quarter 2011 to $93.2 million in first quarter 2012 because of higher average fuel prices in first quarter 2012. On a total-mile basis, trucking fuel surcharge revenues increased 5.2 cents, from 39.5 cents in first quarter 2011 to 44.7 cents in first quarter 2012. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload, specialized and logistics (which includes the VAS segment) services by growing our logistics services revenues. Our Specialized Services unit ended first quarter 2012 with 3,525 trucks (48% of our total fleet).

VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues increased 20.7% from $63.6 million in first quarter 2011 to $76.8 million in first quarter 2012. The increases occurred in Brokerage, Intermodal and WGL. The gross number of VAS shipments increased by 12% year over year, but VAS shifted only 4% more shipments not committed to third-party capacity providers to our Truckload segment. Thus the net number of VAS shipments moved by third-party capacity providers increased by 16% in first quarter 2012. VAS gross margin dollars increased 12.2% from $10.2 million in first quarter 2011 to $11.5 million for the same period in 2012, however the gross margin percentage decreased from 16.1% in 2011 to 15.0% in 2012 during the same first quarter periods. This was due to more rapid growth in the lower margin Intermodal and WGL business units. VAS operating income increased 16.9% from $3.4 million in first quarter 2011 to $4.0 million in first quarter 2012. The following table shows the changes in VAS shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

	Three Months Ended March 31,
	2012	2011	Difference	% Change
Total VAS shipments	66,820	59,436	7,384	12%
Less: Non-committed shipments to Truckload segment	19,157	18,405	752	4%

Net VAS shipments	47,663	41,031	6,632	16%

Average revenue per shipment	$1,523	$1,470	$53	4%

Brokerage revenues in first quarter 2012 increased 13% compared to first quarter 2011 due to a 3% increase in shipment volume and a 10% increase in average revenue per shipment. Brokerage gross margin percentage and operating income percentage both increased year-over-year. Intermodal revenues increased 46%, and Intermodal gross margin and operating income both increased by an even higher percentage, comparing first quarter 2012 to first quarter 2011. Werner Global Logistics revenues increased 40% in first quarter 2012 compared to first quarter 2011.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 92.9% for the three months ended March 31, 2012, compared to 94.2% for the three months ended March 31, 2011. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.

	Three Months Ended March 31,		Increase (Decrease) per Mile
	2012	2011
Salaries, wages and benefits	$0.608	$0.601	$0.007
Fuel	0.491	0.464	0.027
Supplies and maintenance	0.189	0.184	0.005
Taxes and licenses	0.108	0.109	(0.001)
Insurance and claims	0.092	0.085	0.007
Depreciation	0.192	0.183	0.009
Rent and purchased transportation	0.166	0.166	0.000
Communications and utilities	0.018	0.018	0.000
Other	(0.012)	(0.015)	0.003

Independent contractor costs are included in rent and purchased transportation expense. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). Independent contractor miles as a percentage of total miles were 10.6% for first quarter 2012 compared to 11.3% for first quarter 2011. This decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 1.0 cent per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.3 cents; (ii) fuel, 0.4 cents; (iii) depreciation, 0.1 cent; (iv) supplies and maintenance, 0.1 cent; and (v) taxes and licenses, 0.1 cent.

Salaries, wages and benefits in the Truckload segment increased 0.7 cents per mile on a total-mile basis in first quarter 2012 compared to first quarter 2011 due to higher non-driver and driver salaries, partially offset by lower benefits expense. The increase in salaries expense resulted from higher stock-based compensation expense, certain discretionary driver pay and bonus pay programs, and the effects of lower miles per truck and fewer average tractors in service during first quarter 2012. The higher cost per mile of salaries, wages and benefits expense for first quarter 2012 compared to first quarter 2011 was also attributed to the shift from rent and purchased transportation expense to this expense category (approximately 0.3 cents per mile) because of the decrease in independent contractor miles as a percentage of total miles. These increases were partially offset by lower benefits expense and state unemployment taxes. Our unemployment tax expense was approximately $1.0 million lower in first quarter 2012 than in first quarter 2011 because of decreases in state unemployment tax contribution rates in 2012, due in part to more favorable claims experience. Over half of the expected annual state unemployment tax decrease occurred in first quarter 2012, and we currently expect the remaining expense decrease of $0.7 million to be spread over the last three quarters of 2012. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 9.6%, and net VAS shipments retained by VAS increased by 16%.

We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2012. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premium rate for the policy year beginning April 2012 is slightly lower than the rate for the previous policy year.

The driver recruiting and retention market remained challenging in first quarter 2012 and was comparable to the driver market in fourth quarter 2011. We believe that (i) an improved freight market,

(ii) extended unemployment benefit payment programs, (iii) changing industry safety regulations, and (iv) a reduction in available truck driving school graduates continue to tighten driver supply. However, we continue to believe our position in the current driver market is better than that of many competitors because over 70% of our driving jobs are in more attractive, shorter-haul Regional and Specialized Services fleet operations that enable us to return drivers to their homes on a more frequent and consistent basis. Assuming the domestic economy strengthens, we expect driver market challenges to increase as 2012 progresses. We are unable to predict whether we will experience future driver shortages. If such a shortage was to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased 2.7 cents per total mile for the Truckload segment in first quarter 2012 compared to first quarter 2011 due to higher average diesel fuel prices, offset by fuel efficiency improvements, as further discussed below, and the effects of unusually mild winter weather. Average diesel fuel prices were 30 cents per gallon higher in first quarter 2012 than in first quarter 2011.

We continue to employ measures to improve our fuel miles per gallon (“mpg”) such as (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet. We continue to invest in fuel-saving equipment solutions such as (i) new trucks with EPA 2010 compliant engines, (ii) more aerodynamic truck features, (iii) idle reduction systems, (iv) tire inflation systems and (v) trailer skirts that reduce our fuel gallons purchased and improve our mpg. These measures and milder weather conditions in first quarter 2012 resulted in a significant improvement in mpg in first quarter 2012 compared to first quarter 2011. However, fuel savings from better mpg is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as a U.S. Environmental Protection Agency (the “EPA”) SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

For April 2012, the average diesel fuel price per gallon was approximately $0.06 lower than the average diesel fuel price per gallon in the same period of 2011 and approximately $0.08 higher than in second quarter 2011.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance for the Truckload segment increased 0.5 cents per total mile in first quarter 2012 compared to first quarter 2011 due primarily to increases in a combination of expenses including driver advertising, student referral fees, travel expenses, and miscellaneous expenses. Maintenance costs did not change significantly from first quarter 2011 to first quarter 2012. We attribute this to a combination of factors, including the gradual reduction in the average age of our company truck fleet and mild winter weather conditions in first quarter 2012 compared to more severe winter weather in first quarter 2011. We continue to buy new trucks to replace older trucks we sell or trade, and as a result, we reduced the average age of our company truck fleet during first quarter 2012 from 2.4 years to 2.3 years. We currently expect the average age of the company truck fleet to further decrease to approximately 2.1 years by the end of 2012 based on our anticipated capital expenditures for new trucks. We believe the reduction of the average age may contribute to a decrease in some supplies and maintenance expenses in 2012.

Taxes and licenses for the Truckload segment decreased 0.1 cent on a total-mile basis in first quarter 2012 compared to first quarter 2011 due to a decrease in fuel taxes per mile resulting from better company truck fuel mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.

Insurance and claims for the Truckload segment increased by 0.7 cents per total mile in first quarter 2012 compared to first quarter 2011. The increase is primarily the result of higher expense from net unfavorable loss development on larger liability claims in first quarter 2012, partially offset by a lower frequency of larger claims and net favorable development on smaller liability claims in first quarter 2012 compared to net unfavorable development on smaller liability claims in first quarter 2011. The larger portion of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the smaller portion results from insurance premiums for high dollar claim coverage. We renewed our liability insurance policies on August 1, 2011 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2011 are comparable to the previous policy year on a per-mile basis.

Depreciation expense for the Truckload segment increased 0.9 cents per total mile in first quarter 2012 compared to first quarter 2011. This increase was due primarily to higher tractor and trailer depreciation resulting from the higher cost of new equipment and, to a lesser extent, the effect of lower miles per truck. Depreciation expense was historically affected by two changes to engine emissions standards imposed by the EPA that became effective in October 2002 and in January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. In 2012, we continued to purchase trucks with 2010-standard engines to replace older trucks that we sold or traded, and as of March 31, 2012, approximately 42% of our company tractors had engines that comply with the 2010 emissions standards. Depreciation expense per mile increased in 2012 due to higher prices for these new trucks and is expected to increase further as we continue to replace tractors.

Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 85.0% in first quarter 2012 compared to 83.9% in first quarter 2011 due to the higher cost of third-party carrier capacity in the more rapidly growing Intermodal and WGL business units.

Rent and purchased transportation for the Truckload segment did not change on a total-mile basis from first quarter 2011 to first quarter 2012. Increased fuel prices that resulted in higher reimbursements to independent contractors for fuel were partially offset by a shift from rent and purchased transportation expense to salaries, wages and benefits and several other expense categories because of the decrease in independent contractor truck miles as a percentage of total miles. Our customer fuel surcharge programs do not differentiate between miles generated by company and independent contractor trucks. Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment. We have historically been able to add company tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases. We entered into non-cancelable operating leases for certain tractors during second quarter 2011, which resulted in additional expense of approximately $0.4 million in first quarter 2012 compared to first quarter 2011.

Other operating expenses for the Truckload segment increased 0.3 cents per total mile in first quarter 2012 compared to first quarter 2011 due primarily to an increase in professional fees. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $4.7 million in first quarter 2012 compared to $4.8 million in both first quarter 2011 and fourth quarter 2011. In first quarter 2012, we realized higher average gains per truck sold but sold fewer trucks than in first quarter 2011. We sold fewer trailers, and average gains per trailer sold decreased slightly. The market for the sale of used trucks and trailers remain strong. We believe our wholly-owned subsidiary and used truck and trailer retail network, Fleet Truck Sales, is one of the larger Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading used trucks to original equipment manufacturers when purchasing new trucks.

Other Expense (Income)

We recorded interest income of $0.4 million in first quarter 2012 and $0.3 million in first quarter 2011, and interest expense also increased in first quarter 2012 because of higher average outstanding debt during first quarter 2012 compared to first quarter 2011.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 40.50% for first quarter 2012 from 41.25% for first quarter 2011. The lower income tax rate is attributed to higher projected income before income taxes on an annualized basis, which caused non-deductible expenses, such as driver per diem, to comprise a smaller percentage of our income before income taxes.

Liquidity and Capital Resources:

During the three months ended March 31, 2012, net cash provided by operating activities increased to $84.0 million, a 56% increase ($30.2 million) in cash flows compared to the same three-month period one year ago. The increase in net cash provided by operating activities resulted primarily from a (i) $25.8 million increase in cash flows related to accounts receivable because of shipment growth and increasing rates and fuel surcharge in March 2011 and (ii) a $4.6 million decrease in income tax payments in first quarter 2012 compared to first quarter 2011. This change in income tax payments is reflected in the net change in deferred income taxes, other current assets and other current liabilities on the consolidated statements of cash flow. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by net short-term borrowings under our existing credit facilities.

Net cash used in investing activities increased from $18.8 million for the three-month period ended March 31, 2011 to $81.9 million for the three-month period ended March 31, 2012. Net property additions (primarily revenue equipment) were $82.5 million for the three-month period ended March 31, 2012, compared to $20.1 million during the same period of 2011. This increase occurred because we purchased more new trucks and trailers in the 2012 period than in the 2011 period.

As of March 31, 2012, we were committed to property and equipment purchases, net of trades, of approximately $43.3 million. We currently expect our net capital expenditures (primarily revenue equipment) in 2012 to be in the range of $160.0 million to $210.0 million, compared to net capital expenditures in 2011 of $232.2 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities used $2.7 million during the three months ended March 31, 2012 and $1.4 million during the same period in 2011. During the three-month period ended March 31, 2012, we borrowed and repaid $80.0 million of short-term debt, and during the same period in 2011 we borrowed and repaid short-term debt totaling $20.0 million. We paid dividends of $3.6 million in both the three-month periods ended March 31, 2012 and 2011, and we did not repurchase any of our common stock during either period. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends upon stock market conditions and other factors. As of March 31, 2012, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.

Management believes our financial position at March 31, 2012 is strong. As of March 31, 2012, we had $12.1 million of cash and cash equivalents and $745.2 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of March 31, 2012, we had $225.0 million of available credit pursuant to two credit facilities, of which we had no outstanding borrowings. The $225.0 million of credit available under these facilities is reduced by the $37.9 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:

The following tables set forth our contractual obligations and commercial commitments as of March 31, 2012.

Payments Due by Period

(in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$11.1	$0.4	$—	$—	$—	$10.7
Property and equipment purchase commitments	43.3	43.3	—	—	—	—
Operating leases	5.1	1.6	3.3	0.2	—	—

Total contractual cash obligations	$59.5	$45.3	$3.3	$0.2	$—	$10.7

Other Commercial Commitments
Unused lines of credit	$187.1	$50.0	$137.1	$—	$—	$—
Stand-by letters of credit	37.9	37.9	—	—	—	—

Total commercial commitments	$225.0	$87.9	$137.1	$—	$—	$—

Total obligations	$284.5	$133.2	$140.4	$0.2	$—	$10.7

We have committed credit facilities with two banks totaling $225.0 million that mature in May 2012 ($50.0 million) and November 2013 ($175.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of March 31, 2012, we had no borrowings outstanding under these credit facilities with banks. In April 2012, we borrowed $20.0 million. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, net of trades, primarily for revenue equipment. As of March 31, 2012, we have recorded an $11.1 million liability for unrecognized tax benefits. We expect $0.4 million to be settled within the next twelve months and are unable to reasonably determine when the $10.7 million categorized as “period unknown” will be settled.

Off-Balance Sheet Arrangements:

We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at March 31, 2012 was approximately $5.1 million.

Regulations:

Item 1 of Part I of our 2011 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2011 Form 10-K.

The release by the FMCSA of a final rule regarding minimum requirements for entry level driver training programs has been delayed, and publication of such rule is no longer expected to occur in 2012.

In December 2011, the FMCSA adopted and issued a final rule that amended the hours of service regulations. The rule includes provisions which affect restart periods, rest breaks, on-duty time, and penalties for violations. In February 2012, the American Trucking Associations and three advocacy groups filed two separate lawsuits to challenge the new rule. We are currently evaluating the new provisions and are unable to predict the expected impact on our operations. However, we currently believe the new rule will result in a minimal decrease in truck productivity.

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

Information regarding our Critical Accounting Policies can be found in our 2011 Form 10-K. Together with the effects of the matters described there, these factors may significantly impact our results of operations from period to period. The most significant accounting policies and estimates that affect our financial statements include the following:

•	Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers.

•	Impairment of long-lived assets.

•	Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation.

•	Policies for revenue recognition.

•	Accounting for income taxes.

•	Allowance for doubtful accounts.

We periodically evaluate these policies and estimates as events and circumstances change. There have been no material changes to these critical accounting policies and estimates from those discussed in our 2011 Form 10-K.

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

New Accounting Pronouncements Adopted

In May 2011, an update was made to “Fair Value Measurement.” This update represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The amendments in this update result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments in this update are to be applied prospectively. This update became effective for us beginning January 1, 2012 and, upon adoption, had no effect on our consolidated financial position, results of operations and cash flows.

In June 2011, an update was made to “Comprehensive Income.” The amendments in this update address the presentation of comprehensive income in an entity’s financial statements and allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, which is the presentation method we previously used. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively. In accordance with this update, we now present the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements. In December 2011, the FASB deferred the requirements to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. These updates became effective for us beginning January 1, 2012 and, upon adoption, had no effect on our consolidated financial position, results of operations and cash flows.

In September 2011, an update was made to “Intangibles – Goodwill and Other.” The amendments in this update address the testing of goodwill for impairment and state that an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This update became effective for us beginning January 1, 2012 and, upon adoption, had no effect on our consolidated financial position, results of operations and cash flows.

Accounting Standards Updates Not Yet Effective

Accounting Standards Updates not effective until after March 31, 2012 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of March 31, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk

We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $1.2 million for first quarter 2012 and $0.5 million for first quarter 2011 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk

We had no debt outstanding at March 31, 2012. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of March 31, 2012, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

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

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of March 31, 2012, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the first quarter of 2012 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

11	Statement Re: Computation of Per Share Earnings	See Note 5 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

Exhibit No.	Exhibit	Incorporated by Reference to:
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

*	Pursuant to applicable federal securities rules and regulations, the Company has complied with the reporting obligation relating to the submission of interactive data files in such exhibits. Therefore, the Company is not subject to liability under any anti-fraud provisions of the federal securities laws if the Company (i) makes a good faith attempt to comply with the interactive data file submission and posting requirements and (ii) upon becoming aware that any such data file fails to comply with such requirements, promptly amends any noncompliant data file. The Company is also not subject to the liability and anti-fraud provisions of the federal securities laws if an error or omission in an electronic filing results solely from electronic transmission errors beyond the filer’s control and, upon becoming aware of such error or omission, the filer corrects the error or omission by filing an electronic amendment as soon as reasonably practicable. Users of this data are advised that the interactive data files are furnished and not filed, are not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under such mentioned sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 7, 2012	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 7, 2012	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary