Form 10-Q
period 2012-06-30
WERNER ENTERPRISES INC
filed 2012-08-06
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2012, 72,883,336 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our 2011 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
	(Unaudited)
Operating revenues	$521,812	$515,897	$1,020,188	$985,326
Operating expenses:
Salaries, wages and benefits	138,512	135,265	272,360	268,128
Fuel	99,322	110,502	202,259	208,433
Supplies and maintenance	44,741	43,085	86,578	84,274
Taxes and licenses	22,967	23,414	45,499	46,440
Insurance and claims	15,103	16,531	34,327	34,591
Depreciation	41,506	39,246	82,177	78,964
Rent and purchased transportation	108,496	98,605	209,006	187,102
Communications and utilities	3,344	3,843	7,163	7,766
Other	(3,292)	(1,361)	(5,696)	(4,581)
Total operating expenses	470,699	469,130	933,673	911,117
Operating income	51,113	46,767	86,515	74,209
Other expense (income):
Interest expense	65	10	207	38
Interest income	(433)	(345)	(855)	(690)
Other	(82)	263	(106)	289
Total other income	(450)	(72)	(754)	(363)
Income before income taxes	51,563	46,839	87,269	74,572
Income taxes	20,883	19,321	35,344	30,761
Net income	$30,680	$27,518	$51,925	$43,811
Earnings per share:
Basic	$0.42	$0.38	$0.71	$0.60
Diluted	$0.42	$0.38	$0.71	$0.60
Dividends declared per share	$0.050	$0.050	$0.100	$0.100
Weighted-average common shares outstanding:
Basic	72,859	72,794	72,857	72,749
Diluted	73,412	73,239	73,401	73,190
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
	(Unaudited)
Net income	$30,680	$27,518	$51,925	$43,811
Other comprehensive income (loss):
Foreign currency translation adjustments	(819)	176	366	724
Other comprehensive income (loss)	(819)	176	366	724
Comprehensive income	$29,861	$27,694	$52,291	$44,535
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,184	$12,412
Accounts receivable, trade, less allowance of $10,457 and $10,154, respectively	219,635	218,712
Other receivables	9,693	9,213
Inventories and supplies	26,070	30,212
Prepaid taxes, licenses and permits	7,037	15,094
Current deferred income taxes	26,901	25,805
Other current assets	15,907	29,883
Total current assets	323,427	341,331
Property and equipment	1,666,943	1,625,008
Less – accumulated depreciation	686,737	682,872
Property and equipment, net	980,206	942,136
Other non-current assets	21,927	18,949
Total assets	$1,325,560	$1,302,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$—	$6,671
Accounts payable	77,153	93,486
Insurance and claims accruals	55,274	62,681
Accrued payroll	23,328	19,483
Other current liabilities	23,017	16,504
Total current liabilities	178,772	198,825
Other long-term liabilities	15,074	14,194
Insurance and claims accruals, net of current portion	120,950	121,250
Deferred income taxes	237,978	243,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,869,626 and 72,847,576 shares outstanding, respectively	805	805
Paid-in capital	96,628	94,396
Retained earnings	824,633	779,994
Accumulated other comprehensive loss	(4,804)	(5,170)
Treasury stock, at cost; 7,663,910 and 7,685,960 shares, respectively	(144,476)	(144,878)
Total stockholders’ equity	772,786	725,147
Total liabilities and stockholders’ equity	$1,325,560	$1,302,416
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$51,925	$43,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82,177	78,964
Deferred income taxes	(5,588)	22,721
Gain on disposal of property and equipment	(10,446)	(10,422)
Stock-based compensation	2,233	1,147
Insurance and claims accruals, net of current portion	(300)	4,500
Other	(449)	(144)
Changes in certain working capital items:
Accounts receivable, net	(923)	(22,986)
Other current assets	26,069	746
Accounts payable	(8,848)	5,595
Other current liabilities	2,948	(6,902)
Net cash provided by operating activities	138,798	117,030
Cash flows from investing activities:
Additions to property and equipment	(152,429)	(140,766)
Retirements of property and equipment	30,503	34,826
Decrease in notes receivable	2,371	2,828
Net cash used in investing activities	(119,555)	(103,112)
Cash flows from financing activities:
Repayments of short-term debt	(120,000)	(20,000)
Proceeds from issuance of short-term debt	120,000	20,000
Change in net checks issued in excess of cash balances	(6,671)	—
Dividends on common stock	(7,285)	(7,271)
Stock options exercised	379	2,385
Excess tax benefits from exercise of stock options	22	471
Net cash used in financing activities	(13,555)	(4,415)
Effect of exchange rate fluctuations on cash	84	14
Net increase in cash and cash equivalents	5,772	9,517
Cash and cash equivalents, beginning of period	12,412	13,966
Cash and cash equivalents, end of period	$18,184	$23,483
Supplemental disclosures of cash flow information:
Interest paid	$207	$38
Income taxes paid	26,192	20,341
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$4,593	$2,165
Property and equipment acquired included in accounts payable	9,541	3,372
Property and equipment disposed included in other receivables	587	4,536
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Accounting Policies
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
On June 1, 2012, we entered into a new credit agreement for a $175 million four-year credit facility which will expire on May 31, 2016 and a credit agreement for a new $75 million five-year credit facility which will expire on May 31, 2017. The new credit facilities replaced our prior two credit facilities. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of June 30, 2012, we had no borrowings outstanding under these credit facilities with banks. In July 2012, we borrowed $20 million. The $250 million of credit available under these facilities is further reduced by $35.9 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At June 30, 2012, we were in compliance with these covenants.

(3)	Income Taxes
For the three-month and six-month periods ended June 30, 2012, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest of $80 thousand during the three-month period and $151 thousand during the six-month period ended June 30, 2012. Our total gross liability for unrecognized tax benefits at June 30, 2012 is $11,358 thousand. If recognized, $7,258 thousand of unrecognized tax benefits would impact our effective tax rate. Interest of $3,535 thousand has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2008 through 2011 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.
In May 2010, the IRS began an audit of our 2007 and 2008 federal income tax returns. During the second quarter of 2012, we received a notice of deficiency including proposed penalties related to our like-kind exchange program for tractors and trailers (such program was discontinued in 2010). The proposed tax deficiencies relate to timing differences for recognition of gains on sales of equipment and if upheld would allow us to file for tax refunds for tax years 2009-2011 relating to additional depreciation deductions. If the IRS position is upheld, we would be subject to interest charges, which we estimate as of June 30, 2012 to be approximately $2 million after considering the tax deductibility of the interest payments, and believe it is unlikely that the IRS would prevail in the assessment of penalties. In July 2012, we filed a petition in the United States Tax Court to contest the deficiencies. We believe our tax position complies with applicable tax law, and we will vigorously defend against the IRS position in tax court. We have not accrued a liability for any proposed penalties or interest because we believe we will ultimately prevail in this matter.

(4)	Commitments and Contingencies
As of June 30, 2012, we have committed to property and equipment purchases of approximately $82.8 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$30,680	$27,518	$51,925	$43,811
Weighted average common shares outstanding	72,859	72,794	72,857	72,749
Dilutive effect of stock-based awards	553	445	544	441
Shares used in computing diluted earnings per share	73,412	73,239	73,401	73,190
Basic earnings per share	$0.42	$0.38	$0.71	$0.60
Diluted earnings per share	$0.42	$0.38	$0.71	$0.60
There were no options to purchase shares of common stock that were outstanding during the periods indicated above that were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period.

(6)	Stock-Based Compensation
Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of June 30, 2012, there were 7,912,632 shares available for granting additional awards.
We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of June 30, 2012, the total unrecognized compensation cost related to non-vested stock-based compensation awards was approximately $7.6 million and is expected to be recognized over a weighted average period of 2.9 years. The following table summarizes the stock-based compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options:
Pre-tax compensation expense	$84	$92	$186	$260
Tax benefit	34	38	75	107
Stock option expense, net of tax	$50	$54	$111	$153
Restricted stock:
Pre-tax compensation expense	$1,027	$446	$2,047	$887
Tax benefit	416	184	829	366
Restricted stock expense, net of tax	$611	$262	$1,218	$521
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
The following table summarizes stock option activity for the six months ended June 30, 2012:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	1,133	$18.01
Options granted	—	$—
Options exercised	(22)	$17.20
Options forfeited	—	$—
Options expired	—	$—
Outstanding at end of period	1,111	$18.03	3.82	$6,514
Exercisable at end of period	838	$17.85	2.87	$5,060
We did not grant any stock options during the three-month and six-month periods ended June 30, 2012 and June 30, 2011. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $0.1 million and $0.5 million for the three-month periods ended June 30, 2012 and June 30, 2011, respectively, and $0.2 million and $1.7 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively.
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
The following table summarizes restricted stock activity for the six months ended June 30, 2012:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	646	$20.29
Shares granted	5	$22.76
Shares vested	—	$—
Shares forfeited	—	$—
Nonvested at end of period	651	$20.31
We granted 5,000 shares of restricted stock during the three-month and six-month periods ended June 30, 2012 and did not grant any shares of restricted stock during the three-month and six-month periods ended June 30, 2011. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. The present value of estimated future dividends for the 2012 grant was calculated using the following assumptions:

Dividends per share (quarterly amounts)	$0.05
Risk-free interest rate	0.9%

(7)	Segment Information
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
The following table summarizes our segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Truckload Transportation Services	$432,888	$439,944	$850,378	$842,290
Value Added Services	84,024	71,227	160,778	134,800
Other	3,481	3,234	6,538	5,911
Corporate	1,419	1,492	2,494	2,325
Total	$521,812	$515,897	$1,020,188	$985,326
Operating Income
Truckload Transportation Services	$45,074	$44,764	$76,438	$69,030
Value Added Services	4,302	3,719	8,288	7,129
Other	855	(1,903)	1,359	(1,622)
Corporate	882	187	430	(328)
Total	$51,113	$46,767	$86,515	$74,209

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
Operating revenues reported in our operating statistics table under “Results of Operations” are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the operating units in the Truckload segment (One-Way Truckload and Specialized Services). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and WGL), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In second quarter 2012, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 82% of total operating revenues, and non-trucking and other operating revenues accounted for 18% of total operating revenues.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes, payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles driven. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for second quarter 2012 to second quarter 2011, several industry-wide issues could cause costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
We provide non-trucking services primarily through the four operating units within our VAS segment. Unlike our Truckload segment, the VAS segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the VAS segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate the VAS segment's financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We generally do not have contracted long-term rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.

Results of Operations:
The following operating statistics table sets forth certain industry data regarding our freight revenues and operations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Trucking revenues, net of fuel surcharge (1)	$331,974	$333,709	(0.5)%	$653,200	$650,156	0.5%
Trucking fuel surcharge revenues (1)	97,389	103,187	(5.6)%	190,596	186,460	2.2%
Non-trucking revenues, including VAS (1)	87,440	74,240	17.8%	167,223	140,405	19.1%
Other operating revenues (1)	5,009	4,761	5.2%	9,169	8,305	10.4%
Total operating revenues (1)	$521,812	$515,897	1.1%	$1,020,188	$985,326	3.5%
Operating ratio (consolidated) (2)	90.2%	90.9%		91.5%	92.5%
Average monthly miles per tractor	9,713	10,059	(3.4)%	9,687	9,882	(2.0)%
Average revenues per total mile (3)	$1.555	$1.516	2.6%	$1.548	$1.509	2.6%
Average revenues per loaded mile (3)	$1.772	$1.719	3.1%	$1.760	$1.706	3.2%
Average percentage of empty miles (4)	12.23%	11.80%	3.6%	12.06%	11.54%	4.5%
Average trip length in miles (loaded) (5)	476	493	(3.4)%	483	497	(2.8)%
Total miles (loaded and empty) (1)	213,488	220,142	(3.0)%	421,995	430,776	(2.0)%
Average tractors in service	7,327	7,295	0.4%	7,261	7,265	—%
Average revenues per tractor per week (3)	$3,485	$3,519	(1.0)%	$3,460	$3,442	0.5%
Total tractors (at quarter end)
Company	6,675	6,675		6,675	6,675
Independent contractor	650	625		650	625
Total tractors	7,325	7,300		7,325	7,300
Total trailers (Truckload and Intermodal, at quarter end)	23,355	23,320		23,355	23,320

(1)	Amounts in thousands.

(2)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.

(3)	Net of fuel surcharge revenues.

(4)	“Empty” refers to miles without trailer cargo.

(5)
Three and six months ended June 30, 2011 average trip length (loaded) corrected. See www.werner.com ("Investors" tab under "Featured Documents") for correction of prior quarterly and annual average trip length data. The average trip length correction has no impact on the prior quarterly reporting of any other operating statistic (such as miles, revenues, empty miles, tractors, etc).

The following table sets forth the operating revenues, operating expenses and operating income for the Truckload segment. Operating revenues for the Truckload segment are primarily categorized as trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues but also include a small amount of non-trucking revenues as described on page 12. These non-trucking revenues were $3.4 million and $3.0 million for the three-month periods ended June 30, 2012 and June 30, 2011, respectively, and $6.4 million and $5.6 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$432,888	100.0	$439,944	100.0	$850,378	100.0	$842,290	100.0
Operating expenses	387,814	89.6	395,180	89.8	773,940	91.0	773,260	91.8
Operating income	$45,074	10.4	$44,764	10.2	$76,438	9.0	$69,030	8.2

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$432,888		$439,944		$850,378		$842,290
Less: trucking fuel surcharge revenues	97,389		103,187		190,596		186,460
Operating revenues, excluding fuel surcharge revenues	335,499	100.0	336,757	100.0	659,782	100.0	655,830	100.0
Operating expenses	387,814		395,180		773,940		773,260
Less: trucking fuel surcharge revenues	97,389		103,187		190,596		186,460
Operating expenses, excluding fuel surcharge revenues	290,425	86.6	291,993	86.7	583,344	88.4	586,800	89.5
Operating income	$45,074	13.4	$44,764	13.3	$76,438	11.6	$69,030	10.5

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Value Added Services (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$84,024	100.0	$71,227	100.0	$160,778	100.0	$134,800	100.0
Rent and purchased transportation expense	71,154	84.7	60,385	84.8	136,417	84.8	113,717	84.4
Gross margin	12,870	15.3	10,842	15.2	24,361	15.2	21,083	15.6
Other operating expenses	8,568	10.2	7,123	10.0	16,073	10.0	13,954	10.3
Operating income	$4,302	5.1	$3,719	5.2	$8,288	5.2	$7,129	5.3
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Operating Revenues
Operating revenues increased 1.1% for the three months ended June 30, 2012, compared to the same period of the prior year. Trucking revenues, net of fuel surcharge, decreased 0.5% due primarily to a 3.4% decrease in average monthly miles per tractor, offset by a 2.6% increase in average revenues per total mile, net of fuel surcharge, and a 0.4% increase in the average number of tractors in service.
Second quarter 2012 freight demand demonstrated typical seasonal trends and improved into June similar to second quarter 2011. Freight demand in July 2012 displayed typical seasonal trends similar to July freight trends in prior years. Supply side constraints limiting truckload capacity and demand generated by economic activity from our customers are both contributing to freight demand trends.
Average revenues per loaded mile, net of fuel surcharge, increased 3.1% from $1.719 in second quarter 2011 to $1.772 in second quarter 2012. In comparison, average revenues per total mile, net of fuel surcharge, increased 2.6% because our average percentage of empty miles increased from 11.80% in second quarter 2011 to 12.23% in second quarter 2012. Due to a 3.4% lower average trip length, our empty miles per trip remained flat at 66 miles per trip in second quarter 2012 and second quarter 2011. Contractual rate increase percentage awards to date in 2012 are similar to the same period of 2011. Our Truckload segment experienced a balanced freight market with respect to freight and trucks during second quarter 2012 with normal seasonal strengthening at the end of the quarter. Spot pricing was slightly higher in second quarter 2012 compared to second quarter 2011;

however, the number of special freight projects with customers was lower for both our truck fleets and VAS Brokerage unit in second quarter 2012. Project freight is generally high volume but short duration and therefore commands a premium price. We continue to be successful in this tightening capacity environment by working jointly with our customers to secure sustainable transportation solutions across all modes and to offset increased rates through enhanced optimization and transportation solutions whenever possible.
Average monthly miles per tractor decreased from 10,059 in second quarter 2011 to 9,713 in second quarter 2012 (3.4% decrease) due to several factors. We had a decrease in student/trainer driver teams, a 3.4% reduction in our average trip length in miles and changes in truck counts by fleet within our Dedicated fleet division. The average number of tractors in service increased slightly, by 0.4%, from 7,295 in second quarter 2011 to 7,327 in second quarter 2012. In the last half of 2011, we operated slightly below our fleet goal of 7,300 trucks due to the challenging driver market, and we ended 2011 with 7,200 trucks. During the last week of first quarter 2012, we reached our goal of 7,300 trucks. Throughout second quarter 2012, we maintained our fleet at the 7,300 truck level or slightly higher. We currently intend to maintain our fleet size at approximately this level and focus on improving our operating margin percentage and our returns on assets, equity and invested capital while providing a broad portfolio of services for our customers. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size at approximately 7,300 trucks. If such a driver market shortage was to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 5.6% from $103.2 million in second quarter 2011 to $97.4 million in second quarter 2012 because of lower average fuel prices in second quarter 2012. On a total-mile basis, trucking fuel surcharge revenues decreased 1.3 cents, from 46.9 cents in second quarter 2011 to 45.6 cents in second quarter 2012. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload, specialized and logistics (which includes the VAS segment) services by growing our logistics services revenues. Our Specialized Services unit, primarily Dedicated, ended second quarter 2012 with 3,495 trucks (48% of our total fleet).
VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues increased 18.0% from $71.2 million in second quarter 2011 to $84.0 million in second quarter 2012. The gross number of VAS shipments increased by 7% year over year, and VAS shifted 7% fewer shipments not committed to third-party capacity providers to our Truckload segment. Thus the net number of VAS shipments moved by third-party capacity providers increased by 14% in second quarter 2012. VAS gross margin dollars increased 18.7% from $10.8 million in second quarter 2011 to $12.9 million for the same period in 2012, and the gross margin percentage increased slightly from 15.2% in 2011 to 15.3% in 2012 during the same second quarter periods. VAS operating income increased 15.7% from $3.7 million in second quarter 2011 to $4.3 million in second quarter 2012. The following table shows the changes in VAS shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Difference	% Change	2012	2011	Difference	% Change
Total VAS shipments	68,376	63,671	4,705	7%	135,196	123,107	12,089	10%
Less: Non-committed shipments to Truckload segment	18,808	20,247	(1,439)	(7)%	37,965	38,652	(687)	(2)%
Net VAS shipments	49,568	43,424	6,144	14%	97,231	84,455	12,776	15%
Average revenue per shipment	$1,595	$1,531	$64	4%	$1,559	$1,501	$58	4%

Brokerage revenues in second quarter 2012 increased 11% compared to second quarter 2011 due to a 10% increase in shipment volume and a 1% increase in average revenue per shipment. Brokerage gross margin percentage declined 80 basis points due to rising capacity costs and lower special project business, which in turn caused Brokerage operating income to be essentially flat compared to second quarter 2011. Intermodal revenues increased 20%, and Intermodal operating income was slightly lower comparing second quarter 2012 to second quarter 2011. Werner Global Logistics revenues increased 57% in second quarter 2012 compared to second quarter 2011 and had a larger percentage increase in operating income.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.2% for the three months ended June 30, 2012, compared to 90.9% for the three months ended June 30, 2011. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 14 and 15 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.
The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.

	Three Months Ended June 30,		Increase (Decrease) per Mile	Six Months Ended June 30,		Increase (Decrease) per Mile
	2012	2011		2012	2011
Salaries, wages and benefits	$0.614	$0.585	$0.029	$0.611	$0.592	$0.019
Fuel	0.462	0.500	(0.038)	0.476	0.483	(0.007)
Supplies and maintenance	0.198	0.183	0.015	0.194	0.183	0.011
Taxes and licenses	0.107	0.106	0.001	0.107	0.107	—
Insurance and claims	0.070	0.074	(0.004)	0.081	0.080	0.001
Depreciation	0.196	0.175	0.021	0.194	0.179	0.015
Rent and purchased transportation	0.172	0.172	—	0.169	0.169	—
Communications and utilities	0.015	0.017	(0.002)	0.016	0.018	(0.002)
Other	(0.017)	(0.017)	—	(0.014)	(0.016)	0.002
Independent contractor costs are included in rent and purchased transportation expense. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). Independent contractor miles as a percentage of total miles were 10.9% for second quarter 2012 compared to 11.0% for second quarter 2011. This decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 0.2 cents per total mile, and other expense categories had offsetting increases on a total-mile basis in salaries, wages and benefits, 0.1 cent, and fuel, 0.1 cent.
Salaries, wages and benefits in the Truckload segment increased 2.9 cents per mile on a total-mile basis in second quarter 2012 compared to second quarter 2011. Approximately half of the increase related to driver pay, as we made certain pay adjustments over the last year to attract and retain drivers for specific fleets, and the minimal shift from rent and purchased transportation expense to this expense category (approximately 0.1 cents per mile) because of the decrease in independent contractor miles as a percentage of total miles. The remainder of the increase in this expense category resulted from higher stock-based compensation expense, the effects of lower miles per truck during second quarter 2012, and higher employee benefits expense. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 11.4%, and net VAS shipments retained by VAS increased by 14%.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2012. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premium rate for the policy year beginning April 2012 is slightly lower than the rate for the previous policy year.
The driver recruiting and retention market remained challenging in second quarter 2012 and was similar to first quarter 2012. We believe that (i) an improved freight market, (ii) extended government unemployment benefit programs, (iii) changing industry safety regulations, and (iv) a reduction in available truck driving school graduates continue to tighten driver supply. However, we continue to believe our position in the current driver market is better than that of many competitors because over 70% of our driving jobs are in more attractive, shorter-haul Regional and Specialized Services fleet operations that enable us to return drivers to their homes on a more frequent and consistent basis. In the event the domestic economy strengthens, we expect driver market challenges to increase as 2012 progresses. We are unable to predict whether we will experience future driver shortages. If such a shortage was to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased 3.8 cents per total mile for the Truckload segment in second quarter 2012 compared to second quarter 2011 due to lower average diesel fuel prices. Average diesel fuel prices were 16 cents per gallon lower in second quarter 2012 than in second quarter 2011.
We continue to employ measures to improve our fuel miles per gallon (“mpg”) such as (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet. We continue to invest in fuel-saving equipment solutions such as (i) new trucks with EPA 2010 compliant engines, (ii) more aerodynamic truck features, (iii) idle reduction systems, (iv) tire inflation systems and (v) trailer skirts that reduce our fuel gallons purchased and improve our mpg. These measures resulted in a significant improvement in mpg in second quarter 2012 compared to second quarter 2011. However, fuel savings from better mpg is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as a U.S. Environmental Protection Agency (the “EPA”) SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.
For July 2012, the average diesel fuel price per gallon was approximately 24 cents lower than the average diesel fuel price per gallon in the same period of 2011 and approximately 16 cents lower than in third quarter 2011.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance for the Truckload segment increased 1.5 cents per total mile in second quarter 2012 compared to second quarter 2011 primarily because of significantly higher tire expense due to tire price increases and increases in a combination of expenses including driver advertising, student referral fees, travel expenses and driver loadings and unloadings. We continue to buy new trucks to replace older trucks we sell or trade, and as a result, we reduced the average age of our company truck fleet during the first half of 2012 from 2.4 years to 2.3 years. We currently expect the average age of the company truck fleet to further decrease to approximately 2.1 years by the end of 2012 based on our anticipated capital expenditures for new trucks. We believe the reduction of the average age may contribute to a decrease in some supplies and maintenance expenses in 2012.
Taxes and licenses for the Truckload segment increased 0.1 cent on a total-mile basis in second quarter 2012 compared to second quarter 2011 due to the effect of lower average miles per tractor partially offset by a decrease in fuel taxes per mile resulting from better company truck fuel mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.
Insurance and claims for the Truckload segment decreased by 0.4 cents per total mile in second quarter 2012 compared to second quarter 2011. The decrease is primarily the result of net favorable loss development on smaller liability claims in second quarter 2012 compared to net unfavorable development in second quarter 2011 and a lower frequency of larger new claims, partially offset by lower reimbursements from insurance carriers for expenses on large liability claims settled in prior periods. The larger portion of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the smaller portion results from insurance premiums for high dollar claim coverage. We renewed our liability insurance policies on August 1, 2012 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2012 are comparable to the previous policy year on a per-mile basis.
Depreciation expense for the Truckload segment increased 2.1 cents per total mile in second quarter 2012 compared to second quarter 2011. This increase was due primarily to higher tractor and trailer depreciation resulting from the higher cost of new equipment and, to a lesser extent, the effect of lower miles per truck, partially offset by lower depreciation on auxiliary power units that are sold and not replaced. Depreciation expense was historically affected by two changes to engine emissions standards imposed by the EPA that became effective in October 2002 and in January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010.

Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. In 2012, we continued to purchase trucks with 2010-standard engines to replace older trucks that we sold or traded, and as of June 30, 2012, approximately 46% of our company tractors had engines that comply with the 2010 emissions standards. Depreciation expense per mile increased in 2012 due to higher prices for these new trucks and is expected to increase further as we continue to replace tractors.
Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense decreased slightly from 84.8% in second quarter 2011 to 84.7% in second quarter 2012.
Rent and purchased transportation for the Truckload segment did not change on a total-mile basis from second quarter 2011 to second quarter 2012. The small expense decreases resulting from lower reimbursements to independent contractors for fuel (due to lower fuel prices) and a shift to the salaries, wages and benefits and fuel expense categories from rent and purchased transportation expense because of the slight decrease in independent contractor truck miles as a percentage of total miles were both offset by a slight increase in payments to third-party capacity providers related to the non-trucking revenues of the Truckload segment (as described on page 12). Our customer fuel surcharge programs do not differentiate between miles generated by company and independent contractor trucks. Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment. We have historically been able to add company tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.
Other operating expenses for the Truckload segment did not change on a total-mile basis from second quarter 2011 to second quarter 2012. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $5.7 million in second quarter 2012 compared to $5.6 million in second quarter 2011 and $4.7 million in first quarter 2012. In second quarter 2012, we realized higher average gains per truck sold but sold fewer trucks than in second quarter 2011. We sold fewer trailers, and average gains per trailer sold were about the same. The market for the sale of used trucks and trailers remains strong. We believe our wholly-owned subsidiary and used truck and trailer retail network, Fleet Truck Sales, is one of the larger Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading used trucks to original equipment manufacturers when purchasing new trucks. Bad debt expense was lower in second quarter 2012 compared to second quarter 2011.
Other Expense (Income)
We recorded interest income of $0.4 million in second quarter 2012 and $0.3 million in second quarter 2011.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 40.50% for second quarter 2012 from 41.25% for second quarter 2011. The lower income tax rate is attributed to higher projected income before income taxes on an annualized basis, which caused non-deductible expenses, such as driver per diem, to comprise a smaller percentage of our income before income taxes.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Operating Revenues

Operating revenues increased 3.5% for the six months ended June 30, 2012, compared to the same period of the prior year. Trucking revenues, excluding fuel surcharges, increased 0.5% due primarily to a 2.6% increase in revenue per total mile, partially offset by a 2.0% decrease in average monthly miles per tractor. Our average percentage of empty miles increased from 11.54% in the first six months of 2011 to 12.06% during the same period in 2012. Fuel surcharge revenues increased 2.2% from $186.5 million in the 2011 year-to-date period to $190.6 million in the 2012 year-to-date period because of higher diesel fuel prices. VAS revenues increased 19.3%, from $134.8 million in the first six months of 2011 to $160.8 million in the same 2012 period. The increases occurred in Brokerage, Intermodal and WGL.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.5% for the six months ended June 30, 2012, compared to 92.5% for the same period of 2011. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 14 and 15 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

Independent contractor miles as a percentage of total miles were 10.8% for the six months ended June 30, 2012 compared to 11.2% for the six months ended June 30, 2011. This decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories. Due to this decrease, we estimate that rent and purchased transportation expense for the Truckload segment was lower by approximately 0.6 cents per total mile, and other expense categories had offsetting increases on a total-mile basis as follows: (i) salaries, wages and benefits, 0.2 cents; (ii) fuel, 0.2 cents; (iii) depreciation, 0.1 cent; and (iv) supplies and maintenance, 0.1 cent.

Salaries, wages and benefits in the Truckload segment increased by 1.9 cents per total mile in the 2012 year-to-date period. This increase was due primarily to (i) higher driver salaries, including the shift from rent and purchased transportation expense to salaries, wages and benefits expense that occurred because of the decrease in independent contractor miles as a percentage of total miles and (ii) higher non-driver salaries including stock-based compensation expense. These increases were partially offset by lower employee benefits expense. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 10.0%, and net shipments retained by VAS increased by 15%.

Fuel decreased 0.7 cents per total mile for the Truckload segment in the first six months of 2012 compared to the same period in 2011 due to improved company truck mpg, offset partially by higher average fuel prices per gallon. Average diesel fuel prices were 7 cents per gallon higher in the first six months of 2012 than in the same 2011 period.

Supplies and maintenance expense for the Truckload segment increased 1.1 cents on a total mile basis in the 2012 year-to-date period when compared to the same period in 2011 due primarily to higher tire expense resulting from increased tire prices and increases in a combination of expenses including driver advertising, student referral fees, travel expenses and miscellaneous expenses.

Taxes and licenses for the Truckload segment did not change on a total-mile basis for the first six months of 2012 compared to the same period in 2011. The effect of lower average miles per tractor was offset by a decrease in fuel taxes per mile resulting from better company truck fuel mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.

Insurance and claims decreased 0.1 cents on a total-mile basis for the Truckload segment due to net favorable loss development on smaller liability claims in the first half of 2012 compared to net unfavorable development in the same period of 2011 and a lower frequency of larger new claims, partially offset by net unfavorable loss development on larger liability claims and lower reimbursements from insurance carriers for expenses on large liability claims settled in prior periods.

Depreciation for the Truckload segment increased 1.5 cents per total mile in the 2012 year-to-date period compared to the same period in 2011. This increase was due primarily to higher tractor and trailer depreciation resulting from the higher cost of new equipment and, to a lesser extent, the effect of fewer miles per truck.

Rent and purchased transportation for the Truckload segment did not change on a total-mile basis in the first six months of 2012 compared to the same period in 2011. An increase in the fuel reimbursement paid to independent contractors (because of higher average diesel fuel prices) was offset partially by the shift to salaries, wages and benefits expense and several other expense categories from rent and purchased transportation expense because of the decrease in independent contractor miles as a percentage of total miles. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 84.8% in the 2012 year-to-date period from 84.4% in the 2011 year-to-date period due to the higher cost of third-party capacity.

Other operating expenses for the Truckload segment increased 0.2 cents per total mile in the first six months of 2012 compared to the same period in 2011. Gains on sales of assets were unchanged at $10.4 million in the six months ended June 30, 2012 and the six months ended June 30, 2011. In the 2012 year-to-date period, we realized higher average gains per truck sold and slightly lower average gains per trailer sold compared to the 2011 year-to-date period and sold fewer trucks and trailers in the first six months of 2012 than in the same period of 2011. Bad debt expense was lower in the 2012 year-to-date period, partially offset by higher professional fees compared to the same 2011 period.

Other Expense (Income)

We recorded interest income of $0.9 million during the six months ended June 30, 2012 and $0.7 million during the six months ended June 30, 2011.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 40.5% for the six months ended June 30, 2012 from 41.25% for the same period in 2011. The lower income tax rate is attributed to higher projected income before income taxes on an annualized basis, which caused non-deductible expenses, such as driver per diem, to comprise a smaller percentage of our income before income taxes.

Liquidity and Capital Resources:
During the six months ended June 30, 2012, net cash provided by operating activities increased to $138.8 million, a 19% increase ($21.8 million) in cash flows compared to the same six-month period one year ago. The increase in net cash provided by operating activities resulted primarily from (i) a $22.1 million improvement in cash flows related to accounts receivable related to shipment growth and increasing rates and fuel surcharge revenues in June 2011, (ii) a $12.2 million increase in cash flows due to purchasing tires for inventory in 2011 and gradually issuing those tires for use in 2012 and (iii) a $14.4 million decrease in cash flows related to accounts payable. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by net short-term borrowings under our existing credit facilities.
Net cash used in investing activities increased from $103.1 million for the six-month period ended June 30, 2011 to $119.6 million for the six-month period ended June 30, 2012. Net property additions (primarily revenue equipment) were $121.9 million for the six-month period ended June 30, 2012, compared to $105.9 million during the same period of 2011. This increase occurred because our purchases of new trucks and trailers, net of dispositions, were higher in the 2012 period than in the 2011 period.
As of June 30, 2012, we were committed to property and equipment purchases, net of trades, of approximately $82.8 million. We currently expect our net capital expenditures (primarily revenue equipment) in 2012 to be in the range of $180.0 million to $210.0 million, compared to net capital expenditures in 2011 of $232.2 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.
Net financing activities used $13.6 million during the six months ended June 30, 2012 and $4.4 million during the same period in 2011. During the six-month period ended June 30, 2012, we borrowed and repaid $120.0 million of short-term debt, and during the same period in 2011 we borrowed and repaid short-term debt totaling $20.0 million. We paid dividends of $7.3 million in both the six-month periods ended June 30, 2012 and 2011. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends upon stock market conditions and other factors. As of June 30, 2012, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.
Management believes our financial position at June 30, 2012 is strong. As of June 30, 2012, we had $18.2 million of cash and cash equivalents and $772.8 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of June 30, 2012, we had $250.0 million of available credit pursuant to two credit facilities, of which we had no outstanding borrowings. On June 1, 2012, we entered into a new credit agreement with Wells Fargo Bank, N.A. for a $175 million four-year credit facility which will expire on May 31, 2016 and a credit agreement with BMO Harris Bank N.A. for a new $75 million five-year credit facility which will expire on May 31, 2017. These new credit facilities replaced our prior $175 million credit facility with Wells Fargo Bank, N.A., and our prior $50 million credit facility with the Branch Banking and Trust Company. (Further information regarding the new credit facilities is included in our Current Report on Form 8-K filed with the SEC on June 4, 2012.) The $250.0 million of credit available under these facilities is reduced by the $35.9 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of June 30, 2012.
Payments Due by Period
(in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$11.4	$0.4	$—	$—	$—	$11.0
Property and equipment purchase commitments	82.8	82.8	—	—	—	—
Operating leases	4.7	1.6	3.1	—	—	—
Total contractual cash obligations	$98.9	$84.8	$3.1	$—	$—	$11.0
Other Commercial Commitments
Unused lines of credit	$214.1	$—	$—	$214.1	$—	$—
Stand-by letters of credit	35.9	35.9	—	—	—	—
Total commercial commitments	$250.0	$35.9	$—	$214.1	$—	$—
Total obligations	$348.9	$120.7	$3.1	$214.1	$—	$11.0

We have committed credit facilities with two banks totaling $250.0 million that mature in May 2016 ($175.0 million) and May 2017 ($75.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of June 30, 2012, we had no borrowings outstanding under these credit facilities with banks. In July 2012, we borrowed $20.0 million. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, net of trades, primarily for revenue equipment. As of June 30, 2012, we have recorded an $11.4 million liability for unrecognized tax benefits. We expect $0.4 million to be settled within the next twelve months and are unable to reasonably determine when the $11.0 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at June 30, 2012 was approximately $4.7 million.
Regulations:
Item 1 of Part I of our 2011 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2011 Form 10-K and updated in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.
In December 2011, the FMCSA adopted and issued a final rule that amended the hours of service regulations. The rule includes provisions which affect restart periods, rest breaks, on-duty time, and penalties for violations. We are currently evaluating the new provisions and are unable to predict the expected impact on our operations. However, we currently believe the new rule will result in a modest decrease in truck productivity.
In July 2012, Congress passed the federal transportation bill which requires the U.S. Department of Transportation to promulgate rules and regulations mandating the use of electronic on-board recorders ("EOBRs") by July 2013 with full adoption for all trucking companies by no later than July 2015. We are the recognized industry leader for electronic logging of driver hours as we proactively adopted a paperless log system in 1996 that was subsequently approved for our use by the Federal Motor Carrier Safety Administration in 1998. While we don't believe any such rules requiring the use of EOBRs would have a significant effect on our operations and profitability, we will continue to monitor future developments.

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
Accounting Standards:
In the descriptions under “New Accounting Pronouncements Adopted” and “Accounting Standards Updates Not Yet Effective” that follow, references in quotations identify guidance and Accounting Standards Updates relating to the topics and subtopics (and their descriptive titles, as appropriate) of the Accounting Standards Codification™ of the Financial Accounting Standards Board (“FASB”).
New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during second quarter 2012.
Accounting Standards Updates Not Yet Effective
Accounting Standards Updates not effective until after June 30, 2012 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of June 30, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $0.8 million for second quarter 2012 and foreign currency translation gains were $0.2 million for second quarter 2011 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We had no debt outstanding at June 30, 2012. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of June 30, 2012, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of June 30, 2012, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during the second quarter of 2012 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

11	Statement Re: Computation of Per Share Earnings	See Note 5 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

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

WERNER ENTERPRISES, INC.

Date: August 6, 2012	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 6, 2012	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary