Form 10-Q
period 2012-09-30
WERNER ENTERPRISES INC
filed 2012-11-01
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2012, 72,883,336 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our 2011 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
	(Unaudited)
Operating revenues	$506,504	$509,587	$1,526,692	$1,494,913
Operating expenses:
Salaries, wages and benefits	134,923	132,128	407,283	400,256
Fuel	98,805	103,777	301,064	312,210
Supplies and maintenance	44,589	44,334	131,167	128,608
Taxes and licenses	22,251	23,932	67,750	70,372
Insurance and claims	14,469	15,603	48,796	50,194
Depreciation	41,901	40,197	124,078	119,161
Rent and purchased transportation	107,495	100,081	316,501	287,183
Communications and utilities	3,382	3,846	10,545	11,612
Other	(3,116)	(4,377)	(8,812)	(8,958)
Total operating expenses	464,699	459,521	1,398,372	1,370,638
Operating income	41,805	50,066	128,320	124,275
Other expense (income):
Interest expense	18	5	225	43
Interest income	(461)	(337)	(1,316)	(1,027)
Other	16	52	(90)	341
Total other income	(427)	(280)	(1,181)	(643)
Income before income taxes	42,232	50,346	129,501	124,918
Income taxes	17,104	20,768	52,448	51,529
Net income	$25,128	$29,578	$77,053	$73,389
Earnings per share:
Basic	$0.34	$0.41	$1.06	$1.01
Diluted	$0.34	$0.40	$1.05	$1.00
Dividends declared per share	$0.050	$0.050	$0.150	$0.150
Weighted-average common shares outstanding:
Basic	72,879	72,811	72,864	72,770
Diluted	73,445	73,231	73,414	73,203
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
	(Unaudited)
Net income	$25,128	$29,578	$77,053	$73,389
Other comprehensive income (loss):
Foreign currency translation adjustments	902	(1,964)	1,268	(1,240)
Other comprehensive income (loss)	902	(1,964)	1,268	(1,240)
Comprehensive income	$26,030	$27,614	$78,321	$72,149
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,037	$12,412
Accounts receivable, trade, less allowance of $10,530 and $10,154, respectively	217,758	218,712
Other receivables	9,957	9,213
Inventories and supplies	25,172	30,212
Prepaid taxes, licenses and permits	6,568	15,094
Current deferred income taxes	27,420	25,805
Other current assets	23,768	29,883
Total current assets	328,680	341,331
Property and equipment	1,689,927	1,625,008
Less – accumulated depreciation	691,418	682,872
Property and equipment, net	998,509	942,136
Other non-current assets	19,143	18,949
Total assets	$1,346,332	$1,302,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$—	$6,671
Accounts payable	74,216	93,486
Insurance and claims accruals	56,798	62,681
Accrued payroll	26,512	19,483
Other current liabilities	19,902	16,504
Total current liabilities	177,428	198,825
Other long-term liabilities	15,306	14,194
Insurance and claims accruals, net of current portion	121,200	121,250
Deferred income taxes	236,232	243,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,883,336 and 72,847,576 shares outstanding, respectively	805	805
Paid-in capital	97,404	94,396
Retained earnings	846,116	779,994
Accumulated other comprehensive loss	(3,902)	(5,170)
Treasury stock, at cost; 7,650,200 and 7,685,960 shares, respectively	(144,257)	(144,878)
Total stockholders’ equity	796,166	725,147
Total liabilities and stockholders’ equity	$1,346,332	$1,302,416
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$77,053	$73,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	124,078	119,161
Deferred income taxes	(7,920)	35,169
Gain on disposal of property and equipment	(15,798)	(16,454)
Stock-based compensation	3,374	1,877
Insurance and claims accruals, net of current portion	(50)	7,000
Other	1,366	(844)
Changes in certain working capital items:
Accounts receivable, net	954	(23,241)
Other current assets	21,355	(1)
Accounts payable	(10,235)	6,729
Other current liabilities	4,538	(2,446)
Net cash provided by operating activities	198,715	200,339
Cash flows from investing activities:
Additions to property and equipment	(226,499)	(208,469)
Retirements of property and equipment	46,252	54,869
Decrease in notes receivable	4,114	4,218
Net cash used in investing activities	(176,133)	(149,382)
Cash flows from financing activities:
Repayments of short-term debt	(140,000)	(20,000)
Proceeds from issuance of short-term debt	140,000	20,000
Change in net checks issued in excess of cash balances	(6,671)	—
Dividends on common stock	(10,929)	(10,911)
Tax withholding related to net share settlements of restricted stock awards	(146)	—
Stock options exercised	379	2,626
Excess tax benefits from exercise of stock options	22	599
Net cash used in financing activities	(17,345)	(7,686)
Effect of exchange rate fluctuations on cash	388	(352)
Net increase in cash and cash equivalents	5,625	42,919
Cash and cash equivalents, beginning of period	12,412	13,966
Cash and cash equivalents, end of period	$18,037	$56,885
Supplemental disclosures of cash flow information:
Interest paid	$225	$43
Income taxes paid	49,324	23,864
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$7,286	$6,053
Property and equipment acquired included in accounts payable	7,991	4,023
Property and equipment disposed included in other receivables	411	1,548
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Accounting Policies
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
As of September 30, 2012, we have committed credit facilities with two banks. These include a $175 million four-year credit facility which will expire on May 31, 2016 and a $75 million five-year credit facility which will expire on May 31, 2017. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of September 30, 2012, we had no borrowings outstanding under these credit facilities with banks. The $250 million of credit available under these facilities is further reduced by $33.8 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At September 30, 2012, we were in compliance with these covenants.

(3)	Income Taxes
For the three-month and nine-month periods ended September 30, 2012, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest of $8 thousand during the three-month period and $159 thousand during the nine-month period ended September 30, 2012. Our total gross liability for unrecognized tax benefits at September 30, 2012 is $11.3 million. If recognized, $7.2 million of unrecognized tax benefits would impact our effective tax rate. Interest of $3.5 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2009 through 2011 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

In May 2010, the IRS began an audit of our 2007 and 2008 federal income tax returns. During the second quarter of 2012, we received a notice of deficiency including proposed penalties related to our like-kind exchange program for tractors and trailers (such program was discontinued in 2010). The proposed tax deficiency relates to timing differences for recognition of gains on sales of equipment and if upheld would allow us to file for tax refunds for tax years 2009-2011 relating to additional depreciation deductions. If the IRS position is upheld, we would be subject to interest charges, which we estimate as of September 30, 2012 to be approximately $2 million after considering the tax deductibility of the interest payments, and we believe it is unlikely that the IRS would prevail in the assessment of penalties. On July 19, 2012, we filed a petition in the United States Tax Court to contest the deficiency. The IRS responded to our petition at the end of September 2012, and we have until early November 2012 to file a reply to the IRS response. We believe our tax position complies with applicable tax law, and we will vigorously defend against the IRS position in tax court. We have not accrued a liability for any proposed penalties or interest because we believe we will ultimately prevail in this matter.

(4)	Commitments and Contingencies
As of September 30, 2012, we have committed to property and equipment purchases of approximately $56.0 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$25,128	$29,578	$77,053	$73,389
Weighted average common shares outstanding	72,879	72,811	72,864	72,770
Dilutive effect of stock-based awards	566	420	550	433
Shares used in computing diluted earnings per share	73,445	73,231	73,414	73,203
Basic earnings per share	$0.34	$0.41	$1.06	$1.01
Diluted earnings per share	$0.34	$0.40	$1.05	$1.00
There were no options to purchase shares of common stock that were outstanding during the periods indicated above that were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period.

(6)	Stock-Based Compensation
Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of September 30, 2012, there were 7,878,922 shares available for granting additional awards.
We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of September 30, 2012, the total unrecognized compensation cost related to non-vested stock-based compensation awards was approximately $7.4 million and is expected to be recognized over a weighted average period of 2.9 years. The following table summarizes the stock-based compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options:
Pre-tax compensation expense	$103	$144	$289	$404
Tax benefit	42	60	117	167
Stock option expense, net of tax	$61	$84	$172	$237
Restricted stock:
Pre-tax compensation expense	$1,038	$586	$3,085	$1,473
Tax benefit	420	241	1,249	607
Restricted stock expense, net of tax	$618	$345	$1,836	$866
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
The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	1,133	$18.01
Options granted	—	$—
Options exercised	(22)	$17.20
Options forfeited	—	$—
Options expired	—	$—
Outstanding at end of period	1,111	$18.03	3.57	$3,731
Exercisable at end of period	838	$17.85	2.62	$2,939
We did not grant any stock options during the three-month and nine-month periods ended September 30, 2012 and September 30, 2011. The fair value of stock option grants is estimated using a Black-Scholes valuation model. No stock option exercises occurred during the three-month period ended September 30, 2012. The total intrinsic value of stock options exercised was $0.3 million for the three-month period ended September 30, 2011, and $0.2 million and $2.0 million for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively.
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
The following table summarizes restricted stock activity for the nine months ended September 30, 2012:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	646	$20.29
Shares granted	45	$22.65
Shares vested	(20)	$23.30
Shares forfeited	—	$—
Nonvested at end of period	671	$20.36
We granted 40,000 and 45,000 shares of restricted stock during the three-month and nine-month periods ended September 30, 2012, respectively, and we granted 40,000 shares of restricted stock during the three-month and nine-month periods ended September 30, 2011. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. The present value of estimated future dividends for the 2012 grants was calculated using the following weighted-average assumptions:

Dividends per share (quarterly amounts)	$0.05
Risk-free interest rate	0.8%

The total fair value of previously granted restricted stock awards vested during the three-month and nine-month periods ended September 30, 2012 was $0.5 million. We withheld shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees' tax obligations to the relevant taxing authorities was $0.1 million for the nine-month period ended September 30, 2012 and is reflected as a financing activity within the Consolidated Statements of Cash Flows; the 6,290 shares reacquired to satisfy the tax withholding obligations were recorded as treasury stock.

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
The following table summarizes our segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Truckload Transportation Services	$420,003	$428,565	$1,270,381	$1,270,855
Value Added Services	82,490	76,635	243,268	211,435
Other	2,872	3,274	9,410	9,185
Corporate	1,139	1,113	3,633	3,438
Total	$506,504	$509,587	$1,526,692	$1,494,913
Operating Income
Truckload Transportation Services	$36,659	$45,715	$113,097	$114,745
Value Added Services	3,779	4,074	12,067	11,203
Other	402	545	1,761	(1,077)
Corporate	965	(268)	1,395	(596)
Total	$41,805	$50,066	$128,320	$124,275

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
Operating revenues reported in our operating statistics table under “Results of Operations” are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the operating units in the Truckload segment (One-Way Truckload and Specialized Services). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and WGL), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In third quarter 2012, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 82% of total operating revenues, and non-trucking and other operating revenues accounted for 18% of total operating revenues.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes, payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. These expenses generally vary based on the number of miles driven. We also evaluate these costs on a per-mile basis to adjust for the impact on the percentage of total operating revenues caused by changes in fuel surcharge revenues, per-mile rates charged to customers and non-trucking revenues. As discussed further in the comparison of operating results for third quarter 2012 to third quarter 2011, several industry-wide issues could cause costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

Results of Operations:
The following operating statistics table sets forth certain industry data regarding our freight revenues and operations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Trucking revenues, net of fuel surcharge (1)	$326,222	$331,346	(1.5)%	$979,422	$981,502	(0.2)%
Trucking fuel surcharge revenues (1)	90,143	94,326	(4.4)%	280,739	280,786	—%
Non-trucking revenues, including VAS (1)	86,157	79,320	8.6%	253,380	219,725	15.3%
Other operating revenues (1)	3,982	4,595	(13.3)%	13,151	12,900	1.9%
Total operating revenues (1)	$506,504	$509,587	(0.6)%	$1,526,692	$1,494,913	2.1%

Operating ratio (consolidated) (2)	91.7%	90.2%		91.6%	91.7%
Average monthly miles per tractor	9,575	9,881	(3.1)%	9,650	9,882	(2.3)%
Average revenues per total mile (3)	$1.573	$1.543	1.9%	$1.556	$1.520	2.4%
Average revenues per loaded mile (3)	$1.797	$1.752	2.6%	$1.772	$1.721	3.0%
Average percentage of empty miles (4)	12.48%	11.94%	4.5%	12.20%	11.67%	4.5%
Average trip length in miles (loaded) (5)	477	490	(2.7)%	481	495	(2.8)%
Total miles (loaded and empty) (1)	207,446	214,792	(3.4)%	629,441	645,568	(2.5)%
Average tractors in service	7,222	7,246	(0.3)%	7,248	7,259	(0.2)%
Average revenues per tractor per week (3)	$3,475	$3,518	(1.2)%	$3,465	$3,467	(0.1)%
Total tractors (at quarter end)
Company	6,460	6,630		6,460	6,630
Independent contractor	650	620		650	620
Total tractors	7,110	7,250		7,110	7,250
Total trailers (Truckload and Intermodal, at quarter end)	23,600	22,925		23,600	22,925

(1)	Amounts in thousands.

(2)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure in the trucking industry used to evaluate profitability.

(3)	Net of fuel surcharge revenues.

(4)	“Empty” refers to miles without trailer cargo.

(5)
Three and nine months ended September 30, 2011 average trip length (loaded) corrected. See www.werner.com ("Investors" tab under "Featured Documents") for correction of prior quarterly and annual average trip length data. The average trip length correction has no impact on the prior quarterly reporting of any other operating statistic (such as miles, revenues, empty miles, tractors, etc).

The following table sets forth the operating revenues, operating expenses and operating income for the Truckload segment. Operating revenues for the Truckload segment are primarily categorized as trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues but also include a small amount of non-trucking revenues as described on page 12. These non-trucking revenues were $3.7 million and $2.5 million for the three-month periods ended September 30, 2012 and September 30, 2011, respectively, and $10.1 million and $8.1 million for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$420,003	100.0	$428,565	100.0	$1,270,381	100.0	$1,270,855	100.0
Operating expenses	383,344	91.3	382,850	89.3	1,157,284	91.1	1,156,110	91.0
Operating income	$36,659	8.7	$45,715	10.7	$113,097	8.9	$114,745	9.0
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$420,003		$428,565		$1,270,381		$1,270,855
Less: trucking fuel surcharge revenues	90,143		94,326		280,739		280,786
Operating revenues, excluding fuel surcharge revenues	329,860	100.0	334,239	100.0	989,642	100.0	990,069	100.0
Operating expenses	383,344		382,850		1,157,284		1,156,110
Less: trucking fuel surcharge revenues	90,143		94,326		280,739		280,786
Operating expenses, excluding fuel surcharge revenues	293,201	88.9	288,524	86.3	876,545	88.6	875,324	88.4
Operating income	$36,659	11.1	$45,715	13.7	$113,097	11.4	$114,745	11.6

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Value Added Services (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$82,490	100.0	$76,635	100.0	$243,268	100.0	$211,435	100.0
Rent and purchased transportation expense	69,888	84.7	64,648	84.4	206,305	84.8	178,365	84.4
Gross margin	12,602	15.3	11,987	15.6	36,963	15.2	33,070	15.6
Other operating expenses	8,823	10.7	7,913	10.3	24,896	10.2	21,867	10.3
Operating income	$3,779	4.6	$4,074	5.3	$12,067	5.0	$11,203	5.3
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Operating Revenues
Operating revenues decreased 0.6% for the three months ended September 30, 2012, compared to the same period of the prior year. Trucking revenues, net of fuel surcharge, decreased 1.5% due primarily to a 3.1% decrease in average monthly miles per tractor and a 0.3% decrease in the average number of tractors in service, offset by a 1.9% increase in average revenues per total mile.
Freight demand in third quarter 2012 did not show normal seasonal improvement from mid-August through September; in contrast, we experienced seasonal strengthening in demand during the same period in third quarter 2011. In third quarter 2012, we believe our customers generally chose to keep their inventory levels leaner in a market with economic and political uncertainty. Freight trends for October 2012 have continued to trend below levels for October 2011 but began to improve in the latter portion of the month.
Average revenues per loaded mile, net of fuel surcharge, increased 2.6% from $1.752 in third quarter 2011 to $1.797 in third quarter 2012. In comparison, average revenues per total mile, net of fuel surcharge, increased 1.9% because our average percentage of empty miles increased from 11.94% in third quarter 2011 to 12.48% in third quarter 2012. Due to a 2.7% lower average trip length, our empty miles per trip remained flat at 67 miles per trip in third quarter 2012 and third quarter 2011. Lower than anticipated freight volumes caused our loads-to-truck ratio in our Truckload segment to be slightly below equilibrium for much of third quarter 2012. As a result, spot pricing rates trended lower, and the number of special freight projects with customers declined for both our truck fleets and VAS Brokerage unit in third quarter 2012 compared to third quarter 2011. Project freight is generally of a higher volume and shorter duration and therefore commands a premium price. We continue to work jointly with our customers to secure sustainable transportation solutions across all modes and to offset increased rates through enhanced optimization and transportation solutions whenever possible.
Average monthly miles per tractor decreased from 9,881 in third quarter 2011 to 9,575 in third quarter 2012 (3.1% decrease) due to several factors. We had a decrease in student/trainer driver teams, a 2.7% reduction in our average trip length in miles and changes in truck counts by fleet within our Specialized Services unit. The average number of tractors in service decreased slightly, by 0.3%, from 7,246 in third quarter 2011 to 7,222 in third quarter 2012. We ended third quarter 2012 with 7,110 trucks compared to 7,250 at the end of third quarter 2011 and 7,325 at the end of second quarter 2012. This truck decline resulted primarily from our decision to exit certain less profitable customer business during third quarter 2012. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size or return our fleet to our previously stated goal of 7,300 trucks. If such a driver market shortage was to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload, specialized and logistics (which includes the VAS segment) services by growing our logistics services revenues. Our Specialized Services unit ended third quarter 2012 with 3,285 trucks (46% of our total fleet).
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 4.4% from $94.3 million in third quarter 2011 to $90.1 million in third quarter 2012 due primarily to lower total miles in third quarter 2012. On a total-mile basis, trucking fuel surcharge revenues decreased 0.4 cents, from 43.9 cents in third quarter 2011 to 43.5 cents in third quarter 2012. However, the average weekly survey prices upon which fuel surcharge rates are based were slightly higher in third quarter 2012 than in the same period of 2011. We attribute this resulting per-mile decline in fuel surcharge to a combination of factors including (i) increases in the amount of non-contractual revenue where rates are quoted inclusive of fuel surcharge and (ii) changes in the mix of customer freight. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
VAS revenues are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues increased 7.6% from $76.6 million in third quarter 2011 to $82.5 million in third quarter 2012. The gross number of VAS shipments increased by 1% year over year, and VAS shifted 3% more shipments not committed to third-party capacity providers to our Truckload segment. Thus, the net number of VAS shipments moved by third-party capacity providers was flat in third quarter 2012 compared to third quarter 2011. VAS gross margin dollars increased 5.1% from $12.0 million in third quarter 2011 to $12.6 million for the same period in 2012, and the gross margin percentage decreased slightly from 15.6% in 2011 to 15.3% in 2012 during the same third quarter periods. VAS operating income decreased 7.2% from $4.1 million in third quarter 2011 to $3.8 million in third quarter 2012. The following table shows the changes in VAS shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Difference	% Change	2012	2011	Difference	% Change
Total VAS shipments	65,989	65,343	646	1%	201,185	188,450	12,735	7%
Less: Non-committed shipments to Truckload segment	20,473	19,853	620	3%	58,438	58,505	(67)	0%
Net VAS shipments	45,516	45,490	26	0%	142,747	129,945	12,802	10%
Average revenue per shipment	$1,651	$1,556	$95	6%	$1,589	$1,520	$69	5%

Brokerage revenues in third quarter 2012 increased 7% compared to third quarter 2011 due to an 8% increase in average revenue per shipment, partially offset by a 1% decrease in shipment volume. Brokerage gross margin percentage declined 60 basis points due to lower special project business, and Brokerage operating income in third quarter 2012 was higher than in third quarter 2011. Intermodal revenues increased 10%, and Intermodal operating income was higher comparing third quarter 2012 to third quarter 2011. WGL revenues increased slightly in third quarter 2012 compared to third quarter 2011 while operating income declined.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.7% for the three months ended September 30, 2012, compared to 90.2% for the three months ended September 30, 2011. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 15 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.
The following table sets forth the cost per total mile of operating expense items for the Truckload segment for the periods indicated. We evaluate operating costs for this segment on a per-mile basis, which is a better measurement tool for comparing the results of operations from period to period.

	Three Months Ended September 30,		Increase (Decrease) per Mile	Nine Months Ended September 30,		Increase (Decrease) per Mile
	2012	2011		2012	2011
Salaries, wages and benefits	$0.614	$0.582	$0.032	$0.612	$0.589	$0.023
Fuel	0.473	0.479	(0.006)	0.475	0.481	(0.006)
Supplies and maintenance	0.203	0.195	0.008	0.197	0.187	0.010
Taxes and licenses	0.106	0.111	(0.005)	0.107	0.109	(0.002)
Insurance and claims	0.069	0.072	(0.003)	0.077	0.077	—
Depreciation	0.203	0.185	0.018	0.197	0.181	0.016
Rent and purchased transportation	0.179	0.162	0.017	0.173	0.167	0.006
Communications and utilities	0.016	0.017	(0.001)	0.016	0.018	(0.002)
Other	(0.015)	(0.021)	0.006	(0.015)	(0.018)	0.003
Independent contractor costs are included in rent and purchased transportation expense. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses (including driver pay, fuel, supplies and maintenance and fuel taxes). Independent contractor miles as a percentage of total miles were 11.4% for third quarter 2012 compared to 10.6% for third quarter 2011. This increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories to the rent and purchased transportation category. Due to this increase, we estimate that rent and purchased transportation expense for the Truckload segment was higher by approximately 1.2 cents per total mile, and other expense categories had offsetting decreases on a total-mile basis in (i) salaries, wages and benefits, 0.4 cents; (ii) fuel, 0.4 cents; (iii) depreciation, 0.2 cents; (iv) supplies and maintenance, 0.1 cent; and (v) taxes and licenses, 0.1 cent.
Salaries, wages and benefits in the Truckload segment increased 3.2 cents per mile on a total-mile basis in third quarter 2012 compared to third quarter 2011. Approximately half of the increase in salaries expense related to driver pay, as we made certain pay adjustments over the last year to attract and retain drivers for specific fleets. This increase was partially offset by the minimal shift from this expense category (approximately 0.4 cents per mile) to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. The remainder of the increase in this expense category resulted from (i) higher stock-based compensation expense, (ii) the effects of lower miles per truck during third quarter 2012, (iii) a slight increase in the ratio of tractors to non-drivers and (iv) higher employee benefits expense including healthcare. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 5.1%, and net VAS shipments retained by VAS were flat.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2012. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premium rate for the policy year beginning April 2012 is slightly lower than the rate for the previous policy year.
The driver recruiting and retention market became more challenging in third quarter 2012 compared to second quarter 2012. We believe that driver pay increases by our competitors, a slightly lower number of and increased competition for truck driving school graduates and an improved housing construction market were all contributing factors. However, we continue to believe our position in the current driver market is better than that of many competitors because over 70% of our driving jobs are in more attractive, shorter-haul Regional and Specialized Services fleet operations that enable us to return drivers to their homes on a more frequent and consistent basis. In the event the domestic economy strengthens, we expect driver market challenges to increase further. We are unable to predict whether we will experience future driver shortages. If such a shortage was to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased 0.6 cents per total mile for the Truckload segment in third quarter 2012 compared to third quarter 2011 due to improved miles per gallon ("mpg"), a shift from this expense category (approximately 0.4 cents per mile) to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles, partially offset by higher average diesel fuel prices. Average diesel fuel prices were 7 cents per gallon higher in third quarter 2012 than in third quarter 2011.
We continue to employ measures to improve our fuel mpg such as (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet. We continue to invest in fuel-saving equipment solutions such as (i) new trucks with EPA 2010 compliant engines, (ii) more aerodynamic truck features, (iii) idle reduction systems, (iv) tire inflation systems and (v) trailer skirts that reduce our fuel gallons purchased and improve our mpg. These measures resulted in an improvement in mpg in third quarter 2012 compared to third quarter 2011. However, fuel savings from better mpg is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as a U.S. Environmental Protection Agency (the “EPA”) SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.
For October 2012, the average diesel fuel price per gallon was approximately 26 cents higher than the average diesel fuel price per gallon in the same period of 2011 and approximately 25 cents higher than in fourth quarter 2011.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance for the Truckload segment increased 0.8 cents per total mile in third quarter 2012 compared to third quarter 2011 due primarily to higher tractor and trailer maintenance and increases in a combination of expenses including driver advertising, travel expenses and driver loadings and unloadings, partially offset by a decrease in maintenance on APUs. We continue to buy new trucks to replace older trucks we sell or trade, and as a result, we reduced the average age of our company truck fleet during the first nine months of 2012 from 2.4 years to 2.3 years. We currently expect the average age of the company truck fleet to further decrease to approximately 2.2 years by the end of 2012 based on our anticipated capital expenditures for new trucks. We believe the reduction of the average age may contribute to a decrease in some supplies and maintenance expenses in future months.
Taxes and licenses for the Truckload segment decreased 0.5 cents on a total-mile basis in third quarter 2012 compared to third quarter 2011 due to lower state mileage taxes and a decrease in fuel taxes per mile resulting from improved company truck fuel mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.
Insurance and claims for the Truckload segment decreased by 0.3 cents per total mile in third quarter 2012 compared to third quarter 2011 due to lower self-insurance accruals for large dollar liability claims. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2012 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2012 are comparable to the previous policy year on a per-mile basis.
Depreciation expense for the Truckload segment increased 1.8 cents per total mile in third quarter 2012 compared to third quarter 2011. This increase was due primarily to higher tractor and trailer depreciation resulting from the higher cost of new equipment and, to a lesser extent, the effect of lower miles per truck, partially offset by lower depreciation on auxiliary power units that are sold and not replaced. Depreciation expense was historically affected by two changes to engine emissions standards imposed by the EPA that became effective in October 2002 and in January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. In 2012, we continued to purchase trucks with 2010-standard engines to replace older trucks that we sold or traded, and as of September 30, 2012, approximately 52% of our company tractors had engines that comply with the 2010 emissions standards. Depreciation expense per mile increased in 2012 due to higher prices for these new trucks and is expected to increase further as we continue to replace tractors.
Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased slightly from 84.4% in third quarter 2011 to 84.7% in third quarter 2012.
Rent and purchased transportation for the Truckload segment increased 1.7 cents per total mile in third quarter 2012 compared to third quarter 2011. This increase was due primarily to a shift from salaries, wages and benefits and several other expense categories to rent and purchased transportation expense because of the increase in independent contractor truck miles as a percentage of total miles, higher reimbursements to independent contractors for fuel due to increased fuel prices, and, to a lesser extent, higher payments to third-party capacity providers related to the non-trucking revenues of the Truckload segment (as described on page 12). Our customer fuel surcharge programs do not differentiate between miles generated by company and independent contractor trucks. Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment purchases. We have historically been able to add company tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.
Other operating expenses for the Truckload segment increased 0.6 cents per total mile in third quarter 2012 compared to third quarter 2011 due to lower gains on sales of assets and higher professional fees. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $5.4 million in third quarter 2012 compared to $6.0 million in third quarter 2011 and $5.7 million in second quarter 2012. We sold fewer trucks and trailers in third quarter 2012, which resulted in slightly lower gains. We expect to sell fewer trucks and trailers in fourth quarter 2012 compared to fourth quarter 2011. We believe our wholly-owned subsidiary and used truck and trailer retail network, Fleet Truck Sales, is one of the larger Class 8 used truck and equipment retail entities in the United States. Fleet Truck Sales continues to be our resource for remarketing our used trucks and trailers, in addition to trading used trucks to original equipment manufacturers when purchasing new trucks.
Other Expense (Income)
We recorded interest income of $0.5 million in third quarter 2012 and $0.3 million in third quarter 2011.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 40.50% for third quarter 2012 from 41.25% for third quarter 2011. The lower income tax rate is attributed to higher projected income before income taxes on an annualized basis, which caused non-deductible expenses, such as driver per diem, to comprise a smaller percentage of our income before income taxes.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Operating Revenues

Operating revenues increased 2.1% for the nine months ended September 30, 2012, compared to the same period of the prior year. Trucking revenues, excluding fuel surcharges, decreased 0.2% as the 2.3% decrease in average monthly miles per tractor and the 0.2% decrease in average tractors in service were almost entirely offset by a 2.4% increase in revenue per total mile. Our average percentage of empty miles increased from 11.67% in the first nine months of 2011 to 12.20% during the same period in 2012. Fuel surcharge revenues were flat in the 2011 and 2012 year-to-date periods, as fewer miles in 2012 offset the per-mile increase because of higher diesel fuel prices. VAS revenues increased 15.1%, from $211.4 million in the first nine months of 2011 to $243.3 million in the same 2012 period. The increases occurred in Brokerage, Intermodal and WGL.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.6% for the nine months ended September 30, 2012, compared to 91.7% for the same period of 2011. Expense items that impacted the overall operating ratio are described on the following pages. The tables on page 15 show the operating ratios and operating margins for our two reportable segments, Truckload and VAS.

Independent contractor miles as a percentage of total miles were 11.0% for the nine months ended September 30, 2012 and the nine months ended September 30, 2011.

Salaries, wages and benefits in the Truckload segment increased by 2.3 cents per total mile in the 2012 year-to-date period. This increase was attributed primarily to (i) higher driver salaries due to pay adjustments made over the last year to attract and retain drivers for specific fleets and (ii) higher non-driver salaries including the slight increase in the ratio of tractors to non-drivers, the effects of lower miles per truck in the 2012 period, and higher stock-based compensation expense. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 7%, and net shipments retained by VAS increased by 10%.

Fuel decreased 0.6 cents per total mile for the Truckload segment in the first nine months of 2012 compared to the same period in 2011 due to improved company truck mpg, offset partially by higher average fuel prices per gallon. Average diesel fuel prices were 7 cents per gallon higher in the first nine months of 2012 than in the same 2011 period.

Supplies and maintenance expense for the Truckload segment increased 1.0 cents on a total mile basis in the 2012 year-to-date period when compared to the same period in 2011 due primarily to higher tire expense resulting from increased tire prices, higher tractor and trailer maintenance and increases in a combination of expenses including driver advertising, student referral fees and travel expenses.

Taxes and licenses for the Truckload segment decreased 0.2 cents on a total-mile basis for the first nine months of 2012 compared to the same period in 2011 due to lower state mileage taxes and a decrease in fuel taxes per mile resulting from better company truck fuel mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.

Insurance and claims did not change on a total-mile basis for the Truckload segment.

Depreciation for the Truckload segment increased 1.6 cents per total mile in the 2012 year-to-date period compared to the same period in 2011. This increase was due primarily to higher tractor and trailer depreciation resulting from the higher cost of new equipment and, to a lesser extent, the effect of fewer miles per truck.

Rent and purchased transportation for the Truckload segment increased 0.6 cents on a total-mile basis in the first nine months of 2012 compared to the same period in 2011 due to an increase in the fuel reimbursement paid to independent contractors (because of higher average diesel fuel prices) and higher payments to third-party capacity providers related to the non-trucking revenues of the Truckload segment (as described on page 12). Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. As a percentage of VAS revenues, VAS rent and purchased transportation expense increased to 84.8% in the 2012 year-to-date period from 84.4% in the 2011 year-to-date period due to the higher cost of third-party capacity.

Other operating expenses for the Truckload segment increased 0.3 cents per total mile in the first nine months of 2012 compared to the same period in 2011. Gains on sales of assets were $15.8 million in the nine months ended September 30, 2012 compared to $16.5 million in the nine months ended September 30, 2011. In the 2012 year-to-date period, we realized higher average gains per truck sold and slightly lower average gains per trailer sold compared to the 2011 year-to-date period and sold fewer trucks and trailers in the first nine months of 2012 than in the same period of 2011. Bad debt expense was lower in the 2012 year-to-date period, partially offset by higher professional fees compared to the same 2011 period.

Other Expense (Income)

We recorded interest income of $1.3 million during the nine months ended September 30, 2012 and $1.0 million during the nine months ended September 30, 2011.

Income Taxes

Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 40.50% for the nine months ended September 30, 2012 from 41.25% for the same period in 2011. The lower income tax rate is attributed to higher projected income before income taxes on an annualized basis, which caused non-deductible expenses, such as driver per diem, to comprise a smaller percentage of our income before income taxes.

Liquidity and Capital Resources:
During the nine months ended September 30, 2012, net cash provided by operating activities decreased slightly to $198.7 million, a 1% decrease ($1.6 million) in cash flows compared to the same nine-month period one year ago. The decrease in net cash provided by operating activities resulted primarily from (i) a $25.5 million increase in income tax payments in the nine-month period ended September 30, 2012 compared to the same period of 2011, (ii) a $17.0 million decrease in cash flows related to accounts payable, (iii) a $24.2 million improvement in cash flows related to accounts receivable related to shipment growth and increasing rates and fuel surcharge revenues in September 2011 and (iv) a $15.2 million increase in cash flows due to purchasing tires for inventory in 2011 and gradually issuing those tires for use in 2012. This change in income tax payments is reflected in the net change in deferred income taxes, other current assets and other current liabilities on the consolidated statements of cash flow. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by net short-term borrowings under our existing credit facilities.
Net cash used in investing activities increased from $149.4 million for the nine-month period ended September 30, 2011 to $176.1 million for the nine-month period ended September 30, 2012. Net property additions (primarily revenue equipment) were $180.2 million for the nine-month period ended September 30, 2012, compared to $153.6 million during the same period of 2011. This increase occurred because our purchases of new trucks and trailers, net of dispositions, were higher in the 2012 period than in the 2011 period.
As of September 30, 2012, we were committed to property and equipment purchases, net of trades, of approximately $56.0 million. We currently expect our net capital expenditures (primarily revenue equipment) in 2012 to be in the range of $210.0 million to $225.0 million, compared to net capital expenditures in 2011 of $232.2 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.
Net financing activities used $17.3 million during the nine months ended September 30, 2012 and $7.7 million during the same period in 2011. During the nine-month period ended September 30, 2012, we borrowed and repaid $140.0 million of short-term debt, and during the same period in 2011 we borrowed and repaid short-term debt totaling $20.0 million. We paid dividends of $10.9 million in both the nine-month periods ended September 30, 2012 and 2011. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends upon stock market conditions and other factors. As of September 30, 2012, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.
Management believes our financial position at September 30, 2012 is strong. As of September 30, 2012, we had $18.0 million of cash and cash equivalents and $796.2 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of September 30, 2012, we had $250.0 million of available credit pursuant to two credit facilities, of which we had no outstanding borrowings. The $250.0 million of credit available under these facilities is reduced by the $33.8 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of September 30, 2012.
Payments Due by Period
(in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$11.3	$0.4	$—	$—	$—	$10.9
Property and equipment purchase commitments	56.0	56.0	—	—	—	—
Operating leases	4.3	1.6	2.7	—	—	—
Total contractual cash obligations	$71.6	$58.0	$2.7	$—	$—	$10.9
Other Commercial Commitments
Unused lines of credit	$216.2	$—	$—	$216.2	$—	$—
Stand-by letters of credit	33.8	33.8	—	—	—	—
Total commercial commitments	$250.0	$33.8	$—	$216.2	$—	$—
Total obligations	$321.6	$91.8	$2.7	$216.2	$—	$10.9

We have committed credit facilities with two banks totaling $250.0 million that mature in May 2016 ($175.0 million) and May 2017 ($75.0 million). Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of September 30, 2012, we had no borrowings outstanding under these credit facilities with banks. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, net of trades, primarily for revenue equipment. As of September 30, 2012, we have recorded an $11.3 million liability for unrecognized tax benefits. We expect $0.4 million to be settled within the next twelve months and are unable to reasonably determine when the $10.9 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at September 30, 2012 was approximately $4.3 million.
Regulations:
Item 1 of Part I of our 2011 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. There have been no material changes in the status of these proposed regulations previously disclosed in the 2011 Form 10-K and updated in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012.

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
New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during third quarter 2012.
Accounting Standards Updates Not Yet Effective
Accounting Standards Updates not effective until after September 30, 2012 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of September 30, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $0.9 million for third quarter 2012 and foreign currency translation losses were $2.0 million for third quarter 2011 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We had no debt outstanding at September 30, 2012. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of September 30, 2012, we do not have any derivative financial instruments to reduce our exposure to interest rate increases.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
Information regarding material pending legal proceedings is incorporated by reference from Note 3 to our Consolidated Financial Statements set forth in Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of September 30, 2012, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during the third quarter of 2012 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

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
See Note 5 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: November 1, 2012	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 1, 2012	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary