Form 10-K
period 2012-12-31
WERNER ENTERPRISES INC
filed 2013-02-25
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[Mark one]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 29, 2012, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1.080 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported by Nasdaq).
As of February 15, 2013, 73,265,324 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 14, 2013, are incorporated in Part III of this report.

WERNER ENTERPRISES, INC.

This Annual Report on Form 10-K for the year ended December 31, 2012 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.
PART I

ITEM 1.	BUSINESS
General
We are a transportation and logistics company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Value Added Services (“VAS”) division. We believe we are one of the five largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19 and currently serves as our Chairman Emeritus. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2012, we had a fleet of 7,150 trucks, of which 6,505 were company-operated and 645 were owned and operated by independent contractors.
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
Our VAS segment is a non-asset-based transportation and logistics provider. VAS is comprised of the following four operating units that provide non-trucking services to our customers: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (“Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iv) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes. Our Brokerage unit had transportation services contracts with approximately 9,400 carriers as of December 31, 2012.
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
We operate in the truckload and logistics sectors of the transportation industry. Our Truckload segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van, flatbed and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (expedited) or (iv) conversion of their private fleet to us (dedicated). In 2012, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 83% of total operating revenues, and non-trucking and other operating revenues (primarily VAS revenues) accounted for 17% of total operating revenues. Our VAS segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. VAS services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport and (iv) international. The VAS international services are provided through our domestic and global subsidiary companies and include (i) ocean, air and ground transportation services, (ii) door-to-door freight forwarding and (iii) customs brokerage. Most VAS international services are provided throughout North America, Asia and Australia, with additional coverage throughout Europe, South America and Africa. VAS is a non-asset-based transportation and logistics provider that is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of Truckload and VAS, for the last three years under Item 7 of Part II of this Form 10-K.
We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our freight. During 2012, our largest 5, 10, 25 and 50 customers comprised 25%, 40%, 61% and 73% of our revenues, respectively. No single customer generated more than 10% of our revenues in 2012. The industry groups of our top 50 customers are 50% retail and consumer products, 24% grocery products, 14% manufacturing/industrial and 12% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. Most of our Specialized Services customer contracts are one to three years in length and may be terminated upon 90 days’ notice following the expiration of the contract’s first year.
Virtually all of our company and independent contractor tractors are equipped with satellite communication devices manufactured by Qualcomm™. These devices enable us and our drivers to conduct two-way communication using standardized and freeform messages. This satellite technology also allows us to plan and monitor shipment progress. We obtain specific data on the location of all trucks in the fleet at least every hour of every day. Using the real-time data obtained from the satellite devices, we have advanced application systems to improve customer and driver service. Examples of such application systems include: (i) our proprietary paperless log system used to electronically pre-plan driver shipment assignments based on real-time available driving hours and to automatically monitor truck movement and drivers’ hours of service; (ii) software that pre-plans shipments drivers can trade enroute to meet driver home-time needs without compromising on-time delivery schedules; (iii) automated “possible late load” tracking that informs the operations department of trucks possibly operating behind schedule, allowing us to take preventive measures to avoid late deliveries; and (iv) automated engine diagnostics that continually monitor mechanical fault tolerances. In 1998, we began a successful pilot program and subsequently became the first trucking company in the United States to receive an exemption from the DOT to use a global positioning system-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. In 2009, the Federal Motor Carrier Safety Administration (“FMCSA”) agency of the DOT announced in the Federal Register its determination that our paperless log system satisfies the FMCSA’s Automatic On-Board Recording Device requirements and that an exemption is no longer required.
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
Employee Associates and Independent Contractors
As of December 31, 2012, we employed 9,045 drivers; 677 mechanics and maintenance associates for the trucking operation; 1,176 office associates for the trucking operation; and 682 associates for VAS, international and other non-trucking operations. We also had 645 service contracts with independent contractors who provide both a tractor and a driver or drivers. None of our U.S., Canadian, Chinese or Australian associates are represented by a collective bargaining unit, and we consider relations with our associates to be good.
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

At times, there are driver shortages in the trucking industry. Availability of experienced drivers can be affected by (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in the economy; and (iii) individual drivers’ desire to be home more frequently. The driver market was more challenging in 2012 compared to 2011, and the supply of recent driving school graduates continues to tighten. We believe that driver pay increases by our competitors, a slightly lower number of and increased competition for truck driving school graduates, an improved housing construction market and changing industry safety regulations are tightening driver supply. We believe our strong mileage utilization, financial strength and safety record are attractive to drivers when compared to other carriers. Additionally, we believe our large percentage of driving jobs in shorter-haul operations (such as Dedicated and Regional) that allow drivers to return home more often is attractive to drivers.
We utilize recent driving school graduates as a significant source of new drivers. These drivers have completed a training program at a truck driving school, hold a commercial driver’s license (“CDL”) and are further trained by Werner-certified trainer drivers for approximately 275 driving hours prior to that driver becoming a solo driver with their own truck. As mentioned above, the recruiting environment for recent driving school graduates remained challenging in 2012. The availability of these drivers has been negatively impacted by the decreased availability of student loan financing for driving schools and may be further impacted by a potential decrease in the number of driving schools and proposed federal rule changes regarding minimum requirements for entry-level driver training.
As economic conditions improve, competition for experienced drivers and recent driving school graduates may increase and could become more challenging in 2013. We cannot predict whether we will experience future shortages in the availability of experienced drivers or driving school graduates. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain experienced drivers or driving school graduates, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
We also recognize that independent contractors complement our company-employed drivers. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses. Because independent contractors provide their own tractors, less financial capital is required from us. Independent contractors also provide us with another source of drivers to support our fleet. We intend to maintain our emphasis on independent contractor recruiting, in addition to company driver recruitment. We, along with others in the trucking industry, however, continue to experience independent contractor recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of independent contractors and tightened equipment financing standards, have made it difficult to recruit and retain independent contractors. If a shortage of independent contractors occurs, increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain a sufficient number of drivers. This could negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.
Revenue Equipment
As of December 31, 2012, we operated 6,505 company tractors and had contracts for 645 tractors owned by independent contractors. The company tractors were manufactured by Freightliner (a Daimler company), Peterbilt and Kenworth (both divisions of PACCAR), International (a Navistar company) and Volvo. We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency. Over half of our company trucks are limited to a maximum speed of 62 miles per hour, and the rest are set to not exceed 65 miles per hour.
The average age of our company truck fleet was 2.3 years at December 31, 2012, and we currently expect to maintain our average truck age at approximately this level during 2013. In 2010, because of the ongoing cost increases for new trucks and the weak used truck market, we extended the replacement cycle for company-owned tractors. In third quarter 2010, we began buying new trucks with engines that comply with the U.S. Environmental Protection Agency (“EPA”) engine emissions standards that became effective for newly manufactured engines beginning in January 2010 to replace used trucks we sell or trade. As of December 31, 2012, approximately 57% of our company tractors have engines that comply with the 2010 emissions standards.
We operated 23,380 trailers at December 31, 2012. This total is comprised of 22,199 dry vans; 217 flatbeds; 958 temperature-controlled trailers; and 6 specialized trailers. Most of our trailers were manufactured by Wabash National Corporation. As of December 31, 2012, nearly all of our dry van trailer fleet consisted of 53-foot trailers and was comprised of aluminum plate or composite (DuraPlate®) trailers. We also provide other trailer lengths, such as 48-foot and 57-foot trailers, to meet the specialized needs of certain customers.

Our wholly-owned subsidiary, Fleet Truck Sales, sells our used trucks and trailers, and we believe it is one of the larger domestic Class 8 truck and equipment retail entities in the United States. Fleet Truck Sales has been in business since 1992 and operates in six locations. We may also trade used trucks to original equipment manufacturers when purchasing new trucks.
Fuel
In 2012, we purchased approximately 97% of our fuel from a predetermined network of fuel stops throughout the United States. Of this 97%, approximately 94% was purchased from three large fuel stop vendors. We negotiate discounted pricing based on historical purchase volumes with these fuel stop vendors. Bulk fueling facilities are maintained at seven of our terminals and one dedicated customer location.
Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase. We do not generally recoup higher fuel costs for miles not billable to customers, out-of-route miles and truck engine idling. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
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
The FMCSA continues its implementation of the Compliance Safety Accountability (“CSA”) safety initiative, which monitors the safety performance of both individual drivers and carriers. In December 2010, the FMCSA made public on its website the Safety Measurement System (“SMS”), which includes monthly reports of specific safety rating measurement and percentile ranking scores for over 500,000 trucking companies. Through the SMS, the public can access carrier scores and data (including a carrier’s roadside safety inspection, out-of-service and moving violation histories) for five Behavior Analysis and Safety Improvement Categories (“BASICs”). In August 2012, the FMCSA released final CSA changes which were implemented in December 2012. These changes include (i) changing the Cargo-Related BASIC to the Hazardous Materials Compliance BASIC; (ii) changing the Fatigued Driving BASIC to the more specific Hours-of-Service Compliance BASIC; (iii) changing the Vehicle Maintenance BASIC to include cargo/load securement violations; (iv) including intermodal equipment violations that should be found during drivers' pre-trip inspections; (v) removing 1 to 5 mph speeding violations and (vi) ensuring all recorded violations accurately reflect the inspection type. As carriers, shippers, brokers, vendors and others review, evaluate and make operational and business decisions using CSA data, we anticipate that drivers and trucking companies will leave the market, although it is difficult to predict the duration and extent to which this may occur and the extent to which this could affect our business. This may limit our ability to attract and retain experienced drivers. We will continue to monitor any CSA developments and continue our CSA compliance efforts.
All truckload carriers are subject to the hours of service (“HOS”) regulations (the “HOS Regulations”) issued by the FMCSA. In December 2011, the FMCSA adopted and issued a final rule that amended the HOS Regulations as follows: (i) drivers can only use the 34-hour restart once every seven calendar days and the 34-hour period must include two periods between 1:00 a.m. and 5:00 a.m.; (ii) drivers may drive only if eight hours or less have passed since the end of the driver’s last off-duty period of at least 30 minutes; (iii) on-duty time does not include any time resting in a parked commercial motor vehicle (“CMV”) and in a moving property-carrying CMV, it does not include up to two hours in the passenger seat immediately before or after the eight consecutive hours in the sleeper-berth; and (iv) driving (or allowing a driver to drive) three or more hours beyond the driving-time limit may be considered an egregious violation and may be subject to the maximum civil penalties. The final rule for the limitations on the minimum 34-hour restarts and the rest breaks is effective on July 1, 2013, and the final rule for the on-duty time and penalties was effective on February 27, 2012. In February 2012, the American Trucking Associations and three advocacy groups filed two separate lawsuits to challenge the new rule. In December 2012, the U.S. Court of Appeals for the D.C. Circuit scheduled oral arguments for March 15, 2013, in response to the challenges. If the new rule is adopted without change, we currently believe the new rule will result in a modest decrease in truck productivity.
On January 31, 2011, the FMCSA issued proposed rules regarding the required installation and use of electronic on-board recorders ("EOBRs") by nearly all carriers to enhance the monitoring and enforcement of the driver HOS rules. In July 2012, Congress passed the federal transportation bill which requires the U.S. DOT to promulgate rules and regulations mandating the use of EOBRs by July 2013 with full adoption for all trucking companies by no later than July 2015. In a February 2013 report, the U.S. DOT indicated that it plans to issue a supplemental proposed rule in September 2013. We are the recognized industry leader for electronic logging of driver hours as we proactively adopted a paperless log system in 1996 that was subsequently approved for our use by the Federal Motor Carrier Safety Administration in 1998. While we don't currently believe any such rules requiring the use of EOBRs would have a significant effect on our operations and profitability, we will continue to monitor future developments.
In May 2011, the FMCSA published a final rule that (i) sets new standards that must be met before states issue commercial learner’s permits (“CLP”), (ii) revises the knowledge and skills testing standards that must be met to obtain both a CLP and a CDL, and (iii) improves anti-fraud measures with the CDL program. States must be in compliance with the new requirements by July 8, 2014. The FMCSA has delayed the release of a final rule regarding minimum requirements for entry level driver training programs, but a final rule must be issued by October 1, 2013. The FMCSA held a public listening session on January 7, 2013. Under the 2007 proposed rule, entry-level drivers applying for a Class A CDL would be required to complete a minimum of 120 hours of training, consisting of 76 classroom hours and 44 driving hours. Current regulations do not require a minimum number of training hours and require only classroom education. Either of these rules could materially impact the number of potential new drivers entering the industry, and we currently cannot predict how the adoption of such rules would affect our driver recruitment and the overall driver market.
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
The EPA mandated a series of stringent engine emissions standards for all newly manufactured truck engines, which became effective in October 2002, January 2007 and January 2010, resulting in increases in the costs of new trucks. The 2010 regulations required a significant decrease in particulate matter (soot and ash) and nitrogen oxide emitted from on-road diesel engines. Engine manufacturers responded to the 2010 standards by modifying engines to produce cleaner combustion with selective catalytic reduction (“SCR”) or exhaust gas recirculation (“EGR”) technologies to remove pollutants from exhaust gases exiting the combustion chamber. The SCR technology also requires the ongoing periodic use of a urea-based diesel exhaust fluid. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards but are more fuel efficient. In 2012, we continued to purchase new trucks with the 2010-standard engines to replace older trucks we sell or trade.
California also enacted restrictions on transport refrigeration unit (“TRU”) emissions that require companies to operate compliant TRUs in California. The California regulations apply not only to California intrastate carriers, but also to carriers outside of California who wish to enter the state with TRUs. In January 2009, the EPA enabled California to phase in its Low-Emission TRU In-Use Performance Standards over several years. Enforcement of California’s in-use performance standards for TRU engines began in January 2010 for 2002 and older TRUs and will be phased in annually for later model years. We have complied with all compliance deadlines through December 31, 2012 that applied to model year 2005 and older TRU engines. California also required the registration of all California-based TRUs by July 31, 2009. For compliance purposes, we completed the California TRU registration process and continue to structure our plan to operate compliant TRUs over the next several years as the regulations gradually become effective.
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
Various provisions of the North American Free Trade Agreement (“NAFTA”) may alter the competitive environment for shipping into and out of Mexico. In July 2011, a portion of NAFTA was implemented allowing U.S. and Mexico carriers to travel beyond the border to transport cargo within one another's countries. We currently believe we are well prepared to respond to any changes that may result from this agreement. We conduct a substantial amount of business in international freight shipments to and from the United States and Mexico (see Note 9 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K), and we believe we are one of the five largest truckload carriers in terms of freight volume shipped to and from the United States and Mexico.
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
To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Difficulty in recruiting and retaining experienced drivers, recent driving school graduates and independent contractors could impact our results of operations and limit growth opportunities.
At times, the trucking industry has experienced driver shortages. Driver availability may be affected by changing workforce demographics, alternative employment opportunities (i.e., housing construction industry), national unemployment rates, freight market conditions, availability of financial aid for driving schools, extended unemployment benefit payment programs and changing industry regulations. If such a shortage were to occur and driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases. Additionally, a shortage of drivers could result in idled equipment, which could affect our profitability.
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
The freight transportation industry is highly competitive and includes thousands of trucking and non-asset-based logistics companies. We compete primarily with other truckload carriers in our Truckload segment. Logistics companies, intermodal companies, railroads, less-than-truckload carriers and private carriers also provide a lesser degree of competition in our Truckload segment, but such providers are more direct competitors in our VAS segment. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. This competition could have an adverse effect on either the number of shipments we transport or the freight rates we receive, which could limit our growth opportunities and reduce our profitability.
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
A significant portion of our revenue is generated from key customers. During 2012, our largest 5, 10 and 25 customers accounted for 25%, 40% and 61% of revenues, respectively. No single customer generated more than 10% of our revenues in 2012, and our largest customer accounted for 7% of our revenues in 2012. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Our contractual relationships with our Specialized Services customers are typically one to three years in length and may be terminated upon 90 days’ notice following the expiration of the contract’s first year. We cannot provide any assurance that key customer relationships will continue at the same levels. If a significant customer reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis, review individual past-due balances and collection concerns and maintain credit insurance for some customer accounts. However, a key customer’s financial failure may negatively affect our results of operations.
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
Our results are affected by the success of our operations in Mexico and other foreign countries in which we operate. We are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA for Mexico and Canada. The agreement permitting cross border movements for both United States and Mexican based carriers into the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion on the cross border lanes between countries.
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
In addition to direct regulation by the DOT, EPA and other federal, state, and local agencies, we are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, discharge and retention of storm-water, and emissions from our vehicles. We operate in industrial areas, where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. We also maintain bulk fuel storage at several of our facilities. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. Tractors and trailers used in our daily operations have been affected by regulatory changes related to air emissions and fuel efficiency, and may be adversely affected in the future by new regulatory actions.
We rely on the services of key personnel, the loss of which could impact our future success.
We are highly dependent on the services of key personnel, including our executive officers. Although we believe we have an experienced and highly qualified management team, the loss of the services of these key personnel could have a significant adverse impact on us and our future profitability.
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
We have not received any written comments from SEC staff regarding our periodic or current reports that were issued 180 days or more preceding the end of our 2012 fiscal year and that remain unresolved.

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

We currently lease (i) approximately 70 small sales offices, Brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico, Canada, China and Australia. We own (i) a 96-room motel located near our Omaha headquarters; (ii) a 71-room private driver lodging facility at our Dallas terminal; (iii) four low-income housing apartment complexes in the Omaha area; (iv) a warehouse facility in Omaha; and (v) a terminal facility in Queretaro, Mexico, which we lease to a related party (see Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We also have 50% ownership in a 125,000 square-foot warehouse located near our headquarters in Omaha. The Fleet Truck Sales network currently has six locations, which are located in certain of our terminals listed above.

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
Since August 1, 2004, our self-insured retention ("SIR") and deductible amount for liability claims has been $2.0 million, plus administrative expenses, for each occurrence involving bodily injury or property damage. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. The following table reflects the SIR/deductible levels and aggregate amounts of liability for bodily injury and property damage claims since August 1, 2009:

Coverage Period	Primary Coverage	Primary Coverage SIR/Deductible
August 1, 2009 – July 31, 2010	$5.0 million	$2.0 million (1)
August 1, 2010 – July 31, 2011	$5.0 million	$2.0 million (1)
August 1, 2011 – July 31, 2012	$5.0 million	$2.0 million (1)
August 1, 2012 – July 31, 2013	$5.0 million	$2.0 million (1)

(1)	Subject to an additional $8.0 million aggregate in the $2.0 to $5.0 million layer and a $5.0 million aggregate in the $5.0 to $10.0 million layer.

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
We are responsible for workers’ compensation claims up to $1.0 million per claim and have premium-based insurance coverage for individual claims above $1.0 million. We also maintain a $32.2 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier.
Information regarding material pending legal proceedings is incorporated by reference from Note 5 and Note 7 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol “WERN”. The following table sets forth, for the quarters indicated from January 1, 2011 through December 31, 2012, (i) the high and low trade prices per share of our common stock quoted on the NASDAQ Global Select MarketSM and (ii) our dividends declared per common share.

	High	Low	Dividends Declared Per Common Share
2012 Quarter ended:
March 31	$26.67	$23.80	$0.05
June 30	25.32	22.71	0.05
September 30	24.69	20.92	0.05
December 31	23.98	20.63	1.55

	High	Low	Dividends Declared Per Common Share
2011 Quarter ended:
March 31	$26.60	$22.55	$0.05
June 30	27.17	23.75	0.05
September 30	26.51	20.15	0.05
December 31	24.77	19.78	0.55

As of February 15, 2013, our common stock was held by 197 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low trade prices per share of our common stock in the NASDAQ Global Select MarketSM as of February 15, 2013 were $23.81 and $23.18, respectively. The declared dividends in the tables above include special cash dividends of $1.50 per share in 2012 and $0.50 per share in 2011. We also paid special cash dividends of $1.60 per share in 2010, $1.25 per share in 2009, and $2.10 per share in 2008.
Dividend Policy
We have paid cash dividends on our common stock following each fiscal quarter since the first payment in July 1987. We paid a special dividend on December 13, 2012 that totaled approximately $109.8 million on our 73.2 million common shares outstanding. We currently intend to continue paying a regular quarterly dividend. We do not currently anticipate any restrictions on our future ability to pay such dividends. However, we cannot give any assurance that dividends will be paid in the future or of the amount of any such quarterly or special dividends because they are dependent on our earnings, financial condition and other factors.
Equity Compensation Plan Information
For information on our equity compensation plans, please refer to Item 12 of Part III of this Form 10-K.
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

220
200
180
160
140
120
100
80
60
40
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Werner Enterprises, Inc. (WERN)
Standard & Poor's 500
NASDAQ Trucking Group (SIC Code 42)

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Werner Enterprises, Inc. (WERN)	$100	$117	$144	$178	$196	$190
Standard & Poor’s 500	$100	$63	$80	$92	$94	$109
NASDAQ Trucking Group (SIC Code 42)	$100	$90	$103	$127	$126	$148
Assuming the investment of $100 on December 31, 2007 and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and an index of other companies included in the trucking industry (NASDAQ Trucking Group – Standard Industrial Classification Code 42) over the same period. Our stock price was $21.67 as of December 31, 2012. This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of December 31, 2012, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during the fourth quarter of 2012 by either the Company or any “affiliated purchaser”, as defined by Rule 10b-18 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of Part II of this Form 10-K.

(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Operating revenues	$2,036,386	$2,002,850	$1,815,020	$1,666,470	$2,165,599
Net income	103,034	102,757	80,039	56,584	67,580
Diluted earnings per share	1.40	1.40	1.10	0.79	0.94
Cash dividends declared per share	1.70	0.70	1.80	1.45	2.30
Total assets	1,334,900	1,302,416	1,151,552	1,173,009	1,275,318
Total debt	90,000	—	—	—	30,000
Stockholders’ equity	714,897	725,147	668,975	704,650	745,530
Book value per share (1)	9.76	9.95	9.21	9.80	10.42
Return on average stockholders’ equity (2)	13.6%	14.5%	11.1%	7.5%	8.1%
Return on average total assets (3)	7.7%	8.3%	6.6%	4.5%	5.0%
Operating ratio (consolidated) (4)	91.6%	91.3%	92.6%	94.2%	94.8%

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
Operating revenues reported under “Results of Operations” are categorized as (i) trucking revenues, net of fuel surcharge, (ii) trucking fuel surcharge revenues, (iii) non-trucking revenues, including VAS, and (iv) other operating revenues. Trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues are generated by the operating units in the Truckload segment (One-Way Truckload and Specialized Services). Non-trucking revenues, including VAS, are generated primarily by the four operating units in our VAS segment (Brokerage, Freight Management, Intermodal and WGL), and a small amount is generated by the Truckload segment. Other operating revenues are generated from other business activities such as third-party equipment maintenance and equipment leasing. In 2012, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 83% of total operating revenues, and non-trucking and other operating revenues accounted for 17% of total operating revenues.
Trucking revenues, net of fuel surcharge, are typically generated on a per-mile basis and also include revenues such as stop charges, loading and unloading charges, equipment detention charges, and equipment repositioning charges. To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average percentage of empty miles (miles without trailer cargo), (iii) average trip length (in loaded miles) and (iv) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our Truckload segment also generates a small amount of revenues categorized as non-trucking revenues, related to shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for 2012 to 2011, several industry-wide issues could cause costs to increase in 2013. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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
Results of Operations:
The following table sets forth the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2012		2011		2010		Percentage Change in Dollar Amounts
(Amounts in thousands)	$	%	$	%	$	%	2012 to 2011 (%)	2011 to 2010 (%)
Trucking revenues, net of fuel surcharge	$1,309,503	64.3	$1,310,612	65.4	$1,287,068	70.9	(0.1)	1.8
Trucking fuel surcharge revenues	376,104	18.5	373,384	18.6	254,764	14.0	0.7	46.6
Non-trucking revenues, including VAS	334,534	16.4	301,772	15.1	259,628	14.3	10.9	16.2
Other operating revenues	16,245	0.8	17,082	0.9	13,560	0.8	(4.9)	26.0
Operating revenues	2,036,386	100.0	2,002,850	100.0	1,815,020	100.0	1.7	10.3

Operating expenses:
Salaries, wages and benefits	544,322	26.7	536,509	26.8	527,576	29.1	1.5	1.7
Fuel	401,417	19.7	412,905	20.6	313,518	17.3	(2.8)	31.7
Supplies and maintenance	172,505	8.5	169,386	8.5	155,943	8.6	1.8	8.6
Taxes and licenses	90,002	4.4	92,917	4.6	94,018	5.2	(3.1)	(1.2)
Insurance and claims	65,593	3.2	67,523	3.4	69,991	3.8	(2.9)	(3.5)
Depreciation	166,957	8.2	158,634	7.9	152,242	8.4	5.2	4.2
Rent and purchased transportation	420,480	20.7	387,472	19.3	352,648	19.4	8.5	9.9
Communications and utilities	13,745	0.7	15,181	0.8	15,123	0.8	(9.5)	0.4
Other	(10,079)	(0.5)	(11,351)	(0.6)	(621)	—	11.2	(1,727.9)
Total operating expenses	1,864,942	91.6	1,829,176	91.3	1,680,438	92.6	2.0	8.9

Operating income	171,444	8.4	173,674	8.7	134,582	7.4	(1.3)	29.0
Total other expense (income)	(1,722)	(0.1)	(1,232)	0.0	(1,655)	(0.1)	(39.8)	25.6
Income before income taxes	173,166	8.5	174,906	8.7	136,237	7.5	(1.0)	28.4
Income taxes	70,132	3.4	72,149	3.6	56,198	3.1	(2.8)	28.4
Net income	$103,034	5.1	$102,757	5.1	$80,039	4.4	0.3	28.4

The following table sets forth certain statistical data regarding our operations for the periods indicated.

	2012	2011	2010
Average revenues per tractor per week (1)	$3,486	$3,480	$3,413
Average trip length in miles (loaded) (2)	481	493	481
Average percentage of empty miles (3)	12.3%	11.7%	11.4%
Average tractors in service	7,225	7,242	7,252
Total trailers (Truckload and Intermodal, at year end)	23,380	23,045	23,850
Total tractors (at year end):
Company	6,505	6,600	6,595
Independent contractor	645	600	680
Total tractors	7,150	7,200	7,275

(1)	Net of fuel surcharge revenues.

(2)
Average trip length in miles (loaded) corrected for all periods prior to 2012. See www.werner.com ("Investors" tab under "Featured Documents") for correction of prior quarterly and annual average trip length data. The average trip length correction had no impact on the prior annual reporting of any other operating statistic.

(3)	"Empty" refers to miles without trailer cargo.
The following table sets forth the revenues, operating expenses and operating income for the Truckload segment. Operating revenues for the Truckload segment are primarily categorized as trucking revenues, net of fuel surcharge, and trucking fuel surcharge revenues but also include a small amount of non-trucking revenues as described on page 14. These non-trucking revenues were $13.6 million in 2012, $10.5 million in 2011 and $8.6 million in 2010.

	2012		2011		2010
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%
Revenues	$1,699,349	100.0	$1,694,965	100.0	$1,550,601	100.0
Operating expenses	1,546,207	91.0	1,537,361	90.7	1,428,393	92.1
Operating income	$153,142	9.0	$157,604	9.3	$122,208	7.9

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

	2012		2011		2010
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%
Revenues	$1,699,349		$1,694,965		$1,550,601
Less: trucking fuel surcharge revenues	376,104		373,384		254,764
Revenues, net of fuel surcharges	1,323,245	100.0	1,321,581	100.0	1,295,837	100.0
Operating expenses	1,546,207		1,537,361		1,428,393
Less: trucking fuel surcharge revenues	376,104		373,384		254,764
Operating expenses, net of fuel surcharges	1,170,103	88.4	1,163,977	88.1	1,173,629	90.6
Operating income	$153,142	11.6	$157,604	11.9	$122,208	9.4

The following table sets forth the VAS segment’s non-trucking revenues, rent and purchased transportation expense, gross margin, other operating expenses and operating income. Other operating expenses for the VAS segment primarily consist of salaries, wages and benefits expense.

	2012		2011		2010
Value Added Services (amounts in thousands)	$	%	$	%	$	%
Revenues	$320,933	100.0	$291,109	100.0	$250,983	100.0
Rent and purchased transportation expense	271,104	84.5	244,194	83.9	213,567	85.1
Gross margin	49,829	15.5	46,915	16.1	37,416	14.9
Other operating expenses	33,830	10.5	29,879	10.2	26,411	10.5
Operating income	$15,999	5.0	$17,036	5.9	$11,005	4.4
2012 Compared to 2011
Operating Revenues
Operating revenues increased 1.7% in 2012 compared to 2011 due to higher non-trucking revenues in the VAS segment. Trucking revenues were nearly flat year over year.
The truckload freight market during 2012 was softer than in 2011. The average weekly pre-booked percentage of loads to trucks (“pre-books”) for the One-Way Truckload fleets in 2012 was lower than 2011. In the first half of 2012, we saw typical seasonal trends; however, the second half of 2012 did not demonstrate typical seasonal improvement. We believe the economic and fiscal policy uncertainty during the last half of 2012 affected freight trends, as our customers were generally more cautious with their shipping volumes and tightly managed inventories. Freight trends thus far in 2013 have followed typical seasonal patterns. Pre-books for our One-Way Truckload fleets to date in 2013 are similar to the same period in 2012.
Trucking revenues, net of fuel surcharge, decreased 0.1%, as the slight improvement in average revenues per tractor per week was offset by a small decline in the average number of tractors in service. Average revenues per tractor per week reflect the combined effects of average revenues per total mile, net of fuel surcharge, and average monthly miles per tractor. Average revenues per total mile, net of fuel surcharge, increased 2.0% in 2012 compared to 2011. Contractual rate increases in 2012 were similar to 2011, but spot pricing and project freight declined in 2012 versus 2011. Project freight is generally of a higher volume and shorter duration and therefore commands a premium price. Average monthly miles per tractor decreased 1.8% in 2012 compared to 2011, resulting from fewer driver teams and a decrease in the average trip length in miles.
The average number of tractors in service decreased to 7,225 in 2012 from 7,242 in 2011, and we ended 2012 with 7,150 tractors. We do not intend to consider growing our truck fleet beyond 7,300 trucks until we achieve a truckload operating margin percentage of 11% on an annualized basis. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size or return our fleet to our goal of 7,300 trucks. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues increased to $376.1 million in 2012 from $373.4 million in 2011 because of higher average fuel prices in 2012. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent DOE fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload, specialized and logistics (which includes the VAS segment) services by growing our logistics services revenues.
VAS revenues, which are reported as non-trucking revenues, are generated by its four operating units and exclude revenues for VAS shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS revenues increased 10.2% to $320.9 million in 2012 from $291.1 million in 2011, resulting from a 5.1% increase in the net number of VAS freight shipments and a 4.8% increase in the average revenue per shipment. The revenue increase was nearly evenly split among the Brokerage, Intermodal and International operating units. VAS gross margin dollars increased 6.2% to $49.8 million in 2012 from $46.9 million in 2011. The VAS gross margin percentage decreased from 16.1% in 2011 to 15.5% in 2012 because of the higher cost of third-party capacity and growth in the lower margin Intermodal and WGL operating units. VAS operating income decreased 6.1% to $16.0 million in 2012 from $17.0 million in 2011. The following table shows the changes that are described above in VAS shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

	2012	2011	Difference	% Change
Total VAS shipments	265,411	256,116	9,295	3.6%
Less: Non-committed shipments to Truckload segment	79,025	78,842	183	0.2%
Net VAS shipments	186,386	177,274	9,112	5.1%
Average revenue per shipment	$1,602	$1,529	$73	4.8%

Brokerage revenues increased 6% in 2012 compared to 2011 due to a 5% increase in average revenue per shipment and a 1% increase in number of shipments. Brokerage gross margin and operating income dollars both increased 3% year over year; however, the gross margin percentage and operating income percentage both decreased. In terms of 2012 revenues, Brokerage is the largest logistics operating unit, followed by Intermodal and WGL. Intermodal revenues increased 16%, and its operating income improved by a slightly lower percentage. WGL revenues grew 22% while the gross margin and operating income declined. VAS received a new customer award involving all four VAS operating units and began managing shipments in January 2013. We continue to focus on expanding this area of our business.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.6% in 2012 compared to 91.3% in 2011. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios and operating margins for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $7.8 million or 1.5% in 2012 compared to 2011 and decreased 0.1% as a percentage of operating revenues. The higher salaries, wages and benefits expense was attributed to (i) higher non-driver salaries, (ii) higher stock-based compensation expense, (iii) higher driver pay, as we made certain pay adjustments in the first half of 2012 to attract and retain drivers for specific fleets, and (iv) higher healthcare expense. These increases were partially offset by (i) lower workers' compensation expense, (ii) lower state unemployment expense, and (iii) the minimal shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. Salaries, wages and benefits in the non-trucking VAS segment increased 11.8% in 2012 compared to 2011. VAS handled 3.6% more shipments in 2012 compared to 2011, including those transferred to the Truckload segment, and the net shipments retained by VAS increased by 5.1%.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2012. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers' compensation insurance premiums for the policy year beginning April 2012 are slightly lower than those for the previous policy year.
The driver recruiting and retention market was more challenging in 2012 compared to 2011. We believe that driver pay increases by our competitors, a slightly lower number of and increased competition for truck driving school graduates, an improved housing construction market and changing industry safety regulations were all contributing factors. However, we continue to believe our position in the current market is better than that of many competitors because over 70% of our driving jobs are in more attractive, shorter-haul Regional and Dedicated fleet operations that enable us to return drivers to their homes on a more frequent and consistent basis. Assuming the domestic economy strengthens in 2013, we anticipate the driver market could become even more challenging in 2013. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $11.5 million or 2.8% in 2012 compared to 2011 and decreased 0.9% as a percentage of operating revenues due to improved miles per gallon ("mpg"), a shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles, partially offset by higher average diesel fuel prices. Average diesel fuel prices in 2012 were 9 cents per gallon higher than in 2011, a 3% increase.

We continue to employ measures to improve our fuel mpg, such as (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet. We continue to invest in fuel-saving equipment solutions, which are also intended to lessen environmental impact, such as (i) new trucks with EPA 2010 compliant engines, (ii) more aerodynamic truck features, (iii) idle reduction systems, (iv) tire inflation systems and (v) trailer skirts to reduce our fuel gallons purchased and improve our mpg. These measures resulted in a 4% improvement in mpg in 2012 compared to 2011. However, fuel savings from the mpg improvement is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant capital investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as a SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.
For the first eight weeks of 2013, the average diesel fuel price per gallon was approximately 8 cents higher than the average diesel fuel price per gallon in the same period of 2012 and approximately 2 cents lower than the average for first quarter 2012.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We have historically been successful recouping a majority, but not all, of fuel cost increases through our fuel surcharge program. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $3.1 million or 1.8% in 2012 compared to 2011 and didn't change as a percentage of operating revenues. The higher maintenance costs resulted primarily from higher tire expense due to tire price increases and increases in a combination of expenses including driver advertising, travel expenses and tolls expense, partially offset by a decrease in maintenance on a reduced number of auxiliary power units (“APUs”).
Taxes and licenses decreased $2.9 million or 3.1% in 2012 compared to 2011 and decreased 0.2% as a percentage of operating revenues due primarily to the improvement in the company truck fuel mpg. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.
Insurance and claims decreased $1.9 million or 2.9% in 2012 compared to 2011 and decreased 0.2% as a percentage of operating revenues. The decrease is primarily the result of lower expense related to new claims offset partially by an increase in the reserves for prior period claims (unfavorable development). The unfavorable development related primarily to larger liability claims as the development for smaller liability claims was favorable. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2012 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. See Item 3 of Part I of this Form 10-K for information on our bodily injury and property damage coverage levels since August 1, 2009. Our liability insurance premiums for the policy year that began August 1, 2012 are comparable to the previous policy year premiums.
Depreciation increased $8.3 million or 5.2% in 2012 compared to 2011 and increased 0.3% as a percentage of operating revenues. This increase is due primarily to the higher cost of new trucks compared to the cost of used trucks that were sold. The average cost of new trucks purchased in 2012 is approximately 25% higher than the average cost of used trucks that were sold in 2012. In addition, the purchase of new trailers to replace older used trailers which are fully depreciated also contributed to the increase in depreciation expense. These increases were partially offset by lower depreciation on auxiliary power units that were sold with the older used trucks and not replaced.
Depreciation expense was historically affected by two changes to engine emissions standards imposed by the EPA that became effective in October 2002 and in January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. In 2012, we continued to purchase trucks with 2010-standard engines to replace older trucks that we sold or traded, and as of December 31, 2012, approximately 57% of our company tractors had engines that comply with the 2010 emissions standards. Depreciation expense increased in 2012 due to higher prices for these new trucks and is expected to increase further as we continue to replace tractors with 2007-standard engines.

Rent and purchased transportation expense increased $33.0 million or 8.5% in 2012 compared to 2011 and increased 1.4% as a percentage of operating revenues. Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. VAS rent and purchased transportation expense increased $26.9 million to 84.5% of VAS revenues in 2012 compared to 83.9% of VAS revenues in 2011.
Rent and purchased transportation expense for the Truckload segment increased $6.1 million in 2012 compared to 2011. This increase is due primarily to increased fuel prices that resulted in higher reimbursements to independent contractors for fuel and a shift from salaries, wages and benefits and several other expense categories to rent and purchased transportation expense because of the increase in independent contractor truck miles as a percentage of total miles. Fuel reimbursements to independent contractors amounted to $41.2 million in 2012 compared to $39.8 million in 2011, a $1.4 million increase. Independent contractor miles as a percentage of total miles were 11.1% in 2012 compared to 10.9% in 2011. In addition, rent and purchased transportation expense related to Truckload segment shipments delivered to or from Mexico utilizing a third-party capacity provider increased by $2.9 million in 2012 compared to 2011, resulting from higher volumes.
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
Communications and utilities decreased $1.4 million or 9.5% in 2012 compared to 2011 and decreased 0.1% as a percentage of operating revenues. This decrease is due to the installation of Qualcomm MCP200 units, which was started in early 2011 and substantially completed by mid-2012, that have a lower monthly service fee than the Qualcomm OmniTRACS units that were replaced.
Other operating expenses increased $1.3 million or 11.2% in 2012 compared to 2011 and increased 0.1% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets decreased to $20.5 million in 2012 from $21.3 million in 2011, a $0.8 million decrease. In 2012, we realized higher average gains per truck and trailer sold ; however, we sold fewer trucks and trailers than in 2011. We expect to sell fewer trucks and trailers in 2013 compared to 2012. Increases in professional fees also contributed to the increase in other operating expenses in 2012 compared to 2011.
Other Expense (Income)
Other expense (income) decreased $0.5 million or 39.8% in 2012 compared to 2011 and decreased 0.1% as a percentage of operating revenues. Interest income net of interest expense increased $0.2 million in 2012 compared to 2011 and fines and penalties decreased $0.3 million in 2012 as we paid a penalty to the State of New York in 2011 to settle a permit issue.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 40.50% for 2012 from 41.25% in 2011. The lower income tax rate is attributed to lower expense related to unrecognized tax benefits.
2011 Compared to 2010
Operating Revenues
Operating revenues increased 10.3% in 2011 compared to 2010 due primarily to higher trucking fuel surcharge revenues. Non-trucking revenues in the VAS segment and trucking revenues (net of fuel surcharge) were also higher in 2011 compared to 2010.
The truckload freight market during 2011 was at levels comparable to 2010. Pre-books for the One-Way Truckload fleets in 2011 were fairly consistent with 2010. However, in second quarter 2011, we experienced sluggish freight demand compared to unusually strong demand in the same quarter of 2010. This continued into the first half of third quarter 2011 and began to improve in the second half of third quarter 2011. Freight demand in fourth quarter 2011 was better than fourth quarter 2010.

Trucking revenues, net of fuel surcharge, increased 1.8%. This resulted primarily from a 2.0% increase in average revenues per tractor per week. Average revenues per tractor per week reflect the combined effects of average revenues per total mile, net of fuel surcharge, and average monthly miles per tractor. Average revenues per total mile, net of fuel surcharge, increased 3.8%, which we attribute to a combination of customer contractual rate increases and improved freight mix. Seasonal project work and periods of strong customer demand for truck capacity also contributed to the increase to a lesser extent. Average monthly miles per tractor decreased 1.7% from 2010 to 2011 due to fewer trips per tractor and a more challenging driver market. The driver market conditions resulted in a reduction in the number of trainer team drivers and slightly higher driver turnover.
The average number of tractors in service decreased to 7,242 in 2011 from 7,252 in 2010. We ended 2011 with 7,200 tractors compared to 7,275 at the end of 2010.
Trucking fuel surcharge revenues increased 46.6% to $373.4 million in 2011 from $254.8 million in 2010 because of higher average fuel prices in 2011.
VAS revenues increased 16.0% to $291.1 million in 2011 from $251.0 million in 2010. Most of the revenue increase occurred in the Brokerage and Intermodal units, offset partially by a decrease in Freight Management revenues. The gross number of VAS freight shipments decreased by 2.0% year over year, but VAS shifted 15.9% fewer shipments not committed to third-party capacity providers to our Truckload segment. Thus the net number of VAS shipments increased by 5.7%. VAS gross margin dollars increased 25.4% to $46.9 million in 2011 from $37.4 million in 2010. The VAS gross margin percentage increased from 14.9% in 2010 to 16.1% in 2011 because of the lower cost of third-party capacity. The following table shows the changes that are described above in VAS shipment volume and average revenue (excluding logistics fee revenue) per shipment for all VAS shipments:

	2011	2010	Difference	% Change
Total VAS shipments	256,116	261,396	(5,280)	(2.0)%
Less: Non-committed shipments to Truckload segment	78,842	93,760	(14,918)	(15.9)%
Net VAS shipments	177,274	167,636	9,638	5.7%
Average revenue per shipment	$1,529	$1,346	$183	13.6%
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
Operating Expenses
Our operating ratio was 91.3% in 2011 compared to 92.6% in 2010. Total operating revenues increased 10.3% from 2010 to 2011; thus, when evaluated as a percentage of total operating revenues, expense items may appear lower in 2011 when compared to 2010. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios and operating margins for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $8.9 million or 1.7% in 2011 compared to 2010 but decreased 2.3% as a percentage of operating revenues. Higher expense for worker's compensation claims was the largest factor contributing to the increase, and a smaller increase in non-driver wages also contributed. These increases were partially offset by lower student pay due to a decrease in the average number of active trainer teams. The shift to this expense category from rent and purchased transportation expense because of the decrease in independent contractor miles as a percentage of total miles was offset by the overall decrease in miles, which resulted in fewer company driver miles. Salaries, wages and benefits in the non-trucking VAS segment increased 8.3% in 2011 compared to 2010. VAS handled 2.0% fewer shipments in 2011 compared to 2010, including those transferred to the Truckload segment, but the net shipments retained by VAS increased by 5.7%.
We renewed our workers' compensation insurance coverage for the policy year that began April 1, 2011. Our coverage levels were the same as the prior policy year. We maintained a self-insurance retention of $1.0 million per claim. Our workers' compensation insurance premiums for the policy year beginning April 2011 were similar to those for the previous policy year.
The driver market was increasingly competitive in 2011 compared to 2010, and the supply of experienced drivers and recent driving school graduates continued to tighten.

Fuel increased $99.4 million or 31.7% in 2011 compared to 2010 and increased 3.3% as a percentage of operating revenues due to higher average diesel fuel prices. Average diesel fuel prices in 2011 were 83 cents per gallon higher than in 2010, a 37% increase. A shift to this expense category from rent and purchased transportation expense because of the decrease in independent contractor miles as a percentage of total miles also contributed to the increase.
During 2011, we continued to employ fuel-saving measures and invest in fuel-saving equipment solutions, which are also intended to lessen environmental impact. These measures resulted in a 4% improvement in fuel mpg in 2011 compared to 2010. However, fuel savings from the mpg improvement was partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emissions standards).
Supplies and maintenance increased $13.4 million or 8.6% in 2011 compared to 2010 but decreased 0.1% as a percentage of operating revenues. The increases in maintenance costs resulted primarily from (i) higher tire expense, (ii) increases in other tractor-related expenses, such as APU maintenance and the maintenance portion of preparing a larger amount of used trucks and trailers for sale and (iii) a shift to this expense category from rent and purchased transportation expense because of the decrease in independent contractor miles as a percentage of total miles. These increases were partially offset by a decrease in trailer-related expenses.
In 2011, the price of natural rubber increased as global demand outpaced supply of this raw material. Natural rubber is a major component in the production of tires, and most large tire producers raised tire prices in 2010 and 2011. A series of price increases during 2010 and 2011 contributed to 11% higher total tire expense in 2011 compared to 2010. On a per-tire basis, the average cost of our tires increased approximately 20% from the end of 2010 to the end of 2011. We have contracted pricing arrangements in place with our large tire vendors, but are subject to periodic price changes. We purchased additional inventories of tires in the latter part of 2010 and during 2011 to lessen the effects of a raw material shortage.
Taxes and licenses decreased $1.1 million or 1.2% in 2011 compared to 2010 and decreased 0.6% as a percentage of operating revenues due to a decrease in fuel taxes resulting from the improvement in the company truck mpg.
Insurance and claims decreased $2.5 million or 3.5% in 2011 compared to 2010 and decreased 0.4% as a percentage of operating revenues. The decrease is primarily the result of lower expense related to large liability claims due to improved loss development and reimbursement from insurance carriers of expenses on large liability claims settled in prior periods. These decreases were nearly offset by higher expense related to small liability claims, both from a higher average cost per new claim and from net unfavorable development on prior period claims in 2011 compared to net favorable loss development in 2010. We renewed our liability insurance policies on August 1, 2011 and continued to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2011 are comparable to the previous policy year premiums.
Depreciation increased $6.4 million or 4.2% in 2011 compared to 2010 but decreased 0.5% as a percentage of operating revenues. The depreciation expense increase was due primarily to higher tractor depreciation resulting from the higher cost of new trucks compared to the used trucks they replaced. The average cost of new trucks purchased in 2011 was approximately 30% higher than the average cost of used trucks sold in 2011.
Rent and purchased transportation expense increased $34.8 million or 9.9% in 2011 compared to 2010 but decreased 0.1% as a percentage of operating revenues. VAS rent and purchased transportation expense increased $30.6 million and was 83.9% of VAS revenues in 2011 compared to 85.1% in 2010.
Rent and purchased transportation expense for the Truckload segment increased $4.2 million in 2011 compared to 2010 due primarily to increased fuel prices that resulted in higher reimbursements to independent contractors for fuel, partially offset by a shift from rent and purchased transportation expense to salaries, wages and benefits and several other expense categories because of the decrease in independent contractor truck miles as a percentage of total miles. Independent contractor miles as a percentage of total miles were 10.9% in 2011 compared to 11.9% in 2010. Fuel reimbursements to independent contractors amounted to $39.8 million in 2011 compared to $29.7 million in 2010, a $10.1 million increase.
Other operating expenses decreased $10.7 million in 2011 compared to 2010 and decreased 0.6% as a percentage of operating revenues. Gains on sales of assets increased to $21.3 million in 2011 from $5.9 million in 2010, a $15.4 million increase. In 2011, we realized significantly higher average gains per truck sold and sold more trucks and trailers than in 2010. Average gains per trailer sold were slightly higher. Cost increases related to professional fees and bad debt expense offset a portion of the improved gains.

Other Expense (Income)
Other expense (income) increased $0.4 million or 25.6% in 2011 compared to 2010 and increased 0.1% as a percentage of operating revenues. Interest income net of interest expense decreased $0.1 million in 2011 compared to 2010 and fines and penalties increased $0.2 million in 2011 as we paid a penalty to the State of New York to settle a permit issue.
Income Taxes
Our effective income tax rate was 41.25% for 2011 and 2010.
Liquidity and Capital Resources:
During the year ended December 31, 2012, we generated cash flow from operations of $255.1 million, a 3.5% decrease ($9.4 million), compared to the year ended December 31, 2011. This decrease is attributed primarily to a $39.2 million increase in income tax payments in 2012 compared to 2011 as the federal bonus depreciation rates that applied to our tractor and trailer purchases decreased to 50% in 2012 from 100% in 2011 and a $39.6 million decrease in cash flows related to accounts payable, offset by a $36.0 million improvement in cash flows related to accounts receivable related to shipment growth and increasing rates and fuel surcharge revenues at the end of 2011 and an $18.2 million increase in cash flows related to other current assets due to increased purchases of tires for inventory in 2011 and gradually issuing those tires for use in 2012. Cash flow from operations increased $36.0 million in 2011 from 2010, or 15.8%. The increase in cash flow from operations in 2011 compared to 2010 was attributed primarily to (i) a $27.2 million decrease in income tax payments due to federal bonus depreciation provisions that applied to our increased new tractor and trailer purchases in 2011, (ii) increased net income of $22.7 million and (iii) an $8.5 million increase in cash flows related to accounts payable. These increases were partially offset by an $18.9 million decrease in cash flows related to increased accounts receivable due to shipment growth at the end of the year and higher fuel surcharge billings at the end of 2011 due to higher fuel prices at the end of 2011. We were able to make net capital expenditures and pay dividends because of the cash flow from operations and existing cash balances, supplemented by net borrowings under our existing credit facilities.
Net cash used in investing activities decreased by $8.0 million to $216.8 million in 2012 from $224.8 million in 2011 and increased by $110.5 million in 2011 from 2010. Net property additions (primarily revenue equipment) were $224.9 million for the year ended December 31, 2012 compared to $232.2 million during the same period of 2011 and $119.0 million during 2010. The slight decrease between 2012 and 2011 occurred because our purchases of new trucks and trailers, net of dispositions, were lower in the 2012 period than in the 2011 period. The increase between 2011 and 2010 occurred because we purchased more new trucks in the 2011 period than in the 2010 period. As of December 31, 2012, we were committed to property and equipment purchases of approximately $5.9 million. We currently expect our estimated net capital expenditures (primarily revenue equipment) to be lower in 2013, in the range of $100 million to $150 million. This is because we intend to maintain the average age of our truck fleet in 2013 (normal replacement) rather than reducing the average age of our truck fleet as we did in 2012 and 2011 (accelerated replacement). We intend to fund these net capital expenditures in 2013 through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.
Net financing activities used $35.6 million in 2012, $40.8 million in 2011 and $119.3 million in 2010. During the year ended December 31, 2012, our borrowings totaled $250.0 million, and we repaid $160.0 million of debt. Our outstanding debt at December 31, 2012 totaled $90.0 million, of which $20.0 million was repaid in January 2013 and thus classified as short-term. During the same periods in 2011 and 2010 we borrowed and repaid $50.0 million in short-term debt. We paid quarterly and special dividends of $124.4 million in 2012, $51.0 million in 2011 and $130.7 million in 2010. The dividends paid in each of these years included special dividends of $1.50 per share ($109.8 million total) paid in December 2012, $0.50 per share ($36.4 million total) paid in December 2011 and $1.60 per share ($116.2 million total) paid in December 2010. In 2011, we had financing inflows of $6.7 million from checks issued in excess of cash balances, and this same amount reduced our financing cash flows in 2012. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends on stock market conditions and other factors. As of December 31, 2012, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.
Management believes our financial position at December 31, 2012 is strong. As of December 31, 2012, we had $15.4 million of cash and cash equivalents and $714.9 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of December 31, 2012, we had a total of $250.0 million of credit pursuant to two credit facilities, of which we had borrowed $90.0 million. The remaining $160.0 million of credit available under these facilities is further reduced by the $33.8 million in standby letters of credit under which we are obligated. These letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2012.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year (2013)	1-3 years (2014-2015)	3-5 years (2016-2017)	More than 5 years (After 2017)	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$11.6	$0.4	$—	$—	$—	$11.2
Long-term debt, including current maturities	90.0	20.0	—	70.0	—	—
Property and equipment purchase commitments	5.9	5.9	—	—	—	—
Operating leases	3.8	1.6	2.2	—	—	—
Total contractual cash obligations	$111.3	$27.9	$2.2	$70.0	$—	$11.2
Other Commercial Commitments
Unused lines of credit	$126.2	$—	$—	$126.2	$—	$—
Standby letters of credit	33.8	33.8	—	—	—	—
Total commercial commitments	$160.0	$33.8	$—	$126.2	$—	$—
Total obligations	$271.3	$61.7	$2.2	$196.2	$—	$11.2
We have committed credit facilities with two banks totaling $250.0 million that mature in May 2016 ($175.0 million) and May 2017 ($75.0 million). At December 31, 2012, we had borrowed $90.0 million under these facilities. In January 2013, we repaid $20.0 million of debt that was outstanding at December 31, 2012, which we classified as current in the Consolidated Balance Sheets and reported in the "Less than 1 year" category in the table above. Borrowings under these credit facilities bear variable interest (0.85% at December 31, 2012) based on the London Interbank Offered Rate (“LIBOR”). The credit available under these facilities is further reduced by the amount of standby letters of credit under which we are obligated. The standby letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of December 31, 2012, we had recorded an $11.6 million liability for unrecognized tax benefits. We expect $0.4 million to be settled within the next twelve months and are unable to reasonably determine when the $11.2 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at December 31, 2012 was approximately $3.8 million.
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
Interest Rate Risk
We had $90.0 million of variable rate debt outstanding at December 31, 2012. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $900,000. As of December 31, 2012, we had no derivative financial instruments to reduce our exposure to interest rate increases.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of December 31, 2012, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $1.0 million in 2012, losses were $1.8 million in 2011, and gains were $2.1 million in 2010 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 13.01 Pesos to $1.00 at December 31, 2012 compared to 13.98 Pesos to $1.00 at December 31, 2011 and 12.36 Pesos to $1.00 at December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Werner Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Werner Enterprises, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
Omaha, Nebraska
February 25, 2013

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
Operating revenues	$2,036,386	$2,002,850	$1,815,020
Operating expenses:
Salaries, wages and benefits	544,322	536,509	527,576
Fuel	401,417	412,905	313,518
Supplies and maintenance	172,505	169,386	155,943
Taxes and licenses	90,002	92,917	94,018
Insurance and claims	65,593	67,523	69,991
Depreciation	166,957	158,634	152,242
Rent and purchased transportation	420,480	387,472	352,648
Communications and utilities	13,745	15,181	15,123
Other	(10,079)	(11,351)	(621)
Total operating expenses	1,864,942	1,829,176	1,680,438
Operating income	171,444	173,674	134,582
Other expense (income):
Interest expense	288	85	47
Interest income	(1,837)	(1,448)	(1,536)
Other	(173)	131	(166)
Total other income	(1,722)	(1,232)	(1,655)
Income before income taxes	173,166	174,906	136,237
Income taxes	70,132	72,149	56,198
Net income	$103,034	$102,757	$80,039
Earnings per share:
Basic	$1.41	$1.41	$1.11
Diluted	$1.40	$1.40	$1.10
Weighted-average common shares outstanding:
Basic	72,909	72,787	72,369
Diluted	73,453	73,225	72,807
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net income	$103,034	$102,757	$80,039
Other comprehensive income (loss):
Foreign currency translation adjustments	1,014	(1,750)	2,136
Other comprehensive income (loss)	1,014	(1,750)	2,136
Comprehensive income	$104,048	$101,007	$82,175
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$15,428	$12,412
Accounts receivable, trade, less allowance of $10,528 and $10,154, respectively	211,133	218,712
Other receivables	8,004	9,213
Inventories and supplies	23,260	30,212
Prepaid taxes, licenses and permits	14,893	15,094
Current deferred income taxes	25,139	25,805
Other current assets	21,330	29,883
Total current assets	319,187	341,331
Property and equipment, at cost:
Land	31,620	30,242
Buildings and improvements	132,201	130,230
Revenue equipment	1,335,897	1,284,060
Service equipment and other	190,772	180,476
Total property and equipment	1,690,490	1,625,008
Less – accumulated depreciation	696,647	682,872
Property and equipment, net	993,843	942,136
Other non-current assets	21,870	18,949
Total assets	$1,334,900	$1,302,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$—	$6,671
Accounts payable	56,397	93,486
Current portion of long-term debt	20,000	—
Insurance and claims accruals	57,679	62,681
Accrued payroll	21,134	19,483
Other current liabilities	20,983	16,504
Total current liabilities	176,193	198,825
Long-term debt, net of current portion	70,000	—
Other long-term liabilities	15,779	14,194
Insurance and claims accruals, net of current portion	125,500	121,250
Deferred income taxes	232,531	243,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 73,246,598 and 72,847,576 shares outstanding, respectively	805	805
Paid-in capital	97,457	94,396
Retained earnings	758,617	779,994
Accumulated other comprehensive loss	(4,156)	(5,170)
Treasury stock, at cost; 7,286,938 and 7,685,960 shares, respectively	(137,826)	(144,878)
Total stockholders’ equity	714,897	725,147
Total liabilities and stockholders’ equity	$1,334,900	$1,302,416
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$103,034	$102,757	$80,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	166,957	158,634	152,242
Deferred income taxes	(9,068)	57,863	(11,921)
Gain on disposal of property and equipment	(20,533)	(21,290)	(5,907)
Stock-based compensation	4,602	2,599	1,461
Insurance and claims accruals, net of current portion	4,250	8,000	(250)
Other	(237)	(1,073)	592
Changes in certain working capital items:
Accounts receivable, net	7,579	(28,448)	(9,524)
Other current assets	17,581	(21,744)	(1,218)
Accounts payable	(20,172)	19,381	10,839
Other current liabilities	1,103	(12,199)	12,130
Net cash provided by operating activities	255,096	264,480	228,483
Cash flows from investing activities:
Additions to property and equipment	(284,942)	(302,340)	(176,057)
Retirements of property and equipment	60,015	70,142	57,024
Decrease in notes receivable	8,122	7,354	4,699
Net cash used in investing activities	(216,805)	(224,844)	(114,334)
Cash flows from financing activities:
Repayments of short-term debt	(160,000)	(50,000)	(50,000)
Proceeds from issuance of short-term debt	180,000	50,000	50,000
Proceeds from issuance of long-term debt	70,000	—	—
Change in net checks issued in excess of cash balances	(6,671)	6,671	—
Dividends on common stock	(124,391)	(50,969)	(130,676)
Tax withholding related to net share settlements of restricted stock awards	(674)	—	—
Stock options exercised	6,035	2,940	7,980
Excess tax benefits from stock-based compensation	150	605	3,422
Net cash used in financing activities	(35,551)	(40,753)	(119,274)
Effect of exchange rate fluctuations on cash	276	(437)	661
Net increase (decrease) in cash and cash equivalents	3,016	(1,554)	(4,464)
Cash and cash equivalents, beginning of period	12,412	13,966	18,430
Cash and cash equivalents, end of period	$15,428	$12,412	$13,966
Supplemental disclosures of cash flow information:
Interest paid	$245	$85	$47
Income taxes paid	67,968	28,802	56,050
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$10,564	$9,172	$4,607
Property and equipment acquired included in accounts payable	109	17,026	629
Property and equipment disposed included in other receivables	311	258	573
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2009	$805	$92,389	$778,890	$(5,556)	$(161,878)	$704,650
Comprehensive income	—	—	80,039	2,136	—	82,175
Dividends on common stock ($1.80 per share)	—	—	(130,713)	—	—	(130,713)
Stock-based compensation activity, 748,486 shares, including excess tax benefits	—	(1,978)	—	—	13,380	11,402
Stock-based compensation expense	—	1,461	—	—	—	1,461
BALANCE, December 31, 2010	805	91,872	728,216	(3,420)	(148,498)	668,975
Comprehensive income	—	—	102,757	(1,750)	—	101,007
Dividends on common stock ($0.70 per share)	—	—	(50,979)	—	—	(50,979)
Stock-based compensation activity, 202,578 shares, including excess tax benefits	—	(75)	—	—	3,620	3,545
Stock-based compensation expense	—	2,599	—	—	—	2,599
BALANCE, December 31, 2011	805	94,396	779,994	(5,170)	(144,878)	725,147
Comprehensive income	—	—	103,034	1,014	—	104,048
Dividends on common stock ($1.70 per share)	—	—	(124,411)	—	—	(124,411)
Stock-based compensation activity, 399,022 shares, including excess tax benefits	—	(1,541)	—	—	7,052	5,511
Stock-based compensation expense	—	4,602	—	—	—	4,602
BALANCE, December 31, 2012	$805	$97,457	$758,617	$(4,156)	$(137,826)	$714,897
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Werner Enterprises, Inc. (the “Company”) is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. For the years ended December 31, 2012, 2011 and 2010, our ten largest customers comprised 40% of our revenues. No single customer generated more than 10% of the Company’s total revenues in 2012, 2011, and 2010.
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
For the years ended December 31, 2012, 2011, and 2010 our self-insured retention (“SIR”) and deductible amount for liability claims is $2.0 million plus administrative expenses, for each occurrence involving bodily injury or property damage. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. Liability claims in excess of these aggregates are covered under premium-based policies (issued by insurance companies) to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage.
Our SIR for workers’ compensation claims is $1.0 million per claim, with premium-based insurance coverage for claims exceeding this amount. We also maintain a $32.2 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier.
Under these insurance arrangements, we maintained $33.8 million in letters of credit as of December 31, 2012.
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
Foreign Currency Translation: Local currencies are generally considered the functional currencies outside the United States. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Most foreign revenues are denominated in U.S. Dollars. Expense items are translated at the average rates of exchange prevailing during the year. Foreign currency translation adjustments reflect the changes in foreign currency exchange rates applicable to the net assets of the foreign operations. Foreign currency translation adjustments are recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets and as a separate component of comprehensive income in the Consolidated Statements of Comprehensive Income.
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

	Years Ended December 31,
	2012	2011	2010
Net income	$103,034	$102,757	$80,039
Weighted average common shares outstanding	72,909	72,787	72,369
Dilutive effect of stock-based awards	544	438	438
Shares used in computing diluted earnings per share	73,453	73,225	72,807
Basic earnings per share	$1.41	$1.41	$1.11
Diluted earnings per share	$1.40	$1.40	$1.10

There were no options to purchase shares of common stock that were outstanding during the periods indicated above that were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period.
Stock-Based Compensation: We have a stock-based compensation plan that provides for grants of non-qualified stock options, restricted stock and stock appreciation rights to our associates and directors. We apply the fair value method of accounting for stock-based compensation awards. Issuances of stock upon an exercise of stock options or vesting of restricted stock are made from treasury stock; shares reacquired to satisfy tax withholding obligations upon vesting of restricted stock are recorded as treasury stock. Grants of stock options and restricted stock vest in increments, and we recognize compensation expense over the requisite service period of each award.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2012, 2011 and 2010, comprehensive income consists of net income and foreign currency translation adjustments.
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
In June 2011, an update was made to “Comprehensive Income.” The amendments in this update address the presentation of comprehensive income in an entity’s financial statements and allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the presentation method we previously used. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively. In accordance with this update, we now present the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements. In December 2011, the FASB deferred the requirements to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. These updates became effective for us beginning January 1, 2012 and, upon adoption, had no effect on our consolidated financial position, results of operations and cash flows.
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
Accounting Standards Updates Not Yet Effective: Accounting Standards Updates not effective until after December 31, 2012 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

(2)CREDIT FACILITIES
Long-term debt consisted of the following at December 31 (in thousands):

	December 31,
	2012	2011
Notes payable to banks under committed credit facilities	$90,000	$—
Less current portion	20,000	—
Long-term debt, net	$70,000	$—

As of December 31, 2012, we have committed credit facilities with two banks totaling $250 million. On June 1, 2012, we entered into a new credit agreement for a $175 million four-year credit facility which will expire on May 31, 2016 and a credit agreement for a new $75 million five-year credit facility which will expire on May 31, 2017. The new credit facilities replaced our prior two credit facilities. Borrowings under these credit facilities bear variable interest (0.85% at December 31, 2012) based on the London Interbank Offered Rate (“LIBOR”). As of December 31, 2012, we had $90 million outstanding under these credit facilities with banks. In January 2013, we repaid $20.0 million, which we therefore classified as current in the Consolidated Balance Sheets. The $250 million of credit available under these facilities is further reduced by $33.8 million in standby letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At December 31, 2012, we were in compliance with these covenants.
At December 31, 2012, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2013	$20,000
2014	—
2015	—
2016	70,000
Total	$90,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.
(3) NOTES RECEIVABLE
Notes receivable are included in other current assets and other non-current assets in the Consolidated Balance Sheets. At December 31, notes receivable consisted of the following (in thousands):

	December 31,
	2012	2011
Independent contractor notes receivable	$12,468	$9,304
Other notes receivable	6,907	7,629
	19,375	16,933
Less current portion	5,514	4,900
Notes receivable – non-current	$13,861	$12,033

We provide financing to some individuals who want to become independent contractors by purchasing a tractor from us and leasing their services to us. At December 31, 2012, we had 331 notes receivable from these independent contractors and at December 31, 2011, we had 289 such notes receivable. We maintain a primary security interest in the tractor until the independent contractor pays the note balance in full. We also retain recourse exposure related to independent contractors who purchased tractors from us with third-party financing we arranged.

(4) LEASES
In 2011, we entered into leases of certain tractors under operating leases which expire in 2015. Rental expense for these leases is included in rent and purchased transportation expense within the Consolidated Statements of Income. At December 31, 2012, the future minimum lease payments under non-cancelable revenue equipment operating leases are as follows (in thousands):

2013	$1,604
2014	1,604
2015	600
Total	$3,808

Rental expense under these non-cancelable revenue equipment operating leases for the years ended December 31, 2012 and 2011 was as follows (in thousands):

2012	$1,620
2011	1,012
(5) INCOME TAXES
Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$69,590	$6,275	$56,030
State	10,088	6,664	11,195
Foreign	(478)	1,347	894
	79,200	14,286	68,119
Deferred:
Federal	(8,630)	50,297	(8,523)
State	(438)	7,566	(3,398)
	(9,068)	57,863	(11,921)
Total income tax expense	$70,132	$72,149	$56,198

The effective income tax rate differs from the federal corporate tax rate of 35% in 2012, 2011 and 2010 as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Tax at statutory rate	$60,608	$61,217	$47,683
State income taxes, net of federal tax benefits	6,273	9,250	5,068
Non-deductible meals and entertainment	2,686	2,571	2,943
Income tax credits	(758)	(1,517)	(525)
Other, net	1,323	628	1,029
Total income tax expense	$70,132	$72,149	$56,198

At December 31, deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Insurance and claims accruals	$73,211	$72,613
Allowance for uncollectible accounts	7,813	6,913
Other	9,416	8,382
Gross deferred tax assets	90,440	87,908
Deferred tax liabilities:
Property and equipment	288,032	295,429
Prepaid expenses	6,774	6,710
Other	3,026	2,964
Gross deferred tax liabilities	297,832	305,103
Net deferred tax liability	$207,392	$217,195

These amounts are presented in the accompanying Consolidated Balance Sheets as of December 31 as follows (in thousands):

	December 31,
	2012	2011
Current deferred tax asset	$25,139	$25,805
Non-current deferred tax liability	232,531	243,000
Net deferred tax liability	$207,392	$217,195

We have not recorded a valuation allowance because we believe that all deferred tax assets are more likely than not to be realized as a result of our historical profitability, future taxable income and reversal of deferred tax liabilities.
We recognized a $0.5 million increase in the net liability for unrecognized tax benefits for the year ended December 31, 2012 and a $2.2 million increase for the year ended December 31, 2011. We accrued interest expense of $0.2 million during 2012 and $0.4 million during 2011. If recognized, $7.4 million of unrecognized tax benefits as of December 31, 2012 and $6.9 million as of December 31, 2011 would impact our effective tax rate. Interest of $3.6 million as of December 31, 2012 and $3.4 million as of December 31, 2011 has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.
The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2012 and 2011 are shown below (in thousands).

	December 31,
	2012	2011
Unrecognized tax benefits, beginning balance	$10,827	$7,482
Gross increases – tax positions in prior period	279	2,184
Gross increases – current-period tax positions	788	1,219
Settlements	(331)	(58)
Unrecognized tax benefits, ending balance	$11,563	$10,827

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2009 through 2011 are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

In May 2010, the IRS began an audit of our 2007 and 2008 federal income tax returns. During the second quarter of 2012, we received a notice of deficiency including proposed penalties related to our like-kind exchange program for tractors and trailers (such program was discontinued in 2010). The proposed tax deficiency relates to timing differences for recognition of gains on sales of equipment and if upheld would allow us to file for tax refunds for tax years 2009-2011 relating to additional depreciation deductions. If the IRS position is upheld, we would be subject to interest charges, which we estimate as of December 31, 2012 to be approximately $2.1 million after considering the tax deductibility of the interest payments, and we believe it is unlikely that the IRS would prevail in the assessment of penalties. On July 19, 2012, we filed a petition in the United States Tax Court to contest the deficiency. The IRS responded to our petition on September 27, 2012. A pre-trial settlement conference has been scheduled for March 12, 2013. We believe our tax position complies with applicable tax law, and we will vigorously defend against the IRS position in tax court. We have not accrued a liability for any proposed penalties or interest because we believe we will ultimately prevail in this matter.
(6) STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
Equity Plan
Our Equity Plan provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of December 31, 2012, there were 7,651,757 shares available for granting additional awards.
We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of December 31, 2012, the total unrecognized compensation cost related to non-vested stock-based compensation awards was approximately $10.6 million and is expected to be recognized over a weighted average period of 2.9 years. The following table summarizes the stock-based compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock options:
Pre-tax compensation expense	$379	$343	$370
Tax benefit	154	141	153
Stock option expense, net of tax	$225	$202	$217
Restricted stock:
Pre-tax compensation expense	$4,223	$2,256	$1,091
Tax benefit	1,710	931	450
Restricted stock expense, net of tax	$2,513	$1,325	$641
We do not have a formal policy for issuing shares upon an exercise of stock options or vesting of restricted stock, so such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for stock-based compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock-based compensation during 2013.
Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

The following table summarizes stock option activity for the year ended December 31, 2012:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	1,133	$18.01
Options granted	—	$—
Options exercised	(331)	$18.23
Options forfeited	(2)	$19.02
Options expired	—	$—
Outstanding at end of period	800	$17.92	4.04	$3,020
Exercisable at end of period	611	$17.62	3.27	$2,477
The fair value of stock option grants is estimated using a Black-Scholes valuation model. The following table summarizes the number of stock options granted and the weighted-average assumptions used in the valuations:

Year Ended December 31,
2011
Number of options granted	31,000
Risk-free interest rate	1.8%
Expected dividend yield	0.90%
Expected volatility	37%
Expected term (in years)	7.0
Grant-date fair value	$8.27
The risk-free interest rate was based on average yields for U.S. Treasury notes with a remaining term that is equivalent to the expected term of the stock option grant. We calculated expected volatility using historical daily price changes of our common stock for the period immediately preceding the grant date and equivalent in duration to the expected term of the stock option grant. The expected term was the average number of years we estimated these options will be outstanding. We considered groups of associates having similar historical exercise behavior separately for valuation purposes.
The total intrinsic value of stock options exercised was as follows (in thousands):

2012	$1,537
2011	2,128
2010	9,089
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
The following table summarizes restricted stock activity for the year ended December 31, 2012:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	646	$20.29
Shares granted	268	$21.53
Shares vested	(99)	$20.34
Shares forfeited	—	$—
Nonvested at end of period	815	$20.69

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

	Years Ended December 31,
	2012	2011	2010
Number of shares granted	268,000	205,500	181,750
Dividends per share (quarterly amounts)	$0.05	$0.05	$0.05
Risk-free interest rate	0.7%	1.0%	2.1%
The total fair value of previously granted restricted stock awards vested during the year ended ended December 31, 2012 was $2.2 million. No shares of restricted stock vested during the years ended December 31, 2011 or 2010. We withheld shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees' tax obligations to the relevant taxing authorities was $0.7 million for the year ended December 31, 2012 and is reflected as a financing activity within the Consolidated Statements of Cash Flows; the 30,728 shares reacquired to satisfy the tax withholding obligations were recorded as treasury stock.
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

2012	$204
2011	217
2010	180
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

2012	$1,612
2011	1,471
2010	692
Nonqualified Deferred Compensation Plan
The Executive Nonqualified Excess Plan (the “Excess Plan”) is our nonqualified deferred compensation plan for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. Beginning in 2010, participants were permitted to defer amounts from performance-based compensation. At December 31, 2012, there were 59 participants in the Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants’ accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Beginning January 1, 2010, the timing of distributions for participants who separate from service (as described in the plan) was increased from 6 months to 12 months after the separation date. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation is included in other long-term liabilities in the Consolidated Balance Sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the Consolidated Balance Sheets. The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2012	2011
Accumulated benefit obligation	$4,311	$3,448
Aggregate market value	3,971	3,147
(7) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $5.9 million at December 31, 2012.
In November 2012, the IRS issued a Notice of Proposed Adjustment for tax years 2009 and 2010 related to an employment tax audit which focused on our driver per diem program. Under the program, eligible drivers may elect to receive a nontaxable reimbursement of certain expenses that are otherwise included in and contemplated as a portion of their compensation while away from home. The notice proposes that the nontaxable per diem payments are wages, resulting in additional FICA and FUTA taxes and federal income tax withholding obligations. If the IRS position is upheld, we estimate the additional expense for the 2009 and 2010 tax years to be approximately $16.5 million after considering the tax deductibility of the payments. We will submit a formal protest prior to the deadline of March 15, 2013. We believe our driver per diem program complies with applicable tax law, and we will vigorously defend against the IRS position. We have not accrued a liability because we believe we will ultimately prevail in this matter.
We are involved in certain other claims and pending litigation arising in the ordinary course of business. Management believes the ultimate resolution of these matters will not materially affect our consolidated financial statements.
(8) RELATED PARTY TRANSACTIONS
The Company leases land from a trust in which the Company’s principal stockholder is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which were $62,000 in 2012 and are recorded as expenses in the Consolidated Statements of Income. The Company has made leasehold improvements to the land totaling approximately $6.5 million for facilities used for business meetings and customer promotion.
The Company transacts business with TDR Transportes, S.A. de C.V. (“TDR”), a truckload carrier in the Republic of Mexico, for certain purchased transportation needs. The Company recorded operating revenues from TDR of approximately $3,836,000 in 2012, $3,965,000 in 2011 and $2,885,000 in 2010 related primarily to leasing revenue equipment and a terminal building. The Company recorded purchased transportation expense to TDR of approximately $608,000 in 2012, $534,000 in 2011 and $413,000 in 2010. The Company also sells used revenue equipment to this entity. These sales totaled $1,551,000 in 2012, $236,000 in 2011 and $328,000 in 2010, and the Company recognized net gains of $823,000 in 2012, $67,000 in 2011 and $18,000 in 2010. The Company had receivables related to the leases and revenue equipment sales of $2,074,000 at December 31, 2012 and $3,697,000 at December 31, 2011. The Company also had a note receivable from TDR of $2,600,000 at December 31, 2011. Interest receivable on this note was $31,000 as of December 31, 2012 and 2011. In 2010, the Company purchased property, including land and a building, comprising TDR’s former terminal facility for $1,274,000. The Company leased the property to an unrelated tenant and in 2011 sold the property to this unrelated tenant.

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
The following table summarizes our segment information (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues
Truckload Transportation Services	$1,699,349	$1,694,965	$1,550,601
Value Added Services	320,933	291,109	250,983
Other	11,782	12,367	9,847
Corporate	4,322	4,409	3,589
Total	$2,036,386	$2,002,850	$1,815,020

Operating Income
Truckload Transportation Services	$153,142	$157,604	$122,208
Value Added Services	15,999	17,036	11,005
Other	1,212	(383)	(427)
Corporate	1,091	(583)	1,796
Total	$171,444	$173,674	$134,582

Information about the geographic areas in which we conduct business is summarized below (in thousands) as of and for the years ended December 31, 2012, 2011 and 2010. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	2012	2011	2010
Revenues
United States	$1,772,179	$1,772,628	$1,614,183
Foreign countries
Mexico	172,016	147,938	121,821
Other	92,191	82,284	79,016
Total foreign countries	264,207	230,222	200,837
Total	$2,036,386	$2,002,850	$1,815,020

Long-lived Assets
United States	$979,798	$931,658	$824,649
Foreign countries
Mexico	13,659	9,993	16,119
Other	386	485	287
Total foreign countries	14,045	10,478	16,406
Total	$993,843	$942,136	$841,055

We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. No customer generated more than 10% of our total revenues for 2012, 2011 and 2010.
(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Operating revenues	$498,376	$521,812	$506,504	$509,694
Operating income	35,402	51,113	41,805	43,124
Net income	21,245	30,680	25,128	25,981
Basic earnings per share	0.29	0.42	0.34	0.36
Diluted earnings per share	0.29	0.42	0.34	0.35

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Operating revenues	$469,429	$515,897	$509,587	$507,937
Operating income	27,442	46,767	50,066	49,399
Net income	16,293	27,518	29,578	29,368
Basic earnings per share	0.22	0.38	0.41	0.40
Diluted earnings per share	0.22	0.38	0.40	0.40

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No disclosure under this item was required within the two most recent fiscal years ended December 31, 2012, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
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
We have audited Werner Enterprises, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Werner Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Werner Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 25, 2013, expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Omaha, Nebraska
February 25, 2013
Changes in Internal Control over Financial Reporting
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During fourth quarter 2012, no information was required to be disclosed in a report on Form 8-K, but not reported.

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
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2012, information about compensation plans under which our equity securities are authorized for issuance:

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,615,769 (1)	$17.92 (2)	7,651,757

(1)	Includes 815,550 shares to be issued upon vesting of outstanding restricted stock awards.

(2)	The weighted-average exercise price does not take into account the shares to be issued upon vesting of outstanding restricted stock awards, which have no exercise price.
We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.
(1)      Financial Statements: See Part II, Item 8 hereof.

(2)      Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

Page
Schedule II—Valuation and Qualifying Accounts	50

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
(3)      Exhibits: The response to this portion of Item 15 is submitted as a separate section of this Form 10-K (see Exhibit Index on pages 51 and 52).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2013.

WERNER ENTERPRISES, INC.

By:	/s/ Gregory L. Werner

Gregory L. Werner Vice Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Clarence L. Werner	Chairman Emeritus and Director	February 25, 2013
Clarence L. Werner

/s/ Gary L. Werner	Chairman and Director	February 25, 2013
Gary L. Werner

/s/ Gregory L. Werner	Vice Chairman, Chief Executive Officer	February 25, 2013
Gregory L. Werner	and Director (Principal Executive Officer)

/s/ Michael L. Steinbach	Director	February 25, 2013
Michael L. Steinbach

/s/ Kenneth M. Bird, Ed.D.	Director	February 25, 2013
Kenneth M. Bird, Ed.D.

/s/ Patrick J. Jung	Director	February 25, 2013
Patrick J. Jung

/s/ Duane K. Sather	Director	February 25, 2013
Duane K. Sather

/s/ Dwaine J. Peetz, Jr., M.D.	Director	February 25, 2013
Dwaine J. Peetz, Jr., M.D.

/s/ John J. Steele	Executive Vice President, Treasurer	February 25, 2013
John J. Steele	and Chief Financial Officer (Principal Financial Officer)

/s/ James L. Johnson	Executive Vice President, Chief Accounting Officer	February 25, 2013
James L. Johnson	and Corporate Secretary (Principal Accounting Officer)

SCHEDULE II
WERNER ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2012:
Allowance for doubtful accounts	$10,154	$478	$104	$10,528
Year ended December 31, 2011:
Allowance for doubtful accounts	$9,484	$633	$(37)	$10,154
Year ended December 31, 2010:
Allowance for doubtful accounts	$9,167	$1,047	$730	$9,484
See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.1	Werner Enterprises, Inc. Equity Plan	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 8, 2007

10.2	Non-Employee Director Compensation	Filed herewith

10.3	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., as amended	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.4	Named Executive Officer Compensation	Filed herewith

10.5	Lease Agreement, as amended February 8, 2007, between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.6	License Agreement, dated February 8, 2007 between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.7	Form of Notice of Grant of Nonqualified Stock Option	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2007

10.8	Form of Restricted Stock Award Agreement for recipients under the Werner Enterprises, Inc. Equity Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2009

11	Statement Re: Computation of Per Share Earnings	See Note 1 (Common Stock and Earnings Per Share) in the Notes to Consolidated Financial Statements under Item 8 herein

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

Exhibit Number	Description	Incorporated by Reference to:

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith