Form 10-Q
period 2013-03-31
WERNER ENTERPRISES INC
filed 2013-05-02
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2013, 73,272,124 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I
FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Item 1. Financial Statements.
The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. The interim consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to and requirements of Part I and II of Form 10-Q and were also prepared without audit. The interim consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements; although in management’s opinion, the disclosures are adequate so that the information presented is not misleading.
Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our 2012 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
	(Unaudited)
Operating revenues	$492,887	$498,376
Operating expenses:
Salaries, wages and benefits	133,105	133,848
Fuel	96,793	102,937
Supplies and maintenance	43,128	41,837
Taxes and licenses	21,624	22,532
Insurance and claims	19,801	19,224
Depreciation	42,331	40,671
Rent and purchased transportation	106,318	100,510
Communications and utilities	3,142	3,819
Other	(2,048)	(2,404)
Total operating expenses	464,194	462,974
Operating income	28,693	35,402
Other expense (income):
Interest expense	144	142
Interest income	(505)	(422)
Other	(10)	(24)
Total other income	(371)	(304)
Income before income taxes	29,064	35,706
Income taxes	11,553	14,461
Net income	$17,511	$21,245
Earnings per share:
Basic	$0.24	$0.29
Diluted	$0.24	$0.29
Dividends declared per share	$0.050	$0.050
Weighted-average common shares outstanding:
Basic	73,260	72,854
Diluted	73,782	73,390
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2013	2012
	(Unaudited)
Net income	$17,511	$21,245
Other comprehensive income (loss):
Foreign currency translation adjustments	963	1,185
Other comprehensive income (loss)	963	1,185
Comprehensive income	$18,474	$22,430
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,529	$15,428
Accounts receivable, trade, less allowance of $10,592 and $10,528, respectively	219,010	211,133
Other receivables	9,621	8,004
Inventories and supplies	22,528	23,260
Prepaid taxes, licenses and permits	11,088	14,893
Current deferred income taxes	24,869	25,139
Other current assets	21,229	21,330
Total current assets	327,874	319,187
Property and equipment	1,688,715	1,690,490
Less – accumulated depreciation	715,878	696,647
Property and equipment, net	972,837	993,843
Other non-current assets	22,263	21,870
Total assets	$1,322,974	$1,334,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,724	$56,397
Current portion of long-term debt	—	20,000
Insurance and claims accruals	61,155	57,679
Accrued payroll	23,556	21,134
Income taxes payable	14,491	1,544
Other current liabilities	18,849	19,439
Total current liabilities	180,775	176,193
Long-term debt, net of current portion	40,000	70,000
Other long-term liabilities	16,341	15,779
Insurance and claims accruals, net of current portion	127,950	125,500
Deferred income taxes	226,833	232,531
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 73,272,124 and 73,246,598 shares outstanding, respectively	805	805
Paid-in capital	98,403	97,457
Retained earnings	772,464	758,617
Accumulated other comprehensive loss	(3,193)	(4,156)
Treasury stock, at cost; 7,261,412 and 7,286,938 shares, respectively	(137,404)	(137,826)
Total stockholders’ equity	731,075	714,897
Total liabilities and stockholders’ equity	$1,322,974	$1,334,900
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$17,511	$21,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,331	40,671
Deferred income taxes	(5,183)	(2,714)
Gain on disposal of property and equipment	(3,533)	(4,747)
Stock-based compensation	1,301	1,122
Insurance and claims accruals, net of current portion	2,450	1,500
Other	(213)	(1,389)
Changes in certain working capital items:
Accounts receivable, net	(7,877)	5,511
Other current assets	5,156	16,807
Accounts payable	6,411	(1,811)
Other current liabilities	18,252	7,804
Net cash provided by operating activities	76,606	83,999
Cash flows from investing activities:
Additions to property and equipment	(31,919)	(95,954)
Retirements of property and equipment	10,613	13,405
Decrease in notes receivable	2,197	623
Net cash used in investing activities	(19,109)	(81,926)
Cash flows from financing activities:
Repayments of short-term debt	(20,000)	(80,000)
Proceeds from issuance of short-term debt	—	80,000
Repayments of long-term debt	(30,000)	—
Change in net checks issued in excess of cash balances	—	736
Dividends on common stock	(3,662)	(3,642)
Tax withholding related to net share settlements of restricted stock awards	(157)	—
Stock options exercised	220	175
Excess tax benefits from exercise of stock options	4	10
Net cash used in financing activities	(53,595)	(2,721)
Effect of exchange rate fluctuations on cash	199	308
Net increase (decrease) in cash and cash equivalents	4,101	(340)
Cash and cash equivalents, beginning of period	15,428	12,412
Cash and cash equivalents, end of period	$19,529	$12,072
Supplemental disclosures of cash flow information:
Interest paid	$168	$141
Income taxes paid	3,780	1,093
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$3,489	$1,517
Property and equipment acquired included in accounts payable	25	13,265
Property and equipment disposed included in other receivables	1,016	343
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Credit Facilities
Long-term debt consisted of the following (in thousands):

	March 31,
	2013	2012
Notes payable to banks under committed credit facilities	$40,000	$—
Less current portion	—	—
Long-term debt, net	$40,000	$—

As of March 31, 2013, we have committed credit facilities with two banks. These include a $175 million four-year credit facility which will expire on May 31, 2016 and a $75 million five-year credit facility which will expire on May 31, 2017. Borrowings under these credit facilities bear variable interest (0.85% at March 31, 2013) based on the London Interbank Offered Rate (“LIBOR”). As of March 31, 2013, we had $40 million outstanding under these credit facilities with banks. The $250 million of credit available under these facilities is further reduced by $33.7 million in standby letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At March 31, 2013, we were in compliance with these covenants.
At March 31, 2013, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2013	$—
2014	—
2015	—
2016	40,000
Total	$40,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(2)	Income Taxes
For the three-month period ended March 31, 2013, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $79 thousand during the three-month period ended March 31, 2013. Our total gross liability for unrecognized tax benefits at March 31, 2013 is $11.8 million. If recognized, $7.5 million of unrecognized tax benefits would impact our effective tax rate. Interest of $3.7 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2009 through 2012 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

In May 2010, the IRS began an audit of our 2007 and 2008 federal income tax returns. During the second quarter of 2012, we received a notice of deficiency including proposed penalties related to our like-kind exchange program for tractors and trailers (such program was discontinued in 2010). The proposed tax deficiency relates to timing differences for recognition of gains on sales of equipment and if upheld would allow us to file for tax refunds for tax years 2009-2012 relating to additional depreciation deductions. If the IRS position is upheld, we would be subject to interest charges, which we estimate as of March 31, 2013 to be approximately $2.1 million after considering the tax deductibility of the interest payments, and we believe it is unlikely that the IRS would prevail in the assessment of penalties. On July 19, 2012, we filed a petition in the United States Tax Court to contest the deficiency. The IRS responded to our petition on September 27, 2012. The initial pre-trial settlement conference that was originally scheduled for March 12, 2013 has been rescheduled to May 21, 2013. We believe our tax position complies with applicable tax law, and we will vigorously defend against the IRS position in tax court. We have not accrued a liability for any proposed penalties or interest because we believe we will ultimately prevail in this matter.

(3)	Commitments and Contingencies
As of March 31, 2013, we have committed to property and equipment purchases of approximately $37.0 million.
In November 2012, the IRS issued a Notice of Proposed Adjustment for tax years 2009 and 2010 related to an employment tax audit which focused on our driver per diem program. Under the program, eligible drivers may elect to receive a nontaxable reimbursement of certain expenses that are otherwise included in and contemplated as a portion of their compensation while away from home. The notice proposes that the nontaxable per diem payments are wages, resulting in additional FICA and FUTA taxes and federal income tax withholding obligations. If the IRS position is upheld, we estimate the additional expense for the 2009 and 2010 tax years to be approximately $16.5 million after considering the tax deductibility of the payments. We submitted a formal protest prior to the deadline of March 15, 2013. We believe our driver per diem program complies with applicable tax law, and we will vigorously defend against the IRS position. We have not accrued a liability because we believe we will ultimately prevail in this matter.
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

	Three Months Ended March 31,
	2013	2012
Net income	$17,511	$21,245
Weighted average common shares outstanding	73,260	72,854
Dilutive effect of stock-based awards	522	536
Shares used in computing diluted earnings per share	73,782	73,390
Basic earnings per share	$0.24	$0.29
Diluted earnings per share	$0.24	$0.29
There were no options to purchase shares of common stock that were outstanding during the periods indicated above that were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period.

(5)	Stock-Based Compensation
Our Equity Plan currently provides for grants of nonqualified stock options, restricted stock and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person under the Equity Plan is 2,562,500. As of March 31, 2013, there were 7,654,257 shares available for granting additional awards.
We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of March 31, 2013, the total unrecognized compensation cost related to non-vested stock-based compensation awards was approximately $9.3 million and is expected to be recognized over a weighted average period of 2.7 years. The following table summarizes the stock-based compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options:
Pre-tax compensation expense	$66	$102
Tax benefit	26	41
Stock option expense, net of tax	$40	$61
Restricted stock:
Pre-tax compensation expense	$1,235	$1,020
Tax benefit	491	413
Restricted stock expense, net of tax	$744	$607
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
The Board of Directors has approved and adopted an amended and restated Equity Plan, which is being proposed for stockholder approval at the May 14, 2013 Annual Meeting of Stockholders. If adopted, the proposed plan amendments will add specific requirements that must be followed when issuing qualified performance-based compensation; will permit grants of restricted stock units in addition to nonqualified stock options, restricted stock and stock appreciation rights; and will replace the current provision that limits the number of shares granted to any one person to 2,562,500 over the term of the plan with an annual limit of 500,000 shares. If the proposed plan amendments are not approved by stockholders, the Equity Plan will continue in its current form.
Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.
The following table summarizes stock option activity for the three months ended March 31, 2013:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	800	$17.92
Options granted	—	$—
Options exercised	(12)	$18.17
Options forfeited	(2)	$22.28
Options expired	—	$—
Outstanding at end of period	786	$17.90	3.77	$4,901
Exercisable at end of period	599	$17.61	3.00	$3,914
We did not grant any stock options during the three-month periods ended March 31, 2013 and 2012. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $0.1 million for both the three-month periods ended March 31, 2013 and 2012.
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

The following table summarizes restricted stock activity for the three months ended March 31, 2013:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	815	$20.69
Shares granted	—	$—
Shares vested	(20)	$23.30
Shares forfeited	—	$—
Nonvested at end of period	795	$20.62
We did not grant any shares of restricted stock during the three-month periods ended March 31, 2013 and 2012. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.

The total fair value of previously granted restricted stock awards vested during the three-month period ended March 31, 2013 was $0.5 million. No shares of restricted stock vested during the three-month period ended March 31, 2012. We withheld shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees' tax obligations to the relevant taxing authorities was $0.2 million for the three-month period ended March 31, 2013 and is reflected as a financing activity within the Consolidated Statements of Cash Flows; the 6,599 shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

(6)	Segment Information
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
We generate other revenues related to third-party equipment maintenance, equipment leasing and other business activities. None of these operations meets the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the tables below. “Corporate” includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. Inter-segment eliminations in the table below represent transactions between reporting segments that are eliminated in consolidation. VAS segment revenues for the three-month period ended March 31, 2012 have been revised to conform with the current presentation.

The following table summarizes our segment information (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues
Truckload Transportation Services	$408,900	$417,490
Value Added Services	82,510	77,517
Other	2,044	3,057
Corporate	650	1,075
Subtotal	494,104	499,139
Inter-segment eliminations	(1,217)	(763)
Total	$492,887	$498,376

Operating Income
Truckload Transportation Services	$23,615	$31,364
Value Added Services	3,613	3,986
Other	905	504
Corporate	560	(452)
Total	$28,693	$35,402

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
The MD&A should be read in conjunction with our 2012 Form 10-K.
Overview:
We have two reportable segments, Truckload Transportation Services ("Truckload") and Value Added Services ("VAS"), and we operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our VAS segment). Although our business volume is not highly concentrated, we may also be affected by our customers’ financial failures or loss of customer business.
Revenues for our Truckload segment operating units (One-Way Truckload and Specialized Services) are typically generated on a per-mile basis and also include revenues such as stop charges, loading and unloading charges, equipment detention charges and equipment repositioning charges. To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average percentage of empty miles (miles without trailer cargo), (iii) average trip length (in loaded miles) and (iv) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our Truckload segment also generates a small amount of revenues categorized as non-trucking revenues, related to shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2013 to first quarter 2012, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
We provide non-trucking services primarily through the four operating units within our VAS segment (Brokerage, Freight Management, Intermodal and WGL). Unlike our Truckload segment, the VAS segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the VAS segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate the VAS segment's financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We generally do not have contracted long-term rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.

Results of Operations:
The following table sets forth the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,				Percentage Change in Dollar Amounts
	2013		2012		2013 to 2012
(Amounts in thousands)	$	%	$	%	(%)
Operating revenues	$492,887	100.0	$498,376	100.0	(1.1)%

Operating expenses:
Salaries, wages and benefits	133,105	27.0	133,848	26.9	(0.6)%
Fuel	96,793	19.6	102,937	20.6	(6.0)%
Supplies and maintenance	43,128	8.8	41,837	8.4	3.1%
Taxes and licenses	21,624	4.4	22,532	4.5	(4.0)%
Insurance and claims	19,801	4.0	19,224	3.9	3.0%
Depreciation	42,331	8.6	40,671	8.1	4.1%
Rent and purchased transportation	106,318	21.6	100,510	20.2	5.8%
Communications and utilities	3,142	0.6	3,819	0.8	(17.7)%
Other	(2,048)	(0.4)	(2,404)	(0.5)	14.8%
Total operating expenses	464,194	94.2	462,974	92.9	0.3%

Operating income	28,693	5.8	35,402	7.1	(19.0)%
Total other expense (income)	(371)	(0.1)	(304)	(0.1)	(22.0)%
Income before income taxes	29,064	5.9	35,706	7.2	(18.6)%
Income taxes	11,553	2.3	14,461	2.9	(20.1)%
Net income	$17,511	3.6	$21,245	4.3	(17.6)%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended March 31,
	2013		2012
Truckload Transportation Services (amounts in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$313,400		$321,226
Trucking fuel surcharge revenues	91,585		93,207
Non-trucking and other operating revenues	3,915		3,057
Operating revenues	408,900	100.0	417,490	100.0
Operating expenses	385,285	94.2	386,126	92.5
Operating income	$23,615	5.8	$31,364	7.5

	Three Months Ended March 31,
Truckload Transportation Services	2013	2012	% Change
Operating ratio, net of fuel surcharge revenues	92.6%	90.3%
Average revenues per tractor per week (1)	$3,368	$3,434	(1.9)%
Average trip length in miles (loaded) (2)	465	491	(5.3)%
Average percentage of empty miles (3)	13.03%	11.88%	9.7%
Average tractors in service	7,157	7,195	(0.5)%
Total trailers (Truckload and Intermodal, at quarter end)	23,680	23,165
Total tractors (at quarter end):
Company	6,425	6,685
Independent contractor	665	615
Total tractors	7,090	7,300

(1)	Net of fuel surcharge revenues.

(2)
Average trip length in miles (loaded) corrected for three months ended March 31, 2012. See www.werner.com ("Investors Tab" under "Featured Documents") for correction of prior quarterly and annual trip length data. The average trip length correction had no impact on the prior annual reporting of any other operating statistic.

(3)	“Empty” refers to miles without trailer cargo.

The following tables set forth the VAS segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the VAS segment's shipments and average revenues (excluding logistics fee revenue) per shipment for the periods indicated.

	Three Months Ended March 31,
	2013		2012
Value Added Services (amounts in thousands)	$	%	$	%
Operating revenues	$82,510	100.0	$77,517	100.0
Rent and purchased transportation expense	69,197	83.9	66,026	85.2
Gross margin	13,313	16.1	11,491	14.8
Other operating expenses	9,700	11.7	7,505	9.7
Operating income	$3,613	4.4	$3,986	5.1

	Three Months Ended March 31,
Value Added Services	2013	2012	% Change
Total VAS shipments	64,366	66,820	(3.7)%
Less: Non-committed shipments to Truckload segment	19,946	19,157	4.1%
Net VAS shipments	44,420	47,663	(6.8)%
Average revenue per shipment	$1,677	$1,523	10.1%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Operating Revenues
Operating revenues decreased 1.1% for the three months ended March 31, 2013, compared to the same period of the prior year.
Freight demand in first quarter 2013 followed typical seasonal patterns and was similar to first quarter 2012. Unusually mild winter weather in first quarter 2012 had a modest positive impact on that quarter's operational efficiency and certain operating costs. We experienced more severe winter weather in first quarter 2013, which had a modest negative impact on truck productivity and caused operating expenses in the current quarter to be somewhat higher. In April 2013, we experienced softer freight demand trends compared to April 2012.
For the Truckload segment, trucking revenues, net of fuel surcharge, decreased 2.4% due primarily to decreases in average revenues per tractor per week and average number of tractors in service. Average revenues per tractor per week reflect the combined effects of average revenues per total mile, net of fuel surcharge, and average monthly miles per tractor. Average revenues per total mile, net of fuel surcharge, increased 1.3% in first quarter 2013 compared to first quarter 2012. There was a minimal amount of base freight rate increases in first quarter 2013, as many customer bids were in process during first quarter 2013. We currently expect bid activity to remain high, as it normally does, into second quarter 2013. Spot market rates were lower year-over-year in January and February 2013 and strengthened to slightly positive on a year-over-year basis in March 2013. Average monthly miles per tractor declined by 3.2% in first quarter 2013 compared to first quarter 2012. We attribute this decrease to (i) more severe winter weather in 2013, (ii) one less business day in first quarter 2013 (due to leap year in first quarter 2012) and (iii) the Easter holiday falling on the last day of first quarter 2013 compared to the second week of April in 2012.
The average number of tractors in service decreased by 0.5%, from 7,195 in first quarter 2012 to 7,157 in first quarter 2013. We ended first quarter 2013 with 7,090 trucks compared to 7,300 at the end of first quarter 2012. A difficult driver recruiting and retention market contributed to the decreases in truck count. We cannot predict whether future driver shortages may occur, which if they did, could adversely affect our ability to maintain our fleet size or return our fleet to our goal of 7,300 trucks. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 1.7% from $93.2 million in first quarter 2012 to $91.6 million in first quarter 2013 due primarily to lower miles in first quarter 2013. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload, specialized and logistics (which includes the VAS segment) services by growing our logistics services revenues.
VAS revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS also recorded revenue and brokered freight expense of $1.2 million in first quarter 2013 and $0.8 million in first quarter 2012 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenues by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. VAS revenues increased 6.4% from $77.5 million in first quarter 2012 to $82.5 million in first quarter 2013, resulting from higher average revenues per VAS shipment partially offset by a decrease in the net number of VAS shipments. VAS gross margin dollars increased 15.9% from $11.5 million in first quarter 2012 to $13.3 million for the same period in 2013, and other operating expenses increased $2.2 million or 29.2%; these changes are partially attributed to Intermodal's development of its own drayage fleet, which had the effect of lowering rent and purchased transportation expense and increasing other operating expenses. VAS operating income decreased 9.4% from $4.0 million in first quarter 2012 to $3.6 million in first quarter 2013. During first quarter 2013, VAS implemented a new customer business award involving all four VAS operating units and began managing shipments.

Brokerage revenues in first quarter 2013 increased 3% compared to first quarter 2012 due to an increase in average revenue per shipment, partially offset by a 2% decrease in shipment volume. Brokerage gross margin percentage decreased due to rising capacity costs, and Brokerage operating income in first quarter 2013 was lower than in first quarter 2012. Intermodal revenues increased 8%, and Intermodal operating income was lower comparing first quarter 2013 to first quarter 2012. WGL revenues and operating income increased in first quarter 2013 compared to first quarter 2012.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.2% for the three months ended March 31, 2013, compared to 92.9% for the three months ended March 31, 2012. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 14 through 16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits decreased $0.7 million or 0.6% in first quarter 2013 compared to first quarter 2012 but increased 0.1% as a percentage of operating revenues. The lower dollar amount of salaries, wages and benefits expense resulted from the lower average miles per truck and the shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. However, when evaluated on a per-mile basis, salaries, wages and benefits expense increased, which we attribute to (i) higher driver pay, including discretionary pay items in a more competitive driver market and driver pay related to new fleet startups, (ii) increased employee benefits expense, including higher healthcare expense partially offset by lower workers' compensation expense and (iii) higher student driver pay. Salaries, wages and benefits in the non-trucking VAS segment increased 13.5%. VAS handled 3.7% fewer shipments, including those transferred to the Truckload segment, and the net shipments retained by VAS decreased by 6.8%.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2013. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2013 were similar to those for the previous policy year.
The driver recruiting and retention market became more challenging during first quarter 2013. We believe that a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate and a strengthening housing construction market were all contributing factors. However, we continue to believe our position in the current driver market is better than that of many of our competitors because over 70% of our driving jobs are in more attractive, shorter-haul Regional and Specialized Services fleet operations that enable us to return drivers to their homes on a more frequent and consistent basis. In the event the domestic economy strengthens, we anticipate the driver market could become even more challenging. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $6.1 million or 6.0% in first quarter 2013 compared to first quarter 2012 and decreased 1.0% as a percentage of operating revenues due to (i) fewer miles, (ii) improved miles per gallon ("mpg"), (iii) lower average diesel fuel prices and (iv) a shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. Average diesel fuel prices were 4 cents per gallon lower in first quarter 2013 than in first quarter 2012, a 1% decrease.
We continue to employ measures to improve our fuel mpg such as (i) limiting truck engine idle time; (ii) optimizing the speed, weight and specifications of our equipment; and (iii) implementing mpg-enhancing equipment changes to our fleet such as new trucks with EPA 2010 compliant engines, more aerodynamic truck features, idle reduction systems, tire inflation systems and trailer skirts to reduce our fuel gallons purchased and improve our mpg. These measures resulted in an improvement in mpg in first quarter 2013 compared to first quarter 2012. However, fuel savings from the mpg improvement is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant capital investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as a U.S. Environmental Protection Agency (the “EPA”) SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.
For April 2013, the average diesel fuel price per gallon was approximately 26 cents lower than the average diesel fuel price per gallon in the same period of 2012 and approximately 2 cents lower than in second quarter 2012.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We have historically been successful recouping a majority, but not all, of fuel cost increases through our fuel surcharge program. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2013, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $1.3 million or 3.1% in first quarter 2013 compared to first quarter 2012 and increased 0.4% as a percentage of operating revenues. More severe winter weather in first quarter 2013 compared to unusually mild conditions in first quarter 2012 contributed to the higher expense. The increase resulted primarily from higher (i) tractor maintenance, (ii) towing costs, (iii) tire expense, and (iv) driver-related costs, partially offset by a decrease in trailer maintenance and maintenance on a reduced number of auxiliary power units ("APUs"). The average age of our company truck fleet increased during first quarter 2013 from 2.3 years at December 31, 2012 to 2.4 years at March 31, 2013, and our goal is to maintain our average truck age at approximately this level during 2013.
Taxes and licenses decreased $0.9 million or 4.0% in first quarter 2013 compared to first quarter 2012 and decreased 0.1% as a percentage of operating revenues. The decrease resulted from fewer miles driven and the resulting decrease in fuel taxes associated with fewer gallons purchased. Improved company truck fuel mpg, which results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid, also contributed but to a lesser extent.
Insurance and claims increased $0.6 million or 3.0% in first quarter 2013 compared to first quarter 2012 and increased 0.1% as a percentage of operating revenues. The increase was primarily due to an increase in the reserves for prior period claims (unfavorable development) related to smaller liability claims, partially offset by lower expense for the first quarter of 2013 as compared to 2012 with respect to new large liability claims and lower unfavorable development on larger liability claims. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2012 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2012 are comparable to the previous policy year premiums.
Depreciation expense increased $1.7 million or 4.1% in first quarter 2013 compared to first quarter 2012 and increased 0.5% as a percentage of operating revenues. This increase was due primarily to the higher cost of new trucks compared to the cost of used trucks that were sold. In addition, the purchase of new trailers to replace older used trailers which are fully depreciated also contributed to the increase in depreciation expense. These increases were partially offset by lower depreciation on auxiliary power units that were sold with the older used trucks and not replaced.
Depreciation expense was historically affected by two changes to engine emissions standards imposed by the EPA that became effective in October 2002 and in January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. In 2013, we continued to purchase trucks with 2010-standard engines to replace older trucks that we sold or traded, and as of March 31, 2013, approximately 60% of our company tractors had engines that comply with the 2010 emissions standards. Depreciation expense increased in first quarter 2013 due to higher prices for these new trucks and is expected to increase further as we continue to replace tractors with 2007-standard engines.
Rent and purchased transportation expense increased $5.8 million or 5.8% in first quarter 2013 compared to first quarter 2012 and increased 1.4% as a percentage of operating revenues. Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. VAS rent and purchased transportation expense increased $3.2 million to 83.9% of VAS revenues in first quarter 2013 compared to 85.2% in first quarter 2012.
Rent and purchased transportation for the Truckload segment increased $3.1 million in first quarter 2013 compared to first quarter 2012. This increase was due primarily to a shift from salaries, wages and benefits and several other expense categories to rent and purchased transportation expense because of the increase in independent contractor truck miles as a percentage of total miles, increased rent and purchased transportation expense related to a higher volume of Truckload segment shipments delivered to or from Mexico utilizing a third-party capacity provider, and higher reimbursements to independent contractors for fuel due to increased fuel prices. Independent contractor miles as a percentage of total miles were 11.8% in first quarter 2013 compared to 10.6% in first quarter 2012.
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
Communication and utilities decreased $0.7 million or 17.7% in first quarter 2013 compared to first quarter 2012 and decreased 0.2% as a percentage of operating revenues. This decrease is due to the installation of Qualcomm MCP 200 units, which was started in early 2011 and substantially completed by mid-2012, that have a lower monthly service fee than the Qualcomm OmniTRACS units that were replaced.
Other operating expenses increased $0.4 million or 14.8% in first quarter 2013 compared to first quarter 2012 and increased 0.1% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets decreased to $3.5 million in first quarter 2013 from $4.7 million in both first quarter 2012 and fourth quarter 2012, a $1.2 million decrease. We sold fewer trucks and trailers and had slightly lower average gains per truck and trailer in first quarter 2013 compared to first quarter 2012. We expect to sell fewer trucks and trailers in 2013 compared to 2012.
Other Expense (Income)
Other expense (income) decreased $0.1 million or 22.0% in first quarter 2013 compared to first quarter 2012 and didn't change as a percentage of operating revenues. Interest income net of interest expense increased $0.1 million in first quarter 2013 compared to first quarter 2012.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 39.75% for first quarter 2013 from 40.50% for first quarter 2012. The lower income tax rate is attributed to lower projected non-deductible expenses, primarily driver per diem, and higher projected employment tax credits.

Liquidity and Capital Resources:
During the three months ended March 31, 2013, net cash provided by operating activities decreased to $76.6 million, a 9% decrease ($7.4 million) in cash flows compared to the same three-month period one year ago. The decrease in net cash provided by operating activities resulted primarily from a $13.4 million decrease in cash flows related to accounts receivable, partially offset by an $8.2 million increase in cash flows related to accounts payable. Income tax payments increased $2.7 million, and this increase is reflected in the net change in deferred income taxes, other current assets and other current liabilities on the consolidated statements of cash flows. We were able to make net capital expenditures, repay debt, and pay dividends with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities decreased from $81.9 million for the three-month period ended March 31, 2012 to $19.1 million for the three-month period ended March 31, 2013. Net property additions (primarily revenue equipment) were $21.3 million for the three-month period ended March 31, 2013, compared to $82.5 million during the same period of 2012. This decrease occurred because our purchases of new trucks and trailers, net of dispositions, were lower in the 2013 period than in the 2012 period.
As of March 31, 2013, we were committed to property and equipment purchases of approximately $37.0 million. We currently expect our net capital expenditures (primarily revenue equipment) to be lower in 2013, in the range of $100.0 million to $150.0 million, compared to net capital expenditures in 2012 of $224.9 million. This is because we intend to maintain the average age of our truck fleet in 2013 rather than reducing the average age of our truck fleet as we did in 2012 and 2011. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.
Net financing activities used $53.6 million during the three months ended March 31, 2013 and $2.7 million during the same period in 2012. During the three-month period ended March 31, 2013, we repaid $50.0 million of short-term and long-term debt, and our outstanding debt at March 31, 2013 was $40.0 million. During the same period in 2012, we borrowed and repaid short-term debt totaling $80.0 million. We paid dividends of $3.7 million in the three-month period ended March 31, 2013 and $3.6 million in the three-month period ended March 31, 2012. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends upon stock market conditions and other factors. As of March 31, 2013, the Company had purchased 1,041,200 shares pursuant to our current Board of Directors repurchase authorization and had 6,958,800 shares remaining available for repurchase.
Management believes our financial position at March 31, 2013 is strong. As of March 31, 2013, we had $19.5 million of cash and cash equivalents and $731.1 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of March 31, 2013, we had a total of $250.0 million of credit pursuant to two credit facilities, of which we had borrowed $40.0 million. The remaining $210.0 million of credit available under these facilities is further reduced by the $33.7 million in standby letters of credit under which we are obligated. These letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.
Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of March 31, 2013.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$11.8	$0.4	$—	$—	$—	$11.4
Long-term debt	40.0	—	—	40.0	—	—
Property and equipment purchase commitments	37.0	37.0	—	—	—	—
Operating leases	3.4	1.6	1.8	—	—	—
Total contractual cash obligations	$92.2	$39.0	$1.8	$40.0	$—	$11.4
Other Commercial Commitments
Unused lines of credit	$176.3	$—	$—	$176.3	$—	$—
Standby letters of credit	33.7	33.7	—	—	—	—
Total commercial commitments	$210.0	$33.7	$—	$176.3	$—	$—
Total obligations	$302.2	$72.7	$1.8	$216.3	$—	$11.4

We have committed credit facilities with two banks totaling $250.0 million that mature in May 2016 ($175.0 million) and May 2017 ($75.0 million). At March 31, 2013, we had borrowed $40.0 million under these facilities. Borrowings under these credit facilities bear variable interest (0.85% at March 31, 2013) based on the London Interbank Offered Rate (“LIBOR”). The credit available under these facilities is further reduced by the amount of standby letters of credit under which we are obligated. The standby letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures primarily for revenue equipment. As of March 31, 2013, we have recorded an $11.8 million liability for unrecognized tax benefits. We expect $0.4 million to be settled within the next twelve months and are unable to reasonably determine when the $11.4 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at March 31, 2013 was approximately $3.4 million.

Regulations:
Item 1 of Part I of our 2012 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2012 Form 10-K.
In December 2011, the Federal Motor Carrier Safety Administration ("FMCSA") adopted and issued a final rule that amended the driver hours of service regulations, to be effective July 1, 2013. The rule includes provisions which affect restart periods, rest breaks, on-duty time, and penalties for violations. The trucking industry association and consumer advocate groups both appealed these changes before the court in March 2013. The court has not yet issued a ruling. If the new rule is adopted without change, we currently believe the new rule will result in a decrease in truck productivity and could tighten up supply relative to demand in the freight market.

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
Information regarding our Critical Accounting Policies can be found in our 2012 Form 10-K. Together with the effects of the matters described there, these factors may significantly impact our results of operations from period to period. The most significant accounting policies and estimates that affect our financial statements include the following:

•	Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers.

•	Impairment of long-lived assets.

•	Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation.

•	Policies for revenue recognition.

•	Accounting for income taxes.

•	Allowance for doubtful accounts.
We periodically evaluate these policies and estimates as events and circumstances change. There have been no material changes to these critical accounting policies and estimates from those discussed in our 2012 Form 10-K.
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
New Accounting Pronouncements Adopted
In February 2013, an update was made to “Comprehensive Income.” This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The update also requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update result in common requirements for the classification of amounts reclassified out of accumulated other comprehensive income. The amendments in this update are to be applied prospectively. This update became effective for us beginning January 1, 2013 and, upon adoption, had no effect on our consolidated financial position, results of operations and cash flows.
Accounting Standards Updates Not Yet Effective
Accounting Standards Updates not effective until after March 31, 2013 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of March 31, 2013, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $1.0 million for first quarter 2013 and $1.2 million for first quarter 2012 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.
Interest Rate Risk
We had $40.0 million of variable rate debt outstanding at March 31, 2013. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $400,000. As of March 31, 2013, we had no derivative financial instruments to reduce our exposure to interest rate increases.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
Information regarding material pending legal proceedings is incorporated by reference from Note 2 and Note 3 to our Consolidated Financial Statements set forth in Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of March 31, 2013, the Company had purchased 1,041,200 shares pursuant to this authorization and had 6,958,800 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during the first quarter of 2013 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

11	Statement Re: Computation of Per Share Earnings	See Note 4 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 2, 2013	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 2, 2013	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary