Form 10-Q
period 2013-09-30
WERNER ENTERPRISES INC
filed 2013-11-05
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, 72,519,908 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and accompanying notes contained in our 2012 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
	(Unaudited)
Operating revenues	$511,728	$506,504	$1,511,263	$1,526,692
Operating expenses:
Salaries, wages and benefits	137,834	134,923	406,175	407,283
Fuel	92,890	98,805	279,874	301,064
Supplies and maintenance	46,538	44,589	133,600	131,167
Taxes and licenses	21,548	22,251	64,758	67,750
Insurance and claims	16,714	14,469	53,835	48,796
Depreciation	42,612	41,901	127,310	124,078
Rent and purchased transportation	117,651	107,495	339,029	316,501
Communications and utilities	3,754	3,382	10,083	10,545
Other	(396)	(3,116)	(7,038)	(8,812)
Total operating expenses	479,145	464,699	1,407,626	1,398,372
Operating income	32,583	41,805	103,637	128,320
Other expense (income):
Interest expense	101	18	336	225
Interest income	(589)	(461)	(1,629)	(1,316)
Other	(35)	16	(127)	(90)
Total other income	(523)	(427)	(1,420)	(1,181)
Income before income taxes	33,106	42,232	105,057	129,501
Income taxes	11,847	17,104	40,447	52,448
Net income	$21,259	$25,128	$64,610	$77,053
Earnings per share:
Basic	$0.29	$0.34	$0.89	$1.06
Diluted	$0.29	$0.34	$0.88	$1.05
Dividends declared per share	$0.050	$0.050	$0.150	$0.150
Weighted-average common shares outstanding:
Basic	72,621	72,879	72,965	72,864
Diluted	73,216	73,445	73,530	73,414
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
	(Unaudited)
Net income	$21,259	$25,128	$64,610	$77,053
Other comprehensive income (loss):
Foreign currency translation adjustments	49	902	(135)	1,268
Other comprehensive income (loss)	49	902	(135)	1,268
Comprehensive income	$21,308	$26,030	$64,475	$78,321
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,350	$15,428
Accounts receivable, trade, less allowance of $10,022 and $10,528, respectively	236,858	211,133
Other receivables	12,677	8,004
Inventories and supplies	17,745	23,260
Prepaid taxes, licenses and permits	6,597	14,893
Current deferred income taxes	22,888	25,139
Other current assets	34,667	21,330
Total current assets	348,782	319,187
Property and equipment	1,712,627	1,690,490
Less – accumulated depreciation	736,984	696,647
Property and equipment, net	975,643	993,843
Other non-current assets	26,668	21,870
Total assets	$1,351,093	$1,334,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,077	$56,397
Current portion of long-term debt	—	20,000
Insurance and claims accruals	59,274	57,679
Accrued payroll	28,163	21,134
Other current liabilities	18,873	20,983
Total current liabilities	181,387	176,193
Long-term debt, net of current portion	50,000	70,000
Other long-term liabilities	13,963	15,779
Insurance and claims accruals, net of current portion	128,200	125,500
Deferred income taxes	224,865	232,531
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,519,908 and 73,246,598 shares outstanding, respectively	805	805
Paid-in capital	100,164	97,457
Retained earnings	812,302	758,617
Accumulated other comprehensive loss	(4,291)	(4,156)
Treasury stock, at cost; 8,013,628 and 7,286,938 shares, respectively	(156,302)	(137,826)
Total stockholders’ equity	752,678	714,897
Total liabilities and stockholders’ equity	$1,351,093	$1,334,900
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$64,610	$77,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,310	124,078
Deferred income taxes	(8,418)	(7,920)
Gain on disposal of property and equipment	(12,701)	(15,798)
Stock-based compensation	3,829	3,374
Insurance and claims accruals, net of current portion	2,700	(50)
Other	(1,239)	1,366
Changes in certain working capital items:
Accounts receivable, net	(25,725)	954
Other current assets	568	21,355
Accounts payable	13,899	(10,235)
Other current liabilities	6,258	4,538
Net cash provided by operating activities	171,091	198,715
Cash flows from investing activities:
Additions to property and equipment	(149,889)	(226,499)
Retirements of property and equipment	43,421	46,252
Decrease in notes receivable	7,095	4,114
Other	979	—
Net cash used in investing activities	(98,394)	(176,133)
Cash flows from financing activities:
Repayments of short-term debt	(20,000)	(140,000)
Proceeds from issuance of short-term debt	—	140,000
Repayments of long-term debt	(30,000)	—
Proceeds from issuance of long-term debt	10,000	—
Change in net checks issued in excess of cash balances	—	(6,671)
Dividends on common stock	(10,961)	(10,929)
Repurchases of common stock	(20,060)	—
Tax withholding related to net share settlements of restricted stock awards	(560)	(146)
Stock options exercised	969	379
Excess tax benefits from exercise of stock options	53	22
Net cash used in financing activities	(70,559)	(17,345)
Effect of exchange rate fluctuations on cash	(216)	388
Net increase in cash and cash equivalents	1,922	5,625
Cash and cash equivalents, beginning of period	15,428	12,412
Cash and cash equivalents, end of period	$17,350	$18,037
Supplemental disclosures of cash flow information:
Interest paid	$361	$225
Income taxes paid	54,423	49,324
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$12,701	$7,286
Property and equipment acquired included in accounts payable	2,696	7,991
Property and equipment disposed included in other receivables	696	411
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Credit Facilities
Long-term debt consisted of the following (in thousands):

	September 30,
	2013	2012
Notes payable to banks under committed credit facilities	$50,000	$—
Less current portion	—	—
Long-term debt, net	$50,000	$—

As of September 30, 2013, we have committed credit facilities with two banks. These include a $175 million four-year credit facility which will expire on May 31, 2016, and a $75 million five-year credit facility which will expire on May 31, 2017. Borrowings under these credit facilities bear variable interest (0.85% at September 30, 2013) based on the London Interbank Offered Rate (“LIBOR”). As of September 30, 2013, we had $50 million outstanding under these credit facilities with banks. The $250 million of credit available under these facilities is further reduced by $34.0 million in standby letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At September 30, 2013, we were in compliance with these covenants.
At September 30, 2013, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2013	$—
2014	—
2015	—
2016	50,000
Total	$50,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(2)	Income Taxes
During the three-month and nine-month periods ended September 30, 2013, tax adjustments for the remeasurement of uncertain tax positions decreased the total amount of unrecognized tax benefits. We accrued interest of $26 thousand and $8 thousand during the three-month periods ended September 30, 2013, and September 30, 2012, respectively, and $191 thousand and $159 thousand during the nine-month periods ended September 30, 2013, and September 30, 2012, respectively, excluding the reversal of accrued interest related to the adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at September 30, 2013 is $8.6 million. If recognized, $5.5 million of unrecognized tax benefits would impact our effective tax rate. Interest of $1.7 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2009 through 2012 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.
In May 2010, the IRS began an audit of our 2007 and 2008 federal income tax returns. During the second quarter of 2012, we received a notice of deficiency including proposed penalties related to our like-kind exchange program for tractors and trailers. The proposed tax deficiency related to timing differences for recognition of gains on sales of equipment. Prior to holding a scheduled appeals conference in June 2013, the IRS appeals officer decided to no longer contest this issue based on the merits of our position.  In July 2013, we entered into a stipulation with the IRS that there are no deficiencies in federal income tax and no penalties due for the tax years 2007 and 2008. The IRS decision has no impact on our financial condition, results of operations or income tax rate because we had not previously accrued a liability for any proposed interest or penalties related to this issue.

(3)	Commitments and Contingencies
As of September 30, 2013, we have committed to property and equipment purchases of approximately $58.8 million.
In November 2012, the IRS issued a Notice of Proposed Adjustment for tax years 2009 and 2010 related to an employment tax audit which focused on our driver per diem program. Under the program, eligible drivers may elect to receive a nontaxable reimbursement of certain expenses that are otherwise included in and contemplated as a portion of their compensation while away from home. The notice proposes that the nontaxable per diem payments are wages, resulting in additional FICA and FUTA taxes and federal income tax withholding obligations. If the IRS position is upheld, we estimate the additional expense for the 2009 and 2010 tax years to be approximately $16.5 million after considering the tax deductibility of the payments. We submitted a formal protest prior to the deadline of March 15, 2013. An appeals conference was held in September 2013. An opinion has not yet been issued by the appeals officer. We believe our driver per diem program complies with applicable tax law, and we will vigorously defend against the IRS position. We have not accrued a liability because we believe we will ultimately prevail in this matter.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$21,259	$25,128	$64,610	$77,053
Weighted average common shares outstanding	72,621	72,879	72,965	72,864
Dilutive effect of stock-based awards	595	566	565	550
Shares used in computing diluted earnings per share	73,216	73,445	73,530	73,414
Basic earnings per share	$0.29	$0.34	$0.89	$1.06
Diluted earnings per share	$0.29	$0.34	$0.88	$1.05
There were no options to purchase shares of common stock that were outstanding during the periods indicated above that were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period.

(5)	Stock-Based Compensation
The Company initially adopted the Werner Enterprises, Inc. Stock Option Plan in 1987, such plan being approved by the Company's shareholders on June 9, 1987, at the Company's annual meeting. The plan was later renamed the Werner Enterprises, Inc. Equity Plan (the Equity Plan) and was last amended and restated on May 14, 2013. The Equity Plan provides for grants of nonqualified stock options, restricted stock, restricted stock units and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. Stock option and restricted stock awards are described below. No awards of restricted stock units or stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of September 30, 2013, there were 7,712,084 shares available for granting additional awards.
We apply the fair value method of accounting for stock-based compensation awards granted under our Equity Plan. Stock-based employee compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of September 30, 2013, the total unrecognized compensation cost related to non-vested stock-based compensation awards was approximately $6.8 million and is expected to be recognized over a weighted average period of 2.5 years. The following table summarizes the stock-based compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options:
Pre-tax compensation expense	$67	$103	$198	$289
Tax benefit	24	42	76	117
Stock option expense, net of tax	$43	$61	$122	$172
Restricted stock:
Pre-tax compensation expense	$1,173	$1,038	$3,631	$3,085
Tax benefit	421	420	1,398	1,249
Restricted stock expense, net of tax	$752	$618	$2,233	$1,836
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
The following table summarizes stock option activity for the nine months ended September 30, 2013:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	800	$17.92
Options granted	—	$—
Options exercised	(54)	$18.03
Options forfeited	(5)	$20.39
Options expired	—	$—
Outstanding at end of period	741	$17.89	3.33	$4,029
Exercisable at end of period	558	$17.58	2.54	$3,207
We did not grant any stock options during the three-month and nine-month periods ended September 30, 2013 and September 30, 2012. The fair value of stock option grants is estimated using a Black-Scholes valuation model. No stock option exercises occurred during the three-month period ended September 30, 2012. The total intrinsic value of stock options exercised was $0.1 million for the three-month period ended September 30, 2013, and $0.3 million and $0.2 million for the nine-month periods ended September 30, 2013, and September 30, 2012, respectively.

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
The following table summarizes restricted stock activity for the nine months ended September 30, 2013:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	815	$20.69
Shares granted	—	$—
Shares vested	(64)	$22.98
Shares forfeited	(1)	$20.64
Nonvested at end of period	750	$20.49
We did not grant any shares of restricted stock during the three-month and nine-month periods ended September 30, 2013, and granted 40,000 and 45,000 shares of restricted stock during the three-month and nine-month periods ended September 30, 2012, respectively. We estimate the fair value of restricted stock awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. The present value of estimated future dividends for the 2012 grants was calculated using the following weighted-average assumptions:

Dividends per share (quarterly amounts)	$0.05
Risk-free interest rate	0.8%

The total fair values of previously granted restricted stock awards vested during the three-month and nine-month periods ended September 30, 2013, were $1.0 million and $1.5 million, respectively. The total fair value of previously granted restricted stock awards vested during the three-month and nine-month periods ended September 30, 2012, was $0.5 million. We withheld shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees' tax obligations to the relevant taxing authorities was $0.4 million and $0.6 million for the three-month and nine-month periods ended September 30, 2013, respectively, and $0.1 million and $0.1 million for the three-month and nine-month periods ended September 30, 2012, respectively, and is reflected as a financing activity within the Consolidated Statements of Cash Flows; the 23,324 shares withheld to satisfy the tax withholding obligations for the nine-month period ended September 30, 2013, were recorded as treasury stock.

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
We generate other revenues related to third-party equipment maintenance, equipment leasing and other business activities. None of these operations meets the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the tables below. “Corporate” includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. Inter-segment eliminations in the table below represent transactions between reporting segments that are eliminated in consolidation. VAS segment revenues for the three-month and nine-month periods ended September 30, 2012, have been revised to conform with the current presentation.
The following table summarizes our segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Truckload Transportation Services	$412,673	$420,003	$1,234,442	$1,270,381
Value Added Services	96,455	83,213	270,150	245,839
Other	3,368	2,872	7,495	9,410
Corporate	1,021	1,139	2,667	3,633
Subtotal	513,517	507,227	1,514,754	1,529,263
Inter-segment eliminations	(1,789)	(723)	(3,491)	(2,571)
Total	$511,728	$506,504	$1,511,263	$1,526,692
Operating Income
Truckload Transportation Services	$27,101	$36,659	$85,158	$113,097
Value Added Services	4,193	3,779	12,295	12,067
Other	949	402	3,477	1,761
Corporate	340	965	2,707	1,395
Total	$32,583	$41,805	$103,637	$128,320

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2013 to third quarter 2012, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2013		2012		2013		2012		3ME	9ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$511,728	100.0	$506,504	100.0	$1,511,263	100.0	$1,526,692	100.0	1.0%	(1.0)%

Operating expenses:
Salaries, wages and benefits	137,834	26.9	134,923	26.6	406,175	26.9	407,283	26.7	2.2%	(0.3)%
Fuel	92,890	18.2	98,805	19.5	279,874	18.5	301,064	19.7	(6.0)%	(7.0)%
Supplies and maintenance	46,538	9.1	44,589	8.8	133,600	8.8	131,167	8.6	4.4%	1.9%
Taxes and licenses	21,548	4.2	22,251	4.4	64,758	4.3	67,750	4.5	(3.2)%	(4.4)%
Insurance and claims	16,714	3.3	14,469	2.8	53,835	3.6	48,796	3.2	15.5%	10.3%
Depreciation	42,612	8.3	41,901	8.3	127,310	8.4	124,078	8.1	1.7%	2.6%
Rent and purchased transportation	117,651	23.0	107,495	21.2	339,029	22.4	316,501	20.7	9.4%	7.1%
Communications and utilities	3,754	0.7	3,382	0.7	10,083	0.7	10,545	0.7	11.0%	(4.4)%
Other	(396)	(0.1)	(3,116)	(0.6)	(7,038)	(0.5)	(8,812)	(0.6)	87.3%	20.1%
Total operating expenses	479,145	93.6	464,699	91.7	1,407,626	93.1	1,398,372	91.6	3.1%	0.7%

Operating income	32,583	6.4	41,805	8.3	103,637	6.9	128,320	8.4	(22.1)%	(19.2)%
Total other expense (income)	(523)	(0.1)	(427)	(0.1)	(1,420)	(0.1)	(1,181)	(0.1)	(22.5)%	(20.2)%
Income before income taxes	33,106	6.5	42,232	8.3	105,057	7.0	129,501	8.5	(21.6)%	(18.9)%
Income taxes	11,847	2.3	17,104	3.4	40,447	2.7	52,448	3.4	(30.7)%	(22.9)%
Net income	$21,259	4.2	$25,128	5.0	$64,610	4.3	$77,053	5.0	(15.4)%	(16.1)%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$321,664		$326,222		$955,064		$979,422
Trucking fuel surcharge revenues	87,562		90,143		267,721		280,739
Non-trucking and other operating revenues	3,447		3,638		11,657		10,220
Operating revenues	412,673	100.0	420,003	100.0	1,234,442	100.0	1,270,381	100.0
Operating expenses	385,572	93.4	383,344	91.3	1,149,284	93.1	1,157,284	91.1
Operating income	$27,101	6.6	$36,659	8.7	$85,158	6.9	$113,097	8.9

	Three Months Ended September 30,			Nine Months Ended September 30,
Truckload Transportation Services	2013	2012	% Change	2013	2012	% Change
Operating ratio, net of fuel surcharge revenues	91.7%	88.9%		91.2%	88.6%
Average revenues per tractor per week (1)	$3,436	$3,475	(1.1)%	$3,418	$3,465	(1.4)%
Average trip length in miles (loaded)	445	477	(6.7)%	450	481	(6.4)%
Average percentage of empty miles (2)	12.31%	12.48%	(1.4)%	12.76%	12.20%	4.6%
Average tractors in service	7,200	7,222	(0.3)%	7,164	7,248	(1.2)%
Total trailers (at quarter end)	22,055	22,620		22,055	22,620
Total tractors (at quarter end):
Company	6,565	6,460		6,565	6,460
Independent contractor	680	650		680	650
Total tractors	7,245	7,110		7,245	7,110

(1)	Net of fuel surcharge revenues.

(2)	“Empty” refers to miles without trailer cargo.

The following tables set forth the VAS segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the VAS segment's shipments and average revenues (excluding logistics fee revenue) per shipment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Value Added Services (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$96,455	100.0	$83,213	100.0	$270,150	100.0	$245,839	100.0
Rent and purchased transportation expense	81,958	85.0	70,611	84.9	227,410	84.2	208,876	85.0
Gross margin	14,497	15.0	12,602	15.1	42,740	15.8	36,963	15.0
Other operating expenses	10,304	10.7	8,823	10.6	30,445	11.2	24,896	10.1
Operating income	$4,193	4.3	$3,779	4.5	$12,295	4.6	$12,067	4.9

	Three Months Ended September 30,			Nine Months Ended September 30,
Value Added Services	2013	2012	% Change	2013	2012	% Change
Total VAS shipments	71,210	65,989	7.9%	205,959	201,185	2.4%
Less: Non-committed shipments to Truckload segment	19,196	20,473	(6.2)%	58,553	58,438	0.2%
Net VAS shipments	52,014	45,516	14.3%	147,406	142,747	3.3%
Average revenue per shipment	$1,645	$1,651	(0.4)%	$1,651	$1,589	3.9%

Average tractors in service	46	21		44	16
Total trailers (at quarter end)	1,715	980		1,715	980
Total tractors (at quarter end)	50	39		50	39

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Operating Revenues
Operating revenues increased 1.0% for the three months ended September 30, 2013, compared to the same period of the prior year. Trucking revenues, net of fuel surcharge, decreased 1.4% due to a 1.1% decrease in average revenues per tractor per week and a 0.3% decrease in the average number of tractors in service.
Third quarter freight demand (as measured by the daily morning ratio of loads to trucks in our One-Way Truckload network) showed normal seasonal improvement in August and September 2013. This was better than the softer freight demand during the same period a year ago when freight demand was essentially flat throughout the entire quarter. The Company believes that better freight conditions in third quarter 2013 resulted from slightly tighter capacity due to the July 1, 2013, government-mandated hours of service changes and slightly improved customer demand. Freight trends for the first three weeks of October 2013 continued to trend better than the softer freight demand of October 2012 and were more comparable to October 2012 during the last ten days of the month when freight demand improved in October 2012.
Average revenues per tractor per week declined by 1.1% due to a 3.5% decrease in average monthly miles per truck and partially offset by a 2.4% increase in average revenue per total mile, net of fuel surcharge. The decrease in the average miles per truck in third quarter 2013 compared to third quarter 2012 was due primarily to (i) a 6.7% shorter length of haul, (ii) an estimated two to three percent decrease due to the revised hours of service rules effective July 1, 2013, and (iii) a truck mix change (more Dedicated, less One-Way Truckload). Average revenues per loaded mile, net of fuel surcharge, increased 2.2% in third quarter 2013 compared to third quarter 2012. Our average percentage of empty miles decreased from 12.48% in third quarter 2012 to 12.31% in third quarter 2013, and our empty miles decreased 7.5% when measured on a per-trip basis.
The average number of tractors in service in the Truckload segment decreased 0.3%, from 7,222 in third quarter 2012 to 7,200 in third quarter 2013, a decrease of 22 tractors. We ended the quarter with 7,245 tractors in the Truckload segment, an increase of 95 trucks from the end of second quarter 2013. We cannot predict whether future driver shortages may occur, which if they did, could adversely affect our ability to maintain our fleet size or return our fleet to our goal of 7,300 trucks. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 2.9% from $90.1 million in third quarter 2012 to $87.6 million in third quarter 2013 because of lower average fuel prices and lower miles in third quarter 2013. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload, specialized and logistics (which includes the VAS segment) services by growing our logistics services revenues. Our

Specialized Services unit, primarily Dedicated, ended third quarter 2013 with 3,555 tractors or 49% of our Truckload segment fleet (an increase of 270 from the end of third quarter 2012).
VAS revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS also recorded revenue and brokered freight expense of $1.8 million in third quarter 2013 and $0.7 million in third quarter 2012 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. VAS revenues increased 16% from $83.2 million in third quarter 2012 to $96.5 million in third quarter 2013, resulting from an increase in the number of VAS shipments. VAS gross margin dollars increased 15% from $12.6 million in third quarter 2012 to $14.5 million for the same period in 2013, and other operating expenses increased $1.5 million or 17%; these changes are partially attributed to Intermodal's development of its own drayage fleet, which had the effect of lowering rent and purchased transportation expense and increasing other operating expenses. The average number of tractors in service in the VAS segment (dray trucks) increased from 21 in third quarter 2012 to 46 in third quarter 2013, an increase of 25 tractors. VAS operating income increased 11% from $3.8 million in third quarter 2012 to $4.2 million in third quarter 2013.

Brokerage revenues in third quarter 2013 increased 17% compared to third quarter 2012 due to a 20% increase in shipment volume. Brokerage operating income in third quarter 2013 was higher than in third quarter 2012, despite a 71 basis point decline in gross margin percentage. Intermodal revenues increased 28%, and Intermodal operating income increased at a higher percentage rate comparing third quarter 2013 to third quarter 2012. WGL revenues and operating income decreased in third quarter 2013 compared to third quarter 2012.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.6% for the three months ended September 30, 2013, compared to 91.7% for the three months ended September 30, 2012. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 14-16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $2.9 million, or 2.2%, in third quarter 2013 compared to third quarter 2012 and increased 0.3% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense resulted from the increasingly competitive driver market and the lower average miles per truck offset partially by a shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. When evaluated on a per-mile basis, salaries wages and benefits expense increased, which we attribute to (i) higher driver pay, including discretionary pay items in a more competitive driver market, student driver pay and driver pay related to new fleet startups, (ii) higher non-driver pay, and (iii) higher health insurance costs during third quarter 2013. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 5.4%, and net VAS shipments retained by VAS increased by 14.3%.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2013. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2013 were similar to those for the previous policy year.
The driver recruiting and retention market remained challenging in third quarter 2013 and was similar to first and second quarters 2013. We believe that a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate and increased job competition from strengthening housing construction and hydraulic fracturing markets were all contributing factors. We were able to hire more drivers during third quarter 2013 compared to third quarter 2012, but the difficult driver market is making it challenging to achieve our 7,300 truck goal for the Truckload segment. However, we continue to believe our position in the current driver market is better than that of many competitors because over 70% of our driving jobs are in more attractive, shorter-haul Regional and Specialized Services fleet operations that enable us to return drivers to their homes on a more frequent and consistent basis. In the event the domestic economy strengthens, we anticipate the driver market could become even more challenging. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $5.9 million or 6.0% in third quarter 2013 compared to third quarter 2012 and decreased 1.3% as a percentage of operating revenues due to (i) fewer miles, (ii) slightly improved miles per gallon ("mpg"), (iii) lower average diesel fuel prices and (iv) a shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. Average diesel fuel prices were 6 cents per gallon lower in third quarter 2013 than in third quarter 2012.

We continue to employ measures to improve our fuel mpg such as (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet such as new trucks with EPA 2010 compliant engines, more aerodynamic truck features, idle reduction systems, tire inflation systems and trailer skirts to reduce our fuel gallons purchased and improve our mpg. These measures resulted in an improvement in mpg in third quarter 2013 compared to third quarter 2012. However, fuel savings from the mpg improvement is offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant capital investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as a U.S. Environmental Protection Agency (the “EPA”) SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.
For October 2013, the average diesel fuel price per gallon was approximately 27 cents lower than the average diesel fuel price per gallon in the same period of 2012 and approximately 15 cents lower than in fourth quarter 2012.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2013, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $1.9 million or 4.4% in third quarter 2013 compared to third quarter 2012 and increased 0.3% as a percentage of operating revenues. Increases in over the road tractor maintenance, including repairs to DEF particulate filters, driver advertising and other driver related expenses, were partially offset by a shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. The average age of our company truck fleet was 2.3 years at the end of third quarter 2013, 2.4 years at the end of second quarter 2013, and 2.3 years at the end of third quarter 2012. Our goal is to maintain our average truck age at approximately this level for the remainder of 2013.
Taxes and licenses decreased $0.7 million or 3.2% in third quarter 2013 compared to third quarter 2012 and decreased 0.2% as a percentage of operating revenues. The decrease resulted from fewer miles driven and the resulting decrease in fuel taxes associated with fewer gallons purchased. Improved company truck fuel mpg, which results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid, also contributed but to a lesser extent.
Insurance and claims increased $2.2 million or 15.5% in third quarter 2013 compared to third quarter 2012 and increased 0.5% as a percentage of operating revenues. The increase was primarily the result of a higher average cost per claim and slightly higher frequency of claims related to smaller dollar claims that occurred during the quarter. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2013 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability and cargo insurance premiums for the policy year that began August 1, 2013 are slightly higher than premiums for the previous policy year on a per-mile basis.
Depreciation expense increased $0.7 million or 1.7% in third quarter 2013 compared to third quarter 2012 and remained at 8.3% as a percentage of operating revenues. This increase was due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense. These increases were partially offset by lower depreciation on auxiliary power units that were sold with the older used trucks and not replaced.
Depreciation expense was historically affected by two changes to engine emissions standards imposed by the EPA that became effective in October 2002 and in January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. In 2013, we continue to purchase trucks with 2010-standard engines to replace older trucks that we sell or trade, and as of September 30, 2013, over 70% of our company tractors had engines that comply with the 2010 emissions standards. Depreciation expense increased in third quarter 2013 due to higher prices for these new trucks and is expected to increase further as we continue to replace tractors with 2007-standard engines.

Rent and purchased transportation expense increased $10.2 million or 9.4% in third quarter 2013 compared to third quarter 2012 and increased 1.8% as a percentage of operating revenues. Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. VAS rent and purchased transportation expense increased $11.3 million and was 85% of VAS revenues for both third quarter 2013 and third quarter 2012.
Rent and purchased transportation for the Truckload segment decreased $0.3 million in third quarter 2013 compared to third quarter 2012. This decrease was due primarily to lower third-party capacity provider costs related to shipments delivered to or from Mexico partially offset by a shift from salaries, wages and benefits and several other expense categories to rent and purchased transportation expense because of the increase in independent contractor truck miles as a percentage of total miles. Independent contractor miles as a percentage of total miles were 12.4% in third quarter 2013 compared to 11.4% in third quarter 2012.
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
Communication and utilities increased $0.4 million or 11% in third quarter 2013 compared to third quarter 2012 but did not change as a percentage of operating revenues. This slight increase is primarily due to use of a new driver navigation program for the Qualcomm MCP 200 units beginning in 2013.
Other operating expenses increased $2.7 million or 87.3% in third quarter 2013 compared to third quarter 2012 and increased 0.5% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets decreased to $2.7 million in third quarter 2013. This compares to gains of $5.4 million in third quarter 2012 and $6.5 million in second quarter 2013 which includes a $1.1 million gain from the sale of real estate. We sold fewer trucks and trailers in third quarter 2013 compared to third quarter 2012 and realized lower average gains per truck. We expect gains on sales of trucks and trailers in fourth quarter 2013 to be at or below third quarter 2013 levels.
Other Expense (Income)
Other expense (income) decreased $0.1 million or 22.5% in third quarter 2013 compared to third quarter 2012 and did not change as a percentage of operating revenues. Interest income net of interest expense for third quarter 2013 was similar to third quarter 2012.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 35.8% for third quarter 2013 from 40.5% for third quarter 2012. The lower income tax rate was due primarily to tax adjustments for the remeasurement of uncertain tax positions. The Company expects its fourth quarter effective income tax rate to be approximately 40.5%.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Operating Revenues
Operating revenues decreased 1.0% for the nine months ended September 30, 2013, compared to the same period of the prior year. Trucking revenues, net of fuel surcharge, decreased 2.5% due primarily to decreases in average revenues per tractor per week and average number of tractors in service. Average revenues per total mile, net of fuel surcharge, increased 1.8% in the first nine months of 2013 compared to the same period in 2012, and average monthly miles per tractor declined by 3.1%. Fuel surcharge revenues decreased 4.6% from $280.7 million in the 2012 year-to-date period to $267.7 million in the 2013 year-to-date period because of lower miles and lower diesel fuel prices. VAS revenues increased 9.9%, from $245.8 million in the first nine months of 2012 to $270.2 million in the same 2013 period. The increases occurred in Brokerage, Intermodal and WGL.
Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.1% for the nine months ended September 30, 2013, compared to 91.6% for the same period of 2012. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 14-16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits decreased $1.1 million or 0.3% in the 2013 year-to-date period but increased 0.2% as a percentage of operating revenues. The lower dollar amount of salaries, wages, and benefits expense was due primarily to the lower total miles and the shift from this expense category to rent and purchased transportation expense that occurred because of the increase in independent contractor miles as a percentage of total miles. However, when evaluated on a per-mile basis, salaries, wages and benefits increased, which we attribute primarily to higher driver pay, including discretionary pay items in a more competitive driver market, student driver pay and driver pay related to new fleet startups. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 6.4%. VAS handled 2.4% more shipments, including those transferred to the Truckload segment, and the net shipments retained by VAS increased by 3.3%.
Fuel decreased $21.2 million or 7.0% in the first nine months of 2013 compared to the same period in 2012 and decreased 1.2% as a percentage of operating revenues. The decrease resulted from (i) fewer miles, (ii) improved mpg, (iii) lower average diesel fuel prices, and (iv) a shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. Average diesel fuel prices were 4 cents per gallon lower in the first nine months of 2013 than in the same 2012 period.
Supplies and maintenance expense increased $2.4 million or 1.9% in the 2013 year-to-date period compared to the same 2012 period and increased 0.2% as a percentage of operating revenues. More severe weather in first quarter 2013 compared to unusually mild conditions in first quarter 2012 contributed to the higher expense as did increases in over the road tractor maintenance and driver recruiting expenses.
Taxes and licenses decreased $3.0 million or 4.4% in the first nine months of 2013 compared to the same period in 2012 and decreased 0.2% as a percentage of operating revenues. The decrease is primarily attributed to fewer miles driven and the resulting decrease in fuel taxes associated with fewer gallons purchased.
Insurance and claims increased $5.0 million or 10.3% in the first nine months of 2013 compared to the same period in 2012 and increased 0.4% as a percentage of operating revenues due primarily to an increase in the reserve for prior period claims (unfavorable development) related to smaller liability claims and a higher average cost per claim related to smaller dollar claims that occurred during the nine-months.
Depreciation increased $3.2 million or 2.6% in the first nine months of 2013 compared to the same period in 2012 and increased 0.3% as a percentage of operating revenues. This increase was due primarily to higher tractor and trailer depreciation resulting from the higher cost of new equipment and replacing fully-depreciated trailers, offset partially by lower depreciation expense on auxiliary power units that were sold with the older used trucks and not replaced.
Rent and purchased transportation expense increased $22.5 million or 7.1% in the first nine months of 2013 compared to the same period in 2012 and increased 1.7% as a percentage of operating revenues. Rent and purchased transportation for the Truckload segment was $4.7 million higher primarily because of the shift from salaries, wages and benefits expense and several other expense categories to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. Independent contractor miles as a percentage of total miles were 12.1% in the first nine months of 2013 compared to 11.0% during the same period of 2012. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues. VAS rent and purchased transportation expense increased $18.5 million but decreased from 85.0% of VAS revenues in the 2012 period to 84.2% in the 2013 period.
Communications and utilities expense decreased $0.5 million or 4.4% in the first nine months of 2013 compared to the same period in 2012 and did not change as a percentage of operating revenues because of lower monthly service fees for the new Qualcomm MCP200 units and lower telephone costs.
Other operating expenses increased $1.8 million or 20.1% in the first nine months of 2013 compared to the same period in 2012 and increased 0.1% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) decreased to $12.7 million in the nine months ended September 30, 2012 from $15.8 million in the nine months ended September 30, 2012. In the 2013 year-to-date period, we sold fewer trucks and trailers compared to the 2012 year-to-date period and realized lower average gains per truck sold. The 2013 year-to-date period also included a $1.1 million gain from the sale of real estate. Bad debt expense was lower in the 2013 year-to-date period, partially offset by higher legal fees compared to the same 2012 period.

Other Expense (Income)
Other expense (income) decreased $0.2 million or 20.2% in the 2013 year-to-date period and didn't change as a percentage of revenues. Interest income net of interest expense increased $0.2 million year over year.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 38.5% for the nine months ended September 30, 2013 from 40.5% for the same period in 2012. The lower income tax rate is due primarily to favorable tax adjustments for the remeasurement of uncertain tax positions. The Company expects its fourth quarter 2013 effective income tax rate to be approximately 40.5%.

Liquidity and Capital Resources:
During the nine months ended September 30, 2013, net cash provided by operating activities decreased to $171.1 million, a 14% decrease ($27.6 million) in cash flows compared to the same nine-month period one year ago. The decrease in net cash provided by operating activities resulted primarily from a $26.7 million decrease in cash flows related to accounts receivable and a $20.8 million decrease in cash flows related prepaid expenses and other current assets, partially offset by a $24.1 million increase in cash flows related to accounts payable. Income tax payments increased $5.1 million in the 2013 period compared to the 2012 period, and this increase is reflected in the net change in deferred income taxes, other current assets and other current liabilities on the consolidated statements of cash flows. We were able to make net capital expenditures, pay dividends, repurchase company stock and repay borrowings with the net cash provided by operating activities and existing cash balances, supplemented by net short-term borrowings under our existing credit facilities.
Net cash used in investing activities decreased from $176.1 million for the nine-month period ended September 30, 2012, to $98.4 million for the nine-month period ended September 30, 2013. Net property additions (primarily revenue equipment) were $106.5 million for the nine-month period ended September 30, 2013, compared to $180.2 million during the same period of 2012. This decrease occurred because our purchases of new trucks and trailers, net of dispositions, were over 40 percent lower in the 2013 period than in the 2012 period.
As of September 30, 2013, we were committed to property and equipment purchases of approximately $58.8 million. We currently expect our net capital expenditures (primarily revenue equipment) in 2013 to be in the range of $150.0 million to $175.0 million, compared to net capital expenditures in 2012 of $224.9 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.
Net financing activities used $70.6 million during the nine months ended September 30, 2013, and $17.3 million during the same period in 2012. During the nine-month period ended September 30, 2013, we repaid $50.0 million of short-term and long-term debt, borrowed $10.0 million of long-term debt and our outstanding debt at September 30, 2013, was $50.0 million. During the same period in 2012, we borrowed and repaid short-term debt totaling $140.0 million. We paid dividends of $11.0 million in the nine-months ended September 30, 2013, and $10.9 million in the same period in 2012. Financing activities for the nine months ended September 30, 2013, also included common stock repurchases of 821,091 shares at a cost of $20.1 million. From time to time, Werner Enterprises, Inc. (the "Company") has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of September 30, 2013, the Company had purchased 1,862,291 shares pursuant to our current Board of Directors repurchase authorization and had 6,137,709 shares remaining available for repurchase.
Management believes our financial position at September 30, 2013 is strong. As of September 30, 2013, we had $17.4 million of cash and cash equivalents and $752.7 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of September 30, 2013, we had a total of $250 million of credit available pursuant to two credit facilities, of which we had borrowed $50 million. The remaining $200 million of credit available under these facilities is reduced by the $34.0 million in standby letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of September 30, 2013.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$8.6	$0.2	$—	$—	$—	$8.4
Long-term debt	50.0	—	50.0	—	—	—
Property and equipment purchase commitments	58.8	58.8	—	—	—	—
Operating leases	2.6	1.6	1.0	—	—	—
Total contractual cash obligations	$120.0	$60.6	$51.0	$—	$—	$8.4
Other Commercial Commitments
Unused lines of credit	$166.0	$—	$91.0	$75.0	$—	$—
Stand-by letters of credit	34.0	34.0	—	—	—	—
Total commercial commitments	$200.0	$34.0	$91.0	$75.0	$—	$—
Total obligations	$320.0	$94.6	$142.0	$75.0	$—	$8.4

We have committed credit facilities with two banks totaling $250.0 million that mature in May 2016 ($175.0 million) and May 2017 ($75.0 million). At September 30, 2013, we had borrowed $50 million under these facilities. Borrowings under these credit facilities bear variable interest (0.85% at September 30, 2013) based on the London Interbank Offered Rate (“LIBOR”). The credit available under these facilities is further reduced by the amount of standby letters of credit under which we are obligated. The standby letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures primarily for revenue equipment. As of September 30, 2013, we have recorded a $8.6 million liability for unrecognized tax benefits. We expect $0.2 million to be settled within the next twelve months and are unable to reasonably determine when the $8.4 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at September 30, 2013 was approximately $2.6 million.
Regulations:
Item 1 of Part I of our 2012 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2012 Form 10-K.
In December 2011, the Federal Motor Carrier Safety Administration ("FMCSA") adopted and issued a final rule that amended the driver hours of service ("HOS") regulations, which became effective July 1, 2013. The rule includes provisions which affect restart periods, rest breaks, on-duty time, and penalties for violations. We modified and tested our electronic HOS system and began dispatching drivers under the revised HOS rules effective July 1. The Company believes these HOS changes negatively impacted miles per truck by two to three percent. We are taking steps to attempt to minimize the financial impact of the HOS changes. However, government restrictions of available driving hours will negatively impact the productivity of some drivers and some fleets within our company. On August 2, 2013, the U.S. Court of Appeals for the D.C. Circuit issued its decision related to petitions of the rule changes by the trucking industry association and consumer advocate groups. The court generally affirmed the FMCSA's final rule and vacated only the application of the 30-minute rest break to short-haul drivers as defined in 49 CFR 395.1(e).

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
New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during third quarter 2013.
Accounting Standards Updates Not Yet Effective
Accounting Standards Updates not effective until after September 30, 2013 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of September 30, 2013, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $0.1 million for third quarter 2013 compared to losses of $0.4 million for third quarter 2012 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We had $50.0 million of variable rate debt outstanding at September 30, 2013. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $500,000. As of September 30, 2013, we had no derivative financial instruments to reduce our exposure to interest rate increases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of September 30, 2013, the Company had purchased 1,862,291 shares pursuant to this authorization and had 6,137,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
The following table summarizes our common stock repurchases during the third quarter of 2013 made pursuant to this authorization. The Company did not purchase any shares during the third quarter of 2013 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2013	—	—	—	6,350,009
August 1-31, 2013	184,300	$23.60	184,300	6,165,709
September 1-30, 2013	28,000	$23.07	28,000	6,137,709
Total	212,300	$23.53	212,300	6,137,709

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

11	Statement Re: Computation of Per Share Earnings
See Note 4 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013

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

WERNER ENTERPRISES, INC.

Date: November 5, 2013	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 5, 2013	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary