Form 10-Q
period 2014-03-31
WERNER ENTERPRISES INC
filed 2014-05-05
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2014, 72,209,977 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I
FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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
Operating results for the three-month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2013 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
	(Unaudited)
Operating revenues	$492,022	$492,887
Operating expenses:
Salaries, wages and benefits	134,713	133,105
Fuel	91,075	96,793
Supplies and maintenance	45,854	43,128
Taxes and licenses	20,832	21,624
Insurance and claims	20,206	19,801
Depreciation	43,123	42,331
Rent and purchased transportation	111,646	106,318
Communications and utilities	3,499	3,142
Other	(2,367)	(2,048)
Total operating expenses	468,581	464,194
Operating income	23,441	28,693
Other expense (income):
Interest expense	94	144
Interest income	(655)	(505)
Other	4	(10)
Total other income	(557)	(371)
Income before income taxes	23,998	29,064
Income taxes	9,659	11,553
Net income	$14,339	$17,511
Earnings per share:
Basic	$0.20	$0.24
Diluted	$0.20	$0.24
Dividends declared per share	$0.050	$0.050
Weighted-average common shares outstanding:
Basic	72,676	73,260
Diluted	73,169	73,782
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2014	2013
	(Unaudited)
Net income	$14,339	$17,511
Other comprehensive income (loss):
Foreign currency translation adjustments	10	963
Other comprehensive income (loss)	10	963
Comprehensive income	$14,349	$18,474
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,468	$23,678
Accounts receivable, trade, less allowance of $10,032 and $9,939, respectively	244,294	231,647
Other receivables	11,680	10,769
Inventories and supplies	14,519	15,743
Prepaid taxes, licenses and permits	11,017	15,064
Current deferred income taxes	25,852	25,315
Other current assets	34,850	27,445
Total current assets	398,680	349,661
Property and equipment	1,705,581	1,727,737
Less – accumulated depreciation	758,892	750,219
Property and equipment, net	946,689	977,518
Other non-current assets	27,240	26,918
Total assets	$1,372,609	$1,354,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,187	$66,678
Insurance and claims accruals	64,764	59,811
Accrued payroll	25,385	22,785
Other current liabilities	30,162	18,457
Total current liabilities	190,498	167,731
Long-term debt, net of current portion	40,000	40,000
Other long-term liabilities	14,948	14,710
Insurance and claims accruals, net of current portion	130,700	131,900
Deferred income taxes	221,440	227,237
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,389,330 and 72,713,920 shares outstanding, respectively	805	805
Paid-in capital	99,973	98,534
Retained earnings	841,561	830,842
Accumulated other comprehensive loss	(4,621)	(4,631)
Treasury stock, at cost; 8,144,206 and 7,819,616 shares, respectively	(162,695)	(153,031)
Total stockholders’ equity	775,023	772,519
Total liabilities and stockholders’ equity	$1,372,609	$1,354,097
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$14,339	$17,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,123	42,331
Deferred income taxes	(6,294)	(5,183)
Gain on disposal of property and equipment	(4,647)	(3,533)
Non-cash equity compensation	1,304	1,301
Insurance and claims accruals, net of current portion	(1,200)	2,450
Other	203	(213)
Changes in certain working capital items:
Accounts receivable, net	(12,647)	(7,877)
Other current assets	(2,650)	5,156
Accounts payable	8,405	6,411
Other current liabilities	19,273	18,252
Net cash provided by operating activities	59,209	76,606
Cash flows from investing activities:
Additions to property and equipment	(30,864)	(31,919)
Retirements of property and equipment	14,818	10,613
Decrease in notes receivable	2,766	2,197
Net cash used in investing activities	(13,280)	(19,109)
Cash flows from financing activities:
Repayments of short-term debt	—	(20,000)
Repayments of long-term debt	—	(30,000)
Dividends on common stock	(3,636)	(3,662)
Repurchases of common stock	(12,880)	—
Tax withholding related to net share settlements of restricted stock awards	—	(157)
Stock options exercised	3,133	220
Excess tax benefits from equity compensation	218	4
Net cash used in financing activities	(13,165)	(53,595)
Effect of exchange rate fluctuations on cash	26	199
Net increase in cash and cash equivalents	32,790	4,101
Cash and cash equivalents, beginning of period	23,678	15,428
Cash and cash equivalents, end of period	$56,468	$19,529
Supplemental disclosures of cash flow information:
Interest paid	$105	$168
Income taxes paid	1,344	3,780
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$3,452	$3,489
Property and equipment acquired included in accounts payable	507	25
Property and equipment disposed included in other receivables	469	1,016
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Credit Facilities
Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Notes payable to banks under committed credit facilities	$40,000	$40,000
Less current portion	—	—
Long-term debt, net	$40,000	$40,000

As of March 31, 2014, we have committed credit facilities with two banks. These include a $175 million four-year credit facility which will expire on May 31, 2016, and a $75 million five-year credit facility which will expire on May 31, 2017. Borrowings under these credit facilities bear variable interest (0.85% at March 31, 2014) based on the London Interbank Offered Rate (“LIBOR”). As of March 31, 2014, we had $40 million outstanding under these credit facilities with banks. The $250 million of credit available under these facilities is further reduced by $32.7 million in standby letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At March 31, 2014, we were in compliance with these covenants.
At March 31, 2014, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2014	$—
2015	—
2016	40,000
2017	—
Total	$40,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(2)	Income Taxes
During the three-month period ended March 31, 2014, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $58 thousand and $79 thousand during the three-month periods ended March 31, 2014 and 2013, respectively, excluding the reversal of accrued interest related to an adjustment for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at March 31, 2014, is $8.7 million. If recognized, $5.6 million of unrecognized tax benefits would impact our effective tax rate. Interest of $1.7 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2010 through 2013 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(3)	Commitments and Contingencies
As of March 31, 2014, we have committed to property and equipment purchases of approximately $64.5 million.
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

	Three Months Ended March 31,
	2014	2013
Net income	$14,339	$17,511
Weighted average common shares outstanding	72,676	73,260
Dilutive effect of stock-based awards	493	522
Shares used in computing diluted earnings per share	73,169	73,782
Basic earnings per share	$0.20	$0.24
Diluted earnings per share	$0.20	$0.24
There were no options to purchase shares of common stock that were outstanding during the periods indicated above that were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied.

(5)	Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the "Equity Plan"), approved by the Company's shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units ("restricted awards"), performance stock and units ("performance awards"), and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of March 31, 2014, there were 7,419,365 shares available for granting additional awards.
We apply the fair value method of accounting for equity compensation awards granted under our Equity Plan. Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. For performance awards, we accrue compensation expense for the estimated number of shares expected to be issued using the most current information available at the date of the financial statements. If the performance goals are not met, no compensation expense will be recognized and any previously recognized compensation expense will be reversed. As of March 31, 2014, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $11.4 million and is expected to be recognized over a weighted average period of 2.6 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options:
Pre-tax compensation expense	$30	$66
Tax benefit	12	26
Stock option expense, net of tax	$18	$40
Restricted awards:
Pre-tax compensation expense	$995	$1,235
Tax benefit	401	491
Restricted award expense, net of tax	$594	$744
Performance awards:
Pre-tax compensation expense	$286	$—
Tax benefit	115	—
Performance award expense, net of tax	$171	$—
We do not have a formal policy for issuing shares upon an exercise of stock options or vesting of restricted and performance awards. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2014.
Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years, one day from the date of grant.
The following table summarizes stock option activity for the three months ended March 31, 2014:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	653	$17.85
Granted	—	$—
Exercised	(175)	$17.86
Forfeited	(3)	$21.15
Expired	—	$—
Outstanding at end of period	475	$17.83	3.73	$3,647
Exercisable at end of period	394	$17.40	3.23	$3,198
We did not grant any stock options during the three-month periods ended March 31, 2014, and 2013. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $1.4 million and $0.1 million for the three-month periods ended March 31, 2014 and March 31, 2013, respectively.
Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 84 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares fully vest and do not have any post-vesting sales restrictions.

The following table summarizes restricted award activity for the three months ended March 31, 2014:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	698	$21.04
Granted	—	$—
Vested	—	$—
Forfeited	(1)	$22.51
Nonvested at end of period	697	$21.03
We did not grant any restricted awards during the three-month periods ended March 31, 2014 and 2013. We estimate the fair value of restricted awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.
No restricted awards vested during the three-month period ended March 31, 2014. The total fair value of previously granted restricted awards vested during the three-month period ended March 31, 2013, was $0.5 million. We withheld shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees' tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.
Performance Awards
In February 2014, we granted performance awards. Performance awards entitle the recipient to shares of common stock upon attainment of performance criteria as pre-established by the Compensation Committee. Performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares fully vest and do not have any post-vesting sales restrictions.
The following table summarizes performance award activity for the three months ended March 31, 2014:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	—	$—
Granted	183	$25.06
Vested	—	$—
Forfeited	—	$—
Nonvested at end of period	183	$25.06
The 2014 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to earnings per share for the fiscal year ending December 31, 2014, as established by the Compensation Committee. The number of shares which are ultimately earned will range from 0 percent to 133 percent of the target number based on the level of attainment of the performance objectives. We estimate the fair value of performance awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. The present value of estimated future dividends for the 2014 grant was calculated using the following weighted-average assumptions:

Dividends per share (quarterly amounts)	$0.05
Risk-free interest rate	1.5%

(6)	Segment Information
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
The following table summarizes our segment information (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues
Truckload Transportation Services	$403,185	$408,900
Value Added Services	85,154	82,510
Other	3,989	2,044
Corporate	558	650
Subtotal	492,886	494,104
Inter-segment eliminations	(864)	(1,217)
Total	$492,022	$492,887

Operating Income
Truckload Transportation Services	$20,780	$23,615
Value Added Services	1,855	3,613
Other	484	905
Corporate	322	560
Total	$23,441	$28,693

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
The MD&A should be read in conjunction with our 2013 Form 10-K.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2014 to first quarter 2013, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

	Three Months Ended March 31,				Percentage Change in Dollar Amounts
	2014		2013		2014 to 2013
(Amounts in thousands)	$	%	$	%	%
Operating revenues	$492,022	100.0	$492,887	100.0	(0.2)%

Operating expenses:
Salaries, wages and benefits	134,713	27.4	133,105	27.0	1.2%
Fuel	91,075	18.5	96,793	19.6	(5.9)%
Supplies and maintenance	45,854	9.3	43,128	8.8	6.3%
Taxes and licenses	20,832	4.2	21,624	4.4	(3.7)%
Insurance and claims	20,206	4.1	19,801	4.0	2.0%
Depreciation	43,123	8.8	42,331	8.6	1.9%
Rent and purchased transportation	111,646	22.7	106,318	21.6	5.0%
Communications and utilities	3,499	0.7	3,142	0.6	11.4%
Other	(2,367)	(0.5)	(2,048)	(0.4)	(15.6)%
Total operating expenses	468,581	95.2	464,194	94.2	0.9%

Operating income	23,441	4.8	28,693	5.8	(18.3)%
Total other expense (income)	(557)	(0.1)	(371)	(0.1)	(50.1)%
Income before income taxes	23,998	4.9	29,064	5.9	(17.4)%
Income taxes	9,659	2.0	11,553	2.3	(16.4)%
Net income	$14,339	2.9	$17,511	3.6	(18.1)%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended March 31,
	2014		2013
Truckload Transportation Services (amounts in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$311,522		$313,400
Trucking fuel surcharge revenues	87,021		91,585
Non-trucking and other operating revenues	4,642		3,915
Operating revenues	403,185	100.0	408,900	100.0
Operating expenses	382,405	94.8	385,285	94.2
Operating income	$20,780	5.2	$23,615	5.8

	Three Months Ended March 31,
Truckload Transportation Services	2014	2013	% Change
Operating ratio, net of fuel surcharge revenues	93.4%	92.6%
Average revenues per tractor per week (1)	$3,422	$3,368	1.6%
Average trip length in miles (loaded)	466	465	0.2%
Average percentage of empty miles (2)	11.97%	13.03%	(8.1)%
Average tractors in service	7,004	7,157	(2.1)%
Total trailers (at quarter end)	21,650	22,100
Total tractors (at quarter end):
Company	6,380	6,425
Independent contractor	700	665
Total tractors	7,080	7,090

(1)	Net of fuel surcharge revenues.

(2)	“Empty” refers to miles without trailer cargo.

The following tables set forth the VAS segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the VAS segment's shipments and average revenues (excluding logistics fee revenue) per shipment for the periods indicated.

	Three Months Ended March 31,
	2014		2013
Value Added Services (amounts in thousands)	$	%	$	%
Operating revenues	$85,154	100.0	$82,510	100.0
Rent and purchased transportation expense	72,554	85.2	69,197	83.9
Gross margin	12,600	14.8	13,313	16.1
Other operating expenses	10,745	12.6	9,700	11.7
Operating income	$1,855	2.2	$3,613	4.4

	Three Months Ended March 31,
Value Added Services	2014	2013	% Change
Total VAS shipments	62,292	64,366	(3.2)%
Less: Non-committed shipments to Truckload segment	16,497	19,946	(17.3)%
Net VAS shipments	45,795	44,420	3.1%
Average revenue per shipment	$1,717	$1,677	2.4%

Average tractors in service	47	40
Total trailers (at quarter end)	1,930	1,580
Total tractors (at quarter end)	45	41

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Operating Revenues
Operating revenues decreased 0.2% for the three months ended March 31, 2014, compared to the same period of the prior year due to lower revenues in the Truckload segment, partially offset by higher VAS revenues.
Truckload segment revenues declined $5.7 million, or 1.4%, in first quarter 2014 compared to first quarter 2013. First quarter 2014 freight demand (as measured by the daily morning ratio of loads to trucks in our One-Way Truckload network) showed the strongest first quarter performance in 10 years. A combination of several factors contributed to the demand strength, including (i) the early timing of the 2014 Chinese New Year, (ii) relatively lean retail customer inventory levels following the fourth quarter 2013 holiday season, (iii) multiple severe winter storms that created a backlog of truckload freight shipments and also caused some severely delayed intermodal freight shipments to shift to truckload, (iv) the preamble of a strong December 2013 freight market and (v) a tightening of truck capacity due to increasing trucking company failures, an extremely challenging driver market, expensive new trucks and increasing federal safety regulations. Freight pre-books in our One-Way Truckload fleets in April 2014 were better than April 2013.
Trucking revenues, net of fuel surcharge, decreased 0.6% due to a 2.1% decrease in the average number of tractors in service, partially offset by a 1.6% increase in average revenues per tractor per week. Average revenues per tractor per week reflect the combined effects of average revenues per total mile, net of fuel surcharge, and average miles per tractor. Average revenues per total mile, net of fuel surcharge, rose 3.1% in first quarter 2014 compared to first quarter 2013. This is due to a combination of (i) increased rates with some existing customers, (ii) new customer business, (iii) surcharges for capacity creation and (iv) higher transactional spot market rates in the One-Way Truckload fleet. We are in the process of negotiating rate increases with many customers during the traditionally substantial spring bid season, when rates for a significant percentage of our business are negotiated. Average monthly miles per tractor were 1.5% lower in first quarter 2014 than in first quarter 2013, the result of several severe winter storms and the more restrictive hours of service ("HOS") rules that became effective July 1, 2013. We believe the HOS changes negatively impacted miles per tractor by two to three percent when compared to periods before the new rules became effective. Mileage trends improved as first quarter 2014 progressed; total miles declined year-over-year by 6.6% in January 2014 and 5.8% in February 2014, but increased 1.5% in March 2014, despite the new HOS rules.
The average number of tractors in service in the Truckload segment decreased 2.1%, to 7,004 in first quarter 2014 from 7,157 in first quarter 2013, a decrease of 153 tractors. We ended first quarter 2014 with 7,080 tractors in the Truckload segment, an increase of 30 trucks from the end of fourth quarter 2013. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size or return our fleet to our goal of 7,300 trucks. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 5.0% to $87.0 million in first quarter 2014 from $91.6 million in first quarter 2013 because of lower average fuel prices and lower miles in first quarter 2014. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
We continue to diversify our business model. Our goal is to attain a more balanced revenue portfolio comprised of one-way truckload, specialized and logistics (which includes the VAS segment) services by growing our logistics services revenues. Our Specialized Services unit, primarily Dedicated, ended first quarter 2014 with 3,525 tractors or 50% of our Truckload segment fleet.
VAS revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS also recorded revenue and brokered freight expense of $0.9 million in first quarter 2014 and $1.2 million in first quarter 2013 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. VAS revenues increased 3.2% to $85.2 million in first quarter 2014 from $82.5 million in first quarter 2013, resulting from an increase in the number of Brokerage shipments. VAS gross margin dollars decreased 5.4% to $12.6 million in first quarter 2014 from $13.3 million for the same period in 2013, and its gross margin percentage declined to 14.8% in first quarter 2014 from 16.1% in first quarter 2013. VAS gross margin and operating income were negatively impacted by higher third party carrier costs as capacity tightened in first quarter 2014, which resulted in lower gross margin percentages for contractual business. Other operating expenses increased $1.0 million, or 10.8%, and VAS operating income decreased 48.7% to $1.9 million in first quarter 2014 from $3.6 million in first quarter 2013. The average number of tractors in service in the VAS segment (intermodal drayage trucks) increased to 47 in first quarter 2014 from 40 in first quarter 2013, an increase of 7 tractors.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 95.2% for the three months ended March 31, 2014, compared to 94.2% for the three months ended March 31, 2013. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 14 through 16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Harsh winter weather in first quarter 2014 caused higher expenses in several categories. As we noted in our Form 10-K filing on February 25, 2014, severe snow, ice and cold weather in multiple geographic regions caused a significant increase in costs in January and February 2014 in the areas of supplies and maintenance, insurance and claims, fuel (due to increased truck idling) and the impact of higher fixed costs per mile due to lower miles per truck.
Salaries, wages and benefits increased $1.6 million, or 1.2%, in first quarter 2014 compared to first quarter 2013 and increased 0.4% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher non-driver salaries. The dollar amount of fringe benefits and driver salaries were flat, after considering the shift from this expense category to rent and purchased transportation expense that occurred because of the increase in independent contractor miles as a percentage of total miles. However, when evaluated on a per-mile basis, both driver and non-driver salaries, wages and benefits increased, which we attribute to (i) higher driver pay, including discretionary pay items, in a more competitive driver market, (ii) the effects of lower miles per tractor on the fixed components of this expense category, and (iii) higher health insurance costs during first quarter 2014. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 2.5%, and net VAS shipments managed by VAS personnel increased by 3.1%.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2014. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2014 were similar to those for the previous policy year.
The driver recruiting and retention market remained extremely challenging in first quarter 2014. We believe that a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate and increased job competition from the strengthening housing construction and hydraulic fracturing markets were all contributing factors. The difficult driver market is making it challenging to achieve our 7,300 truck goal for the Truckload segment. We expect the driver market to become more problematic as 2014 progresses. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $5.7 million or 5.9% in first quarter 2014 compared to first quarter 2013 and decreased 1.1% as a percentage of operating revenues due to (i) fewer miles, (ii) a shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles, and (iii) lower average diesel fuel prices.

Average diesel fuel prices were 4 cents per gallon lower in first quarter 2014 than in first quarter 2013. These decreases were partially offset by higher fuel costs from increased truck idling during severe winter weather events in first quarter 2014 and the resulting negative effect on miles per gallon ("mpg").
We continue to employ measures to improve our fuel mpg such as (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet including new trucks with U.S. Environmental Protection Agency (the “EPA”) 2010 compliant engines, more aerodynamic truck features, idle reduction systems, tire inflation systems and trailer skirts to reduce our fuel gallons purchased. However, fuel savings from mpg improvement is offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant capital investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as an EPA SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.
For April 2014, the average diesel fuel price per gallon was approximately 10 cents higher than the average diesel fuel price per gallon in the same period of 2013 and approximately 11 cents higher than in second quarter 2013.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $2.7 million or 6.3% in first quarter 2014 compared to first quarter 2013 and increased 0.5% as a percentage of operating revenues. Severe winter weather conditions in first quarter 2014 contributed to the increase in this expense category, causing higher over the road tractor repair and towing costs. Other expense increases included driver advertising and other driver related expenses and tire expense. These increases were partially offset by a shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. The average age of our company truck fleet was 2.5 years at the end of first quarter 2014 and 2.4 years for both fourth quarter 2013 and first quarter 2013. Our goal for year end 2014 is an average truck age in the range of 2.3 years to 2.5 years.
Taxes and licenses decreased $0.8 million or 3.7% in first quarter 2014 compared to first quarter 2013 and decreased 0.2% as a percentage of operating revenues. The decrease resulted from driving fewer miles and the resulting decrease in fuel taxes associated with fewer gallons purchased.
Insurance and claims increased $0.4 million or 2.0% in first quarter 2014 compared to first quarter 2013 and increased 0.1% as a percentage of operating revenues. The increase was primarily the result of higher expense on new claims partially offset by a lower amount of reserve increases for prior period claims (unfavorable development) in first quarter 2014, both of which related to smaller dollar liability claims. The severe winter weather in first quarter 2014 contributed to the increased insurance expense for new claims. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2013 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability and cargo insurance premiums for the policy year that began August 1, 2013 are slightly higher than premiums for the previous policy year on a per-mile basis.
Depreciation expense increased $0.8 million or 1.9% in first quarter 2014 compared to first quarter 2013 and increased 0.2% as a percentage of operating revenues. This increase was due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense. These increases were partially offset by lower depreciation on auxiliary power units that were sold with the older used trucks and not replaced.
Depreciation expense was historically affected by two changes to engine emissions standards imposed by the EPA that became effective in October 2002 and in January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. In 2014, we continue to purchase trucks with 2010-standard engines to replace older trucks that we sell or trade. By the end of 2014, we expect nearly all company trucks will have engines that comply with the 2010 emissions standards.

Depreciation expense increased in first quarter 2014 due to higher prices for these new trucks and is expected to increase further as we continue to replace tractors with 2007-standard engines.
Rent and purchased transportation expense increased $5.3 million or 5.0% in first quarter 2014 compared to first quarter 2013 and increased 1.1% as a percentage of operating revenues. Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. VAS rent and purchased transportation expense increased $3.4 million and as a percentage of VAS revenues increased to 85.2% in first quarter 2014 from 83.9% in first quarter 2013. This increase was due primarily to higher third party carrier costs as capacity tightened during first quarter 2014 compared to first quarter 2013.
Rent and purchased transportation for the Truckload segment increased $1.3 million in first quarter 2014 compared to first quarter 2013. This increase is due primarily to the shift from salaries, wages and benefits and several other expense categories to rent and purchased transportation expense because of the increase in independent contractor truck miles as a percentage of total miles, offset partially by lower fuel prices that resulted in lower reimbursements to independent contractors for fuel. Independent contractor miles as a percentage of total miles were 12.6% in first quarter 2014 compared to 11.8% in first quarter 2013.
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
Communication and utilities increased $0.4 million or 11% in first quarter 2014 compared to first quarter 2013 and increased 0.1% as a percentage of operating revenues. This slight increase is primarily due to use of a new driver navigation program, which helps to reduce out-of-route miles, beginning in 2013.
Other operating expenses decreased $0.3 million or 15.6% in first quarter 2014 compared to first quarter 2013 and decreased 0.1% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $4.6 million in first quarter 2014 from $3.5 million in first quarter 2013. This also compares to gains of $3.7 million in fourth quarter 2013, which included a $0.7 million gain from the sale of real estate. We sold more trucks and trailers in first quarter 2014 compared to first quarter 2013, and we realized lower average gains per truck sold but higher average gains per trailer sold in the 2014 quarter.
Other Expense (Income)
Other expense (income) decreased $0.2 million or 50.1% in first quarter 2014 compared to first quarter 2013 and did not change as a percentage of operating revenues. Interest income net of interest expense increased $0.2 million in first quarter 2014 compared to first quarter 2013.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 40.25% for first quarter 2014 from 39.75% for first quarter 2013. The higher income tax rate is attributed to lower projected employment tax credits in 2014.

Liquidity and Capital Resources:
During the three months ended March 31, 2014, we generated cash flow from operations of $59.2 million, a 23% decrease ($17.4 million) in cash flows compared to the same three-month period a year ago. The decrease in net cash provided by operating activities resulted primarily from a $7.8 million decrease in cash flows related to other current assets, a $4.8 million decrease in cash flows related to accounts receivable, a $3.7 million decrease in cash flows related to insurance and claims and a $3.2 million decrease in net income. We were able to make net capital expenditures, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities decreased to $13.3 million for the three-month period ended March 31, 2014 from $19.1 million for the three-month period ended March 31, 2013. Net property additions (primarily revenue equipment) were $16.0 million for the three-month period ended March 31, 2014, compared to $21.3 million during the same period of 2013. This decrease occurred because our purchases of new trucks and trailers, net of dispositions, were lower in the 2014 period than in the 2013 period. As of March 31, 2014, we were committed to property and equipment purchases of approximately $64.5 million. We currently expect our net capital expenditures (primarily revenue equipment) in 2014 to be in the range of $150.0 million to $200.0 million, compared to net capital expenditures in 2013 of $151.9 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.
Net financing activities used $13.2 million during the three months ended March 31, 2014, and $53.6 million during the same period in 2013. During the three-month period ended March 31, 2014, we did not borrow or repay debt. Our outstanding debt at March 31, 2014, was $40.0 million. During the same period in 2013, we repaid short-term and long-term debt totaling $50.0 million. We paid dividends of $3.6 million in the three months ended March 31, 2014, and $3.7 million in the same period in 2013. Financing activities for the three months ended March 31, 2014, also included common stock repurchases of 500,000 shares at a cost of $12.9 million. From time to time, Werner Enterprises, Inc. (the "Company") has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of March 31, 2014, the Company had purchased 2,362,291 shares pursuant to our current Board of Directors repurchase authorization and had 5,637,709 shares remaining available for repurchase.
Management believes our financial position at March 31, 2014 is strong. As of March 31, 2014, we had $56.5 million of cash and cash equivalents and $775.0 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of March 31, 2014, we had a total of $250.0 million of credit available pursuant to two credit facilities, of which we had borrowed $40.0 million. The remaining $210.0 million of credit available under these facilities is reduced by the $32.7 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.
Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of March 31, 2014.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$8.7	$0.1	$—	$—	$—	$8.6
Long-term debt, including current maturities	40.0	—	40.0	—	—	—
Interest payments on debt	0.7	0.3	0.4
Property and equipment purchase commitments	64.5	64.5	—	—	—	—
Operating leases	1.8	1.6	0.2	—	—	—
Total contractual cash obligations	$115.7	$66.5	$40.6	$—	$—	$8.6
Other Commercial Commitments
Unused lines of credit	$177.3	$—	$102.3	$75.0	$—	$—
Stand-by letters of credit	32.7	32.7	—	—	—	—
Total commercial commitments	$210.0	$32.7	$102.3	$75.0	$—	$—
Total obligations	$325.7	$99.2	$142.9	$75.0	$—	$8.6

We have committed credit facilities with two banks totaling $250.0 million that mature in May 2016 ($175.0 million) and May 2017 ($75.0 million). At March 31, 2014, we had borrowed $40 million under these facilities. Borrowings under these credit facilities bear variable interest (0.85% at March 31, 2014) based on the London Interbank Offered Rate (“LIBOR”). Interest payments on debt are based on the debt balance and interest rate at March 31, 2014. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of March 31, 2014, we had recorded an $8.7 million liability for unrecognized tax benefits. We expect $0.1 million to be settled within the next twelve months and are unable to reasonably determine when the $8.6 million categorized as “period unknown” will be settled.

Off-Balance Sheet Arrangements:
We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at March 31, 2014 was approximately $1.8 million.
Regulations:
Item 1 of Part I of our 2013 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2013 Form 10-K.
In March 2014, the Federal Motor Carrier Safety Administration ("FMCSA") issued its formal proposal regarding the mandatory implementation and use of electronic logging devices ("ELDs") by nearly all carriers to enhance the monitoring and enforcement of the driver HOS rules. As proposed, the new regulations would become effective two years after the final rule is issued. We are the recognized industry leader for electronic logging of driver hours as we proactively adopted a paperless log system in 1996 that was subsequently approved for our use by the FMCSA in 1998. We don't currently believe the proposed rules will have a significant effect on our operations and profitability.

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
Information regarding our Critical Accounting Policies can be found in our 2013 Form 10-K. Together with the effects of the matters described there, these factors may significantly impact our results of operations from period to period. The most significant accounting policies and estimates that affect our financial statements include the following:

•	Selections of estimated useful lives and salvage values for purposes of depreciating tractors and trailers.

•	Impairment of long-lived assets.

•	Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation.

•	Policies for revenue recognition.

•	Accounting for income taxes.

•	Allowance for doubtful accounts.
We periodically evaluate these policies and estimates as events and circumstances change. There have been no material changes to these critical accounting policies and estimates from those discussed in our 2013 Form 10-K.
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
New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during first quarter 2014.
Accounting Standards Updates Not Yet Effective
Accounting Standards Updates not effective until after March 31, 2014 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of March 31, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $10 thousand for first quarter 2014 and $1.0 million for first quarter 2013 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We had $40.0 million of variable rate debt outstanding at March 31, 2014. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $400,000. As of March 31, 2014, we had no derivative financial instruments to reduce our exposure to interest rate increases.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of March 31, 2014, the Company had purchased 2,362,291 shares pursuant to this authorization and had 5,637,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
The following table summarizes our common stock repurchases during the first quarter of 2014 made pursuant to this authorization. The Company did not purchase any shares during the first quarter of 2014 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	—	—	—	6,137,709
February 1-28, 2014	50,000	$25.98	50,000	6,087,709
March 1-31, 2014	450,000	$25.73	450,000	5,637,709
Total	500,000	$25.76	500,000	5,637,709

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.1	Named Executive Officer Compensation	Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and Item 5.02 of the Company's Current Report on Form 8-K dated February 10, 2014

11	Statement Re: Computation of Per Share Earnings	See Note 4 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 5, 2014	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 5, 2014	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary