Form 10-Q
period 2014-06-30
WERNER ENTERPRISES INC
filed 2014-08-04
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, 71,855,576 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and six-month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2013 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
	(Unaudited)
Operating revenues	$542,120	$506,648	$1,034,142	$999,535
Operating expenses:
Salaries, wages and benefits	144,506	135,236	279,219	268,341
Fuel	92,131	90,191	183,206	186,984
Supplies and maintenance	45,887	43,934	91,741	87,062
Taxes and licenses	21,311	21,586	42,143	43,210
Insurance and claims	19,180	17,320	39,386	37,121
Depreciation	44,573	42,367	87,696	84,698
Rent and purchased transportation	128,239	115,060	239,885	221,378
Communications and utilities	3,409	3,187	6,908	6,329
Other	554	(4,594)	(1,813)	(6,642)
Total operating expenses	499,790	464,287	968,371	928,481
Operating income	42,330	42,361	65,771	71,054
Other expense (income):
Interest expense	136	91	230	235
Interest income	(660)	(535)	(1,315)	(1,040)
Other	(45)	(82)	(41)	(92)
Total other income	(569)	(526)	(1,126)	(897)
Income before income taxes	42,899	42,887	66,897	71,951
Income taxes	17,267	17,047	26,926	28,600
Net income	$25,632	$25,840	$39,971	$43,351
Earnings per share:
Basic	$0.36	$0.35	$0.55	$0.59
Diluted	$0.35	$0.35	$0.55	$0.59
Dividends declared per share	$0.050	$0.050	$0.100	$0.100
Weighted-average common shares outstanding:
Basic	72,091	73,022	72,382	73,140
Diluted	72,597	73,598	72,882	73,690
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
	(Unaudited)
Net income	$25,632	$25,840	$39,971	$43,351
Other comprehensive income (loss):
Foreign currency translation adjustments	90	(1,147)	100	(184)
Other comprehensive income (loss)	90	(1,147)	100	(184)
Comprehensive income	$25,722	$24,693	$40,071	$43,167
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,714	$23,678
Accounts receivable, trade, less allowance of $10,166 and $9,939, respectively	261,305	231,647
Other receivables	20,888	10,769
Inventories and supplies	15,088	15,743
Prepaid taxes, licenses and permits	6,894	15,064
Current deferred income taxes	26,389	25,315
Other current assets	32,248	27,445
Total current assets	390,526	349,661
Property and equipment	1,724,963	1,727,737
Less – accumulated depreciation	762,991	750,219
Property and equipment, net	961,972	977,518
Other non-current assets	38,372	26,918
Total assets	$1,390,870	$1,354,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,902	$66,678
Insurance and claims accruals	62,301	59,811
Accrued payroll	27,250	22,785
Other current liabilities	20,292	18,457
Total current liabilities	194,745	167,731
Long-term debt, net of current portion	40,000	40,000
Other long-term liabilities	19,085	14,710
Insurance and claims accruals, net of current portion	132,250	131,900
Deferred income taxes	217,779	227,237
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 71,950,164 and 72,713,920 shares outstanding, respectively	805	805
Paid-in capital	101,419	98,534
Retained earnings	863,596	830,842
Accumulated other comprehensive loss	(4,531)	(4,631)
Treasury stock, at cost; 8,583,372 and 7,819,616 shares, respectively	(174,278)	(153,031)
Total stockholders’ equity	787,011	772,519
Total liabilities and stockholders’ equity	$1,390,870	$1,354,097
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$39,971	$43,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,696	84,698
Deferred income taxes	(10,753)	(4,458)
Gain on disposal of property and equipment	(9,815)	(10,046)
Non-cash equity compensation	2,837	2,590
Insurance and claims accruals, net of current portion	350	1,900
Other	(420)	31
Changes in certain working capital items:
Accounts receivable, net	(29,658)	(12,857)
Other current assets	2,097	(3,654)
Accounts payable	11,238	9,165
Other current liabilities	(2,998)	188
Net cash provided by operating activities	90,545	110,908
Cash flows from investing activities:
Additions to property and equipment	(99,969)	(64,865)
Retirements of property and equipment	37,162	30,336
Decrease in notes receivable	8,076	4,439
Other	(3,343)	—
Net cash used in investing activities	(58,074)	(30,090)
Cash flows from financing activities:
Repayments of short-term debt	—	(20,000)
Repayments of long-term debt	—	(30,000)
Dividends on common stock	(7,255)	(7,326)
Repurchases of common stock	(25,602)	(15,065)
Tax withholding related to net share settlements of restricted stock awards	(31)	(166)
Stock options exercised	4,150	733
Excess tax benefits from equity compensation	284	24
Net cash used in financing activities	(28,454)	(71,800)
Effect of exchange rate fluctuations on cash	19	(198)
Net increase in cash and cash equivalents	4,036	8,820
Cash and cash equivalents, beginning of period	23,678	15,428
Cash and cash equivalents, end of period	$27,714	$24,248
Supplemental disclosures of cash flow information:
Interest paid	$233	$262
Income taxes paid	42,581	40,765
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$6,333	$7,238
Issuance of notes payable	6,233	—
Property and equipment acquired included in accounts payable	9,407	3,886
Property and equipment disposed included in other receivables	696	1,104
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Credit Facilities
As of June 30, 2014, we have committed credit facilities with two banks. These include a $175 million four-year credit facility which will expire on May 31, 2016, and a $75 million five-year credit facility which will expire on May 31, 2017. Borrowings under these credit facilities bear variable interest (0.85% at June 30, 2014) based on the London Interbank Offered Rate (“LIBOR”). As of June 30, 2014 and December 31, 2013, we had $40 million outstanding under these credit facilities with banks. The $250 million of credit available under these facilities is further reduced by $32.7 million in standby letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At June 30, 2014, we were in compliance with these covenants.
At June 30, 2014, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2014	$—
2015	—
2016	40,000
2017	—
Total	$40,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(2)	Income Taxes
For the three-month and six-month periods ended June 30, 2014, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $64 thousand and $86 thousand during the three-month periods ended June 30, 2014 and June 30, 2013, respectively, and $122 thousand and $165 thousand during the six-month periods ended June 30, 2014, and June 30, 2013, respectively, excluding the reversal of accrued interest related to an adjustment for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at June 30, 2014, is $8.9 million. If recognized, $5.7 million of unrecognized tax benefits would impact our effective tax rate. Interest of $1.8 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.
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
As of June 30, 2014, we have committed to property and equipment purchases of approximately $144.5 million.
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

The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$25,632	$25,840	$39,971	$43,351
Weighted average common shares outstanding	72,091	73,022	72,382	73,140
Dilutive effect of stock-based awards	506	576	500	550
Shares used in computing diluted earnings per share	72,597	73,598	72,882	73,690
Basic earnings per share	$0.36	$0.35	$0.55	$0.59
Diluted earnings per share	$0.35	$0.35	$0.55	$0.59
There were no options to purchase shares of common stock that were outstanding during the periods indicated above that were excluded from the computation of diluted earnings per share because the option purchase price was greater than the average market price of the common shares during the period. Performance awards are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied.

(5)	Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the "Equity Plan"), approved by the Company's shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units ("restricted awards"), performance stock and units ("performance awards"), and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of June 30, 2014, there were 7,412,056 shares available for granting additional awards.
We apply the fair value method of accounting for equity compensation awards granted under our Equity Plan. Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. For performance awards, we accrue compensation expense for the estimated number of shares expected to be issued using the most current information available at the date of the financial statements. If the performance goals are not met, no compensation expense will be recognized and any previously recognized compensation expense will be reversed. As of June 30, 2014, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $9.6 million and is expected to be recognized over a weighted average period of 2.5 years.
The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options:
Pre-tax compensation expense	$30	$66	$60	$132
Tax benefit	12	26	24	52
Stock option expense, net of tax	$18	$40	$36	$80
Restricted awards:
Pre-tax compensation expense	$1,080	$1,223	$2,075	$2,458
Tax benefit	434	486	835	977
Restricted award expense, net of tax	$646	$737	$1,240	$1,481
Performance awards:
Pre-tax compensation expense	$431	$—	$717	$—
Tax benefit	174	—	289	—
Performance award expense, net of tax	$257	$—	$428	$—

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
The following table summarizes stock option activity for the six months ended June 30, 2014:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	653	$17.85
Granted	—	$—
Exercised	(234)	$17.74
Forfeited	(3)	$21.15
Expired	—	$—
Outstanding at end of period	416	$17.89	3.59	$3,587
Exercisable at end of period	336	$17.40	3.02	$3,057
We did not grant any stock options during the three-month and six-month periods ended June 30, 2014 and June 30, 2013. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $0.5 million and $0.2 million for the three-month periods ended June 30, 2014 and June 30, 2013, respectively, and $1.9 million and $0.3 million for the six-month periods ended June 30, 2014 and June 30, 2013, respectively.
Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 84 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions.
The following table summarizes restricted award activity for the six months ended June 30, 2014:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	698	$21.04
Granted	10	$25.26
Vested	(4)	$24.85
Forfeited	(2)	$23.12
Nonvested at end of period	702	$21.07
We granted 10,000 shares of restricted stock during the three-month and six-month periods ended June 30, 2014 and did not grant any shares of restricted stock during the three-month and six-month periods ended June 30, 2013. We estimate the fair value of restricted awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. Cash settled restricted stock units are recorded as a liability within the Consolidated Balance Sheets and are adjusted to fair value each reporting period. The present value of estimated future dividends for the 2014 grants was calculated using the following weighted-average assumptions:

Dividends per share (quarterly amounts)	$0.05
Risk-free interest rate	1.5%
The total fair value of previously granted restricted awards vested during the three-month and six-month periods ended June 30, 2014, was $90 thousand, and $25 thousand and $503 thousand for the three-month and six-month periods ended June 30, 2013, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees' tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations were recorded as treasury stock.
Performance Awards
In February 2014, we granted performance awards. Performance awards entitle the recipient to shares of common stock upon attainment of performance criteria as pre-established by the Compensation Committee. Performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions.
The following table summarizes performance award activity for the six months ended June 30, 2014:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	—	$—
Granted	183	$25.06
Vested	—	$—
Forfeited	—	$—
Nonvested at end of period	183	$25.06

The 2014 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to earnings per share for the fiscal year ending December 31, 2014, as established by the Compensation Committee. The number of shares which are ultimately earned will range from 0 percent to 133 percent of the target number based on the level of attainment of the performance objectives. We estimate the fair value of performance awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. The present value of estimated future dividends for the 2014 grant was calculated using the following assumptions:

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
We generate other revenues from transportation-related activities such as third-party equipment maintenance and equipment leasing and other business activities. None of these operations meets the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the table below. “Corporate” includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. Inter-segment eliminations in the table below represent transactions between reporting segments that are eliminated in consolidation.
The following table summarizes our segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Truckload Transportation Services	$429,390	$412,869	$832,575	$821,769
Value Added Services	100,501	91,185	185,655	173,695
Other	12,258	2,083	16,247	4,127
Corporate	829	996	1,387	1,646
Subtotal	542,978	507,133	1,035,864	1,001,237
Inter-segment eliminations	(858)	(485)	(1,722)	(1,702)
Total	$542,120	$506,648	$1,034,142	$999,535

Operating Income
Truckload Transportation Services	$38,320	$34,442	$59,100	$58,057
Value Added Services	2,255	4,489	4,110	8,102
Other	357	1,623	841	2,528
Corporate	1,398	1,807	1,720	2,367
Total	$42,330	$42,361	$65,771	$71,054

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for second quarter 2014 to second quarter 2013, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

	Three Months Ended (3ME) June 30,				Six Months Ended (6ME) June 30,				Percentage Change in Dollar Amounts
	2014		2013		2014		2013		3ME	6ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$542,120	100.0	$506,648	100.0	$1,034,142	100.0	$999,535	100.0	7.0%	3.5%

Operating expenses:
Salaries, wages and benefits	144,506	26.7	135,236	26.7	279,219	27.0	268,341	26.9	6.9%	4.1%
Fuel	92,131	17.0	90,191	17.8	183,206	17.7	186,984	18.7	2.2%	(2.0)%
Supplies and maintenance	45,887	8.5	43,934	8.7	91,741	8.9	87,062	8.7	4.4%	5.4%
Taxes and licenses	21,311	3.9	21,586	4.2	42,143	4.0	43,210	4.3	(1.3)%	(2.5)%
Insurance and claims	19,180	3.5	17,320	3.4	39,386	3.8	37,121	3.7	10.7%	6.1%
Depreciation	44,573	8.2	42,367	8.4	87,696	8.5	84,698	8.5	5.2%	3.5%
Rent and purchased transportation	128,239	23.7	115,060	22.7	239,885	23.2	221,378	22.2	11.5%	8.4%
Communications and utilities	3,409	0.6	3,187	0.6	6,908	0.7	6,329	0.6	7.0%	9.1%
Other	554	0.1	(4,594)	(0.9)	(1,813)	(0.2)	(6,642)	(0.7)	112.1%	72.7%
Total operating expenses	499,790	92.2	464,287	91.6	968,371	93.6	928,481	92.9	7.6%	4.3%

Operating income	42,330	7.8	42,361	8.4	65,771	6.4	71,054	7.1	(0.1)%	(7.4)%
Total other expense (income)	(569)	(0.1)	(526)	(0.1)	(1,126)	(0.1)	(897)	(0.1)	(8.2)%	(25.5)%
Income before income taxes	42,899	7.9	42,887	8.5	66,897	6.5	71,951	7.2	—%	(7.0)%
Income taxes	17,267	3.2	17,047	3.4	26,926	2.6	28,600	2.9	1.3%	(5.9)%
Net income	$25,632	4.7	$25,840	5.1	$39,971	3.9	$43,351	4.3	(0.8)%	(7.8)%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$332,025		$320,000		$643,547		$633,400
Trucking fuel surcharge revenues	92,737		88,574		179,758		180,159
Non-trucking and other operating revenues	4,628		4,295		9,270		8,210
Operating revenues	429,390	100.0	412,869	100.0	832,575	100.0	821,769	100.0
Operating expenses	391,070	91.1	378,427	91.7	773,475	92.9	763,712	92.9
Operating income	$38,320	8.9	$34,442	8.3	$59,100	7.1	$58,057	7.1

	Three Months Ended June 30,			Six Months Ended June 30,
Truckload Transportation Services	2014	2013	% Change	2014	2013	% Change
Operating ratio, net of fuel surcharge revenues	88.6%	89.4%		90.9%	91.0%
Average revenues per tractor per week (1)	$3,620	$3,450	4.9%	$3,521	$3,409	3.3%
Average trip length in miles (loaded)	466	441	5.7%	466	453	2.9%
Average percentage of empty miles (2)	12.14%	12.93%	(6.1)%	12.06%	12.98%	(7.1)%
Average tractors in service	7,055	7,134	(1.1)%	7,029	7,146	(1.6)%
Total trailers (at quarter end)	21,865	22,005		21,865	22,005
Total tractors (at quarter end):
Company	6,375	6,480		6,375	6,480
Independent contractor	660	670		660	670
Total tractors	7,035	7,150		7,035	7,150

(1)	Net of fuel surcharge revenues.

(2)	“Empty” refers to miles without trailer cargo.

The following tables set forth the VAS segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the VAS segment's shipments and average revenues (excluding logistics fee revenue) per shipment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Value Added Services (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$100,501	100.0	$91,185	100.0	$185,655	100.0	$173,695	100.0
Rent and purchased transportation expense	87,209	86.8	76,255	83.6	159,763	86.1	145,452	83.7
Gross margin	13,292	13.2	14,930	16.4	25,892	13.9	28,243	16.3
Other operating expenses	11,037	11.0	10,441	11.5	21,782	11.7	20,141	11.6
Operating income	$2,255	2.2	$4,489	4.9	$4,110	2.2	$8,102	4.7

	Three Months Ended June 30,			Six Months Ended June 30,
Value Added Services	2014	2013	% Change	2014	2013	% Change
Total VAS shipments	74,660	70,383	6.1%	136,952	134,749	1.6%
Less: Non-committed shipments to Truckload segment	20,163	19,411	3.9%	36,660	39,357	(6.9)%
Net VAS shipments	54,497	50,972	6.9%	100,292	95,392	5.1%
Average revenue per shipment	$1,699	$1,632	4.1%	$1,707	$1,653	3.3%

Average tractors in service	48	45		47	42
Total trailers (at quarter end)	1,730	1,755		1,730	1,755
Total tractors (at quarter end)	55	43		55	43

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Operating Revenues
Operating revenues increased 7.0% for the three months ended June 30, 2014, compared to the same period of the prior year. When comparing second quarter 2014 to second quarter 2013, Truckload segment revenues increased $16.5 million, or 4.0%, and VAS revenues increased $9.3 million, or 10.2%.
Within the Truckload segment, positive freight demand trends continued from first quarter 2014 into second quarter 2014. Freight demand (as measured by our daily morning ratio of loads available to trucks available in our One-Way Truckload network) showed consistent strength, and we were overbooked (more available freight than available trucks at the start of each day) throughout second quarter 2014. A tight capacity market combined with a gradually firming economy were the primary contributing factors. This trend has continued through July 2014. Truck capacity is being constrained by an extremely challenging driver market, a larger number of trucking company failures in 2014 than 2013 and heightened regulatory cost increases for truck ownership and safety; thus, we expect this favorable freight trend will continue.
Trucking revenues, net of fuel surcharge, increased 3.8% due to an increase in average revenues per tractor per week, partially offset by a decrease in the average number of tractors in service. Average revenues per tractor per week, net of fuel surcharge, increased 4.9% in second quarter 2014 compared to second quarter 2013. This increase resulted from planned network design changes that enabled us to increase our average trip length by 5.7% which improved average miles per truck, despite operating under the more restrictive hours of service rules that became effective July 1, 2013, and reduced empty miles. The increase in average trip length also produced an expected negative impact on revenue per mile. Even after these changes, average revenues per total mile, excluding fuel surcharge, rose 2.1% in second quarter 2014 compared to second quarter 2013. We have made good progress working with our customers on sustainable rate increases during second quarter 2014. We intend to continue these efforts as we move forward and work to recoup the cost increases associated with more expensive equipment, a shrinking supply of qualified drivers and an increasingly difficult regulatory environment.
The average number of tractors in service in the Truckload segment decreased 1.1% to 7,055 in second quarter 2014 from 7,134 in second quarter 2013, a decrease of 79 tractors. We ended second quarter 2014 with 7,035 tractors in the Truckload segment, a decrease of 45 trucks from the end of first quarter 2014. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues increased 4.7% to $92.7 million in second quarter 2014 from $88.6 million in second quarter 2013 because of higher average fuel prices and higher miles in second quarter 2014. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

We continue to diversify our business model with the goal of achieving a balanced portfolio of revenues comprised of one-way truckload, specialized and logistics (VAS) services by growing our logistics services revenues. Our Specialized Services unit, primarily Dedicated, ended the quarter with 3,515 trucks (or 50% of our total Truckload segment fleet).
VAS revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS also recorded revenue and brokered freight expense of $0.9 million in second quarter 2014 and $0.5 million in second quarter 2013 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. VAS revenues increased 10.2% to $100.5 million in second quarter 2014 from $91.2 million in second quarter 2013, resulting from growth in Intermodal and Werner Global Logistics revenues. VAS gross margin dollars decreased 11.0% to $13.3 million in second quarter 2014 from $14.9 million for the same period in 2013, and its gross margin percentage declined to 13.2% in second quarter 2014 from 16.4% in second quarter 2013. Operating income was impacted by a lower gross margin percentage for contractual business due to rising third party carrier costs, as capacity was tighter during second quarter 2014 compared to second quarter 2013. Other operating expenses increased $0.6 million, or 5.7%, and VAS operating income decreased 49.8% to $2.3 million in second quarter 2014 from $4.5 million in second quarter 2013. The average number of tractors in service in the VAS segment (intermodal drayage trucks) increased to 48 in second quarter 2014 from 45 in second quarter 2013, an increase of 3 tractors.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 92.2% for the three months ended June 30, 2014, compared to 91.6% for the three months ended June 30, 2013. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 14 through 16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $9.3 million, or 6.9%, in second quarter 2014 compared to second quarter 2013 and remained at 26.7% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense was due to higher driver and non-driver salaries and fringe benefits. When evaluated on a per-mile basis, driver and non-driver salaries, wages and benefits increased as well, which we attribute to (i) higher driver pay, including discretionary pay items, in a more competitive driver market, (ii) higher driver recruitment costs and (iii) higher health insurance costs during second quarter 2014. Non-driver salaries, wages and benefits in the non-trucking VAS segment decreased 2.6%, and net VAS shipments managed by VAS personnel increased by 6.9%.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2014. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2014 were similar to those for the previous policy year.
The driver recruiting and retention market was extremely difficult in second quarter 2014. We believe that a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate and job competition from the housing construction and hydraulic fracturing markets were all contributing factors. We expect that competition for drivers will further intensify as 2014 progresses. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel increased $1.9 million or 2.2% in second quarter 2014 compared to second quarter 2013 but decreased 0.8% as a percentage of operating revenues due to (i) higher company miles and (ii) higher average diesel fuel prices. Average diesel fuel prices were 5 cents per gallon higher in second quarter 2014 than in second quarter 2013. These increases were partially offset by improved miles per gallon ("mpg").
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

For July 2014, the average diesel fuel price per gallon was approximately 10 cents lower than the average diesel fuel price per gallon in the same period of 2013 and approximately 15 cents lower than in third quarter 2013.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $2.0 million or 4.4% in second quarter 2014 compared to second quarter 2013 but decreased 0.2% as a percentage of operating revenues. Increased driver advertising and other driver related expenses and higher company driver miles in second quarter 2014 compared to second quarter 2013 were primarily responsible for the increase in supplies and maintenance. The average age of our company truck fleet was 2.4 years at the end of second quarter 2014 and second quarter 2013 and was 2.5 years at the end of first quarter 2014. We plan to increase capital expenditures during the second half of 2014 to reduce the average age of our company truck fleet.
Taxes and licenses decreased $0.3 million or 1.3% in second quarter 2014 compared to second quarter 2013 and decreased 0.3% as a percentage of operating revenues. The decrease resulted from improved mpg despite driving more miles in second quarter 2014 than in second quarter 2013.
Insurance and claims increased $1.9 million or 10.7% in second quarter 2014 compared to second quarter 2013 and increased 0.1% as a percentage of operating revenues. The increase in second quarter 2014 compared to second quarter 2013 was primarily the result of a higher amount of reserve increases on high dollar liability claims that occurred in prior periods (unfavorable development). The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2014 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability and cargo insurance premiums for the policy year that began August 1, 2014 are slightly lower than premiums for the previous policy year on a per-mile basis.
Depreciation expense increased $2.2 million or 5.2% in second quarter 2014 compared to second quarter 2013 but decreased 0.2% as a percentage of operating revenues. This increase was due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense. These increases were partially offset by lower depreciation on auxiliary power units that were sold with the older used trucks and not replaced.
Depreciation expense was historically affected by two changes to engine emissions standards imposed by the EPA that became effective in October 2002 and in January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. In 2014, we continue to purchase trucks with 2010-standard engines to replace older trucks that we sell or trade. By the end of 2014, we expect nearly all company trucks will have engines that comply with the 2010 emissions standards. Depreciation expense increased in second quarter 2014 due to higher prices for these new trucks and is expected to increase further as we continue to replace tractors with 2007-standard engines.
Rent and purchased transportation expense increased $13.2 million or 11.5% in second quarter 2014 compared to second quarter 2013 and increased 1.0% as a percentage of operating revenues. Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. VAS rent and purchased transportation expense increased $11.0 million and as a percentage of VAS revenues increased to 86.8% in second quarter 2014 from 83.6% in second quarter 2013. This increase was due primarily to higher third party carrier costs as capacity was tighter during second quarter 2014 compared to second quarter 2013.
Rent and purchased transportation for the Truckload segment increased $2.0 million in second quarter 2014 compared to second quarter 2013. This increase is due primarily to the increase in independent contractor truck miles. Independent contractor miles as a percentage of total miles were 12.4% in second quarter 2014 compared to 12.2% in second quarter 2013.
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
Communication and utilities increased $0.2 million or 7.0% in second quarter 2014 compared to second quarter 2013 and remained at 0.6% as a percentage of operating revenues. This slight increase is primarily due to use of a new driver navigation program, which helps to reduce out-of-route miles, beginning in 2013.
Other operating expenses increased $5.1 million or 112.1% in second quarter 2014 compared to second quarter 2013 and increased 1.0% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets decreased to $5.2 million in second quarter 2014, including a $1.6 million gain from the sale of real estate, from $6.5 million in second quarter 2013, which included a $1.1 million gain from the sale of real estate. This also compares to gains of $4.6 million in first quarter 2014. We sold more trucks and trailers in second quarter 2014 compared to second quarter 2013, and we realized lower average gains per truck sold but higher average gains per trailer sold in the 2014 quarter.
Other Expense (Income)
Other expense (income) decreased $0.1 million or 8.2% in second quarter 2014 compared to second quarter 2013 and did not change as a percentage of operating revenues. Interest income net of interest expense increased $0.1 million in second quarter 2014 compared to second quarter 2013.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 40.25% for second quarter 2014 from 39.75% for second quarter 2013. The higher income tax rate is attributed to lower projected employment tax credits in 2014.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Operating Revenues
Operating revenues increased 3.5% for the six months ended June 30, 2014, compared to the same period of the prior year. In the Truckload segment, trucking revenues, net of fuel surcharge, increased 1.6% due primarily to a 3.3% increase in average revenues per tractor per week, partially offset by a 1.6% decrease in the average number of tractors in service. Average revenues per total mile, net of fuel surcharge, increased 2.6% in the first half of 2014 compared to the same period in 2013, and average monthly miles per tractor increased by 0.7%. Fuel surcharge revenues for the Truckload segment decreased 0.2% from $180.2 million in the 2013 year-to-date period to $179.8 million in the 2014 year-to-date period because of lower miles. VAS revenues increased 6.9%, from $173.7 million in the first six months of 2013 to $185.7 million in the same 2014 period. The increases occurred in all VAS operating units.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.6% for the six months ended June 30, 2014, compared to 92.9% for the same period of 2013. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 14-16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $10.9 million or 4.1% in the 2014 year-to-date period and increased 0.1% as a percentage of operating revenues. The higher dollar amount of salaries, wages, and benefits expense was due primarily to (i) higher driver pay, including discretionary pay items, in a more competitive driver market, (ii) higher driver recruitment costs and (iii) higher health insurance costs in the first six month of 2014. Non-driver salaries, wages and benefits in the non-trucking VAS segment were flat. VAS handled 1.6% more shipments, including those transferred to the Truckload segment, and the net shipments retained by VAS increased by 5.1%.
Fuel decreased $3.8 million or 2.0% in the first six months of 2014 compared to the same period in 2013 and decreased 1.0% as a percentage of operating revenues. The decrease resulted from (i) fewer company miles driven, including the effect of network design changes that reduced empty miles, (ii) improved mpg and (iii) a shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. Average diesel fuel prices were the same for the first six months of 2014 and 2013.
Supplies and maintenance expense increased $4.7 million or 5.4% in the 2014 year-to-date period compared to the same 2013 period and increased 0.2% as a percentage of operating revenues. Severe weather conditions in first quarter 2014 contributed to the increase in this expense category, causing higher tractor repair and towing costs. Driver advertising and other driver related expenses in 2014 compared to 2013 were also higher. These increases were partially offset by a shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles.
Taxes and licenses decreased $1.1 million or 2.5% in the first six months of 2014 compared to the same period in 2013 and decreased 0.3% as a percentage of operating revenues. The decrease resulted from driving fewer miles and from improved fuel mpg in the year-to-date 2014 period and the resulting decrease in fuel taxes associated with fewer gallons purchased.
Insurance and claims increased $2.3 million or 6.1% in the first six months of 2014 compared to the same period in 2013 and increased 0.1% as a percentage of operating revenues due primarily to higher expense on new claims resulting from severe winter weather in first quarter 2014, partially offset by a reduction in reserves for prior period claims (favorable development) in 2014 compared to unfavorable development in the 2013 period, both of which related to smaller dollar liability claims.
Depreciation increased $3.0 million or 3.5% in the first six months of 2014 compared to the same period in 2013 but remained flat as a percentage of operating revenues. This increase was due primarily to higher tractor and trailer depreciation resulting from the higher cost of new equipment and replacing fully-depreciated trailers, offset partially by lower depreciation expense on auxiliary power units that were sold with the older used trucks and not replaced.
Rent and purchased transportation expense increased $18.5 million or 8.4% in the first six months of 2014 compared to the same period in 2013 and increased 1.0% as a percentage of operating revenues. Rent and purchased transportation for the Truckload segment was $3.3 million higher because of the shift from salaries, wages and benefits expense and several other expense categories to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles. Independent contractor miles as a percentage of total miles were 12.5% in the first six months of 2014 compared to 12.0% during the same period of 2013. VAS rent and purchased transportation expense increased $14.3 million and increased from 83.7% of VAS revenues in the 2013 period to 86.1% in the 2014 period. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues and was higher as a percentage of VAS revenues because third party capacity was tighter in the 2014 period.
Communications and utilities expense increased $0.6 million or 9.1% in the first six months of 2014 compared to the same period in 2013 and increased 0.1% as a percentage of operating revenues because of using a new driver navigation program and higher telephone costs.
Other operating expenses increased $4.8 million or 72.7% in the first six months of 2014 compared to the same period in 2013 and increased 0.5% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) decreased to $9.8 million in the six months ended June 30, 2014 from $10.0 million in the six months ended June 30, 2013. In the 2014 year-to-date period, we sold more trucks and trailers compared to the 2013 year-to-date period but realized lower average gains per truck sold. The 2014 year-to-date period also included a $1.6 million gain from the sale of real estate, while the 2013 year-to-date period included a $1.1 millions gain from the sale of real estate. Bad debt expense was higher in the 2014 year-to-date period, partially offset by lower legal fees and software expense when compared to the same 2013 period.
Other Expense (Income)
Other expense (income) decreased $0.2 million or 25.5% in the 2014 year-to-date period and did not change as a percentage of revenues. Interest income net of interest expense increased $0.3 million year over year.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 40.25% for the six months ended June 30, 2014 from 39.75% for the same period in 2013. The higher income tax rate in 2014 is attributed to lower projected employment tax credits.

Liquidity and Capital Resources:
During the six months ended June 30, 2014, we generated cash flow from operations of $90.5 million, an 18% decrease ($20.4 million) in cash flows compared to the same six-month period a year ago. The decrease in net cash provided by operating activities resulted primarily from a $16.8 million decrease in cash flows related to accounts receivable and a $3.4 million decrease in net income. We were able to make net capital expenditures, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities increased to $58.1 million for the six-month period ended June 30, 2014 from $30.1 million for the six-month period ended June 30, 2013. Net property additions (primarily revenue equipment) were $62.8 million for the six-month period ended June 30, 2014, compared to $34.5 million during the same period of 2013. This increase occurred as we began to lower the average age of our tractor fleet in second quarter 2014. As of June 30, 2014, we were committed to property and equipment purchases of approximately $144.5 million. We currently expect our net capital expenditures (primarily revenue equipment) in 2014 to be in the range of $210.0 million to $230.0 million, compared to net capital expenditures in 2013 of $151.9 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.
Net financing activities used $28.5 million during the six months ended June 30, 2014, and $71.8 million during the same period in 2013. During the six-month period ended June 30, 2014, we did not borrow additional debt or repay any principal of outstanding debt. Our outstanding debt at June 30, 2014, was $40.0 million. During the same period in 2013, we repaid short-term and long-term debt totaling $50.0 million. We paid dividends of $7.3 million in both the six month periods ended June 30, 2014 and 2013. Financing activities for the six months ended June 30, 2014, also included common stock repurchases of 1,000,000 shares at a cost of $25.6 million compared to 608,791 shares at a cost of $15.1 million for the six months ended June 30, 2013. From time to time, Werner Enterprises, Inc. (the "Company") has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of June 30, 2014, the Company had purchased 2,862,291 shares pursuant to our current Board of Directors repurchase authorization and had 5,137,709 shares remaining available for repurchase.
Management believes our financial position at June 30, 2014 is strong. As of June 30, 2014, we had $27.7 million of cash and cash equivalents and $787.0 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of June 30, 2014, we had a total of $250.0 million of credit available pursuant to two credit facilities, of which we had borrowed $40.0 million. The remaining $210.0 million of credit available under these facilities is reduced by the $32.7 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of June 30, 2014.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$8.9	$0.1	$—	$—	$—	$8.8
Long-term debt, including current maturities	40.0	—	40.0	—	—	—
Interest payments on debt	0.7	0.4	0.3
Property and equipment purchase commitments	144.5	144.5	—	—	—	—
Operating leases	1.4	1.4	—	—	—	—
Other obligations	6.2	3.1	3.1	—	—	—
Total contractual cash obligations	$201.7	$149.5	$43.4	$—	$—	$8.8
Other Commercial Commitments
Unused lines of credit	$177.3	$—	$177.3	$—	$—	$—
Stand-by letters of credit	32.7	32.7	—	—	—	—
Total commercial commitments	$210.0	$32.7	$177.3	$—	$—	$—
Total obligations	$411.7	$182.2	$220.7	$—	$—	$8.8

We have committed credit facilities with two banks totaling $250.0 million that mature in May 2016 ($175.0 million) and May 2017 ($75.0 million). At June 30, 2014, we had borrowed $40.0 million under these facilities. Borrowings under these credit facilities bear variable interest (0.85% at June 30, 2014) based on the London Interbank Offered Rate (“LIBOR”). Interest payments on debt are based on the debt balance and interest rate at June 30, 2014. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of June 30, 2014, we had recorded an $8.9 million liability for unrecognized tax benefits. We expect $0.1 million to be settled within the next twelve months and are unable to reasonably determine when the $8.8 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at June 30, 2014 was approximately $1.4 million.
Regulations:
Item 1 of Part I of our 2013 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2013 Form 10-K.
In March 2014, the Federal Motor Carrier Safety Administration ("FMCSA") issued its formal proposal regarding the mandatory implementation and use of electronic logging devices ("ELDs") by nearly all carriers to enhance the monitoring and enforcement of the driver HOS rules. The comment period related to this proposal ended in June 2014, and a final rule is expected to be issued no later than January 2015. As proposed, the new regulations would become effective two years after the final rule is issued. We are the recognized industry leader for electronic logging of driver hours as we proactively adopted a paperless log system in 1996 that was subsequently approved for our use by the FMCSA in 1998. We believe the proposed rules will not have a significant effect on our operations and profitability.

Critical Accounting Policies:
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Accounting Standards:
In the descriptions under “New Accounting Pronouncements Adopted” and “Accounting Standards Updates Not Yet Effective” that follow, references in quotations identify guidance and Accounting Standards Updates (“ASU”) relating to the topics and subtopics (and their descriptive titles, as appropriate) of the Accounting Standards Codification™ of the Financial Accounting Standards Board (“FASB”).
New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during second quarter 2014.
Accounting Standards Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. Management has not yet selected a transition method nor has it determined the effect of the standard on our ongoing financial reporting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of June 30, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $90 thousand for second quarter 2014 and foreign currency translation losses were $1.1 million for second quarter 2013 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.
Interest Rate Risk
We had $40.0 million of variable rate debt outstanding at June 30, 2014. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $400,000. As of June 30, 2014, we had no derivative financial instruments to reduce our exposure to interest rate increases.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of June 30, 2014, the Company had purchased 2,862,291 shares pursuant to this authorization and had 5,137,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
The following table summarizes our common stock repurchases during the second quarter of 2014 made pursuant to this authorization. The Company did not purchase any shares during the second quarter of 2014 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014	122,762	$25.53	122,762	5,514,947
May 1-31, 2014	377,238	$25.42	377,238	5,137,709
June 1-30, 2014	—	$—	—	5,137,709
Total	500,000	$25.45	500,000	5,137,709

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

11	Statement Re: Computation of Per Share Earnings	See Note 4 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 4, 2014	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 4, 2014	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary