Form 10-Q
period 2014-09-30
WERNER ENTERPRISES INC
filed 2014-11-03
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, 71,863,626 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and nine-month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2013 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
	(Unaudited)
Operating revenues	$551,961	$511,728	$1,586,103	$1,511,263
Operating expenses:
Salaries, wages and benefits	149,206	137,834	428,425	406,175
Fuel	86,820	92,890	270,026	279,874
Supplies and maintenance	48,527	46,538	140,268	133,600
Taxes and licenses	21,420	21,548	63,563	64,758
Insurance and claims	19,789	16,714	59,175	53,835
Depreciation	44,182	42,612	131,878	127,310
Rent and purchased transportation	133,893	117,651	373,778	339,029
Communications and utilities	3,689	3,754	10,597	10,083
Other	2,745	(396)	932	(7,038)
Total operating expenses	510,271	479,145	1,478,642	1,407,626
Operating income	41,690	32,583	107,461	103,637
Other expense (income):
Interest expense	140	101	370	336
Interest income	(614)	(589)	(1,929)	(1,629)
Other	43	(35)	2	(127)
Total other income	(431)	(523)	(1,557)	(1,420)
Income before income taxes	42,121	33,106	109,018	105,057
Income taxes	16,151	11,847	43,077	40,447
Net income	$25,970	$21,259	$65,941	$64,610
Earnings per share:
Basic	$0.36	$0.29	$0.91	$0.89
Diluted	$0.36	$0.29	$0.91	$0.88
Dividends declared per share	$0.050	$0.050	$0.150	$0.150
Weighted-average common shares outstanding:
Basic	71,837	72,621	72,198	72,965
Diluted	72,364	73,216	72,706	73,530
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
	(Unaudited)
Net income	$25,970	$21,259	$65,941	$64,610
Other comprehensive income (loss):
Foreign currency translation adjustments	(985)	49	(885)	(135)
Change in fair value of interest rate swap	(431)	—	(431)	—
Other comprehensive income (loss)	(1,416)	49	(1,316)	(135)
Comprehensive income	$24,554	$21,308	$64,625	$64,475
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,598	$23,678
Accounts receivable, trade, less allowance of $10,307 and $9,939, respectively	264,406	231,647
Other receivables	22,244	10,769
Inventories and supplies	15,167	15,743
Prepaid taxes, licenses and permits	6,503	15,064
Current deferred income taxes	26,668	25,315
Other current assets	31,522	27,445
Total current assets	414,108	349,661
Property and equipment	1,764,972	1,727,737
Less – accumulated depreciation	771,188	750,219
Property and equipment, net	993,784	977,518
Other non-current assets	41,489	26,918
Total assets	$1,449,381	$1,354,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,073	$66,678
Insurance and claims accruals	65,070	59,811
Accrued payroll	32,256	22,785
Other current liabilities	20,388	18,457
Total current liabilities	206,787	167,731
Long-term debt, net of current portion	75,000	40,000
Other long-term liabilities	19,667	14,710
Insurance and claims accruals, net of current portion	130,825	131,900
Deferred income taxes	212,632	227,237
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 71,756,576 and 72,713,920 shares outstanding, respectively	805	805
Paid-in capital	102,792	98,534
Retained earnings	885,978	830,842
Accumulated other comprehensive loss	(5,947)	(4,631)
Treasury stock, at cost; 8,776,960 and 7,819,616 shares, respectively	(179,158)	(153,031)
Total stockholders’ equity	804,470	772,519
Total liabilities and stockholders’ equity	$1,449,381	$1,354,097
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$65,941	$64,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131,878	127,310
Deferred income taxes	(16,206)	(8,418)
Gain on disposal of property and equipment	(14,267)	(12,701)
Non-cash equity compensation	4,350	3,829
Insurance and claims accruals, net of current portion	(1,075)	2,700
Other	(3,481)	(1,239)
Changes in certain working capital items:
Accounts receivable, net	(32,759)	(25,725)
Other current assets	1,592	568
Accounts payable	24,356	13,899
Other current liabilities	4,882	6,258
Net cash provided by operating activities	165,211	171,091
Cash flows from investing activities:
Additions to property and equipment	(206,354)	(149,889)
Retirements of property and equipment	59,515	43,421
Decrease in notes receivable	11,135	7,095
Other	(3,343)	979
Net cash used in investing activities	(139,047)	(98,394)
Cash flows from financing activities:
Repayments of short-term debt	—	(20,000)
Repayments of long-term debt	(40,000)	(30,000)
Proceeds from issuance of long-term debt	75,000	10,000
Dividends on common stock	(10,853)	(10,961)
Repurchases of common stock	(30,587)	(20,060)
Tax withholding related to net share settlements of restricted stock awards	(96)	(560)
Stock options exercised	4,169	969
Excess tax benefits from equity compensation	295	53
Net cash used in financing activities	(2,072)	(70,559)
Effect of exchange rate fluctuations on cash	(172)	(216)
Net increase in cash and cash equivalents	23,920	1,922
Cash and cash equivalents, beginning of period	23,678	15,428
Cash and cash equivalents, end of period	$47,598	$17,350
Supplemental disclosures of cash flow information:
Interest paid	$304	$361
Income taxes paid	59,070	54,423
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$9,427	$12,701
Issuance of notes payable	6,233	—
Change in fair value of interest rate swap	(431)	—
Property and equipment acquired included in accounts payable	460	2,696
Property and equipment disposed included in other receivables	351	696
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Credit Facilities
As of September 30, 2014, we have unsecured committed credit facilities with two banks. On September 15, 2014, we entered into an amendment to our existing credit agreement with Wells Fargo Bank, N.A. The amended agreement includes a $175 million credit facility which will expire on May 31, 2016, and a $75 million term commitment with principal due and payable on September 15, 2019. We borrowed $75 million under the term note on September 15, 2014, and repaid the $40 million that was outstanding under the credit facility. We also have a $75 million credit facility with BMO Harris Bank N.A. which will expire May 31, 2017. Borrowings under the credit facilities and term note bear variable interest (0.7533% at September 30, 2014) based on the London Interbank Offered Rate (“LIBOR”), with interest on the five-year term note effectively fixed at 2.5% with an interest rate swap agreement.
As of September 30, 2014, we had $75 million outstanding, and as of December 31, 2013, we had $40 million outstanding under these credit facilities with banks. The $325 million of credit available under these facilities is further reduced by $32.7 million in standby letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At September 30, 2014, we were in compliance with these covenants.
At September 30, 2014, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2014	$—
2015	—
2016	—
2017	—
2018	—
2019 and thereafter	75,000
Total	$75,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(2)	Income Taxes
For the three-month and nine-month periods ended September 30, 2014, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $63 thousand and $26 thousand during the three-month periods ended September 30, 2014 and September 30, 2013, respectively, and $185 thousand and $191 thousand during the nine-month periods ended September 30, 2014 and September 30, 2013, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at September 30, 2014, is $8.9 million. If recognized, $5.7 million of unrecognized tax benefits would impact our effective tax rate. Interest of $1.8 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.
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
As of September 30, 2014, we have committed to property and equipment purchases of approximately $155.0 million.
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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$25,970	$21,259	$65,941	$64,610
Weighted average common shares outstanding	71,837	72,621	72,198	72,965
Dilutive effect of stock-based awards	527	595	508	565
Shares used in computing diluted earnings per share	72,364	73,216	72,706	73,530
Basic earnings per share	$0.36	$0.29	$0.91	$0.89
Diluted earnings per share	$0.36	$0.29	$0.91	$0.88
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
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the "Equity Plan"), approved by the Company's shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units ("restricted awards"), performance stock and units ("performance awards"), and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of September 30, 2014, there were 7,415,544 shares available for granting additional awards.
We apply the fair value method of accounting for equity compensation awards granted under our Equity Plan. Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. For performance awards, we accrue compensation expense for the estimated number of shares expected to be issued using the most current information available at the date of the financial statements. If the performance goals are not met, no compensation expense will be recognized and any previously recognized compensation expense will be reversed. As of September 30, 2014, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $8.1 million and is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options:
Pre-tax compensation expense	$30	$67	$90	$198
Tax benefit	12	24	36	76
Stock option expense, net of tax	$18	$43	$54	$122
Restricted awards:
Pre-tax compensation expense	$1,022	$1,173	$3,097	$3,631
Tax benefit	393	421	1,228	1,398
Restricted award expense, net of tax	$629	$752	$1,869	$2,233
Performance awards:
Pre-tax compensation expense	$468	$—	$1,185	$—
Tax benefit	179	—	468	—
Performance award expense, net of tax	$289	$—	$717	$—
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
The following table summarizes stock option activity for the nine months ended September 30, 2014:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	653	$17.85
Granted	—	$—
Exercised	(235)	$17.75
Forfeited	(3)	$21.15
Expired	—	$—
Outstanding at end of period	415	$17.89	3.33	$3,036
Exercisable at end of period	335	$17.40	2.76	$2,611
We did not grant any stock options during the three-month and nine-month periods ended September 30, 2014 and September 30, 2013. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $6 thousand and $0.1 million for the three-month periods ended September 30, 2014 and September 30, 2013, respectively, and $2.0 million and $0.3 million for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively.
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
The following table summarizes restricted award activity for the nine months ended September 30, 2014:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	698	$21.04
Granted	10	$25.26
Vested	(12)	$23.31
Forfeited	(3)	$23.48
Nonvested at end of period	693	$21.14
We granted 10,000 shares of restricted stock during the nine-month period ended September 30, 2014 and did not grant any shares of restricted stock during the three-month period ended September 30, 2014 and the three-month and nine-month periods ended September 30, 2013. We estimate the fair value of restricted awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. Cash settled restricted stock units are recorded as a liability within the Consolidated Balance Sheets and are adjusted to fair value each reporting period. The present value of estimated future dividends for the 2014 grants was calculated using the following weighted-average assumptions:

Dividends per share (quarterly amounts)	$0.05
Risk-free interest rate	1.5%
The total fair value of previously granted restricted awards vested during the three-month and nine-month periods ended September 30, 2014, was $0.2 million and $0.3 million, respectively, and was $1.0 million and $1.5 million for the three-month and nine-month periods ended September 30, 2013, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees' tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations were recorded as treasury stock.
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
The following table summarizes performance award activity for the nine months ended September 30, 2014:

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

The following table summarizes our segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Truckload Transportation Services	$428,619	$412,673	$1,261,194	$1,234,442
Value Added Services	106,490	96,455	292,145	270,150
Other	16,868	3,368	33,115	7,495
Corporate	688	1,021	2,075	2,667
Subtotal	552,665	513,517	1,588,529	1,514,754
Inter-segment eliminations	(704)	(1,789)	(2,426)	(3,491)
Total	$551,961	$511,728	$1,586,103	$1,511,263

Operating Income
Truckload Transportation Services	$39,138	$27,101	$98,238	$85,158
Value Added Services	1,022	4,193	5,132	12,295
Other	404	949	1,245	3,477
Corporate	1,126	340	2,846	2,707
Total	$41,690	$32,583	$107,461	$103,637

(7)	Derivative Financial Instrument

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages its risks for interest rate changes through use of an interest rate swap. At September 30, 2014, the Company had one swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a fair value loss of $431 thousand. The counterparty to this contract is a major financial institution. The Company is exposed to credit loss in the event of nonperformance by the counterparty. The Company does not use derivative instruments for trading or speculative purposes and has no derivative financial instruments to reduce its exposure to fuel price fluctuations.

The Company's objective in managing exposure to interest rate risk is to limit the impact on earnings and cash flow. The extent to which the Company uses such instruments is dependent on its access to these contracts in the financial markets and its success using other methods.

The Company's outstanding derivative financial instrument is recognized in the balance sheet at fair value. The effect on earnings from recognizing the fair value of this derivative financial instrument depends on its intended use, its hedge designation, and its effectiveness in offsetting changes in the fair value of the exposure it is hedging. Changes in the fair value of the instrument designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported currently in earnings along with changes in the fair values of the hedged items. Changes in the effective portion of the fair value of the instrument used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions is reported in equity as a component of accumulated other comprehensive income, net of income tax effects. Amounts in accumulated other comprehensive income are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Amounts reported in earnings are classified consistent with the item being hedged.

The interest rate swap is accounted for as a cash flow hedging instrument. As such, the Company formally designated and documented, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the manner in which effectiveness of the hedge will be assessed. The Company formally assesses, both at inception and at each reporting period thereafter, whether the derivative financial instrument is effective in offsetting changes in cash flows of the related underlying exposure. All changes in fair value of outstanding derivatives in cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Income upon release from comprehensive income is the same as that of the underlying exposure. Any ineffective portion of the change in fair value of the instruments is recognized immediately in earnings.

The Company discontinues the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate.

Should the Company discontinue hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.

FASB ASC 815-10 requires companies to recognize the derivative instrument as an asset or a liability at fair value in the statement of financial position. Fair value of the derivative instrument is required to be measured under the FASB’s Fair Value Measurements and Disclosures guidance, which establishes a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The fair value of the Company’s interest rate swap is based on Level 2 inputs.

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2014 to third quarter 2013, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2014		2013		2014		2013		3ME	9ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$551,961	100.0	$511,728	100.0	$1,586,103	100.0	$1,511,263	100.0	7.9%	5.0%

Operating expenses:
Salaries, wages and benefits	149,206	27.0	137,834	26.9	428,425	27.0	406,175	26.9	8.3%	5.5%
Fuel	86,820	15.7	92,890	18.2	270,026	17.0	279,874	18.5	(6.5)%	(3.5)%
Supplies and maintenance	48,527	8.8	46,538	9.1	140,268	8.8	133,600	8.8	4.3%	5.0%
Taxes and licenses	21,420	3.9	21,548	4.2	63,563	4.0	64,758	4.3	(0.6)%	(1.8)%
Insurance and claims	19,789	3.6	16,714	3.3	59,175	3.7	53,835	3.6	18.4%	9.9%
Depreciation	44,182	8.0	42,612	8.3	131,878	8.3	127,310	8.4	3.7%	3.6%
Rent and purchased transportation	133,893	24.2	117,651	23.0	373,778	23.6	339,029	22.4	13.8%	10.2%
Communications and utilities	3,689	0.7	3,754	0.7	10,597	0.7	10,083	0.7	(1.7)%	5.1%
Other	2,745	0.5	(396)	(0.1)	932	0.1	(7,038)	(0.5)	793.2%	113.2%
Total operating expenses	510,271	92.4	479,145	93.6	1,478,642	93.2	1,407,626	93.1	6.5%	5.0%

Operating income	41,690	7.6	32,583	6.4	107,461	6.8	103,637	6.9	28.0%	3.7%
Total other expense (income)	(431)	—	(523)	(0.1)	(1,557)	(0.1)	(1,420)	(0.1)	17.6%	(9.6)%
Income before income taxes	42,121	7.6	33,106	6.5	109,018	6.9	105,057	7.0	27.2%	3.8%
Income taxes	16,151	2.9	11,847	2.3	43,077	2.7	40,447	2.7	36.3%	6.5%
Net income	$25,970	4.7	$21,259	4.2	$65,941	4.2	$64,610	4.3	22.2%	2.1%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$334,520		$321,664		$978,067		$955,064
Trucking fuel surcharge revenues	88,805		87,562		268,563		267,721
Non-trucking and other operating revenues	5,294		3,447		14,564		11,657
Operating revenues	428,619	100.0	412,673	100.0	1,261,194	100.0	1,234,442	100.0
Operating expenses	389,481	90.9	385,572	93.4	1,162,956	92.2	1,149,284	93.1
Operating income	$39,138	9.1	$27,101	6.6	$98,238	7.8	$85,158	6.9

	Three Months Ended September 30,			Nine Months Ended September 30,
Truckload Transportation Services	2014	2013	% Change	2014	2013	% Change
Operating ratio, net of fuel surcharge revenues	88.5%	91.7%		90.1%	91.2%
Average revenues per tractor per week (1)	$3,690	$3,436	7.4%	$3,577	$3,418	4.6%
Average trip length in miles (loaded)	475	445	6.7%	469	450	4.2%
Average percentage of empty miles (2)	12.04%	12.31%	(2.2)%	12.05%	12.76%	(5.6)%
Average tractors in service	6,974	7,200	(3.1)%	7,011	7,164	(2.1)%
Total trailers (at quarter end)	22,005	22,055		22,005	22,055
Total tractors (at quarter end):
Company	6,395	6,565		6,395	6,565
Independent contractor	665	680		665	680
Total tractors	7,060	7,245		7,060	7,245

(1)	Net of fuel surcharge revenues.

(2)	“Empty” refers to miles without trailer cargo.

The following tables set forth the VAS segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the VAS segment's shipments and average revenues (excluding logistics fee revenue) per shipment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Value Added Services (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$106,490	100.0	$96,455	100.0	$292,145	100.0	$270,150	100.0
Rent and purchased transportation expense	93,762	88.0	81,958	85.0	253,525	86.8	227,410	84.2
Gross margin	12,728	12.0	14,497	15.0	38,620	13.2	42,740	15.8
Other operating expenses	11,706	11.0	10,304	10.7	33,488	11.4	30,445	11.2
Operating income	$1,022	1.0	$4,193	4.3	$5,132	1.8	$12,295	4.6

	Three Months Ended September 30,			Nine Months Ended September 30,
Value Added Services	2014	2013	% Change	2014	2013	% Change
Total VAS shipments	74,579	71,210	4.7%	211,531	205,959	2.7%
Less: Non-committed shipments to Truckload segment	19,004	19,196	(1.0)%	55,664	58,553	(4.9)%
Net VAS shipments	55,575	52,014	6.8%	155,867	147,406	5.7%
Average revenue per shipment	$1,753	$1,645	6.6%	$1,723	$1,651	4.4%

Average tractors in service	50	46		48	44
Total trailers (at quarter end)	1,750	1,715		1,750	1,715
Total tractors (at quarter end)	55	50		55	50

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Operating Revenues
Operating revenues increased 7.9% for the three months ended September 30, 2014, compared to the same period of the prior year. When comparing third quarter 2014 to third quarter 2013, Truckload segment revenues increased $15.9 million, or 3.9%, and VAS revenues increased $10.0 million, or 10.4%.
Within the Truckload segment, freight demand continued to be strong in the third quarter 2014, as it was in second quarter 2014. Freight demand (as measured by our daily morning ratio of loads available to trucks available in our One-Way Truckload network) showed consistent strength, and we were overbooked (more available freight than available trucks at the beginning of each day) throughout third quarter 2014. The freight market dynamics began showing year-over-year improvement for the Company in mid-November 2013, and that favorable trend has continued for the last eleven months, including October 2014. A tight capacity market combined with a gradually firming economy were the primary contributing factors. We believe that truck capacity is being challenged by an increasingly competitive driver market, trucking company failures and heightened regulatory cost increases for truck ownership and safety; thus, we expect this favorable demand trend relative to constrained supply will continue.
Trucking revenues, net of fuel surcharge, increased 4.0% due to an increase in average revenues per tractor per week, partially offset by a decrease in the average number of tractors in service. Average revenues per tractor per week, net of fuel surcharge, increased 7.4% in third quarter 2014 compared to third quarter 2013. We continue to focus on securing driver friendly, highly productive freight and improved freight selection by using our proprietary freight optimization system, which enabled us to raise our average miles per truck by 5.3% and further reduce our empty miles percentage by 2.2% compared to third quarter 2013. Average revenues per total mile, net of fuel surcharge, increased 2.0% in third quarter 2014 compared to third quarter 2013. Several factors had a positive impact on our average revenues per tractor per week and profitability, while at the same time these factors reduced the percentage increase in our reported revenue per total mile. Our average trip length increased by 6.7% in third quarter 2014 compared to third quarter 2013, and longer length of haul shipments generally have a lower rate per mile due to productivity benefits. Noting the improved freight market in third quarter 2014 compared to third quarter 2013, during third quarter 2014 we accepted less brokerage freight (in which rates are inclusive of fuel) and instead supported our customers with additional capacity priced with a base rate per mile and a fuel surcharge per mile. Finally, customer changes in fuel surcharge programs had a neutral impact on profitability but an adverse effect on reported revenue per total mile, net of fuel surcharge. A few large customers modified their fuel surcharge programs to a "zero peg" in the past 12 months, which shifted revenues from base rates to fuel surcharges.
We believe that we made good progress implementing sustainable rate increases with our customers during third quarter 2014. We expect to continue these efforts as we move forward and work to recoup the cost increases associated with more expensive equipment, a shrinking supply of qualified drivers and an increasingly challenging regulatory environment.
The average number of tractors in service in the Truckload segment decreased 3.1% to 6,974 in third quarter 2014 from 7,200 in third quarter 2013, a decrease of 226 tractors. We ended third quarter 2014 with 7,060 tractors in the Truckload segment (3,655 in our Specialized Services unit and 3,405 in our One-Way Truckload unit), an increase of 25 trucks from the end of second quarter 2014. During July and the first half of August, our driver and truck counts declined from June. We increased pay by varying percentage amounts for many drivers in certain fleets within our One-Way Truckload unit in mid-August 2014. We also increased driver pay for multiple Dedicated fleets over the last several months. Following these changes, our driver recruiting and retention metrics improved in the last half of third quarter 2014. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues increased 1.4% to $88.8 million in third quarter 2014 from $87.6 million in third quarter 2013 because of higher miles in third quarter 2014 and the impact of the less brokerage freight and zero peg fuel surcharge items described on page 18, which more than offset the per-mile decline due to lower fuel prices. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
VAS revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS also recorded revenue and brokered freight expense of $0.7 million in third quarter 2014 and $1.8 million in third quarter 2013 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. VAS revenues increased 10.4% to $106.5 million in third quarter 2014 from $96.5 million in third quarter 2013, resulting from growth in Brokerage and Werner Global Logistics revenues. VAS gross margin dollars decreased 12.2% to $12.7 million in third quarter 2014 from $14.5 million for the same period in 2013, and its gross margin percentage declined to 12.0% in third quarter 2014 from 15.0% in third quarter 2013. Operating income was impacted by a lower gross margin percentage for contractual business due to rising third-party carrier costs, as capacity was tighter during third quarter 2014 compared to third quarter 2013. In addition, the gross margin percentage continues to be impacted negatively by the start-up of a large customer during second quarter 2014. Gross margins for this customer are being impacted by regional carrier capacity issues that are currently being addressed with the customer. The VAS gross margin percentage improved sequentially from July to September 2014.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 92.4% for the three months ended September 30, 2014, compared to 93.6% for the three months ended September 30, 2013. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $11.4 million, or 8.3%, in third quarter 2014 compared to third quarter 2013 and increased 0.1% as a percentage of operating revenues to 27.0%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and non-driver salaries and fringe benefits. When evaluated on a per-mile basis, driver and non-driver salaries, wages and benefits increased as well, which we primarily attribute to higher driver pay. In mid-August 2014, we increased pay by varying percentage amounts for many drivers within our One-Way Truckload unit. Additionally, over the last several months, we increased driver pay in multiple Dedicated fleets, almost always after obtaining rate increases from the related Dedicated customers. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 3.5%, and net VAS shipments managed by VAS personnel increased by 6.8%.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2014. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2014 were similar to those for the previous policy year.
The driver recruiting and retention market was very difficult during third quarter 2014. We believe that a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate and job competition from the housing construction, manufacturing and hydraulic fracturing markets were all contributing factors. Following our mid-August pay changes, our driver recruiting and retention metrics improved. However, we expect that competition for drivers will remain high in the coming months. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel decreased $6.1 million or 6.5% in third quarter 2014 compared to third quarter 2013 and decreased 2.5% as a percentage of operating revenues due to (i) lower average diesel fuel prices and (ii) increased fuel efficiency as measured by miles per gallon ("mpg"). Average diesel fuel prices were 20 cents per gallon lower in third quarter 2014 than in third quarter 2013. These decreases were partially offset by higher company truck miles.
We continue to employ measures to improve our fuel mpg such as (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet including new trucks with U.S. Environmental Protection Agency (the “EPA”) 2010 compliant engines, more aerodynamic truck features, idle reduction systems, tire inflation systems and trailer skirts to reduce our fuel gallons purchased. However, fuel savings from mpg improvement is offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant capital investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as an EPA SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.
For October 2014, the average diesel fuel price per gallon was approximately 35 cents lower than the average diesel fuel price per gallon in the same period of 2013 and approximately 34 cents lower than in fourth quarter 2013.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $2.0 million or 4.3% in third quarter 2014 compared to third quarter 2013 but decreased 0.3% as a percentage of operating revenues. Increased driver advertising and other driver related expenses and higher company driver miles in third quarter 2014 compared to third quarter 2013 were primarily responsible for the increase in supplies and maintenance. The average age of our company truck fleet was 2.3 years at the end of third quarter 2014 and third quarter 2013 and was 2.4 years at the end of second quarter 2014.
Taxes and licenses decreased $0.1 million or 0.6% in third quarter 2014 compared to third quarter 2013 and decreased 0.3% as a percentage of operating revenues. The decrease resulted from improved mpg despite driving more miles in third quarter 2014 than in third quarter 2013.
Insurance and claims increased $3.1 million or 18.4% in third quarter 2014 compared to third quarter 2013 and increased 0.3% as a percentage of operating revenues. The increase in third quarter 2014 compared to third quarter 2013 was primarily the result of a higher average cost per claim for small dollar claims that occurred during the quarter and higher costs related to large dollar liability claims. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2014 and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability and cargo insurance premiums for the policy year that began August 1, 2014 are slightly lower than premiums for the previous policy year on a per-mile basis.
Depreciation expense increased $1.6 million or 3.7% in third quarter 2014 compared to third quarter 2013 but decreased 0.3% as a percentage of operating revenues. This increase was due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense. These increases were partially offset by lower depreciation on auxiliary power units that were sold with the older used trucks and not replaced.
Depreciation expense was historically affected by two changes to engine emissions standards imposed by the EPA that became effective in October 2002 and in January 2007, resulting in increased truck purchase costs. We began to take delivery of trucks with these 2007-standard engines in first quarter 2008 to replace older trucks in our fleet. A final set of more rigorous EPA-mandated emissions standards became effective for all new engines manufactured after January 1, 2010. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. In 2014, we continue to purchase trucks with 2010-standard engines to replace older trucks that we sell or trade. By the end of 2014, we expect nearly all company trucks will have engines that comply with the 2010 emissions standards. Depreciation expense increased in third quarter 2014 due to higher prices for these new trucks and is expected to increase further as we continue to replace tractors with 2007-standard engines.

Rent and purchased transportation expense increased $16.2 million or 13.8% in third quarter 2014 compared to third quarter 2013 and increased 1.2% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. VAS rent and purchased transportation expense increased $11.8 million and as a percentage of VAS revenues increased to 88.0% in third quarter 2014 from 85.0% in third quarter 2013. This increase was due primarily to higher third party carrier costs as capacity was tighter during third quarter 2014 compared to third quarter 2013. In addition, the gross margin percentage continues to be impacted negatively by the start-up of a large customer during second quarter 2014. Gross margins for this customer are being impacted by regional carrier capacity issues that are currently being addressed with the customer. The VAS gross margin percentage improved sequentially from July to September 2014.
Rent and purchased transportation for the Truckload segment increased $2.8 million in third quarter 2014 compared to third quarter 2013. This increase is due primarily to higher third-party capacity provider costs for shipments delivered to or from Mexico because of volume increases and a higher average independent contractor pay per mile in third quarter 2014 compared to third quarter 2013. In mid-August, we increased the per-mile settlement rate for certain owner-operators. Independent contractor miles as a percentage of total miles were 11.8% in third quarter 2014 compared to 12.4% in third quarter 2013.
Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment purchases. We have historically been able to add company tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, further increases in per-mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.
Communication and utilities decreased $0.1 million or 1.7% in third quarter 2014 compared to third quarter 2013 and remained at 0.7% as a percentage of operating revenues. This slight decrease is primarily due to slightly lower communication costs in third quarter 2014.
Other operating expenses increased $3.1 million in third quarter 2014 compared to third quarter 2013 and increased 0.6% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $4.5 million in third quarter 2014 from $2.7 million in third quarter 2013. We sold more trucks and trailers in third quarter 2014 compared to third quarter 2013, and we realized higher average gains per truck and trailer sold in the 2014 quarter. Other operating expenses, including bad debt expense, professional fees and software expense, were higher in third quarter 2014 compared to third quarter 2013.
Other Expense (Income)
Other expense (income) increased $0.1 million or 17.6% in third quarter 2014 compared to third quarter 2013 and increased 0.1% as a percentage of operating revenues. Interest income net of interest expense remained flat in third quarter 2014 compared to third quarter 2013, and other-non-operating expenses were slightly higher.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 38.3% for third quarter 2014 from 35.8% for third quarter 2013. The income tax rate for third quarter 2014 included certain state tax refunds for prior periods, and the lower income tax rate in third quarter 2013 is attributed to favorable tax adjustments for the remeasurement of uncertain tax positions. The Company expects its fourth quarter 2014 effective income tax rate to be approximately 40.3%.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Operating Revenues
Operating revenues increased 5.0% for the nine months ended September 30, 2014, compared to the same period of the prior year. In the Truckload segment, trucking revenues, net of fuel surcharge, increased 2.4% due primarily to a 4.6% increase in average revenues per tractor per week, partially offset by a 2.1% decrease in the average number of tractors in service. Average revenues per total mile, net of fuel surcharge, increased 2.4% in the first nine months of 2014 compared to the same period in 2013, and average monthly miles per tractor increased by 2.2%. Fuel surcharge revenues for the Truckload segment increased 0.3% from $267.7 million in the 2013 year-to-date period to $268.6 million in the 2014 year-to-date period, despite lower average fuel prices in 2014. We attribute the increase in fuel surcharge revenues to higher miles in 2014, as well as the effects of accepting less freight from brokers and customer changes to fuel surcharge programs. VAS revenues increased 8.1%, from $270.2 million in the first nine months of 2013 to $292.1 million in the same 2014 period. The increases occurred in all VAS operating units.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.2% for the nine months ended September 30, 2014, compared to 93.1% for the same period of 2013. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $22.3 million or 5.5% in the 2014 year-to-date period and increased 0.1% as a percentage of operating revenues. The higher dollar amount of salaries, wages, and benefits expense was due primarily to (i) higher driver pay, including discretionary pay items, in a more competitive driver market, and (ii) higher health insurance costs in the first nine months of 2014. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 1.1% in the first nine months of 2014 compared to the same period in 2013. VAS handled 2.7% more shipments, including those transferred to the Truckload segment, and the net shipments retained by VAS increased by 5.7%.
Fuel decreased $9.8 million or 3.5% in the first nine months of 2014 compared to the same period in 2013 and decreased 1.5% as a percentage of operating revenues. The decrease resulted from (i) lower average diesel fuel prices, (ii) improved mpg and (iii) fewer company truck miles driven, including the effect of network design changes that reduced empty miles. Average diesel fuel prices were 6 cents lower in the first nine months of 2014 when compared to the same period in 2013.
Supplies and maintenance expense increased $6.7 million or 5.0% in the 2014 year-to-date period compared to the same 2013 period and remained flat as a percentage of operating revenues. Severe weather conditions in first quarter 2014 contributed to the increase in this expense category, causing higher tractor repair and towing costs. Driver advertising and other driver related expenses in 2014 compared to 2013 were also higher.
Taxes and licenses decreased $1.2 million or 1.8% in the first nine months of 2014 compared to the same period in 2013 and decreased 0.3% as a percentage of operating revenues. The decrease resulted from driving fewer miles and from improved fuel mpg in the year-to-date 2014 period and the resulting decrease in fuel taxes associated with fewer gallons purchased.
Insurance and claims increased $5.3 million or 9.9% in the first nine months of 2014 compared to the same period in 2013 and increased 0.1% as a percentage of operating revenues due primarily to higher expense on new claims, especially during the severe winter weather in first quarter 2014, partially offset by a reduction in reserves for prior period claims (favorable development) in 2014 compared to unfavorable development in 2013, both of which related to smaller dollar liability claims.
Depreciation increased $4.6 million or 3.6% in the first nine months of 2014 compared to the same period in 2013 but decreased 0.1% as a percentage of operating revenues. The increase was due primarily to higher tractor and trailer depreciation resulting from the higher cost of new equipment and replacing fully-depreciated trailers, offset partially by lower depreciation expense on auxiliary power units that were sold with the older used trucks and not replaced.
Rent and purchased transportation expense increased $34.7 million or 10.2% in the first nine months of 2014 compared to the same period in 2013 and increased 1.2% as a percentage of operating revenues. Rent and purchased transportation for the Truckload segment was $6.2 million higher because of (i) the shift from salaries, wages and benefits expense and several other expense categories to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles, (ii) higher third-party capacity provider costs for shipments delivered to or from Mexico and (iii) higher average independent contractor settlement rates per mile. Independent contractor miles as a percentage of total miles were 12.3% in the first nine months of 2014 compared to 12.1% during the same period of 2013. VAS rent and purchased transportation expense increased $26.1 million and increased from 84.2% of VAS revenues in the 2013 period to 86.8% in the 2014 period. Rent and purchased transportation expense for the VAS segment increased in response to higher VAS revenues and was higher as a percentage of VAS revenues because third party capacity was tighter in the 2014 period.
Communications and utilities expense increased $0.5 million or 5.1% in the first nine months of 2014 compared to the same period in 2013 and did not change as a percentage of operating revenues due to the use of a new driver navigation program and higher telephone costs.
Other operating expenses increased $8.0 million or 113.2% in the first nine months of 2014 compared to the same period in 2013 and increased 0.6% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) increased to $14.3 million in the nine months ended September 30, 2014 from $12.7 million in the nine months ended September

30, 2013. In the 2014 year-to-date period, we sold more trucks and trailers compared to the 2013 year-to-date period but realized lower average gains per truck sold. The 2014 year-to-date period also included a $1.6 million gain from the sale of real estate, while the 2013 year-to-date period included a $1.1 million gain from the sale of real estate. Bad debt expense and professional fees were higher in the 2014 year-to-date period when compared to the same 2013 period.
Other Expense (Income)
Other expense (income) decreased $0.1 million or 9.6% in the 2014 year-to-date period and did not change as a percentage of revenues. Interest income net of interest expense increased $0.3 million year over year.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 39.5% for the nine months ended September 30, 2014 from 38.5% for the same period in 2013. The higher income tax rate in 2014 is attributed to lower projected employment tax credits in 2014 as well as favorable tax adjustments for the remeasurement of uncertain tax positions in the 2013 period. The 2014 rate also reflected certain state tax refunds for prior periods.

Liquidity and Capital Resources:
During the nine months ended September 30, 2014, we generated cash flow from operations of $165.2 million, a 3% decrease ($5.9 million) in cash flows compared to the same nine-month period a year ago. The decrease in net cash provided by operating activities resulted primarily from a $7.0 million decrease in cash flows related to accounts receivable, a $4 million increase in income tax payments and a $3.7 million decrease in cash flows related to insurance, claims and other long-term accruals that was partially offset by a $10.5 million increase in accounts payable. We were able to make net capital expenditures, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our credit facilities.
Net cash used in investing activities increased to $139.0 million for the nine-month period ended September 30, 2014 from $98.4 million for the nine-month period ended September 30, 2013. Net property additions (primarily revenue equipment) were $146.8 million for the nine-month period ended September 30, 2014, compared to $106.5 million during the same period of 2013. This increase occurred as we continued to lower the average age of our tractor fleet during the third quarter 2014. As of September 30, 2014, we were committed to property and equipment purchases of approximately $155.0 million. We currently expect our net capital expenditures (primarily revenue equipment) in 2014 to be in the range of $210.0 million to $230.0 million, compared to net capital expenditures in 2013 of $151.9 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.
Net financing activities used $2.1 million during the nine months ended September 30, 2014, and $70.6 million during the same period in 2013. During the nine-month period ended September 30, 2014, we repaid long-term debt totaling $40.0 million and borrowed $75.0 million of long-term debt. Our outstanding debt at September 30, 2014, was $75.0 million. During the same period in 2013, we repaid short-term and long-term debt totaling $50.0 million and borrowed $10.0 million of long-term debt. We paid dividends of $10.9 million in the nine-month period ended September 30, 2014, and $11.0 million in the same period in 2013. Financing activities for the nine months ended September 30, 2014, also included common stock repurchases of 1,200,000 shares at a cost of $30.6 million compared to 821,091 shares at a cost of $20.1 million for the nine months ended September 30, 2013. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of September 30, 2014, the Company had purchased 3,062,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,937,709 shares remaining available for repurchase.
Management believes our financial position at September 30, 2014 is strong. As of September 30, 2014, we had $47.6 million of cash and cash equivalents and $804.5 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. On September 15, 2014, we amended our existing credit agreement with Well Fargo Bank, N.A., to add an unsecured five-year term commitment not to exceed a principal amount of $75 million, which increased our total borrowing capacity with Wells Fargo from $175.0 million to $250.0 million. As of September 30, 2014, we had a total of $325.0 million of credit available pursuant to two credit facilities, of which we had borrowed $75.0 million. The remaining $250.0 million of credit available under these facilities is reduced by the $32.7 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of September 30, 2014.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$8.9	$0.1	$—	$—	$—	$8.8
Long-term debt including current maturities	75.0	—	—	75.0	—	—
Interest payments on debt	9.4	1.9	3.8	3.7	—
Property and equipment purchase commitments	155.0	155.0	—	—	—	—
Operating leases	1.0	1.0	—	—	—	—
Other obligations	6.2	3.1	3.1	—	—	—
Total contractual cash obligations	$255.5	$161.1	$6.9	$78.7	$—	$8.8
Other Commercial Commitments
Unused lines of credit	$217.3	$—	$217.3	$—	$—	$—
Stand-by letters of credit	32.7	32.7	—	—	—	—
Total commercial commitments	$250.0	$32.7	$217.3	$—	$—	$—
Total obligations	$505.5	$193.8	$224.2	$78.7	$—	$8.8

We have unsecured committed credit facilities with two banks. On September 15, 2014, we entered into an amendment to our existing credit agreement with Wells Fargo Bank, N.A. The amended agreement includes a $175 million four-year credit facility which will expire on May 31, 2016, and a $75 million term commitment with principal due and payable on September 15, 2019. We borrowed $75 million under the term note on September 15, 2014, and repaid the $40 million that was outstanding under the credit facility. We also have a $75 million five-year credit facility with BMO Harris Bank N.A. which will expire May 31, 2017. Borrowings under the credit facilities and term note bear variable interest (0.7533% at September 30, 2014) based on the London Interbank Offered Rate (“LIBOR”), with interest on the five-year term note effectively fixed at 2.5% with an interest rate swap agreement. Interest payments on debt are based on the debt balance and interest rate at September 30, 2014. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of September 30, 2014, we had recorded an $8.9 million liability for unrecognized tax benefits. We expect $0.1 million to be settled within the next twelve months and are unable to reasonably determine when the $8.8 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at September 30, 2014 was approximately $1.0 million.
Regulations:
Item 1 of Part I of our 2013 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2013 Form 10-K.
In March 2014, the Federal Motor Carrier Safety Administration ("FMCSA") issued its formal proposal regarding the mandatory implementation and use of electronic logging devices ("ELDs") by nearly all carriers to enhance the monitoring and enforcement of the driver HOS rules. The comment period related to this proposal ended in June 2014, and a final rule is scheduled to be issued in early 2015. As proposed, the new regulations would become effective two years after the final rule is issued. We are the recognized industry leader for electronic logging of driver hours as we proactively adopted a paperless log system in 1996 that was subsequently approved for our use by the FMCSA in 1998. We believe the proposed rules will not have a significant effect on our operations and profitability.

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
New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during third quarter 2014.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of September 30, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $1.0 million for third quarter 2014 and foreign currency translation gains were $49 thousand for third quarter 2013 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements.We had $75.0 million of debt outstanding at September 30, 2014, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of September 30, 2014, we had one effective interest rate swap agreement with a notional amount of $75 million to reduce our exposure to interest rate increases.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of September 30, 2014, the Company had purchased 3,062,291 shares pursuant to this authorization and had 4,937,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
The following table summarizes our common stock repurchases during the third quarter of 2014 made pursuant to this authorization. The Company did not purchase any shares during the third quarter of 2014 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2014	100,000	$25.25	100,000	5,037,709
August 1-31, 2014	69,222	$24.60	69,222	4,968,487
September 1-30, 2014	30,778	$24.58	30,778	4,937,709
Total	200,000	$24.92	200,000	4,937,709

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

11	Statement Re: Computation of Per Share Earnings
See Note 4 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014

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

WERNER ENTERPRISES, INC.

Date: November 3, 2014	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 3, 2014	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary