Form 10-K
period 2014-12-31
WERNER ENTERPRISES INC
filed 2015-02-25
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[Mark one]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number: 0-14690

WERNER ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

NEBRASKA	47-0648386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14507 FRONTIER ROAD POST OFFICE BOX 45308 OMAHA, NEBRASKA	68145-0308
(Address of principal executive offices)	(Zip Code)
(402) 895-6640
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1.197 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported by Nasdaq).
As of February 19, 2015, 72,087,926 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 12, 2015, are incorporated in Part III of this report.

WERNER ENTERPRISES, INC.

This Annual Report on Form 10-K for the year ended December 31, 2014 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.
PART I

ITEM 1.	BUSINESS
General
We are a transportation and logistics company engaged primarily in transporting truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Value Added Services (“VAS”) division. We believe we are one of the largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19 and currently serves as our Chairman Emeritus. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2014, we had a fleet of 7,050 trucks, of which 6,400 were company-operated and 650 were owned and operated by independent contractors. Our VAS division operated an additional 55 intermodal drayage trucks at the end of 2014.
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
Our VAS segment is a non-asset-based transportation and logistics provider. VAS is comprised of the following four operating units that provide non-trucking services to our customers: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (“Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iv) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes. Our Brokerage unit had transportation services contracts with approximately 10,900 carriers as of December 31, 2014.
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
We operate in the truckload and logistics sectors of the transportation industry. Our Truckload segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van, flatbed and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (expedited) or (iv) conversion of their private fleet to us (dedicated). In 2014, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 79% of total operating revenues, and non-trucking and other operating revenues (primarily VAS revenues) accounted for 21% of total operating revenues. Our VAS segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. VAS services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport and (iv) international. The VAS international services are provided through our domestic and global subsidiary companies and include (i) ocean, air and ground transportation services, (ii) door-to-door freight forwarding and (iii) customs brokerage. Most VAS international services are provided throughout North America and Asia with additional coverage throughout Australia, Europe, South America and Africa. VAS is a non-asset-based transportation and logistics provider that is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of Truckload and VAS, for the last three years under Item 7 of Part II of this Form 10-K.
We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our freight. During 2014, our largest 5, 10, 25 and 50 customers comprised 25%, 41%, 60% and 74% of our revenues, respectively. No single customer generated more than 10% of our revenues in 2014. The industry groups of our top 50 customers are 44% retail and consumer products, 27% grocery products, 15% manufacturing/industrial and 14% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. Most of our Specialized Services customer contracts are one to three years in length and may be terminated by either party upon 30 to 90 days’ notice following the expiration of the contract’s first year, and we review rates in these contracts annually.
Virtually all of our company and independent contractor tractors are equipped with communication devices. These devices enable us and our drivers to conduct two-way communication using standardized and freeform messages. This technology also allows us to plan and monitor shipment progress. We automatically monitor truck movement and obtain specific data on the location of all trucks in the fleet every 15 minutes. Using the real-time data obtained from the devices, we have advanced application systems to improve customer and driver service. Examples of such application systems include: (i) an electronic logging system which records and monitors drivers’ hours of service and integrates with our information systems to pre-plan driver shipment assignments based on real-time available driving hours; (ii) software that pre-plans shipments drivers can trade enroute to meet driver home-time needs without compromising on-time delivery schedules; and (iii) automated “possible late load” tracking that informs the operations department of trucks possibly operating behind schedule, allowing us to take preventive measures to avoid late deliveries. In 1998, we began a successful pilot program and subsequently became the first trucking company in the United States to receive an exemption from DOT to use a global positioning system-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. We have used electronic logging devices ("ELDs") to monitor and enforce drivers' hours of service since 1996.
Seasonality
In the trucking industry, revenues generally follow a seasonal pattern. Peak freight demand has historically occurred in the months of September, October and November. After the December holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. Our operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter weather conditions. We attempt to minimize the impact of seasonality through our marketing program by seeking additional freight from certain customers during traditionally slower shipping periods and focusing on transporting consumer nondurable products. Revenue can also be affected by adverse weather conditions, holidays and the number of business days that occur during a given period because revenue is directly related to the available working days of shippers.
Employee Associates and Independent Contractors
As of December 31, 2014, we employed 9,091 drivers; 666 mechanics and maintenance associates for the trucking operation; 1,229 office associates for the trucking operation; and 1,192 associates for VAS, international and other non-trucking operations. We also had 650 independent contractors who provide both a tractor and a driver or drivers. None of our U.S., Canadian or Chinese associates are represented by a collective bargaining unit, and we consider relations with our associates to be good.
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

At times, there are driver shortages in the trucking industry. Availability of experienced drivers can be affected by (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in the economy; and (iii) individual drivers’ desire to be home more frequently. The driver market was more challenging in 2014 compared to 2013, and the supply of recent driver training school graduates continues to tighten. We believe that a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate, increased job competition from the strengthening housing construction and manufacturing industries, and changing industry safety regulations are tightening driver supply. We believe our strong mileage utilization, financial strength and safety record are attractive to drivers when compared to many other carriers. Additionally, we believe our large percentage of driving jobs in shorter-haul operations (such as Dedicated and Regional) that allow drivers to return home more often is attractive to drivers.
We utilize recent driver training school graduates as a significant source of new drivers. These drivers have completed a training program at a driver training school, hold a commercial driver’s license (“CDL”) and are further trained by Werner-certified trainer drivers for approximately 275 driving hours prior to that driver becoming a solo driver with their own truck. As mentioned above, the recruiting environment for recent driver training school graduates remained challenging in 2014. The availability of these drivers has been negatively impacted by the decreased availability of student loan financing for driver training schools.
As economic conditions improve, competition for experienced drivers and recent driver training school graduates may increase and could become more challenging in 2015. We cannot predict whether we will experience future shortages in the availability of experienced drivers or driver training school graduates. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain experienced drivers or driver training school graduates, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
We also recognize that independent contractors complement our company-employed drivers. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses. Because independent contractors provide their own tractors, less financial capital is required from us. Independent contractors also provide us with another source of drivers to support our fleet. We intend to maintain our emphasis on independent contractor recruiting, in addition to company driver recruitment. We, along with others in the trucking industry, however, continue to experience independent contractor recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment purchases, continue to make it difficult to recruit and retain independent contractors. If a shortage of independent contractors occurs, additional increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain a sufficient number of drivers. This could negatively affect our results of operations to the extent that we could not obtain corresponding freight rate increases.
Revenue Equipment
As of December 31, 2014, we operated 6,400 company tractors and 650 tractors owned by independent contractors in our Truckload segment. Our VAS segment operated an additional 55 company tractors at the end of 2014. The company tractors were manufactured by Freightliner (a Daimler company), Peterbilt and Kenworth (both divisions of PACCAR), Volvo and International (a Navistar company). We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency, and we have them set to not exceed 65 miles per hour.
The average age of our company truck fleet was 2.2 years at December 31, 2014, compared to 2.4 years at December 31, 2013. We increased our capital expenditures in the second half of 2014 to lower the average age of our truck fleet, and we currently expect to reduce our average truck age to under two years during 2015. As of December 31, 2014, nearly all of our company tractors have engines that comply with the U.S. Environmental Protection Agency (“EPA”) engine emissions standards that became effective for newly manufactured engines beginning in January 2010.
We operated 23,975 company-owned trailers at December 31, 2014. This total is comprised of 22,585 dry vans; 209 flatbeds; 1,159 temperature-controlled trailers; and 22 specialized trailers. Most of our trailers were manufactured by Wabash National Corporation. As of December 31, 2014, nearly all of our dry van trailer fleet consisted of 53-foot composite (DuraPlate®) trailers. We also provide other trailer lengths, such as 48-foot and 57-foot trailers, to meet the specialized needs of certain customers.
Our wholly-owned subsidiary, Fleet Truck Sales, sells our used trucks and trailers. Fleet Truck Sales has been in business since 1992 and operates in six locations. We may also trade used trucks to original equipment manufacturers when purchasing new trucks.

Fuel
In 2014, we purchased approximately 97% of our fuel from a predetermined network of fuel stops throughout the United States. Of this 97%, approximately 95% was purchased from three large fuel stop vendors. We negotiate discounted pricing based on historical purchase volumes with these fuel stop vendors. Bulk fueling facilities are maintained at seven of our terminals and one dedicated customer location.
Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase and provide customers with the benefit of lower fuel costs when fuel prices decline. We do not generally recoup higher fuel costs for empty and out-of-route miles (which are not billable to customers) and truck idle time. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
We maintain aboveground and underground fuel storage tanks at many of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.
Regulations
We are a motor carrier regulated by DOT in the United States and similar governmental transportation agencies in foreign countries in which we operate. DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, drivers’ hours of service and certain mergers, consolidations and acquisitions. We currently have, and have always maintained, a satisfactory DOT safety rating, which is the highest available rating, and we continually take efforts to maintain our satisfactory rating. A conditional or unsatisfactory DOT safety rating could adversely affect us because some of our customer contracts require a satisfactory rating. Equipment weight and dimensions are also subject to federal, state and international regulations with which we are required to comply.
The Federal Motor Carrier Safety Administration's (“FMCSA”) Compliance, Safety, Accountability, (“CSA”) safety initiative monitors the safety performance of both individual drivers and carriers. In December 2010, FMCSA made public on its website the Safety Measurement System (“SMS”), which includes monthly reports of specific safety rating measurement and percentile ranking scores for over 500,000 trucking companies. Through the SMS, the public can access carrier scores and data (including a carrier’s roadside safety inspection, out-of-service and moving violation histories) for five Behavior Analysis and Safety Improvement Categories (“BASICs”). As carriers, shippers, brokers, vendors and others review, evaluate and make operational and business decisions using CSA data, we anticipate that drivers and trucking companies will leave the market, although it is difficult to predict the duration and extent to which this may occur and the extent to which this could affect our business. This may limit our ability to attract and retain experienced drivers. We will continue to monitor any CSA developments and continue our CSA compliance efforts.
All truckload carriers are subject to the hours of service (“HOS”) regulations issued by FMCSA. In December 2011, FMCSA adopted and issued a final rule that amended the driver HOS regulations, which became effective July 1, 2013. The rule includes provisions which affect restart periods, rest breaks, on-duty time and penalties for violations. We modified and tested our electronic HOS system and began dispatching drivers under the revised HOS rules effective July 1, 2013. The Company believes these HOS changes negatively impacted miles per truck by two to three percent. We have taken steps to minimize the financial impact of the HOS changes. However, government restrictions of available driving hours will continue to negatively impact the productivity of some drivers and some fleets within our company. On August 2, 2013, the U.S. Court of Appeals for the D.C. Circuit issued its decision related to petitions of the rule changes by the trucking industry association and consumer advocate groups. The court generally affirmed the FMCSA's final rule and vacated only the application of the 30-minute rest break to short-haul drivers as defined in 49 CFR 395.1(e). On December 13, 2014, Congress passed the Consolidated and Further Continuing Appropriations Act of 2015 (the "Act"), which for one year temporarily suspends the requirement that all qualifying restarts contain two consecutive periods of time between 1:00 a.m. and 5:00 a.m. and that it can only be used once every 168 hours (or seven days). In addition, the Act requires FMCSA to study the safety impact caused by the restart rule which became effective on July 1, 2013. The restart rule reverts back to the simple 34-hour restart in effect from 2003 to June 30, 2013. We believe this will reduce the negative impact of the July 1, 2013 HOS changes during the one year suspension period.
On January 31, 2011, FMCSA issued proposed rules regarding the required installation and use of ELDs by nearly all carriers to enhance the monitoring and enforcement of the driver HOS rules. Federal legislation required DOT to promulgate rules and regulations mandating the use of ELDs by July 2013 with full adoption for all trucking companies by no later than July 2015. However, FMCSA does not currently expect a final ELD rule to be published until November 2015. It is expected that there will be a two year implementation period following the publishing of the final ELD rule. We are the recognized industry leader for electronic logging of driver hours as we proactively adopted a paperless log system in 1996 that was subsequently approved for our use by FMCSA in 1998. In order to improve compliance, and by extension safety performance and leveling the field upon which carriers compete, Werner supports a broad-based mandate for ELDs.
In May 2011, FMCSA published a final rule that (i) sets new standards that must be met before states issue commercial learner’s permits (“CLP”), (ii) revises the knowledge and skills testing standards that must be met to obtain both a CLP and a CDL, and (iii) improves anti-fraud measures with the CDL program. States must be in compliance with the new requirements by July 8, 2015. In September 2013, FMCSA withdrew its proposed rule regarding minimum requirements for entry-level driver training programs and plans to initiate new rulemaking. FMCSA is establishing an Entry-Level Driver Training Advisory Committee ("ELDTAC") to conduct a negotiated rulemaking ("Reg Neg") to implement the entry-level driver training provisions in the Moving Ahead for Progress in the 21st Century Act ("MAP-21"). Either of these rules could materially impact the number of potential new drivers entering the industry, and we currently cannot predict how the adoption of such rules would affect our driver recruitment and the overall driver market.
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
The EPA mandated a series of stringent engine emissions standards for all newly manufactured truck engines, which became effective in October 2002, January 2007 and January 2010, resulting in increases in the costs of new trucks. The 2010 regulations required a significant decrease in particulate matter (soot and ash) and nitrogen oxide emitted from on-road diesel engines. Engine manufacturers responded to the 2010 standards by modifying engines to produce cleaner combustion with selective catalytic reduction (“SCR”) technologies to remove pollutants from exhaust gases exiting the combustion chamber. The SCR technology also requires the ongoing periodic use of a urea-based diesel exhaust fluid. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards but are more fuel efficient. In 2014, we continued to purchase new trucks with the 2010-standard engines to replace older trucks we sell or trade, and as of December 31, 2014, nearly all of our company tractors had engines that comply with the 2010 emission standards.
The State of California enacted restrictions on transport refrigeration unit (“TRU”) emissions that require companies to operate compliant TRUs in California. The California regulations apply not only to California intrastate carriers, but also to carriers outside of California who wish to enter the state with TRUs. In January 2009, the EPA enabled California to phase in its Low-Emission TRU In-Use Performance Standards over several years. Enforcement of California’s in-use performance standards for TRU engines began in January 2010 for 2002 and older TRUs and will be phased in annually for later model years. We have complied with all compliance deadlines through December 31, 2014 that applied to model year 2007 and older TRU engines. California also required the registration of all California-based TRUs by July 31, 2009. For compliance purposes, we completed the California TRU registration process and continue to structure our plan to operate compliant TRUs over the next several years as the regulations gradually become effective.
California also adopted regulations to improve the fuel efficiency of heavy-duty tractors that pull 53-foot or longer box-type trailers within the state. The tractors and trailers subject to these regulations must either use EPA SmartWay-certified tractors and trailers or retrofit their existing fleet with SmartWay-verified technologies that have been demonstrated to meet or exceed fuel savings percentages specified in the regulations. Examples of these technologies include tractor and trailer aerodynamics packages (such as tractor fairings and trailer skirts) and the use of low-rolling resistance tires on both tractors and trailers. Enforcement of these regulations for 2011 model year equipment began in January 2010 and is being phased in over several years for older equipment. In order to comply with the California Air Resources Board’s (“CARB”) fuel efficiency regulations, we submitted a large fleet compliance plan to CARB on June 30, 2010, to install skirting on our dry van trailers by certain deadlines through 2016. We will continue monitoring our compliance with these CARB regulations.
Various provisions of the North American Free Trade Agreement (“NAFTA”) may alter the competitive environment for shipping into and out of Mexico. In July 2011, a portion of NAFTA was implemented allowing U.S. and Mexican carriers to travel beyond the border to transport cargo within one another's countries. We currently believe we are well prepared to respond to any changes that may result from this agreement. We conduct a substantial amount of business in international freight shipments to and from the United States and Mexico (see Note 10 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K), and we believe we are one of the largest truckload carriers in terms of freight volume shipped to and from the United States and Mexico.
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
Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. We believe that few other truckload carriers have greater financial resources, own more equipment or carry a larger volume of freight than us. We believe we are one of the largest carriers in the truckload transportation industry based on total operating revenues.
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
At times, the trucking industry has experienced driver shortages. Driver availability may be affected by changing workforce demographics, alternative employment opportunities (i.e., housing construction and manufacturing industries), national unemployment rates, freight market conditions, availability of financial aid for driver training schools and changing industry regulations. If such a shortage were to occur and additional driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases. Additionally, a shortage of drivers could result in idled equipment, which could affect our profitability.
Independent contractor availability may also be affected by both inflationary cost increases that are the responsibility of independent contractors and the availability of equipment financing. If a shortage of independent contractors occurs, additional increases in per mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain a sufficient number of drivers. This could negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.
Increases in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability.
To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
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
In the trucking industry, revenues generally follow a seasonal pattern which may affect our results of operations. After the December holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. Our operating expenses have historically been higher in the winter months because of cold temperatures and other adverse winter weather conditions which result in decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs. Revenue can also be affected by adverse weather conditions, holidays and the number of business days during a given period because revenue is directly related to the available working days of shippers.

We depend on key customers, the loss or financial failure of which may have a material adverse effect on our operations and profitability.
A significant portion of our revenue is generated from key customers. During 2014, our largest 5, 10 and 25 customers accounted for 25%, 41% and 60% of revenues, respectively. No single customer generated more than 10% of our revenues in 2014, and our largest customer accounted for 6% of our revenues in 2014. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Our contractual relationships with our Specialized Services customers are typically one to three years in length and may be terminated by either party upon 30 to 90 days’ notice following the expiration of the contract’s first year, and we review rates in these contracts annually. We cannot provide any assurance that key customer relationships will continue at the same levels. If a key customer substantially reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis, and review individual past-due balances and collection concerns. However, a key customer’s financial failure may negatively affect our results of operations.
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
In addition to direct regulation by DOT, EPA and other federal, state, and local agencies, we are subject to various environmental laws and regulations dealing with the handling of hazardous materials, aboveground and underground fuel storage tanks, discharge and retention of storm-water, and emissions from our vehicles. We operate in industrial areas, where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. We also maintain bulk fuel storage at several of our facilities. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. Tractors and trailers used in our daily operations have been affected by regulatory changes related to air emissions and fuel efficiency, and may be adversely affected in the future by new regulatory actions.
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
We have not received any written comments from SEC staff regarding our periodic or current reports that were issued 180 days or more preceding the end of our 2014 fiscal year and that remain unresolved.

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

We currently lease (i) small sales offices, brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico, Canada, China and Australia. We own (i) a 96-room motel located near our Omaha headquarters; (ii) a 71-room private driver lodging facility at our Dallas terminal; (iii) a warehouse facility in Omaha; and (iv) a terminal facility in Queretaro, Mexico, which we lease to a related party (see Note 9 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We also have 50% ownership in a 125,000 square-foot warehouse located near our headquarters in Omaha. The Fleet Truck Sales network currently has six locations, which are located in certain of our terminals listed above.

ITEM 3.	LEGAL PROCEEDINGS
We are a party subject to routine litigation incidental to our business, primarily involving claims for bodily injury, property damage, cargo and workers’ compensation incurred in the transportation of freight. We have maintained a self-insurance program with a qualified department of risk management professionals since 1988. These associates manage our bodily injury, property damage, cargo and workers’ compensation claims. An actuary reviews our undiscounted self-insurance reserves for bodily injury, property damage and workers’ compensation claims at year-end.
Since August 1, 2004, our self-insured retention ("SIR") and deductible amount for liability claims has been $2.0 million, plus administrative expenses, for each occurrence involving bodily injury or property damage. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. The following table reflects the SIR/deductible levels and aggregate amounts of liability for bodily injury and property damage claims since August 1, 2011:

Coverage Period	Primary Coverage	Primary Coverage SIR/Deductible
August 1, 2011 – July 31, 2012	$5.0 million	$2.0 million (1)
August 1, 2012 – July 31, 2014	$5.0 million	$2.0 million (1)
August 1, 2013 – July 31, 2014	$5.0 million	$2.0 million (1)
August 1, 2014 – July 31, 2015	$5.0 million	$2.0 million (1)

(1)	Subject to an additional $8.0 million aggregate in the $2.0 to $5.0 million layer.

Our primary insurance covers the range of liability under which we expect most claims to occur. If any liability claims are in excess of coverage amounts listed in the table above, such claims are covered under premium-based policies (issued by insurance companies) to coverage levels that our management considers adequate. For claims in excess of $5.0 million and less than $10.0 million, we are responsible for the first $5.0 million of claims in this layer. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage. See also Note 1 and Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.
We are responsible for workers’ compensation claims up to $1.0 million per claim and have premium-based insurance coverage for individual claims above $1.0 million. We also maintain a $32.6 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier.
Information regarding material pending legal proceedings is incorporated by reference from Note 5 and Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol “WERN”. The following table sets forth, for the quarters indicated from January 1, 2013 through December 31, 2014, (i) the high and low trade prices per share of our common stock quoted on the NASDAQ Global Select MarketSM and (ii) our dividends declared per common share.

	2014			2013
	High	Low	Dividends Declared Per Common Share	High	Low	Dividends Declared Per Common Share
Quarter Ended:
March 31	$26.87	$24.26	$0.05	$25.02	$22.02	$0.05
June 30	27.01	24.72	0.05	25.44	21.80	0.05
September 30	27.04	24.31	0.05	25.33	22.61	0.05
December 31	31.71	23.50	0.05	25.24	22.86	0.05

As of February 19, 2015, our common stock was held by 242 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low trade prices per share of our common stock in the NASDAQ Global Select MarketSM as of February 19, 2015 were $32.15 and $31.26, respectively.
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

320
300
280
260
240
220
200
180
160
140
120
100
80
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Werner Enterprises, Inc.
S&P 500
SIC Code 42 - Nasdaq Trucking Group

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Werner Enterprises, Inc. (WERN)	$100	$114	$122	$109	$125	$157
Standard & Poor’s 500	$100	$115	$117	$136	$180	$205
NASDAQ Trucking Group (SIC Code 42)	$100	$128	$136	$166	$239	$299
Assuming the investment of $100 on December 31, 2009, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and an index of other companies included in the trucking industry (NASDAQ Trucking Group – Standard Industrial Classification Code 42) over the same period. Our stock price was $31.15 as of December 31, 2014. This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2014.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of December 31, 2014, the Company had purchased 3,062,291 shares pursuant to this authorization and had 4,937,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during the fourth quarter of 2014 by either the Company or any “affiliated purchaser”, as defined by Rule 10b-18 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of Part II of this Form 10-K.

(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Operating revenues	$2,139,289	$2,029,183	$2,036,386	$2,002,850	$1,815,020
Net income	98,650	86,785	103,034	102,757	80,039
Diluted earnings per share	1.36	1.18	1.40	1.40	1.10
Cash dividends declared per share	0.20	0.20	1.70	0.70	1.80
Total assets	1,480,462	1,354,097	1,334,900	1,302,416	1,151,552
Total debt	75,000	40,000	90,000	—	—
Stockholders’ equity	833,860	772,519	714,897	725,147	668,975
Book value per share (1)	11.58	10.62	9.76	9.95	9.21
Return on average stockholders’ equity (2)	12.4%	11.7%	13.6%	14.5%	11.1%
Return on average total assets (3)	7.0%	6.5%	7.7%	8.3%	6.6%
Operating ratio (consolidated) (4)	92.5%	93.1%	91.6%	91.3%	92.6%

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:

•	Cautionary Note Regarding Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commercial Commitments

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Inflation
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for 2014 to 2013, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

	2014		2013		2012		Percentage Change in Dollar Amounts
(Amounts in thousands)	$	%	$	%	$	%	2014 to 2013 (%)	2013 to 2012 (%)
Operating revenues	$2,139,289	100.0	$2,029,183	100.0	$2,036,386	100.0	5.4	(0.4)

Operating expenses:
Salaries, wages and benefits	584,006	27.3	545,419	26.9	544,322	26.7	7.1	0.2
Fuel	346,058	16.2	371,789	18.3	401,417	19.7	(6.9)	(7.4)
Supplies and maintenance	188,437	8.8	179,172	8.8	172,505	8.5	5.2	3.9
Taxes and licenses	85,468	4.0	86,686	4.3	90,002	4.4	(1.4)	(3.7)
Insurance and claims	80,375	3.7	71,177	3.5	65,593	3.2	12.9	8.5
Depreciation	176,984	8.3	173,019	8.5	166,957	8.2	2.3	3.6
Rent and purchased transportation	498,782	23.3	456,885	22.5	420,480	20.7	9.2	8.7
Communications and utilities	14,220	0.7	13,506	0.7	13,745	0.7	5.3	(1.7)
Other	4,871	0.2	(8,196)	(0.4)	(10,079)	(0.5)	159.4	18.7
Total operating expenses	1,979,201	92.5	1,889,457	93.1	1,864,942	91.6	4.7	1.3

Operating income	160,088	7.5	139,726	6.9	171,444	8.4	14.6	(18.5)
Total other expense (income)	(1,686)	(0.1)	(1,985)	(0.1)	(1,722)	(0.1)	15.1	(15.3)
Income before income taxes	161,774	7.6	141,711	7.0	173,166	8.5	14.2	(18.2)
Income taxes	63,124	3.0	54,926	2.7	70,132	3.4	14.9	(21.7)
Net income	$98,650	4.6	$86,785	4.3	$103,034	5.1	13.7	(15.8)

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	2014		2013		2012
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$1,332,879		$1,287,656		$1,309,503
Trucking fuel surcharge revenues	349,763		354,616		376,104
Non-trucking and other operating revenues	19,495		15,582		13,742
Operating revenues	1,702,137	100.0	1,657,854	100.0	1,699,349	100.0
Operating expenses	1,549,145	91.0	1,538,257	92.8	1,546,207	91.0
Operating income	152,992	9.0	119,597	7.2	153,142	9.0

Truckload Transportation Services	2014	2013	2012
Operating ratio, net of fuel surcharge revenues (1)	88.7%	90.8%	88.4%
Average revenues per tractor per week (2)	$3,655	$3,457	$3,486
Average trip length in miles (loaded)	473	453	481
Average percentage of empty miles (3)	12.1%	12.5%	12.3%
Average tractors in service	7,013	7,162	7,225
Total trailers (at year end)	22,305	21,980	22,415
Total tractors (at year end):
Company	6,400	6,380	6,505
Independent contractor	650	670	645
Total tractors	7,050	7,050	7,150

(1)
Calculated as if fuel surcharge revenues are excluded from total revenues and instead reported as a reduction of operating expenses, which provides a more consistent basis for comparing results of operations from period to period.

(2)	Net of fuel surcharge revenues.

(3)	"Empty" refers to miles without trailer cargo.
The following tables set forth the VAS segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the VAS segment's shipments and average revenues (excluding logistics fee revenue) per shipment for the periods indicated.

	2014		2013		2012
Value Added Services (amounts in thousands)	$	%	$	%	$	%
Operating revenues	$390,645	100.0	$361,384	100.0	$324,155	100.0
Rent and purchased transportation expense	338,625	86.7	305,582	84.6	274,326	84.6
Gross margin	52,020	13.3	55,802	15.4	49,829	15.4
Other operating expenses	44,485	11.4	41,138	11.3	33,830	10.5
Operating income	$7,535	1.9	$14,664	4.1	$15,999	4.9

				Percentage Change
Value Added Services	2014	2013	2012	2014 to 2013	2013 to 2012
Total VAS shipments	285,153	277,430	265,411	2.8%	4.5%
Less: Non-committed shipments to Truckload segment	71,963	75,852	79,025	(5.1)%	(4.0)%
Net VAS shipments	213,190	201,578	186,386	5.8%	8.2%
Average revenue per shipment	$1,696	$1,627	$1,602	4.2%	1.6%

Average tractors in service	50	45	22
Total trailers (at year end)	1,670	1,725	965
Total tractors (at year end)	55	49	39
2014 Compared to 2013
Operating Revenues
Operating revenues increased 5.4% in 2014 compared to 2013. When comparing 2014 to 2013, the Truckload segment revenues increased $44.3 million, or 2.7%, and the VAS segment revenues increased $29.3 million, or 8.1%.
Within the Truckload segment, freight demand was strong in 2014. Freight demand (as measured by our daily morning ratio of loads available to trucks available in our One-Way Truckload network) showed consistent strength throughout the year, and we were overbooked (more available freight than available trucks at the beginning of each business day) nearly every week of 2014. The improved freight market dynamics began showing year-over-year improvement for Werner in mid-November 2013, and that favorable trend continued through 2014. A tight capacity market in 2014 combined with a gradually firming economy as 2014 progressed were the primary contributing factors. We believe that truck capacity is being challenged by an increasingly competitive driver market and heightened regulatory cost increases for truck ownership and compliance with safety regulations; thus, we expect this favorable demand trend relative to constrained supply will continue. Freight demand thus far in 2015 has been stronger than a normal first quarter and has followed typical seasonal patterns.
Trucking revenues, net of fuel surcharge, increased 3.5% in 2014 compared to 2013 due to a 5.7% increase in average revenues per tractor per week, net of fuel surcharge, partially offset by a 2.1% decrease in the average number of tractors in service. We continue to focus on securing driver friendly, highly productive freight and improved freight selection by using our proprietary freight optimization system, which enabled us to raise our average miles per truck by 2.7% and further reduce our empty miles percentage by 3.1% compared to 2013. Average revenues per total mile, net of fuel surcharge, increased 3.0% in 2014 compared to 2013. Several factors had a positive impact on our average revenues per tractor per week and profitability, while at the same time reduced the percentage increase in our revenue per total mile. Our average trip length increased by 4.4% in 2014 compared to 2013, and longer length of haul shipments generally have a lower rate per mile due to productivity benefits. Noting the improved freight market in 2014 compared to 2013, during 2014 we accepted less brokerage freight (in which rates are inclusive of fuel) and instead supported our customers with additional capacity priced with a base rate per mile and a fuel surcharge per mile. Finally, customer changes in fuel surcharge programs had a neutral impact on profitability but an adverse effect on revenue per total mile, net of fuel surcharge. A few large customers modified their fuel surcharge programs to "zero peg" in the past 12 months, which shifted revenues from base rates to fuel surcharges. A zero peg fuel surcharge program starts with a base fuel price per gallon (the minimum price for fuel, above which a customer pays fuel surcharge) of zero rather than a base fuel price per gallon more commonly ranging from $1.10 to $1.20.
We believe that we made good progress implementing sustainable rate increases with our customers during 2014. These efforts are on-going as we move forward in 2015 and work to recoup the cost increases associated with more expensive equipment, a shrinking supply of qualified drivers and an increasingly challenging regulatory environment.
The average number of tractors in service in the Truckload segment decreased 2.1% to 7,013 in 2014 from 7,162 in 2013, a decrease of 149 tractors. We ended 2014 with 7,050 tractors in the Truckload segment (3,690 in our Specialized Services unit and 3,360 in our One-Way Truckload unit). In mid-August 2014, we increased pay by varying percentage amounts for many drivers in certain fleets within our One-Way Truckload unit. After these driver pay changes, our driver and truck count recovered and increased from July 2014 levels. Additionally, over the last several months, we increased driver pay in multiple Dedicated fleets, most of which were funded by customer rate increases to ensure capacity. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 1.4% to $349.8 million in 2014 from $354.6 million in 2013 because of lower average fuel prices in 2014, which more than offset the impact of the less brokerage freight and zero peg fuel surcharge items described above and the effect of higher miles. If fuel prices remain at current levels following the significant decline that occurred in fourth quarter 2014, we expect fuel surcharge revenues (and total revenues) to be lower in 2015 than in 2014. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. In periods of rapidly rising fuel prices, our earnings have been negatively impacted by the lag effect that occurs because the cost of fuel rises immediately but the market indexes used to determine fuel surcharges increase at a slower pace and only once per week. During periods of rapidly declining fuel prices, we generally experience a temporary favorable earnings lag effect, since fuel costs decline at a faster pace than the market indexes used to determine fuel surcharges.
VAS revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS also recorded revenue and brokered freight expense of $2.9 million in 2014 and $4.5 million in 2013 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenues by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. VAS revenues increased 8.1% to $390.6 million in 2014 from $361.4 million in 2013. VAS gross margin dollars decreased 6.8% to $52.0 million in 2014 from $55.8 million in 2013, and other operating expenses increased $3.3 million or 8.1%. VAS results for 2014 (especially mid-year) were negatively impacted by lower gross margin percentages for contractual business due to rising third-party carrier costs in a tight capacity market as well as regional capacity issues related to the second quarter 2014 start-up of a large VAS customer. We addressed several customer pricing, contractual and operational issues within VAS in fourth quarter 2014 with the goal of gradually improving VAS financial performance in 2015.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 92.5% in 2014 compared to 93.1% in 2013. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $38.6 million or 7.1% in 2014 compared to 2013 and increased 0.4% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and non-driver salaries. When evaluated on a per-mile basis, driver and non-driver salaries, wages and benefits increased as well, which we attribute primarily to higher driver pay. In mid-August 2014, we increased pay by varying percentage amounts for many drivers within our One-Way Truckload unit. Additionally, over the last several months, we increased driver pay in multiple Dedicated fleets, most of which were funded by customer rate increases to ensure capacity. Non-driver salaries, wages and benefits in the non-trucking VAS segment decreased 0.3% in 2014 compared to 2013, and net VAS shipments managed by VAS personnel increased by 5.8%.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2014. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers' compensation insurance premiums for the policy year beginning April 2014 were similar to those for the previous policy year.
The driver recruiting and retention market was more challenging in 2014 compared to 2013. We hired 3.4% fewer drivers in 2014 compared to 2013, and the difficult driver market is making it challenging to achieve our truck goal for the Truckload segment. We believe that a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate and job competition from the housing construction and manufacturing industries were all contributing factors. Following our mid-August pay changes, our driver retention metrics improved. However, we expect that competition for drivers will remain high in the coming months. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $25.7 million or 6.9% in 2014 compared to 2013 and decreased 2.1% as a percentage of operating revenues due to (i) lower average diesel fuel prices and (ii) slightly improved miles per gallon ("mpg"). Average diesel fuel prices in 2014 were 19 cents per gallon lower than in 2013, a 6% decrease. These decreases were partially offset by higher company truck miles.
We continue to employ measures to improve our fuel mpg, including (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet including new trucks with EPA 2010 compliant engines, more aerodynamic truck features, idle reduction systems, tire inflation systems and trailer skirts to reduce our fuel gallons purchased. These measures resulted in an improvement in mpg in 2014 compared to 2013. However, fuel savings from the mpg improvement is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant capital investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as an EPA SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.
For the first eight weeks of 2015, the average diesel fuel price per gallon was approximately $1.33 lower than the average diesel fuel price per gallon in the same period of 2014 and approximately $1.35 lower than the average for first quarter 2014. If fuel prices remain at current levels following the significant decline that occurred in fourth quarter 2014, we expect fuel expenses (including the fuel component of our independent contractor costs) to be lower in 2015 than in 2014.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $9.3 million or 5.2% in 2014 compared to 2013 but did not change as a percentage of operating revenues. Driver advertising and other driver related expenses were higher in 2014 than in 2013. Increased over the road tractor and trailer maintenance also contributed to the increase in this expense category, some of which can be attributed to severe weather conditions in first quarter 2014.
Taxes and licenses decreased $1.2 million or 1.4% in 2014 compared to 2013 and decreased 0.3% as a percentage of operating revenues due to improvement in the company truck fuel mpg, despite driving more miles in 2014. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.
Insurance and claims increased $9.2 million or 12.9% in 2014 compared to 2013 and increased 0.2% as a percentage of operating revenues. The increase in 2014 compared to 2013 is primarily the result of an increase in the reserves for prior period claims (unfavorable development) related to large dollar liability claims. Higher expense on new smaller dollar liability claims was nearly offset by better development on small claims (favorable development in 2014 compared to unfavorable development in 2013). The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2014, and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. See Item 3 of Part I of this Form 10-K for information on our bodily injury and property damage coverage levels since August 1, 2011. Our liability and cargo insurance premiums for the policy year that began August 1, 2014, are slightly lower than premiums for the previous policy year on a per-mile basis.
Depreciation increased $4.0 million or 2.3% in 2014 compared to 2013 but decreased 0.2% as a percentage of operating revenues. This expense increase is due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold. In addition, the purchase of new trailers to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense. These increases were partially offset by lower depreciation on auxiliary power units that were sold with the older used trucks and not replaced.
Depreciation expense has been historically affected by a series of changes to engine emissions standards imposed by the EPA that became effective in October 2002, January 2007 and January 2010, resulting in increased truck purchase costs. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. In 2014, we continued to purchase trucks with 2010-standard engines to replace older trucks that we sold or traded, and as of December 31, 2014, nearly all of our company tractors had engines that comply with the 2010 emissions standards.
Rent and purchased transportation expense increased $41.9 million or 9.2% in 2014 compared to 2013 and increased 0.8% as a percentage of operating revenues. Rent and purchased transportation expense consists mainly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. VAS rent and purchased transportation expense increased $33.0 million and increased to 86.7% of VAS revenues in 2014 from 84.6% in 2013. This increase was due primarily to rising third-party carrier costs in a tight capacity market as well as regional capacity issues related to the second quarter 2014 start-up of a large VAS customer. We addressed several customer pricing, contractual and operational issues within VAS in fourth quarter 2014 with the goal of gradually improving VAS financial performance in 2015.
Rent and purchased transportation expense for the Truckload segment increased $5.3 million in 2014 compared to 2013. This increase is due primarily to higher third-party capacity provider costs for shipments delivered to or from Mexico because of volume increases and a higher average independent contractor pay per mile in 2014 compared to 2013. In mid-August, we increased the per-mile settlement rate for certain owner-operators. Independent contractor miles as a percentage of total miles were 12.1% in 2014 and 12.2% in 2013.
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
Communications and utilities increased $0.7 million or 5.3% in 2014 compared to 2013 but did not change as a percentage of operating revenues. The increase is due to using a new driver route navigation program and higher other communication costs.

Other operating expenses increased $13.1 million or 159.4% in 2014 compared to 2013 and increased 0.6% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $19.3 million in 2014 from $16.4 million in 2013, a $2.9 million increase. In 2014, we realized lower average gains per truck sold, higher average gains per trailer sold and sold more trucks and trailers than in 2013. We also realized $1.6 million in gains from the sale of real estate in 2014 compared to $1.8 million in 2013. Other operating expenses were higher in 2014 than in 2013.
Other Expense (Income)
Other expense (income) increased $0.3 million or 15.1% in 2014 compared to 2013 and did not change as a percentage of operating revenues. Interest expense was higher in 2014 compared to 2013 because we had a higher amount of average debt outstanding, and we entered into an interest rate swap agreement in September 2014 that effectively fixed our interest rate at 2.5%.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 39.0% for 2014 from 38.8% in 2013. The higher income tax rate is primarily attributed to a smaller amount of favorable tax adjustments for the remeasurement of uncertain tax positions in 2014 than in 2013, partially offset by the benefit of prior year state income tax refunds received in 2014.
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
Trucking fuel surcharge revenues decreased 5.7% to $354.6 million in 2013 from $376.1 million in 2012 because of lower average fuel prices and lower miles in 2013.
VAS revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS also recorded revenue and brokered freight expense of $4.5 million in 2013 and $3.2 million in 2012 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenues by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. VAS revenues increased 11.5% to $361.4 million in 2013 from $324.2 million in 2012, resulting from an increase in Brokerage and Intermodal shipments and a 1.6% increase in the average revenue per shipment. VAS gross margin dollars increased 12.0% to $55.8 million in 2013 from $49.8 million in 2012, and other operating expenses increased $7.3 million or 21.6%; these changes are partially attributed to Intermodal's development of its own drayage fleet, which had the effect of lowering rent and purchased transportation expense and increasing other operating expenses. The average number of tractors in service in the VAS segment (intermodal drayage trucks) increased by 23, from 22 in 2012 to 45 in 2013. The VAS gross margin percentage remained flat at 15.4% in 2013 and 2012 and was negatively impacted by higher third-party carrier rates as capacity tightened and competition increased in the second half of 2013. As a result, VAS operating income decreased 8.3% to $14.7 million in 2013 from $16.0 million in 2012.
Operating Expenses
Our operating ratio was 93.1% in 2013 compared to 91.6% in 2012. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
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
The driver recruiting and retention market was more challenging in 2013 compared to 2012. We believe that a declining number of, and increased competition for, driver training school graduates, a declining national unemployment rate and increased job competition from the strengthening housing construction and hydraulic fracturing industries were all contributing factors. We hired 0.2% fewer drivers in 2013 compared to 2012.
Fuel decreased $29.6 million or 7.4% in 2013 compared to 2012 and decreased 1.4% as a percentage of operating revenues due to (i) fewer miles, (ii) slightly improved mpg, (iii) a shift from this expense category to rent and purchased transportation expense because of the increase in independent contractor miles as a percentage of total miles and (iv) lower average diesel fuel prices. Average diesel fuel prices in 2013 were 7 cents per gallon lower than in 2012, a 2% decrease.
During 2013, we continued to employ fuel-saving measures and invest in fuel saving equipment solutions, which were also intended to lessen environmental impact. These measures resulted in an improvement in mpg in 2013 compared to 2012. However, fuel savings from the mpg improvement is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid.
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
Insurance and claims increased $5.6 million or 8.5% in 2013 compared to 2012 and increased 0.3% as a percentage of operating revenues. The increase is primarily the result of an increase in the reserves for prior period claims (unfavorable development) and higher expense on new claims, both of which related primarily to smaller dollar liability claims. The increases were partially offset by a lower amount of unfavorable development on large claims. We renewed our liability insurance policies on August 1, 2013, and continued to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. Our liability and cargo insurance premiums for the policy year that began August 1, 2013, are slightly higher than premiums for the previous policy year on a per mile basis.

Depreciation increased $6.1 million or 3.6% in 2013 compared to 2012 and increased 0.3% as a percentage of operating revenues. This increase is due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold. In 2013, we continued to purchase trucks with 2010-standard engines to replace older trucks that we sold or traded, and as of December 31, 2013, over 76% of our company tractors had engines that comply with the 2010 emissions standards. Depreciation expense increased in 2013 due to higher prices for these new trucks. In addition, the purchase of new trailers to replace older used trailers which are fully depreciated also contributed to the increase in depreciation expense. These increases were partially offset by lower depreciation on auxiliary power units that were sold with the older used trucks and not replaced.
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
Income Taxes
Our effective income tax rate decreased to 38.8% for 2013 from 40.5% in 2012. The lower income tax rate is primarily attributed to favorable tax adjustments for the remeasurement of uncertain tax positions.
Liquidity and Capital Resources:

During the year ended December 31, 2014, we generated cash flow from operations of $206.6 million, an 11.1% decrease ($25.9 million), compared to the year ended December 31, 2013. This decrease in net cash provided by operating activities is attributed primarily to a $14.6 million decrease in cash flows related to accounts receivable and a $10.8 million increase in income tax payments. Cash flow from operations decreased $22.6 million in 2013 from 2012, or 8.9%. This decrease is attributed primarily to a $16.2 million decrease in net income and $19.3 million decrease in working capital items, namely accounts receivable ($28.1 million decrease) and other current assets ($14.2 million decrease), partially offset by accounts payable ($23.0 million increase). We were able to make net capital expenditures, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our existing credit facilities.
Net cash used in investing activities increased by $63.2 million to $203.5 million in 2014 from $140.3 million in 2013 and decreased by $76.5 million in 2013 from 2012. Net property additions (primarily revenue equipment) were $212.3 million for the year ended December 31, 2014 compared to $151.9 million during the same period of 2013 and $224.9 million during 2012. The increase between 2014 and 2013 occurred because we increased our capital expenditures in the second half of 2014 to lower the average age of our truck fleet, which we reduced from 2.4 years to 2.2 years. The decrease between 2013 and 2012 occurred because our purchases of new trucks and trailers, net of dispositions, were lower in the 2013 period than in the 2012 period. As of December 31, 2014, we were committed to property and equipment purchases of approximately $131.0 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2015 to be in the range of $275 million to $325 million, which we expect will enable us to further reduce the average age of our truck fleet to under two years. We intend to fund these net capital expenditures in 2015 through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities used $3.7 million in 2014, $83.5 million in 2013 and $35.6 million in 2012. During the year ended December 31, 2014, our borrowings totaled $85.0 million, and we repaid $50.0 million of debt. Our outstanding debt at December 31, 2014 totaled $75.0 million. During 2013, we borrowed $10.0 million and repaid $60.0 million, and in 2012 we borrowed $250.0 million and repaid $160.0 million. We paid quarterly dividends of $14.4 million in 2014 and $14.6 million in 2013. Our dividend payments in 2012 totaled $124.4 million and included a special dividend of $1.50 per share ($109.8 million total) paid in December 2012. Financing activities for the year ended December 31, 2014, also included common stock repurchases of 1,200,000 shares at a cost of $30.6 million, compared to $20.1 million in 2013 (821,091 shares). From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends on stock market conditions and other factors. As of December 31, 2014, the Company had purchased 3,062,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,937,709 shares remaining available for repurchase.
Management believes our financial position at December 31, 2014 is strong. As of December 31, 2014, we had $22.6 million of cash and cash equivalents and $833.9 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. On September 15, 2014, we amended our existing credit agreement with Wells Fargo Bank, N.A., to add an unsecured five-year term commitment not to exceed a principal amount of $75.0 million, which increased our total borrowing capacity with Wells Fargo from $175.0 million to $250.0 million. As of December 31, 2014, we had a total of $325.0 million of credit pursuant to two credit facilities, of which we had borrowed $75.0 million. The remaining $250.0 million of credit available under these facilities is reduced by the $32.7 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.
Contractual Obligations and Commercial Commitments:
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2014.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year (2015)	1-3 years (2016-2017)	3-5 years (2018-2019)	More than 5 years (After 2019)	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$8.6	$—	$—	$—	$—	$8.6
Long-term debt, including current maturities	75.0	—	—	75.0	—	—
Interest payments on debt	8.9	1.9	3.8	3.2		—
Property and equipment purchase commitments	131.0	131.0	—	—	—	—
Operating leases	0.6	0.6	—	—	—	—
Total contractual cash obligations	$224.1	$133.5	$3.8	$78.2	$—	$8.6
Other Commercial Commitments
Unused lines of credit	$217.3	$—	$217.3	$—	$—	$—
Stand-by letters of credit	32.7	32.7	—	—	—	—
Total commercial commitments	$250.0	$32.7	$217.3	$—	$—	$—
Total obligations	$474.1	$166.2	$221.1	$78.2	$—	$8.6
We have unsecured committed credit facilities with two banks. On September 15, 2014, we entered into an amendment to our existing credit agreement with Wells Fargo Bank, N.A. The amended agreement includes a $175.0 million four-year credit facility which will expire on May 31, 2016, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We borrowed $75.0 million under the term note on September 15, 2014, and repaid the $40.0 million that was outstanding under the credit facility. We also have a $75.0 million five-year credit facility with BMO Harris Bank N.A. which will expire May 31, 2017. Borrowings under the credit facilities and term note bear variable interest (0.76% at December 31, 2014) based on the London Interbank Offered Rate (“LIBOR”), with interest on the five-year term note effectively fixed at 2.5% with an interest rate swap agreement. Interest payments on debt are based on the debt balance and interest rate at December 31, 2014. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of December 31, 2014, we had recorded an $8.6 million liability for unrecognized tax benefits. We are unable to reasonably determine when the $8.6 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at December 31, 2014 was approximately $0.6 million.
Critical Accounting Policies and Estimates:
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the (i) reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) reported amounts of revenues and expenses during the reporting period. We evaluate these estimates on an ongoing basis as events and circumstances change, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Actual results could differ from those estimates and may significantly impact our results of operations from period to period. It is also possible that materially different amounts would be reported if we used different estimates or assumptions.
The most critical accounting policies and estimates that require us to make significant judgments and estimates and affect our financial statements include the following:

•
Depreciation and impairment of tractors and trailers. We operate a significant number of tractors and trailers in connection with our business and must select estimated useful lives and salvage values for calculating depreciation. Depreciable lives of tractors and trailers range from 80 months to 12 years. Estimates of salvage value at the expected date of trade-in or sale are based on the expected market values of equipment at the time of disposal. We consider our experience with similar assets, conditions in the used revenue equipment market and operational information such as average annual miles. We believe that these methods properly spread the costs over the useful life of the assets. We continually monitor the adequacy of the lives and salvage values used in calculating depreciation expense and adjust these assumptions appropriately when warranted. We review our long-lived assets for impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable and the carrying amount exceeds its fair value.

•
Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation. The insurance and claims accruals (current and non-current) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. An actuary reviews our undiscounted self-insurance reserves for bodily injury and property damage claims and workers’ compensation claims at year-end. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim.

•
Accounting for income taxes. Significant management judgment is required to determine (i) the provision for income taxes, (ii) whether deferred income taxes will be realized in full or in part and (iii) the liability for unrecognized tax benefits related to uncertain tax positions. Deferred income tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed necessary due to our profitable operations. Accordingly, if facts or financial circumstances change and consequently impact the likelihood of realizing the deferred income tax assets, we would need to apply management’s judgment to determine the amount of valuation allowance required in any given period. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. However, should our positions be challenged, different outcomes could result and have a significant impact on our results of operations.

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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of December 31, 2014, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $3.6 million in 2014 and $0.5 million in 2013, and gains were $1.0 million in 2012 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 14.72 Pesos to $1.00 at December 31, 2014 compared to 13.08 Pesos to $1.00 at December 31, 2013 and 13.01 Pesos to $1.00 at December 31, 2012.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75.0 million of debt outstanding at December 31, 2014, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of December 31, 2014, we had one effective interest rate swap agreement with a notional amount of $75.0 million to reduce our exposure to interest rate increases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Werner Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Werner Enterprises, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
Omaha, Nebraska
February 25, 2015

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Operating revenues	$2,139,289	$2,029,183	$2,036,386
Operating expenses:
Salaries, wages and benefits	584,006	545,419	544,322
Fuel	346,058	371,789	401,417
Supplies and maintenance	188,437	179,172	172,505
Taxes and licenses	85,468	86,686	90,002
Insurance and claims	80,375	71,177	65,593
Depreciation	176,984	173,019	166,957
Rent and purchased transportation	498,782	456,885	420,480
Communications and utilities	14,220	13,506	13,745
Other	4,871	(8,196)	(10,079)
Total operating expenses	1,979,201	1,889,457	1,864,942
Operating income	160,088	139,726	171,444
Other expense (income):
Interest expense	881	454	288
Interest income	(2,538)	(2,269)	(1,837)
Other	(29)	(170)	(173)
Total other income	(1,686)	(1,985)	(1,722)
Income before income taxes	161,774	141,711	173,166
Income taxes	63,124	54,926	70,132
Net income	$98,650	$86,785	$103,034
Earnings per share:
Basic	$1.37	$1.19	$1.41
Diluted	$1.36	$1.18	$1.40
Weighted-average common shares outstanding:
Basic	72,122	72,866	72,909
Diluted	72,738	73,428	73,453
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net income	$98,650	$86,785	$103,034
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,564)	(475)	1,014
Change in fair value of interest rate swap	(1,180)	—	—
Other comprehensive income (loss)	(4,744)	(475)	1,014
Comprehensive income	$93,906	$86,310	$104,048
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$22,604	$23,678
Accounts receivable, trade, less allowance of $10,017 and $9,939, respectively	266,727	231,647
Other receivables	20,316	10,769
Inventories and supplies	17,824	15,743
Prepaid taxes, licenses and permits	14,914	15,064
Current deferred income taxes	34,066	25,315
Income taxes receivable	23,435	3,346
Other current assets	26,458	24,099
Total current assets	426,344	349,661
Property and equipment, at cost:
Land	32,213	31,445
Buildings and improvements	130,618	132,023
Revenue equipment	1,413,178	1,364,064
Service equipment and other	210,220	200,205
Total property and equipment	1,786,229	1,727,737
Less – accumulated depreciation	772,447	750,219
Property and equipment, net	1,013,782	977,518
Other non-current assets	40,336	26,918
Total assets	$1,480,462	$1,354,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,827	$66,678
Insurance and claims accruals	73,814	59,811
Accrued payroll	28,121	22,785
Other current liabilities	19,768	18,457
Total current liabilities	186,530	167,731
Long-term debt, net of current portion	75,000	40,000
Other long-term liabilities	20,021	14,710
Insurance and claims accruals, net of current portion	123,445	131,900
Deferred income taxes	241,606	227,237
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,038,368 and 72,713,920 shares outstanding, respectively	805	805
Paid-in capital	101,803	98,534
Retained earnings	915,085	830,842
Accumulated other comprehensive loss	(9,375)	(4,631)
Treasury stock, at cost; 8,495,168 and 7,819,616 shares, respectively	(174,458)	(153,031)
Total stockholders’ equity	833,860	772,519
Total liabilities and stockholders’ equity	$1,480,462	$1,354,097
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$98,650	$86,785	$103,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	176,984	173,019	166,957
Deferred income taxes	5,038	(8,389)	(9,068)
Gain on disposal of property and equipment	(19,260)	(16,408)	(20,533)
Non-cash equity compensation	6,070	4,809	4,602
Insurance and claims accruals, net of current portion	(8,455)	6,400	4,250
Other	1,107	(541)	(237)
Changes in certain working capital items:
Accounts receivable, net	(35,080)	(20,514)	7,579
Other current assets	(25,926)	3,398	17,581
Accounts payable	(1,497)	2,793	(20,172)
Other current liabilities	8,934	1,105	1,103
Net cash provided by operating activities	206,565	232,457	255,096
Cash flows from investing activities:
Additions to property and equipment	(296,649)	(211,329)	(284,942)
Retirements of property and equipment	84,355	59,413	60,015
Decrease in notes receivable	14,390	10,679	8,122
Other	(5,583)	979	—
Net cash used in investing activities	(203,487)	(140,258)	(216,805)
Cash flows from financing activities:
Repayments of short-term debt	(10,000)	(20,000)	(160,000)
Proceeds from issuance of short-term debt	10,000	—	180,000
Repayments of long-term debt	(40,000)	(40,000)	—
Proceeds from issuance of long-term debt	75,000	10,000	70,000
Change in net checks issued in excess of cash balances	—	—	(6,671)
Dividends on common stock	(14,440)	(14,587)	(124,391)
Repurchases of common stock	(30,587)	(20,060)	—
Tax withholding related to net share settlements of restricted stock awards	(1,977)	(1,804)	(674)
Stock options exercised	7,012	2,548	6,035
Excess tax benefits from equity compensation	1,324	379	150
Net cash used in financing activities	(3,668)	(83,524)	(35,551)
Effect of exchange rate fluctuations on cash	(484)	(425)	276
Net increase (decrease) in cash and cash equivalents	(1,074)	8,250	3,016
Cash and cash equivalents, beginning of period	23,678	15,428	12,412
Cash and cash equivalents, end of period	$22,604	$23,678	$15,428
Supplemental disclosures of cash flow information:
Interest paid	$820	$466	$245
Income taxes paid	76,849	66,032	67,968
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$14,385	$17,110	$10,564
Issuance of notes payable	6,233	—	—
Change in fair value of interest rate swap	(1,180)	—	—
Property and equipment acquired included in accounts payable	2,067	5,403	109
Property and equipment disposed included in other receivables	—	434	311
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2011	$805	$94,396	$779,994	$(5,170)	$(144,878)	$725,147
Comprehensive income	—	—	103,034	1,014	—	104,048
Dividends on common stock ($1.70 per share)	—	—	(124,411)	—	—	(124,411)
Equity compensation activity, 399,022 shares, including excess tax benefits	—	(1,541)	—	—	7,052	5,511
Non-cash equity compensation expense	—	4,602	—	—	—	4,602
BALANCE, December 31, 2012	805	97,457	758,617	(4,156)	(137,826)	714,897
Comprehensive income	—	—	86,785	(475)	—	86,310
Purchases of 821,091 shares of common stock	—	—	—	—	(20,060)	(20,060)
Dividends on common stock ($0.20 per share)	—	—	(14,560)	—	—	(14,560)
Equity compensation activity, 288,413 shares, including excess tax benefits	—	(3,732)	—	—	4,855	1,123
Non-cash equity compensation expense	—	4,809	—	—	—	4,809
BALANCE, December 31, 2013	805	98,534	830,842	(4,631)	(153,031)	772,519
Comprehensive income	—	—	98,650	(4,744)	—	93,906
Purchases of 1,200,000 shares of common stock	—	—	—	—	(30,587)	(30,587)
Dividends on common stock ($0.20 per share)	—	—	(14,407)	—	—	(14,407)
Equity compensation activity, 524,448 shares, including excess tax benefits	—	(2,801)	—	—	9,160	6,359
Non-cash equity compensation expense	—	6,070	—	—	—	6,070
BALANCE, December 31, 2014	$805	$101,803	$915,085	$(9,375)	$(174,458)	$833,860
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Werner Enterprises, Inc. (the “Company”) is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. For the year ended December 31, 2014, our ten largest customers comprised 41% of our revenues. For the years ended December 31, 2013 and 2012, our ten largest customers comprised 40% of our revenues. No single customer generated more than 10% of the Company’s total revenues in 2014, 2013, and 2012.
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Werner Enterprises, Inc. and our majority-owned subsidiaries. All significant intercompany accounts and transactions relating to these majority-owned entities have been eliminated.
Use of Management Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) reported amounts of revenues and expenses during the reporting period. The most significant estimates that affect our financial statements include the useful lives and salvage values of property and equipment, accrued liabilities for insurance and claims, estimates for incomes taxes and the allowance for doubtful accounts. Actual results could differ from those estimates.
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
Insurance and Claims Accruals: Insurance and claims accruals (both current and non-current) reflect the estimated cost (including estimated loss development and loss adjustment expenses) for (i) cargo loss and damage, (ii) bodily injury and property damage, (iii) group health and (iv) workers’ compensation claims not covered by insurance. The costs for cargo, bodily injury and property damage insurance and claims are included in insurance and claims expense in the Consolidated Statements of Income; the costs of group health and workers’ compensation claims are included in salaries, wages and benefits expense. The insurance and claims accruals are recorded at the estimated ultimate payment amounts. Such insurance and claims accruals are based upon individual case estimates (including negative development) and estimates of incurred-but-not-reported losses using loss development factors based upon past experience. Actual costs related to insurance and claims have not differed materially from estimated accrued amounts for all years presented. An actuary reviews our undiscounted self-insurance reserves for bodily injury and property damage claims and workers’ compensation claims at year-end.
For the years ended December 31, 2014, 2013, and 2012 our self-insured retention ("SIR") and deductible amount for liability claims is $2.0 million plus administrative expenses, for each occurrence involving bodily injury or property damage. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. Liability claims in excess of these aggregates are covered under premium-based policies (issued by insurance companies) to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage.
Our SIR for workers’ compensation claims is $1.0 million per claim, with premium-based insurance coverage for claims exceeding this amount. We also maintain a $32.6 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier.
Under these insurance arrangements, we maintained $32.7 million in letters of credit as of December 31, 2014.
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
Derivative Financial Instrument: We manage our interest rate risk through an interest rate swap. The derivative financial instrument is recognized in the Consolidated Balance Sheets at fair value. The effect on earnings from recognizing the fair value of this derivative financial instrument depends on its intended use, its hedge designation, and its effectiveness in offsetting changes in the fair value of the exposure it is hedging. Changes in the fair value of the instrument designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported currently in earnings along with changes in the fair values of the hedged items. Changes in the effective portion of the fair value of the instrument used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions is reported in equity as a component of accumulated other comprehensive income (loss), net of income tax effects. Amounts in accumulated other comprehensive income (loss) are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Amounts reported in earnings are classified consistent with the item being hedged.
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

	Years Ended December 31,
	2014	2013	2012
Net income	$98,650	$86,785	$103,034
Weighted average common shares outstanding	72,122	72,866	72,909
Dilutive effect of stock-based awards	616	562	544
Shares used in computing diluted earnings per share	72,738	73,428	73,453
Basic earnings per share	$1.37	$1.19	$1.41
Diluted earnings per share	$1.36	$1.18	$1.40

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
Equity Compensation: We have an equity compensation plan that provides for grants of non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to our associates and directors. We apply the fair value method of accounting for equity compensation awards. Issuances of stock upon an exercise of stock options or vesting of restricted stock are made from treasury stock; shares reacquired to satisfy tax withholding obligations upon vesting of restricted stock are recorded as treasury stock. Grants of stock options, restricted stock, and performance awards vest in increments, and we recognize compensation expense over the requisite service period of each award. We accrue compensation expense for performance awards for the estimated number of shares expected to be issued using the most current information available at the date of the financial statements. If the performance objectives are not met, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the year ended December 31, 2014, comprehensive income consists of net income, foreign currency translation adjustments and change in fair value of interest rate swap. For the years ended December 31, 2013 and 2012, comprehensive income consists of net income and foreign currency translation adjustments.
New Accounting Pronouncements Adopted: We did not adopt any new accounting standards during 2014.
Accounting Standards Updates Not Yet Effective: On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. Management has not yet selected a transition method nor has it determined the effect of the standard on our ongoing financial reporting.

(2)CREDIT FACILITIES
As of December 31, 2014, we have unsecured committed credit facilities with two banks. On September 15, 2014, we entered into an amendment to our existing credit agreements with Wells Fargo Bank, N.A. The amended agreement includes a $175.0 million credit facility which will expire on May 31, 2016 and a $75.0 million term commitment with principal due and payable on September 15, 2019. We borrowed $75.0 million under the term note, and repaid the $40.0 million that was outstanding under the credit facility on September 15, 2014. We also have a $75.0 million credit facility with BMO Harris Bank N.A. which will expire on May 31, 2017. Borrowings under these credit facilities and term note bear variable interest (0.76% at December 31, 2014) based on the London Interbank Offered Rate (“LIBOR”), with interest on the five-year term note effectively fixed at 2.5% with an interest rate swap agreement.
As of December 31, 2014 and 2013, we had $75.0 million and $40.0 million outstanding under these credit facilities with banks, respectively. The $325.0 million of credit available under these facilities is further reduced by $32.7 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At December 31, 2014, we were in compliance with these covenants.
At December 31, 2014, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2015	$—
2016	—
2017	—
2018	—
2019	75,000
Total	$75,000
The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(3) NOTES RECEIVABLE
Notes receivable are included in other current assets and other non-current assets in the Consolidated Balance Sheets. At December 31, notes receivable consisted of the following (in thousands):

	December 31,
	2014	2013
Independent contractor notes receivable	$19,021	$18,475
Other notes receivable	6,780	7,331
	25,801	25,806
Less current portion	8,464	8,895
Notes receivable – non-current	$17,337	$16,911
We provide financing to some individuals who want to become independent contractors by purchasing a tractor from us and leasing their services to us. At December 31, 2014, we had 472 notes receivable from these independent contractors and at December 31, 2013, we had 466 such notes receivable. We maintain a primary security interest in the tractor until the independent contractor pays the note balance in full.

(4) LEASES
In 2011, we entered into leases of certain tractors under operating leases which expire in 2015. Rental expense for these leases is included in rent and purchased transportation expense within the Consolidated Statements of Income. At December 31, 2014, the future minimum lease payments under non-cancelable revenue equipment operating leases are as follows (in thousands):

2015	$578
Total	$578
Rental expense under these non-cancelable revenue equipment operating leases for the years ended December 31, 2014, 2013, and 2012 was as follows (in thousands):

2014	$1,565
2013	1,593
2012	1,620

(5) INCOME TAXES
Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$51,260	$55,227	$69,590
State	6,606	6,616	10,088
Foreign	220	1,472	(478)
	58,086	63,315	79,200
Deferred:
Federal	4,503	(9,668)	(8,630)
State	535	1,279	(438)
	5,038	(8,389)	(9,068)
Total income tax expense	$63,124	$54,926	$70,132
The effective income tax rate differs from the federal corporate tax rate of 35% in 2014, 2013 and 2012 as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Tax at statutory rate	$56,621	$49,599	$60,608
State income taxes, net of federal tax benefits	4,641	5,132	6,273
Non-deductible meals and entertainment	1,497	1,577	2,686
Income tax credits	(1,600)	(1,574)	(758)
Other, net	1,965	192	1,323
Total income tax expense	$63,124	$54,926	$70,132

At December 31, deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Insurance and claims accruals	$74,651	$76,596
Allowance for uncollectible accounts	8,260	5,672
Other	14,724	8,437
Gross deferred tax assets	97,635	90,705
Deferred tax liabilities:
Property and equipment	295,628	282,642
Prepaid expenses	6,913	6,906
Other	2,634	3,079
Gross deferred tax liabilities	305,175	292,627
Net deferred tax liability	$207,540	$201,922
These amounts are presented in the accompanying Consolidated Balance Sheets as of December 31 as follows (in thousands):

	December 31,
	2014	2013
Current deferred tax asset	$34,066	$25,315
Non-current deferred tax liability	241,606	227,237
Net deferred tax liability	$207,540	$201,922
We have not recorded a valuation allowance because we believe that all deferred tax assets are more likely than not to be realized as a result of our historical profitability, future taxable income and reversal of deferred tax liabilities.
We recognized a $37 thousand decrease in the net liability for unrecognized tax benefits for the year ended December 31, 2014 and a $1.8 million decrease for the year ended December 31, 2013. We accrued interest expense of $0.2 million during 2014 and $0.3 million during 2013, excluding from both years the reversal of accrued interest related to the adjustment of uncertain tax positions. If recognized, $5.5 million of unrecognized tax benefits as of December 31, 2014 and $5.5 million as of December 31, 2013 would impact our effective tax rate. Interest of $1.7 million as of December 31, 2014 and $1.7 million as of December 31, 2013 has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.
The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2014 and 2013 are shown below (in thousands).

	December 31,
	2014	2013
Unrecognized tax benefits, beginning balance	$8,644	$11,563
Gross increases – tax positions in prior period	244	286
Gross increases – current-period tax positions	745	742
Settlements	(1,050)	(3,947)
Unrecognized tax benefits, ending balance	$8,583	$8,644
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2011 through 2013 are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.
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

(6) DERIVATIVE FINANCIAL INSTRUMENT
In the normal course of business we are subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. We manage our risks for interest rate changes through use of an interest rate swap. At December 31, 2014, we had one interest rate swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a fair value loss of $1.2 million. The counterparty to this contract is a major financial institution. We are exposed to credit loss in the event of non-performance by the counterparty. We do not use derivative instruments for trading or speculative purposes and have no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Our objective in managing exposure to interest rate risk is to limit the impact on earnings and cash flow. The extent to which we use such instruments is dependent on our access to these contracts in the financial markets and its success using other methods.
Our outstanding derivative financial instrument is recognized as an other long-term liability in the Consolidated Balance Sheets at fair value. The interest rate swap is accounted for as a cash flow hedging instrument. At inception, we formally designated and documented the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the manner in which effectiveness of the hedge will be assessed. We formally assess, both at inception and at each reporting period thereafter, whether the derivative financial instrument is effective in offsetting changes in cash flows of the related underlying exposure. All changes in fair value of outstanding derivatives in cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Income upon release from comprehensive income is the same as that of the underlying exposure. Any ineffective portion of the change in fair value of the instruments is recognized immediately in earnings.
We discontinue the use of hedge accounting prospectively when (i) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (ii) the derivative instrument expires, is sold, terminated, or exercised; or (iii) designating the derivative instrument as a hedge is no longer appropriate.
Should we discontinue hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.
FASB ASC 815-10 requires companies to recognize the derivative instrument as an asset or a liability at fair value in the statement of financial position. Fair value of the derivative instrument is required to be measured under the FASB’s Fair Value Measurements and Disclosures guidance, which establishes a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The fair value of our interest rate swap is based on Level 2 inputs.

(7) EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS
Equity Plan
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the "Equity Plan"), approved by the Company's shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units ("restricted awards"), performance stock and units ("performance awards"), and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of December 31, 2014, there were 7,350,177 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of December 31, 2014, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $10.5 million and is expected to be recognized over a weighted average period of 2.5 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock options:
Pre-tax compensation expense	$116	$84	$379
Tax benefit	46	31	154
Stock option expense, net of tax	$70	$53	$225
Restricted awards:
Pre-tax compensation expense	$4,134	$4,727	$4,223
Tax benefit	1,622	1,831	1,710
Restricted stock expense, net of tax	$2,512	$2,896	$2,513
Performance awards:
Pre-tax compensation expense	$1,859	$—	$—
Tax benefit	724	—	—
Restricted stock expense, net of tax	$1,135	$—	$—
We do not have a formal policy for issuing shares upon an exercise of stock options or vesting of restricted stock. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2015.
Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.
The following table summarizes stock option activity for the year ended December 31, 2014:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	653	$17.85
Options granted	—	—
Options exercised	(398)	17.61
Options forfeited	(7)	20.07
Options expired	—	—
Outstanding at end of period	248	18.18	3.81	$3,223
Exercisable at end of period	201	17.71	3.38	$2,703
We did not grant any stock options during the years ended December 31, 2014, 2013 and 2012. The fair value of stock option grants is estimated using a Black-Scholes valuation model.
The total intrinsic value of stock options exercised was as follows (in thousands):

2014	$3,687
2013	896
2012	1,537

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
The following table summarizes restricted award activity for the year ended December 31, 2014:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	698	$21.04
Shares granted	140	29.54
Shares vested	(192)	20.88
Shares forfeited	(3)	23.12
Nonvested at end of period	643	22.92
We estimate the fair value of restricted awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. Cash settled restricted stock units are recorded as a liability within the Consolidated Balance Sheets and are adjusted to fair value each reporting period. The following table summarizes the number of restricted awards granted (in thousands) and the weighted-average assumptions used to calculate the present value of estimated future dividends:

	Years Ended December 31,
	2014	2013	2012
Number of shares granted	140	115	268
Dividends per share (quarterly amounts)	$0.05	$0.05	$0.05
Risk-free interest rate	1.6%	1.4%	0.7%
The total fair value of previously granted restricted awards vested during the years ended ended December 31, 2014, 2013, and 2012 was $5.8 million, $5.5 million, and $2.2 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees' tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations were recorded as treasury stock.
Performance Awards
In February 2014, we granted performance awards. Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. Performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions.
The following table summarizes performance award activity for the year ended December 31, 2014:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	—	$—
Shares granted	183	25.06
Shares vested	—	—
Shares forfeited	—	—
Nonvested at end of period	183	25.06

The 2014 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to earnings per share for the fiscal year ending December 31, 2014, as established by the Compensation Committee. The number of shares which are ultimately earned will range from 0 percent to 133 percent of the target number based on the level of attainment of the performance objectives. We estimate the fair value of performance awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. The following table summarizes the number of performance awards granted (in thousands) and the assumptions used to calculate the present value of estimated future dividends:

Year Ended December 31,
2014
Number of shares granted	183
Dividends per share (quarterly amounts)	$0.05
Risk-free interest rate	1.5%
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

2014	$188
2013	210
2012	204
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

2014	$1,812
2013	1,722
2012	1,612

Nonqualified Deferred Compensation Plan
The Executive Nonqualified Excess Plan (the “Excess Plan”) is our nonqualified deferred compensation plan for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. Beginning in 2010, participants were permitted to defer amounts from performance-based compensation. At December 31, 2014, there were 57 participants in the Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants’ accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation is included in other long-term liabilities in the Consolidated Balance Sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the Consolidated Balance Sheets.
The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2014	2013
Accumulated benefit obligation	$6,785	$5,773
Aggregate market value	6,055	5,186

(8) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $131.0 million at December 31, 2014.
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

(9) RELATED PARTY TRANSACTIONS
The Company leases land from a trust in which the Company’s principal stockholder is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which were $71,000 in 2014 and are recorded as expenses in the Consolidated Statements of Income. The Company has made leasehold improvements to the land totaling approximately $6.5 million for facilities used for business meetings and customer promotion.
The Company transacts business with TDR Transportes, S.A. de C.V. (“TDR”), a truckload carrier in the Republic of Mexico, for certain purchased transportation needs. The Company recorded operating revenues from TDR of approximately $4,623,000 in 2014, $4,141,000 in 2013 and $3,836,000 in 2012 related primarily to leasing revenue equipment and a terminal building. The Company recorded purchased transportation expense to TDR of approximately $651,000 in 2014, $603,000 in 2013 and $608,000 in 2012. The Company also sells used revenue equipment to this entity. These sales totaled $2,154,000 in 2014, $2,275,000 in 2013 and $1,551,000 in 2012, and the Company recognized net gains of $858,000 in 2014, $1,449,000 in 2013 and $823,000 in 2012. The Company had receivables from TDR, primarily related to the leases and revenue equipment sales, of $442,000 at December 31, 2014, $858,000 at December 31, 2013 and $2,105,000 at December 31, 2012.

(10) SEGMENT INFORMATION
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
We generate other revenues from transportation-related activities such as third-party equipment maintenance, equipment leasing and other business activities. None of these operations meets the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the tables below. “Corporate” includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. Inter-segment eliminations in the table below represent transactions between reporting segments that are eliminated in consolidation. VAS segment revenues for the year ended December 31, 2012 have been revised to conform with the current presentation.
The following table summarizes our segment information (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues
Truckload Transportation Services	$1,702,137	$1,657,854	$1,699,349
Value Added Services	390,645	361,384	324,155
Other	46,588	11,342	11,782
Corporate	2,803	3,081	4,322
Subtotal	2,142,173	2,033,661	2,039,608
Inter-segment eliminations	(2,884)	(4,478)	(3,222)
Total	$2,139,289	$2,029,183	$2,036,386

Operating Income
Truckload Transportation Services	$152,992	$119,597	$153,142
Value Added Services	7,535	14,664	15,999
Other	(3,991)	3,947	1,212
Corporate	3,552	1,518	1,091
Total	$160,088	$139,726	$171,444

Information about the geographic areas in which we conduct business is summarized below (in thousands) as of and for the years ended December 31, 2014, 2013 and 2012. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	2014	2013	2012
Revenues
United States	$1,857,624	$1,768,442	$1,772,179
Foreign countries
Mexico	187,124	172,009	172,016
Other	94,541	88,732	92,191
Total foreign countries	281,665	260,741	264,207
Total	$2,139,289	$2,029,183	$2,036,386

Long-lived Assets
United States	$989,815	$955,543	$979,798
Foreign countries
Mexico	23,734	21,654	13,659
Other	233	321	386
Total foreign countries	23,967	21,975	14,045
Total	$1,013,782	$977,518	$993,843
We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. No customer generated more than 10% of our total revenues for 2014, 2013 and 2012.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Operating revenues	$492,022	$542,120	$551,961	$553,186
Operating income	23,441	42,330	41,690	52,627
Net income	14,339	25,632	25,970	32,709
Basic earnings per share	0.20	0.36	0.36	0.45
Diluted earnings per share	0.20	0.35	0.36	0.45

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Operating revenues	$492,887	$506,648	$511,728	$517,920
Operating income	28,693	42,361	32,583	36,089
Net income	17,511	25,840	21,259	22,175
Basic earnings per share	0.24	0.35	0.29	0.31
Diluted earnings per share	0.24	0.35	0.29	0.30

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No disclosure under this item was required within the two most recent fiscal years ended December 31, 2014, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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
We have audited Werner Enterprises, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Werner Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Werner Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015, expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Omaha, Nebraska
February 25, 2015
Changes in Internal Control over Financial Reporting
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During fourth quarter 2014, no information was required to be disclosed in a report on Form 8-K, but not reported.

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
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2014, information about compensation plans under which our equity securities are authorized for issuance:

			Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,074,388 (1)	$18.18 (2)	7,350,177

(1)	Includes 819,913 shares to be issued upon vesting of outstanding restricted stock awards.

(2)	The weighted-average exercise price does not take into account the shares to be issued upon vesting of outstanding restricted stock awards, which have no exercise price.
We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2015.

WERNER ENTERPRISES, INC.

By:	/s/ Gregory L. Werner

Gregory L. Werner Vice Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Clarence L. Werner	Chairman Emeritus and Director	February 25, 2015
Clarence L. Werner

/s/ Gary L. Werner	Chairman and Director	February 25, 2015
Gary L. Werner

/s/ Gregory L. Werner	Vice Chairman, Chief Executive Officer	February 25, 2015
Gregory L. Werner	and Director (Principal Executive Officer)

/s/ Michael L. Steinbach	Director	February 25, 2015
Michael L. Steinbach

/s/ Kenneth M. Bird, Ed.D.	Director	February 25, 2015
Kenneth M. Bird, Ed.D.

/s/ Patrick J. Jung	Director	February 25, 2015
Patrick J. Jung

/s/ Duane K. Sather	Director	February 25, 2015
Duane K. Sather

/s/ Dwaine J. Peetz, Jr., M.D.	Director	February 25, 2015
Dwaine J. Peetz, Jr., M.D.

/s/ John J. Steele	Executive Vice President, Treasurer	February 25, 2015
John J. Steele	and Chief Financial Officer (Principal Financial Officer)

/s/ James L. Johnson	Executive Vice President, Chief Accounting Officer	February 25, 2015
James L. Johnson	and Corporate Secretary (Principal Accounting Officer)

SCHEDULE II
WERNER ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2014:
Allowance for doubtful accounts	$9,939	$206	$128	$10,017
Year ended December 31, 2013:
Allowance for doubtful accounts	$10,528	$15	$604	$9,939
Year ended December 31, 2012:
Allowance for doubtful accounts	$10,154	$478	$104	$10,528
See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

10.1	Werner Enterprises, Inc. Amended and Restated Equity Plan	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

10.2	Non-Employee Director Compensation	Filed herewith

10.3	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., as amended	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.4	Named Executive Officer Compensation	Filed herewith

10.5	Lease Agreement, as amended February 8, 2007, between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006

10.6	License Agreement, dated February 8, 2007 between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006

10.7	Form of Notice of Grant of Nonqualified Stock Option	Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 29, 2007

10.8	Form of Restricted Stock Award Agreement	Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 1, 2009

10.9	Form of Performance-Based Restricted Stock Award Agreement	Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 10, 2014

11	Statement Re: Computation of Per Share Earnings	See Note 1 (Common Stock and Earnings Per Share) in the Notes to Consolidated Financial Statements under Item 8 herein

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

Exhibit Number	Description	Incorporated by Reference to:

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith