Form 10-K/A
WERNER ENTERPRISES INC
filed 2015-03-17
CIK 793074

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Werner Enterprises, Inc. (“Werner”) Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2015. Werner is filing this Amendment No. 1 solely for the purpose of correcting the Five-Year Cumulative Total Return graph and accompanying data table under the heading “Performance Graph” in Item 5 of the Original Filing. The performance graph incorrectly reported the cumulative total return for Werner without consideration of dividends paid by Werner. As required by applicable SEC rules, the complete text of Item 5 of the Original Filing is restated in its entirety in this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Accordingly, this Amendment No. 1 does not include new Section 906 certifications.

Except as described in this Amendment No. 1, there have been no changes to any financial or other information contained in the Original Filing. This Amendment No. 1 continues to speak as of February 25, 2015, the date of the Original Filing, and we have not updated any disclosures to reflect subsequent events which occurred after that date, except as noted herein.

WERNER ENTERPRISES, INC.

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

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Werner Enterprises, Inc. (WERN)	$100	$124	$137	$132	$152	$194
Standard & Poor’s 500	$100	$115	$117	$136	$180	$205
NASDAQ Trucking Group (SIC Code 42)	$100	$128	$136	$166	$239	$299
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(3) The following documents are filed as exhibits to this Amendment No. 1.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2015.

WERNER ENTERPRISES, INC.

By:	/s/ James L. Johnson

James L. Johnson Executive Vice President, Chief Accounting Officer and Corporate Secretary (Principal Accounting Officer)

5