Form 10-Q
period 2015-03-31
WERNER ENTERPRISES INC
filed 2015-05-04
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, 71,881,151 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I
FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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
Operating results for the three-month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2014 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
	(Unaudited)
Operating revenues	$495,654	$492,022
Operating expenses:
Salaries, wages and benefits	151,465	134,713
Fuel	52,760	91,075
Supplies and maintenance	47,657	45,854
Taxes and licenses	21,080	20,832
Insurance and claims	22,047	20,206
Depreciation	45,720	43,123
Rent and purchased transportation	113,748	111,646
Communications and utilities	3,678	3,499
Other	(686)	(2,367)
Total operating expenses	457,469	468,581
Operating income	38,185	23,441
Other expense (income):
Interest expense	475	94
Interest income	(631)	(655)
Other	90	4
Total other income	(66)	(557)
Income before income taxes	38,251	23,998
Income taxes	15,109	9,659
Net income	$23,142	$14,339
Earnings per share:
Basic	$0.32	$0.20
Diluted	$0.32	$0.20
Dividends declared per share	$0.050	$0.050
Weighted-average common shares outstanding:
Basic	72,067	72,676
Diluted	72,542	73,169
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2015	2014
	(Unaudited)
Net income	$23,142	$14,339
Other comprehensive income (loss):
Foreign currency translation adjustments	(836)	10
Change in fair value of interest rate swap	(87)	—
Other comprehensive income (loss)	(923)	10
Comprehensive income	$22,219	$14,349
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,263	$22,604
Accounts receivable, trade, less allowance of $9,933 and $10,017, respectively	246,353	266,727
Other receivables	22,179	20,316
Inventories and supplies	17,490	17,824
Prepaid taxes, licenses and permits	11,325	14,914
Current deferred income taxes	36,048	34,066
Income taxes receivable	7,686	23,435
Other current assets	25,250	26,458
Total current assets	425,594	426,344
Property and equipment	1,820,703	1,786,229
Less – accumulated depreciation	770,417	772,447
Property and equipment, net	1,050,286	1,013,782
Other non-current assets	42,644	40,336
Total assets	$1,518,524	$1,480,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,565	$64,827
Insurance and claims accruals	73,625	73,814
Accrued payroll	31,827	28,121
Other current liabilities	20,233	19,768
Total current liabilities	198,250	186,530
Long-term debt, net of current portion	75,000	75,000
Other long-term liabilities	21,399	20,021
Insurance and claims accruals, net of current portion	128,845	123,445
Deferred income taxes	240,265	241,606
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,102,651 and 72,038,368 shares outstanding, respectively	805	805
Paid-in capital	102,967	101,803
Retained earnings	934,622	915,085
Accumulated other comprehensive loss	(10,298)	(9,375)
Treasury stock, at cost; 8,430,885 and 8,495,168 shares, respectively	(173,331)	(174,458)
Total stockholders’ equity	854,765	833,860
Total liabilities and stockholders’ equity	$1,518,524	$1,480,462
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$23,142	$14,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,720	43,123
Deferred income taxes	(2,286)	(6,294)
Gain on disposal of property and equipment	(5,504)	(4,647)
Non-cash equity compensation	1,770	1,304
Insurance and claims accruals, net of current portion	5,400	(1,200)
Other	(190)	203
Changes in certain working capital items:
Accounts receivable, net	20,374	(12,647)
Other current assets	19,361	(2,650)
Accounts payable	9,220	8,405
Other current liabilities	3,979	19,273
Net cash provided by operating activities	120,986	59,209
Cash flows from investing activities:
Additions to property and equipment	(108,735)	(30,864)
Proceeds from sales of property and equipment	23,870	14,818
Decrease in notes receivable	3,777	2,766
Net cash used in investing activities	(81,088)	(13,280)
Cash flows from financing activities:
Dividends on common stock	(3,602)	(3,636)
Repurchases of common stock	—	(12,880)
Tax withholding related to net share settlements of restricted stock awards	(368)	—
Stock options exercised	703	3,133
Excess tax benefits from equity compensation	186	218
Net cash used in financing activities	(3,081)	(13,165)
Effect of exchange rate fluctuations on cash	(158)	26
Net increase in cash and cash equivalents	36,659	32,790
Cash and cash equivalents, beginning of period	22,604	23,678
Cash and cash equivalents, end of period	$59,263	$56,468
Supplemental disclosures of cash flow information:
Interest paid	$482	$105
Income taxes paid	1,467	1,344
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$5,917	$3,452
Change in fair value of interest rate swap	87	—
Property and equipment acquired included in accounts payable	585	507
Property and equipment disposed included in other receivables	68	469
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Credit Facilities
As of March 31, 2015, we have unsecured committed credit facilities with two banks as well as a term commitment with one of these banks. We have with Wells Fargo Bank, N.A., a $175.0 million credit facility which will expire on May 31, 2016 and a $75.0 million term commitment with principal due and payable on September 15, 2019. On March 5, 2015, we replaced our existing $75.0 million credit agreement with BMO Harris Bank, N.A. with a new credit agreement. The new BMO Harris Bank agreement includes a $75.0 million credit facility which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest (0.7745% at March 31, 2015) based on the London Interbank Offered Rate (“LIBOR”), with interest on the term note effectively fixed at 2.5% with an interest rate swap agreement.
As of March 31, 2015, and December 31, 2014, our outstanding debt totaled $75.0 million. The $325.0 million of credit pursuant to these facilities is further reduced by $32.7 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At March 31, 2015, we were in compliance with these covenants.
At March 31, 2015, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2015	$—
2016	—
2017	—
2018	—
2019	75,000
Total	$75,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(2)	Income Taxes
For the three-month period ended March 31, 2015, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $59 thousand and $58 thousand during the three-month periods ended March 31, 2015 and March 31, 2014, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at March 31, 2015, is $8.8 million. If recognized, $5.7 million of unrecognized tax benefits would impact our effective tax rate. Interest of $1.7 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2011 through 2014 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(3)	Commitments and Contingencies
As of March 31, 2015, we have committed to property and equipment purchases of approximately $150.8 million.
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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2015	2014
Net income	$23,142	$14,339
Weighted average common shares outstanding	72,067	72,676
Dilutive effect of stock-based awards	475	493
Shares used in computing diluted earnings per share	72,542	73,169
Basic earnings per share	$0.32	$0.20
Diluted earnings per share	$0.32	$0.20
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
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the "Equity Plan"), approved by the Company's shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units ("restricted awards"), performance stock and units ("performance awards"), and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of March 31, 2015, there were 7,160,434 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of March 31, 2015, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $14.5 million and is expected to be recognized over a weighted average period of 2.6 years.
The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options:
Pre-tax compensation expense	$17	$30
Tax benefit	7	12
Stock option expense, net of tax	$10	$18
Restricted awards:
Pre-tax compensation expense	$1,017	$995
Tax benefit	402	401
Restricted award expense, net of tax	$615	$594
Performance awards:
Pre-tax compensation expense	$755	$286
Tax benefit	298	115
Performance award expense, net of tax	$457	$171
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
The following table summarizes stock option activity for the three months ended March 31, 2015:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	248	$18.18
Granted	—	—
Exercised	(40)	17.47
Forfeited	—	—
Expired	—	—
Outstanding at end of period	208	18.32	3.74	$2,726
Exercisable at end of period	161	17.77	3.25	$2,194
We did not grant any stock options during the three-month periods ended March 31, 2015 and March 31, 2014. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $0.6 million and $1.4 million for the three-month periods ended March 31, 2015 and March 31, 2014, respectively.
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
The following table summarizes restricted award activity for the three months ended March 31, 2015:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	643	$22.92
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at end of period	643	22.92
We did not grant any restricted awards during the three-month periods ended March 31, 2015 and March 31, 2014. We estimate the fair value of restricted awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. Cash settled restricted stock units are recorded as a liability within the Consolidated Balance Sheets and are adjusted to fair value each reporting period.
No restricted awards vested during the three-month periods ended March 31, 2015 and March 31, 2014. When restricted awards vest, we withhold shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees' tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.
Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions.
The following table summarizes performance award activity for the three months ended March 31, 2015:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	183	$25.06
Granted	202	28.79
Vested	(37)	25.06
Forfeited	—	—
Nonvested at end of period	348	27.22

We granted performance awards (in thousands) totaling 202 shares and 183 shares during the three-month periods ended March 31, 2015 and March 31, 2014, respectively. The performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to earnings per share for the fiscal year, as established by the Compensation Committee. The number of shares which are ultimately earned for the 2015 awards will range from 0 percent to 132 percent of the target number based on the level of attainment of the performance objectives and ranged from 0 percent to 133 percent for the 2014 awards. We estimate the fair value of performance awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.
The present value of estimated future dividends was calculated using the following assumptions:

	Three Months Ended March 31,
	2015	2014
Dividends per share (quarterly amounts)	$0.05	$0.05
Risk-free interest rate	1.6%	1.5%

During the three-month period ended March 31, 2015, the Compensation Committee determined that the 2014 fiscal year performance objectives were achieved at the target level and 182,813 shares of common stock were earned, subject to time-based vesting. The vesting date fair value of the performance awards vested during the three-month period ended March 31, 2015 was $1.1 million. We withheld shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for employees' tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.

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
The following table summarizes our segment information (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
Truckload Transportation Services	$390,563	$403,185
Value Added Services	90,860	85,154
Other	13,985	3,989
Corporate	521	558
Subtotal	495,929	492,886
Inter-segment eliminations	(275)	(864)
Total	$495,654	$492,022

Operating Income
Truckload Transportation Services	$35,842	$20,780
Value Added Services	2,449	1,855
Other	(445)	484
Corporate	339	322
Total	$38,185	$23,441

(7)	Derivative Financial Instrument

In the normal course of business we are subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. We manage our risks for interest rate changes through use of an interest rate swap. At March 31, 2015, we had one interest rate swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a fair value loss of $2.0 million. The counterparty to this contract is a major financial institution. We are exposed to credit loss in the event of non-performance by the counterparty. We do not use derivative instruments for trading or speculative purposes and have no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Our objective in managing exposure to interest rate risk is to limit the impact on earnings and cash flow. The extent to which we use such instruments is dependent on our access to these contracts in the financial markets and our success using other methods.

Our outstanding derivative financial instrument is recognized as an other long-term liability in the Consolidated Balance Sheets at fair value. The interest rate swap is accounted for as a cash flow hedging instrument. At inception, we formally designated and documented the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the manner in which effectiveness of the hedge will be assessed. We formally assesses, both at inception and at each reporting period thereafter, whether the derivative financial instrument is effective in offsetting changes in cash flows of the related underlying exposure. All changes in fair value of outstanding derivatives in cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Income upon release from comprehensive income is the same as that of the underlying exposure. Any ineffective portion of the change in fair value of the instruments is recognized immediately in earnings.

We discontinue the use of hedge accounting prospectively when (i) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (ii) the derivative instrument expires, is sold, terminated or exercised; or (iii) designating the derivative instrument as a hedge is no longer appropriate.

Should we discontinue hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income would be recognized immediately in earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commercial Commitments

•	Off-Balance Sheet Arrangements

•	Regulations

•	Critical Accounting Policies and Estimates

•	Accounting Standards
The MD&A should be read in conjunction with our 2014 Form 10-K.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2015 to first quarter 2014, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
We provide non-trucking services primarily through the four operating units within our VAS segment (Brokerage, Freight Management, Intermodal and Werner Global Logistics international). Unlike our Truckload segment, the VAS segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the VAS segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate the VAS segment's financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We generally do not have contracted long-term rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.

Results of Operations:
The following table sets forth the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,				Percentage Change in Dollar Amounts
	2015		2014		2015 to 2014
(Amounts in thousands)	$	%	$	%	%
Operating revenues	$495,654	100.0	$492,022	100.0	0.7%

Operating expenses:
Salaries, wages and benefits	151,465	30.6	134,713	27.4	12.4%
Fuel	52,760	10.6	91,075	18.5	(42.1)%
Supplies and maintenance	47,657	9.6	45,854	9.3	3.9%
Taxes and licenses	21,080	4.3	20,832	4.2	1.2%
Insurance and claims	22,047	4.4	20,206	4.1	9.1%
Depreciation	45,720	9.2	43,123	8.8	6.0%
Rent and purchased transportation	113,748	23.0	111,646	22.7	1.9%
Communications and utilities	3,678	0.7	3,499	0.7	5.1%
Other	(686)	(0.1)	(2,367)	(0.5)	71.0%
Total operating expenses	457,469	92.3	468,581	95.2	(2.4)%

Operating income	38,185	7.7	23,441	4.8	62.9%
Total other expense (income)	(66)	—	(557)	(0.1)	88.2%
Income before income taxes	38,251	7.7	23,998	4.9	59.4%
Income taxes	15,109	3.0	9,659	2.0	56.4%
Net income	$23,142	4.7	$14,339	2.9	61.4%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended March 31,
	2015		2014
Truckload Transportation Services (amounts in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$329,134		$311,522
Trucking fuel surcharge revenues	56,438		87,021
Non-trucking and other operating revenues	4,991		4,642
Operating revenues	390,563	100.0	403,185	100.0
Operating expenses	354,721	90.8	382,405	94.8
Operating income	$35,842	9.2	$20,780	5.2

	Three Months Ended March 31,
Truckload Transportation Services	2015	2014	% Change
Operating ratio, net of fuel surcharge revenues (1)	89.3%	93.4%
Average revenues per tractor per week (2)	$3,610	$3,422	5.5%
Average trip length in miles (loaded)	482	466	3.4%
Average percentage of empty miles (3)	12.15%	11.97%	1.5%
Average tractors in service	7,013	7,004	0.1%
Total trailers (at quarter end)	22,000	21,650
Total tractors (at quarter end):
Company	6,460	6,380
Independent contractor	650	700
Total tractors	7,110	7,080

(1)
Calculated as if fuel surcharge revenues are excluded from total revenues and instead reported as a reduction of operating expenses, which provides a more consistent basis for comparing results of operations from period to period.

(2)	Net of fuel surcharge revenues.

(3)	“Empty” refers to miles without trailer cargo.

The following tables set forth the VAS segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the VAS segment.

	Three Months Ended March 31,
	2015		2014
Value Added Services (amounts in thousands)	$	%	$	%
Operating revenues	$90,860	100.0	$85,154	100.0
Rent and purchased transportation expense	77,873	85.7	72,554	85.2
Gross margin	12,987	14.3	12,600	14.8
Other operating expenses	10,538	11.6	10,745	12.6
Operating income	$2,449	2.7	$1,855	2.2

	Three Months Ended March 31,
Value Added Services	2015	2014	% Change
Average tractors in service	50	47	6.4%
Total trailers (at quarter end)	1,805	1,930	(6.5)%
Total tractors (at quarter end)	50	45	11.1%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Operating Revenues
Operating revenues increased 0.7% for the three months ended March 31, 2015, compared to the same period of the prior year. When comparing first quarter 2015 to first quarter 2014, Truckload segment revenues decreased $12.6 million, or 3.1%, and VAS revenues increased $5.7 million, or 6.7%.
Within the Truckload segment, freight demand demonstrated consistent strength in first quarter 2015, resulting in one of the better first quarter freight markets in the last six years. Our average daily freight pre-books (as measured by our morning percentage of loads available to trucks available in our One-Way Truckload network, which includes medium-to-long-haul, Van, Expedited and short-haul Regional fleets) were stronger than a normal first quarter. Freight demand showed increasingly positive momentum throughout the quarter, consistent with normal seasonal trends. In first quarter 2014, there was widespread severe winter weather in the first two months of 2014 which caused significant freight disruption and weather-related costs. Once the weather improved in March 2014, there was an unusual spike in freight demand for several weeks resulting from clearing the backlog of freight shipments. Freight demand remained firm for the month of April 2015.
We believe a strengthening economy combined with constrained truck capacity is contributing to improved freight demand. Truck capacity is challenged by an extremely competitive driver recruiting market and heightened regulatory cost increases for truck ownership and safety; we expect this favorable trend for freight demand will continue.
Trucking revenues, net of fuel surcharge, increased 5.7% in first quarter 2015 compared to first quarter 2014 due to a 5.5% increase in average revenues per tractor per week, net of fuel surcharge, and a 0.1% increase in the average number of tractors in service. Continued focus on securing driver friendly, highly productive freight and improved freight selection using our proprietary freight optimization system enabled us to raise our average miles per truck by 2.0% compared to first quarter 2014. Average revenues per total mile, net of fuel surcharge, increased 3.5% in first quarter 2015 compared to first quarter 2014, noting that our average length of haul increased 3.4% over the same period.
We are making continued progress implementing sustainable rate increases with our customers. These efforts are ongoing as we move forward in 2015 and work to recoup the cost increases associated with more expensive equipment, a shrinking supply of qualified drivers and an increasingly challenging regulatory environment.
The average number of tractors in service in the Truckload segment increased 0.1% to 7,013 in first quarter 2015 from 7,004 in first quarter 2014. On the strength of improved driver recruiting and retention in March 2015, we ended first quarter 2015 with 7,110 tractors in the Truckload segment (3,680 in our Specialized Services unit and 3,430 in our One-Way Truckload unit), an increase of 60 trucks from the end of fourth quarter 2014. In mid-August 2014, we increased pay by varying percentage amounts for many drivers in certain fleets within our One-Way Truckload unit. After these driver pay changes, our driver and truck count increased from July 2014 levels. Additionally, over the last several months, we increased driver pay in multiple Dedicated fleets, most of which were funded by customer rate increases to ensure truck capacity. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 35.1% to $56.4 million in first quarter 2015 from $87.0 million in first quarter 2014 due to lower average fuel prices in the 2015 quarter. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
VAS revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS also recorded revenue and brokered freight expense of $0.3 million in first quarter 2015 and $0.9 million in first quarter 2014 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. VAS revenues increased 6.7% to $90.9 million in first quarter 2015 from $85.2 million in first quarter 2014. Our on-going efforts to address customer pricing, contractual and operational issues within

VAS are beginning to impact results. Although the VAS gross margin percentage of 14.3% in first quarter 2015 was lower than the gross margin percentage of 14.8% in first quarter 2014, it improved sequentially from the 13.6% gross margin percentage in fourth quarter 2014. VAS operating income percentage for first quarter 2015 of 2.7% was better than both the 2.2% for first quarter 2014 and the 2.4% for fourth quarter 2014.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 92.3% for the three months ended March 31, 2015, compared to 95.2% for the three months ended March 31, 2014. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 and 16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $16.8 million, or 12.4%, in first quarter 2015 compared to first quarter 2014 and increased 3.2% as a percentage of operating revenues to 30.6%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and non-driver salaries and payroll related fringe benefits, offset partially by lower health insurance expense which declined due to improved claims experience. When evaluated on a per-mile basis, driver and non-driver salaries, wages and benefits increased as well, which we primarily attribute to higher driver pay. In mid-August 2014, we increased pay by varying percentage amounts for many drivers within our One-Way Truckload unit. Additionally, over the last several months, we increased driver pay in multiple Dedicated fleets, most of which were funded by customer rate increases to ensure capacity. Non-driver salaries, wages and benefits in the non-trucking VAS segment decreased 4.4%.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2015. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2015 were similar to those for the previous policy year.
The driver recruiting market remained very challenging during first quarter 2015. Several difficult market factors persist including a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate, aging truck driver demographics and increased truck safety regulations. Beginning with the second half of 2014, many large truckload carriers, including Werner, increased driver pay rates per mile and achieved mileage productivity improvements. This led to lower driver turnover and a more competitive driver recruiting market. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $38.3 million or 42.1% in first quarter 2015 compared to first quarter 2014 and decreased 7.9% as a percentage of operating revenues due primarily to lower average diesel fuel prices. Average diesel fuel prices were $1.30 per gallon lower in first quarter 2015 than in first quarter 2014.
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
For April 2015, the average diesel fuel price per gallon was approximately $1.29 lower than the average diesel fuel price per gallon in the same period of 2014 and approximately $1.23 lower than in second quarter 2014.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $1.8 million or 3.9% in first quarter 2015 compared to first quarter 2014 and increased 0.3% as a percentage of operating revenues. Increased driver advertising and other driver related expenses and higher company driver miles in first quarter 2015 compared to first quarter 2014 were primarily responsible for the increase in supplies and maintenance. The average age of our company truck fleet was 2.1 years at the end of first quarter 2015, 2.5 years at the end of first quarter of 2014 and 2.2 years at the end of fourth quarter 2014.
Taxes and licenses increased $0.2 million or 1.2% in first quarter 2015 compared to first quarter 2014 and increased 0.1% as a percentage of operating revenues. The increase resulted from driving more miles in first quarter 2015 than in first quarter 2014.
Insurance and claims increased $1.8 million or 9.1% in first quarter 2015 compared to first quarter 2014 and increased 0.3% as a percentage of operating revenues. The increase in first quarter 2015 compared to first quarter 2014 was primarily the result of higher costs related to large dollar liability claims. We had better experience and lower expense on new smaller dollar liability claims in first quarter 2015 as a result of less severe winter weather conditions in the 2015 quarter than in the same period of 2014. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2014 and continued to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability and cargo insurance premiums for the policy year that began August 1, 2014 are slightly lower than premiums for the previous policy year on a per-mile basis.
Depreciation expense increased $2.6 million or 6.0% in first quarter 2015 compared to first quarter 2014 and increased 0.4% as a percentage of operating revenues. This increase was due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.
Depreciation expense has been historically affected by a series of changes to engine emissions standards imposed by the EPA that became effective in October 2002, January 2007 and January 2010, resulting in increased truck purchase costs. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. As of March 31, 2015, nearly all company trucks had engines that comply with the 2010 emissions standards.
Rent and purchased transportation expense increased $2.1 million or 1.9% in first quarter 2015 compared to first quarter 2014 and increased 0.3% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. VAS rent and purchased transportation expense increased $5.3 million and as a percentage of VAS revenues increased to 85.7% in first quarter 2015 from 85.2% in first quarter 2014. This increase was due primarily to higher third-party carrier costs in a tight capacity market.
Rent and purchased transportation for the Truckload segment decreased $4.2 million in first quarter 2015 compared to first quarter 2014. This decrease is due primarily to lower fuel prices that resulted in lower reimbursements to independent contractors for fuel and lower independent contractor miles in first quarter 2015 compared to first quarter 2014, offset partially by a higher average settlement rate per mile. In mid-August 2014, we increased the per-mile settlement rate for certain owner-operators. Independent contractor miles as a percentage of total miles were 11.8% in first quarter 2015 compared to 12.6% in first quarter 2014.
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
Communication and utilities increased $0.2 million or 5.1% in first quarter 2015 compared to first quarter 2014 but did not change as a percentage of operating revenues. This slight increase is primarily due to slightly higher communication costs in first quarter 2015 compared to first quarter 2014.
Other operating expenses increased $1.7 million in first quarter 2015 compared to first quarter 2014 and increased 0.4% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale).

Gains on sales of assets increased to $5.5 million in first quarter 2015 from $4.6 million in first quarter 2014. We sold more trucks and trailers in first quarter 2015 than in first quarter 2014, and we realized lower average gains per truck but higher average gains per trailer sold in the 2015 quarter. Other operating expenses were higher in first quarter 2015 compared to first quarter 2014.
Other Expense (Income)
Other expense (income) increased $0.5 million in first quarter 2015 compared to first quarter 2014 and increased 0.1% as a percentage of operating revenues. Interest expense was higher in first quarter 2015 compared to first quarter 2014 because we had a higher amount of average debt outstanding. We entered into an interest rate swap agreement in September 2014 that effectively fixed our interest rate at 2.5% for five years on debt of $75 million.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 39.5% for first quarter 2015 from 40.3% for first quarter 2014. The lower income tax rate for first quarter 2015 is attributed to lower projected non-deductible expenses and lower state income taxes.

Liquidity and Capital Resources:
During the three months ended March 31, 2015, we generated cash flow from operations of $121.0 million, a 104% increase ($61.8 million) in cash flows compared to the same three-month period a year ago. The increase in net cash provided by operating activities resulted primarily from a $40.5 million increase from general working capital activities (including $33.0 million related to accounts receivable), an $8.8 million increase in net income and a $6.6 million increase in cash flows related to long-term insurance accruals. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities increased to $81.1 million for the three-month period ended March 31, 2015 from $13.3 million for the three-month period ended March 31, 2014. Net property additions (primarily revenue equipment) were $84.9 million for the three-month period ended March 31, 2015, compared to $16.0 million during the same period of 2014. This increase occurred as we continued to lower the average age of our tractor fleet during the first quarter 2015. As of March 31, 2015, we were committed to property and equipment purchases of approximately $150.8 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2015 to be in the range of $275 million to $325 million, compared to net capital expenditures in 2014 of $212.3 million. We expect the higher capital expenditures in 2015 will enable us to further reduce the average age of our truck fleet to under two years. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.
Net financing activities used $3.1 million during the three months ended March 31, 2015, and $13.2 million during the same period in 2014. During the three-month periods ended March 31, 2015 and 2014, we did not borrow or repay debt. Our outstanding debt at March 31, 2015, was $75.0 million. We paid dividends of $3.6 million in the three-month periods ended March 31, 2015 and 2014. We did not repurchase any shares of common stock during the three months ended March 31, 2015 while stock repurchases of $12.9 million were included in financing activities for the three months ended March 31, 2014. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of March 31, 2015, the Company had purchased 3,062,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,937,709 shares remaining available for repurchase.
Management believes our financial position at March 31, 2015 is strong. As of March 31, 2015, we had $59.3 million of cash and cash equivalents and $854.8 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of March 31, 2015, we had a total of $325.0 million of credit pursuant to two credit facilities (see Note 1 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q), of which we had borrowed $75.0 million. The remaining $250.0 million of credit available under these facilities is reduced by the $32.7 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of March 31, 2015.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$8.8	$—	$—	$—	$—	$8.8
Long-term debt including current maturities	75.0	—	—	75.0	—	—
Interest payments on debt	8.4	1.9	3.8	2.7	—
Property and equipment purchase commitments	150.8	150.8	—	—	—	—
Operating leases	0.2	0.2	—	—	—	—
Total contractual cash obligations	$243.2	$152.9	$3.8	$77.7	$—	$8.8
Other Commercial Commitments
Unused lines of credit	$217.3	$—	$142.3	$75.0	$—	$—
Stand-by letters of credit	32.7	32.7	—	—	—	—
Total commercial commitments	$250.0	$32.7	$142.3	$75.0	$—	$—
Total obligations	$493.2	$185.6	$146.1	$152.7	$—	$8.8

We have unsecured committed credit facilities with two banks as well as a term commitment with one of those banks. On March 5, 2015, we replaced our existing $75.0 million credit agreement with BMO Harris Bank, N.A. with a new credit agreement. The new agreement includes a $75 million credit facility which will expire on March 5, 2020. We also have with Wells Fargo Bank, N.A. a $175 million credit facility which will expire on May 31, 2016 and a $75 million term commitment with pricipal due and payable on September 15, 2019. Borrowings under the credit facilities and term note bear variable interest (0.7745% at March 31, 2015) based on the London Interbank Offered Rate (“LIBOR”), with interest on the term note effectively fixed at 2.5% with an interest rate swap agreement. Interest payments on debt are based on the debt balance and interest rate at March 31, 2015. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of March 31, 2015, we had recorded an $8.8 million liability for unrecognized tax benefits. We expect none of it to be settled within the next twelve months and are unable to reasonably determine when the $8.8 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
We began leasing certain tractors under non-cancelable operating leases in May 2011. Our future payment obligation under these leases at March 31, 2015 was approximately $0.2 million.
Regulations:
Item 1 of Part I of our 2014 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. There have been no material changes in the status of these proposed regulations previously disclosed in the 2014 Form 10-K.

Critical Accounting Policies and Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) reported amounts of revenues and expenses during the reporting period. We evaluate these estimates on an ongoing basis as events and circumstances change, utilizing historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Actual results could differ from those estimates and may significantly impact our results of operations from period to period. It is also possible that materially different amounts would be reported if we used different estimates or assumptions.

Information regarding our Critical Accounting Policies and Estimates can be found in our 2014 Form 10-K. The most critical accounting policies and estimates that require us to make significant judgments and estimates and affect our financial statements include the following:

•	Depreciation and impairment of tractors and trailers.

•	Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation.

•	Accounting for income taxes.
There have been no material changes to these critical accounting policies and estimates from those discussed in our 2014 Form 10-K.
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
New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during first quarter 2015.
Accounting Standards Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. As already issued, the new standard is effective for us on January 1, 2017, and early application is not permitted. In April 2015, the FASB voted to propose a one-year deferral of the effective date of the new revenue recognition standard. If the deferral is approved, the new standard will become effective for us beginning with the first quarter 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. Management has not yet selected a transition method nor has it determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-3, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The provisions of this update are effective as of January 1, 2016, and are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Other ASUs not effective until after March 31, 2015 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of March 31, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $836 thousand for first quarter 2015 and foreign currency translation gains were $10 thousand for first quarter 2014 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements.We had $75.0 million of debt outstanding at March 31, 2015, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of March 31, 2015, we had one effective interest rate swap agreement with a notional amount of $75 million to reduce our exposure to interest rate increases.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of March 31, 2015, the Company had purchased 3,062,291 shares pursuant to this authorization and had 4,937,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during the first quarter 2015 by either the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

11	Statement Re: Computation of Per Share Earnings	See Note 4 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 4, 2015	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 4, 2015	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary