Form 10-Q
period 2015-06-30
WERNER ENTERPRISES INC
filed 2015-08-03
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, 71,892,234 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and six-month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2014 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
	(Unaudited)
Operating revenues	$534,644	$542,120	$1,030,298	$1,034,142
Operating expenses:
Salaries, wages and benefits	160,376	144,506	311,841	279,219
Fuel	57,381	92,131	110,141	183,206
Supplies and maintenance	46,388	45,887	94,045	91,741
Taxes and licenses	22,763	21,311	43,843	42,143
Insurance and claims	20,615	19,180	42,662	39,386
Depreciation	48,264	44,573	93,984	87,696
Rent and purchased transportation	124,952	128,239	238,700	239,885
Communications and utilities	3,837	3,409	7,515	6,908
Other	(2,142)	554	(2,828)	(1,813)
Total operating expenses	482,434	499,790	939,903	968,371
Operating income	52,210	42,330	90,395	65,771
Other expense (income):
Interest expense	583	136	1,058	230
Interest income	(697)	(660)	(1,328)	(1,315)
Other	135	(45)	225	(41)
Total other income	21	(569)	(45)	(1,126)
Income before income taxes	52,189	42,899	90,440	66,897
Income taxes	20,341	17,267	35,450	26,926
Net income	$31,848	$25,632	$54,990	$39,971
Earnings per share:
Basic	$0.44	$0.36	$0.76	$0.55
Diluted	$0.44	$0.35	$0.76	$0.55
Dividends declared per share	$0.050	$0.050	$0.100	$0.100
Weighted-average common shares outstanding:
Basic	71,945	72,091	72,005	72,382
Diluted	72,424	72,597	72,482	72,882
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
	(Unaudited)
Net income	$31,848	$25,632	$54,990	$39,971
Other comprehensive income (loss):
Foreign currency translation adjustments	(698)	90	(1,534)	100
Change in fair value of interest rate swap	324	—	237	—
Other comprehensive income (loss)	(374)	90	(1,297)	100
Comprehensive income	$31,474	$25,722	$53,693	$40,071
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,491	$22,604
Accounts receivable, trade, less allowance of $9,616 and $10,017, respectively	258,823	266,727
Other receivables	21,283	20,316
Inventories and supplies	16,756	17,824
Prepaid taxes, licenses and permits	7,374	14,914
Current deferred income taxes	34,568	34,066
Income taxes receivable	2,950	23,435
Other current assets	26,827	26,458
Total current assets	416,072	426,344
Property and equipment	1,850,826	1,786,229
Less – accumulated depreciation	766,340	772,447
Property and equipment, net	1,084,486	1,013,782
Other non-current assets	42,857	40,336
Total assets	$1,543,415	$1,480,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,981	$64,827
Insurance and claims accruals	62,067	73,814
Accrued payroll	32,286	28,121
Other current liabilities	21,445	19,768
Total current liabilities	203,779	186,530
Long-term debt, net of current portion	75,000	75,000
Other long-term liabilities	17,940	20,021
Insurance and claims accruals, net of current portion	130,545	123,445
Deferred income taxes	237,911	241,606
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 71,882,822 and 72,038,368 shares outstanding, respectively	805	805
Paid-in capital	104,909	101,803
Retained earnings	962,876	915,085
Accumulated other comprehensive loss	(10,672)	(9,375)
Treasury stock, at cost; 8,650,714 and 8,495,168 shares, respectively	(179,678)	(174,458)
Total stockholders’ equity	878,240	833,860
Total liabilities and stockholders’ equity	$1,543,415	$1,480,462
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$54,990	$39,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	93,984	87,696
Deferred income taxes	(3,097)	(10,753)
Gain on disposal of property and equipment	(12,191)	(9,815)
Non-cash equity compensation	3,755	2,837
Insurance and claims accruals, net of current portion	7,100	350
Other	2,186	(420)
Changes in certain working capital items:
Accounts receivable, net	7,904	(29,658)
Other current assets	28,584	2,097
Accounts payable	16,254	11,238
Other current liabilities	(5,897)	(2,998)
Net cash provided by operating activities	193,572	90,545
Cash flows from investing activities:
Additions to property and equipment	(216,187)	(99,969)
Proceeds from sales of property and equipment	56,781	37,162
Decrease in notes receivable	7,188	8,076
Other	—	(3,343)
Net cash used in investing activities	(152,218)	(58,074)
Cash flows from financing activities:
Dividends on common stock	(7,207)	(7,255)
Repurchases of common stock	(6,438)	(25,602)
Tax withholding related to net share settlements of restricted stock awards	(393)	(31)
Stock options exercised	763	4,150
Excess tax benefits from equity compensation	199	284
Payment of notes payable	(3,117)	—
Net cash used in financing activities	(16,193)	(28,454)
Effect of exchange rate fluctuations on cash	(274)	19
Net increase in cash and cash equivalents	24,887	4,036
Cash and cash equivalents, beginning of period	22,604	23,678
Cash and cash equivalents, end of period	$47,491	$27,714
Supplemental disclosures of cash flow information:
Interest paid	$1,066	$233
Income taxes paid	17,862	42,581
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$12,549	$6,333
Issuance of notes payable	—	6,233
Change in fair value of interest rate swap	237	—
Property and equipment acquired included in accounts payable	8,967	9,407
Property and equipment disposed included in other receivables	—	696
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Credit Facilities
As of June 30, 2015, we had unsecured committed credit facilities with two banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $175.0 million credit facility which was set to expire on May 31, 2016, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We also had a $75.0 million credit facility with BMO Harris Bank N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest (0.7855% at June 30, 2015) based on the London Interbank Offered Rate (“LIBOR”), with interest on the term note effectively fixed at 2.5% with an interest rate swap agreement.
On July 13, 2015, we amended our existing credit agreement, dated June 1, 2012, as previously amended, with Wells Fargo Bank, N.A. This amendment lowered the maximum principal amount of the unsecured line of credit to $100.0 million from $175.0 million and extended the term of the credit agreement to July 12, 2020 from May 31, 2016. Also on July 13, 2015, we entered into a new credit agreement with U.S. Bank N.A. The new credit agreement is an unsecured line of credit of $75.0 million and expires on July 13, 2020.
As of June 30, 2015, and December 31, 2014, our outstanding debt totaled $75.0 million. The $325.0 million of credit available under these facilities at June 30, 2015, is further reduced by $32.7 million in stand-by letters of credit under which we are obligated. Each of the debt agreements in effect at June 30, 2015 includes, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At June 30, 2015, we were in compliance with these covenants.
At June 30, 2015, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2015	$—
2016	—
2017	—
2018	—
2019	75,000
Total	$75,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(2)	Income Taxes
For the three-month and six-month periods ended June 30, 2015, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $65 thousand and $64 thousand during the three-month periods ended June 30, 2015 and June 30, 2014, respectively, and $124 thousand and $122 thousand during the six-month periods ended June 30, 2015, and June 30, 2014, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at June 30, 2015, is $9.1 million. If recognized, $5.8 million of unrecognized tax benefits would impact our effective tax rate. Interest of $1.8 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.
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
As of June 30, 2015, we have committed to property and equipment purchases of approximately $172.5 million.
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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$31,848	$25,632	$54,990	$39,971
Weighted average common shares outstanding	71,945	72,091	72,005	72,382
Dilutive effect of stock-based awards	479	506	477	500
Shares used in computing diluted earnings per share	72,424	72,597	72,482	72,882
Basic earnings per share	$0.44	$0.36	$0.76	$0.55
Diluted earnings per share	$0.44	$0.35	$0.76	$0.55
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
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the "Equity Plan"), approved by the Company's shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units ("restricted awards"), performance stock and units ("performance awards"), and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of June 30, 2015, there were 7,183,373 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of June 30, 2015, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $12.5 million and is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options:
Pre-tax compensation expense	$17	$30	$34	$60
Tax benefit	6	12	13	24
Stock option expense, net of tax	$11	$18	$21	$36
Restricted awards:
Pre-tax compensation expense	$1,024	$1,080	$2,041	$2,075
Tax benefit	404	434	806	835
Restricted award expense, net of tax	$620	$646	$1,235	$1,240
Performance awards:
Pre-tax compensation expense	$953	$431	$1,708	$717
Tax benefit	377	174	675	289
Performance award expense, net of tax	$576	$257	$1,033	$428
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
The following table summarizes stock option activity for the six months ended June 30, 2015:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	248	$18.18
Granted	—	—
Exercised	(44)	17.44
Forfeited	(5)	20.33
Expired	—	—
Outstanding at end of period	199	18.28	3.45	$1,587
Exercisable at end of period	157	17.78	3.00	$1,332
We did not grant any stock options during the three-month and six-month periods ended June 30, 2015 and June 30, 2014. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $0.6 million and $1.9 million for the six-month periods ended June 30, 2015 and June 30, 2014.
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

The following table summarizes restricted award activity for the six months ended June 30, 2015:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	643	$22.92
Granted	—	—
Vested	(2)	24.21
Forfeited	(17)	24.07
Nonvested at end of period	624	22.88
We did not grant any restricted awards during the three-month and six-month periods ended June 30, 2015 and granted 10,000 shares of restricted stock during the three-month and six-month periods ended June 30, 2014. We estimate the fair value of restricted awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. Cash settled restricted stock units are recorded as a liability within the Consolidated Balance Sheets and are adjusted to fair value each reporting period. The present value of estimated future dividends for the 2014 grants was calculated using the following weighted-average assumptions:

Dividends per share (quarterly amounts)	$0.05
Risk-free interest rate	1.5%
The total fair value of previously granted restricted awards vested during the three-month and six-month periods ended June 30, 2015 was $70 thousand and for the three-month and six-month periods ended June 30, 2014 was $90 thousand. We withheld shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees' tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.
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
The following table summarizes performance award activity for the six months ended June 30, 2015:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	183	$25.06
Granted	202	28.79
Vested	(37)	25.06
Forfeited	—	—
Nonvested at end of period	348	27.22

We did not grant any performance awards during the three-month periods ended June 30, 2015 and June 30, 2014, respectively, and granted performance awards (in thousands) totaling 202 shares and 183 shares during the six-month periods ended June 30, 2015 and June 30, 2014, respectively. The performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to earnings per share for the fiscal year, as established by the Compensation Committee. The number of shares which are ultimately earned for the 2015 awards will range from 0 percent to 132 percent of the target number based on the level of attainment of the performance objectives and ranged from 0 percent to 133 percent for the 2014 awards. We estimate the fair value of performance awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.
The present value of estimated future dividends was calculated using the following assumptions:

	Six Months Ended June 30,
	2015	2014
Dividends per share (quarterly amounts)	$0.05	$0.05
Risk-free interest rate	1.6%	1.5%

During the six-month period ended June 30, 2015, the Compensation Committee determined that the 2014 fiscal year performance objectives were achieved at the target level and 182,813 shares of common stock were earned, subject to time-based vesting. The vesting date fair value of the performance awards vested during the six-month period ended June 30, 2015 was $1.1 million. We withhold shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for employees' tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Truckload Transportation Services	$417,015	$429,390	$807,578	$832,575
Value Added Services	103,450	100,501	194,310	185,655
Other	13,924	12,258	27,909	16,247
Corporate	725	829	1,246	1,387
Subtotal	535,114	542,978	1,031,043	1,035,864
Inter-segment eliminations	(470)	(858)	(745)	(1,722)
Total	$534,644	$542,120	$1,030,298	$1,034,142

Operating Income
Truckload Transportation Services	$47,312	$38,320	$83,154	$59,100
Value Added Services	5,004	2,255	7,453	4,110
Other	(239)	357	(684)	841
Corporate	133	1,398	472	1,720
Total	$52,210	$42,330	$90,395	$65,771

(7)	Derivative Financial Instrument

In the normal course of business we are subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. We manage our risks for interest rate changes through use of an interest rate swap. At June 30, 2015, we had one interest rate swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a fair value loss of $1.5 million. The counterparty to this contract is a major financial institution. We are exposed to credit loss in the event of non-performance by the counterparty. We do not use derivative instruments for trading or speculative purposes and have no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

We will discontinue the use of hedge accounting prospectively when (i) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (ii) the derivative instrument expires, is sold, terminated or exercised; or (iii) designating the derivative instrument as a hedge is no longer appropriate.

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
Overview:
We have two reportable segments, Truckload Transportation Services ("Truckload") and Value Added Services ("VAS"), and we operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our VAS segment). Although our business volume is not highly concentrated in certain customers or goods, we may also be affected by our customers’ financial failures or loss of customer business.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for second quarter 2015 to second quarter 2014, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
We provide non-trucking services primarily through the four operating units within our VAS segment (Brokerage, Freight Management, Intermodal and Werner Global Logistics international). Unlike our Truckload segment, the VAS segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the VAS segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate the VAS segment's financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.

Results of Operations:
The following table sets forth the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended (3ME) June 30,				Six Months Ended (6ME) June 30,				Percentage Change in Dollar Amounts
	2015		2014		2015		2014		3ME	6ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$534,644	100.0	$542,120	100.0	$1,030,298	100.0	$1,034,142	100.0	(1.4)%	(0.4)%

Operating expenses:
Salaries, wages and benefits	160,376	30.0	144,506	26.7	311,841	30.3	279,219	27.0	11.0%	11.7%
Fuel	57,381	10.7	92,131	17.0	110,141	10.7	183,206	17.7	(37.7)%	(39.9)%
Supplies and maintenance	46,388	8.7	45,887	8.5	94,045	9.1	91,741	8.9	1.1%	2.5%
Taxes and licenses	22,763	4.3	21,311	3.9	43,843	4.3	42,143	4.0	6.8%	4.0%
Insurance and claims	20,615	3.8	19,180	3.5	42,662	4.1	39,386	3.8	7.5%	8.3%
Depreciation	48,264	9.0	44,573	8.2	93,984	9.1	87,696	8.5	8.3%	7.2%
Rent and purchased transportation	124,952	23.4	128,239	23.7	238,700	23.2	239,885	23.2	(2.6)%	(0.5)%
Communications and utilities	3,837	0.7	3,409	0.6	7,515	0.7	6,908	0.7	12.6%	8.8%
Other	(2,142)	(0.4)	554	0.1	(2,828)	(0.3)	(1,813)	(0.2)	(486.6)%	(56.0)%
Total operating expenses	482,434	90.2	499,790	92.2	939,903	91.2	968,371	93.6	(3.5)%	(2.9)%

Operating income	52,210	9.8	42,330	7.8	90,395	8.8	65,771	6.4	23.3%	37.4%
Total other expense (income)	21	—	(569)	(0.1)	(45)	—	(1,126)	(0.1)	103.7%	96.0%
Income before income taxes	52,189	9.8	42,899	7.9	90,440	8.8	66,897	6.5	21.7%	35.2%
Income taxes	20,341	3.8	17,267	3.2	35,450	3.5	26,926	2.6	17.8%	31.7%
Net income	$31,848	6.0	$25,632	4.7	$54,990	5.3	$39,971	3.9	24.3%	37.6%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$353,051		$332,025		$682,185		$643,547
Trucking fuel surcharge revenues	58,309		92,737		114,747		179,758
Non-trucking and other operating revenues	5,655		4,628		10,646		9,270
Operating revenues	417,015	100.0	429,390	100.0	807,578	100.0	832,575	100.0
Operating expenses	369,703	88.7	391,070	91.1	724,424	89.7	773,475	92.9
Operating income	$47,312	11.3	$38,320	8.9	$83,154	10.3	$59,100	7.1

	Three Months Ended June 30,			Six Months Ended June 30,
Truckload Transportation Services	2015	2014	% Change	2015	2014	% Change
Operating ratio, net of fuel surcharge revenues (1)	86.8%	88.6%		88.0%	90.9%
Average revenues per tractor per week (2)	$3,748	$3,620	3.5%	$3,680	$3,521	4.5%
Average trip length in miles (loaded)	476	466	2.1%	479	466	2.8%
Average percentage of empty miles (3)	12.21%	12.14%	0.6%	12.18%	12.06%	1.0%
Average tractors in service	7,247	7,055	2.7%	7,130	7,029	1.4%
Total trailers (at quarter end)	22,070	21,865		22,070	21,865
Total tractors (at quarter end):
Company	6,615	6,375		6,615	6,375
Independent contractor	660	660		660	660
Total tractors	7,275	7,035		7,275	7,035

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Value Added Services (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$103,450	100.0	$100,501	100.0	$194,310	100.0	$185,655	100.0
Rent and purchased transportation expense	87,448	84.5	87,209	86.8	165,321	85.1	159,763	86.1
Gross margin	16,002	15.5	13,292	13.2	28,989	14.9	25,892	13.9
Other operating expenses	10,998	10.7	11,037	11.0	21,536	11.1	21,782	11.7
Operating income	$5,004	4.8	$2,255	2.2	$7,453	3.8	$4,110	2.2

	Three Months Ended June 30,			Six Months Ended June 30,
Value Added Services	2015	2014	% Change	2015	2014	% Change
Average tractors in service	51	48	6.3%	51	47	8.5%
Total trailers (at quarter end)	1,695	1,730	(2.0)%	1,695	1,730	(2.0)%
Total tractors (at quarter end)	57	55	3.6%	57	55	3.6%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Operating Revenues
Operating revenues decreased 1.4% for the three months ended June 30, 2015, compared to the same period of the prior year. When comparing second quarter 2015 to second quarter 2014, Truckload segment revenues decreased $12.4 million or 2.9% because of lower fuel surcharge revenues, and VAS revenues increased $2.9 million or 2.9%.
Freight demand in second quarter 2015 and July 2015 continued to be the strongest of the last five years, with the exception of the same period in 2014 which was rebounding from severe winter weather in first quarter 2014 that temporarily backed up the freight network.
We believe constrained truck capacity combined with a gradually improving economy in the retail, consumer products and grocery products markets primarily served by us are contributing to strong freight demand. Truckload industry capacity is being challenged by an extremely competitive driver recruiting market and heightened regulatory cost increases for safety and truck ownership; we expect this trend will continue. There are numerous pending and proposed federal safety initiatives that could further limit truckload and driver capacity in the next few years, including mandatory electronic logging devices (ELD’s), a national drug and alcohol driver data base, increased minimum liability insurance requirements for carriers, more sophisticated drug screening procedures for drivers and mandatory truck speed limiter devices.
Trucking revenues, net of fuel surcharge, increased 6.3% in second quarter 2015 compared to second quarter 2014 due to a 3.5% increase in average revenues per tractor per week, net of fuel surcharge, and a 2.7% increase in the average number of tractors in service. Continued focus on securing driver friendly, highly productive freight and improved freight selection using our proprietary freight optimization system enabled us to maintain our average miles per truck in a strong, but not as strong a freight market as second quarter 2014. Our average miles per truck declined slightly by 0.2% in second quarter 2015 compared to second quarter 2014. Average revenues per total mile, net of fuel surcharge, increased 3.8% in second quarter 2015 compared to second quarter 2014.
We believe that we are making continued progress implementing sustainable rate increases with our customers. These efforts are ongoing as we move forward in 2015 and work to recoup the cost increases associated with more expensive equipment, a shrinking supply of qualified drivers and an increasingly challenging regulatory environment.
The average number of tractors in service in the Truckload segment increased 2.7% to 7,247 in second quarter 2015 from 7,055 in second quarter 2014. On the strength of an intense company-wide focus to improve our driver recruiting and retention, we ended second quarter 2015 with 7,275 trucks in the Truckload segment, a sequential improvement of 165 trucks compared to first quarter 2015 and a year-over-year improvement of 240 trucks compared to second quarter 2014. In mid-August 2014, we increased pay by varying percentage amounts for many drivers in certain fleets within our One-Way Truckload unit. After these driver pay changes, our driver and truck count increased from July 2014 levels. Additionally, over the last several quarters, we increased driver pay in multiple Dedicated fleets, most of which were funded by customer rate increases to ensure truck capacity. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 37.1% to $58.3 million in second quarter 2015 from $92.7 million in second quarter 2014 due to lower average fuel prices in the 2015 quarter. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
VAS revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS also recorded revenue and brokered freight expense of $0.5 million in second quarter 2015 and $0.9 million in second quarter 2014 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. In second quarter 2015, VAS revenues increased $2.9 million or 2.9%, and operating income dollars increased $2.7 million or 121.9%, compared to second quarter 2014. VAS revenue growth was reduced due in part to significantly lower fuel prices in second quarter 2015 compared to second quarter 2014 which decreased VAS revenues. Our on-going efforts to address customer pricing, contractual and operational issues within VAS resulted in the best quarterly gross margin and operating income percentages since second quarter 2013. The VAS gross margin percentage in second quarter 2015 of 15.5% improved year over year compared to the gross margin percentage of 13.2% in second quarter 2014 and also improved sequentially from the 14.3% gross margin in first quarter 2015. The VAS operating income percentage in second quarter 2015 of 4.8% improved from second quarter 2014 of 2.2% and first quarter 2015 of 2.7%.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.2% for the three months ended June 30, 2015, compared to 92.2% for the three months ended June 30, 2014. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $15.9 million or 11.0% in second quarter 2015 compared to second quarter 2014 and increased 3.3% as a percentage of operating revenues to 30.0%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and non-driver salaries and payroll related fringe benefits. When evaluated on a per-mile basis, driver and non-driver salaries, wages and benefits increased as well, which we primarily attribute to higher driver pay which increased 10%. In mid-August 2014, we increased pay by varying percentage amounts for many drivers within our One-Way Truckload unit. Additionally, over the last several quarters, we increased driver pay in multiple Dedicated fleets, most of which were funded by customer rate increases to ensure capacity. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 1.4%.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2015. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2015 were similar to those for the previous policy year.
The driver recruiting market remained very challenging during second quarter 2015. Several difficult market factors persist including a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate, aging truck driver demographics and increased truck safety regulations. Beginning with the second half of 2014, many large truckload carriers, including Werner, increased driver pay rates per mile and achieved mileage productivity improvements. This led to lower driver turnover and a more competitive driver recruiting market. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $34.8 million or 37.7% in second quarter 2015 compared to second quarter 2014 and decreased 6.3% as a percentage of operating revenues due primarily to lower average diesel fuel prices. Average diesel fuel prices were $1.15 per gallon lower in second quarter 2015 than in second quarter 2014.
We continue to employ measures to improve our fuel miles per gallon (“mpg”) such as (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet including new trucks with U.S. Environmental Protection Agency (the “EPA”) 2010 compliant engines, more aerodynamic truck features, idle reduction systems, trailer tire inflation systems, trailer skirts and automated manual transmissions to reduce our fuel gallons purchased. However, fuel savings from mpg improvement is offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant capital investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as an EPA SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.
For July 2015, the average diesel fuel price per gallon was approximately $1.20 lower than the average diesel fuel price per gallon in the same period of 2014 and approximately $1.16 lower than in third quarter 2014.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance increased $0.5 million or 1.1% in second quarter 2015 compared to second quarter 2014 and increased 0.2% as a percentage of operating revenues. Higher company driver miles in second quarter 2015 compared to second quarter 2014 were primarily responsible for the increase in supplies and maintenance. The average age of our company truck fleet was 2.0 years at the end of second quarter 2015, 2.4 years at the end of second quarter of 2014 and 2.1 years at the end of first quarter 2015.
Taxes and licenses increased $1.5 million or 6.8% in second quarter 2015 compared to second quarter 2014 and increased 0.4% as a percentage of operating revenues. The increase resulted from a higher truck count, driving more miles in second quarter 2015 than in second quarter 2014 and an increase in property taxes.
Insurance and claims increased $1.4 million or 7.5% in second quarter 2015 compared to second quarter 2014 and increased 0.3% as a percentage of operating revenues. The increase in second quarter 2015 compared to second quarter 2014 was primarily the result of new smaller dollar liability claims that occurred during the 2015 quarter. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2015 and continued to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability and cargo insurance premiums for the policy year that began August 1, 2015 are slightly lower than premiums for the previous policy year on a per-mile basis.
Depreciation expense increased $3.7 million or 8.3% in second quarter 2015 compared to second quarter 2014 and increased 0.8% as a percentage of operating revenues. This increase was due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months, as well as the growth in company trucks. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.
Depreciation expense has been historically affected by a series of changes to engine emissions standards imposed by the EPA that became effective in October 2002, January 2007 and January 2010, resulting in increased truck purchase costs. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. As of June 30, 2015, nearly all company trucks had engines that comply with the 2010 emissions standards.
Rent and purchased transportation expense decreased $3.3 million or 2.6% in second quarter 2015 compared to second quarter 2014 and decreased 0.3% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. VAS rent and purchased transportation expense increased $0.2 million but as a percentage of VAS revenues decreased to 84.5% in second quarter 2015 from 86.8% in second quarter 2014. This improved gross margin percentage was due primarily to our on-going efforts to address customer pricing, contractual and operational issues with VAS.
Rent and purchased transportation for the Truckload segment decreased $3.9 million in second quarter 2015 compared to second quarter 2014. This decrease is due primarily to lower fuel prices that resulted in lower reimbursements to independent contractors for fuel and lower independent contractor miles in second quarter 2015 compared to second quarter 2014, offset partially by a higher average settlement rate per mile. In mid-August 2014, we increased the per-mile settlement rate for certain owner-operators. Independent contractor miles as a percentage of total miles were 11.6% in second quarter 2015 compared to 12.4% in second quarter 2014.
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
Communication and utilities increased $0.4 million or 12.6% in second quarter 2015 compared to second quarter 2014 and increased 0.1% as a percentage of operating revenues. This increase is primarily due to higher communications costs in second quarter 2015 compared to second quarter 2014.

Other operating expenses decreased $2.7 million in second quarter 2015 compared to second quarter 2014 and decreased 0.5% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $6.7 million in second quarter 2015 from $5.2 million in second quarter 2014, which included a $1.6 million gain from the sale of real estate. In second quarter 2015, we realized higher average gains per truck and trailer and sold more trucks and trailers than in second quarter 2014.
Other Expense (Income)
Other expense (income) increased $0.6 million in second quarter 2015 compared to second quarter 2014 and increased 0.1% as a percentage of operating revenues. Interest expense was higher in second quarter 2015 compared to second quarter 2014 because we had a higher amount of average debt outstanding. We entered into an interest rate swap agreement in September 2014 that effectively fixed our interest rate at 2.5% for five years on debt of $75 million.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 39.0% for second quarter 2015 from 40.25% for second quarter 2014. The lower income tax rate for second quarter 2015 is attributed to lower projected non-deductible expenses and lower state income taxes, as well as certain state income tax refunds for prior periods.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Operating Revenues
Operating revenues decreased 0.4% for the six months ended June 30, 2015, compared to the same period of the prior year. In the Truckload segment, trucking revenues, net of fuel surcharge, increased 6.0% in the 2015 year-to-date period compared to the 2014 year-to-date period due primarily to a 4.5% increase in average revenues per tractor per week and a 1.4% increase in the average number of tractors in service. Average revenues per total mile, net of fuel surcharge, increased 3.6% in the first half of 2015 compared to the same period in 2014, and average monthly miles per tractor increased by 0.9%. Truckload segment fuel surcharge revenues for the six months ended June 30, 2015 decreased $65.0 million or 36.2% when compared to the six months ended June 30, 2014 due to lower average fuel prices in the 2015 period. VAS revenues increased 4.7%, from $185.7 million in the first six months of 2014 to $194.3 million in the same 2015 period. VAS revenue growth was reduced due in part to significantly lower fuel prices in this first six months of 2015 compared to the first six months of 2014 which decreased VAS revenues.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.2% for the six months ended June 30 , 2015, compared to 93.6% for the six months ended June 30, 2014. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $32.6 million or 11.7% in the first six months of 2015 compared to the first six months of 2014 and increased 3.3% as a percentage of operating revenues to 30.3%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and non-driver salaries and payroll related fringe benefits. When evaluated on a per-mile basis, driver and non-driver salaries, wages and benefits increased as well, which we primarily attribute to higher driver pay. Non-driver salaries, wages and benefits in the non-trucking VAS segment decreased 1.5%.
Fuel decreased $73.1 million or 39.9% in the first six months of 2015 compared to the same period in 2014 and decreased 7.0% as a percentage of operating revenues due primarily to lower average diesel fuel prices. Average diesel fuel prices were $1.23 per gallon lower in the first six months of 2015 than in the same 2014 period.
Supplies and maintenance increased $2.3 million or 2.5% in the first six months of 2015 compared to the same period in 2014 and increased 0.2% as a percentage of operating revenues. Increased driver advertising and other driver related expenses and higher company driver miles in the first six months of 2015 compared to same period in 2014 were primarily responsible for the increase in supplies and maintenance.
Taxes and licenses increased $1.7 million or 4.0% in the first six months of 2015 compared to the same 2014 period and increased 0.3% as a percentage of operating revenues. The increase resulted from a higher company truck count, driving more miles in the year-to-date 2015 period and an increase in property taxes.

Insurance and claims increased $3.3 million or 8.3% in the first six months of 2015 compared to the same period in 2014 and increased 0.3% as a percentage of operating revenues due primarily to the higher costs related to large dollar liability claims.
Depreciation expense increased $6.3 million or 7.2% in the first six months of 2015 compared to the same 2014 period and increased 0.6% as a percentage of operating revenues due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months, as well as the growth in company trucks. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.
Rent and purchased transportation expense decreased $1.2 million or 0.5% in the first six months of 2015 compared to the same 2014 period and did not change as a percentage of operating revenues. Rent and purchased transportation for the Truckload segment decreased $8.1 million in first six months of 2015 compared to the same 2014 period. This decrease is due primarily to lower fuel prices that resulted in lower reimbursements to independent contractors for fuel and lower independent contractor miles in the first six months of 2015 compared to the same period in 2014, offset partially by a higher average settlement rate per mile. VAS rent and purchased transportation expense increased $5.6 million and as a percentage of VAS revenues decreased to 85.1% in the 2015 period from the 86.1% in the 2014 period. The VAS gross margin percentage improved because of our on-going efforts to address customer pricing, contractual and operational issues with VAS.
Communication and utilities increased $0.6 million or 8.8% in the first six months of 2015 compared to the same 2014 period and did not change as a percentage of operating revenues. This increase is primarily due to higher communication costs in the 2015 year-to-date period compared to the 2014 year-to-date period.
Other operating expenses decreased $1.0 million in the first six months of 2015 compared to the same period in 2014 and decreased 0.1% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) increased to $12.2 million in the six months ended June 30, 2015 from $9.8 million in the six months ended June 30, 2014. In the 2015 year-to-date period, we sold more trucks and trailers and realized higher average gains per truck and trailer sold. The 2014 year-to-date period also included a $1.6 million gain from the sale of real estate.
Other Expense (Income)
Other expense (income) increased $1.1 million in the first six months of 2015 compared to the same 2014 period and increased 0.1% as a percentage of operating revenues. Interest expense was higher in the first six months of 2015 compared to first six months of 2014 because we had a higher amount of average debt outstanding. We entered into an interest rate swap agreement in September 2014 that effectively fixed our interest rate at 2.5% for five years on debt of $75 million.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 39.2% for the first six months of 2015 from 40.25% for the first six months of 2014. The lower income tax rate for the first six months of 2015 is attributed to lower projected non-deductible expenses and lower state income taxes, as well as certain state income tax refunds for prior periods.

Liquidity and Capital Resources:
During the six months ended June 30, 2015, we generated cash flow from operations of $193.6 million, a 114% increase ($103.0 million) in cash flows compared to the same six-month period a year ago. The increase in net cash provided by operating activities resulted primarily from a $66.2 million increase from general working capital activities (including $37.6 million related to accounts receivable due to the timing of customer payments and a $24.7 million decrease in income tax payments due primarily to an overpayment of income taxes as of December 31, 2014) and a $15.0 million increase in net income. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities increased to $152.2 million for the six-month period ended June 30, 2015 from $58.1 million for the six-month period ended June 30, 2014. Net property additions (primarily revenue equipment) were $159.4 million for the six-month period ended June 30, 2015, compared to $62.8 million during the same period of 2014. This increase occurred as we continued to lower the average age of our company truck fleet during 2015. As of June 30, 2015, we were committed to property and equipment purchases of approximately $172.5 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2015 to be in the range of $300 million to $325 million, compared to net capital expenditures in 2014 of $212.3 million. We expect the higher capital expenditures in 2015 will enable us to further reduce the average age of our company truck fleet to under two years. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities used $16.2 million during the six months ended June 30, 2015, and $28.5 million during the same period in 2014. During the six-month periods ended June 30, 2015 and 2014, we did not borrow or repay debt, and we made a $3.1 million note payment during the 2015 period. Our outstanding debt at June 30, 2015, was $75.0 million. We paid dividends of $7.2 million in the six-month period ended June 30, 2015 and $7.3 million in the six-month period ended June 30, 2014. Financing activities for the six months ended June 30, 2015, also included common stock repurchases of 225,000 shares at a cost of $6.4 million compared to 1,000,000 shares at a cost of $25.6 million in the 2014 period. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of June 30, 2015, the Company had purchased 3,287,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,712,709 shares remaining available for repurchase.
Management believes our financial position at June 30, 2015 is strong. As of June 30, 2015, we had $47.5 million of cash and cash equivalents and $878.2 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of June 30, 2015, we had a total of $325.0 million of credit pursuant to two credit facilities (see Note 1 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for information regarding our credit agreements as of June 30, 2015, as well as changes made subsequent to the end of the period), of which we had borrowed $75.0 million. The remaining $250.0 million of credit available under these facilities is reduced by the $32.7 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.
Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of June 30, 2015.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$9.1	$—	$—	$—	$—	$9.1
Long-term debt including current maturities	75.0	—	—	75.0	—	—
Interest payments on debt	7.9	1.9	3.8	2.2	—
Property and equipment purchase commitments	172.5	172.5	—	—	—	—
Total contractual cash obligations	$264.5	$174.4	$3.8	$77.2	$—	$9.1
Other Commercial Commitments
Unused lines of credit	$217.3	$142.3	$—	$75.0	$—	$—
Stand-by letters of credit	32.7	32.7	—	—	—	—
Total commercial commitments	$250.0	$175.0	$—	$75.0	$—	$—
Total obligations	$514.5	$349.4	$3.8	$152.2	$—	$9.1
As of June 30, 2015, we had unsecured committed credit facilities with two banks as well as a term commitment with one of those banks. In July 2015, we added a credit facility with a third bank, U.S. Bank N.A., and amended our prior agreement with Wells Fargo Bank, N.A. We now have with Wells Fargo Bank, N.A. a $100 million credit facility which will expire on July 12, 2020 (prior to the recent amendment, it was a $175 million facility expiring May 31, 2016) and a $75 million term commitment with principal due and payable on September 15, 2019. We added in July a $75 million credit facility with U.S. Bank N.A. which will expire on July 13, 2020. We also have a $75 million credit facility with BMO Harris Bank, N.A. which will expire on March 5, 2020. Borrowings under the credit facilities and term note bear variable interest (0.7855% at June 30, 2015) based on the London Interbank Offered Rate (“LIBOR”), with interest on the term note effectively fixed at 2.5% with an interest rate swap agreement. Interest payments on debt are based on the debt balance and interest rate at June 30, 2015. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of June 30, 2015, we had recorded an $9.1 million liability for unrecognized tax benefits. We expect none of it to be settled within the next twelve months and are unable to reasonably determine when the $9.1 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
We began leasing certain tractors under non-cancelable operating leases in May 2011, and those leases ended in second quarter 2015.

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
New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during second quarter 2015.
Accounting Standards Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue recognition standard and to permit early adoption but no earlier than the original effective date (annual periods beginning after December 15, 2016). As a result of the deferral, the new standard will become effective for us beginning January 1, 2018, unless we choose to adopt early on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and have not yet selected a transition method.
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
In July 2015, the FASB issued ASU No. 2015-11, "Inventory: Simplifying the Measurement of Inventory," which requires inventory to be recorded at the lower of cost and net realizable value. The provisions of this update are effective as of January 1, 2017, and are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Other ASUs not effective until after June 30, 2015 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of June 30, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $698 thousand for second quarter 2015 and foreign currency translation gains were $90 thousand for second quarter 2014 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements.We had $75.0 million of debt outstanding at June 30, 2015, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of June 30, 2015, we had one effective interest rate swap agreement with a notional amount of $75.0 million to reduce our exposure to interest rate increases.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of June 30, 2015, the Company had purchased 3,287,291 shares pursuant to this authorization and had 4,712,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
The following table summarizes our common stock repurchases during the second quarter of 2015 made pursuant to this authorization. The Company did not purchase any shares during the second quarter of 2015 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	225,000	$28.61	225,000	4,712,709
May 1-31, 2015	—	$—	—	4,712,709
June 1-30, 2015	—	$—	—	4,712,709
Total	225,000	$28.61	225,000	4,712,709

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

11	Statement Re: Computation of Per Share Earnings	See Note 4 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 3, 2015	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 3, 2015	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary