Form 10-Q
period 2015-09-30
WERNER ENTERPRISES INC
filed 2015-11-02
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2015, 71,892,934 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and nine-month periods ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2014 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
	(Unaudited)
Operating revenues	$534,448	$551,961	$1,564,746	$1,586,103
Operating expenses:
Salaries, wages and benefits	167,301	149,206	479,142	428,425
Fuel	50,855	86,820	160,996	270,026
Supplies and maintenance	50,283	48,527	144,328	140,268
Taxes and licenses	22,616	21,420	66,459	63,563
Insurance and claims	17,372	19,789	60,034	59,175
Depreciation	49,081	44,182	143,065	131,878
Rent and purchased transportation	122,006	133,893	360,706	373,778
Communications and utilities	3,786	3,689	11,301	10,597
Other	(1,652)	2,745	(4,480)	932
Total operating expenses	481,648	510,271	1,421,551	1,478,642
Operating income	52,800	41,690	143,195	107,461
Other expense (income):
Interest expense	511	140	1,569	370
Interest income	(760)	(614)	(2,088)	(1,929)
Other	32	43	257	2
Total other income	(217)	(431)	(262)	(1,557)
Income before income taxes	53,017	42,121	143,457	109,018
Income taxes	20,941	16,151	56,391	43,077
Net income	$32,076	$25,970	$87,066	$65,941
Earnings per share:
Basic	$0.45	$0.36	$1.21	$0.91
Diluted	$0.44	$0.36	$1.20	$0.91
Dividends declared per share	$0.060	$0.050	$0.160	$0.150
Weighted-average common shares outstanding:
Basic	71,890	71,837	71,967	72,198
Diluted	72,478	72,364	72,546	72,706
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
	(Unaudited)
Net income	$32,076	$25,970	$87,066	$65,941
Other comprehensive loss:
Foreign currency translation adjustments	(2,044)	(985)	(3,578)	(885)
Change in fair value of interest rate swap	(605)	(431)	(368)	(431)
Other comprehensive loss	(2,649)	(1,416)	(3,946)	(1,316)
Comprehensive income	$29,427	$24,554	$83,120	$64,625
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,921	$22,604
Accounts receivable, trade, less allowance of $9,710 and $10,017, respectively	250,878	266,727
Other receivables	20,463	20,316
Inventories and supplies	16,355	17,824
Prepaid taxes, licenses and permits	6,974	14,914
Current deferred income taxes	29,541	34,066
Income taxes receivable	1,765	23,435
Other current assets	28,936	26,458
Total current assets	400,833	426,344
Property and equipment	1,885,532	1,786,229
Less – accumulated depreciation	761,200	772,447
Property and equipment, net	1,124,332	1,013,782
Other non-current assets	46,807	40,336
Total assets	$1,571,972	$1,480,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,436	$64,827
Insurance and claims accruals	61,298	73,814
Accrued payroll	37,057	28,121
Other current liabilities	28,095	19,768
Total current liabilities	209,886	186,530
Long-term debt, net of current portion	75,000	75,000
Other long-term liabilities	21,073	20,021
Insurance and claims accruals, net of current portion	129,895	123,445
Deferred income taxes	232,878	241,606
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 71,892,934 and 72,038,368 shares outstanding, respectively	805	805
Paid-in capital	104,619	101,803
Retained earnings	990,638	915,085
Accumulated other comprehensive loss	(13,321)	(9,375)
Treasury stock, at cost; 8,640,602 and 8,495,168 shares, respectively	(179,501)	(174,458)
Total stockholders’ equity	903,240	833,860
Total liabilities and stockholders’ equity	$1,571,972	$1,480,462
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$87,066	$65,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	143,065	131,878
Deferred income taxes	(3,417)	(16,206)
Gain on disposal of property and equipment	(18,880)	(14,267)
Non-cash equity compensation	3,607	4,350
Insurance and claims accruals, net of current portion	6,450	(1,075)
Other	5,288	(3,481)
Changes in certain working capital items:
Accounts receivable, net	15,849	(32,759)
Other current assets	29,546	1,592
Accounts payable	10,163	24,356
Other current liabilities	4,035	4,882
Net cash provided by operating activities	282,772	165,211
Cash flows from investing activities:
Additions to property and equipment	(337,475)	(206,354)
Proceeds from sales of property and equipment	86,366	59,515
Decrease in notes receivable	11,956	11,135
Other	—	(3,343)
Net cash used in investing activities	(239,153)	(139,047)
Cash flows from financing activities:
Repayments of long-term debt	—	(40,000)
Proceeds from issuance of long-term debt	—	75,000
Dividends on common stock	(10,801)	(10,853)
Repurchases of common stock	(6,438)	(30,587)
Tax withholding related to net share settlements of restricted stock awards	(461)	(96)
Stock options exercised	846	4,169
Excess tax benefits from equity compensation	219	295
Payment of notes payable	(3,117)	—
Net cash used in financing activities	(19,752)	(2,072)
Effect of exchange rate fluctuations on cash	(550)	(172)
Net increase in cash and cash equivalents	23,317	23,920
Cash and cash equivalents, beginning of period	22,604	23,678
Cash and cash equivalents, end of period	$45,921	$47,598
Supplemental disclosures of cash flow information:
Interest paid	$1,578	$304
Income taxes paid	34,201	59,070
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$21,792	$9,427
Issuance of notes payable	—	6,233
Change in fair value of interest rate swap	(368)	(431)
Property and equipment acquired included in accounts payable	10,513	460
Property and equipment disposed included in other receivables	—	351
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Credit Facilities
As of September 30, 2015, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. On July 13, 2015, we amended our existing credit agreement, dated June 1, 2012, as previously amended, with Wells Fargo Bank, N.A. This amendment lowered the maximum principal amount of the unsecured line of credit to $100.0 million from $175.0 million and extended the term of the credit agreement to July 12, 2020 from May 31, 2016. Also on July 13, 2015, we entered into a new credit agreement with U.S. Bank N.A. The new credit agreement is an unsecured line of credit of $75.0 million and expires on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest (0.8066% at September 30, 2015) based on the London Interbank Offered Rate (“LIBOR”), with interest on the term note effectively fixed at 2.5% with an interest rate swap agreement.
As of September 30, 2015, and December 31, 2014, our outstanding debt totaled $75.0 million. The $325.0 million of credit available under these facilities at September 30, 2015, is further reduced by $31.0 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At September 30, 2015, we were in compliance with these covenants.
At September 30, 2015, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2015	$—
2016	—
2017	—
2018	—
2019	75,000
Total	$75,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(2)	Income Taxes
For the three-month and nine-month periods ended September 30, 2015, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $52 thousand and $63 thousand during the three-month periods ended September 30, 2015 and September 30, 2014, respectively, and $176 thousand and $185 thousand during the nine-month periods ended September 30, 2015 and September 30, 2014, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at September 30, 2015, is $8.4 million. If recognized, $5.4 million of unrecognized tax benefits would impact our effective tax rate. Interest of $1.6 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.
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
As of September 30, 2015, we have committed to property and equipment purchases of approximately $106.9 million.
We are involved in certain claims and pending litigation arising in the ordinary course of business. The majority of these claims relate to bodily injury, property damage, cargo and workers' compensation incurred in the transportation of freight, as well as certain class action litigation related to personnel and employment matters. We accrue for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the knowledge of the facts, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our consolidated financial statements. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold.
We are involved in class action litigation in the U.S. District Court for the District of Nebraska, alleging that we owe drivers for unpaid wages under the Fair Labor Standards Act and the Nebraska Wage Payment and Collection Act and failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit dates back to 2008 through March 2014. In August 2015, the court denied our motion for summary judgment and granted the plaintiff’s motion for summary judgment, ruling in plaintiff's favor on both theories of liability (short breaks and sleeper berth time). As a result, we accrued $2.0 million during third quarter 2015 related to the short break matter. Based on the knowledge of the facts related to the sleeper berth matter, management does not currently believe a loss is probable, thus we have not accrued for the sleeper berth matter. We are currently unable to determine the possible loss or range of loss. We intend to vigorously defend the merits of these claims and to appeal any adverse verdict in this case.
We are also involved in certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deductions and other items. Based on the knowledge of the facts, management does not currently believe the outcome of the litigation is likely to have a material adverse effect on our financial position or results of operations. However, the final disposition of these matters and the impact of such final dispositions cannot be determined at this time.

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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$32,076	$25,970	$87,066	$65,941
Weighted average common shares outstanding	71,890	71,837	71,967	72,198
Dilutive effect of stock-based awards	588	527	579	508
Shares used in computing diluted earnings per share	72,478	72,364	72,546	72,706
Basic earnings per share	$0.45	$0.36	$1.21	$0.91
Diluted earnings per share	$0.44	$0.36	$1.20	$0.91
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
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the "Equity Plan"), approved by the Company's shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units ("restricted awards"), performance stock and units ("performance awards"), and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of September 30, 2015, there were 7,354,911 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of September 30, 2015, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $8.9 million and is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options:
Pre-tax compensation expense	$17	$30	$51	$90
Tax benefit	7	12	20	36
Stock option expense, net of tax	$10	$18	$31	$54
Restricted awards:
Pre-tax compensation expense	$(92)	$1,022	$1,949	$3,097
Tax benefit	(36)	393	770	1,228
Restricted award expense, net of tax	$(56)	$629	$1,179	$1,869
Performance awards:
Pre-tax compensation expense	$(60)	$468	$1,648	$1,185
Tax benefit	(24)	179	651	468
Performance award expense, net of tax	$(36)	$289	$997	$717
During the three-month period ended September 30, 2015, we recorded a $2.0 million reduction of compensation expense and a $0.8 million reduction of tax benefit resulting from our change in forfeiture estimates for certain restricted and performance awards primarily due to a previously disclosed executive resignation.
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
The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	248	$18.18
Granted	—	—
Exercised	(48)	17.46
Forfeited	(7)	20.09
Expired	—	—
Outstanding at end of period	193	18.29	3.21	$1,315
Exercisable at end of period	153	17.78	2.77	$1,117
We did not grant any stock options during the three-month and nine-month periods ended September 30, 2015 and September 30, 2014. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $0.7 million and $2.0 million for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

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
The following table summarizes restricted award activity for the nine months ended September 30, 2015:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	643	$22.92
Granted	—	—
Vested	(10)	23.02
Forfeited	(86)	21.32
Nonvested at end of period	547	23.17
We did not grant any restricted awards during the three-month and nine-month periods ended September 30, 2015 nor did we grant any restricted awards during the three-month period ended September 30, 2014. We granted 10,000 shares of restricted awards during the nine-month period ended September 30, 2014. We estimate the fair value of restricted awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. Cash settled restricted stock units are recorded as a liability within the Consolidated Balance Sheets and are adjusted to fair value each reporting period. The present value of estimated future dividends for the 2014 grants was calculated using the following weighted-average assumptions:

Dividends per share (quarterly amounts)	$0.05
Risk-free interest rate	1.5%
The total fair value of previously granted restricted awards vested during the three-month periods ended September 30, 2015 and September 30, 2014 was $0.2 million and for the nine-month periods ended September 30, 2015 and September 30, 2014 was $0.3 million. We withheld shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees' tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.
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
The following table summarizes performance award activity for the nine months ended September 30, 2015:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	183	$25.06
Granted	202	28.79
Vested	(37)	25.06
Forfeited	(83)	27.18
Nonvested at end of period	265	27.23

We did not grant any performance awards during the three-month periods ended September 30, 2015 and September 30, 2014, respectively, and granted performance awards (in thousands) totaling 202 shares and 183 shares during the nine-month periods ended September 30, 2015 and September 30, 2014, respectively. The performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to earnings per share for the fiscal year, as established by the Compensation Committee. The number of shares which are ultimately earned for the 2015 awards will range from 0 percent to 132 percent of the target number based on the level of attainment of the performance objectives and ranged from 0 percent to 133 percent for the 2014 awards. We estimate the fair value of performance awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.
The present value of estimated future dividends was calculated using the following assumptions:

	Nine Months Ended September 30,
	2015	2014
Dividends per share (quarterly amounts)	$0.05	$0.05
Risk-free interest rate	1.6%	1.5%

During the nine-month period ended September 30, 2015, the Compensation Committee determined that the 2014 fiscal year performance objectives were achieved at the target level and 182,813 shares of common stock were earned, subject to time-based vesting. The vesting date fair value of the performance awards vested during the nine-month period ended September 30, 2015 was $1.1 million. We withhold shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for employees' tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Truckload Transportation Services	$417,861	$428,619	$1,225,439	$1,261,194
Value Added Services	102,149	106,490	296,459	292,145
Other	14,087	16,868	41,996	33,115
Corporate	634	688	1,880	2,075
Subtotal	534,731	552,665	1,565,774	1,588,529
Inter-segment eliminations	(283)	(704)	(1,028)	(2,426)
Total	$534,448	$551,961	$1,564,746	$1,586,103

Operating Income
Truckload Transportation Services	$48,747	$39,138	$131,901	$98,238
Value Added Services	5,021	1,022	12,474	5,132
Other	(1,354)	404	(2,038)	1,245
Corporate	386	1,126	858	2,846
Total	$52,800	$41,690	$143,195	$107,461

(7)	Derivative Financial Instrument

In the normal course of business we are subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. We manage our risks for interest rate changes through use of an interest rate swap. At September 30, 2015, we had one interest rate swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a pre-tax fair value loss of $2.5 million. The counterparty to this contract is a major financial institution. We are exposed to credit loss in the event of non-performance by the counterparty. We do not use derivative instruments for trading or speculative purposes and have no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2015 to third quarter 2014, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2015		2014		2015		2014		3ME	9ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$534,448	100.0	$551,961	100.0	$1,564,746	100.0	$1,586,103	100.0	(3.2)%	(1.3)%

Operating expenses:
Salaries, wages and benefits	167,301	31.3	149,206	27.0	479,142	30.6	428,425	27.0	12.1%	11.8%
Fuel	50,855	9.5	86,820	15.7	160,996	10.3	270,026	17.0	(41.4)%	(40.4)%
Supplies and maintenance	50,283	9.4	48,527	8.8	144,328	9.2	140,268	8.8	3.6%	2.9%
Taxes and licenses	22,616	4.2	21,420	3.9	66,459	4.3	63,563	4.0	5.6%	4.6%
Insurance and claims	17,372	3.3	19,789	3.6	60,034	3.8	59,175	3.7	(12.2)%	1.5%
Depreciation	49,081	9.2	44,182	8.0	143,065	9.1	131,878	8.3	11.1%	8.5%
Rent and purchased transportation	122,006	22.8	133,893	24.2	360,706	23.1	373,778	23.6	(8.9)%	(3.5)%
Communications and utilities	3,786	0.7	3,689	0.7	11,301	0.7	10,597	0.7	2.6%	6.6%
Other	(1,652)	(0.3)	2,745	0.5	(4,480)	(0.3)	932	0.1	(160.2)%	(580.7)%
Total operating expenses	481,648	90.1	510,271	92.4	1,421,551	90.8	1,478,642	93.2	(5.6)%	(3.9)%

Operating income	52,800	9.9	41,690	7.6	143,195	9.2	107,461	6.8	26.6%	33.3%
Total other expense (income)	(217)	—	(431)	—	(262)	—	(1,557)	(0.1)	49.7%	83.2%
Income before income taxes	53,017	9.9	42,121	7.6	143,457	9.2	109,018	6.9	25.9%	31.6%
Income taxes	20,941	3.9	16,151	2.9	56,391	3.6	43,077	2.7	29.7%	30.9%
Net income	$32,076	6.0	$25,970	4.7	$87,066	5.6	$65,941	4.2	23.5%	32.0%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$360,124		$334,520		$1,042,309		$978,067
Trucking fuel surcharge revenues	52,428		88,805		167,175		268,563
Non-trucking and other operating revenues	5,309		5,294		15,955		14,564
Operating revenues	417,861	100.0	428,619	100.0	1,225,439	100.0	1,261,194	100.0
Operating expenses	369,114	88.3	389,481	90.9	1,093,538	89.2	1,162,956	92.2
Operating income	$48,747	11.7	$39,138	9.1	$131,901	10.8	$98,238	7.8

	Three Months Ended September 30,			Nine Months Ended September 30,
Truckload Transportation Services	2015	2014	% Change	2015	2014	% Change
Operating ratio, net of fuel surcharge revenues (1)	86.7%	88.5%		87.5%	90.1%
Average revenues per tractor per week (2)	$3,767	$3,690	2.1%	$3,710	$3,577	3.7%
Average trip length in miles (loaded)	483	475	1.7%	480	469	2.3%
Average percentage of empty miles (3)	12.53%	12.04%	4.1%	12.30%	12.05%	2.1%
Average tractors in service	7,355	6,974	5.5%	7,205	7,011	2.8%
Total trailers (at quarter end)	22,495	22,005		22,495	22,005
Total tractors (at quarter end):
Company	6,710	6,395		6,710	6,395
Independent contractor	705	665		705	665
Total tractors	7,415	7,060		7,415	7,060

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Value Added Services (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$102,149	100.0	$106,490	100.0	$296,459	100.0	$292,145	100.0
Rent and purchased transportation expense	86,085	84.3	93,762	88.0	251,406	84.8	253,525	86.8
Gross margin	16,064	15.7	12,728	12.0	45,053	15.2	38,620	13.2
Other operating expenses	11,043	10.8	11,706	11.0	32,579	11.0	33,488	11.4
Operating income	$5,021	4.9	$1,022	1.0	$12,474	4.2	$5,132	1.8

	Three Months Ended September 30,			Nine Months Ended September 30,
Value Added Services	2015	2014	% Change	2015	2014	% Change
Average tractors in service	60	50	20.0%	54	48	12.5%
Total trailers (at quarter end)	1,405	1,750	(19.7)%	1,405	1,750	(19.7)%
Total tractors (at quarter end)	70	55	27.3%	70	55	27.3%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Operating Revenues
Operating revenues decreased 3.2% for the three months ended September 30, 2015, compared to the same period of the prior year. When comparing third quarter 2015 to third quarter 2014, Truckload segment revenues decreased $10.8 million or 2.5%, and VAS revenues decreased $4.3 million or 4.1%. The significantly lower fuel prices in third quarter 2015 compared to third quarter 2014 primarily caused a reduction in fuel surcharge revenues by $36 million in the Truckload segment and revenues by an estimated $7 million in the VAS segment. This had the effect of reducing total consolidated revenues by an estimated 8% in third quarter 2015 compared to third quarter 2014.
Freight demand in third quarter 2015 and October 2015 was similar to historical standards and not as strong as the robust freight market during the same periods in 2014.
We believe constrained truck capacity combined with a gradually improving economy in the retail, consumer products and grocery products markets, which are the primary markets we serve, are contributing to freight demand trends. Truckload industry capacity is challenged by an extremely competitive driver recruiting market and heightened regulatory cost increases for safety and truck ownership. We expect this trend, which we believe is favorable to the Company, will continue. There are numerous pending and proposed federal safety initiatives that could further limit truckload and driver capacity in the next few years, including mandatory electronic logging devices (ELD’s), a national drug and alcohol driver database, increased minimum liability insurance requirements for carriers, more sophisticated drug screening procedures for drivers and mandatory truck speed limiter devices. We expect that the final rule for ELD’s will be issued in fourth quarter 2015.
Trucking revenues, net of fuel surcharge, increased 7.7% in third quarter 2015 compared to third quarter 2014 due to a 2.1% increase in average revenues per tractor per week, net of fuel surcharge, and a 5.5% increase in the average number of tractors in service. Our continued focus on securing driver friendly, highly productive freight and improved freight selection using our proprietary freight optimization system enabled us to essentially maintain our average miles per truck in a freight market that is not as strong as third quarter 2014. Our average miles per truck declined slightly by 0.7% in third quarter 2015 compared to third quarter 2014.
We believe we are making continued progress implementing sustainable rate increases with our customers. These efforts are ongoing as we move forward and work to recoup the cost increases associated with more expensive equipment, a shrinking supply of qualified drivers and an increasingly challenging regulatory environment.
The average number of tractors in service in the Truckload segment increased 5.5% to 7,355 in third quarter 2015 from 6,974 in third quarter 2014. Following an ongoing and intense company-wide focus to improve our driver recruiting and retention, we ended third quarter 2015 with 7,415 trucks in the Truckload segment, a sequential improvement of 140 trucks compared to the end of second quarter 2015 and a year-over-year improvement of 355 trucks compared to the end of third quarter 2014. In mid-August 2014, we increased pay by varying percentage amounts for many drivers in certain fleets within our One-Way Truckload unit. After these driver pay changes, our driver and truck count increased from July 2014 levels. Additionally, over the last several quarters, we increased driver pay in multiple Dedicated fleets, most of which were funded by customer rate increases to ensure truck capacity. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 41.0% to $52.4 million in third quarter 2015 from $88.8 million in third quarter 2014 due to lower average fuel prices in the 2015 quarter. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
VAS revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS also recorded revenue and brokered freight expense of $0.3 million in third quarter 2015 and $0.7 million in third quarter 2014 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. In third quarter 2015, VAS revenues decreased $4.3 million or 4.1%, and operating income dollars increased $4.0 million or 391.3%, compared to third quarter 2014. VAS revenue growth was reduced due in part to significantly lower fuel prices in third quarter 2015 compared to third quarter 2014 which decreased VAS revenues. Adjusting for lower fuel prices that reduced operating revenues by an estimated $7 million, operating revenues would have increased 3%. The VAS gross margin percentage in third quarter 2015 of 15.7% improved year over year compared to the gross margin percentage of 12.0% in third quarter 2014. The VAS operating income percentage in third quarter 2015 of 4.9% improved from third quarter 2014 of 1.0%.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.1% for the three months ended September 30, 2015, compared to 92.4% for the three months ended September 30, 2014. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $18.1 million or 12.1% in third quarter 2015 compared to third quarter 2014 and increased 4.3% as a percentage of operating revenues to 31.3%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver salaries and payroll related fringe benefits, due to higher driver pay rates and more company trucks and miles in the 2015 third quarter. Additionally, in third quarter 2015, we accrued a total of $3.9 million of expense related to a class action suit involving an employment related claim and a separation agreement for an executive resignation previously disclosed in third quarter 2015. When evaluated on a per-mile basis, driver salaries, wages and benefits increased as well, which we primarily attribute to higher driver pay which increased 8% in third quarter 2015 compared to third quarter 2014. In mid-August 2014, we increased pay by varying percentage amounts for many drivers within our One-Way Truckload unit. Additionally, over the last several quarters, we increased driver pay in multiple Dedicated fleets, most of which were funded by customer rate increases to ensure capacity. Non-driver salaries, excluding the separation agreement noted above, increased 1% on a per-mile basis. Non-driver salaries, wages and benefits in the non-trucking VAS segment decreased 4.0%.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2015. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2015 were similar to those for the previous policy year.
The driver recruiting market remained very challenging during third quarter 2015. Several difficult market factors persist including a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate, aging truck driver demographics and increased truck safety regulations. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $36.0 million or 41.4% in third quarter 2015 compared to third quarter 2014 and decreased 6.2% as a percentage of operating revenues due primarily to lower average diesel fuel prices. Average diesel fuel prices were $1.25 per gallon lower in third quarter 2015 than in third quarter 2014.
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
For October 2015, the average diesel fuel price per gallon was approximately $1.03 lower than the average diesel fuel price per gallon in the same period of 2014 and approximately 82 cents lower than in fourth quarter 2014.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $1.8 million or 3.6% in third quarter 2015 compared to third quarter 2014 and increased 0.6% as a percentage of operating revenues. Increased driver advertising and other driver related expenses were primarily responsible for the increase in supplies and maintenance. Despite higher company driver miles in third quarter 2015, repairs and maintenance for our tractor and trailer fleet decreased slightly due to our younger fleet. The average age of our company truck fleet was 1.9 years at the end of third quarter 2015, 2.3 years at the end of third quarter of 2014 and 2.0 years at the end of second quarter 2015.
Taxes and licenses increased $1.2 million or 5.6% in third quarter 2015 compared to third quarter 2014 and increased 0.3% as a percentage of operating revenues. The increase resulted from a higher truck count and driving more miles in third quarter 2015 than in third quarter 2014.
Insurance and claims decreased $2.4 million or 12.2% in third quarter 2015 compared to third quarter 2014 and decreased 0.3% as a percentage of operating revenues. The decrease in third quarter 2015 compared to third quarter 2014 was primarily the result of lower expense for new large dollar liability claims and favorable development on prior period small dollar claims during the 2015 quarter. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2015 and continued to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability and cargo insurance premiums for the policy year that began August 1, 2015 are slightly lower than premiums for the previous policy year on a per-mile basis.
Depreciation expense increased $4.9 million or 11.1% in third quarter 2015 compared to third quarter 2014 and increased 1.2% as a percentage of operating revenues. This increase was due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months, as well as the growth in the number of company trucks. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.
Depreciation expense has been historically affected by a series of changes to engine emissions standards imposed by the EPA that became effective in October 2002, January 2007 and January 2010, resulting in increased truck purchase costs. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. As of September 30, 2015, nearly all company trucks had engines that comply with the 2010 emissions standards.
Rent and purchased transportation expense decreased $11.9 million or 8.9% in third quarter 2015 compared to third quarter 2014 and decreased 1.4 % as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. VAS rent and purchased transportation expense decreased $7.7 million, primarily due to lower fuel prices, and as a percentage of VAS revenues decreased to 84.3% in third quarter 2015 from 88.0% in third quarter 2014. This improved gross margin percentage was due primarily to our on-going efforts to address customer pricing, contractual and operational issues with VAS.
Rent and purchased transportation for the Truckload segment decreased $4.3 million in third quarter 2015 compared to third quarter 2014. This decrease is due primarily to lower fuel prices that resulted in lower reimbursements to independent contractors for fuel. Independent contractor miles as a percentage of total miles were 11.7% in third quarter 2015 compared to 11.8% in third quarter 2014.
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

Communication and utilities increased $0.1 million or 2.6% in third quarter 2015 compared to third quarter 2014 and did not change as a percentage of operating revenues. This increase is primarily due to higher communications costs in third quarter 2015 compared to third quarter 2014.
Other operating expenses decreased $4.4 million in third quarter 2015 compared to third quarter 2015 and decreased 0.8% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $6.7 million in third quarter 2015, including a $0.7 million gain from the sale of real estate, from $4.5 million in third quarter 2014. In third quarter 2015, we sold more trucks and trailers than in third quarter 2014. We realized lower average gains per truck truck and higher average gains per trailer in the 2015 quarter.
Other Expense (Income)
Other expense (income) increased $0.2 million in third quarter 2015 compared to third quarter 2014 and did not change as a percentage of operating revenues. Interest expense was higher in third quarter 2015 compared to third quarter 2014 because we had a higher amount of average debt outstanding. We entered into an interest rate swap agreement in September 2014 that effectively fixed our interest rate at 2.5% for five years on debt of $75 million.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 39.5% for third quarter 2015 from 38.3% for third quarter 2014. The lower income tax rate for third quarter 2014 is attributed to certain refunds of prior year state income taxes.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Operating Revenues
Operating revenues decreased 1.3% for the nine months ended September 30, 2015, compared to the same period of the prior year. In the Truckload segment, trucking revenues, net of fuel surcharge, increased 6.6% in the 2015 year-to-date period compared to the 2014 year-to-date period due primarily to a 3.7% increase in average revenues per tractor per week and a 2.8% increase in the average number of tractors in service. Average revenues per total mile, net of fuel surcharge, increased 3.3% in the first nine months of 2015 compared to the same period in 2014, and average monthly miles per tractor increased by 0.4%. Truckload segment fuel surcharge revenues for the nine months ended September 30, 2015 decreased $101.4 million or 37.8% when compared to the nine months ended September 30, 2014 due to lower average fuel prices in the 2015 period. VAS revenues increased 1.5%, from $292.1 million in the first nine months of 2014 to $296.5 million in the same 2015 period. VAS revenue growth was reduced due in part to significantly lower fuel prices in this first nine months of 2015 compared to the first nine months of 2014 which decreased VAS revenues.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.8% for the nine months ended September 30, 2015, compared to 93.2% for the nine months ended September 30, 2014. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $50.7 million or 11.8% in the first nine months of 2015 compared to the first nine months of 2014 and increased 3.6% as a percentage of operating revenues to 30.6%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and non-driver salaries and payroll related fringe benefits. When evaluated on a per-mile basis, driver and non-driver salaries, wages and benefits increased as well, which we primarily attribute to higher driver pay. Non-driver salaries, wages and benefits in the non-trucking VAS segment decreased 2.4%.
Fuel decreased $109.0 million or 40.4% in the first nine months of 2015 compared to the same period in 2014 and decreased 6.7% as a percentage of operating revenues due primarily to lower average diesel fuel prices. Average diesel fuel prices were $1.23 per gallon lower in the first nine months of 2015 than in the same 2014 period.
Supplies and maintenance increased $4.1 million or 2.9% in the first nine months of 2015 compared to the same period in 2014 and increased 0.4% as a percentage of operating revenues. Increased driver advertising, other driver related expenses and higher company driver miles in the first nine months of 2015 compared to same period in 2014 were primarily responsible for the increase in supplies and maintenance.

Taxes and licenses increased $2.9 million or 4.6% in the first nine months of 2015 compared to the same 2014 period and increased 0.3% as a percentage of operating revenues. The increase resulted from a higher company truck count, driving more miles in the year-to-date 2015 period and an increase in property taxes.
Insurance and claims increased $0.9 million or 1.5% in the first nine months of 2015 compared to the same period in 2014 and increased 0.1% as a percentage of operating revenues due primarily to the higher costs related to large dollar liability claims.
Depreciation expense increased $11.2 million or 8.5% in the first nine months of 2015 compared to the same 2014 period and increased 0.8% as a percentage of operating revenues due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months, as well as the growth in the number of company trucks. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.
Rent and purchased transportation expense decreased $13.1 million or 3.5% in the first nine months of 2015 compared to the same 2014 period and decreased 0.5% as a percentage of operating revenues due to reduced fuel prices. Rent and purchased transportation for the Truckload segment decreased $12.4 million in first nine months of 2015 compared to the same 2014 period. This decrease is due primarily to lower fuel prices that resulted in lower reimbursements to independent contractors for fuel and lower independent contractor miles in the first nine months of 2015 compared to the same period in 2014, offset partially by a higher average settlement rate per mile. VAS rent and purchased transportation expense decreased $2.1 million and as a percentage of VAS revenues decreased to 84.8% in the 2015 period from the 86.8% in the 2014 period. The VAS gross margin percentage improved because of our on-going efforts to address customer pricing, contractual and operational issues with VAS.
Communication and utilities increased $0.7 million or 6.6% in the first nine months of 2015 compared to the same 2014 period and did not change as a percentage of operating revenues. This increase is primarily due to higher communication costs in the 2015 year-to-date period compared to the 2014 year-to-date period.
Other operating expenses decreased $5.4 million in the first nine months of 2015 compared to the same period in 2014 and decreased 0.4% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) increased to $18.9 million in the nine months ended September 30, 2015 from $14.3 million in the nine months ended September 30, 2014. In the 2015 year-to-date period, we sold more trucks and trailers and realized higher average gains per truck and trailer sold. The 2015 year-to-date period included a $0.7 million gain from the sale of real estate, and the 2014 year-to-date period also included a $1.6 million gain from the sale of real estate.
Other Expense (Income)
Other expense (income) increased $1.3 million in the first nine months of 2015 compared to the same 2014 period and increased 0.1% as a percentage of operating revenues. Interest expense was higher in the first nine months of 2015 compared to first nine months of 2014 because we had a higher amount of average debt outstanding. We entered into an interest rate swap agreement in September 2014 that effectively fixed our interest rate at 2.5% for five years on debt of $75 million.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 39.3% for the first nine months of 2015 from 39.5% for the first nine months of 2014. The lower income tax rate for the first nine months of 2015 is attributed to lower projected non-deductible expenses and lower state income taxes, as well as certain state income tax refunds for prior periods.

Liquidity and Capital Resources:
During the nine months ended September 30, 2015, we generated cash flow from operations of $282.8 million, a 71% increase ($117.6 million) in cash flows compared to the same nine-month period a year ago. The increase in net cash provided by operating activities resulted primarily from a $61.5 million increase from general working capital activities (including $48.6 million related to accounts receivable due to the timing of customer payments and a $24.9 million decrease in income tax payments due primarily resulting from estimated income tax payments made in December 2014 that were higher than required due to tax regulation changes enacted after the payments were made) and a $21.1 million increase in net income. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities increased to $239.2 million for the nine-month period ended September 30, 2015 from $139.0 million for the nine-month period ended September 30, 2014. Net property additions (primarily revenue equipment) were $251.1 million for the nine-month period ended September 30, 2015, compared to $146.8 million during the same period of 2014. This increase occurred as we continued to lower the average age of our company truck fleet during 2015. As of September 30,

2015, we were committed to property and equipment purchases of approximately $106.9 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2015 to be in the range of $300 million to $325 million, compared to net capital expenditures in 2014 of $212.3 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.
Net financing activities used $19.8 million during the nine months ended September 30, 2015, and $2.1 million during the same period in 2014. During the nine-month period ended September 30, 2015, we made a $3.1 million note payment. During the nine-month period ended September 30, 2014, we repaid long-term debt totaling $40.0 million and borrowed $75.0 million of long-term debt. Our outstanding debt at September 30, 2015, was $75.0 million. We paid dividends of $10.8 million in the nine-month period ended September 30, 2015 and $10.9 million in the nine-month period ended September 30, 2014. Financing activities for the nine months ended September 30, 2015, also included common stock repurchases of 225,000 shares at a cost of $6.4 million compared to 1,200,000 shares at a cost of $30.6 million in the 2014 period. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of September 30, 2015, the Company had purchased 3,287,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,712,709 shares remaining available for repurchase.
Management believes our financial position at September 30, 2015 is strong. As of September 30, 2015, we had $45.9 million of cash and cash equivalents and $903.2 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of September 30, 2015, we had a total of $325.0 million of credit pursuant to three credit facilities (see Note 1 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for information regarding our credit agreements as of September 30, 2015), of which we had borrowed $75.0 million. The remaining $250.0 million of credit available under these facilities is reduced by the $31.0 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.
Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of September 30, 2015.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$8.4	$—	$—	$—	$—	$8.4
Long-term debt including current maturities	75.0	—	—	75.0	—	—
Interest payments on debt	7.5	1.9	3.8	1.8	—
Property and equipment purchase commitments	106.9	106.9	—	—	—	—
Total contractual cash obligations	$197.8	$108.8	$3.8	$76.8	$—	$8.4
Other Commercial Commitments
Unused lines of credit	$219.0	$—	$—	$219.0	$—	$—
Stand-by letters of credit	31.0	31.0	—	—	—	—
Total commercial commitments	$250.0	$31.0	$—	$219.0	$—	$—
Total obligations	$447.8	$139.8	$3.8	$295.8	$—	$8.4
As of September 30, 2015, we had unsecured committed credit facilities with three banks as well as a term commitment with one of those banks. In July 2015, we added a credit facility with U.S. Bank N.A. and amended our prior agreement with Wells Fargo Bank, N.A. We now have with Wells Fargo Bank, N.A. a $100 million credit facility which will expire on July 12, 2020 (prior to the recent amendment, it was a $175 million facility expiring May 31, 2016) and a $75 million term commitment with principal due and payable on September 15, 2019. We added in July a $75 million credit facility with U.S. Bank N.A. which will expire on July 13, 2020. We also have a $75 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under the credit facilities and term note bear variable interest (0.8066% at September 30, 2015) based on the London Interbank Offered Rate (“LIBOR”), with interest on the term note effectively fixed at 2.5% with an interest rate swap agreement. Interest payments on debt are based on the debt balance and interest rate at September 30, 2015. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of September 30, 2015, we had recorded an $8.4 million liability for unrecognized tax benefits. We expect none of it to be settled within the next twelve months and are unable to reasonably determine when the $8.4 million categorized as “period unknown” will be settled.
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
In September 2013, the Federal Motor Carrier Safety Administration (“FMCSA”) withdrew its proposed rule regarding minimum requirements for entry level driver training programs and later formed the Entry-Level Driver Training Advisory Committee (“ELDTAC”) to conduct a negotiated rulemaking to implement entry-level driver training provisions. In June 2015, the ELDTAC reached a consensus and forwarded its recommendations to the FMCSA. The FMCSA has not yet taken action on the ELDTAC's recommendations. This rule could materially impact the number of potential new drivers entering the industry, and we currently cannot predict how the adoption of such rules would affect our driver recruitment and the overall driver market.

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
New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during third quarter 2015.
Accounting Standards Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue recognition standard and to permit early adoption but no earlier than the original effective date (annual periods beginning after December 15, 2016); such decisions were documented in the FASB's ASU No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective

Date." As a result of the deferral, the new standard will become effective for us beginning January 1, 2018, unless we choose to adopt early on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and have not yet selected a transition method.
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
Other ASUs not effective until after September 30, 2015 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of September 30, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $2.0 million for third quarter 2015 and $1.0 million for third quarter 2014 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements.We had $75.0 million of debt outstanding at September 30, 2015, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of September 30, 2015, we had one effective interest rate swap agreement with a notional amount of $75.0 million to reduce our exposure to interest rate increases.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of September 30, 2015, the Company had purchased 3,287,291 shares pursuant to this authorization and had 4,712,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during the third quarter 2015 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 27, 2015

10.1	Severance Agreement and Release between the Registrant and Greg Werner	Filed herewith

10.2	Named Executive Officer Compensation	Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and Item 5.02 of the Company's Current Report on Form 8-K dated August 24, 2015

11	Statement Re: Computation of Per Share Earnings
See Note 4 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015

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

WERNER ENTERPRISES, INC.

Date: November 2, 2015	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 2, 2015	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary