Form 10-K
period 2015-12-31
WERNER ENTERPRISES INC
filed 2016-02-26
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[Mark one]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1.186 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported by Nasdaq).
As of February 18, 2016, 72,042,271 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 10, 2016, are incorporated in Part III of this report.

WERNER ENTERPRISES, INC.

This Annual Report on Form 10-K for the year ended December 31, 2015 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.
PART I

ITEM 1.	BUSINESS
General
We are a transportation and logistics company engaged primarily in transporting truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Value Added Services (“VAS”) division. We believe we are one of the largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19 and serves as our Chairman and Chief Executive Officer. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2015, we had a fleet of 7,450 trucks, of which 6,635 were company-operated and 815 were owned and operated by independent contractors. Our VAS division operated an additional 62 intermodal drayage trucks at the end of 2015.
We have two reportable segments – Truckload Transportation Services (“Truckload”) and VAS. You can find financial information regarding these segments and the geographic areas in which we conduct business in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
Our Truckload segment is comprised of the One-Way Truckload and Specialized Services units. One-Way Truckload includes the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States. Specialized Services provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, including services for products requiring specialized trailers such as flatbed or temperature-controlled trailers. Our Truckload fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by the U.S. Department of Transportation (“DOT”) and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service into and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, grocery products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.
Our VAS segment is a non-asset-based transportation and logistics provider. VAS is comprised of the following four operating units that provide non-trucking services to our customers: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (“Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iv) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes. Our Brokerage unit had transportation services contracts with approximately 12,920 carriers as of December 31, 2015.
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
We operate in the truckload and logistics sectors of the transportation industry. Our Truckload segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van, flatbed and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (expedited) or (iv) conversion of their private fleet to us (dedicated). In 2015, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 78% of total operating revenues, and non-trucking and other operating revenues (primarily VAS revenues) accounted for 22% of total operating revenues. Our VAS segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. VAS services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport and (iv) international. The VAS international services are provided through our domestic and global subsidiary companies and include (i) ocean, air and ground transportation services, (ii) door-to-door freight forwarding and (iii) customs brokerage. Most VAS international services are provided throughout North America and Asia with additional coverage throughout Australia, Europe, South America and Africa. VAS is a non-asset-based transportation and logistics provider that is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of Truckload and VAS, for the last three years under Item 7 of Part II of this Form 10-K.
We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our freight. During 2015, our largest 5, 10, 25 and 50 customers comprised 27%, 45%, 63% and 76% of our revenues, respectively. No single customer generated more than 10% of our revenues in 2015. The industry groups of our top 50 customers are 44% retail and consumer products, 28% grocery products, 13% manufacturing/industrial and 15% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. Most of our Specialized Services customer contracts are one to three years in length and may be terminated by either party upon 30 to 90 days’ notice following the expiration of the contract’s first year, and we review rates in these contracts annually.
Virtually all of our company and independent contractor tractors are equipped with communication devices. These devices enable us and our drivers to conduct two-way communication using standardized and freeform messages. This technology also allows us to plan and monitor shipment progress. We automatically monitor truck movement and obtain specific data on the location of all trucks in the fleet every 15 minutes. Using the real-time global positioning data obtained from the devices, we have advanced application systems to improve customer and driver service. Examples of such application systems include: (i) an electronic logging system which records and monitors drivers’ hours of service and integrates with our information systems to pre-plan driver shipment assignments based on real-time available driving hours; (ii) software that pre-plans shipments drivers can trade enroute to meet driver home-time needs without compromising on-time delivery schedules; and (iii) automated “possible late load” tracking that informs the operations department of trucks possibly operating behind schedule, allowing us to take preventive measures to avoid late deliveries. In 1998, we began a successful pilot program and subsequently became the first trucking company in the United States to receive an exemption from DOT to use a global positioning system-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. We have used electronic logging devices (“ELDs”) to monitor and enforce drivers' hours of service since 1996.
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
Employee Associates and Independent Contractors
As of December 31, 2015, we employed 9,192 drivers; 664 mechanics and maintenance associates for the trucking operation; 1,306 office associates for the trucking operation; and 1,163 associates for VAS, international and other non-trucking operations. We also had 815 independent contractors who provide both a tractor and a driver or drivers. None of our U.S., Canadian or Chinese associates are represented by a collective bargaining unit, and we consider relations with our associates to be good.
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

At times, there are driver shortages in the trucking industry. Availability of experienced drivers can be affected by (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in the economy; and (iii) individual drivers’ desire to be home more frequently. The driver market remained very challenging in 2015, and the supply of recent driver training school graduates continues to tighten. We believe that a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate, aging truck driver demographics and increased truck safety regulations are tightening driver supply. We believe our strong mileage utilization, financial strength and safety record are attractive to drivers when compared to many other carriers. Additionally, we believe our large percentage of driving jobs in shorter-haul operations (such as Dedicated and Regional) that allow drivers to return home more often is attractive to drivers.
We utilize recent driver training school graduates as a significant source of new drivers. These drivers have completed a training program at a driver training school, hold a commercial driver’s license (“CDL”) and are further trained by Werner-certified trainer drivers prior to that driver becoming a solo driver with their own truck. As mentioned above, the recruiting environment for recent driver training school graduates remained challenging in 2015. The availability of these drivers has been negatively impacted by the decreased availability of student loan financing for driver training schools. We own two driver training schools that operate a total of 15 driver training locations to assist with the training and development of drivers for our company and the industry.
As economic conditions improve, competition for experienced drivers and recent driver training school graduates may increase and could become more challenging in 2016. We cannot predict whether we will experience future shortages in the availability of experienced drivers or driver training school graduates. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain experienced drivers or driver training school graduates, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
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
Revenue Equipment
As of December 31, 2015, we operated 6,635 company tractors and 815 tractors owned by independent contractors in our Truckload segment. Our VAS segment operated an additional 62 company tractors at the end of 2015. The company tractors were manufactured by Freightliner (a Daimler company), Peterbilt and Kenworth (both divisions of PACCAR) and Volvo. We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency, and we have them set to not exceed 65 miles per hour.
The average age of our company truck fleet was 1.9 years at December 31, 2015, compared to 2.2 years at December 31, 2014. We increased our capital expenditures in 2015 to lower the average age of our truck fleet, and we currently expect to reduce our average truck age to approximately 1.5 years during 2016. As of December 31, 2015, nearly all of our company tractors had engines that comply with the U.S. Environmental Protection Agency (“EPA”) engine emissions standards that became effective for newly manufactured engines beginning in January 2010. All of our trucks are equipped with satellite tracking devices. Most of our new trucks purchased in 2015 have collision mitigation safety systems and a majority of new trucks purchased in 2015 have automatic manual transmissions.
We operated 24,090 company-owned trailers at December 31, 2015. This total is comprised of 22,560 dry vans; 184 flatbeds; 1,308 temperature-controlled trailers; and 38 specialized trailers. Most of our trailers were manufactured by Wabash National Corporation. As of December 31, 2015, nearly all of our dry van trailer fleet consisted of 53-foot composite (DuraPlate®) trailers. We also provide other trailer lengths, such as 48-foot and 57-foot trailers, to meet the specialized needs of certain customers. Approximately one third of our trailer fleet has satellite tracking; this is expected to grow to two thirds of our trailer fleet by the end of 2016.

Our wholly-owned subsidiary, Fleet Truck Sales, sells our used trucks and trailers. Fleet Truck Sales has been in business since 1992 and operates in six locations. We may also trade used trucks to original equipment manufacturers when purchasing new trucks.
Fuel
In 2015, we purchased approximately 98% of our fuel from a predetermined network of fuel stops throughout the United States. Of this 98%, approximately 96% was purchased from three large fuel stop vendors. We negotiate discounted pricing based on historical purchase volumes with these fuel stop vendors. Bulk fueling facilities are maintained at seven of our terminals and one dedicated customer location.
Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase and provide customers with the benefit of lower fuel costs when fuel prices decline. We do not generally recoup higher fuel costs for empty and out-of-route miles (which are not billable to customers) and truck idle time. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
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
The Federal Motor Carrier Safety Administration's (“FMCSA”) Compliance, Safety, Accountability, (“CSA”) safety initiative monitors the safety performance of both individual drivers and carriers. In December 2010, FMCSA made public on its website the Safety Measurement System (“SMS”), which includes monthly reports of specific safety rating measurement and percentile ranking scores for over 500,000 trucking companies. Through the SMS, the public could access carrier scores and data (including a carrier’s roadside safety inspection, out-of-service and moving violation histories) for five Behavior Analysis and Safety Improvement Categories (“BASICs”). On December 3, 2015, Congress passed a multi-year surface transportation reauthorization, the Fixing America's Surface Transportation (“FAST”) Act. Within the bill was a provision instructing FMCSA to commission a Transportation Research Board study of the accuracy of CSA SMS in identifying high risk carriers and predicting future crash risk and severity. FMCSA must submit the study to Congress and issue a corrective action plan to address the deficiencies identified in the study. Beginning the day after enactment of the FAST Act, information regarding carrier alerts or percentile ranks (i.e., scores) was removed from public view until FMCSA completes the corrective action plan. We will continue to monitor any CSA developments and continue our CSA compliance efforts.
On January 15, 2016, FMCSA released a proposal to change the method for assigning motor carriers' safety fitness determination (“SFD”). The proposed methodology would determine when a carrier is not fit to operate commercial motor vehicles in or affecting interstate commerce based on (i) the carrier's performance in relation to a fixed failure threshold established in the rule for five CSA categories; (ii) an investigation; or (iii) a combination of on-road safety data and investigation information. Currently, the assignment of an SFD follows the completion of a labor-intensive compliance review conducted at the carrier's place of business. These audits are primarily an assessment of paper records instead of on-road safety performance. The proposed SFD rule would replace the current three-tier federal rating system which assigns a rating of either “satisfactory”,“conditional”, or “unsatisfactory” to federally regulated commercial motor carriers (in place since 1982) with a single determination of “unfit,” which would require the carrier to either improve its operations or cease operations.
All truckload carriers are subject to the hours of service (“HOS”) regulations issued by FMCSA. In December 2011, FMCSA adopted and issued a final rule that amended the driver HOS regulations, which became effective July 1, 2013. The rule includes provisions which affect restart periods, rest breaks, on-duty time and penalties for violations. We modified and tested our electronic HOS system and began dispatching drivers under the revised HOS rules effective July 1, 2013. The Company believes these HOS changes negatively impacted miles per truck by two to three percent. We have taken steps to minimize the financial impact of the HOS changes. However, government restrictions of available driving hours will continue to negatively impact the productivity of some drivers and some fleets within our company. On August 2, 2013, the U.S. Court of Appeals for the D.C. Circuit issued its decision related to petitions of the rule changes by the trucking industry association and consumer advocate groups. The court generally affirmed FMCSA's final rule and vacated only the application of the 30-minute rest break to short-haul drivers as defined in 49 CFR 395.1(e). On December 13, 2014, Congress passed the Consolidated and Further Continuing Appropriations Act of 2015 which for one year temporarily suspended the requirement that all qualifying restarts contain two consecutive periods of time between 1:00 a.m. and 5:00 a.m. and that it can only be used once every 168 hours (or seven days). In addition, FMCSA was required to study the safety impact caused by the restart rule which became effective on July 1, 2013. The restart rule reverted back to the simple 34-hour restart in effect from 2003 to June 30, 2013. We believe this has reduced the negative impact of the July 1, 2013 HOS changes during the one year suspension period. On December 18, 2015, the Consolidated Appropriations Act of 2016 was passed by Congress with HOS language that was intended to provide additional certainty for the industry. The language was to require the FMCSA study to demonstrate results with statistically significant improvements in safety and driver health, among other things, before the agency could reinstate the 34-hour restart rule including the restrictions that became effective in July 2013. Unfortunately, the new legislation did not include language specifically stipulating that the industry would continue to operate under the old 2003 restart rules if the study does not conclude that the restrictions offer significant improvements. Due to this oversight, there is now a risk of the restart provisions being eliminated unless the error is corrected, or the restart provisions could be changed from the current rule.
On January 31, 2011, FMCSA issued proposed rules regarding the required installation and use of electronic logging devices (“ELDs”) by nearly all carriers to enhance the monitoring and enforcement of the driver HOS rules. Federal legislation required DOT to promulgate rules and regulations mandating the use of ELDs by July 2013 with full adoption for all trucking companies by no later than July 2015. However, FMCSA did not issue the final rule until December 10, 2015, and carriers have until December 2017 to adopt and use compliant ELDs. We are the recognized industry leader for electronic logging of driver hours as we proactively adopted a paperless log system in 1996 that was subsequently approved for our use by FMCSA in 1998. In order to improve compliance, and by extension safety performance and leveling the field upon which carriers compete, Werner supports a broad-based mandate for ELDs.
In May 2011, FMCSA published a final rule that (i) sets new standards that must be met before states issue commercial learner’s permits (“CLP”), (ii) revises the knowledge and skills testing standards that must be met to obtain both a CLP and a CDL, and (iii) improves anti-fraud measures with the CDL program. States were expected to comply with and start enforcing the new requirements as of July 8, 2015. In September 2013, FMCSA withdrew its proposed rule regarding minimum requirements for entry-level driver training programs and later formed the Entry-Level Driver Training Advisory Committee (“ELDTAC”) to conduct negotiated rulemaking to implement entry-level driver training provisions. In June 2015, the ELDTAC reached a consensus and forwarded its recommendations to FMCSA. FMCSA has not yet taken action on the ELDTAC's recommendations as the proposed rule has yet to published. This rule could materially impact the number of potential new drivers entering the industry, and we currently cannot predict how the adoption of such rules would affect our driver recruitment and the overall driver market.
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
The EPA mandated a series of stringent engine emissions standards for all newly manufactured truck engines, which became effective in October 2002, January 2007 and January 2010, resulting in increases in the costs of new trucks. The 2010 regulations required a significant decrease in particulate matter (soot and ash) and nitrogen oxide emitted from on-road diesel engines. Engine manufacturers responded to the 2010 standards by modifying engines to produce cleaner combustion with selective catalytic reduction (“SCR”) technologies to remove pollutants from exhaust gases exiting the combustion chamber. The SCR technology also requires the ongoing periodic use of a urea-based diesel exhaust fluid. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards but are more fuel efficient. As of December 31, 2015, nearly all of our company tractors had engines that comply with the 2010 emission standards.

The State of California enacted restrictions on transport refrigeration unit (“TRU”) emissions that require companies to operate compliant TRUs in California. The California regulations apply not only to California intrastate carriers, but also to carriers outside of California who wish to enter the state with TRUs. In January 2009, the EPA enabled California to phase in its Low-Emission TRU In-Use Performance Standards over several years. Enforcement of California’s in-use performance standards for TRU engines began in January 2010 for 2002 and older TRUs and will be phased in annually for later model years. We have complied with all compliance deadlines through December 31, 2015 that applied to model year 2008 and older TRU engines. California also required the registration of all California-based TRUs by July 31, 2009. For compliance purposes, we completed the California TRU registration process and continue to structure our plan to operate compliant TRUs over the next several years as the regulations apply to newer model years.
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
At times, the trucking industry has experienced driver shortages. Driver availability may be affected by changing workforce demographics, alternative employment opportunities, national unemployment rates, freight market conditions, availability of financial aid for driver training schools and changing industry regulations. If such a shortage were to occur and additional driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases. Additionally, a shortage of drivers could result in idled equipment, which could affect our profitability.
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
To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
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
A significant portion of our revenue is generated from key customers. During 2015, our largest 5, 10 and 25 customers accounted for 27%, 45% and 63% of revenues, respectively. No single customer generated more than 10% of our revenues in 2015, and our largest customer accounted for 7% of our revenues in 2015. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Our contractual relationships with our Specialized Services customers are typically one to three years in length and may be terminated by either party upon 30 to 90 days’ notice following the expiration of the contract’s first year, and we review rates in these contracts annually. We cannot provide any assurance that key customer relationships will continue at the same levels. If a key customer substantially reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis and review individual past-due balances and collection concerns. However, a key customer’s financial failure may negatively affect our results of operations.
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
We have not received any written comments from SEC staff regarding our periodic or current reports that were issued 180 days or more preceding the end of our 2015 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES
Our headquarters are located on approximately 197 acres near U.S. Interstate 80 west of Omaha, Nebraska, 107 acres of which are undeveloped. Our headquarters office building includes a computer center, drivers’ lounges, cafeteria and company store. The Omaha headquarters also includes a driver training facility, equipment maintenance and repair facilities and a sales office for selling used trucks and trailers. These maintenance facilities contain a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers, two paint booths and a reclaim center. Our headquarter facilities have suitable space available to accommodate planned needs for at least the next three to five years.

We also have several terminals throughout the United States, consisting of office and/or maintenance facilities. Our terminal locations are described below:

Location	Owned or Leased	Description	Segment
Omaha, Nebraska	Owned	Corporate headquarters, maintenance, truck sales	Truckload, VAS, Corporate
Omaha, Nebraska	Owned	Disaster recovery, warehouse	Corporate
Phoenix, Arizona	Owned	Office, maintenance	Truckload
Fontana, California	Owned	Office, maintenance, truck sales	Truckload
Denver, Colorado	Owned	Office, maintenance	Truckload
Atlanta, Georgia	Owned	Office, maintenance, truck sales	Truckload, VAS
Indianapolis, Indiana	Leased	Office, maintenance	Truckload
Springfield, Ohio	Owned	Office, maintenance, truck sales	Truckload
Allentown, Pennsylvania	Leased	Office, maintenance	Truckload
Dallas, Texas	Owned	Office, maintenance, truck sales	Truckload, VAS
Laredo, Texas	Owned	Office, maintenance, transloading, truck sales	Truckload, VAS
Lakeland, Florida	Leased	Office	Truckload
El Paso, Texas	Owned	Office, maintenance	Truckload
Brownstown, Michigan	Owned	Maintenance	Truckload
Newbern, Tennessee	Leased	Maintenance	Truckload
Chicago, Illinois	Leased	Maintenance	Truckload

We currently lease (i) small sales offices, brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico, Canada and China. We own (i) a 96-room motel located near our Omaha headquarters; (ii) a 71-room private driver lodging facility at our Dallas terminal; (iii) a warehouse facility in Omaha; and (iv) a terminal facility in Queretaro, Mexico, which we lease to a related party (see Note 9 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We also have 50% ownership in a 125,000 square-foot warehouse located near our headquarters in Omaha. The Fleet Truck Sales network currently has six locations, which are located in certain of our terminals listed above. Our driver training schools currently operate in 15 locations.

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
Since August 1, 2004, our self-insured retention (“SIR”) and deductible amount for liability claims has been $2.0 million, plus administrative expenses, for each occurrence involving bodily injury or property damage. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. The following table reflects the SIR/deductible levels and aggregate amounts of liability for bodily injury and property damage claims since August 1, 2012:

Coverage Period	Primary Coverage	Primary Coverage SIR/Deductible
August 1, 2012 – July 31, 2013	$5.0 million	$2.0 million (1)
August 1, 2013 – July 31, 2014	$5.0 million	$2.0 million (1)
August 1, 2014 – July 31, 2015	$5.0 million	$2.0 million (1)
August 1, 2015 – July 31, 2016	$5.0 million	$2.0 million (1)

(1)	Subject to an additional $8.0 million aggregate in the $2.0 to $5.0 million layer.

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
We are responsible for workers’ compensation claims up to $1.0 million per claim and have premium-based insurance coverage for individual claims above $1.0 million. We also maintain a $29.8 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol “WERN”. The following table sets forth, for the quarters indicated from January 1, 2014 through December 31, 2015, (i) the high and low trade prices per share of our common stock quoted on the NASDAQ Global Select MarketSM and (ii) our dividends declared per common share.

	2015			2014
	High	Low	Dividends Declared Per Common Share	High	Low	Dividends Declared Per Common Share
Quarter Ended:
March 31	$33.42	$28.08	$0.05	$26.87	$24.26	$0.05
June 30	31.70	25.78	0.05	27.01	24.72	0.05
September 30	29.34	25.08	0.06	27.04	24.31	0.05
December 31	28.29	22.45	0.06	31.71	23.50	0.05

As of February 18, 2016, our common stock was held by 261 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low trade prices per share of our common stock in the NASDAQ Global Select MarketSM as of February 18, 2016 were $27.06 and $26.56, respectively.
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

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Werner Enterprises, Inc. (WERN)	$100	$110	$107	$123	$156	$118
Standard & Poor’s 500	$100	$102	$118	$157	$178	$181
NASDAQ Trucking Group (SIC Code 42)	$100	$103	$112	$160	$183	$158
Assuming the investment of $100 on December 31, 2010, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and an index of other companies included in the trucking industry (NASDAQ Trucking Group – Standard Industrial Classification Code 42) over the same period. Our stock price was $23.39 as of December 31, 2015. This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2015.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of December 31, 2015, the Company had purchased 3,287,291 shares pursuant to this authorization and had 4,712,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during the fourth quarter of 2015 by either the Company or any “affiliated purchaser”, as defined by Rule 10b-18 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of Part II of this Form 10-K.

(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Operating revenues	$2,093,529	$2,139,289	$2,029,183	$2,036,386	$2,002,850
Net income	123,714	98,650	86,785	103,034	102,757
Diluted earnings per share	1.71	1.36	1.18	1.40	1.40
Cash dividends declared per share	0.22	0.20	0.20	1.70	0.70
Total assets	1,613,684	1,480,462	1,354,097	1,334,900	1,302,416
Total debt	75,000	75,000	40,000	90,000	—
Stockholders’ equity	935,654	833,860	772,519	714,897	725,147
Book value per share (1)	13.00	11.58	10.62	9.76	9.95
Return on average stockholders’ equity (2)	14.1%	12.4%	11.7%	13.6%	14.5%
Return on average total assets (3)	8.0%	7.0%	6.5%	7.7%	8.3%
Operating ratio (consolidated) (4)	90.4%	92.5%	93.1%	91.6%	91.3%

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for 2015 to 2014, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

	2015		2014		2013		Percentage Change in Dollar Amounts
(Amounts in thousands)	$	%	$	%	$	%	2015 to 2014 (%)	2014 to 2013 (%)
Operating revenues	$2,093,529	100.0	$2,139,289	100.0	$2,029,183	100.0	(2.1)	5.4

Operating expenses:
Salaries, wages and benefits	639,908	30.6	584,006	27.3	545,419	26.9	9.6	7.1
Fuel	204,583	9.8	346,058	16.2	371,789	18.3	(40.9)	(6.9)
Supplies and maintenance	190,114	9.1	188,437	8.8	179,172	8.8	0.9	5.2
Taxes and licenses	89,646	4.3	85,468	4.0	86,686	4.3	4.9	(1.4)
Insurance and claims	80,848	3.9	80,375	3.7	71,177	3.5	0.6	12.9
Depreciation	193,209	9.2	176,984	8.3	173,019	8.5	9.2	2.3
Rent and purchased transportation	480,624	22.9	498,782	23.3	456,885	22.5	(3.6)	9.2
Communications and utilities	15,121	0.7	14,220	0.7	13,506	0.7	6.3	5.3
Other	(980)	(0.1)	4,871	0.2	(8,196)	(0.4)	(120.1)	159.4
Total operating expenses	1,893,073	90.4	1,979,201	92.5	1,889,457	93.1	(4.4)	4.7

Operating income	200,456	9.6	160,088	7.5	139,726	6.9	25.2	14.6
Total other expense (income)	(705)	—	(1,686)	(0.1)	(1,985)	(0.1)	58.2	15.1
Income before income taxes	201,161	9.6	161,774	7.6	141,711	7.0	24.3	14.2
Income taxes	77,447	3.7	63,124	3.0	54,926	2.7	22.7	14.9
Net income	$123,714	5.9	$98,650	4.6	$86,785	4.3	25.4	13.7

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	2015		2014		2013
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$1,411,099		$1,332,879		$1,287,656
Trucking fuel surcharge revenues	212,489		349,763		354,616
Non-trucking and other operating revenues	21,286		19,495		15,582
Operating revenues	1,644,874	100.0	1,702,137	100.0	1,657,854	100.0
Operating expenses	1,455,024	88.5	1,549,145	91.0	1,538,257	92.8
Operating income	189,850	11.5	152,992	9.0	119,597	7.2

Truckload Transportation Services	2015	2014	2013
Operating ratio, net of fuel surcharge revenues (1)	86.7%	88.7%	90.8%
Average revenues per tractor per week (2)	$3,732	$3,655	$3,457
Average trip length in miles (loaded)	482	473	453
Average percentage of empty miles (3)	12.4%	12.1%	12.5%
Average tractors in service	7,271	7,013	7,162
Total trailers (at year end)	22,630	22,305	21,980
Total tractors (at year end):
Company	6,635	6,400	6,380
Independent contractor	815	650	670
Total tractors	7,450	7,050	7,050

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

	2015		2014		2013
Value Added Services (amounts in thousands)	$	%	$	%	$	%
Operating revenues	$393,174	100.0	$390,645	100.0	$361,384	100.0
Rent and purchased transportation expense	332,168	84.5	338,625	86.7	305,582	84.6
Gross margin	61,006	15.5	52,020	13.3	55,802	15.4
Other operating expenses	44,108	11.2	44,485	11.4	41,138	11.3
Operating income	$16,898	4.3	$7,535	1.9	$14,664	4.1

Value Added Services	2015	2014	2013
Average tractors in service	56	50	45
Total trailers (at year end)	1,460	1,670	1,725
Total tractors (at year end)	62	55	49
2015 Compared to 2014
Operating Revenues
Operating revenues decreased 2.1% in 2015 compared to 2014. When comparing 2015 to 2014, the Truckload segment revenues decreased $57.3 million, or 3.4%, and the VAS segment revenues increased $2.5 million, or 0.6%. The significantly lower fuel prices in 2015 compared to 2014 resulted in lower fuel surcharge revenues in the Truckload segment and lower revenues in the VAS segment.
Assessing freight demand within the Truckload segment, 2014 and 2015 were cyclically contrasting years. 2014 provided the benefits of gradually improving demand from a strengthening economy and constrained supply due to a tight driver market and increasing safety regulations. Freight demand in 2015 did not strengthen as the year progressed, as the rate of economic growth slowed. The truckload sector also experienced supply increases in 2015 as small carrier confidence rose as a result of better rates in 2014 and much lower fuel prices beginning in late 2014. Finally, as 2015 ended, truckload supply began to stabilize as truck orders declined significantly and safety regulators finalized the electronic logging device regulations. Freight demand thus far in 2016 has been seasonally consistent with the same periods of 2013, 2012, 2011. Compared to the same periods in 2015 and 2014, freight demand was not as strong.
Trucking revenues, net of fuel surcharge, increased 5.9% in 2015 compared to 2014 due to a 3.7% increase in average number of tractors in service and a 2.1% increase in average revenues per tractor per week, net of fuel surcharge revenues. Average revenues per total mile, net of fuel surcharge revenues, increased 2.6% and average miles per truck declined by 0.5% in 2015 compared to 2014.

We continue to make progress implementing sustainable rate increases with our customers during 2015. These efforts are on-going as we move forward in 2016 and work to recoup the cost increases associated with more expensive equipment, a shrinking supply of qualified drivers and an increasingly challenging regulatory environment.
The average number of tractors in service in the Truckload segment increased 3.7% to 7,271 in 2015 from 7,013 in 2014, an increase of 258 tractors. Following an ongoing and intense company-wide focus to improve our driver recruiting and retention, we ended 2015 with 7,450 tractors in the Truckload segment (3,675 in our Specialized Services unit and 3,775 in our One-Way Truckload unit). We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 39.2% to $212.5 million in 2015 from $349.8 million in 2014 because of lower average fuel prices in 2015. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
VAS revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS also recorded revenue and brokered freight expense of $1.3 million in 2015 and $2.9 million in 2014 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenues by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. VAS revenues increased 0.6% to $393.2 million in 2015 from $390.6 million in 2014. VAS gross margin dollars increased 17.3% to $61.0 million in 2015 from $52.0 million in 2014, and the VAS gross margin percentage improved to 15.5% in 2015 from 13.3% in 2014. VAS results for 2014 were negatively impacted by lower gross margin percentages for contractual business due to rising third-party carrier costs in a tight capacity market as well as regional capacity issues related to the second quarter 2014 start-up of a large VAS customer. We addressed several customer pricing, contractual and operational issues within VAS in fourth quarter 2014 which resulted in improved VAS financial performance in 2015. The VAS operating income percentage improved to 4.3% in 2015 from 1.9% in 2014.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.4% in 2015 compared to 92.5% in 2014. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $55.9 million or 9.6% in 2015 compared to 2014 and increased 3.3% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver salaries and payroll related fringe benefits due to higher driver pay rates and more company trucks and miles in 2015. We also recorded a total of $3.9 million of expense in 2015 related to a class action suit involving an employment related claim and a separation agreement for an executive resignation. When evaluated on a per-mile basis, driver and non-driver salaries, wages and benefits increased as well, which we attribute primarily to higher driver pay. In mid-August 2014, we increased pay by varying percentage amounts for many drivers within our One-Way Truckload unit. We also increased driver pay in multiple Dedicated fleets in 2014 and 2015. Non-driver salaries, wages and benefits in the non-trucking VAS segment decreased 1.6% in 2015 compared to 2014.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2015. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers' compensation insurance premiums for the policy year beginning April 2015 were similar to those for the previous policy year.
The driver recruiting market remained very challenging in 2015. Several difficult market factors persisted, including a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate, aging truck driver demographics and increased truck safety regulations. Following our mid-August 2014 pay changes and an ongoing and intense company-wide focus to improve our driver and retention, our driver retention metrics improved. During fourth quarter 2015, we announced strategic and targeted company driver and independent contractor per-mile increases in our One-Way Truckload business unit, totaling slightly more than $10 million on an annualized basis to nearly 20% of our drivers. Most of these increases became effective January 2016. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $141.5 million or 40.9% in 2015 compared to 2014 and decreased 6.4% as a percentage of operating revenues due to (i) lower average diesel fuel prices and (ii) improved miles per gallon ("mpg"). Average diesel fuel prices in 2015 were $1.18 per gallon lower than in 2014, a 41% decrease. These decreases were partially offset by higher company truck miles in 2015.
We continue to employ measures to improve our fuel mpg, including (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet including new trucks with EPA 2010 compliant engines, more aerodynamic truck features, idle reduction systems, trailer tire inflation systems, trailer skirts and automated manual transmissions to reduce our fuel gallons purchased. However, fuel savings from mpg improvement is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid (required in certain tractors with engines that meet the 2010 EPA emission standards). Although our fuel management programs require significant capital investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as an EPA SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.
For the first eight weeks of 2016, the average diesel fuel price per gallon was approximately $0.71 lower than the average diesel fuel price per gallon in the same period of 2015 and approximately $0.75 lower than the average for first quarter 2015.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $1.7 million or 0.9% in 2015 compared to 2014 and increased 0.3% as a percentage of operating revenues. Driver advertising and other driver related expenses were higher in 2015 than in 2014. These increases were partially offset by lower tractor maintenance costs in 2015 due to a lower average age of company trucks in 2015 when compared to 2014.
Taxes and licenses increased $4.2 million or 4.9% in 2015 compared to 2014 and increased 0.3% as a percentage of operating revenues due to more miles in 2015 than in 2014, resulting from an increase in the average tractors in service, and an increase in property taxes. These increases were partially offset by a higher mpg in 2015 compared to 2014. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.
Insurance and claims increased $0.5 million or 0.6% in 2015 compared to 2014 and increased 0.2% as a percentage of operating revenues. The increase in 2015 compared to 2014 is primarily the result of higher expense on large dollar liability claims, partially offset by a decrease in expense related to cargo claims. Most of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2015, and continue to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. See Item 3 of Part I of this Form 10-K for information on our bodily injury and property damage coverage levels since August 1, 2012. Our liability and cargo insurance premiums for the policy year that began August 1, 2015, are slightly lower than premiums for the previous policy year on a per-mile basis.
Depreciation increased $16.2 million or 9.2% in 2015 compared to 2014 and increased 0.9% as a percentage of operating revenues. This expense increase is due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold, as well as the growth in the number of company trucks. In addition, the purchase of new trailers to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.
Depreciation expense has been historically affected by a series of changes to engine emissions standards imposed by the EPA that became effective in October 2002, January 2007 and January 2010, resulting in increased truck purchase costs. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. As of December 31, 2015, nearly all of our company tractors had engines that comply with the 2010 emissions standards.

Rent and purchased transportation expense decreased $18.2 million or 3.6% in 2015 compared to 2014 and decreased 0.4% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. VAS rent and purchased transportation expense decreased $6.5 million, despite higher VAS revenues, and decreased to 84.5% of VAS revenues in 2015 from 86.7% in 2014. This decrease was due primarily to our ongoing efforts to address customer pricing, contractual and operational issues within VAS.
Rent and purchased transportation expense for the Truckload segment decreased $13.0 million in 2015 compared to 2014. This decrease is due primarily to lower fuel prices that resulted in lower reimbursement to independent contractors for fuel and a higher average independent contractor settlement rate per mile in 2015 compared to 2014. In mid-August 2014 and in November 2015, we increased the per-mile settlement rate for certain independent contractors. Independent contractor miles as a percentage of total miles were 11.9% in 2015 and 12.1% in 2014.
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
Communications and utilities increased $0.9 million or 6.3% in 2015 compared to 2014 but did not change as a percentage of operating revenues. The increase is due to higher equipment tracking expenses and higher communication costs.
Other operating expenses decreased $5.9 million in 2015 compared to 2014 and decreased 0.3% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets increased to $23.2 million in 2015 from $19.3 million in 2014, a $3.9 million increase. In 2015, we sold more trucks and trailers than in 2014. We realized higher average gains per trailer sold, while average gains per truck sold were flat. The used truck market weakened in fourth quarter 2015, causing lower pricing. We expect this trend to continue in 2016. We also realized $0.7 million in gains from the sale of real estate in 2015 compared to $1.6 million in 2014. Other operating expenses were lower in 2015 than in 2014.
Other Expense (Income)
Other expense (income) increased $1.0 million in 2015 compared to 2014 and increased 0.1% as a percentage of operating revenues. Interest expense was higher in 2015 compared to 2014 because we recorded a full year of interest expense in 2015 after entering into an interest rate swap agreement in September 2014 that effectively fixed our interest rate at 2.5% for five years on debt of $75 million.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 38.5% for 2015 from 39.0% in 2014. The lower income tax rate in 2015 is primarily attributed to favorable tax adjustments for the remeasurement of uncertain tax positions in 2015 and the effect of higher pre-tax income which caused non-deductible expenses to comprise a lower percentage.
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

Trucking revenues, net of fuel surcharge, increased 3.5% in 2014 compared to 2013 due to a 5.7% increase in average revenues per tractor per week, net of fuel surcharge, partially offset by a 2.1% decrease in the average number of tractors in service. Average miles per truck improved by 2.7% and our empty mile percentage was 3.1% lower in 2014 than in 2013. Average revenues per total mile, net of fuel surcharge, increased 3.0% in 2014 compared to 2013. Several factors had a positive impact on our average revenues per tractor per week and profitability, while at the same time reduced the percentage increase in our revenue per total mile. Our average trip length increased by 4.4% in 2014 compared to 2013, and longer length of haul shipments generally have a lower rate per mile due to productivity benefits. Noting the improved freight market in 2014 compared to 2013, during 2014 we accepted less brokerage freight (in which rates are inclusive of fuel) and instead supported our customers with additional capacity priced with a base rate per mile and a fuel surcharge per mile. Finally, customer changes in fuel surcharge programs had a neutral impact on profitability but an adverse effect on revenue per total mile, net of fuel surcharge. A few large customers modified their fuel surcharge programs to "zero peg" in the past 12 months, which shifted revenues from base rates to fuel surcharges. A zero peg fuel surcharge program starts with a base fuel price per gallon (the minimum price for fuel, above which a customer pays fuel surcharge) of zero rather than a base fuel price per gallon more commonly ranging from $1.10 to $1.20.
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
Trucking fuel surcharge revenues decreased 1.4% to $349.8 million in 2014 from $354.6 million in 2013 because of lower average fuel prices in 2014, which more than offset the impact of the less brokerage freight and zero peg fuel surcharge items described above and the effect of higher miles.
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
Operating Expenses
Our operating ratio was 92.5% in 2014 compared to 93.1% in 2013. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.
Salaries, wages and benefits increased $38.6 million or 7.1% in 2014 compared to 2013 and increased 0.4% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and non-driver salaries. When evaluated on a per-mile basis, driver and non-driver salaries, wages and benefits increased as well, which we attribute primarily to higher driver pay. In mid-August 2014, we increased pay by varying percentage amounts for many drivers within our One-Way Truckload unit. In 2014, we also increased driver pay in multiple Dedicated fleets, most of which were funded by customer rate increases to ensure capacity. Non-driver salaries, wages and benefits in the non-trucking VAS segment decreased 0.3% in 2014 compared to 2013.
We renewed our workers' compensation insurance coverage for the policy year beginning April 1, 2014. Our coverage levels were the same as the prior policy year. We continued to maintain a self-insurance retention of $1.0 million per claim. Our workers' compensation insurance premiums for the policy year beginning April 2014 were similar to those for the previous policy year.
The driver recruiting and retention market was more challenging in 2014 compared to 2013. We hired 3.4% fewer drivers in 2014 compared to 2013, and the difficult driver market made it challenging to achieve our truck goal for the Truckload segment. We believe that a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate and job competition from the housing construction and manufacturing industries were all contributing factors. Following our mid-August pay changes, our driver retention metrics improved.

Fuel decreased $25.7 million or 6.9% in 2014 compared to 2013 and decreased 2.1% as a percentage of operating revenues due to (i) lower average diesel fuel prices and (ii) slightly improved miles per gallon ("mpg"). Average diesel fuel prices in 2014 were 19 cents per gallon lower than in 2013, a 6% decrease. These decreases were partially offset by higher company truck miles.
During 2014, we continued to employ measures to improve our fuel mpg and invest in fuel saving equipment solutions, which were also intended to lessen environmental impact. These measures resulted in an improvement in mpg in 2014 compared to 2013. However, fuel savings from the mpg improvement is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid.
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
Insurance and claims increased $9.2 million or 12.9% in 2014 compared to 2013 and increased 0.2% as a percentage of operating revenues. The increase in 2014 compared to 2013 is primarily the result of an increase in the reserves for prior period claims (unfavorable development) related to large dollar liability claims. Higher expense on new smaller dollar liability claims was nearly offset by better development on small claims (favorable development in 2014 compared to unfavorable development in 2013). We renewed our liability insurance policies on August 1, 2014, and continued to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. Our liability and cargo insurance premiums for the policy year that began August 1, 2014, are slightly lower than premiums for the previous policy year on a per-mile basis.
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
Rent and purchased transportation expense for the Truckload segment increased $5.3 million in 2014 compared to 2013. This increase is due primarily to higher third-party capacity provider costs for shipments delivered to or from Mexico because of volume increases and a higher average independent contractor pay per mile in 2014 compared to 2013. In August 2014, we increased the per-mile settlement rate for certain owner-operators. Independent contractor miles as a percentage of total miles were 12.1% in 2014 and 12.2% in 2013.
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
Liquidity and Capital Resources:

During the year ended December 31, 2015, we generated cash flow from operations of $370.4 million, a 79.3% increase ($163.8 million), compared to the year ended December 31, 2014. This increase in net cash provided by operating activities is attributed primarily to a $76.6 million increase from general working capital activities (including a $50.8 million increase in cash flows related to accounts receivable due to the timing of customer payments) and a $25.1 million increase in net income. Our income tax payments were also $41.6 million lower in 2015 due to the timing of enacting tax regulation changes at the end of 2014 and 2015. Cash flow from operations decreased $25.9 million in 2014 from 2013, or 11.1%. This decrease is attributed primarily to a $14.6 million decrease in cash flows related to accounts receivable and a $10.8 million increase in income tax payments. We were able to make net capital expenditures, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our existing credit facilities.
Net cash used in investing activities increased by $132.0 million to $335.5 million in 2015 from $203.5 million in 2014 and increased by $63.2 million from $140.3 million in 2013. Net property additions (primarily revenue equipment) were $351.5 million for the year ended December 31, 2015 compared to $212.3 million during the same period of 2014 and $151.9 million during 2013. Net property additions were higher in 2015 and 2014 than in 2013 because starting in the second half of 2014, we increased our capital expenditures to lower the average age of our truck fleet. As of December 31, 2015, we were committed to property and equipment purchases of approximately $112.0 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2016 to be in the range of $400 million to $450 million, which we expect will enable us to further reduce the average age of our truck fleet. If the freight market shows significant weakness during 2016, we will consider adjusting our capital expenditures accordingly. We intend to fund these net capital expenditures in 2016 through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.
Net financing activities used $25.0 million in 2015, $3.7 million in 2014 and $83.5 million in 2013. During the year ended December 31, 2015, we borrowed and repaid $10.0 million of debt. Our outstanding debt at December 31, 2015 totaled $75.0 million. During 2014, we borrowed $85.0 million and repaid $50.0 million of debt, and in 2013 we borrowed $10.0 million and repaid $60.0 million. We also made a $3.1 million note payment in 2015. We paid quarterly dividends of $15.1 million in 2015, $14.4 million in 2014 and $14.6 million in 2013. We increased our quarterly dividend rate by $0.01 per share, or 20%, beginning with the dividend paid in October 2015. Financing activities for the year ended December 31, 2015, also included common stock repurchases of 225,000 shares at a cost of $6.4 million, compared to $30.6 million in 2014 (1,200,000 shares) and $20.1 million in 2013 (821,091 shares). From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends on stock market conditions and other factors. As of December 31, 2015, the Company had purchased 3,287,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,712,709 shares remaining available for repurchase.
Management believes our financial position at December 31, 2015 is strong. As of December 31, 2015, we had $31.8 million of cash and cash equivalents and $935.7 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of December 31, 2015, we had a total of $325.0 million of credit pursuant to three credit facilities (see Note 2 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for information regarding our credit agreements as of December 31, 2015), of which we had borrowed $75.0 million. The remaining $250.0 million of credit available under these facilities is reduced by the $31.0 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2015.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year (2016)	1-3 years (2017-2018)	3-5 years (2019-2020)	More than 5 years (After 2020)	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$7.7	$—	$—	$—	$—	$7.7
Long-term debt, including current maturities	75.0	—	—	75.0	—	—
Interest payments on debt	7.0	1.9	3.8	1.3	—	—
Property and equipment purchase commitments	112.0	112.0	—	—	—	—
Total contractual cash obligations	$201.7	$113.9	$3.8	$76.3	$—	$7.7
Other Commercial Commitments
Unused lines of credit	$219.0	$—	$—	$219.0	$—	$—
Stand-by letters of credit	31.0	31.0	—	—	—	—
Total commercial commitments	$250.0	$31.0	$—	$219.0	$—	$—
Total obligations	$451.7	$144.9	$3.8	$295.3	$—	$7.7
As of December 31, 2015, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100 million credit facility which will expire on July 12, 2020, and a $75 million term commitment with principal due and payable on September 15, 2019. On July 13, 2015, we amended our existing credit agreement, dated June 1, 2012, as previously amended, with Wells Fargo Bank, N.A. This amendment lowered the maximum principal amount of the unsecured line of credit to $100 million from $175 million and extended the term of the credit agreement to July 12, 2020. Also on July 13, 2015, we entered into a new credit agreement with U.S. Bank, N.A. The new credit agreement is an unsecured line of credit of $75 million and expires on July 13, 2020. On March 5, 2015, we replaced our existing $75 million credit agreement with BMO Harris Bank, N.A., with a new credit agreement. The new BMO Harris Bank, N.A., agreement includes a $75 million credit facility which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest (0.93% at December 31, 2015) based on the London Interbank Offered Rate (“LIBOR”), with interest on the term note effectively fixed at 2.5% with an interest rate swap agreement. Interest payments on debt are based on the debt balance and interest rate at December 31, 2015. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of December 31, 2015, we had recorded a $7.7 million liability for unrecognized tax benefits. We are unable to reasonably determine when the $7.7 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
We began leasing certain tractors under non-cancelable operating leases in May 2011. During second quarter 2015, we satisfied all lease agreements and have no future payment obligation under these leases at December 31, 2015.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of December 31, 2015, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $3.9 million in 2015, $3.6 million in 2014, and $0.5 million in 2013 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 17.21 Pesos to $1.00 at December 31, 2015 compared to 14.72 Pesos to $1.00 at December 31, 2014 and 13.08 Pesos to $1.00 at December 31, 2013.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75.0 million of debt outstanding at December 31, 2015, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of December 31, 2015, we had one effective interest rate swap agreement with a notional amount of $75.0 million to reduce our exposure to interest rate increases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Werner Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Werner Enterprises, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Omaha, Nebraska
February 26, 2016

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Operating revenues	$2,093,529	$2,139,289	$2,029,183
Operating expenses:
Salaries, wages and benefits	639,908	584,006	545,419
Fuel	204,583	346,058	371,789
Supplies and maintenance	190,114	188,437	179,172
Taxes and licenses	89,646	85,468	86,686
Insurance and claims	80,848	80,375	71,177
Depreciation	193,209	176,984	173,019
Rent and purchased transportation	480,624	498,782	456,885
Communications and utilities	15,121	14,220	13,506
Other	(980)	4,871	(8,196)
Total operating expenses	1,893,073	1,979,201	1,889,457
Operating income	200,456	160,088	139,726
Other expense (income):
Interest expense	1,974	881	454
Interest income	(2,875)	(2,538)	(2,269)
Other	196	(29)	(170)
Total other income	(705)	(1,686)	(1,985)
Income before income taxes	201,161	161,774	141,711
Income taxes	77,447	63,124	54,926
Net income	$123,714	$98,650	$86,785
Earnings per share:
Basic	$1.72	$1.37	$1.19
Diluted	$1.71	$1.36	$1.18
Weighted-average common shares outstanding:
Basic	71,957	72,122	72,866
Diluted	72,556	72,738	73,428
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net income	$123,714	$98,650	$86,785
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,930)	(3,564)	(475)
Change in fair value of interest rate swap	242	(1,180)	—
Other comprehensive income (loss)	(3,688)	(4,744)	(475)
Comprehensive income	$120,026	$93,906	$86,310
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$31,833	$22,604
Accounts receivable, trade, less allowance of $10,298 and $10,017, respectively	251,023	266,727
Other receivables	17,241	20,316
Inventories and supplies	16,415	17,824
Prepaid taxes, licenses and permits	15,657	14,914
Current deferred income taxes	28,037	34,066
Income taxes receivable	20,052	23,435
Other current assets	27,281	26,458
Total current assets	407,539	426,344
Property and equipment, at cost:
Land	34,356	32,213
Buildings and improvements	134,595	130,618
Revenue equipment	1,530,617	1,413,178
Service equipment and other	209,032	210,220
Total property and equipment	1,908,600	1,786,229
Less – accumulated depreciation	754,130	772,447
Property and equipment, net	1,154,470	1,013,782
Other non-current assets	51,675	40,336
Total assets	$1,613,684	$1,480,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,643	$64,827
Insurance and claims accruals	64,106	73,814
Accrued payroll	25,233	28,121
Other current liabilities	23,720	19,768
Total current liabilities	183,702	186,530
Long-term debt, net of current portion	75,000	75,000
Other long-term liabilities	19,832	20,021
Insurance and claims accruals, net of current portion	125,195	123,445
Deferred income taxes	274,301	241,606
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 71,998,750 and 72,038,368 shares outstanding, respectively	805	805
Paid-in capital	102,734	101,803
Retained earnings	1,022,966	915,085
Accumulated other comprehensive loss	(13,063)	(9,375)
Treasury stock, at cost; 8,534,786 and 8,495,168 shares, respectively	(177,788)	(174,458)
Total stockholders’ equity	935,654	833,860
Total liabilities and stockholders’ equity	$1,613,684	$1,480,462
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$123,714	$98,650	$86,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	193,209	176,984	173,019
Deferred income taxes	38,442	5,038	(8,389)
Gain on disposal of property and equipment	(23,240)	(19,260)	(16,408)
Non-cash equity compensation	4,361	6,070	4,809
Insurance and claims accruals, net of current portion	1,750	(8,455)	6,400
Other	9,103	1,107	(541)
Changes in certain working capital items:
Accounts receivable, net	15,704	(35,080)	(20,514)
Other current assets	9,455	(25,926)	3,398
Accounts payable	7,256	(1,497)	2,793
Other current liabilities	(9,362)	8,934	1,105
Net cash provided by operating activities	370,392	206,565	232,457
Cash flows from investing activities:
Additions to property and equipment	(454,097)	(296,649)	(211,329)
Proceeds from sales of property and equipment	102,614	84,355	59,413
Decrease in notes receivable	19,517	14,390	10,679
Other	(3,580)	(5,583)	979
Net cash used in investing activities	(335,546)	(203,487)	(140,258)
Cash flows from financing activities:
Repayments of short-term debt	(10,000)	(10,000)	(20,000)
Proceeds from issuance of short-term debt	10,000	10,000	—
Repayments of long-term debt	—	(40,000)	(40,000)
Proceeds from issuance of long-term debt	—	75,000	10,000
Payment of notes payable	(3,117)	—	—
Dividends on common stock	(15,115)	(14,440)	(14,587)
Repurchases of common stock	(6,438)	(30,587)	(20,060)
Tax withholding related to net share settlements of restricted stock awards	(1,724)	(1,977)	(1,804)
Stock options exercised	846	7,012	2,548
Excess tax benefits from equity compensation	556	1,324	379
Net cash used in financing activities	(24,992)	(3,668)	(83,524)
Effect of exchange rate fluctuations on cash	(625)	(484)	(425)
Net increase (decrease) in cash and cash equivalents	9,229	(1,074)	8,250
Cash and cash equivalents, beginning of period	22,604	23,678	15,428
Cash and cash equivalents, end of period	$31,833	$22,604	$23,678
Supplemental disclosures of cash flow information:
Interest paid	$1,978	$820	$466
Income taxes paid	35,205	76,849	66,032
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$36,060	$14,385	$17,110
Issuance of notes payable	—	6,233	—
Change in fair value of interest rate swap	242	(1,180)	—
Property and equipment acquired included in accounts payable	627	2,067	5,403
Property and equipment disposed included in other receivables	21	—	434
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2012	$805	$97,457	$758,617	$(4,156)	$(137,826)	$714,897
Comprehensive income	—	—	86,785	(475)	—	86,310
Purchases of 821,091 shares of common stock	—	—	—	—	(20,060)	(20,060)
Dividends on common stock ($0.20 per share)	—	—	(14,560)	—	—	(14,560)
Equity compensation activity, 288,413 shares, including excess tax benefits	—	(3,732)	—	—	4,855	1,123
Non-cash equity compensation expense	—	4,809	—	—	—	4,809
BALANCE, December 31, 2013	805	98,534	830,842	(4,631)	(153,031)	772,519
Comprehensive income	—	—	98,650	(4,744)	—	93,906
Purchases of 1,200,000 shares of common stock	—	—	—	—	(30,587)	(30,587)
Dividends on common stock ($0.20 per share)	—	—	(14,407)	—	—	(14,407)
Equity compensation activity, 524,448 shares, including excess tax benefits	—	(2,801)	—	—	9,160	6,359
Non-cash equity compensation expense	—	6,070	—	—	—	6,070
BALANCE, December 31, 2014	805	101,803	915,085	(9,375)	(174,458)	833,860
Comprehensive income	—	—	123,714	(3,688)	—	120,026
Purchases of 225,000 shares of common stock	—	—	—	—	(6,438)	(6,438)
Dividends on common stock ($0.22 per share)	—	—	(15,833)	—	—	(15,833)
Equity compensation activity, 185,382 shares, including excess tax benefits	—	(3,430)	—	—	3,108	(322)
Non-cash equity compensation expense	—	4,361	—	—	—	4,361
BALANCE, December 31, 2015	$805	$102,734	$1,022,966	$(13,063)	$(177,788)	$935,654
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Werner Enterprises, Inc. (the “Company”) is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. For the year ended December 31, 2015, our ten largest customers comprised 45% of our revenues. For the years ended December 31, 2014 and 2013, our ten largest customers comprised 41% and 40%, respectively, of our revenues. No single customer generated more than 10% of the Company’s total revenues in 2015, 2014, and 2013.
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
For the years ended December 31, 2015, 2014, and 2013 our self-insured retention (“SIR”) and deductible amount for liability claims is $2.0 million plus administrative expenses, for each occurrence involving bodily injury or property damage. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. Liability claims in excess of these aggregates are covered under premium-based policies (issued by insurance companies) to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage.
Our SIR for workers’ compensation claims is $1.0 million per claim, with premium-based insurance coverage for claims exceeding this amount. We also maintain a $29.8 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier.
Under these insurance arrangements, we maintained $31.0 million in letters of credit as of December 31, 2015.
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

	Years Ended December 31,
	2015	2014	2013
Net income	$123,714	$98,650	$86,785
Weighted average common shares outstanding	71,957	72,122	72,866
Dilutive effect of stock-based awards	599	616	562
Shares used in computing diluted earnings per share	72,556	72,738	73,428
Basic earnings per share	$1.72	$1.37	$1.19
Diluted earnings per share	$1.71	$1.36	$1.18

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
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2015 and 2014, comprehensive income consists of net income, foreign currency translation adjustments and change in fair value of interest rate swap. For the year ended December 31, 2013, comprehensive income consists of net income and foreign currency translation adjustments.
New Accounting Pronouncements Adopted: We did not adopt any new accounting standards during 2015.
Accounting Standards Updates Not Yet Effective: On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue recognition standard and to permit early adoption but no earlier than the original effective date (annual periods beginning after December 15, 2016); such decisions were documented in the FASB's ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” As a result of the deferral, the new standard will become effective for us beginning January 1, 2018, unless we choose to adopt early on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and have not yet selected a transition method.
In April 2015, the FASB issued ASU No. 2015-3, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The provisions of this update are effective as of January 1, 2016, and are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory,” which requires inventory to be recorded at the lower of cost and net realizable value. The provisions of this update are effective as of January 1, 2017, and are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which requires presentation of deferred tax assets and liabilities as non-current in the balance sheet. The provisions of this update are effective as of January 1, 2017, and early adoption is permitted as of the beginning of an interim or annual reporting period. The amendments in the update are not expected to have a material effect on our consolidated financial position, results from operations or cash flows.
Other ASUs not identified above and which are not effective until after December 31, 2015 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

(2) CREDIT FACILITIES
As of December 31, 2015, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. On July 13, 2015, we amended our existing credit agreement, dated June 1, 2012, as previously amended, with Wells Fargo Bank, N.A. This amendment lowered the maximum principal amount of the unsecured line of credit to $100.0 million from $175.0 million and extended the term of the credit agreement to July 12, 2020 from May 31, 2016. Also on July 13, 2015, we entered into a new credit agreement with U.S. Bank, N.A. The new credit agreement is an unsecured line of credit of $75.0 million and expires on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. On March 5, 2015, we replaced our existing $75.0 million credit agreement with BMO Harris Bank, N.A., with a new credit agreement. The new BMO Harris Bank, N.A., agreement includes a $75.0 million credit facility which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest (0.9305% at December 31, 2015) based on the London Interbank Offered Rate (“LIBOR”), with interest on the term note effectively fixed at 2.5% with an interest rate swap agreement.
As of December 31, 2015 and 2014, our outstanding debt totaled $75.0 million. The $325.0 million of credit available under these facilities is further reduced by $31.0 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At December 31, 2015, we were in compliance with these covenants.
At December 31, 2015, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2016	$—
2017	—
2018	—
2019	75,000
2020	—
Total	$75,000
The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(3) NOTES RECEIVABLE
Notes receivable are included in other current assets and other non-current assets in the Consolidated Balance Sheets. At December 31, notes receivable consisted of the following (in thousands):

	December 31,
	2015	2014
Independent contractor notes receivable	$38,450	$19,021
Other notes receivable	7,474	6,780
	45,924	25,801
Less current portion	11,597	8,464
Notes receivable – non-current	$34,327	$17,337
We provide financing to some individuals who want to become independent contractors by purchasing a tractor from us and leasing their services to us. At December 31, 2015, we had 682 notes receivable from these independent contractors and at December 31, 2014, we had 472 such notes receivable. We maintain a primary security interest in the tractor until the independent contractor pays the note balance in full.

(4) LEASES
In 2011, we entered into leases of certain tractors under operating leases which expired in 2015. Rental expense for these leases was included in rent and purchased transportation expense within the Consolidated Statements of Income. At December 31, 2015, we had no future lease payments under non-cancelable revenue equipment operating leases.
Rental expense under these non-cancelable revenue equipment operating leases for the years ended December 31, 2015, 2014, and 2013 was as follows (in thousands):

2015	$584
2014	1,565
2013	1,593

(5) INCOME TAXES
Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$32,090	$51,260	$55,227
State	5,665	6,606	6,616
Foreign	1,250	220	1,472
	39,005	58,086	63,315
Deferred:
Federal	33,912	4,503	(9,668)
State	4,530	535	1,279
	38,442	5,038	(8,389)
Total income tax expense	$77,447	$63,124	$54,926

The effective income tax rate differs from the federal corporate tax rate of 35% in 2015, 2014 and 2013 as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Tax at statutory rate	$70,406	$56,621	$49,599
State income taxes, net of federal tax benefits	6,627	4,641	5,132
Non-deductible meals and entertainment	1,687	1,497	1,577
Income tax credits	(1,700)	(1,600)	(1,574)
Other, net	427	1,965	192
Total income tax expense	$77,447	$63,124	$54,926

At December 31, deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Insurance and claims accruals	$71,285	$74,651
Allowance for uncollectible accounts	6,138	8,260
Other	16,478	14,724
Gross deferred tax assets	93,901	97,635
Deferred tax liabilities:
Property and equipment	330,580	295,628
Prepaid expenses	7,229	6,913
Other	2,356	2,634
Gross deferred tax liabilities	340,165	305,175
Net deferred tax liability	$246,264	$207,540
These amounts are presented in the accompanying Consolidated Balance Sheets as of December 31 as follows (in thousands):

	December 31,
	2015	2014
Current deferred tax asset	$28,037	$34,066
Non-current deferred tax liability	274,301	241,606
Net deferred tax liability	$246,264	$207,540
We have not recorded a valuation allowance because we believe that all deferred tax assets are more likely than not to be realized as a result of our historical profitability, future taxable income and reversal of deferred tax liabilities.
We recognized a $551 thousand decrease in the net liability for unrecognized tax benefits for the year ended December 31, 2015 and a $37 thousand decrease for the year ended December 31, 2014. We accrued interest expense of $0.2 million during 2015 and $0.2 million during 2014, excluding from both years the reversal of accrued interest related to the adjustment of uncertain tax positions. If recognized, $5.0 million of unrecognized tax benefits as of December 31, 2015 and $5.5 million as of December 31, 2014 would impact our effective tax rate. Interest of $1.4 million as of December 31, 2015 and $1.7 million as of December 31, 2014 has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.

The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2015 and 2014 are shown below (in thousands).

	December 31,
	2015	2014
Unrecognized tax benefits, beginning balance	$8,583	$8,644
Gross increases – tax positions in prior period	229	244
Gross increases – current-period tax positions	769	745
Settlements	(1,864)	(1,050)
Unrecognized tax benefits, ending balance	$7,717	$8,583
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2011 through 2014 are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. In December 2015, we were notified that the IRS will perform an audit of our amended 2011 federal income tax return. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(6) DERIVATIVE FINANCIAL INSTRUMENT
In the normal course of business we are subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. We manage our risks for interest rate changes through use of an interest rate swap. At December 31, 2015, we had one interest rate swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a pre-tax fair value loss of $1.5 million. The counterparty to this contract is a major financial institution. We are exposed to credit loss in the event of non-performance by the counterparty. We do not use derivative instruments for trading or speculative purposes and have no derivative financial instruments to reduce our exposure to fuel price fluctuations.
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

(7) EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS
Equity Plan
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company's shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance stock and units (“performance awards”), and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of December 31, 2015, there were 7,357,396 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of December 31, 2015, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $9.9 million and is expected to be recognized over a weighted average period of 2.5 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock options:
Pre-tax compensation expense	$30	$116	$84
Tax benefit	11	46	31
Stock option expense, net of tax	$19	$70	$53
Restricted awards:
Pre-tax compensation expense	$1,875	$4,134	$4,727
Tax benefit	722	1,622	1,831
Restricted stock expense, net of tax	$1,153	$2,512	$2,896
Performance awards:
Pre-tax compensation expense	$2,514	$1,859	$—
Tax benefit	968	724	—
Restricted stock expense, net of tax	$1,546	$1,135	$—
We do not have a formal policy for issuing shares upon an exercise of stock options or vesting of restricted and performance awards. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2016.
Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant.

The following table summarizes stock option activity for the year ended December 31, 2015:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	248	$18.18
Granted	—	—
Exercised	(48)	17.46
Forfeited	(8)	19.96
Expired	—	—
Outstanding at end of period	192	18.29	2.89	$980
Exercisable at end of period	182	18.06	2.72	$969
We did not grant any stock options during the years ended December 31, 2015, 2014 and 2013. The fair value of stock option grants is estimated using a Black-Scholes valuation model.
The total intrinsic value of stock options exercised was as follows (in thousands):

2015	$655
2014	3,687
2013	896
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
The following table summarizes restricted award activity for the year ended December 31, 2015:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	643	$22.92
Granted	126	26.30
Vested	(164)	22.03
Forfeited	(160)	22.58
Nonvested at end of period	445	24.32
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

	Years Ended December 31,
	2015	2014	2013
Number of shares granted	126	140	115
Dividends per share (quarterly amounts)	$0.06	$0.05	$0.05
Risk-free interest rate	1.6%	1.6%	1.4%

The total fair value of previously granted restricted awards vested during the years ended December 31, 2015, 2014, and 2013 was $4.5 million, $5.8 million, and $5.5 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees' tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations were recorded as treasury stock.
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
The following table summarizes performance award activity for the year ended December 31, 2015:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	183	$25.06
Granted	202	28.79
Vested	(37)	25.06
Forfeited	(90)	27.19
Nonvested at end of period	258	27.23
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

	Years Ended December 31,
	2015	2014
Number of shares granted	202	183
Dividends per share (quarterly amounts)	$0.06	$0.05
Risk-free interest rate	1.6%	1.5%
During the year ended December 31, 2015, the Compensation Committee determined that the 2014 fiscal year performance objectives were achieved at the target level and 182,813 shares of common stock were earned, subject to time-based vesting. The vesting date fair value of the performance awards vested during the year ended December 31, 2015 was $1.1 million. We withheld shares based on the closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for employees’ tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.
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

2015	$182
2014	188
2013	210
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

2015	$2,041
2014	1,812
2013	1,722
Nonqualified Deferred Compensation Plan
The Executive Nonqualified Excess Plan (the “Excess Plan”) is our nonqualified deferred compensation plan for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2015, there were 56 participants in the Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants’ accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation is included in other long-term liabilities in the Consolidated Balance Sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the Consolidated Balance Sheets.
The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2015	2014
Accumulated benefit obligation	$7,068	$6,785
Aggregate market value	6,216	6,055

(8) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $112.0 million at December 31, 2015.
We are involved in certain claims and pending litigation arising in the ordinary course of business. The majority of these claims relate to bodily injury, property damage, cargo and workers’ compensation incurred in the transportation of freight, as well as certain class action litigation related to personnel and employments matters. We accrue for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the knowledge of the facts, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our consolidated financial statements. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold.
We are involved in class action litigation in the U.S. District Court for the District of Nebraska, alleging that we owe drivers for unpaid wages under the Fair Labor Standards Act and the Nebraska Wage Payment and Collection Act and failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit dates back to 2008 through March 2014. In August 2015, the court denied our motion for summary judgment and granted the plaintiff's motion for summary judgment, ruling in plaintiff's favor on both theories of liability (short breaks and sleeper berth time). As a result, we accrued $2.0 million during third quarter 2015 related to the short break matter. Based on the knowledge of the facts related to the sleeper berth matter, management does not currently believe a loss is probable, thus we have not accrued for the sleeper berth matter. We are currently unable to determine the possible loss or range of loss. We intend to vigorously defend the merits of these claims and to appeal any adverse verdict in this case.
We are also involved in certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deduction and other items. Based on the knowledge of the facts, management does not currently believe the outcome of the litigation is likely to have a material adverse effect on our financial position or results of operations. However, the final disposition of these matters and the impact of such final disposition cannot be determined at this time.

(9) RELATED PARTY TRANSACTIONS
The Company leases land from a trust in which the Company’s principal stockholder is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which were $52,000 in 2015 and are recorded as expenses in the Consolidated Statements of Income. The Company has made leasehold improvements to the land totaling approximately $6.5 million for facilities used for business meetings and customer promotion.
The Company transacts business with TDR Transportes, S.A. de C.V. (“TDR”), a truckload carrier in the Republic of Mexico, for certain purchased transportation needs. The Company recorded operating revenues from TDR of approximately $4,421,000 in 2015, $4,623,000 in 2014 and $4,141,000 in 2013 related primarily to leasing revenue equipment and a terminal building. The Company recorded purchased transportation expense to TDR of approximately $477,000 in 2015, $651,000 in 2014 and $603,000 in 2013. The Company also sells used revenue equipment to this entity. These sales totaled $164,000 in 2015, $2,154,000 in 2014 and $2,275,000 in 2013, and the Company recognized net gains of $41,000 in 2015, $858,000 in 2014 and $1,449,000 in 2013. The Company had receivables from TDR, primarily related to the leases and revenue equipment sales, of $504,000 at December 31, 2015, $442,000 at December 31, 2014 and $858,000 at December 31, 2013.

(10) SEGMENT INFORMATION
We have two reportable segments – Truckload Transportation Services (“Truckload”) and Value Added Services (“VAS”).
The Truckload segment consists of two operating units, One-Way Truckload and Specialized Services, that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. One-Way Truckload is comprised of the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States. Specialized Services provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, including services for products requiring specialized trailers such as flatbed or temperature-controlled trailers. Revenues for the Truckload segment include a small amount of non-trucking revenues which consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.
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
We generate other revenues from our driver training schools and from transportation-related activities such as third-party equipment maintenance, equipment leasing and other business activities. None of these operations meets the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the tables below. “Corporate” includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. Inter-segment eliminations in the table below represent transactions between reporting segments that are eliminated in consolidation.

The following table summarizes our segment information (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues
Truckload Transportation Services	$1,644,874	$1,702,137	$1,657,854
Value Added Services	393,174	390,645	361,384
Other	54,512	46,588	11,342
Corporate	2,297	2,803	3,081
Subtotal	2,094,857	2,142,173	2,033,661
Inter-segment eliminations	(1,328)	(2,884)	(4,478)
Total	$2,093,529	$2,139,289	$2,029,183

Operating Income
Truckload Transportation Services	$189,850	$152,992	$119,597
Value Added Services	16,898	7,535	14,664
Other	(7,513)	(3,991)	3,947
Corporate	1,221	3,552	1,518
Total	$200,456	$160,088	$139,726
Information about the geographic areas in which we conduct business is summarized below (in thousands) as of and for the years ended December 31, 2015, 2014 and 2013. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	2015	2014	2013
Revenues
United States	$1,821,026	$1,857,624	$1,768,442
Foreign countries
Mexico	191,453	187,124	172,009
Other	81,050	94,541	88,732
Total foreign countries	272,503	281,665	260,741
Total	$2,093,529	$2,139,289	$2,029,183

Long-lived Assets
United States	$1,134,433	$989,815	$955,543
Foreign countries
Mexico	19,879	23,734	21,654
Other	158	233	321
Total foreign countries	20,037	23,967	21,975
Total	$1,154,470	$1,013,782	$977,518
We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. No customer generated more than 10% of our total revenues for 2015, 2014 and 2013.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Operating revenues	$495,654	$534,644	$534,448	$528,783
Operating income	38,185	52,210	52,800	57,261
Net income	23,142	31,848	32,076	36,648
Basic earnings per share	0.32	0.44	0.45	0.51
Diluted earnings per share	0.32	0.44	0.44	0.51

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Operating revenues	$492,022	$542,120	$551,961	$553,186
Operating income	23,441	42,330	41,690	52,627
Net income	14,339	25,632	25,970	32,709
Basic earnings per share	0.20	0.36	0.36	0.45
Diluted earnings per share	0.20	0.35	0.36	0.45

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No disclosure under this item was required within the two most recent fiscal years ended December 31, 2015, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
We have audited Werner Enterprises, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Werner Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Werner Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Omaha, Nebraska
February 26, 2016

Changes in Internal Control over Financial Reporting
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During fourth quarter 2015, no information was required to be disclosed in a report on Form 8-K, but not reported.

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
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2015, information about compensation plans under which our equity securities are authorized for issuance:

			Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	895,815 (1)	$18.29 (2)	7,357,396

(1)	Includes 694,040 shares to be issued upon vesting of outstanding restricted stock awards.

(2)	The weighted-average exercise price does not take into account the shares to be issued upon vesting of outstanding restricted stock awards, which have no exercise price.
We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2016.

WERNER ENTERPRISES, INC.

By:	/s/ Clarence L. Werner

Clarence L. Werner Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Clarence L. Werner	Chairman and Chief Executive Officer	February 26, 2016
Clarence L. Werner

/s/ Gregory L. Werner	Director	February 26, 2016
Gregory L. Werner

/s/ Michael L. Steinbach	Director	February 26, 2015
Michael L. Steinbach

/s/ Kenneth M. Bird, Ed.D.	Director	February 26, 2016
Kenneth M. Bird, Ed.D.

/s/ Patrick J. Jung	Director	February 26, 2016
Patrick J. Jung

/s/ Duane K. Sather	Director	February 26, 2016
Duane K. Sather

/s/ Dwaine J. Peetz, Jr., M.D.	Director	February 26, 2016
Dwaine J. Peetz, Jr., M.D.

/s/ John J. Steele	Executive Vice President, Treasurer	February 26, 2016
John J. Steele	and Chief Financial Officer (Principal Financial Officer)

/s/ James L. Johnson	Executive Vice President, Chief Accounting Officer	February 26, 2016
James L. Johnson	and Corporate Secretary (Principal Accounting Officer)

SCHEDULE II
WERNER ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2015:
Allowance for doubtful accounts	$10,017	$692	$411	$10,298
Year ended December 31, 2014:
Allowance for doubtful accounts	$9,939	$206	$128	$10,017
Year ended December 31, 2013:
Allowance for doubtful accounts	$10,528	$15	$604	$9,939
See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 27, 2015

10.1	Werner Enterprises, Inc. Amended and Restated Equity Plan	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

10.2	Non-Employee Director Compensation	Filed herewith

10.3	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., as amended	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.4	Named Executive Officer Compensation	Filed herewith

10.5	Lease Agreement, as amended February 8, 2007, between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006

10.6	License Agreement, dated February 8, 2007 between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006

10.7	Form of Notice of Grant of Nonqualified Stock Option	Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 29, 2007

10.8	Form of Restricted Stock Award Agreement	Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 1, 2009

10.9	Form of Performance-Based Restricted Stock Award Agreement	Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 10, 2014

10.10	Severance Agreement and Release between the Registrant and Greg Werner	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
11	Statement Re: Computation of Per Share Earnings	See Note 1 (Common Stock and Earnings Per Share) in the Notes to Consolidated Financial Statements under Item 8 herein

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

Exhibit Number	Description	Incorporated by Reference to:

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith