Form 10-Q
period 2016-03-31
WERNER ENTERPRISES INC
filed 2016-05-02
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, 72,043,671 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I
FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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
Operating results for the three-month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2015 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
	(Unaudited)
Operating revenues	$482,802	$495,654
Operating expenses:
Salaries, wages and benefits	156,737	151,465
Fuel	32,060	52,760
Supplies and maintenance	47,115	47,657
Taxes and licenses	20,987	21,080
Insurance and claims	18,347	22,047
Depreciation	50,164	45,720
Rent and purchased transportation	117,976	113,748
Communications and utilities	3,909	3,678
Other	3,020	(686)
Total operating expenses	450,315	457,469
Operating income	32,487	38,185
Other expense (income):
Interest expense	494	475
Interest income	(990)	(631)
Other	45	90
Total other income	(451)	(66)
Income before income taxes	32,938	38,251
Income taxes	12,846	15,109
Net income	$20,092	$23,142
Earnings per share:
Basic	$0.28	$0.32
Diluted	$0.28	$0.32
Dividends declared per share	$0.060	$0.050
Weighted-average common shares outstanding:
Basic	72,025	72,067
Diluted	72,353	72,542
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2016	2015
	(Unaudited)
Net income	$20,092	$23,142
Other comprehensive loss:
Foreign currency translation adjustments	56	(836)
Change in fair value of interest rate swap	(735)	(87)
Other comprehensive loss	(679)	(923)
Comprehensive income	$19,413	$22,219
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,410	$31,833
Accounts receivable, trade, less allowance of $8,797 and $10,298, respectively	235,763	251,023
Other receivables	17,769	17,241
Inventories and supplies	15,670	16,415
Prepaid taxes, licenses and permits	11,953	15,657
Income taxes receivable	14,709	20,052
Other current assets	27,504	27,281
Total current assets	343,778	379,502
Property and equipment	1,951,258	1,908,600
Less – accumulated depreciation	750,068	754,130
Property and equipment, net	1,201,190	1,154,470
Other non-current assets	64,597	51,675
Total assets	$1,609,565	$1,585,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,069	$70,643
Insurance and claims accruals	65,387	64,106
Accrued payroll	25,292	25,233
Other current liabilities	21,892	23,720
Total current liabilities	190,640	183,702
Long-term debt, net of current portion	75,000	75,000
Other long-term liabilities	20,823	19,832
Insurance and claims accruals, net of current portion	120,945	125,195
Deferred income taxes	252,187	246,264
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,043,671 and 71,998,750 shares outstanding, respectively	805	805
Paid-in capital	101,217	102,734
Retained earnings	1,038,736	1,022,966
Accumulated other comprehensive loss	(13,742)	(13,063)
Treasury stock, at cost; 8,489,865 and 8,534,786 shares, respectively	(177,046)	(177,788)
Total stockholders’ equity	949,970	935,654
Total liabilities and stockholders’ equity	$1,609,565	$1,585,647
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$20,092	$23,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,164	45,720
Deferred income taxes	6,410	(2,286)
Gain on disposal of property and equipment	(3,365)	(5,504)
Non-cash equity compensation	(315)	1,770
Insurance and claims accruals, net of current portion	(4,250)	5,400
Other	(5,006)	(190)
Changes in certain working capital items:
Accounts receivable, net	15,260	20,374
Other current assets	12,006	19,361
Accounts payable	813	9,220
Other current liabilities	(490)	3,979
Net cash provided by operating activities	91,319	120,986
Cash flows from investing activities:
Additions to property and equipment	(123,424)	(108,735)
Proceeds from sales of property and equipment	21,821	23,870
Decrease in notes receivable	3,394	3,777
Net cash used in investing activities	(98,209)	(81,088)
Cash flows from financing activities:
Dividends on common stock	(4,320)	(3,602)
Tax withholding related to net share settlements of restricted stock awards	(540)	(368)
Stock options exercised	99	703
Excess tax benefits from equity compensation	(19)	186
Net cash used in financing activities	(4,780)	(3,081)
Effect of exchange rate fluctuations on cash	247	(158)
Net increase (decrease) in cash and cash equivalents	(11,423)	36,659
Cash and cash equivalents, beginning of period	31,833	22,604
Cash and cash equivalents, end of period	$20,410	$59,263
Supplemental disclosures of cash flow information:
Interest paid	$494	$482
Income taxes paid	1,088	1,467
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$14,051	$5,917
Change in fair value of interest rate swap	(735)	(87)
Property and equipment acquired included in accounts payable	7,240	585
Property and equipment disposed included in other receivables	476	68
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Accounting Policies
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, which requires presentation of deferred tax assets and liabilities as non-current in the balance sheet, which simplifies the current guidance. Effective January 1, 2016, we early-adopted the guidance and retrospectively adjusted the December 31, 2015 presentation by reclassifying $28.0 million of current deferred tax assets into the non-current liability “Deferred income taxes”.

(2) Credit Facilities
As of March 31, 2016, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. Subsequent to the end of the quarter, in April 2016, we borrowed $20.0 million. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A.,which expires on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest (1.0362% at March 31, 2016) based on the London Interbank Offered Rate (“LIBOR”), with interest on the term note effectively fixed at 2.5% with an interest rate swap agreement.

As of March 31, 2016, and December 31, 2015, our outstanding debt totaled $75.0 million. The $325.0 million of credit available under our credit facilities at March 31, 2016, is further reduced by $31.0 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At March 31, 2016, we were in compliance with these covenants.

At March 31, 2016, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2016	$—
2017	—
2018	—
2019	75,000
2020	—
Total	$75,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(3) Income Taxes
For the three-month period ended March 31, 2016, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $52 thousand and $59 thousand during the three-month periods ended March 31, 2016 and March 31, 2015, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at March 31, 2016, is $7.7 million. If recognized, $5.0 million of unrecognized tax benefits would impact our effective tax rate. Interest of $1.4 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2011 through 2015 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. In December 2015, we were notified that the IRS will perform an audit of our amended 2011 federal income tax return. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(4) Commitments and Contingencies
As of March 31, 2016, we have committed to property and equipment purchases of approximately $163.6 million.

We are involved in certain claims and pending litigation arising in the ordinary course of business. The majority of these claims relate to bodily injury, property damage, cargo and workers’ compensation incurred in the transportation of freight, as well as certain class action litigation related to personnel and employment matters. We accrue for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the knowledge of the facts, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our consolidated financial statements. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and related events unfold.

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, alleging that we owe drivers for unpaid wages under the Fair Labor Standards Act and the Nebraska Wage Payment and Collection Act and failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit dates back to 2008 through March 2014. In August 2015, the court denied our motion for summary judgment and granted the plaintiff’s motion for summary judgment, ruling in plaintiff’s favor on both theories of liability (short breaks and sleeper berth time). As a result, we had a $2.0 million estimated liability at March 31, 2016 related to the short break matter. Based on the knowledge of the facts related to the sleeper berth matter, management does not currently believe a loss is probable, thus we have not accrued for the sleeper berth matter. We are currently unable to determine the possible loss or range of loss. We intend to vigorously defend the merits of these claims and to appeal any adverse verdict in this case.

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

The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2016	2015
Net income	$20,092	$23,142
Weighted average common shares outstanding	72,025	72,067
Dilutive effect of stock-based awards	328	475
Shares used in computing diluted earnings per share	72,353	72,542
Basic earnings per share	$0.28	$0.32
Diluted earnings per share	$0.28	$0.32

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

(6) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance stock and units (“performance awards”), and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of March 31, 2016, there were 7,409,690 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of March 31, 2016, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $9.9 million and is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options:
Pre-tax compensation expense	$5	$17
Tax benefit	2	7
Stock option expense, net of tax	$3	$10
Restricted awards:
Pre-tax compensation expense	$130	$1,017
Tax benefit	50	402
Restricted award expense, net of tax	$80	$615
Performance awards:
Pre-tax compensation expense	$(419)	$755
Tax benefit (expense)	(163)	298
Performance award expense, net of tax	$(256)	$457

During the three-month period ended March 31, 2016, we recorded a $1.8 million reduction in compensation expense and a $0.7 million reduction of tax benefit resulting from a change in forfeiture estimates for certain restricted and performance awards, most of which related to a previously disclosed executive retirement.

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

The following table summarizes stock option activity for the three months ended March 31, 2016:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	192	$18.29
Granted	—	—
Exercised	(5)	18.84
Forfeited	—	—
Expired	—	—
Outstanding at end of period	187	18.27	2.66	$1,661
Exercisable at end of period	177	18.04	2.48	$1,611

We did not grant any stock options during the three-month periods ended March 31, 2016 and March 31, 2015. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $31 thousand and $0.6 million for the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

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

The following table summarizes restricted award activity for the three months ended March 31, 2016:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	445	$24.32
Granted	—	—
Vested	—	—
Forfeited	(41)	20.88
Nonvested at end of period	404	24.67

We did not grant any restricted awards during the three-month periods ended March 31, 2016 and March 31, 2015. We estimate the fair value of restricted awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. Cash settled restricted stock units are recorded as a liability within the Consolidated Balance Sheets and are adjusted to fair value each reporting period.

No restricted awards vested during the three-month periods ended March 31, 2016 and March 31, 2015. When restricted awards vest, we withhold shares based on the closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees’ tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.

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

The following table summarizes performance award activity for the three months ended March 31, 2016:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	258	$27.23
Granted	110	26.53
Vested	(60)	27.11
Forfeited	(75)	27.45
Nonvested at end of period	233	26.86

We granted performance awards (in thousands) totaling 110 shares and 202 shares during the three-month periods ended March 31, 2016 and March 31, 2015, respectively, including additional shares earned as a result of attaining performance objectives at higher than the target level. Performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to earnings per share for the fiscal year, as established by the Compensation Committee. The number of shares which are ultimately earned for the 2016 awards will range from 0 percent to 123 percent of the target number based on the level of attainment of the performance objectives and ranged from 0 percent to 132 percent for the 2015 awards. We estimate the fair value of performance awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.

The present value of estimated future dividends was calculated using the following assumptions:

	Three Months Ended March 31,
	2016	2015
Dividends per share (quarterly amounts)	$0.06	$0.05
Risk-free interest rate	1.5%	1.6%

During the three-month period ended March 31, 2016, the Compensation Committee determined that the 2015 fiscal year performance objectives were achieved at a level above the target level and 165,500 shares of common stock were earned (excluding those shares forfeited prior to the end of the performance period), subject to time-based vesting over a five-year period. The vesting date fair value of performance awards that vested during the three-month periods ended March 31, 2016 and March 31, 2015 was $1.6 million and $1.1 million, respectively. We withhold shares based on the closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for employees’ tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues
Truckload Transportation Services	$372,917	$390,563
Value Added Services	96,577	90,860
Other	13,178	13,985
Corporate	373	521
Subtotal	483,045	495,929
Inter-segment eliminations	(243)	(275)
Total	$482,802	$495,654

Operating Income
Truckload Transportation Services	$32,359	$35,842
Value Added Services	5,035	2,449
Other	(1,934)	(445)
Corporate	(2,973)	339
Total	$32,487	$38,185

(8) Derivative Financial Instrument
In the normal course of business we are subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. We manage our risks for interest rate changes through use of an interest rate swap. At March 31, 2016, we had one interest rate swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a pre-tax fair value loss of $2.7 million. The counterparty to this contract is a major financial institution. We are exposed to credit loss in the event of non-performance by the counterparty. We do not use derivative instruments for trading or speculative purposes and have no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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
The MD&A should be read in conjunction with our 2015 Form 10-K.

Overview:
We have two reportable segments, Truckload Transportation Services (“Truckload”) and Value Added Services (“VAS”), and we operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our VAS segment). Although our business volume is not highly concentrated in certain customers or goods, we may also be affected by our customers’ financial failures or loss of customer business.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2016 to first quarter 2015, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

We provide non-trucking services primarily through the four operating units within our VAS segment (Brokerage, Freight Management, Intermodal and Werner Global Logistics international). Unlike our Truckload segment, the VAS segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the VAS segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate the VAS segment’s financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.

Results of Operations:
The following table sets forth the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended March 31,				Percentage Change in Dollar Amounts
	2016		2015		2016 to 2015
(Amounts in thousands)	$	%	$	%	%
Operating revenues	$482,802	100.0	$495,654	100.0	(2.6)%

Operating expenses:
Salaries, wages and benefits	156,737	32.5	151,465	30.6	3.5%
Fuel	32,060	6.6	52,760	10.6	(39.2)%
Supplies and maintenance	47,115	9.8	47,657	9.6	(1.1)%
Taxes and licenses	20,987	4.4	21,080	4.3	(0.4)%
Insurance and claims	18,347	3.8	22,047	4.4	(16.8)%
Depreciation	50,164	10.4	45,720	9.2	9.7%
Rent and purchased transportation	117,976	24.4	113,748	23.0	3.7%
Communications and utilities	3,909	0.8	3,678	0.7	6.3%
Other	3,020	0.6	(686)	(0.1)	540.2%
Total operating expenses	450,315	93.3	457,469	92.3	(1.6)%

Operating income	32,487	6.7	38,185	7.7	(14.9)%
Total other expense (income)	(451)	(0.1)	(66)	—	(583.3)%
Income before income taxes	32,938	6.8	38,251	7.7	(13.9)%
Income taxes	12,846	2.6	15,109	3.0	(15.0)%
Net income	$20,092	4.2	$23,142	4.7	(13.2)%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended March 31,
	2016		2015
Truckload Transportation Services (amounts in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$336,707		$329,134
Trucking fuel surcharge revenues	30,697		56,438
Non-trucking and other operating revenues	5,513		4,991
Operating revenues	372,917	100.0	390,563	100.0
Operating expenses	340,558	91.3	354,721	90.8
Operating income	$32,359	8.7	$35,842	9.2

	Three Months Ended March 31,
Truckload Transportation Services	2016	2015	% Change
Operating ratio, net of fuel surcharge revenues (1)	90.5%	89.3%
Average revenues per tractor per week (2)	$3,523	$3,610	(2.4)%
Average trip length in miles (loaded)	472	482	(2.1)%
Average percentage of empty miles (3)	13.27%	12.15%	9.2%
Average tractors in service	7,352	7,013	4.8%
Total trailers (at quarter end)	22,335	22,000
Total tractors (at quarter end):
Company	6,430	6,460
Independent contractor	900	650
Total tractors	7,330	7,110

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

	Three Months Ended March 31,
	2016		2015
Value Added Services (amounts in thousands)	$	%	$	%
Operating revenues	$96,577	100.0	$90,860	100.0
Rent and purchased transportation expense	79,384	82.2	77,873	85.7
Gross margin	17,193	17.8	12,987	14.3
Other operating expenses	12,158	12.6	10,538	11.6
Operating income	$5,035	5.2	$2,449	2.7

	Three Months Ended March 31,
Value Added Services	2016	2015	% Change
Average tractors in service	68	50	36.0%
Total trailers (at quarter end)	1,605	1,805	(11.1)%
Total tractors (at quarter end)	68	50	36.0%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating Revenues
Operating revenues decreased 2.6% for the three months ended March 31, 2016, compared to the same period of the prior year. When comparing first quarter 2016 to first quarter 2015, Truckload segment revenues decreased $17.6 million or 4.5%, and VAS revenues increased $5.7 million or 6.3%.

Trucking revenues, net of fuel surcharge, increased 2.3% in first quarter 2016 compared to first quarter 2015 due to a 4.8% increase in the average number of tractors in service, partially offset by a 2.4% decrease in average revenues per tractor per week, net of fuel surcharge. Our average miles per truck declined by 1.5% in first quarter 2016 compared to first quarter 2015, and average revenues per total mile, net of fuel surcharge, declined by 0.9%.

Freight demand in first quarter 2016 was softer than the first quarters of 2015 and 2014; however, it was consistent with our average freight demand in the first quarters of 2013 and 2012. Demand showed normal seasonality in first quarter 2016. Freight demand in April 2016 was sluggish and softer than most April periods.

The rate market was challenging in first quarter 2016. While truckload capacity is currently available in the market, we believe significantly lower industry truck orders in recent months combined with the upcoming changes in trucking regulations should begin to tighten the capacity market in the next few quarters. We are continuing to work with our customers to recoup the cost increases associated with more expensive equipment, a shrinking supply of qualified drivers and an increasingly challenging regulatory environment. Recent customer bid activity trends have been mixed, as some customers are aggressively working to take advantage of the favorable shorter term trends to the detriment of carriers. Based on the current rate and freight market, we believe it may be difficult to achieve rate per total mile increases on a year-over-year basis in the next few quarters.

The average number of tractors in service in the Truckload segment increased 4.8% to 7,352 in first quarter 2016 from 7,013 in first quarter 2015. We ended first quarter 2016 with 7,330 trucks in the Truckload segment, a year-over-year improvement of 220 trucks, or 3.1%, compared to the end of first quarter 2015. We did not grow our truck fleet from fourth quarter 2015 to first quarter 2016. A less robust seasonal freight period in first quarter 2016 combined with our more stringent driver hiring and retention standards were the primary factors. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 45.6% to $30.7 million in first quarter 2016 from $56.4 million in first quarter 2015 due to lower average fuel prices in the 2016 quarter. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

VAS revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. VAS also recorded revenue and brokered freight expense of $0.2 million in first quarter 2016 and $0.3 million in first quarter 2015 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. In first quarter 2016, VAS revenues increased $5.7 million or 6.3%, and operating income dollars increased $2.6 million or 105.6%, compared to first quarter 2015. The VAS gross margin percentage in first quarter 2016 of 17.8% improved year over year compared to the gross margin percentage of 14.3% in first quarter 2015. The VAS operating income percentage in first quarter 2016 of 5.2% improved from first quarter 2015 of 2.7%.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.3% for the three months ended March 31, 2016, compared to 92.3% for the three months ended March 31, 2015. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and VAS.

Salaries, wages and benefits increased $5.3 million or 3.5% in first quarter 2016 compared to first quarter 2015 and increased 1.9% as a percentage of operating revenues to 32.5%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver salaries, due to higher driver mileage pay rates (including a pay increase effective January 1, 2016, for approximately 20% of our company drivers) and more company trucks and miles in the 2016 quarter, partially offset by lower workers’ compensation expense. When evaluated on a per-mile basis, driver salaries, wages and benefits increased as well, which we primarily attribute to higher driver pay which increased 8% in first quarter 2016 compared to first quarter 2015. Over the last several quarters, we also increased driver pay in multiple Dedicated fleets, most of which were funded by customer rate increases to ensure capacity. Non-driver salaries remained flat on a per-mile basis. Non-driver salaries, wages and benefits in the non-trucking VAS segment increased 18.8%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2016. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2016 were similar to those for the previous policy year.

The driver recruiting market remained challenging during first quarter 2016. Several ongoing difficult market factors persist including a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate, aging truck driver demographics and increased truck safety regulations. During fourth quarter 2015, we announced strategic and targeted driver and independent contractor per mile increases to nearly 20% of our drivers/independent contractors in our Van 48-state business units which will result in costs totaling slightly more than $10 million on an annualized basis. We are beginning to realize the cost benefits of improved retention, mileage productivity, and lower safety costs which we believe will ultimately more than offset these pay increases. Our driver turnover rate achieved a 17 year low in first quarter 2016. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel decreased $20.7 million or 39.2% in first quarter 2016 compared to first quarter 2015 and decreased 4.0% as a percentage of operating revenues due to lower average diesel fuel prices and improved miles per gallon (“mpg”). Average diesel fuel prices were 68 cents per gallon lower in first quarter 2016 than in first quarter 2015.

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

For April 2016, the average diesel fuel price per gallon was approximately $0.52 lower than the average diesel fuel price per gallon in the same period of 2015 and approximately $ 0.60 lower than in the second quarter 2015.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance decreased $0.5 million or 1.1% in first quarter 2016 compared to first quarter 2015 but increased 0.2% as a percentage of operating revenues. Despite higher company driver miles in first quarter 2016, repairs and maintenance for our tractor fleet decreased due to our younger fleet. The average age of our company truck fleet was 1.8 years at the end of first quarter 2016, 2.1 years at the end of first quarter of 2015 and 1.9 years at the end of fourth quarter 2015.

Taxes and licenses decreased $0.1 million or 0.4% in first quarter 2016 compared to first quarter 2015 but increased 0.1% as a percentage of operating revenues. The decrease was caused primarily by lower diesel fuel taxes in first quarter 2016 compared to first quarter 2015.

Insurance and claims decreased $3.7 million or 16.8% in first quarter 2016 compared to first quarter 2015 and decreased 0.6% as a percentage of operating revenues. The decrease in first quarter 2016 compared to first quarter 2015 was primarily the result of lower expense for large dollar liability claims during the 2016 quarter. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2015 and continued to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability and cargo insurance premiums for the policy year that began August 1, 2015 are slightly lower than premiums for the previous policy year on a per-mile basis.

Depreciation expense increased $4.4 million or 9.7% in first quarter 2016 compared to first quarter 2015 and increased 1.2% as a percentage of operating revenues. This increase was due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months, as well as the growth in the average number of company trucks. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.

Depreciation expense has been historically affected by a series of changes to engine emissions standards imposed by the EPA that became effective in October 2002, January 2007 and January 2010, resulting in increased truck purchase costs. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. As of March 31, 2016, nearly all company trucks had engines that comply with the 2010 emissions standards.

Rent and purchased transportation expense increased $4.2 million or 3.7% in first quarter 2016 compared to first quarter 2015 and increased 1.4% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the VAS segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the VAS segment. VAS rent and purchased transportation expense increased $1.5 million, and as a percentage of VAS revenues decreased to 82.2% in first quarter 2016 from 85.7% in first quarter 2015. This improved gross margin percentage was due primarily to our on-going efforts to address customer pricing, contractual and operational issues within VAS.

Rent and purchased transportation for the Truckload segment increased $3.0 million in first quarter 2016 compared to first quarter 2015. This increase is due primarily to higher payments to independent contractors. In November 2015, we increased the per-mile settlement rate for certain independent contractors. Independent contractor miles as a percentage of total miles were 13.6% in first quarter 2016 compared to 11.8% in first quarter 2015. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles also shifted costs to the rent and purchased transportation category from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment purchases. Historically we have been able to add company tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, further increases in per-mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.

Communications and utilities increased $0.2 million or 6.3% in first quarter 2016 compared to first quarter 2015 and increased 0.1% as a percentage of operating revenues. This increase is primarily due to higher communications costs and equipment tracking expenses in first quarter 2016 compared to first quarter 2015.

Other operating expenses increased $3.7 million in first quarter 2016 compared to first quarter 2016 and increased 0.7% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets decreased to $3.4 million in first quarter 2016 from $5.5 million in first quarter 2015. In first quarter 2016, we sold more trucks and trailers than in first quarter 2015. We realized significantly lower average gains per truck truck and higher average gains per trailer in the 2016 quarter. During December 2015, a buyer backed out of a signed purchase commitment for several hundred used trucks which ultimately resulted in a sizable reduction in equipment gains in first quarter 2016. We are evaluating our available options to resolve this matter with the buyer.

Other Expense (Income)
Other expense (income) decreased $0.4 million in first quarter 2016 compared to first quarter 2015 and decreased 0.1% as a percentage of operating revenues due primarily to higher interest income in the 2016 quarter. Interest expense remained flat in first quarter 2016 compared to first quarter 2015 because our average debt outstanding was the same in both periods. We entered into an interest rate swap agreement in September 2014 that effectively fixed our interest rate at 2.5% for five years on debt of $75 million.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 39.0% for first quarter 2016 from 39.5% for first quarter 2015. The lower income tax rate for first quarter 2016 is attributed to accruing for employment tax credits in first quarter 2016, which in the prior year weren’t enacted for 2015 until December 2015, and thus could not be accrued until fourth quarter 2015.

Liquidity and Capital Resources:
During the three months ended March 31, 2016, we generated cash flow from operations of $91.3 million, a 25% decrease ($29.7 million) in cash flows compared to the same three-month period a year ago. The decrease in net cash provided by operating activities resulted primarily from a $25.3 million decrease from general working capital activities and a $9.7 million decrease in cash flows related to long-term insurance accruals. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances.

Net cash used in investing activities increased to $98.2 million for the three-month period ended March 31, 2016 from $81.1 million for the three-month period ended March 31, 2015. Net property additions (primarily revenue equipment) were $101.6 million for the three-month period ended March 31, 2016, compared to $84.9 million during the same period of 2015. This increase occurred as we continued to increase our capital expenditures to lower the average age of our company truck fleet. As of March 31, 2016, we were committed to property and equipment purchases of approximately $163.6 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2016 to be in the range of $400 million to $450 million, compared to net capital expenditures in 2015 of $351.5 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities used $4.8 million during the three months ended March 31, 2016, and $3.1 million during the same period in 2015. Our outstanding debt at March 31, 2016, was $75.0 million. We paid dividends of $4.3 million and $3.6 million in the three-month periods ended March 31, 2016 and 2015 respectively. We increased our quarterly dividend rate by $0.01 per share, or 20%, beginning with the dividend paid in October 2015. We did not repurchase any shares of common stock during the three months ended March 31, 2016 or 2015. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of March 31, 2016, the Company had purchased 3,287,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,712,709 shares remaining available for repurchase.

Management believes our financial position at March 31, 2016 is strong. As of March 31, 2016, we had $20.4 million of cash and cash equivalents and $950.0 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of March 31, 2016, we had a total of $325.0 million of credit pursuant to three credit facilities (see Note 2 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q), of which we had borrowed $75.0 million. The remaining $250.0 million of credit available under these facilities is reduced by the $31.0 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of March 31, 2016.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$7.7	$—	$—	$—	$—	$7.7
Long-term debt including current maturities	75.0	—	—	75.0	—	—
Interest payments on debt	6.6	1.9	3.8	0.9	—
Property and equipment purchase commitments	163.6	163.6	—	—	—	—
Total contractual cash obligations	$252.9	$165.5	$3.8	$75.9	$—	$7.7
Other Commercial Commitments
Unused lines of credit	$219.0	$—	$—	$219.0	$—	$—
Stand-by letters of credit	31.0	31.0	—	—	—	—
Total commercial commitments	$250.0	$31.0	$—	$219.0	$—	$—
Total obligations	$502.9	$196.5	$3.8	$294.9	$—	$7.7

As of March 31, 2016, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. Subsequent to the end of the quarter, in April 2016, we borrowed $20 million. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which expires on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest (1.0362% at March 31, 2016) based on the London Interbank Offered Rate (“LIBOR”), with interest on the term note effectively fixed at 2.5% with an interest rate swap agreement. Interest payments on debt are based on the debt balance and interest rate at March 31, 2016. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of March 31, 2016, we had recorded an $7.7 million liability for unrecognized tax benefits. We expect none of it to be settled within the next twelve months and are unable to reasonably determine when the $7.7 million categorized as “period unknown” will be settled.

Regulations:
Item 1 of Part I of our 2015 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2015 Form 10-K.

In June 2015, the Entry-Level Driver Training Advisory Committee (“ELDTAC”), formed by the Federal Motor Carrier Safety Administration (“FMCSA”) to conduct a negotiated rulemaking to implement entry-level driver training provisions, reached a consensus and forwarded its recommendations to the FMCSA. In March 2016, the FMCSA issued a proposed rule and requested public comments due by April 6, 2016. The proposal requires Class A CDL driver-trainees to receive a minimum of 30 hours of training behind the wheel but does not specify a minimum number of classroom hours. A driver-trainee must also demonstrate proficiency in operating the vehicle prior to being issued a training certificate. The provisions would not become effective until three years after a final rule is published. This rule could materially impact the number of potential new drivers entering the industry, and we currently cannot predict how the adoption of such rules would affect our driver recruitment and the overall driver market.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our 2015 Form 10-K. The most critical accounting policies and estimates that require us to make significant judgments and estimates and affect our financial statements include the following:

•	Depreciation and impairment of tractors and trailers.

•	Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation.

•	Accounting for income taxes.

There have been no material changes to these critical accounting policies and estimates from those discussed in our 2015 Form 10-K.

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

New Accounting Pronouncements Adopted
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which requires presentation of deferred tax assets and liabilities as non-current in the balance sheet. The provisions of this update are effective January 1, 2017, and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company early-adopted the guidance as of January 1, 2016 and retrospectively adjusted the December 31, 2015 presentation by reclassifying a $28.0 million current deferred tax asset into the non-current liability “Deferred income taxes”.

In April 2015, the FASB issued ASU No. 2015-3, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The provisions of this update became effective for us as of January 1, 2016, and, upon adoption, had no material effect on our consolidated financial position, results of operations or cash flows.

Accounting Standards Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has also issued ASU No. 2016-08 and 2016-10 in 2016, with additional guidance related to revenue recognition matters. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue recognition standard and to permit early adoption but no earlier than the original effective date (annual periods beginning after December 15, 2016); such decisions were documented in the FASB’s ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” As a result of the deferral, the new standard (as well as ASU No. 2016-08 and 2016-10) will become effective for us beginning January 1, 2018, unless we choose to adopt early on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and have not yet selected a transition method.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory,” which requires inventory to be recorded at the lower of cost and net realizable value. The provisions of this update are effective as of January 1, 2017, and are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The provisions of this update are effective for fiscal years beginning after December 15, 2018. We are evaluating the effect that ASU No. 2016-02 will have on our consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this update are effective for fiscal years beginning after December 15, 2016. We are evaluating the effect that ASU No. 2016-09 will have on our consolidated financial position, results of operations and cash flows.

Other ASUs not identified above and which are not effective until after March 31, 2016 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of March 31, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $0.1 million for first quarter 2016 and losses were $0.8 million for first quarter 2015 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements.We had $75.0 million of debt outstanding at March 31, 2016, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement. Interest rates on our unused credit facilities are based on the LIBOR. Increases in interest rates could impact our annual interest expense on future borrowings. As of March 31, 2016, we had one effective interest rate swap agreement with a notional amount of $75.0 million to reduce our exposure to interest rate increases.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of March 31, 2016, the Company had purchased 3,287,291 shares pursuant to this authorization and had 4,712,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the first quarter 2016 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 27, 2015

10.1	Named Executive Officer Compensation	Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and item 5.02 of the Company’s Current Report on Form 8-K dated January 27, 2016
11	Statement Re: Computation of Per Share Earnings	See Note 5 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 2, 2016	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 2, 2016	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary