Form 10-Q
period 2016-06-30
WERNER ENTERPRISES INC
filed 2016-08-02
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016, 72,059,085 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and six-month periods ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2015 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
	(Unaudited)
Operating revenues	$498,681	$534,644	$981,483	$1,030,298
Operating expenses:
Salaries, wages and benefits	159,699	160,376	316,436	311,841
Fuel	39,336	57,381	71,396	110,141
Supplies and maintenance	42,417	46,388	89,532	94,045
Taxes and licenses	21,826	22,763	42,813	43,843
Insurance and claims	21,931	20,615	40,278	42,662
Depreciation	50,904	48,264	101,068	93,984
Rent and purchased transportation	127,303	124,952	245,279	238,700
Communications and utilities	3,995	3,837	7,904	7,515
Other	1,717	(2,142)	4,737	(2,828)
Total operating expenses	469,128	482,434	919,443	939,903
Operating income	29,553	52,210	62,040	90,395
Other expense (income):
Interest expense	596	583	1,090	1,058
Interest income	(1,109)	(697)	(2,099)	(1,328)
Other	57	135	102	225
Total other income	(456)	21	(907)	(45)
Income before income taxes	30,009	52,189	62,947	90,440
Income taxes	11,703	20,341	24,549	35,450
Net income	$18,306	$31,848	$38,398	$54,990
Earnings per share:
Basic	$0.25	$0.44	$0.53	$0.76
Diluted	$0.25	$0.44	$0.53	$0.76
Dividends declared per share	$0.060	$0.050	$0.120	$0.100
Weighted-average common shares outstanding:
Basic	72,048	71,945	72,036	72,005
Diluted	72,366	72,424	72,349	72,482
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
	(Unaudited)
Net income	$18,306	$31,848	$38,398	$54,990
Other comprehensive loss:
Foreign currency translation adjustments	(2,042)	(698)	(1,986)	(1,534)
Change in fair value of interest rate swap	(170)	324	(905)	237
Other comprehensive loss	(2,212)	(374)	(2,891)	(1,297)
Comprehensive income	$16,094	$31,474	$35,507	$53,693
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,237	$31,833
Accounts receivable, trade, less allowance of $8,970 and $10,298, respectively	239,108	251,023
Other receivables	20,947	17,241
Inventories and supplies	14,823	16,415
Prepaid taxes, licenses and permits	7,620	15,657
Income taxes receivable	23,321	20,052
Other current assets	27,532	27,281
Total current assets	348,588	379,502
Property and equipment	2,057,986	1,908,600
Less – accumulated depreciation	743,768	754,130
Property and equipment, net	1,314,218	1,154,470
Other non-current assets	64,061	51,675
Total assets	$1,726,867	$1,585,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$6,941	$—
Accounts payable	85,547	70,643
Insurance and claims accruals	72,992	64,106
Accrued payroll	28,447	25,233
Other current liabilities	18,006	23,720
Total current liabilities	211,933	183,702
Long-term debt, net of current portion	145,000	75,000
Other long-term liabilities	21,061	19,832
Insurance and claims accruals, net of current portion	116,725	125,195
Deferred income taxes	269,012	246,264
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,050,173 and 71,998,750 shares outstanding, respectively	805	805
Paid-in capital	102,489	102,734
Retained earnings	1,052,718	1,022,966
Accumulated other comprehensive loss	(15,954)	(13,063)
Treasury stock, at cost; 8,483,363 and 8,534,786 shares, respectively	(176,922)	(177,788)
Total stockholders’ equity	963,136	935,654
Total liabilities and stockholders’ equity	$1,726,867	$1,585,647
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$38,398	$54,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101,068	93,984
Deferred income taxes	23,621	(3,097)
Gain on disposal of property and equipment	(10,147)	(12,191)
Non-cash equity compensation	1,011	3,755
Insurance and claims accruals, net of current portion	(8,470)	7,100
Other	(5,212)	2,186
Changes in certain working capital items:
Accounts receivable, net	11,915	7,904
Other current assets	5,711	28,584
Accounts payable	3,627	16,254
Other current liabilities	9,500	(5,897)
Net cash provided by operating activities	171,022	193,572
Cash flows from investing activities:
Additions to property and equipment	(313,080)	(216,187)
Proceeds from sales of property and equipment	52,554	56,781
Decrease in notes receivable	8,297	7,188
Net cash used in investing activities	(252,229)	(152,218)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	70,000	—
Change in net checks issued in excess of cash balances	6,941	—
Dividends on common stock	(8,643)	(7,207)
Repurchases of common stock	—	(6,438)
Tax withholding related to net share settlements of restricted stock awards	(559)	(393)
Stock options exercised	185	763
Excess tax benefits from equity compensation	(16)	199
Payment of notes payable	(3,117)	(3,117)
Net cash provided by (used in) financing activities	64,791	(16,193)
Effect of exchange rate fluctuations on cash	(180)	(274)
Net increase (decrease) in cash and cash equivalents	(16,596)	24,887
Cash and cash equivalents, beginning of period	31,833	22,604
Cash and cash equivalents, end of period	$15,237	$47,491
Supplemental disclosures of cash flow information:
Interest paid	$1,072	$1,066
Income taxes paid	4,238	17,862
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$18,743	$12,549
Change in fair value of interest rate swap	(905)	237
Property and equipment acquired included in accounts payable	11,904	8,967
Property and equipment disposed included in other receivables	606	—
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Accounting Policies

Presentation of Deferred Taxes
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, which requires presentation of deferred tax assets and liabilities as non-current in the balance sheet, which simplifies the current guidance. Effective January 1, 2016, we early-adopted the guidance and retrospectively adjusted the December 31, 2015 presentation by reclassifying $28.0 million of current deferred tax assets into the non-current liability “Deferred income taxes.”

(2) Credit Facilities
As of June 30, 2016, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A.,which expires on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of June 30, 2016, and December 31, 2015, our outstanding debt totaled $145.0 million and $75.0 million, respectively. We had $75.0 million outstanding under the term commitment at a variable rate of 1.0421% as of June 30, 2016, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $70.0 million outstanding under the credit facilities at a weighted average interest rate of 1.0257%. The $325.0 million of borrowing capacity under our credit facilities at June 30, 2016, is further reduced by $31.0 million in stand-by letters of credit under which we are obligated. Subsequent to the end of the quarter, we made additional net borrowings of $35.0 million from the aforementioned credit facilities. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At June 30, 2016, we were in compliance with these covenants.

At June 30, 2016, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2016	$—
2017	—
2018	—
2019	75,000
2020	70,000
Total	$145,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(3) Income Taxes
For the three-month and six-month periods ended June 30, 2016, there were no material changes to the total amount of unrecognized tax benefits. We accrued interest expense of $75 thousand and $65 thousand during the three-month periods ended June 30, 2016, and June 30, 2015, respectively, and $127 thousand and $124 thousand during the six-month periods ended June 30, 2016, and June 30, 2015, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at June 30, 2016, is $8.0 million. If recognized, $5.1 million of unrecognized tax benefits would impact our effective tax rate. Interest of $1.5 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2011 through 2015 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. The IRS is currently performing an audit of our amended 2011 federal income tax return. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(4) Commitments and Contingencies
As of June 30, 2016, we have committed to property and equipment purchases of approximately $221.9 million.

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

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (FLSA) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit dates back to 2008 through March 2014. In August 2015, the court denied our motion for summary judgment and granted the plaintiff’s motion for summary judgment, ruling in plaintiff’s favor on both theories of liability (short breaks and sleeper berth time). During second quarter 2016, the court issued two rulings, the first of which dismissed the plaintiff’s claims under the Nebraska Wage Payment and Collection Act (but not the FLSA) and the second of which granted our motion to strike plaintiff’s untimely damages calculations. As a result, we reduced our accrual from $2.0 million at March 31, 2016 to $1.2 million as of June 30, 2016 for the short break matter. Based on the knowledge of the facts related to the sleeper berth matter, management does not currently believe a loss is probable, thus we have not accrued for the sleeper berth matter. We are currently unable to determine the possible loss or range of loss. We intend to vigorously defend the merits of these claims and to appeal any adverse verdict in this case.

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

The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$18,306	$31,848	$38,398	$54,990
Weighted average common shares outstanding	72,048	71,945	72,036	72,005
Dilutive effect of stock-based awards	318	479	313	477
Shares used in computing diluted earnings per share	72,366	72,424	72,349	72,482
Basic earnings per share	$0.25	$0.44	$0.53	$0.76
Diluted earnings per share	$0.25	$0.44	$0.53	$0.76

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

(6) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance stock and units (“performance awards”), and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of June 30, 2016, there were 7,412,988 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of June 30, 2016, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $7.9 million and is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options:
Pre-tax compensation expense	$4	$17	$9	$34
Tax benefit	2	6	4	13
Stock option expense, net of tax	$2	$11	$5	$21
Restricted awards:
Pre-tax compensation expense	$800	$1,024	$930	$2,041
Tax benefit	313	404	363	806
Restricted award expense, net of tax	$487	$620	$567	$1,235
Performance awards:
Pre-tax compensation expense	$530	$953	$111	$1,708
Tax benefit	206	377	43	675
Performance award expense, net of tax	$324	$576	$68	$1,033

During the six-month period ended June 30, 2016, we recorded a $1.8 million reduction in compensation expense and a $0.7 million reduction of tax benefit resulting from a change in forfeiture estimates for certain restricted and performance awards, most of which relate to a previously disclosed executive retirement that occurred in February 2016.

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

The following table summarizes stock option activity for the six months ended June 30, 2016:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	192	$18.29
Granted	—	—
Exercised	(10)	18.03
Forfeited	(2)	22.28
Expired	—	—
Outstanding at end of period	180	18.27	2.39	$848
Exercisable at end of period	172	18.07	2.24	$842

We did not grant any stock options during the three-month and six-month periods ended June 30, 2016 and June 30, 2015. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $71 thousand and $0.6 million for the six-month periods ended June 30, 2016 and June 30, 2015, respectively.

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

The following table summarizes restricted award activity for the six months ended June 30, 2016:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	445	$24.32
Granted	—	—
Vested	(2)	24.08
Forfeited	(44)	21.21
Nonvested at end of period	399	24.66

We did not grant any restricted awards during the three-month and six-month periods ended June 30, 2016 and June 30, 2015. We estimate the fair value of restricted awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. Cash settled restricted stock units are recorded as a liability within the Consolidated Balance Sheets and are adjusted to fair value each reporting period.

The total fair value of previously granted restricted awards vested during the three-month and six-month periods ended June 30, 2016 was $54 thousand and for the three-month and six-month periods ended June 30, 2015 was $70 thousand. We withheld shares based on the closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees’ tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.

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

The following table summarizes performance award activity for the six months ended June 30, 2016:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	258	$27.23
Granted	110	26.53
Vested	(60)	27.11
Forfeited	(75)	27.45
Nonvested at end of period	233	26.86

We did not grant any performance awards during the three-month periods ended June 30, 2016 and June 30, 2015, and granted performance awards (in thousands) totaling 110 shares and 202 shares during the six-month periods ended June 30, 2016 and June 30, 2015, respectively, including additional shares earned as a result of attaining performance objectives at higher than the target level. Performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to earnings per share for the fiscal year, as established by the Compensation Committee. The number of shares which are ultimately earned for the 2016 awards will range from 0 percent to 123 percent of the target number based on the level of attainment of the performance objectives and ranged from 0 percent to 132 percent for the 2015 awards. We estimate the fair value of performance awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.

The present value of estimated future dividends was calculated using the following assumptions:

	Six Months Ended June 30,
	2016	2015
Dividends per share (quarterly amounts)	$0.06	$0.05
Risk-free interest rate	1.5%	1.6%

During the six-month period ended June 30, 2016, the Compensation Committee determined that the 2015 fiscal year performance objectives were achieved at a level above the target level and 165,500 shares of common stock were earned (excluding those shares forfeited prior to the end of the performance period), subject to time-based vesting over a five-year period. The vesting date fair value of performance awards that vested during the six-month periods ended June 30, 2016 and June 30, 2015 was $1.6 million and $1.1 million, respectively. We withhold shares based on the closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for employees’ tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.

(7) Segment Information
We have two reportable segments – Truckload Transportation Services (“Truckload”) and Werner Logistics (formerly Value Added Services).

The Truckload segment consists of two operating units, One-Way Truckload and Specialized Services, that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. One-Way Truckload is comprised of the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States. Specialized Services (primarily Dedicated) provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, including services for products requiring specialized trailers such as flatbed or temperature-controlled trailers. Revenues for the Truckload segment include a small amount of non-trucking revenues which consist primarily of the portion of shipments delivered to or from Mexico where we utilize a third-party capacity provider.

The Werner Logistics segment generates the majority of our non-trucking revenues through four operating units that provide non-trucking services to our customers. These four Werner Logistics operating units are as follows: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (“Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iv) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Truckload Transportation Services	$379,249	$417,015	$752,166	$807,578
Werner Logistics	103,965	103,450	200,542	194,310
Other	15,166	13,924	28,344	27,909
Corporate	614	725	987	1,246
Subtotal	498,994	535,114	982,039	1,031,043
Inter-segment eliminations	(313)	(470)	(556)	(745)
Total	$498,681	$534,644	$981,483	$1,030,298

Operating Income
Truckload Transportation Services	$22,766	$47,312	$55,125	$83,154
Werner Logistics	6,573	5,004	11,608	7,453
Other	(1,839)	(239)	(3,773)	(684)
Corporate	2,053	133	(920)	472
Total	$29,553	$52,210	$62,040	$90,395

(8) Derivative Financial Instrument
In the normal course of business we are subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. We manage our risks for interest rate changes through use of an interest rate swap. At June 30, 2016, we had one interest rate swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a pre-tax fair value loss of $3.0 million. The counterparty to this contract is a major financial institution. We are exposed to credit loss in the event of non-performance by the counterparty. We do not use derivative instruments for trading or speculative purposes and have no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Overview:
We have two reportable segments, Truckload Transportation Services (“Truckload”) and Werner Logistics (formerly Value Added Services or “VAS”), and we operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our Werner Logistics segment). Although our business volume is not highly concentrated in certain customers or goods, we may also be affected by our customers’ financial failures or loss of customer business.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for second quarter 2016 to second quarter 2015, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

We provide non-trucking services primarily through the four operating units within our Werner Logistics segment (Brokerage, Freight Management, Intermodal and Werner Global Logistics international). Unlike our Truckload segment, the Werner Logistics segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the Werner Logistics segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate the Werner Logistics segment’s financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.

Results of Operations:
The following table sets forth the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended (3ME) June 30,				Six Months Ended (6ME) June 30,				Percentage Change in Dollar Amounts
	2016		2015		2016		2015		3ME	6ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$498,681	100.0	$534,644	100.0	$981,483	100.0	$1,030,298	100.0	(6.7)%	(4.7)%

Operating expenses:
Salaries, wages and benefits	159,699	32.0	160,376	30.0	316,436	32.2	311,841	30.3	(0.4)%	1.5%
Fuel	39,336	7.9	57,381	10.7	71,396	7.3	110,141	10.7	(31.4)%	(35.2)%
Supplies and maintenance	42,417	8.5	46,388	8.7	89,532	9.1	94,045	9.1	(8.6)%	(4.8)%
Taxes and licenses	21,826	4.4	22,763	4.3	42,813	4.4	43,843	4.3	(4.1)%	(2.3)%
Insurance and claims	21,931	4.4	20,615	3.8	40,278	4.1	42,662	4.1	6.4%	(5.6)%
Depreciation	50,904	10.2	48,264	9.0	101,068	10.3	93,984	9.1	5.5%	7.5%
Rent and purchased transportation	127,303	25.5	124,952	23.4	245,279	25.0	238,700	23.2	1.9%	2.8%
Communications and utilities	3,995	0.8	3,837	0.7	7,904	0.8	7,515	0.7	4.1%	5.2%
Other	1,717	0.4	(2,142)	(0.4)	4,737	0.5	(2,828)	(0.3)	180.2%	267.5%
Total operating expenses	469,128	94.1	482,434	90.2	919,443	93.7	939,903	91.2	(2.8)%	(2.2)%

Operating income	29,553	5.9	52,210	9.8	62,040	6.3	90,395	8.8	(43.4)%	(31.4)%
Total other expense (income)	(456)	(0.1)	21	—	(907)	(0.1)	(45)	—	2,271.4%	1,915.6%
Income before income taxes	30,009	6.0	52,189	9.8	62,947	6.4	90,440	8.8	(42.5)%	(30.4)%
Income taxes	11,703	2.3	20,341	3.8	24,549	2.5	35,450	3.5	(42.5)%	(30.8)%
Net income	$18,306	3.7	$31,848	6.0	$38,398	3.9	$54,990	5.3	(42.5)%	(30.2)%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$335,358		$353,051		$672,065		$682,185
Trucking fuel surcharge revenues	38,327		58,309		69,024		114,747
Non-trucking and other operating revenues	5,564		5,655		11,077		10,646
Operating revenues	379,249	100.0	417,015	100.0	752,166	100.0	807,578	100.0
Operating expenses	356,483	94.0	369,703	88.7	697,041	92.7	724,424	89.7
Operating income	$22,766	6.0	$47,312	11.3	$55,125	7.3	$83,154	10.3

	Three Months Ended June 30,			Six Months Ended June 30,
Truckload Transportation Services	2016	2015	% Change	2016	2015	% Change
Operating ratio, net of fuel surcharge revenues (1)	93.3%	86.8%		91.9%	88.0%
Average revenues per tractor per week (2)	$3,531	$3,748	(5.8)%	$3,527	$3,680	(4.2)%
Average trip length in miles (loaded)	459	476	(3.6)%	465	479	(2.9)%
Average percentage of empty miles (3)	13.41%	12.21%	9.8%	13.34%	12.18%	9.5%
Average tractors in service	7,306	7,247	0.8%	7,329	7,130	2.8%
Total trailers (at quarter end)	22,575	22,070		22,575	22,070
Total tractors (at quarter end):
Company	6,355	6,615		6,355	6,615
Independent contractor	900	660		900	660
Total tractors	7,255	7,275		7,255	7,275

(1)
Calculated as if fuel surcharge revenues are excluded from total revenues and instead reported as a reduction of operating expenses, which provides a more consistent basis for comparing results of operations from period to period.

(2)	Net of fuel surcharge revenues.

(3)	“Empty” refers to miles without trailer cargo.

The following tables set forth the Werner Logistics segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Werner Logistics (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$103,965	100.0	$103,450	100.0	$200,542	100.0	$194,310	100.0
Rent and purchased transportation expense	84,875	81.6	87,448	84.5	164,259	81.9	165,321	85.1
Gross margin	19,090	18.4	16,002	15.5	36,283	18.1	28,989	14.9
Other operating expenses	12,517	12.1	10,998	10.7	24,675	12.3	21,536	11.1
Operating income	$6,573	6.3	$5,004	4.8	$11,608	5.8	$7,453	3.8

	Three Months Ended June 30,			Six Months Ended June 30,
Werner Logistics	2016	2015	% Change	2016	2015	% Change
Average tractors in service	70	51	37.3%	69	51	35.3%
Total trailers (at quarter end)	1,630	1,695	(3.8)%	1,630	1,695	(3.8)%
Total tractors (at quarter end)	72	57	26.3%	72	57	26.3%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating Revenues
Operating revenues decreased 6.7% for the three months ended June 30, 2016, compared to the same period of the prior year. When comparing second quarter 2016 to second quarter 2015, Truckload segment revenues decreased $37.8 million or 9.1%, and Werner Logistics revenues increased $0.5 million or 0.5%.

Trucking revenues, net of fuel surcharge, decreased 5.0% in second quarter 2016 compared to second quarter 2015 due to a 5.8% decrease in average revenues per tractor per week, net of fuel surcharge, partially offset by a 0.8% increase in the average number of tractors in service. Our average miles per truck declined by 3.8% in second quarter 2016 compared to second quarter 2015, and average revenues per total mile, net of fuel surcharge, declined by 2.1%.

Second quarter 2016 freight demand was significantly softer than freight demand in the second quarters of the prior two years. Demand was weakest in April 2016 and showed some modest seasonal improvement in May and June. Freight volumes and transactional (non-contract) spot market pricing in the One-Way Truckload market were disappointing relative to expectations. During June 2016, we shifted approximately 150 trucks from One-Way Truckload into Dedicated to lessen the impact in the more difficult One-Way Truckload market. Freight demand in July 2016 has been better than most comparable July time periods, and this has begun to help improve transactional spot market pricing.

The contractual rate market became increasingly challenging as second quarter 2016 progressed, particularly in One-Way Truckload. An excess supply of industry trucks relative to sluggish freight demand created a market in which customers began to push harder for contractual rate decreases. During the recent contractual bid season, we chose to exit from certain contractual business that would have required significant contractual rate decreases for the next year, since we believe that this pricing is not sustainable and that freight market conditions will begin to show improvement during the next year. This decision resulted in a greater than normal percentage of One-Way Truckload trucks in the transactional spot market during second quarter 2016; however, this spot market percentage began to decline from May to June. While truckload capacity is currently available in the market, we believe significantly lower truck orders and lower truck builds in recent months combined with the upcoming changes in trucking regulations should begin to tighten the supply side of the market in the next few quarters. We are continuing to work with our customers to explain the cost increases associated with more expensive equipment, a shrinking supply of qualified drivers and an increasingly challenging regulatory environment. Based on the current rate and freight market, we believe it may be difficult to sustain rate per total mile on a year-over-year basis, or achieve increases, in the next few quarters.

The average number of tractors in service in the Truckload segment increased 0.8% to 7,306 in second quarter 2016 from 7,247 in second quarter 2015. We ended second quarter 2016 with 7,255 trucks in the Truckload segment, a year-over-year reduction of 20 trucks, compared to the end of second quarter 2015 and a sequential decrease of 75 trucks compared to the end of first quarter 2016. We reduced our average trucks in service by 46 trucks from first quarter 2016 to second quarter 2016, in response to the softer than expected freight market conditions. We are not growing our truck fleet until we see meaningful improvement in the freight and rate markets. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 34.3% to $38.3 million in second quarter 2016 from $58.3 million in second quarter 2015 due to lower average fuel prices in the 2016 quarter. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. Werner Logistics also recorded revenue and brokered freight expense of $0.3 million in second quarter 2016 and $0.5 million in second quarter 2015 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. In second quarter 2016, Werner Logistics revenues increased $0.5 million or 0.5%, and operating income dollars increased $1.6 million or 31.4%, compared to second quarter 2015. The Werner Logistics gross margin percentage in second quarter 2016 of 18.4% improved year over year compared to the gross margin percentage of 15.5% in second quarter 2015. The Werner Logistics operating income percentage in second quarter 2016 of 6.3% improved from second quarter 2015 of 4.8%.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.1% for the three months ended June 30, 2016, compared to 90.2% for the three months ended June 30, 2015. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.

Salaries, wages and benefits decreased $0.7 million or 0.4% in second quarter 2016 compared to second quarter 2015 but increased 2.0% as a percentage of operating revenues to 32.0%. The lower dollar amount of salaries, wages and benefits expense in the 2016 quarter was due primarily to fewer company trucks and miles and a $0.8 million reduction of expense related to a class action suit involving an employment related claim, partially offset by higher driver mileage pay rates (including a pay increase effective January 1, 2016, for approximately 20% of our company drivers, as well as prior driver pay increases in multiple Dedicated fleets). When evaluated on a per-mile basis, driver salaries, wages and benefits increased as well, which we primarily attribute to higher driver pay which increased 9% in second quarter 2016 compared to second quarter 2015. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 16.1%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2016. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2016 were similar to those for the previous policy year.

The driver recruiting market remained challenging but more manageable during second quarter 2016. Several ongoing market factors persist including a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate, aging truck driver demographics and increased truck safety regulations. Our driver turnover rate continues to trend lower, achieving a 17-year low in second quarter 2016. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel decreased $18.0 million or 31.4% in second quarter 2016 compared to second quarter 2015 and decreased 2.8% as a percentage of operating revenues due to lower average diesel fuel prices and improved miles per gallon (“mpg”). Average diesel fuel prices were 45 cents per gallon lower in second quarter 2016 than in second quarter 2015, however were 33 cents per gallon higher than in first quarter 2016.

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

For July 2016, the average diesel fuel price per gallon was approximately 29 cents lower than the average diesel fuel price per gallon in the same period of 2015 and approximately 20 cents lower than in third quarter 2015.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance decreased $4.0 million or 8.6% in second quarter 2016 compared to second quarter 2015 and decreased 0.2% as a percentage of operating revenues. Repairs and maintenance for our tractor fleet decreased due to our younger fleet and fewer company driver miles driven in the 2016 quarter. The average age of our company truck fleet was 1.7 years at the end of second quarter 2016, 2.0 years at the end of second quarter 2015 and 1.8 years at the end of first quarter 2016.

Taxes and licenses decreased $0.9 million or 4.1% in second quarter 2016 compared to second quarter 2015 but increased 0.1% as a percentage of operating revenues. The decrease was caused primarily by lower diesel fuel taxes in second quarter 2016 compared to second quarter 2015, the result of fewer company driver miles.

Insurance and claims increased $1.3 million or 6.4% in second quarter 2016 compared to second quarter 2015 and increased 0.6% as a percentage of operating revenues. The increase in second quarter 2016 compared to second quarter 2015 was primarily the result of unfavorable development on prior period small dollar claims during the 2016 quarter. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2016 and continued to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2016 are about $3.5 million higher than premiums for the previous policy year. The market for excess trucking liability coverage is extremely difficult, as insurance carriers have either exited the market or increased premium rates due to increasing plaintiff awards in the industry.

Depreciation expense increased $2.6 million or 5.5% in second quarter 2016 compared to second quarter 2015 and increased 1.2% as a percentage of operating revenues. This increase was due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.

Depreciation expense has been historically affected by a series of changes to engine emissions standards imposed by the EPA that became effective in October 2002, January 2007 and January 2010, resulting in increased truck purchase costs. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. As of June 30, 2016, nearly all company trucks had engines that comply with the 2010 emissions standards.

Rent and purchased transportation expense increased $2.4 million or 1.9% in second quarter 2016 compared to second quarter 2015 and increased 2.1% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense decreased $2.6 million, and as a percentage of Werner Logistics revenues decreased to 81.6% in second quarter 2016 from 84.5% in second quarter 2015. This improved gross margin percentage is a result of on-going efforts to match contractual customer consistent freight with our strategic carrier partners’ capacity and then utilize the available capacity in the market to cover transactional volume.

Rent and purchased transportation for the Truckload segment increased $4.9 million in second quarter 2016 compared to second quarter 2015. This increase is due primarily to higher payments to independent contractors. In November 2015, we increased the per-mile settlement rate for certain independent contractors. Independent contractor miles as a percentage of total miles were 14.8% in second quarter 2016 compared to 11.6% in second quarter 2015. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles also shifted costs to the rent and purchased transportation category from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Communications and utilities increased $0.2 million or 4.1% in second quarter 2016 compared to second quarter 2015 and increased 0.1% as a percentage of operating revenues. This increase is primarily due to higher communications costs and equipment tracking expenses in second quarter 2016 compared to second quarter 2015.

Other operating expenses increased $3.9 million in second quarter 2016 compared to second quarter 2015 and increased 0.8% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $6.8 million in second quarter 2016, which includes a $3.4 million gain from the sale of real estate, compared to $6.7 million in second quarter 2015. In second quarter 2016, we sold fewer trucks and more trailers than in second quarter 2015. We realized significantly lower average gains per truck and higher average gains per trailer in second quarter 2016 compared to second quarter 2015. Other operating expenses, primarily bad debt expense related to the driver training schools and professional and consulting fees, were higher in second quarter 2016 compared to second quarter 2015.

Other Expense (Income)
Other expense (income) decreased $0.5 million in second quarter 2016 compared to second quarter 2015 and decreased 0.1% as a percentage of operating revenues due primarily to higher interest income in the 2016 quarter. Interest expense increased slightly in second quarter 2016 compared to second quarter 2015, as we had additional borrowings under our credit facilities in the 2016 quarter.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 39.0% for both second quarter 2016 and second quarter 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Operating Revenues
Operating revenues decreased 4.7% for the six months ended June 30, 2016, compared to the same period of the prior year. In the Truckload segment, trucking revenues, net of fuel surcharge, decreased 1.5% in the 2016 year-to-date period compared to the 2015 year-to-date period due primarily to a 4.2% decrease in average revenues per tractor per week, partially offset by a 2.8% increase in the average number of tractors in service. Average revenues per total mile, net of fuel surcharge, decreased 1.5% in the first half of 2016 compared to the same period in 2015, and average monthly miles per tractor decreased by 2.7%. Truckload segment fuel surcharge revenues for the six months ended June 30, 2016 decreased $45.7 million or 39.8% when compared to the six months ended June 30, 2015 due to lower average fuel prices in the 2016 period. Werner Logistics revenues increased 3.2%, from $194.3 million in the first six months of 2015 to $200.5 million in the same 2016 period.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.7% for the six months ended June 30, 2016, compared to 91.2% for the six months ended June 30, 2015. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.
Salaries, wages and benefits increased $4.6 million or 1.5% in the first six months of 2016 compared to the first six months of 2015 and increased 1.9% as a percentage of operating revenues to 32.2%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and non-driver salaries, partially offset by lower workers’ compensation expense. When evaluated on a per-mile basis, driver and non-driver salaries, wages and benefits increased as well, which we primarily attribute to higher driver pay. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 17.4%.
Fuel decreased $38.7 million or 35.2% in the first six months of 2016 compared to the same period in 2015 and decreased 3.4% as a percentage of operating revenues due primarily to lower average diesel fuel prices in 2016 and improved mpg. Average diesel fuel prices were 57 cents per gallon lower in the first six months of 2016 than in the same 2015 period.
Supplies and maintenance decreased $4.5 million or 4.8% in the first six months of 2016 compared to the same period in 2015 and remained flat as a percentage of operating revenues. Repairs and maintenance for our tractor fleet decreased due to our younger fleet and fewer company driver miles driven in the year-to-date 2016 period.

Taxes and licenses decreased $1.0 million or 2.3% in the first six months of 2016 compared to the same 2015 period but increased 0.1% as a percentage of operating revenues. Diesel fuel taxes were lower as a result of fewer company driver miles in the year-to-date 2016 period.
Insurance and claims decreased $2.4 million or 5.6% in the first six months of 2016 compared to the same period in 2015 and remained flat as a percentage of operating revenues due primarily to higher costs related to large dollar liability claims in the 2015 period.
Depreciation expense increased $7.1 million or 7.5% in the first six months of 2016 compared to the same 2015 period and increased 1.2% as a percentage of operating revenues due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.
Rent and purchased transportation expense increased $6.6 million or 2.8% in the first six months of 2016 compared to the same 2015 period and increased 1.8% as a percentage of operating revenues. Rent and purchased transportation for the Truckload segment increased $7.9 million in the first six months of 2016 compared to the same 2015 period. This increase is due primarily to higher payments to independent contractors in the first six months of 2016 compared to the same period in 2015 because of rate increases for certain independent contractors in fourth quarter 2015 and higher independent contractor miles in the first six months of 2016 compared to the same period in 2015. Independent contractor miles as a percentage of total miles were 14.2% and 11.7% in the first six months of 2016 and 2015, respectively. Werner Logistics rent and purchased transportation expense decreased $1.1 million and as a percentage of Werner Logistics revenues decreased to 81.9% in the 2016 period from 85.1% in the 2015 period. The Werner Logistics gross margin percentage improved as a result of on-going efforts to match contractual customer consistent freight with our strategic carrier partners’ capacity and then utilize the available capacity in the market to cover the transactional volume.
Communication and utilities increased $0.4 million or 5.2% in the first six months of 2016 compared to the same 2015 period and increased 0.1% as a percentage of operating revenues. This increase is primarily due to higher communications costs and equipment tracking expenses in the 2016 year-to-date period compared to the 2015 year-to-date period.
Other operating expenses increased $7.6 million in the first six months of 2016 compared to the same period in 2015 and increased 0.8% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) decreased to $10.1 million in the six months ended June 30, 2016, including a $3.4 million gain from the sale of real estate, from $12.2 million in the six months ended June 30, 2015. In the 2016 year-to-date period, we sold fewer trucks and more trailers and realized significantly lower average gains per truck sold and higher average gains per trailer sold. Provision for doubtful accounts related to our driver schools was also higher in the 2016 period.
Other Expense (Income)
Other expense (income) decreased $0.9 million in the first six months of 2016 compared to the same 2015 period and decreased 0.1% as a percentage of operating revenues, due primarily to higher interest income. Interest expense increased slightly for the first six months of 2016 compared to first six months of 2015, as we had additional borrowings under our credit facilities in second quarter 2016.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 39.0% for the first six months of 2016 from 39.2% for the first six months of 2015. The lower income tax rate for the first six months of 2016 is attributed to accruing for employment tax credits in first quarter 2016, which in the prior year were not enacted for 2015 until December 2015, and thus could not be accrued until fourth quarter 2015.

Liquidity and Capital Resources:
During the six months ended June 30, 2016, we generated cash flow from operations of $171.0 million, a 12% decrease ($22.6 million) in cash flows compared to the same six-month period a year ago. The decrease in net cash provided by operating activities resulted primarily from a $16.6 million decrease in net income and a $12.6 million decrease in cash flows related to accounts payable. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by borrowings under our credit facilities.

Net cash used in investing activities increased to $252.2 million for the six-month period ended June 30, 2016 from $152.2 million for the six-month period ended June 30, 2015. Net property additions (primarily revenue equipment) were $260.5 million for the six-month period ended June 30, 2016, compared to $159.4 million during the same period of 2015. This increase occurred as we continued to increase our capital expenditures to lower the average age of our company truck fleet. As of June 30, 2016, we were committed to property and equipment purchases of approximately $221.9 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2016 to be in the range of $350 million to $400 million, compared to net capital expenditures in 2015 of $351.5 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities provided $64.8 million during the six months ended June 30, 2016, and used $16.2 million during the same period in 2015. During the six months ended June 30, 2016, we borrowed $70.0 million of long-term debt. Our outstanding debt at June 30, 2016, was $145.0 million. We paid dividends of $8.6 million and $7.2 million in the six-month periods ended June 30, 2016 and 2015 respectively. We increased our quarterly dividend rate by $0.01 per share, or 20%, beginning with the dividend paid in October 2015. We did not repurchase any shares of common stock during the six months ended June 30, 2016, and we repurchased 225,000 shares at a cost of $6.4 million during the six months ended June 30, 2015. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of June 30, 2016, the Company had purchased 3,287,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,712,709 shares remaining available for repurchase.

Management believes our financial position at June 30, 2016 is strong. As of June 30, 2016, we had $15.2 million of cash and cash equivalents and $963.1 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of June 30, 2016, we had a total of $325.0 million of credit pursuant to three credit facilities (see Note 2 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q), of which we had borrowed $145.0 million. Subsequent to the end of the quarter, we made additional net borrowings of $35.0 million from the aforementioned credit facilities. The remaining $180.0 million of credit available under these facilities is reduced by the $31.0 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of June 30, 2016.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$8.0	$—	$—	$—	$—	$8.0
Long-term debt including current maturities	145.0	—	—	145.0	—	—
Interest payments on debt	8.9	2.6	5.2	1.1
Property and equipment purchase commitments	221.9	221.9	—	—	—	—
Total contractual cash obligations	$383.8	$224.5	$5.2	$146.1	$—	$8.0
Other Commercial Commitments
Unused lines of credit	$149.0	$—	$—	$149.0	$—	$—
Stand-by letters of credit	31.0	31.0	—	—	—	—
Total commercial commitments	$180.0	$31.0	$—	$149.0	$—	$—
Total obligations	$563.8	$255.5	$5.2	$295.1	$—	$8.0

As of June 30, 2016, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which expires on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of June 30, 2016, we had $75.0 million outstanding under the term commitment at a variable rate of 1.0421%, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $70.0 million outstanding under the credit facilities at a weighted average interest rate of 1.0257%. Interest payments on debt are based on the debt balance and interest rate at June 30, 2016. The borrowing capacity under these credit facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of June 30, 2016, we had recorded an $8.0 million liability for unrecognized tax benefits. We expect none of it to be settled within the next twelve months and are unable to reasonably determine when the $8.0 million categorized as “period unknown” will be settled.

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

In December 2015, FMCSA issued final rules regarding the required installation and use of electronic logging devices (ELDs) by nearly all carriers to enhance the monitoring and enforcement of the driver hours of service rules. Carriers have until December 2017 to adopt and use compliant ELDs. We are the recognized industry leader for electronic logging of driver hours as we proactively adopted a paperless log system in 1996 that was subsequently approved for use by FMCSA in 1998, and we support a broad-based mandate for ELDs. In March 2016, the Owner-Operator Independent Drivers Association (OOIDA) filed a legal complaint with the 7th Circuit Court of Appeals against FMCSA seeking to overturn the ELD mandate. OOIDA has asked the court to strike down the rule, arguing the rule is an unconstitutional violation of trucker’s rights and will do little to enhance safety.

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

New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during second quarter 2016.

Accounting Standards Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has also issued ASU No. 2016-08, 2016-10, 2016-11, and 2016-12 in 2016, with additional guidance related to revenue recognition matters. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue recognition standard and to permit early adoption but no earlier than the original effective date (annual periods beginning after December 15, 2016); such decisions were documented in the FASB’s ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” As a result of the deferral, the new standard (as well as ASU No. 2016-08 and 2016-10) will become effective for us beginning January 1, 2018, unless we choose to adopt early on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and have not yet selected a transition method.

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

Other ASUs not identified above and which are not effective until after June 30, 2016 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of June 30, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $2.0 million for second quarter 2016 and $0.7 million for second quarter 2015 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75.0 million of debt outstanding at June 30, 2016, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement to reduce our exposure to interest rate increases.

We had $70.0 million of variable rate debt outstanding at June 30, 2016. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR (see Contractual Obligations and Commercial Commitments). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $700,000.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of June 30, 2016, the Company had purchased 3,287,291 shares pursuant to this authorization and had 4,712,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the second quarter 2016 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 10, 2016

11	Statement Re: Computation of Per Share Earnings	See Note 5 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 2, 2016	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 2, 2016	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary