Form 10-Q
period 2016-09-30
WERNER ENTERPRISES INC
filed 2016-11-01
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2016, 72,061,210 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and nine-month periods ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2015 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
	(Unaudited)
Operating revenues	$508,676	$534,448	$1,490,159	$1,564,746
Operating expenses:
Salaries, wages and benefits	162,862	167,301	479,298	479,142
Fuel	40,638	50,855	112,034	160,996
Supplies and maintenance	41,027	50,283	130,559	144,328
Taxes and licenses	21,540	22,616	64,353	66,459
Insurance and claims	19,106	17,372	59,384	60,034
Depreciation	51,781	49,081	152,849	143,065
Rent and purchased transportation	133,876	122,006	379,155	360,706
Communications and utilities	4,206	3,786	12,110	11,301
Other	4,566	(1,652)	9,303	(4,480)
Total operating expenses	479,602	481,648	1,399,045	1,421,551
Operating income	29,074	52,800	91,114	143,195
Other expense (income):
Interest expense	749	511	1,839	1,569
Interest income	(1,055)	(760)	(3,154)	(2,088)
Other	46	32	148	257
Total other income	(260)	(217)	(1,167)	(262)
Income before income taxes	29,334	53,017	92,281	143,457
Income taxes	10,414	20,941	34,963	56,391
Net income	$18,920	$32,076	$57,318	$87,066
Earnings per share:
Basic	$0.26	$0.45	$0.80	$1.21
Diluted	$0.26	$0.44	$0.79	$1.20
Dividends declared per share	$0.060	$0.060	$0.180	$0.160
Weighted-average common shares outstanding:
Basic	72,058	71,890	72,043	71,967
Diluted	72,406	72,478	72,364	72,546
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
	(Unaudited)
Net income	$18,920	$32,076	$57,318	$87,066
Other comprehensive loss:
Foreign currency translation adjustments	(1,023)	(2,044)	(3,009)	(3,578)
Change in fair value of interest rate swap	388	(605)	(517)	(368)
Other comprehensive loss	(635)	(2,649)	(3,526)	(3,946)
Comprehensive income	$18,285	$29,427	$53,792	$83,120
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,736	$31,833
Accounts receivable, trade, less allowance of $9,080 and $10,298, respectively	252,512	251,023
Other receivables	13,536	17,241
Inventories and supplies	14,446	16,415
Prepaid taxes, licenses and permits	6,949	15,657
Income taxes receivable	13,110	20,052
Other current assets	63,568	27,281
Total current assets	377,857	379,502
Property and equipment	2,011,888	1,908,600
Less – accumulated depreciation	728,503	754,130
Property and equipment, net	1,283,385	1,154,470
Other non-current assets	65,137	51,675
Total assets	$1,726,379	$1,585,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$2,665	$—
Accounts payable	72,735	70,643
Insurance and claims accruals	71,056	64,106
Accrued payroll	29,608	25,233
Other current liabilities	18,249	23,720
Total current liabilities	194,313	183,702
Long-term debt, net of current portion	150,000	75,000
Other long-term liabilities	18,275	19,832
Insurance and claims accruals, net of current portion	114,125	125,195
Deferred income taxes	271,206	246,264
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,061,210 and 71,998,750 shares outstanding, respectively	805	805
Paid-in capital	103,648	102,734
Retained earnings	1,067,315	1,022,966
Accumulated other comprehensive loss	(16,589)	(13,063)
Treasury stock, at cost; 8,472,326 and 8,534,786 shares, respectively	(176,719)	(177,788)
Total stockholders’ equity	978,460	935,654
Total liabilities and stockholders’ equity	$1,726,379	$1,585,647
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$57,318	$87,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152,849	143,065
Deferred income taxes	23,773	(3,417)
Gain on disposal of property and equipment	(13,250)	(18,880)
Non-cash equity compensation	2,325	3,607
Insurance and claims accruals, net of current portion	(11,070)	6,450
Other	(8,500)	5,288
Changes in certain working capital items:
Accounts receivable, net	(1,489)	15,849
Other current assets	(11,647)	29,546
Accounts payable	1,898	10,163
Other current liabilities	8,968	4,035
Net cash provided by operating activities	201,175	282,772
Cash flows from investing activities:
Additions to property and equipment	(388,386)	(337,475)
Proceeds from sales of property and equipment	94,372	86,366
Decrease in notes receivable	14,007	11,956
Net cash used in investing activities	(280,007)	(239,153)
Cash flows from financing activities:
Repayments of short-term debt	(20,000)	—
Proceeds from issuance of short-term debt	20,000	—
Repayments of long-term debt	(40,000)	—
Proceeds from issuance of long-term debt	115,000	—
Change in net checks issued in excess of cash balances	2,665	—
Dividends on common stock	(12,966)	(10,801)
Repurchases of common stock	—	(6,438)
Tax withholding related to net share settlements of restricted stock awards	(623)	(461)
Stock options exercised	298	846
Excess tax benefits from equity compensation	(17)	219
Payment of notes payable	(3,117)	(3,117)
Net cash provided by (used in) financing activities	61,240	(19,752)
Effect of exchange rate fluctuations on cash	(505)	(550)
Net increase (decrease) in cash and cash equivalents	(18,097)	23,317
Cash and cash equivalents, beginning of period	31,833	22,604
Cash and cash equivalents, end of period	$13,736	$45,921
Supplemental disclosures of cash flow information:
Interest paid	$1,838	$1,578
Income taxes paid	4,257	34,201
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$22,952	$21,792
Change in fair value of interest rate swap	(517)	(368)
Property and equipment acquired included in accounts payable	821	10,513
Property and equipment disposed included in other receivables	259	—
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

(2) Credit Facilities
As of September 30, 2016, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of September 30, 2016, and December 31, 2015, our outstanding debt totaled $150.0 million and $75.0 million, respectively. We had $75.0 million outstanding under the term commitment at a variable rate of 1.12% as of September 30, 2016, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $75.0 million outstanding under the credit facilities at a weighted average interest rate of 1.08%. The $325.0 million of borrowing capacity under our credit facilities at September 30, 2016, is further reduced by $25.8 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At September 30, 2016, we were in compliance with these covenants.

At September 30, 2016, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2016	$—
2017	—
2018	—
2019	75,000
2020	75,000
Total	$150,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(3) Income Taxes
We accrued interest expense of $58 thousand and $52 thousand during the three-month periods ended September 30, 2016, and September 30, 2015, respectively, and $185 thousand and $176 thousand during the nine-month periods ended September 30, 2016, and September 30, 2015, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at September 30, 2016, is $6.2 million. If recognized, $4.0 million of unrecognized tax benefits would impact our effective tax rate. Interest of $1.0 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2011 and 2013 through 2015 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. The IRS is currently performing an audit of our amended 2011 federal income tax return. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(4) Commitments and Contingencies
As of September 30, 2016, we have committed to property and equipment purchases of approximately $133.3 million.

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

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (FLSA) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit dates back to 2008 through March 2014. In August 2015, the court denied our motion for summary judgment and granted the plaintiff’s motion for summary judgment, ruling in plaintiff’s favor on both theories of liability (short breaks and sleeper berth time). During second quarter 2016, the court issued two rulings, the first of which dismissed the plaintiff’s claims under the Nebraska Wage Payment and Collection Act (but not the FLSA) and the second of which granted our motion to strike plaintiff’s untimely damages calculations. As a result, we reduced our accrual in second quarter 2016, and we had a $1.2 million estimated liability at September 30, 2016 related to the short break matter. Based on the knowledge of the facts related to the sleeper berth matter, management does not currently believe a loss is probable, thus we have not accrued for the sleeper berth matter. We are currently unable to determine the possible loss or range of loss. We intend to vigorously defend the merits of these claims and to appeal any adverse verdict in this case.

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

The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$18,920	$32,076	$57,318	$87,066
Weighted average common shares outstanding	72,058	71,890	72,043	71,967
Dilutive effect of stock-based awards	348	588	321	579
Shares used in computing diluted earnings per share	72,406	72,478	72,364	72,546
Basic earnings per share	$0.26	$0.45	$0.80	$1.21
Diluted earnings per share	$0.26	$0.44	$0.79	$1.20

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

(6) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance stock and units (“performance awards”), and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of September 30, 2016, there were 7,417,846 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of September 30, 2016, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $6.6 million and is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options:
Pre-tax compensation expense	$5	$17	$14	$51
Tax benefit	2	7	6	20
Stock option expense, net of tax	$3	$10	$8	$31
Restricted awards:
Pre-tax compensation expense	$813	$(92)	$1,743	$1,949
Tax benefit	317	(36)	680	770
Restricted award expense, net of tax	$496	$(56)	$1,063	$1,179
Performance awards:
Pre-tax compensation expense	$517	$(60)	$628	$1,648
Tax benefit	202	(24)	245	651
Performance award expense, net of tax	$315	$(36)	$383	$997

During the nine-month period ended September 30, 2016, we recorded a $1.8 million reduction in compensation expense and a $0.7 million reduction of tax benefit resulting from a change in forfeiture estimates for certain restricted and performance awards, most of which relate to a previously disclosed executive retirement that occurred in February 2016. During the three-month and nine-month periods ended September 30, 2015, we recorded a $2.0 million reduction of compensation expense and a $0.8 million reduction of tax benefit resulting from our change in forfeiture estimates for certain restricted and performance awards primarily due to a previously disclosed executive resignation.

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

The following table summarizes stock option activity for the nine months ended September 30, 2016:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	192	$18.29
Granted	—	—
Exercised	(15)	18.78
Forfeited	(2)	22.28
Expired	—	—
Outstanding at end of period	175	18.21	2.15	$884
Exercisable at end of period	166	18.00	1.99	$876

We did not grant any stock options during the three-month and nine-month periods ended September 30, 2016 and September 30, 2015. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $95 thousand and $0.7 million for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively.

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

The following table summarizes restricted award activity for the nine months ended September 30, 2016:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	445	$24.32
Granted	—	—
Vested	(10)	22.96
Forfeited	(46)	21.51
Nonvested at end of period	389	24.69

We did not grant any restricted awards during the three-month and nine-month periods ended September 30, 2016 and September 30, 2015. We estimate the fair value of restricted awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. Cash settled restricted stock units are recorded as a liability within the Consolidated Balance Sheets and are adjusted to fair value each reporting period.

The total fair value of previously granted restricted awards vested during the three-month periods ended September 30, 2016 and September 30, 2015 was $0.2 million and for the nine-month periods ended September 30, 2016 and September 30, 2015 was $0.3 million. We withheld shares based on the closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees’ tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.

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

The following table summarizes performance award activity for the nine months ended September 30, 2016:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	258	$27.23
Granted	110	26.53
Vested	(60)	27.11
Forfeited	(75)	27.45
Nonvested at end of period	233	26.86

We did not grant any performance awards during the three-month periods ended September 30, 2016 and September 30, 2015, and granted performance awards (in thousands) totaling 110 shares and 202 shares during the nine-month periods ended September 30, 2016 and September 30, 2015, respectively, including additional shares earned as a result of attaining performance objectives at higher than the target level. Performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to earnings per share for the fiscal year, as established by the Compensation Committee. The number of shares which are ultimately earned for the 2016 awards will range from 0 percent to 123 percent of the target number based on the level of attainment of the performance objectives and ranged from 0 percent to 132 percent for the 2015 awards. We estimate the fair value of performance awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate.

The present value of estimated future dividends was calculated using the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Dividends per share (quarterly amounts)	$0.06	$0.05
Risk-free interest rate	1.5%	1.6%

During the nine-month period ended September 30, 2016, the Compensation Committee determined that the 2015 fiscal year performance objectives were achieved at a level above the target level and 165,500 shares of common stock were earned (excluding those shares forfeited prior to the end of the performance period), subject to time-based vesting over a five-year period. The vesting date fair value of performance awards that vested during the nine-month periods ended September 30, 2016 and September 30, 2015 was $1.6 million and $1.1 million, respectively. We withhold shares based on the closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for employees’ tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.

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

We generate other revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. None of these operations meets the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the table below. “Corporate” includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments, including gains and losses on sales of assets not attributable to our operating segments. We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. Inter-segment eliminations in the table below represent transactions between reporting segments that are eliminated in consolidation.

The following table summarizes our segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Truckload Transportation Services	$384,312	$417,861	$1,136,478	$1,225,439
Werner Logistics	109,459	102,149	310,001	296,459
Other	14,804	14,087	43,148	41,996
Corporate	313	634	1,300	1,880
Subtotal	508,888	534,731	1,490,927	1,565,774
Inter-segment eliminations	(212)	(283)	(768)	(1,028)
Total	$508,676	$534,448	$1,490,159	$1,564,746

Operating Income
Truckload Transportation Services	$19,846	$48,747	$74,971	$131,901
Werner Logistics	4,894	5,021	16,502	12,474
Other	(1,191)	(1,354)	(4,964)	(2,038)
Corporate	5,525	386	4,605	858
Total	$29,074	$52,800	$91,114	$143,195

(8) Derivative Financial Instrument
In the normal course of business we are subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. We manage our risks for interest rate changes through use of an interest rate swap. At September 30, 2016, we had one interest rate swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a pre-tax fair value loss of $2.4 million. The counterparty to this contract is a major financial institution. We are exposed to credit loss in the event of non-performance by the counterparty. We do not use derivative instruments for trading or speculative purposes and have no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2016 to third quarter 2015, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2016		2015		2016		2015		3ME	9ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$508,676	100.0	$534,448	100.0	$1,490,159	100.0	$1,564,746	100.0	(4.8)%	(4.8)%

Operating expenses:
Salaries, wages and benefits	162,862	32.0	167,301	31.3	479,298	32.2	479,142	30.6	(2.7)%	—%
Fuel	40,638	8.0	50,855	9.5	112,034	7.5	160,996	10.3	(20.1)%	(30.4)%
Supplies and maintenance	41,027	8.1	50,283	9.4	130,559	8.8	144,328	9.2	(18.4)%	(9.5)%
Taxes and licenses	21,540	4.2	22,616	4.2	64,353	4.3	66,459	4.3	(4.8)%	(3.2)%
Insurance and claims	19,106	3.8	17,372	3.3	59,384	4.0	60,034	3.8	10.0%	(1.1)%
Depreciation	51,781	10.2	49,081	9.2	152,849	10.3	143,065	9.1	5.5%	6.8%
Rent and purchased transportation	133,876	26.3	122,006	22.8	379,155	25.4	360,706	23.1	9.7%	5.1%
Communications and utilities	4,206	0.8	3,786	0.7	12,110	0.8	11,301	0.7	11.1%	7.2%
Other	4,566	0.9	(1,652)	(0.3)	9,303	0.6	(4,480)	(0.3)	376.4%	307.7%
Total operating expenses	479,602	94.3	481,648	90.1	1,399,045	93.9	1,421,551	90.8	(0.4)%	(1.6)%

Operating income	29,074	5.7	52,800	9.9	91,114	6.1	143,195	9.2	(44.9)%	(36.4)%
Total other expense (income)	(260)	(0.1)	(217)	—	(1,167)	(0.1)	(262)	—	(19.8)%	(345.4)%
Income before income taxes	29,334	5.8	53,017	9.9	92,281	6.2	143,457	9.2	(44.7)%	(35.7)%
Income taxes	10,414	2.1	20,941	3.9	34,963	2.4	56,391	3.6	(50.3)%	(38.0)%
Net income	$18,920	3.7	$32,076	6.0	$57,318	3.8	$87,066	5.6	(41.0)%	(34.2)%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$336,673		$360,124		$1,008,738		$1,042,309
Trucking fuel surcharge revenues	41,994		52,428		111,018		167,175
Non-trucking and other operating revenues	5,645		5,309		16,722		15,955
Operating revenues	384,312	100.0	417,861	100.0	1,136,478	100.0	1,225,439	100.0
Operating expenses	364,466	94.8	369,114	88.3	1,061,507	93.4	1,093,538	89.2
Operating income	$19,846	5.2	$48,747	11.7	$74,971	6.6	$131,901	10.8

	Three Months Ended September 30,			Nine Months Ended September 30,
Truckload Transportation Services	2016	2015	% Change	2016	2015	% Change
Operating ratio, net of fuel surcharge revenues (1)	94.2%	86.7%		92.7%	87.5%
Average revenues per tractor per week (2)	$3,589	$3,767	(4.7)%	$3,547	$3,710	(4.4)%
Average trip length in miles (loaded)	468	483	(3.1)%	466	480	(2.9)%
Average percentage of empty miles (3)	12.55%	12.53%	0.2%	13.08%	12.30%	6.3%
Average tractors in service	7,216	7,355	(1.9)%	7,291	7,205	1.2%
Total trailers (at quarter end)	22,655	22,495		22,655	22,495
Total tractors (at quarter end):
Company	6,355	6,710		6,355	6,710
Independent contractor	820	705		820	705
Total tractors	7,175	7,415		7,175	7,415

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Werner Logistics (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$109,459	100.0	$102,149	100.0	$310,001	100.0	$296,459	100.0
Rent and purchased transportation expense	91,695	83.8	86,085	84.3	255,954	82.6	251,406	84.8
Gross margin	17,764	16.2	16,064	15.7	54,047	17.4	45,053	15.2
Other operating expenses	12,870	11.7	11,043	10.8	37,545	12.1	32,579	11.0
Operating income	$4,894	4.5	$5,021	4.9	$16,502	5.3	$12,474	4.2

	Three Months Ended September 30,			Nine Months Ended September 30,
Werner Logistics	2016	2015	% Change	2016	2015	% Change
Average tractors in service	75	60	25.0%	71	54	31.5%
Total trailers (at quarter end)	1,590	1,405	13.2%	1,590	1,405	13.2%
Total tractors (at quarter end)	86	70	22.9%	86	70	22.9%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Operating Revenues
Operating revenues decreased 4.8% for the three months ended September 30, 2016, compared to the same period of the prior year. When comparing third quarter 2016 to third quarter 2015, Truckload segment revenues decreased $33.5 million or 8.0%, and Werner Logistics revenues increased $7.3 million or 7.2%.

Trucking revenues, net of fuel surcharge, decreased 6.5% in third quarter 2016 compared to third quarter 2015 due to a 4.7% decrease in average revenues per tractor per week, net of fuel surcharge, and a 1.9% decrease in the average number of tractors in service. Our average miles per truck declined by 3.5% in third quarter 2016 compared to third quarter 2015, and average revenues per total mile, net of fuel surcharge, declined by 1.2%.

Third quarter 2016 freight demand showed gradual improvement from the weak second quarter 2016 freight market. We believe part of this improvement was industry specific and part was Company specific. During June 2016, to take advantage of the strengthening Dedicated market, we moved 150 trucks from One-Way Truckload into Dedicated, lessening the need to find freight for their trucks in the more challenged One-Way market. In September 2016, we moved an additional 100 trucks from One-Way Truckload into Dedicated. Freight volumes and transactional (non-contract) spot market pricing in the One-Way Truckload market improved in third quarter 2016 from the lower levels in second quarter 2016. We reduced our spot market exposure from elevated levels in second quarter 2016 to more typical levels in third quarter 2016. We experienced better than normal freight volume trends in our One-Way Truckload business in July followed by stable and steady freight trends in August and September. Freight demand in October 2016 was consistent with normal seasonal trends.

During third quarter 2016, we experienced gradual freight improvement which began to validate our pricing strategy. The contractual rate market became more challenging in second quarter 2016, particularly in One-Way Truckload. An excess supply of industry trucks relative to sluggish freight demand created a market in which customers pushed harder for contractual rate decreases. We chose to exit from certain contractual business that would have required significant contractual rate decreases for the next year, since we believed that this pricing was not sustainable and that freight market conditions would begin to show improvement. While we avoided mid-single digit percentage or higher contractual rate decreases in second quarter 2016, market conditions and competition necessitated agreeing to flat to slightly lower contractual rates which became effective in third quarter 2016.

The average number of tractors in service in the Truckload segment decreased 1.9% to 7,216 in third quarter 2016 from 7,355 in third quarter 2015. We ended third quarter 2016 with 7,175 trucks in the Truckload segment, a year-over-year reduction of 240 trucks compared to the end of third quarter 2015, and a sequential decrease of 80 trucks compared to the end of second quarter 2016. We reduced our average trucks in service by 90 trucks from second quarter 2016 to third quarter 2016 in response to the freight market conditions. We are not growing our truck fleet until we see meaningful improvement in the freight and rate markets. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 19.9% to $42.0 million in third quarter 2016 from $52.4 million in third quarter 2015 due to lower average fuel prices in the 2016 quarter. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. Werner Logistics also recorded revenue and brokered freight expense of $0.2 million in third quarter 2016 and $0.3 million in third quarter 2015 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. In third quarter 2016, Werner Logistics revenues increased $7.3 million or 7.2%, and operating income dollars decreased $0.1 million or 2.5%, compared to third quarter 2015. The Werner Logistics gross margin percentage in third quarter 2016 of 16.2% improved year over year compared to the gross margin percentage of 15.7% in third quarter 2015. The Werner Logistics operating income percentage in third quarter 2016 of 4.5% declined from third quarter 2015 of 4.9%.

In third quarter 2016, Werner Logistics continued to see strong growth in our truck brokerage and intermodal solutions despite the sluggish logistics freight market. We believe this is a vote of confidence from our customers regarding the value of the Werner Enterprises portfolio of service offerings. We increased our Werner Logistics inside sales team by 25% year over year to facilitate growth and continue to invest in our regional office network. During third quarter 2016, we opened a new office in Omaha and renovated or expanded offices in Dallas, Atlanta and Chicago to support this continued growth. We remain confident that the depth and breadth of our portfolio strategy positions us very well for the changing regulatory environment in 2017.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.3% for the three months ended September 30, 2016, compared to 90.1% for the three months ended September 30, 2015. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.

Salaries, wages and benefits decreased $4.4 million or 2.7% in third quarter 2016 compared to third quarter 2015 but increased 0.7% as a percentage of operating revenues to 32.0%. The lower dollar amount of salaries, wages and benefits expense in the 2016 third quarter was due primarily to fewer company trucks and miles, partially offset by higher driver mileage pay rates (including a pay increase effective January 1, 2016, for approximately 20% of our company drivers, as well as prior driver pay increases in multiple Dedicated fleets). Additionally, in third quarter 2015, we accrued a total of $3.9 million of expense related to a class action suit involving an employment related claim and separation agreement for an executive resignation. When evaluated on a per-mile basis, driver salaries, wages and benefits increased, which we primarily attribute to 8% higher driver pay in third quarter 2016 compared to third quarter 2015. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 22.8%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2016. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2016 were similar to those for the previous policy year.

The driver recruiting market remains challenging. Several ongoing market factors persist including a declining number of, and increased competition for, driver training school graduates, a low national unemployment rate, aging truck driver demographics and increased truck safety regulations. We have taken many significant actions in the last year to strengthen our driver recruiting and retention to make Werner the preferred choice for the best drivers, including raising driver pay, lowering the age of our truck fleet, installing safety and training features on all new trucks and investing in our driver training schools. Our driver turnover rate continued to improve, achieving the lowest third quarter rate in 18 years. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel decreased $10.2 million or 20.1% in third quarter 2016 compared to third quarter 2015 and decreased 1.5% as a percentage of operating revenues due to lower average diesel fuel prices and slightly improved miles per gallon (“mpg”). Average diesel fuel prices were 17 cents per gallon lower in third quarter 2016 than in third quarter 2015, however were 2 cents per gallon higher than in second quarter 2016.

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

For October 2016, the average diesel fuel price per gallon was approximately 3 cents lower than the average diesel fuel price per gallon in the same period of 2015 and approximately 18 cents higher than in fourth quarter 2015.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance decreased $9.3 million or 18.4% in third quarter 2016 compared to third quarter 2015 and decreased 1.3% as a percentage of operating revenues. Repairs and maintenance decreased due to our younger tractor and trailer fleet and fewer company driver miles driven in the 2016 quarter. The average age of our company truck fleet was 1.7 years at the end of third quarter 2016, 1.9 years at the end of third quarter 2015 and 1.7 years at the end of second quarter 2016.

Taxes and licenses decreased $1.1 million or 4.8% in third quarter 2016 compared to third quarter 2015 and remained flat as a percentage of operating revenues. The decrease was caused primarily by lower diesel fuel taxes in third quarter 2016 compared to third quarter 2015, the result of fewer company driver miles.

Insurance and claims increased $1.7 million or 10.0% in third quarter 2016 compared to third quarter 2015 and increased 0.5% as a percentage of operating revenues. The increase in third quarter 2016 compared to third quarter 2015 was primarily the result of unfavorable development on prior period large dollar claims during the 2016 quarter and higher premiums, partially offset by better experience on small dollar claims. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2016 and continued to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2016 are about $3.5 million higher than premiums for the previous policy year. The market for excess trucking liability coverage is extremely difficult, as insurance carriers have either exited the market or increased premium rates due to increasing plaintiff awards in the industry.

Depreciation expense increased $2.7 million or 5.5% in third quarter 2016 compared to third quarter 2015 and increased 1.0% as a percentage of operating revenues. This increase was due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.

Depreciation expense has been historically affected by a series of changes to engine emissions standards imposed by the EPA that became effective in October 2002, January 2007 and January 2010, resulting in increased truck purchase costs. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but the 2010-standard engines are more fuel efficient. As of September 30, 2016, nearly all company trucks had engines that comply with the 2010 emissions standards.

Rent and purchased transportation expense increased $11.9 million or 9.7% in third quarter 2016 compared to third quarter 2015 and increased 3.5% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $5.6 million, and as a percentage of Werner Logistics revenues decreased to 83.8% in third quarter 2016 from 84.3% in third quarter 2015. This improved gross margin percentage is a result of on-going efforts to match contractual customer consistent freight with our strategic carrier partners’ capacity and then utilize the available capacity in the market to cover transactional volume.

Rent and purchased transportation for the Truckload segment increased $6.2 million in third quarter 2016 compared to third quarter 2015. This increase is due primarily to higher payments to independent contractors. In November 2015, we increased the per-mile settlement rate for certain independent contractors. Independent contractor miles as a percentage of total miles were 14.8% in third quarter 2016 compared to 11.7% in third quarter 2015. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles also shifted costs to the rent and purchased transportation category from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Communications and utilities increased $0.4 million or 11.1% in third quarter 2016 compared to third quarter 2015 and increased 0.1% as a percentage of operating revenues. This increase is primarily due to higher communications costs and equipment tracking expenses in third quarter 2016 compared to third quarter 2015.

Other operating expenses increased $6.2 million in third quarter 2016 compared to third quarter 2015 and increased 1.2% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $3.1 million in third quarter 2016, which includes a $6.5 million gain from the sale of real estate and $3.4 million of losses on equipment sales, compared to $6.7 million in third quarter 2015, which included a $0.7 million gain from a real estate sale. In third quarter 2016, we sold more trucks and more trailers than in third quarter 2015. We realized average losses per truck in third quarter 2016 compared to average gains in third quarter 2015 and realized similar average gains per trailer. The used truck pricing market became increasingly more difficult in third quarter 2016 due to a higher than normal supply of used trucks in the market and low buyer demand. We expect the used truck pricing market will remain difficult for at least the near term. Other operating expenses, primarily provision for doubtful accounts related to the driver training schools and professional and consulting fees, were $7.7 million in third quarter 2016 compared to $5.0 million in third quarter 2015.

Other Expense (Income)
Other expense (income) decreased 0.1% as a percentage of operating revenues in third quarter 2016 compared to third quarter 2015 due primarily to slightly higher interest income in the 2016 quarter which was partially offset by a slight increase in interest expense third quarter 2016 compared to third quarter 2015, as we had additional borrowings under our credit facilities in the 2016 quarter.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 35.5% in third quarter 2016 and 39.5% in third quarter 2015. The lower income tax rate in third quarter 2016 is attributed to favorable tax adjustments for the remeasurement of uncertain tax positions.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Operating Revenues
Operating revenues decreased 4.8% for the nine months ended September 30, 2016, compared to the same period of the prior year. In the Truckload segment, trucking revenues, net of fuel surcharge, decreased 3.2% in the 2016 year-to-date period compared to the 2015 year-to-date period due primarily to a 4.4% decrease in average revenues per tractor per week, partially offset by a 1.2% increase in the average number of tractors in service. Average revenues per total mile, net of fuel surcharge, decreased 1.4% in the first nine months of 2016 compared to the same period in 2015, and average monthly miles per tractor decreased by 3.0%. Truckload segment fuel surcharge revenues for the nine months ended September 30, 2016 decreased $56.2 million or 33.6% when compared to the nine months ended September 30, 2015 due to lower average fuel prices in the 2016 period. Werner Logistics revenues increased 4.6%, from $296.5 million in the first nine months of 2015 to $310.0 million in the same 2016 period.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.9% for the nine months ended September 30, 2016, compared to 90.8% for the nine months ended September 30, 2015. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.
Salaries, wages and benefits remained flat in the first nine months of 2016 compared to the first nine months of 2015 and increased 1.6% as a percentage of operating revenues to 32.2% due primarily to higher driver salaries, partially offset by lower workers’ compensation expense and student driver salaries. When evaluated on a per-mile basis, driver salaries, wages and benefits increased as well, which is attributable to higher driver pay. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 19.2%.
Fuel decreased $49.0 million or 30.4% in the first nine months of 2016 compared to the same period in 2015 and decreased 2.8% as a percentage of operating revenues due primarily to lower average diesel fuel prices in 2016 and improved mpg. Average diesel fuel prices were 44 cents per gallon lower in the first nine months of 2016 than in the same 2015 period.
Supplies and maintenance decreased $13.8 million or 9.5% in the first nine months of 2016 compared to the same period in 2015 and decreased 0.4% as a percentage of operating revenues. Repairs and maintenance decreased due to our younger tractor and trailer fleet and fewer company driver miles driven in the year-to-date 2016 period.
Taxes and licenses decreased $2.1 million or 3.2% in the first nine months of 2016 compared to the same 2015 period and remained flat as a percentage of operating revenues. Diesel fuel taxes were lower as a result of fewer company driver miles in the year-to-date 2016 period.
Insurance and claims decreased $0.7 million or 1.1% in the first nine months of 2016 compared to the same period in 2015 and increased 0.2% as a percentage of operating revenues due primarily to lower costs related to large dollar liability claims in the 2016 period.
Depreciation expense increased $9.8 million or 6.8% in the first nine months of 2016 compared to the same 2015 period and increased 1.2% as a percentage of operating revenues due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months. The purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.
Rent and purchased transportation expense increased $18.4 million or 5.1% in the first nine months of 2016 compared to the same 2015 period and increased 2.3% as a percentage of operating revenues. Rent and purchased transportation for the Truckload segment increased $14.2 million in the first nine months of 2016 compared to the same 2015 period. This increase is due primarily to higher payments to independent contractors in the first nine months of 2016 compared to the same period in 2015 because of rate increases for certain independent contractors in fourth quarter 2015 and higher independent contractor miles in the first nine months of 2016 compared to the same period in 2015. Independent contractor miles as a percentage of total miles were 14.4% and 11.7% in the first nine months of 2016 and 2015, respectively. Werner Logistics rent and purchased transportation expense increased $4.5 million and as a percentage of Werner Logistics revenues decreased to 82.6% in the 2016 period from 84.8% in the 2015 period. The Werner Logistics gross margin percentage improved as a result of on-going efforts to match contractual customer consistent freight with our strategic carrier partners’ capacity and then utilize the available capacity in the market to cover the transactional volume.
Communications and utilities increased $0.8 million or 7.2% in the first nine months of 2016 compared to the same 2015 period and increased 0.1% as a percentage of operating revenues. This increase is primarily due to higher communications costs and equipment tracking expenses in the 2016 year-to-date period compared to the 2015 year-to-date period.
Other operating expenses increased $13.8 million in the first nine months of 2016 compared to the same period in 2015 and increased 0.9% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) decreased to $13.3 million in the nine months ended September 30, 2016, including $10.5 million from sales of real estate, from $18.9 million in the nine months ended September 30, 2015. In the 2016 year-to-date period, we sold fewer trucks and more trailers and realized average losses per truck and higher average gains per trailer sold. Provision for doubtful accounts related to our driver schools was also higher in the 2016 period.
Other Expense (Income)
Other expense (income) decreased $0.9 million in the first nine months of 2016 compared to the same 2015 period and decreased 0.1% as a percentage of operating revenues, due primarily to higher interest income. Interest expense increased slightly for the first nine months of 2016 compared to first nine months of 2015, as we had additional borrowings under our credit facilities in 2016.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 37.9% for the first nine months of 2016 from 39.3% for the first nine months of 2015. The lower income tax rate for the first nine months of 2016 is attributed to (i) accruing for employment tax credits in 2016, which in the prior year were not enacted for 2015 until December 2015, and thus could not be accrued until fourth quarter 2015 and (ii) favorable tax adjustments for the remeasurement of uncertain tax positions.

Liquidity and Capital Resources:
During the nine months ended September 30, 2016, we generated cash flow from operations of $201.2 million, a 29% or $81.6 million decrease in cash flows compared to the same nine-month period a year ago. The decrease in net cash provided by operating activities resulted primarily from a $61.9 million decrease from general working capital activities including accounts receivable and accounts payable and a $29.7 million decrease in net income. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our credit facilities.

Net cash used in investing activities increased to $280.0 million for the nine-month period ended September 30, 2016 from $239.2 million for the nine-month period ended September 30, 2015. Net property additions (primarily revenue equipment) were $294.0 million for the nine-month period ended September 30, 2016, compared to $251.1 million during the same period of 2015. This increase occurred as we continued to increase our capital expenditures to lower the average age of our company truck fleet. As of September 30, 2016, we were committed to property and equipment purchases of approximately $133.3 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2016 to be in the range of $350 million to $400 million, compared to net capital expenditures in 2015 of $351.5 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.

Net financing activities provided $61.2 million during the nine months ended September 30, 2016, and used $19.8 million during the same period in 2015. During the nine months ended September 30, 2016, we borrowed $135.0 million of short-term and long-term debt and repaid $60.0 million of short-term and long-term debt. Our outstanding debt at September 30, 2016, was $150.0 million. We paid dividends of $13.0 million and $10.8 million in the nine-month periods ended September 30, 2016 and 2015, respectively. We increased our quarterly dividend rate by $0.01 per share, or 20%, beginning with the dividend paid in October 2015. We did not repurchase any shares of common stock during the nine months ended September 30, 2016, and we repurchased 225,000 shares at a cost of $6.4 million during the nine months ended September 30, 2015. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of September 30, 2016, the Company had purchased 3,287,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,712,709 shares remaining available for repurchase.

Management believes our financial position at September 30, 2016 is strong. As of September 30, 2016, we had $13.7 million of cash and cash equivalents and $978.5 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of September 30, 2016, we had a total of $325.0 million of credit pursuant to three credit facilities (see Note 2 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q), of which we had borrowed $150.0 million. The remaining $175.0 million of credit available under these facilities is reduced by the $25.8 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of September 30, 2016.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$6.2	$—	$—	$—	$—	$6.2
Long-term debt including current maturities	150.0	—	—	150.0	—	—
Interest payments on debt	8.6	2.7	5.3	0.6	—	—
Property and equipment purchase commitments	133.3	133.3	—	—	—	—
Total contractual cash obligations	$298.1	$136.0	$5.3	$150.6	$—	$6.2
Other Commercial Commitments
Unused lines of credit	$149.2	$—	$—	$149.2	$—	$—
Stand-by letters of credit	25.8	25.8	—	—	—	—
Total commercial commitments	$175.0	$25.8	$—	$149.2	$—	$—
Total obligations	$473.1	$161.8	$5.3	$299.8	$—	$6.2

As of September 30, 2016, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of September 30, 2016, we had $75.0 million outstanding under the term commitment at a variable rate of 1.12%, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $75.0 million outstanding under the credit facilities at a weighted average interest rate of 1.08%. Interest payments on debt are based on the debt balance and interest rates at September 30, 2016. The borrowing capacity under these credit facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of September 30, 2016, we had recorded a $6.2 million liability for unrecognized tax benefits. We expect none of it to be settled within the next twelve months and are unable to reasonably determine when the $6.2 million categorized as “period unknown” will be settled.

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

In December 2015, FMCSA issued final rules regarding the required installation and use of electronic logging devices (ELDs) by nearly all carriers to enhance the monitoring and enforcement of the driver hours of service rules. Carriers have until December 2017 to adopt and use compliant ELDs. We are the recognized industry leader for electronic logging of driver hours as we proactively adopted a paperless log system in 1996 that was subsequently approved for use by FMCSA in 1998, and we support a broad-based mandate for ELDs. In March 2016, the Owner-Operator Independent Drivers Association (OOIDA) filed a legal complaint with the 7th Circuit Court of Appeals against FMCSA seeking to overturn the ELD mandate. OOIDA has asked the court to strike down the rule, arguing the rule is an unconstitutional violation of trucker’s rights and will do little to enhance safety. The court heard oral arguments in September 2016 and on October 31, 2016, denied OOIDA’s lawsuit. It is uncertain if OOIDA will appeal the decision.

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

New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during third quarter 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The provisions of this update are effective for fiscal years beginning after December 15, 2017. We are evaluating the effect that ASU No. 2016-15 will have on our consolidated cash flows.

Other ASUs not identified above and which are not effective until after September 30, 2016 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of September 30, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $1.0 million for third quarter 2016 and $2.0 million for third quarter 2015 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75.0 million of debt outstanding at September 30, 2016, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement to reduce our exposure to interest rate increases.

We had $75.0 million of variable rate debt outstanding at September 30, 2016. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR (see Contractual Obligations and Commercial Commitments). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $750,000.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of September 30, 2016, the Company had purchased 3,287,291 shares pursuant to this authorization and had 4,712,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the third quarter 2016 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

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
See Note 5 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016

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

WERNER ENTERPRISES, INC.

Date: November 1, 2016	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 1, 2016	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary