Form 10-K
period 2016-12-31
WERNER ENTERPRISES INC
filed 2017-02-23
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[Mark one]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.079 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported by Nasdaq).
As of February 17, 2017, 72,192,743 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 9, 2017, are incorporated in Part III of this report.

WERNER ENTERPRISES, INC.

This Annual Report on Form 10-K for the year ended December 31, 2016 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.
PART I

ITEM 1.	BUSINESS
General
We are a transportation and logistics company engaged primarily in transporting truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Werner Logistics division (formerly Value Added Services or “VAS”). We believe we are one of the largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19 and serves as our Executive Chairman. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2016, our Truckload Transportation Services (“Truckload”) segment had a fleet of 7,100 trucks, of which 6,305 were company-operated and 795 were owned and operated by independent contractors. Our Werner Logistics division operated an additional 74 intermodal drayage trucks at the end of 2016.
We have two reportable segments – Truckload and Werner Logistics. You can find financial information regarding these segments and the geographic areas in which we conduct business in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
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
Our Werner Logistics segment is a non-asset-based transportation and logistics provider. Werner Logistics is comprised of the following four operating units that provide non-trucking services to our customers: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (“Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iv) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes. Our Brokerage unit had transportation services contracts with 15,664 carriers as of December 31, 2016.
Marketing and Operations
Our business philosophy is to provide superior on-time customer service at a significant value for our customers. To accomplish this, we operate premium modern tractors and trailers. This equipment has fewer mechanical and maintenance issues and helps attract and retain experienced drivers. We continually develop our business processes and technology to improve customer service and driver retention. We focus on customers who value the broad geographic coverage, diversified truck and logistics services, equipment capacity, technology, customized services and flexibility available from a large, financially-stable transportation and logistics provider.
We operate in the truckload and logistics sectors of the transportation industry. Our Truckload segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van, flatbed and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments

(expedited) or (iv) conversion of their private fleet to us (dedicated). In 2016, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 75% of total operating revenues, and non-trucking and other operating revenues (primarily Werner Logistics revenues) accounted for 25% of total operating revenues. Our Werner Logistics segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Werner Logistics services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport and (iv) international. The Werner Logistics international services are provided through our domestic and global subsidiary companies and include (i) ocean, air and ground transportation services, (ii) door-to-door freight forwarding and (iii) customs brokerage. Most Werner Logistics international services are provided throughout North America and Asia with additional coverage throughout Australia, Europe, South America and Africa. Werner Logistics is a non-asset-based transportation and logistics provider that is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of Truckload and Werner Logistics, for the last three years under Item 7 of Part II of this Form 10-K.
We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our freight. During 2016, our largest 5, 10, 25 and 50 customers comprised 27%, 43%, 61% and 74% of our revenues, respectively. No single customer generated more than 10% of our revenues in 2016. The industry groups of our top 50 customers are 48% retail and consumer products, 29% grocery products, 11% manufacturing/industrial and 12% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. Most of our Specialized Services customer contracts are one to three years in length and may be terminated by either party upon 30 to 90 days’ notice following the expiration of the contract’s first year, and we review rates in these contracts annually.
All of our company and independent contractor tractors are equipped with communication devices. These devices enable us and our drivers to conduct two-way communication using standardized and freeform messages. This technology also allows us to plan and monitor shipment progress. We automatically monitor truck movement and obtain specific data on the location of all trucks in the fleet every 15 minutes. Using the real-time global positioning data obtained from the devices, we have advanced application systems to improve customer and driver service. Examples of such application systems include: (i) an electronic logging system which records and monitors drivers’ hours of service and integrates with our information systems to pre-plan driver shipment assignments based on real-time available driving hours; (ii) software that pre-plans shipments drivers can trade enroute to meet driver home-time needs without compromising on-time delivery schedules; and (iii) automated “possible late load” tracking that informs the operations department of trucks possibly operating behind schedule, allowing us to take preventive measures to avoid late deliveries. In 1998, we began a successful pilot program and subsequently became the first trucking company in the United States to receive an exemption from DOT to use a global positioning-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. We have used electronic logging devices (“ELDs”) to monitor and enforce drivers’ hours of service since 1996.
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
Employee Associates and Independent Contractors
As of December 31, 2016, we employed 8,733 drivers; 607 mechanics and maintenance associates for the trucking operation; 1,225 office associates for the trucking operation; and 1,173 associates for Werner Logistics, international and other non-trucking operations. We also had 795 independent contractors who provide both a tractor and a driver or drivers. None of our U.S., Canadian or Chinese associates are represented by a collective bargaining unit, and we consider relations with our associates to be good.
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

At times, there are driver shortages in the trucking industry. Availability of experienced drivers can be affected by (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in the economy; and (iii) individual drivers’ desire to be home more frequently. The driver market remained challenging in 2016, and the supply of recent driver training school graduates continues to tighten. We believe that a declining number of, and increased competition for, driver training school graduates, a low national unemployment rate, aging truck driver demographics and increased truck safety regulations are tightening driver supply. We believe our strong mileage utilization, financial strength and safety record are attractive to drivers when compared to many other carriers. Additionally, we believe our large percentage of driving jobs in shorter-haul operations (such as Dedicated and Regional) that allow drivers to return home more often is attractive to drivers.
We utilize recent driver training school graduates as a significant source of new drivers. These drivers have completed a training program at a driver training school, hold a commercial driver’s license (“CDL”) and are further trained by Werner-certified trainer drivers prior to that driver becoming a solo driver with their own truck. As mentioned above, the recruiting environment for recent driver training school graduates remained challenging in 2016. The availability of these drivers has been negatively impacted by the decreased availability of student loan financing for driver training schools. We own two driver training schools that operate a total of 13 driver training locations to assist with the training and development of drivers for our company and the industry.
As economic conditions improve, competition for experienced drivers and recent driver training school graduates may increase and could become more challenging in 2017. We cannot predict whether we will experience future shortages in the availability of experienced drivers or driver training school graduates. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain experienced drivers or driver training school graduates, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
We also recognize that independent contractors complement our company-employed drivers. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses. Independent contractors also provide us with another source of drivers to support our fleet. We intend to maintain our emphasis on independent contractor recruiting, in addition to company driver recruitment. We, along with others in the trucking industry, however, continue to experience independent contractor recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment purchases, continue to make it difficult to recruit and retain independent contractors. If a shortage of independent contractors occurs, additional increases in per-mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain a sufficient number of drivers. These increases could negatively affect our results of operations to the extent that we could not obtain corresponding freight rate increases.
Revenue Equipment
As of December 31, 2016, we operated 6,305 company tractors and 795 tractors owned by independent contractors in our Truckload segment. Our Werner Logistics segment operated an additional 74 company tractors at the end of 2016. The company tractors were primarily manufactured by Freightliner (a Daimler company), Peterbilt and Kenworth (both divisions of PACCAR) and Volvo. We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency, and we have them set to not exceed 65 miles per hour.
The average age of our company truck fleet was 1.8 years at December 31, 2016, compared to 1.9 years at December 31, 2015. We increased our capital expenditures in 2015 and 2016 to lower the average age of our truck and trailer fleet. All of our trucks are equipped with satellite tracking devices. Approximately 72% of our company-owned trucks have collision mitigation safety systems and 62% of our company-owned trucks have automatic manual transmissions.
We operated 24,350 company-owned trailers at December 31, 2016. This total is comprised of 22,763 dry vans; 208 flatbeds; 1,333 temperature-controlled trailers; and 46 specialized trailers. Most of our trailers were manufactured by Wabash National Corporation. As of December 31, 2016, nearly all of our dry van trailer fleet consisted of 53-foot composite (DuraPlate®) trailers. We also provide other trailer lengths, such as 48-foot and 57-foot trailers, to meet the specialized needs of certain customers. Approximately 70% of our trailer fleet has satellite tracking; this is expected to grow to 90% of our trailer fleet by the end of 2017.
Our wholly-owned subsidiary, Werner Fleet Sales, sells our used trucks and trailers. Werner Fleet Sales has been in business since 1992 and operates in six locations. We may also trade used trucks to original equipment manufacturers when purchasing new trucks.

Fuel
In 2016, we purchased nearly all of our fuel from a predetermined network of fuel stops throughout the United States, of which approximately 96% was purchased from three large fuel stop chains. We negotiate discounted pricing based on historical purchase volumes with these fuel stop chains.
Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase and provide customers with the benefit of lower fuel costs when fuel prices decline. We do not generally recoup higher fuel costs for empty and out-of-route miles (which are not billable to customers) and truck idle time. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
We maintain aboveground and underground fuel storage tanks at many of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.
Regulations
We are regulated by the U.S. DOT, and certain areas of our business are subject to various federal, state and international laws and regulations. DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, drivers’ hours of service (“HOS”), and certain mergers, consolidations, and acquisitions. Werner maintains a satisfactory DOT safety rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could adversely impact our business as a proportion of our customer contracts require a satisfactory rating. Equipment weight and dimensions are also subject to federal, state, and international regulations with which we are required to comply.
The Federal Motor Carrier Safety Administration’s (“FMCSA”) Compliance, Safety, Accountability, (“CSA”) safety initiative monitors the safety performance of carriers. In December 2010, FMCSA made public the Safety Measurement System (“SMS”), which includes monthly updates of specific safety rating measurement and percentile ranking scores for over 500,000 trucking companies. Through SMS, the public could access carrier scores for CSA’s Behavior Analysis and Safety Improvement Categories (“BASICs”), as well as raw data as it relates to carriers’ roadside safety inspection performance, out-of-service rates, and moving violation histories. Within the Fixing America’s Surface Transportation (“FAST”) Act of 2015 was a provision instructing FMCSA to commission a Transportation Research Board study of the accuracy of CSA and SMS data to identify high risk carriers and predict future crash risk. FMCSA must submit the study to Congress and issue a corrective action plan to address the deficiencies identified in the study. The day after enactment of the FAST Act, information regarding carrier alerts and percentile ranks (i.e., scores) was removed from public view until FMCSA completes the corrective action plan. We continue to monitor any CSA related developments.
FMCSA proposed to change the method for assigning a motor carrier’s Safety Fitness Determination (“SFD”) in January 2016. The proposed methodology would determine when a carrier is not fit to operate commercial motor vehicles (“CMVs”) in or affecting interstate commerce based on (i) the carrier’s performance in relation to a fixed failure standard across the CSA BASICs; (ii) an investigation; or (iii) a combination of on-road safety data and investigation information. Currently, the assignment of an SFD follows the completion of a labor-intensive compliance review conducted at the carrier’s place of business. These audits are primarily an assessment of paper records instead of on-road safety performance. The proposed SFD rule would replace the three-tier federal rating system in place since 1982 that assigns the rating of “satisfactory,” “conditional,” or “unsatisfactory” to federally regulated motor carriers with a single determination of “unfit,” which would require the carrier to either improve its operations or cease operations.
Interstate carriers are subject to the FMCSA HOS regulations. FMCSA adopted a final rule in December 2011 that included provisions affecting restart periods, rest breaks, on-duty time, and penalties for violations. We modified and tested our electronic HOS system and began dispatching drivers under the revised HOS rules effective July 1, 2013. We believe these HOS changes negatively impacted miles per truck by two to three percent when they became effective in 2013. We have taken steps to minimize the financial impact of the HOS changes. However, government restrictions of available driving hours will continue to negatively impact the productivity of some drivers and some fleets within our company. Several attempts have been made to address these negative effects of the HOS changes through the courts and legislative process. The Consolidated Appropriations Act of 2016 was passed by Congress with HOS language intended to provide additional certainty for the industry and reduce negative effects of restricted hours. The language requires the FMCSA study to demonstrate results with statistically significant improvements in safety and driver health, among other things, before the agency could reinstate restart rule restrictions that became effective in July 2013. However, the new legislation did not include language specifically stipulating the industry would continue to operate under the pre-July 2013 restart rules if the study does not conclude the restrictions offer significant improvements. Due to this oversight, there was a risk of the restart provisions being eliminated unless corrected. This oversight was addressed by Congress in December 2016 through the passage of the Fiscal Year 2017 Continuing Resolution, which allows carriers to comply with the pre-July 2013 restart provision. If the FMCSA study does not meet the criteria required by Congress, the pre-July 2013 restart rule continues to be in effect indefinitely because of the corrective language.
Werner is the industry leader for ELDs for driver hours. We pioneered the Werner Paperless Logging System in 1996 that was subsequently approved for our use by FMCSA in 1998. In an effort to increase highway safety and improve compliance, Werner supports FMCSA’s ELD mandate. In January 2011, FMCSA proposed a rule requiring installation and use of ELDs by nearly all carriers to enhance the monitoring and enforcement of the driver HOS rules. Federal legislation required DOT to promulgate rules and regulations mandating the use of ELDs. The final rule was issued in December 2015, and carriers have until December 2017 to adopt and use compliant ELDs. In March 2016, a legal complaint was filed by the Owner-Operator Independent Drivers Association (“OOIDA”) to overturn the ELD mandate. OOIDA asked the U.S. 7th Circuit Court of Appeals to strike down the rule, arguing the rule is an unconstitutional violation of truckers’ rights and will do little to enhance safety. On October 31, 2016, OOIDA’s lawsuit was denied, and it is expected that OOIDA will appeal the decision to the Supreme Court.
FMCSA published a final rule that establishes the CDL Drug and Alcohol Clearinghouse in December 2016, which requires motor carriers, designated service agents, medical review officers, and substance abuse professionals to submit records related to drug and alcohol tests to a nationwide database. Carriers and service agents are required to report test refusals and positive results as well as query the database prior to hiring an applicant. The rule is effective January 5, 2017, with final compliance required by January 6, 2020.
The minimum requirements for entry-level driver training (“ELDT”) have been an ongoing FMCSA rulemaking for over 25 years. In early 2015, FMCSA convened a “Negotiated Rulemaking” advisory committee to broker a compromise. In March 2016, FMCSA issued a proposed rule that was primarily a reflection of the majority opinion of the committee. FMCSA issued its final rule in December 2016. Unlike the proposal, the final rule did not include minimum hours in the classroom or behind-the-wheel, but instead requires that the behind-the-wheel proficiency be determined by the instructor’s evaluation. Overall, we believe the rule succeeds in outlining a core curriculum that can lead to improved trucking safety for the industry and general public. On December 27, 2016, four members of the advisory committee petitioned FMCSA to reconsider the final rule in regard to the issue of minimum behind-the-wheel hours. This final rule was slated to take effect February 6, 2017, with a compliance date of February 7, 2020. However, agencies were directed by the President in January 2017 to temporarily postpone the effective date of rules published in the Federal Register but not yet effective. We will continue to monitor the status of this rulemaking as it will directly impact our schools and the hiring of professional drivers.
The Environmental Protection Agency (“EPA”) and DOT announced in August 2011 Phase I of the Clean Power Plan, which was the first-ever program to reduce greenhouse gas (“GHG”) emissions and improvements to fuel efficiency for model year (“MY”) 2014-2018 heavy-duty trucks. In August 2016, EPA and DOT issued Phase II of the GHG and fuel economy plan impacting trucks beginning in MY 2021 with requirements phased in to 2027. The final rule requires a reduction of up to 25 percent in carbon emissions from tractor-trailers over the next decade. Newly manufactured trailers, left out of the first phase, will have aerodynamic requirements beginning in 2021 with tighter standards phased in until 2027. On December 20, 2016, EPA issued a statement acknowledging the need to further reduce nitrogen oxide emissions and is committed to finalize a rule by the end of 2019 and begin implementing new standards with MY 2024 vehicles. The implementation timing is being aligned with engine and vehicle GHG and fuel standard milestones under Phase II.
California’s ongoing emissions reduction goals have significantly impacted the industry. On-Road Heavy Duty Vehicle Emissions Regulations adopted by the state, not only apply to California intrastate carriers, but also to carriers outside of California who enter the state with their equipment. Werner continues to comply with California’s Low Emission Transportation Refrigerated Unit (“TRU”) In-Use Performance Standards and its Tractor-Trailer GHG Reduction Rule, which is structured over a period of years to ensure ongoing compliance. We continue undertaking strategies to structure our fleet plans to operate compliant equipment in California.
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

Our operations are subject to various federal, state, and local environmental laws and regulations, many of which are implemented by the EPA and similar state regulatory agencies. These laws and regulations govern the management of hazardous wastes, discharge of pollutants into the air and surface and underground waters and disposal of certain substances. We do not believe that compliance with these regulations has a material effect on our capital expenditures, earnings and competitive position.
Various provisions of the North American Free Trade Agreement (“NAFTA”) may alter the competitive environment regarding shipments in and out of Mexico and Canada. Recent political activity suggests that changes to NAFTA may be forthcoming, but we believe we are prepared to respond to any changes that may occur to this agreement. We conduct a substantial amount of business in international freight shipments to and from the United States, Mexico, and Canada (see Note 9 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We believe we are one of the largest truckload carriers in terms of freight volume shipped to and from the United States, Mexico, and Canada.
Werner is dedicated to increasing driver safety and driver capability through participating in the development of meaningful public policy by continuing to evaluate the actions of regulatory agencies that have impact on our operations.
Competition
The freight transportation industry is highly competitive and includes thousands of trucking and non-asset-based logistics companies. We have a small share of the markets we target. Our Truckload segment competes primarily with other truckload carriers. Logistics companies, intermodal companies, railroads, less-than-truckload carriers and private carriers provide competition for both our Truckload and Werner Logistics segments. Our Werner Logistics segment also competes for the services of third-party capacity providers.
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
Independent contractor availability may also be affected by both inflationary cost increases that are the responsibility of independent contractors and the availability of equipment financing. If a shortage of independent contractors occurs, additional increases in per-mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain a sufficient number of drivers. These increases could negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.
Increases in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability.
To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
We operate in a highly competitive industry, which may limit growth opportunities and reduce profitability.
The freight transportation industry is highly competitive and includes thousands of trucking and non-asset-based logistics companies. We compete primarily with other truckload carriers in our Truckload segment. Logistics companies, intermodal companies, railroads, less-than-truckload carriers and private carriers also provide a lesser degree of competition in our Truckload segment, but such providers are more direct competitors in our Werner Logistics segment. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. This competition could have an adverse effect on either the number of shipments we transport or the freight rates we receive, which could limit our growth opportunities and reduce our profitability.
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
A significant portion of our revenue is generated from key customers. During 2016, our largest 5, 10 and 25 customers accounted for 27%, 43% and 61% of revenues, respectively. No single customer generated more than 10% of our revenues in 2016, and our largest customer accounted for 7% of our revenues in 2016. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Our contractual relationships with our Specialized Services customers are typically one to three years in length and may be terminated by either party upon 30 to 90 days’ notice following the expiration of the contract’s first year, and we review rates in these contracts annually. We cannot provide any assurance that key customer relationships will continue at the same levels. If a key customer substantially reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis and review individual past-due balances and collection concerns. However, a key customer’s financial failure may negatively affect our results of operations.
We depend on the services of third-party capacity providers, the availability of which could affect our profitability and limit growth in our Werner Logistics segment.
Our Werner Logistics segment is highly dependent on the services of third-party capacity providers, such as other truckload carriers, less-than-truckload carriers, railroads, ocean carriers and airlines. Many of those providers face the same economic challenges as we do and therefore are actively and competitively soliciting business. These economic conditions may have an adverse effect on the availability and cost of third-party capacity. If we are unable to secure the services of these third-party capacity providers at reasonable rates, our results of operations could be adversely affected.
If we cannot effectively manage the challenges associated with doing business internationally, our revenues and profitability may suffer.
Our results are affected by the success of our operations in Mexico, China and other foreign countries in which we operate (see Note 9 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA for Mexico and Canada. The agreement permitting cross border movements for both United States and Mexican based carriers into the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion on the cross border lanes between countries. Recent political activity suggests that changes to NAFTA may be forthcoming. This and other measures that may impact the level of trade between the United States and Mexico could negatively impact our volume of cross border shipments and thus, our results of operations.
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
We are sensitive to changes in used equipment prices and demand, especially with respect to tractors. We have been in the business of selling our company-owned trucks since 1992, when we formed our wholly-owned subsidiary Werner Fleet Sales. Reduced demand for used equipment could result in a lower volume of sales or lower sales prices, either of which could negatively affect our gains on sales of assets.
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
We have not received any written comments from SEC staff regarding our periodic or current reports that were issued 180 days or more preceding the end of our 2016 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES
Our headquarters are located on approximately 163 acres near U.S. Interstate 80 west of Omaha, Nebraska, 79 acres of which are undeveloped. Our headquarters office building includes a computer center, drivers’ lounges, cafeteria and company store. The Omaha headquarters also includes a driver safety and training facility, equipment maintenance and repair facilities and a sales office for selling used trucks and trailers. These maintenance facilities contain a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers, two paint booths and a reclaim center. Our headquarter facilities have suitable space available to accommodate planned needs for at least the next three to five years.

We also have several terminals throughout the United States, consisting of office and/or maintenance facilities. In addition, we own parcels of land in several locations in the United States for future terminal development. Our terminal locations are described below:

Location	Owned or Leased	Description	Segment
Omaha, Nebraska	Owned	Corporate headquarters, maintenance, truck sales	Truckload, Werner Logistics, Corporate
Omaha, Nebraska	Owned	Disaster recovery, warehouse	Corporate
Phoenix, Arizona	Owned	Office, maintenance	Truckload
Fontana, California	Owned	Office, maintenance, truck sales	Truckload
Denver, Colorado	Owned	Office, maintenance	Truckload
Atlanta, Georgia	Owned	Office, maintenance, truck sales	Truckload
Indianapolis, Indiana	Leased Owned	Office, maintenance Office	Truckload Truckload
Springfield, Ohio	Owned	Office, maintenance, truck sales	Truckload
Allentown, Pennsylvania	Leased	Office, maintenance	Truckload
Dallas, Texas	Owned	Office, maintenance, truck sales	Truckload
Laredo, Texas	Owned	Office, maintenance, transloading, truck sales	Truckload, Werner Logistics
Lakeland, Florida	Leased	Office, maintenance	Truckload
El Paso, Texas	Owned	Office, maintenance	Truckload
Brownstown, Michigan	Owned	Maintenance	Truckload
Newbern, Tennessee	Leased	Maintenance	Truckload
Chicago, Illinois	Leased	Maintenance	Truckload

We currently lease (i) small sales offices, brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico, Canada and China. We own (i) a 96-room motel located near our Omaha headquarters; (ii) an 85-room hotel located near our Atlanta terminal; (iii) a 71-room private driver lodging facility at our Dallas terminal; (iv) a warehouse facility in Omaha; and (v) a terminal facility in Queretaro, Mexico, which we lease to a third party. The Werner Fleet Sales network currently has six locations, which are located in certain of our terminals listed above. Our driver training schools currently operate in 13 locations.

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
Since August 1, 2004, our self-insured retention (“SIR”) and deductible amount for liability claims has been $2.0 million, plus administrative expenses, for each occurrence involving bodily injury or property damage. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. For all policy years since August 1, 2013, we have an annual aggregate of $8.0 million for claims between $2.0 million and $5.0 million. Our primary insurance coverage of $5.0 million covers the range of liability under which we expect most claims to occur, and for liability claims in excess of $5.0 million we have premium-based policies (issued by insurance companies) to coverage levels that our management considers adequate. For claims in excess of $5.0 million and less than $10.0 million, we are responsible for the first $5.0 million of claims for each policy year. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage. See also Note 1 and Note 7 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.
We are responsible for workers’ compensation claims up to $1.0 million per claim and have premium-based insurance coverage for individual claims above $1.0 million. We also maintain a $27.3 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol “WERN”. The following table sets forth, for the quarters indicated from January 1, 2015 through December 31, 2016, (i) the high and low trade prices per share of our common stock quoted on the NASDAQ Global Select MarketSM and (ii) our dividends declared per common share.

	2016			2015
	High	Low	Dividends Declared Per Common Share	High	Low	Dividends Declared Per Common Share
Quarter Ended:
March 31	$27.95	$20.91	$0.06	$33.42	$28.08	$0.05
June 30	28.80	21.35	0.06	31.70	25.78	0.05
September 30	25.49	22.16	0.06	29.34	25.08	0.06
December 31	29.05	21.45	0.06	28.29	22.45	0.06

As of February 17, 2017, our common stock was held by 260 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low trade prices per share of our common stock in the NASDAQ Global Select MarketSM as of February 17, 2017 were $28.00 and $27.63, respectively.
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

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Werner Enterprises, Inc. (WERN)	$100	$97	$112	$142	$107	$125
Standard & Poor’s 500	$100	$116	$154	$175	$177	$198
Current Peer Group	$100	$117	$168	$188	$131	$173
Former Peer Group NASDAQ Trucking Group (SIC Code 42)	$100	$121	$177	$222	$190	$236
Assuming the investment of $100 on December 31, 2011, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index, an index of other companies included in the trucking industry (NASDAQ Trucking Group – Standard Industrial Classification Code 42) and our current Peer Group over the same period. In 2016, we selected a new Peer Group, which is the same as our compensation Benchmarking Peer Group and includes more similar companies to us within our industry than the Former Peer Group. Our current Peer Group has the following companies: ArcBest; Echo Global Logistics; Forward Air; Genesee & Wyoming; Heartland Express; Hub Group; JB Hunt; Kansas City Southern; Kirby; Knight Transportation; Landstar System; Old Dominion Freight Line; Saia; Swift Transportation; and YRC Worldwide. Our stock price was $26.95 as of December 31, 2016. This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2016.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of December 31, 2016, the Company had purchased

3,287,291 shares pursuant to this authorization and had 4,712,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during the fourth quarter of 2016 by either the Company or any “affiliated purchaser”, as defined by Rule 10b-18 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of Part II of this Form 10-K.

(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Operating revenues	$2,008,991	$2,093,529	$2,139,289	$2,029,183	$2,036,386
Net income	79,129	123,714	98,650	86,785	103,034
Diluted earnings per share	1.09	1.71	1.36	1.18	1.40
Cash dividends declared per share	0.24	0.22	0.20	0.20	1.70
Total assets(1)	1,793,003	1,585,647	1,480,462	1,354,097	1,334,900
Total debt	180,000	75,000	75,000	40,000	90,000
Stockholders’ equity	994,787	935,654	833,860	772,519	714,897
Book value per share (2)	13.78	13.00	11.58	10.62	9.76
Return on average stockholders’ equity (3)	8.2%	14.1%	12.4%	11.7%	13.6%
Return on average total assets (1) (4)	4.7%	8.2%	7.0%	6.5%	7.7%
Operating ratio (consolidated) (5)	93.7%	90.4%	92.5%	93.1%	91.6%

(1)
Pursuant to the Company’s early adoption of Accounting Standards Update 2015-17, “Total assets” and “Return on average total assets” for 2015 and 2016 reflect the impact of reclassifying the current deferred tax asset into the non-current deferred tax liability. See also Note 1 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.

(2)
Stockholders’ equity divided by common shares outstanding as of the end of the period. Book value per share indicates the dollar value remaining for common shareholders if all assets were liquidated at recorded amounts and all debts were paid at recorded amounts.

(3)	Net income expressed as a percentage of average stockholders’ equity. Return on equity is a measure of a corporation’s profitability relative to recorded shareholder investment.

(4)	Net income expressed as a percentage of average total assets. Return on assets is a measure of a corporation’s profitability relative to recorded assets.

(5)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure used in the trucking industry to evaluate profitability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview:
We have two reportable segments, Truckload and Werner Logistics, and we operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our Werner Logistics segment). Although our business volume is not highly concentrated, we may also be affected by our customers’ financial failures or loss of customer business.
Revenues for our Truckload segment operating units (One-Way Truckload and Specialized Services) are typically generated on a per-mile basis and also include revenues such as stop charges, loading and unloading charges, equipment detention charges and equipment repositioning charges. To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average percentage of empty miles (miles without trailer cargo), (iii) average trip length (in loaded miles) and (iv) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our Truckload segment also generates a small amount of revenues categorized as non-trucking revenues, which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for 2016 to 2015, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
We provide non-trucking services primarily through the four operating units within our Werner Logistics segment (Brokerage, Freight Management, Intermodal and WGL). Unlike our Truckload segment, the Werner Logistics segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the Werner Logistics segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate the Werner Logistics segment’s financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.
Results of Operations:
The following table sets forth the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2016		2015		2014		Percentage Change in Dollar Amounts
(Amounts in thousands)	$	%	$	%	$	%	2016 to 2015 (%)	2015 to 2014 (%)
Operating revenues	$2,008,991	100.0	$2,093,529	100.0	$2,139,289	100.0	(4.0)	(2.1)

Operating expenses:
Salaries, wages and benefits	636,112	31.7	639,908	30.6	584,006	27.3	(0.6)	9.6
Fuel	155,042	7.7	204,583	9.8	346,058	16.2	(24.2)	(40.9)
Supplies and maintenance	171,397	8.5	190,114	9.1	188,437	8.8	(9.8)	0.9
Taxes and licenses	85,547	4.3	89,646	4.3	85,468	4.0	(4.6)	4.9
Insurance and claims	83,866	4.2	80,848	3.9	80,375	3.7	3.7	0.6
Depreciation	209,728	10.4	193,209	9.2	176,984	8.3	8.5	9.2
Rent and purchased transportation	512,296	25.5	480,624	22.9	498,782	23.3	6.6	(3.6)
Communications and utilities	16,106	0.8	15,121	0.7	14,220	0.7	6.5	6.3
Other	12,827	0.6	(980)	(0.1)	4,871	0.2	1,408.9	(120.1)
Total operating expenses	1,882,921	93.7	1,893,073	90.4	1,979,201	92.5	(0.5)	(4.4)

Operating income	126,070	6.3	200,456	9.6	160,088	7.5	(37.1)	25.2
Total other expense (income)	(1,390)	—	(705)	—	(1,686)	(0.1)	(97.2)	58.2
Income before income taxes	127,460	6.3	201,161	9.6	161,774	7.6	(36.6)	24.3
Income taxes	48,331	2.4	77,447	3.7	63,124	3.0	(37.6)	22.7
Net income	$79,129	3.9	$123,714	5.9	$98,650	4.6	(36.0)	25.4

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	2016		2015		2014
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$1,356,284		$1,411,099		$1,332,879
Trucking fuel surcharge revenues	155,293		212,489		349,763
Non-trucking and other operating revenues	22,404		21,286		19,495
Operating revenues	1,533,981	100.0	1,644,874	100.0	1,702,137	100.0
Operating expenses	1,426,268	93.0	1,455,024	88.5	1,549,145	91.0
Operating income	107,713	7.0	189,850	11.5	152,992	9.0

Truckload Transportation Services	2016	2015	2014
Operating ratio, net of fuel surcharge revenues (1)	92.2%	86.7%	88.7%
Average revenues per tractor per week (2)	$3,591	$3,732	$3,655
Average trip length in miles (loaded)	468	482	473
Average percentage of empty miles (3)	12.96%	12.39%	12.06%
Average tractors in service	7,263	7,271	7,013
Total trailers (at year end)	22,725	22,630	22,305
Total tractors (at year end):
Company	6,305	6,635	6,400
Independent contractor	795	815	650
Total tractors	7,100	7,450	7,050

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

	2016		2015		2014
Werner Logistics (amounts in thousands)	$	%	$	%	$	%
Operating revenues	$417,172	100.0	$393,174	100.0	$390,645	100.0
Rent and purchased transportation expense	345,790	82.9	332,168	84.5	338,625	86.7
Gross margin	71,382	17.1	61,006	15.5	52,020	13.3
Other operating expenses	50,648	12.1	44,108	11.2	44,485	11.4
Operating income	$20,734	5.0	$16,898	4.3	$7,535	1.9

Werner Logistics	2016	2015	2014
Average tractors in service	73	56	50
Total trailers (at year end)	1,625	1,460	1,670
Total tractors (at year end)	74	62	55
2016 Compared to 2015
Operating Revenues
Operating revenues decreased 4.0% in 2016 compared to 2015. When comparing 2016 to 2015, the Truckload segment revenues decreased $110.9 million, or 6.7%, and revenues for the Werner Logistics segment increased $24.0 million, or 6.1%. The lower fuel prices in 2016 compared to 2015 resulted in lower fuel surcharge revenues in the Truckload segment.
2016 was a very challenging freight and rate year for our truckload and logistics business segments. Freight demand in the first half of 2016 was softer than the same periods of 2015 and 2014, but began to show sequential and seasonal improvement in the second half of the year. We believe part of this improvement was industry specific and part was company specific. During June 2016, to take advantage of the strengthening Dedicated market, we moved 150 trucks from One-Way Truckload into Dedicated, lessening the need to find freight for their trucks in the more challenged one-way truckload market. In September 2016, we moved an additional 100 trucks from One-Way Truckload into Dedicated. Freight demand thus far in 2017 in One-Way Truckload has been softer than the same period of 2016.
The contractual rate market was very challenging in the first half of 2016, particularly in One-Way Truckload. An excess supply of industry trucks relative to sluggish freight demand created a market in which some customers pushed hard and obtained contractual rate decreases. At that time, we chose to exit from certain contractual business that would have required mid-to-high single digit contractual rate decreases for the next year, since we believed that this pricing was not sustainable. Market conditions and competition, however, necessitated agreeing to some flat to slightly lower contractual rates which became effective in the second half of 2016. Gradual improvement in freight volumes and transactional (non-contract) spot market rates in the second half of 2016 began to validate our pricing strategy, and in fourth quarter 2016 contract rates began to stabilize for new contracts. Expectations are rising for improved pricing in 2017, based on a more positive economic outlook, rationalizing industry truck supply, normalized current customer inventory levels and the supply-constricting December 2017 ELD regulatory mandate, although there can be no assurance that these factors will occur.
Trucking revenues, net of fuel surcharge, decreased 3.9% in 2016 compared to 2015 due to a 3.8% decrease in average revenues per tractor per week, net of fuel surcharge revenues. The average number of tractors in service remained about the same in both years. Average miles per truck declined by 3.2% in 2016 compared to 2015, and average revenues per total mile, net of fuel surcharge revenues, decreased 0.6%.
The average number of tractors in service in the Truckload segment remained flat at 7,263 in 2016 compared to 7,271 in 2015. We ended 2016 with 7,100 tractors in the Truckload segment, a year-over-year decrease of 350 trucks. Our Specialized Services unit, primarily Dedicated, ended 2016 with 3,760 trucks (or 53% of our total Truckload segment fleet compared to 49% at the end of 2015), and One-Way Truckload ended the year with 3,340 trucks. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues decreased 26.9% to $155.3 million in 2016 from $212.5 million in 2015 because of lower average fuel prices in 2016. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. Werner Logistics also recorded revenue and brokered freight expense of $1.0 million in 2016 and $1.3 million in 2015 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenues by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics revenues increased 6.1% to $417.2 million in 2016 from $393.2 million in 2015. The Werner Logistics gross margin dollars increased 17.0% to $71.4 million in 2016 from $61.0 million in 2015, and the Werner Logistics gross margin percentage improved to 17.1% in 2016 from 15.5% in 2015. The Werner Logistics operating income percentage improved to 5.0% in 2016 from 4.3% in 2015. In 2016, Werner Logistics achieved growth in our truck brokerage and intermodal solutions despite the challenged logistics freight market. A large Werner Logistics Freight Management customer was acquired in 2015, and their logistics solution will transition to the acquirer’s transportation platform in first quarter 2017. The loss of this customer will slow revenue growth in the near term.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.7% in 2016 compared to 90.4% in 2015. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins and certain statistical information for our two reportable segments, Truckload and Werner Logistics.
Salaries, wages and benefits decreased $3.8 million or 0.6% in 2016 compared to 2016 but increased 1.1% as a percentage of operating revenues. The lower dollar amount of salaries, wages and benefits expense was due primarily to fewer company trucks and miles in 2016 compared to 2015, partially offset by higher driver mileage pay rates (including a pay increase effective January 1, 2016, for approximately 20% of our company drivers and prior driver pay increases in multiple Dedicated fleets). When evaluated on a per-mile basis, driver and non-driver salaries, wages and benefits increased, which we attribute primarily to 7% higher driver pay per company truck mile in 2016. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 20.3% in 2016 compared to 2015.
We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2016. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2016 were similar to those for the previous policy year.

The driver recruiting market remained challenging in 2016. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, a low national unemployment rate, aging truck driver demographics and increased truck safety regulations. We took many significant actions in 2016 to strengthen our driver recruiting and retention to make Werner the preferred choice for the best drivers, including raising driver pay, lowering the age of our truck fleet, installing safety and training features on all new trucks, tightening our driver hiring standards and investing in our driver training schools. In 2016, we achieved our lowest driver turnover rate in 17 years. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $49.5 million or 24.2% in 2016 compared to 2015 and decreased 2.1% as a percentage of operating revenues due to (i) lower average diesel fuel prices, (ii) fewer company trucks and miles and (iii) improved miles per gallon (“mpg”). Average diesel fuel prices in 2016 were 29 cents per gallon lower than in 2015, a 17% decrease.
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
For the first seven weeks of 2017, the average diesel fuel price per gallon was approximately 61 cents higher than the average diesel fuel price per gallon in the same period of 2016 and approximately 54 cents higher than the average for first quarter 2016.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance decreased $18.7 million or 9.8% in 2016 compared to 2015 and decreased 0.6% as a percentage of operating revenues. Repairs and maintenance decreased in 2016 compared to 2015 due to our younger tractor and trailer fleet and fewer company driver miles driven in 2016.
Taxes and licenses decreased $4.1 million or 4.6% in 2016 compared to 2015 and did not change as a percentage of operating revenues. Federal and state diesel fuel taxes were lower in 2016 than in 2015 because of fewer company driver miles and a higher mpg in 2016. An improved mpg results in fewer gallons of diesel fuel purchased and consequently less fuel taxes paid.
Insurance and claims increased $3.0 million or 3.7% in 2016 compared to 2015 and increased 0.3% as a percentage of operating revenues. The increase in 2016 compared to 2015 is primarily the result of unfavorable loss development on prior period large dollar claims. Most of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2016, and continued to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. See Item 3 of Part I of this Form 10-K for information on our bodily injury and property damage coverage levels since August 1, 2013. Our liability and cargo insurance premiums for the policy year that began August 1, 2016 are about $3.5 million higher than premiums for the previous policy year. The market for excess trucking liability is extremely difficult, as insurance carriers have either exited the market or increased premium rates due to increasing plaintiff awards in the industry.
Depreciation increased $16.5 million or 8.5% in 2016 compared to 2015 and increased 1.2% as a percentage of operating revenues. This expense increase is due primarily to (i) the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months, (ii) the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated and (iii) a change during fourth quarter 2016 in the estimated life of certain trucks to more rapidly depreciate the trucks to their residual values due to the weak used truck market. The effect of this change in accounting estimate was to increase 2016 depreciation expense by $4.1 million. We expect depreciation expense for these trucks to continue at a similar higher level in first quarter 2017 and then gradually decline as these trucks are sold in the first few quarters of 2017.

We are nearing completion of a significant reinvestment in our fleet over the last two years to reduce the average age of our trucks and trailers. Our investment in newer trucks and trailers improves our driver experience, raises operational efficiency and helps us to better manage our maintenance, safety and fuel costs.
Rent and purchased transportation expense increased $31.7 million or 6.6% in 2016 compared to 2015 and increased 2.6% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $13.6 million, which corresponds to the higher Werner Logistics revenues, but decreased to 82.9% of Werner Logistics revenues in 2016 from 84.5% in 2015. The improved gross margin percentage is the result of on-going efforts to match contractual customer consistent freight with our strategic carrier partners’ capacity and then utilize the available capacity in the market to cover transactional volume.
Rent and purchased transportation expense for the Truckload segment increased $18.3 million in 2016 compared to 2015. This increase is due primarily to higher payments to independent contractors in 2016 compared to 2015, resulting from a November 2015 increase in the per-mile settlement rate for certain independent contractors. This increase was partially offset by lower average diesel fuel prices in 2016, which resulted in lower reimbursement to independent contractors for fuel. Independent contractor miles as a percentage of total miles were 14.4% in 2016 and 11.9% in 2015. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles also shifted costs to the rent and purchased transportation category from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.
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
Communications and utilities increased $1.0 million or 6.5% in 2016 compared to 2015 and increased 0.1% as a percentage of operating revenues. The increase is due to higher equipment tracking expenses and higher communication costs in 2016.
Other operating expenses increased $13.8 million in 2016 compared to 2015 and increased 0.7% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $16.4 million in 2016, including $10.5 million from sales of real estate, compared to $23.2 million in 2015, which included $0.9 million in real estate gains. In 2016, we sold fewer trucks and more trailers than in 2015 and realized average losses per truck and higher average gains per trailer sold. The used truck pricing market became increasingly difficult as 2016 progressed due to a higher than normal supply of used trucks in the market and low buyer demand. We expect the difficult used truck market conditions will persist in 2017. Other operating expenses, primarily provision for doubtful accounts related to the driver training schools and professional and consulting fees, were $7.0 million higher in 2016 than in 2015.
Other Expense (Income)
Other expense (income) decreased $0.7 million in 2016 compared to 2015 and remained flat as a percentage of operating revenues due primarily to higher interest income on notes receivable. Interest expense was higher in 2016 compared to 2015 due to higher average outstanding debt.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 37.9% for 2016 from 38.5% in 2015. The lower income tax rate in 2016 is primarily attributed to favorable tax adjustments for the remeasurement of uncertain tax positions in 2016.

2015 Compared to 2014
Operating Revenues
Operating revenues decreased 2.1% in 2015 compared to 2014. When comparing 2015 to 2014, the Truckload segment revenues decreased $57.3 million, or 3.4%, and the Werner Logistics segment revenues increased $2.5 million, or 0.6%. The significantly lower fuel prices in 2015 compared to 2014 resulted in lower fuel surcharge revenues in the Truckload segment and lower revenues in the Werner Logistics segment.
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
We continued to make progress implementing sustainable rate increases with our customers during 2015. These efforts worked to recoup the cost increases associated with more expensive equipment, a shrinking supply of qualified drivers and an increasingly challenging regulatory environment.
The average number of tractors in service in the Truckload segment increased 3.7% to 7,271 in 2015 from 7,013 in 2014, an increase of 258 tractors. Following an ongoing and intense company-wide focus to improve our driver recruiting and retention, we ended 2015 with 7,450 tractors in the Truckload segment (3,675 in our Specialized Services unit and 3,775 in our One-Way Truckload unit).
Trucking fuel surcharge revenues decreased 39.2% to $212.5 million in 2015 from $349.8 million in 2014 because of lower average fuel prices in 2015.
Werner Logistics revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. Werner Logistics also recorded revenue and brokered freight expense of $1.3 million in 2015 and $2.9 million in 2014 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenues by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics revenues increased 0.6% to $393.2 million in 2015 from $390.6 million in 2014. Werner Logistics gross margin dollars increased 17.3% to $61.0 million in 2015 from $52.0 million in 2014, and the Werner Logistics gross margin percentage improved to 15.5% in 2015 from 13.3% in 2014. Werner Logistics results for 2014 were negatively impacted by lower gross margin percentages for contractual business due to rising third-party carrier costs in a tight capacity market as well as regional capacity issues related to the second quarter 2014 start-up of a large Werner Logistics customer. We addressed several customer pricing, contractual and operational issues within Werner Logistics in fourth quarter 2014 which resulted in improved Werner Logistics financial performance in 2015. The Werner Logistics operating income percentage improved to 4.3% in 2015 from 1.9% in 2014.
Operating Expenses
Our operating ratio was 90.4% in 2015 compared to 92.5% in 2014. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 16 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins and certain statistical information for our two reportable segments, Truckload and Werner Logistics.
Salaries, wages and benefits increased $55.9 million or 9.6% in 2015 compared to 2014 and increased 3.3% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver salaries and payroll related fringe benefits due to higher driver pay rates and more company trucks and miles in 2015. We also recorded a total of $3.9 million of expense in 2015 related to a class action suit involving an employment related claim and a separation agreement for an executive resignation. When evaluated on a per-mile basis, driver and non-driver salaries, wages and benefits increased as well, which we attribute primarily to higher driver pay. In mid-August 2014, we increased pay by varying percentage amounts for many drivers within our One-Way Truckload unit. We also increased driver pay in multiple Dedicated fleets in 2014 and 2015. On a per-mile basis, non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment decreased 1.6% in 2015 compared to 2014.
We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2015. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2015 were similar to those for the previous policy year.
The driver recruiting market remained challenging in 2015. Several difficult market factors persisted, including a declining number of, and increased competition for, driver training school graduates, a gradually declining national unemployment rate, aging truck driver demographics and increased truck safety regulations. Following our mid-August 2014 pay changes and an ongoing and intense company-wide focus to improve our driver recruiting and retention, our driver retention metrics improved. During fourth quarter 2015, we announced strategic and targeted company driver and independent contractor per-mile increases in our One-Way Truckload business unit, totaling slightly more than $10 million on an annualized basis to nearly 20% of our drivers. Most of these increases became effective January 2016.
Fuel decreased $141.5 million or 40.9% in 2015 compared to 2014 and decreased 6.4% as a percentage of operating revenues due to (i) lower average diesel fuel prices and (ii) improved miles per gallon (“mpg”). Average diesel fuel prices in 2015 were $1.18 per gallon lower than in 2014, a 41% decrease. These decreases were partially offset by higher company truck miles in 2015.
During 2015, we continued to employ measures to improve our fuel mpg and invest in fuel saving equipment solutions, which were also intended to lessen environmental impact. These measures resulted in an improvement in mpg in 2015 compared to 2014, however, fuel savings from the mpg improvement is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid
Supplies and maintenance increased $1.7 million or 0.9% in 2015 compared to 2014 and increased 0.3% as a percentage of operating revenues. Driver advertising and other driver related expenses were higher in 2015 than in 2014. These increases were partially offset by lower tractor maintenance costs in 2015 due to a lower average age of company trucks in 2015 when compared to 2014.
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
Insurance and claims increased $0.5 million or 0.6% in 2015 compared to 2014 and increased 0.2% as a percentage of operating revenues. The increase in 2015 compared to 2014 is primarily the result of higher expense on large dollar liability claims, partially offset by a decrease in expense related to cargo claims. We renewed our liability insurance policies on August 1, 2015, and continued to be responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. Our liability and cargo insurance premiums for the policy year that began August 1, 2015, are slightly lower than premiums for the previous policy year on a per-mile basis.
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
Rent and purchased transportation expense decreased $18.2 million or 3.6% in 2015 compared to 2014 and decreased 0.4% as a percentage of operating revenues. Werner Logistics rent and purchased transportation expense decreased $6.5 million, despite higher Werner Logistics revenues, and decreased to 84.5% of Werner Logistics revenues in 2015 from 86.7% in 2014. This decrease was due primarily to our efforts to address customer pricing, contractual and operational issues within Werner Logistics.
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
Other operating expenses decreased $5.9 million in 2015 compared to 2014 and decreased 0.3% as a percentage of operating revenues. Gains on sales of assets increased to $23.2 million in 2015 from $19.3 million in 2014, a $3.9 million increase. In 2015, we sold more trucks and trailers than in 2014. We realized higher average gains per trailer sold, while average gains per truck sold were flat due to the used truck market weakening in fourth quarter 2015, causing lower pricing. We also realized $0.9 million in gains from the sale of real estate in 2015 compared to $1.6 million in 2014. Other operating expenses were lower in 2015 than in 2014.
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
Liquidity and Capital Resources:

During the year ended December 31, 2016, we generated cash flow from operations of $312.4 million, a 15.7% decrease ($58.0 million), compared to the year ended December 31, 2015. This decrease in net cash provided by operating activities is attributed primarily to a $44.6 million decrease in net income and a $15.4 million decrease from general working capital activities (including accounts receivable and accounts payable). Cash flow from operations increased $163.8 million in 2015 from 2014, or 79.3%. This increase is attributed primarily to a $76.6 million increase from general working capital activities (including a $50.8 million increase in cash flows related to accounts receivable due to the timing of customer payments) and a $25.1 million increase in net income. Our income tax payments were also $41.6 million lower in 2015 due to the timing of enacting tax regulation changes at the end of 2014 and 2015. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our existing credit facilities.
Net cash used in investing activities increased by $74.7 million to $410.3 million in 2016 from $335.5 million in 2015 and increased by $132.0 million in 2015 from $203.5 million in 2014. Net property additions (primarily revenue equipment) were $429.6 million for the year ended December 31, 2016, compared to $351.5 million during the same period of 2015 and $212.3 million during 2014. Net property additions were higher in 2016 and 2015 than in 2014 because starting in the second half of 2014, we increased our capital expenditures to lower the average age of our truck fleet. As of December 31, 2016, we were committed to property and equipment purchases of approximately $83.8 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2017 to be in the range of $225.0 million to $275.0 million. We intend to fund these net capital expenditures in 2017 through cash flow from operations and financing available under our existing credit facilities, as management deems necessary.
Net financing activities provided $83.4 million in 2016 and used $25.0 million in 2015 and $3.7 million in 2014. During the year ended December 31, 2016, we borrowed $165.0 million of debt and repaid $60.0 million of debt. Our outstanding debt at December 31, 2016 totaled $180.0 million. During 2015, we borrowed and repaid $10.0 million of debt, and in 2014 we borrowed $85.0 million and repaid $50.0 million. We also made a $3.1 million note payment in both 2016 and 2015. We paid quarterly dividends of $17.3 million in 2016, $15.1 million in 2015 and $14.4 million in 2014. We increased our quarterly dividend rate by $0.01 per share, or 20%, beginning with the dividend paid in October 2015. We did not repurchase any common stock in 2016; however, financing activities for 2015 included common stock repurchases of 225,000 shares at a cost of $6.4 million, compared to $30.6 million in 2014 (1,200,000 shares). From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends on stock market conditions and other factors. As of December 31, 2016, the Company had purchased 3,287,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,712,709 shares remaining available for repurchase.
Management believes our financial position at December 31, 2016 is strong. As of December 31, 2016, we had $17.0 million of cash and cash equivalents and $994.8 million of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of December 31, 2016, we had a total of $325.0 million of credit pursuant to three credit facilities (see Note 2 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for information regarding our credit agreements as of December 31, 2016), of which we had borrowed $180.0 million. Subsequent to the end of the year, in January 2017, we repaid $20.0 million of debt. The remaining $145.0 million of credit available under these facilities at December 31, 2016 is reduced by the $25.8 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.
Contractual Obligations and Commercial Commitments:
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2016.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year (2017)	1-3 years (2018-2019)	3-5 years (2020-2021)	More than 5 years (After 2021)	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$6.1	$—	$—	$—	$—	$6.1
Long-term debt, including current maturities	180.0	20.0	75.0	85.0	—	—
Interest payments on debt	9.9	3.3	5.9	0.7	—	—
Property and equipment purchase commitments	83.8	83.8	—	—	—	—
Total contractual cash obligations	$279.8	$107.1	$80.9	$85.7	$—	$6.1
Other Commercial Commitments
Unused lines of credit	$119.2	$—	$—	$119.2	$—	$—
Stand-by letters of credit	25.8	25.8	—	—	—	—
Total commercial commitments	$145.0	$25.8	$—	$119.2	$—	$—
Total obligations	$424.8	$132.9	$80.9	$204.9	$—	$6.1
As of December 31, 2016, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100 million credit facility which will expire on July 12, 2020, and a $75 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of December 31, 2016, we had $75 million outstanding under the term commitment at a variable rate of 1.30%, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $105 million outstanding under the credit facilities at a weighted average interest rate of 1.30%. Interest payments on debt are based on the debt balance and interest rate at December 31, 2016. The credit available under these facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of December 31, 2016, we had recorded a $6.1 million liability for unrecognized tax benefits. We are unable to reasonably determine when the $6.1 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
In 2016, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of December 31, 2016, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $4.2 million in 2016, $3.9 million in 2015, and $3.6 million in 2014 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was

20.66 Pesos to $1.00 at December 31, 2016 compared to 17.21 Pesos to $1.00 at December 31, 2015 and 14.72 Pesos to $1.00 at December 31, 2014.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75.0 million of debt outstanding at December 31, 2016, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement to reduce our exposure to interest rate increases.

We had $105.0 million of variable rate debt outstanding at December 31, 2016. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR (see Contractual Obligations and Commercial Commitments). Assuming this level of borrowings, a hypothetical one percentage point increase in the LIBOR interest rate would increase our annual interest expense by approximately $1.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Werner Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Werner Enterprises, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Werner Enterprises, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Omaha, Nebraska
February 23, 2017

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Operating revenues	$2,008,991	$2,093,529	$2,139,289
Operating expenses:
Salaries, wages and benefits	636,112	639,908	584,006
Fuel	155,042	204,583	346,058
Supplies and maintenance	171,397	190,114	188,437
Taxes and licenses	85,547	89,646	85,468
Insurance and claims	83,866	80,848	80,375
Depreciation	209,728	193,209	176,984
Rent and purchased transportation	512,296	480,624	498,782
Communications and utilities	16,106	15,121	14,220
Other	12,827	(980)	4,871
Total operating expenses	1,882,921	1,893,073	1,979,201
Operating income	126,070	200,456	160,088
Other expense (income):
Interest expense	2,577	1,974	881
Interest income	(4,158)	(2,875)	(2,538)
Other	191	196	(29)
Total other income	(1,390)	(705)	(1,686)
Income before income taxes	127,460	201,161	161,774
Income taxes	48,331	77,447	63,124
Net income	$79,129	$123,714	$98,650
Earnings per share:
Basic	$1.10	$1.72	$1.37
Diluted	$1.09	$1.71	$1.36
Weighted-average common shares outstanding:
Basic	72,057	71,957	72,122
Diluted	72,393	72,556	72,738
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net income	$79,129	$123,714	$98,650
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,191)	(3,930)	(3,564)
Change in fair value of interest rate swap	337	242	(1,180)
Other comprehensive income (loss)	(3,854)	(3,688)	(4,744)
Comprehensive income	$75,275	$120,026	$93,906
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$16,962	$31,833
Accounts receivable, trade, less allowance of $9,183 and $10,298, respectively	261,372	251,023
Other receivables	15,168	17,241
Inventories and supplies	12,768	16,415
Prepaid taxes, licenses and permits	15,374	15,657
Income taxes receivable	21,497	20,052
Other current assets	29,987	27,281
Total current assets	373,128	379,502
Property and equipment, at cost:
Land	56,261	34,356
Buildings and improvements	148,443	134,595
Revenue equipment	1,676,070	1,530,617
Service equipment and other	229,217	209,032
Total property and equipment	2,109,991	1,908,600
Less – accumulated depreciation	747,353	754,130
Property and equipment, net	1,362,638	1,154,470
Other non-current assets	57,237	51,675
Total assets	$1,793,003	$1,585,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,618	$70,643
Current portion of long-term debt	20,000	—
Insurance and claims accruals	83,404	64,106
Accrued payroll	26,189	25,233
Other current liabilities	18,650	23,720
Total current liabilities	214,861	183,702
Long-term debt, net of current portion	160,000	75,000
Other long-term liabilities	16,711	19,832
Insurance and claims accruals, net of current portion	113,875	125,195
Deferred income taxes	292,769	246,264
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,166,969 and 71,998,750 shares outstanding, respectively	805	805
Paid-in capital	101,035	102,734
Retained earnings	1,084,796	1,022,966
Accumulated other comprehensive loss	(16,917)	(13,063)
Treasury stock, at cost; 8,366,567 and 8,534,786 shares, respectively	(174,932)	(177,788)
Total stockholders’ equity	994,787	935,654
Total liabilities and stockholders’ equity	$1,793,003	$1,585,647
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$79,129	$123,714	$98,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	209,728	193,209	176,984
Deferred income taxes	44,632	38,442	5,038
Gain on disposal of property and equipment	(16,432)	(23,240)	(19,260)
Non-cash equity compensation	2,381	4,361	6,070
Insurance and claims accruals, net of current portion	(11,320)	1,750	(8,455)
Other	(3,370)	9,103	1,107
Changes in certain working capital items:
Accounts receivable, net	(10,349)	15,704	(35,080)
Other current assets	4,979	9,455	(25,926)
Accounts payable	(5,272)	7,256	(1,497)
Other current liabilities	18,291	(9,362)	8,934
Net cash provided by operating activities	312,397	370,392	206,565
Cash flows from investing activities:
Additions to property and equipment	(537,838)	(454,097)	(296,649)
Proceeds from sales of property and equipment	108,231	102,614	84,355
Decrease in notes receivable	19,353	19,517	14,390
Other	—	(3,580)	(5,583)
Net cash used in investing activities	(410,254)	(335,546)	(203,487)
Cash flows from financing activities:
Repayments of short-term debt	(20,000)	(10,000)	(10,000)
Proceeds from issuance of short-term debt	40,000	10,000	10,000
Repayments of long-term debt	(40,000)	—	(40,000)
Proceeds from issuance of long-term debt	125,000	—	75,000
Payment of notes payable	(3,117)	(3,117)	—
Dividends on common stock	(17,289)	(15,115)	(14,440)
Repurchases of common stock	—	(6,438)	(30,587)
Tax withholding related to net share settlements of restricted stock awards	(1,832)	(1,724)	(1,977)
Stock options exercised	370	846	7,012
Excess tax benefits from equity compensation	238	556	1,324
Net cash provided by (used in) financing activities	83,370	(24,992)	(3,668)
Effect of exchange rate fluctuations on cash	(384)	(625)	(484)
Net increase (decrease) in cash and cash equivalents	(14,871)	9,229	(1,074)
Cash and cash equivalents, beginning of period	31,833	22,604	23,678
Cash and cash equivalents, end of period	$16,962	$31,833	$22,604
Supplemental disclosures of cash flow information:
Interest paid	$2,470	$1,978	$820
Income taxes paid	4,673	35,205	76,849
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$25,449	$36,060	$14,385
Issuance of notes payable	—	—	6,233
Change in fair value of interest rate swap	337	242	(1,180)
Property and equipment acquired included in accounts payable	1,874	627	2,067
Property and equipment disposed included in other receivables	155	21	—
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2013	$805	$98,534	$830,842	$(4,631)	$(153,031)	$772,519
Comprehensive income	—	—	98,650	(4,744)	—	93,906
Purchases of 1,200,000 shares of common stock	—	—	—	—	(30,587)	(30,587)
Dividends on common stock ($0.20 per share)	—	—	(14,407)	—	—	(14,407)
Equity compensation activity, 524,448 shares, including excess tax benefits	—	(2,801)	—	—	9,160	6,359
Non-cash equity compensation expense	—	6,070	—	—	—	6,070
BALANCE, December 31, 2014	805	101,803	915,085	(9,375)	(174,458)	833,860
Comprehensive income	—	—	123,714	(3,688)	—	120,026
Purchases of 225,000 shares of common stock	—	—	—	—	(6,438)	(6,438)
Dividends on common stock ($0.22 per share)	—	—	(15,833)	—	—	(15,833)
Equity compensation activity, 185,382 shares, including excess tax benefits	—	(3,430)	—	—	3,108	(322)
Non-cash equity compensation expense	—	4,361	—	—	—	4,361
BALANCE, December 31, 2015	805	102,734	1,022,966	(13,063)	(177,788)	935,654
Comprehensive income	—	—	79,129	(3,854)	—	75,275
Dividends on common stock ($0.24 per share)	—	—	(17,299)	—	—	(17,299)
Equity compensation activity, 168,219 shares, including excess tax benefits	—	(4,080)	—	—	2,856	(1,224)
Non-cash equity compensation expense	—	2,381	—	—	—	2,381
BALANCE, December 31, 2016	$805	$101,035	$1,084,796	$(16,917)	$(174,932)	$994,787
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Werner Enterprises, Inc. (the “Company”) is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. For the years ended December 31, 2016, 2015 and 2014, our ten largest customers comprised 43%, 45% and 41%, respectively, of our revenues. No single customer generated more than 10% of the Company’s total revenues in 2016, 2015, and 2014.
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Werner Enterprises, Inc. and our majority-owned subsidiaries. All significant intercompany accounts and transactions relating to these majority-owned entities have been eliminated.
Use of Management Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) reported amounts of revenues and expenses during the reporting period. The most significant estimates that affect our financial statements include the useful lives and salvage values of property and equipment, accrued liabilities for insurance and claims, estimates for income taxes and the allowance for doubtful accounts. Actual results could differ from those estimates.
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

During fourth quarter 2016, due to the weak used truck market, we reduced the estimated life of certain trucks to more rapidly depreciate the trucks to their residual values. The effect of this change in accounting estimate was to increase 2016 depreciation expense and decrease operating income by $4.1 million and decrease net income by $2.6 million, or approximately $0.04 per diluted share. We expect depreciation expense for these trucks to continue at a similar higher level in first quarter 2017 and then gradually decline as these trucks are sold in the first few quarters of 2017.

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
For the years ended December 31, 2016, 2015, and 2014 our self-insured retention (“SIR”) and deductible amount for liability claims is $2.0 million plus administrative expenses, for each occurrence involving bodily injury or property damage. We are also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. Liability claims in excess of these aggregates are covered under premium-based policies (issued by insurance companies) to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage.
Our SIR for workers’ compensation claims is $1.0 million per claim, with premium-based insurance coverage for claims exceeding this amount. We also maintain a $27.3 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier.
Under these insurance arrangements, we maintained $25.8 million in letters of credit as of December 31, 2016.
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

	Years Ended December 31,
	2016	2015	2014
Net income	$79,129	$123,714	$98,650
Weighted average common shares outstanding	72,057	71,957	72,122
Dilutive effect of stock-based awards	336	599	616
Shares used in computing diluted earnings per share	72,393	72,556	72,738
Basic earnings per share	$1.10	$1.72	$1.37
Diluted earnings per share	$1.09	$1.71	$1.36

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
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2016, 2015 and 2014, comprehensive income consists of net income, foreign currency translation adjustments and change in fair value of interest rate swap.
New Accounting Pronouncements Adopted: In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which requires presentation of deferred tax assets and liabilities as non-current in the balance sheet, which simplified the current guidance. Effective January 1, 2016, we early-adopted the guidance and retrospectively adjusted the December 31, 2015 presentation by reclassifying $28.0 million of current deferred tax assets into the non-current liability “Deferred income taxes.”
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

Accounting Standards Updates Not Yet Effective: On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has also issued ASU No. 2016-08, 2016-10, 2016-11, and 2016-12 in 2016, with additional guidance related to revenue recognition matters. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue recognition standard and to permit early adoption but no earlier than the original effective date (annual periods beginning after December 15, 2016); such decisions were documented in the FASB’s ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” As a result of the deferral, the new standard (as well as ASU No. 2016-08, 2016-10, 2016-11 and 2016-12) will become effective for us beginning January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and have not yet selected a transition method. While we cannot yet determine the quantitative impact on our consolidated financial statements, we currently expect the new standard to affect the timing of revenue recognition. Today we recognize revenue and related direct costs when the shipment is delivered. The new standard will require us to recognize revenue over time.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory,” which requires inventory to be recorded at the lower of cost and net realizable value (instead of lower of cost or market). The provisions of this update are effective as of January 1, 2017, and are not expected to have a material effect on our consolidated financial position, results of operations or cash flows, as nearly all of our inventory is recorded at cost.
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
The provisions of this update are effective for fiscal years beginning after December 15, 2016 and are not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.
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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - (Topic 230) Restricted Cash (a Consensus of the FASB Emerging Issues Task Force),” which requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The provisions of this update are effective for fiscal years beginning after December 15, 2017. We are evaluating the effect ASU No. 2016-18 will have on our consolidated cash flows and related disclosures.
Other ASUs not identified above and which are not effective until after December 31, 2016 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

(2) CREDIT FACILITIES
As of December 31, 2016, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”).
As of December 31, 2016 and 2015, our outstanding debt totaled $180.0 million and $75.0 million, respectively. We had $75.0 million outstanding under the term commitment at a variable rate of 1.30% as of December 31, 2016, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $105.0 million outstanding under the credit facilities at a weighted average interest rate of 1.30%. Subsequent to the end of the year, in January 2017, we repaid $20.0 million of debt, which we classified as current in the Consolidated Balance Sheets. The $325.0 million of borrowing capacity under our credit facilities at December 31, 2016, is further reduced by $25.8 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At December 31, 2016, we were in compliance with these covenants.
At December 31, 2016, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2017	$20,000
2018	—
2019	75,000
2020	85,000
2021	—
Total	$180,000
The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(3) NOTES RECEIVABLE
We provide financing to some individuals who want to become independent contractors by purchasing a tractor from us and leasing their services to us. We maintain a primary security interest in the tractor until the independent contractor pays the note balance in full. Independent contractor notes receivable are included in other current assets and other non-current assets in the Consolidated Balance Sheets. At December 31, notes receivable consisted of the following (in thousands):

	December 31,
	2016	2015
Independent contractor notes receivable	$46,831	$38,450
Other notes receivable	5,189	7,474
	52,020	45,924
Less current portion	14,590	11,597
Notes receivable – non-current	$37,430	$34,327
We also provide financing to some individuals who attended our driver training schools. The student notes receivable are included in other receivables and other non-current assets in the Consolidated Balance Sheets. At December 31, student notes receivable consisted of the following (in thousands):

	December 31,
	2016	2015
Student notes receivable	$34,097	$19,436
Allowance for doubtful student notes receivable	(15,682)	(8,622)
Total student notes receivable, net of allowance	18,415	10,814
Less current portion, net of allowance	7,350	4,747
Student notes receivable - non-current portion	$11,065	$6,067

(4) INCOME TAXES
Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$237	$32,090	$51,260
State	2,928	5,665	6,606
Foreign	534	1,250	220
	3,699	39,005	58,086
Deferred:
Federal	42,895	33,912	4,503
State	1,737	4,530	535
	44,632	38,442	5,038
Total income tax expense	$48,331	$77,447	$63,124

The effective income tax rate differs from the federal corporate tax rate of 35% in 2016, 2015 and 2014 as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Tax at statutory rate	$44,611	$70,406	$56,621
State income taxes, net of federal tax benefits	3,032	6,627	4,641
Non-deductible meals and entertainment	1,549	1,687	1,497
Income tax credits	(1,900)	(1,700)	(1,600)
Other, net	1,039	427	1,965
Total income tax expense	$48,331	$77,447	$63,124

At December 31, deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Insurance and claims accruals	$74,015	$71,285
Compensation-related accruals	10,056	10,187
Allowance for uncollectible accounts	6,135	6,138
Other	4,168	6,291
Gross deferred tax assets	94,374	93,901
Deferred tax liabilities:
Property and equipment	377,093	330,580
Prepaid expenses	7,737	7,229
Other	2,313	2,356
Gross deferred tax liabilities	387,143	340,165
Net deferred tax liability	$292,769	$246,264
Deferred tax assets are more likely than not to be realized as a result of historical profitability, future taxable income, and reversal of deferred tax liabilities.
We recognized a $1.1 million decrease in the net liability for unrecognized tax benefits for the year ended December 31, 2016 and a $0.6 million decrease for the year ended December 31, 2015. We accrued interest expense of $0.2 million during 2016 and $0.2 million during 2015, excluding from both years the reversal of accrued interest related to the adjustment of uncertain tax positions. If recognized, $3.9 million of unrecognized tax benefits as of December 31, 2016 and $5.0 million as of December 31, 2015 would impact our effective tax rate. Interest of $1.1 million as of December 31, 2016 and $1.4 million as of December 31, 2015 has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months. The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2016 and 2015 are shown below (in thousands).

	December 31,
	2016	2015
Unrecognized tax benefits, beginning balance	$7,717	$8,583
Gross increases – tax positions in prior period	236	229
Gross decreases – tax positions in prior period	(217)	—
Gross increases – current-period tax positions	473	769
Settlements	(2,154)	(1,864)
Unrecognized tax benefits, ending balance	$6,055	$7,717
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2013 through 2015 are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. In fourth quarter 2016, the IRS completed its audit of our amended 2011 federal income tax return with no additional taxes or penalties due. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(5) DERIVATIVE FINANCIAL INSTRUMENT
In the normal course of business we are subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. We manage our risks for interest rate changes through use of an interest rate swap. At December 31, 2016, we had one interest rate swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a pre-tax fair value loss of $1.0 million. The counterparty to this contract is a major financial institution. We are exposed to credit loss in the event of non-performance by the counterparty. We do not use derivative instruments for trading or speculative purposes and have no derivative financial instruments to reduce our exposure to fuel price fluctuations.
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

(6) EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS
Equity Plan
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of December 31, 2016, there were 7,539,292 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of December 31, 2016, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $5.8 million and is expected to be recognized over a weighted average period of 2.3 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Years Ended December 31,
	2016	2015	2014
Stock options:
Pre-tax compensation expense	$(25)	$30	$116
Tax benefit	(9)	11	46
Stock option expense, net of tax	$(16)	$19	$70
Restricted awards:
Pre-tax compensation expense	$2,337	$1,875	$4,134
Tax benefit	886	722	1,622
Restricted stock expense, net of tax	$1,451	$1,153	$2,512
Performance awards:
Pre-tax compensation expense	$167	$2,514	$1,859
Tax benefit	63	968	724
Performance award expense, net of tax	$104	$1,546	$1,135
We do not have a formal policy for issuing shares upon an exercise of stock options or vesting of restricted and performance awards. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2017.
Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The following table summarizes stock option activity for the year ended December 31, 2016:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	192	$18.29
Granted	—	—
Exercised	(19)	18.82
Forfeited	(2)	22.28
Expired	—	—
Outstanding at end of period	171	18.19	1.87	$1,497
Exercisable at end of period	166	18.07	1.78	$1,475

We did not grant any stock options during the years ended December 31, 2016, 2015 and 2014. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was as follows (in thousands):

2016	$119
2015	655
2014	3,687
Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 84 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the year ended December 31, 2016:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	445	$24.32
Granted	67	26.54
Vested	(159)	22.95
Forfeited	(60)	22.35
Nonvested at end of period	293	25.98
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
The total fair value of previously granted restricted awards vested during the years ended December 31, 2016, 2015, and 2014 was $4.3 million, $4.5 million, and $5.8 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for the employees’ tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations were recorded as treasury stock.
Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the year ended December 31, 2016:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	258	$27.23
Granted	110	26.53
Vested	(60)	27.11
Forfeited	(184)	26.78
Nonvested at end of period	124	27.33
The 2016 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to earnings per share for the fiscal year. In February 2017, the Compensation Committee determined the 2016 fiscal year results fell below the threshold level; thus, no shares of common stock were earned, and the shares not earned are included in the forfeited shares in the activity table above. In February 2016, the Compensation Committee determined the 2015 fiscal year performance objectives were achieved at a level above the target level, and the additional shares earned above the target are included in the granted shares in the activity table above.
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
The vesting date fair value of the performance awards vested during the years ended December 31, 2016 and December 31, 2015 was $1.6 million and $1.1 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total cash remitted for employees’ tax obligations to the relevant taxing authorities is reflected as a financing activity within the Consolidated Statements of Cash Flows, and the shares withheld to satisfy the minimum tax withholding obligations are recorded as treasury stock.
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

2016	$183
2015	182
2014	188
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

2016	$2,113
2015	2,041
2014	1,812
Nonqualified Deferred Compensation Plan
The Executive Nonqualified Excess Plan (the “Excess Plan”) is our nonqualified deferred compensation plan for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2016, there were 48 participants in the Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants’ accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation is included in other long-term liabilities in the Consolidated Balance Sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the Consolidated Balance Sheets.
The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2016	2015
Accumulated benefit obligation	$6,920	$7,068
Aggregate market value	5,821	6,216

(7) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $83.8 million at December 31, 2016.
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
We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (FLSA) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit dates back to 2008 through March 2014. In August 2015, the court denied our motion for summary judgment and granted the plaintiff’s motion for summary judgment, ruling in plaintiff’s favor on both theories of liability (short breaks and sleeper berth time). During second quarter 2016, the court issued two rulings, the first of which dismissed plaintiff’s claims under the Nebraska Wage Payment and Collection Act (but not the FLSA) and the second of which granted our motion to strike plaintiff’s untimely damages calculations. As a result, we reduced our accrual in second quarter 2016, and we had a $1.2 million estimated liability at December 31, 2016 related to the short break matter. In February 2017, the court revised the decision from August 2015 and denied summary judgment to the plaintiffs on the sleeper berth issue. In doing so, the court also ruled that the Company had not willfully violated the law on the sleeper berth claim and dismissed the liquidated damages portion of the case, related to the sleeper berth claim. Based on the knowledge of the facts related to the sleeper berth matter, management does not currently believe a loss is probable, thus we have not accrued for the sleeper berth matter. We are currently unable to determine the possible loss or range of loss. We intend to vigorously defend the merits of these claims and to appeal any adverse verdict in this case.
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

(8) RELATED PARTY TRANSACTIONS
The Company leases land from a trust in which the Company’s principal stockholder is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which were $50,000 in 2016 and are recorded as expenses in the Consolidated Statements of Income. The Company has made leasehold improvements to the land totaling approximately $6.6 million for facilities used for business meetings and customer promotion.

(9) SEGMENT INFORMATION
We have two reportable segments – Truckload Transportation Services (“Truckload”) and Werner Logistics (formerly Value Added Services).
The Truckload segment consists of two operating units, One-Way Truckload and Specialized Services, that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. One-Way Truckload is comprised of the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States. Specialized Services (primarily Dedicated) provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, including services for products requiring specialized trailers such as flatbed or temperature-controlled trailers. Revenues for the Truckload segment include a small amount of non-trucking revenues which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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
The following table summarizes our segment information (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues
Truckload Transportation Services	$1,533,981	$1,644,874	$1,702,137
Werner Logistics	417,172	393,174	390,645
Other	57,062	54,512	46,588
Corporate	1,749	2,297	2,803
Subtotal	2,009,964	2,094,857	2,142,173
Inter-segment eliminations	(973)	(1,328)	(2,884)
Total	$2,008,991	$2,093,529	$2,139,289

Operating Income
Truckload Transportation Services	$107,713	$189,850	$152,992
Werner Logistics	20,734	16,898	7,535
Other	(6,177)	(7,513)	(3,991)
Corporate	3,800	1,221	3,552
Total	$126,070	$200,456	$160,088

Information about the geographic areas in which we conduct business is summarized below (in thousands) as of and for the years ended December 31, 2016, 2015 and 2014. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	2016	2015	2014
Revenues
United States	$1,760,214	$1,821,026	$1,857,624
Foreign countries
Mexico	183,058	191,453	187,124
Other	65,719	81,050	94,541
Total foreign countries	248,777	272,503	281,665
Total	$2,008,991	$2,093,529	$2,139,289

Long-lived Assets
United States	$1,341,703	$1,134,433	$989,815
Foreign countries
Mexico	20,614	19,879	23,734
Other	321	158	233
Total foreign countries	20,935	20,037	23,967
Total	$1,362,638	$1,154,470	$1,013,782
We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. No customer generated more than 10% of our total revenues for 2016, 2015 and 2014.

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Operating revenues	$482,802	$498,681	$508,676	$518,832
Operating income	32,487	29,553	29,074	34,956
Net income	20,092	18,306	18,920	21,811
Basic earnings per share	0.28	0.25	0.26	0.30
Diluted earnings per share	0.28	0.25	0.26	0.30

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Operating revenues	$495,654	$534,644	$534,448	$528,783
Operating income	38,185	52,210	52,800	57,261
Net income	23,142	31,848	32,076	36,648
Basic earnings per share	0.32	0.44	0.45	0.51
Diluted earnings per share	0.32	0.44	0.44	0.51

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No disclosure under this item was required within the two most recent fiscal years ended December 31, 2016, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
We have audited Werner Enterprises, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Werner Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Werner Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Omaha, Nebraska
February 23, 2017

Changes in Internal Control over Financial Reporting
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During fourth quarter 2016, no information was required to be disclosed in a report on Form 8-K, but not reported.

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
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2016, information about compensation plans under which our equity securities are authorized for issuance:

			Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	588,410 (1)	$18.19 (2)	7,539,292

(1)	Includes 407,650 shares to be issued upon vesting of outstanding restricted stock awards.

(2)	The weighted-average exercise price does not take into account the shares to be issued upon vesting of outstanding restricted stock awards, which have no exercise price.
We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.
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
(3)      Exhibits: The response to this portion of Item 15 is submitted as a separate section of this Form 10-K (see Exhibit Index on pages 51 and 52).

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2017.

WERNER ENTERPRISES, INC.

By:	/s/ Derek J. Leathers

Derek J. Leathers President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Clarence L. Werner	Executive Chairman and Director	February 23, 2017
Clarence L. Werner

/s/ Derek J. Leathers	President and Chief Executive Officer	February 23, 2017
Derek J. Leathers	(Principal Executive Officer)

/s/ Gregory L. Werner	Director	February 23, 2017
Gregory L. Werner

/s/ Michael L. Steinbach	Director	February 23, 2017
Michael L. Steinbach

/s/ Kenneth M. Bird, Ed.D.	Director	February 23, 2017
Kenneth M. Bird, Ed.D.

/s/ Patrick J. Jung	Director	February 23, 2017
Patrick J. Jung

/s/ Duane K. Sather	Director	February 23, 2017
Duane K. Sather

/s/ Dwaine J. Peetz, Jr., M.D.	Director	February 23, 2017
Dwaine J. Peetz, Jr., M.D.

/s/ Gerald H. Timmerman	Director	February 23, 2017
Gerald H. Timmerman

/s/ John J. Steele	Executive Vice President, Treasurer	February 23, 2017
John J. Steele	and Chief Financial Officer (Principal Financial Officer)

/s/ James L. Johnson	Executive Vice President, Chief Accounting Officer	February 23, 2017
James L. Johnson	and Corporate Secretary (Principal Accounting Officer)

SCHEDULE II
WERNER ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2016:
Allowance for doubtful accounts	$10,298	$(245)	$870	$9,183
Year ended December 31, 2015:
Allowance for doubtful accounts	$10,017	$692	$411	$10,298
Year ended December 31, 2014:
Allowance for doubtful accounts	$9,939	$206	$128	$10,017

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2016:
Allowance for doubtful student notes	$8,622	$19,019	$11,959	$15,682
Year ended December 31, 2015:
Allowance for doubtful student notes	$17,603	$12,595	$21,576	$8,622
Year ended December 31, 2014:
Allowance for doubtful student notes	$14,948	$15,336	$12,681	$17,603
See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 10, 2016

10.1	Werner Enterprises, Inc. Amended and Restated Equity Plan	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

10.2	Non-Employee Director Compensation	Filed herewith

10.3	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., as amended	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009

10.4	Named Executive Officer Compensation	Filed herewith

10.5	Lease Agreement, as amended February 8, 2007, between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.6	License Agreement, dated February 8, 2007 between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.7	Form of Notice of Grant of Nonqualified Stock Option	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2007

10.8	Form of Restricted Stock Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2009

10.9	Form of Performance-Based Restricted Stock Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2014

10.10	Severance Agreement and Release between the Registrant and Greg Werner	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10.11	Separation Agreement between the Registrant and James A. Mullen	Filed herewith

11	Statement Re: Computation of Per Share Earnings	See Note 1 (Common Stock and Earnings Per Share) in the Notes to Consolidated Financial Statements under Item 8 herein

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

Exhibit Number	Description	Incorporated by Reference to:

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith