Form 10-Q
period 2017-03-31
WERNER ENTERPRISES INC
filed 2017-05-02
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, 72,219,768 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I
FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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
Operating results for the three-month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2016 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
	(Unaudited)
Operating revenues	$501,221	$482,802
Operating expenses:
Salaries, wages and benefits	160,839	156,737
Fuel	45,156	32,060
Supplies and maintenance	38,232	47,115
Taxes and licenses	20,786	20,987
Insurance and claims	19,840	18,347
Depreciation	55,336	50,164
Rent and purchased transportation	126,425	117,976
Communications and utilities	4,072	3,909
Other	4,563	3,020
Total operating expenses	475,249	450,315
Operating income	25,972	32,487
Other expense (income):
Interest expense	776	494
Interest income	(914)	(990)
Other	53	45
Total other income	(85)	(451)
Income before income taxes	26,057	32,938
Income taxes	10,038	12,846
Net income	$16,019	$20,092
Earnings per share:
Basic	$0.22	$0.28
Diluted	$0.22	$0.28
Dividends declared per share	$0.060	$0.060
Weighted-average common shares outstanding:
Basic	72,191	72,025
Diluted	72,447	72,353
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2017	2016
	(Unaudited)
Net income	$16,019	$20,092
Other comprehensive income (loss):
Foreign currency translation adjustments	2,447	56
Change in fair value of interest rate swap	214	(735)
Other comprehensive income (loss)	2,661	(679)
Comprehensive income	$18,680	$19,413
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,804	$16,962
Accounts receivable, trade, less allowance of $9,301 and $9,183, respectively	247,035	261,372
Other receivables	15,604	15,168
Inventories and supplies	12,314	12,768
Prepaid taxes, licenses and permits	11,499	15,374
Income taxes receivable	15,300	21,497
Other current assets	37,261	29,987
Total current assets	369,817	373,128
Property and equipment	2,067,555	2,109,991
Less – accumulated depreciation	744,181	747,353
Property and equipment, net	1,323,374	1,362,638
Other non-current assets	52,477	57,237
Total assets	$1,745,668	$1,793,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,546	$66,618
Current portion of long-term debt	25,000	20,000
Insurance and claims accruals	74,483	83,404
Accrued payroll	27,034	26,189
Other current liabilities	17,000	18,650
Total current liabilities	207,063	214,861
Long-term debt, net of current portion	105,000	160,000
Other long-term liabilities	16,064	16,711
Insurance and claims accruals, net of current portion	110,960	113,875
Deferred income taxes	296,197	292,769
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,219,768 and 72,166,969 shares outstanding, respectively	805	805
Paid-in capital	101,587	101,035
Retained earnings	1,096,190	1,084,796
Accumulated other comprehensive loss	(14,256)	(16,917)
Treasury stock, at cost; 8,313,768 and 8,366,567 shares, respectively	(173,942)	(174,932)
Total stockholders’ equity	1,010,384	994,787
Total liabilities and stockholders’ equity	$1,745,668	$1,793,003
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$16,019	$20,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,336	50,164
Deferred income taxes	3,433	6,410
Gain on disposal of property and equipment	(1,392)	(3,365)
Non-cash equity compensation	896	(315)
Insurance and claims accruals, net of current portion	(2,915)	(4,250)
Other	(3,897)	(5,006)
Changes in certain working capital items:
Accounts receivable, net	14,337	15,260
Other current assets	288	12,006
Accounts payable	(1,869)	813
Other current liabilities	(5,289)	(490)
Net cash provided by operating activities	74,947	91,319
Cash flows from investing activities:
Additions to property and equipment	(42,659)	(123,424)
Proceeds from sales of property and equipment	28,065	21,821
Decrease in notes receivable	7,206	3,394
Net cash used in investing activities	(7,388)	(98,209)
Cash flows from financing activities:
Repayments of short-term debt	(20,000)	—
Repayments of long-term debt	(30,000)	—
Dividends on common stock	(4,330)	(4,320)
Tax withholding related to net share settlements of restricted stock awards	(341)	(540)
Stock options exercised	524	99
Excess tax benefits from equity compensation	—	(19)
Net cash used in financing activities	(54,147)	(4,780)
Effect of exchange rate fluctuations on cash	430	247
Net increase (decrease) in cash and cash equivalents	13,842	(11,423)
Cash and cash equivalents, beginning of period	16,962	31,833
Cash and cash equivalents, end of period	$30,804	$20,410
Supplemental disclosures of cash flow information:
Interest paid	$876	$494
Income taxes paid	378	1,088
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$872	$14,051
Change in fair value of interest rate swap	214	(735)
Property and equipment acquired included in accounts payable	671	7,240
Property and equipment disposed included in other receivables	11	476
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Accounting Policies

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory: Simplifying the Measurement of Inventory,” which requires inventory to be recorded at the lower of cost and net realizable value (instead of lower of cost or market). The Company adopted ASU No. 2015-11 as of January 1, 2017. Upon adoption, this update had no effect on our consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” to simplify several aspects of the accounting for share-based payment transactions. The new update requires excess tax benefits and tax deficiencies to be recorded in the consolidated statements of income as a component of income tax expense when share-based awards vest or are settled. The update also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur and now allows for withholding up to the maximum statutory tax rate on certain share-based awards without triggering liability accounting.

The Company adopted ASU No. 2016-09 as of January 1, 2017. Upon adoption, share-based payment excess tax benefits and tax deficiencies are recognized in the consolidated statements of income as a component of income tax expense, rather than additional paid-in capital as previously recognized. The Company elected to report excess tax benefits as operating activities in the consolidated statements of cash flows on a prospective basis, and prior period amounts have not been adjusted. The Company also elected to use actual forfeitures to determine the amount of share-based compensation expense to be recognized. This change was applied on a modified retrospective basis and resulted in a $0.3 million decrease to retained earnings in first quarter 2017.

(2) Credit Facilities
As of March 31, 2017, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of March 31, 2017, and December 31, 2016, our outstanding debt totaled $130.0 million and $180.0 million, respectively. We had $75.0 million outstanding under the term commitment at a variable rate of 1.51% as of March 31, 2017, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $55.0 million outstanding under the credit facilities at a weighted average interest rate of 1.53%. Subsequent to the end of the quarter, in April 2017, we repaid $25.0 million of debt, which we classified as current in the Consolidated Balance Sheets. The $325.0 million of borrowing capacity under our credit facilities at March 31, 2017, is further reduced by $25.8 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At March 31, 2017, we were in compliance with these covenants.

At March 31, 2017, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2017	$25,000
2018	—
2019	75,000
2020	30,000
2021	—
Total	$130,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(3) Income Taxes
We accrued interest expense of $55 thousand and $52 thousand during the three-month periods ended March 31, 2017 and March 31, 2016, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at March 31, 2017, is $6.0 million. If recognized, $3.9 million of unrecognized tax benefits would impact our effective tax rate. Interest of $1.1 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2013 through 2016 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(4) Commitments and Contingencies
As of March 31, 2017, we have committed to property and equipment purchases of approximately $99.9 million.

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

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (FLSA) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit dates back to 2008 through March 2014. In August 2015, the court denied our motion for summary judgment and granted the plaintiff’s motion for summary judgment, ruling in plaintiff’s favor on both theories of liability (short breaks and sleeper berth time). During second quarter 2016, the court issued two rulings, the first of which dismissed plaintiff’s claims under the Nebraska Wage Payment and Collection Act (but not the FLSA) and the second of which granted our motion to strike plaintiff’s untimely damages calculations. As a result, we reduced our accrual in second quarter 2016, and we had a $1.2 million estimated liability at March 31, 2017 related to the short break matter. In February 2017, the court revised the decision from August 2015 and denied summary judgment to the plaintiffs on the sleeper berth issue. In doing so, the court also ruled that the Company had not willfully violated the law on the sleeper berth claim and dismissed the liquidated damages portion of the case, related to the sleeper berth claim. Based on the knowledge of the facts related to the sleeper berth matter, management does not currently believe a loss is probable, thus we have not accrued for the sleeper berth matter. We are currently unable to determine the possible loss or range of loss. We intend to vigorously defend the merits of these claims and to appeal any adverse verdict in this case.

We are also involved in certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deductions and other items. Based on the knowledge of the facts, management does not currently believe the outcome of these class actions is likely to have a material adverse effect on our financial position or results of operations. However, the final disposition of these matters and the impact of such final dispositions cannot be determined at this time.

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

	Three Months Ended March 31,
	2017	2016
Net income	$16,019	$20,092
Weighted average common shares outstanding	72,191	72,025
Dilutive effect of stock-based awards	256	328
Shares used in computing diluted earnings per share	72,447	72,353
Basic earnings per share	$0.22	$0.28
Diluted earnings per share	$0.22	$0.28

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

(6) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of March 31, 2017, there were 7,352,802 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of March 31, 2017, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $8.1 million and is expected to be recognized over a weighted average period of 2.4 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options:
Pre-tax compensation expense	$2	$5
Tax benefit	1	2
Stock option expense, net of tax	$1	$3
Restricted awards:
Pre-tax compensation expense	$633	$130
Tax benefit	245	50
Restricted stock expense, net of tax	$388	$80
Performance awards:
Pre-tax compensation expense	$283	$(419)
Tax benefit	110	(163)
Performance award expense, net of tax	$173	$(256)

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

Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years, one day from the date of grant. The following table summarizes stock option activity for the three months ended March 31, 2017:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	171	$18.19
Granted	—	—
Exercised	(30)	17.61
Forfeited	—	—
Expired	—	—
Outstanding at end of period	141	18.31	1.74	$1,113
Exercisable at end of period	136	18.17	1.64	$1,095

We did not grant any stock options during the three-month periods ended March 31, 2017 and March 31, 2016. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $307 thousand and $31 thousand for the three-month periods ended March 31, 2017 and March 31, 2016, respectively.

Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 84 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the three months ended March 31, 2017:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	293	$25.98
Granted	69	27.01
Vested	—	—
Forfeited	(8)	26.61
Nonvested at end of period	354	26.17

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

No restricted awards vested during the three-month periods ended March 31, 2017 and March 31, 2016. When restricted awards vest, we withhold shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.

Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the three months ended March 31, 2017:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	124	$27.33
Granted	69	26.89
Vested	(35)	27.07
Forfeited	—	—
Nonvested at end of period	158	27.20

The 2017 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2017 to December 31, 2018. Shares earned based on cumulative diluted earnings per share may be capped based on absolute total shareholder return during the three-year period. The 2017 performance awards will cliff vest in one installment on the third anniversary from the grant date. In February 2017, the Compensation Committee determined the 2016 fiscal year results upon which the 2016 performance awards were based fell below the threshold level; thus, no shares of common stock were earned, and the shares not earned were included in the 2016 forfeited shares.

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

The vesting date fair value of performance awards that vested during the three-month periods ended March 31, 2017 and March 31, 2016 was $1.0 million and $1.6 million, respectively. We withhold shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.

(7) Segment Information
We have two reportable segments – Truckload Transportation Services (“Truckload”) and Werner Logistics.

The Truckload segment consists of three operating units, One-Way Truckload, Dedicated and Temperature Controlled. These units are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. One-Way Truckload is comprised of the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States. Dedicated provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. Temperature Controlled provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. (We previously utilized the name “Specialized Services” to encompass the operations of both Dedicated and Temperature Controlled.) Revenues for the Truckload segment include a small amount of non-trucking revenues which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues
Truckload Transportation Services	$385,003	$372,917
Werner Logistics	99,853	96,577
Other	16,110	13,178
Corporate	422	373
Subtotal	501,388	483,045
Inter-segment eliminations	(167)	(243)
Total	$501,221	$482,802

Operating Income
Truckload Transportation Services	$23,466	$32,359
Werner Logistics	3,049	5,035
Other	145	(1,934)
Corporate	(688)	(2,973)
Total	$25,972	$32,487

(8) Derivative Financial Instrument
In the normal course of business we are subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. We manage our risks for interest rate changes through use of an interest rate swap. At March 31, 2017, we had one interest rate swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a pre-tax fair value loss of $0.6 million. The counterparty to this contract is a major financial institution. We are exposed to credit loss in the event of non-performance by the counterparty. We do not use derivative instruments for trading or speculative purposes and have no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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
The MD&A should be read in conjunction with our 2016 Form 10-K.

Overview:
We have two reportable segments, Truckload Transportation Services (“Truckload”) and Werner Logistics, and we operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third-party capacity at a reasonable price (with respect to our Werner Logistics segment). Although our business volume is not highly concentrated, we may also be affected by our customers’ financial failures or loss of customer business.

Revenues for our Truckload segment operating units (One-Way Truckload, Dedicated and Temperature Controlled) are typically generated on a per-mile basis and also include revenues such as stop charges, loading and unloading charges, equipment detention charges and equipment repositioning charges. To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average percentage of empty miles (miles without trailer cargo), (iii) average trip length (in loaded miles) and (iv) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our Truckload segment also generates a small amount of revenues categorized as non-trucking revenues, which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2017 to first quarter 2016, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

	Three Months Ended March 31,				Percentage Change in Dollar Amounts
	2017		2016		2017 to 2016
(Amounts in thousands)	$	%	$	%	%
Operating revenues	$501,221	100.0	$482,802	100.0	3.8%

Operating expenses:
Salaries, wages and benefits	160,839	32.1	156,737	32.5	2.6%
Fuel	45,156	9.0	32,060	6.6	40.8%
Supplies and maintenance	38,232	7.6	47,115	9.8	(18.9)%
Taxes and licenses	20,786	4.2	20,987	4.4	(1.0)%
Insurance and claims	19,840	4.0	18,347	3.8	8.1%
Depreciation	55,336	11.0	50,164	10.4	10.3%
Rent and purchased transportation	126,425	25.2	117,976	24.4	7.2%
Communications and utilities	4,072	0.8	3,909	0.8	4.2%
Other	4,563	0.9	3,020	0.6	51.1%
Total operating expenses	475,249	94.8	450,315	93.3	5.5%

Operating income	25,972	5.2	32,487	6.7	(20.1)%
Total other (income)	(85)	—	(451)	(0.1)	81.2%
Income before income taxes	26,057	5.2	32,938	6.8	(20.9)%
Income taxes	10,038	2.0	12,846	2.6	(21.9)%
Net income	$16,019	3.2	$20,092	4.2	(20.3)%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended March 31,
	2017		2016
Truckload Transportation Services (amounts in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$330,489		$336,707
Trucking fuel surcharge revenues	47,981		30,697
Non-trucking and other operating revenues	6,533		5,513
Operating revenues	385,003	100.0	372,917	100.0
Operating expenses	361,537	93.9	340,558	91.3
Operating income	$23,466	6.1	$32,359	8.7

	Three Months Ended March 31,
Truckload Transportation Services	2017	2016	% Change
Operating ratio, net of fuel surcharge revenues (1)	93.0%	90.5%
Average revenues per tractor per week (2)	$3,531	$3,523	0.2%
Average trip length in miles (loaded)	469	472	(0.6)%
Average percentage of empty miles (3)	12.39%	13.27%	(6.6)%
Average tractors in service	7,199	7,352	(2.1)%
Total trailers (at quarter end)	22,035	22,335
Total tractors (at quarter end):
Company	6,455	6,430
Independent contractor	725	900
Total tractors	7,180	7,330

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

	Three Months Ended March 31,
	2017		2016
Werner Logistics (amounts in thousands)	$	%	$	%
Operating revenues	$99,853	100.0	$96,577	100.0
Rent and purchased transportation expense	84,317	84.4	79,384	82.2
Gross margin	15,536	15.6	17,193	17.8
Other operating expenses	12,487	12.5	12,158	12.6
Operating income	$3,049	3.1	$5,035	5.2

	Three Months Ended March 31,
Werner Logistics	2017	2016	% Change
Average tractors in service	62	68	(8.8)%
Total trailers (at quarter end)	1,780	1,605	10.9%
Total tractors (at quarter end)	55	68	(19.1)%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Operating Revenues
Operating revenues increased 3.8% for the three months ended March 31, 2017, compared to the same period of the prior year. When comparing first quarter 2017 to first quarter 2016, Truckload segment revenues increased $12.1 million or 3.2%, and Werner Logistics revenues increased $3.3 million or 3.4%.

Trucking revenues, net of fuel surcharge, decreased 1.8% in first quarter 2017 compared to first quarter 2016 due to a 2.1% decrease in average tractors in service, partially offset by a 0.2% increase in average revenues per tractor per week. Our average miles per truck declined by 0.8% in first quarter 2017 compared to first quarter 2016, and average revenues per total mile, net of fuel surcharge, increased by 1.0%.

Freight demand in our One-Way Truckload fleet was seasonally softer in January with weaker trends from late January 2017 to late February 2017. In March 2017, our freight volume trend was more encouraging, as freight improved to more normal seasonal levels consistent with the same period in 2016. Freight volumes in April 2017 in One-Way Truckload have been better than the same period in April 2016.

The average number of tractors in service in the Truckload segment decreased 2.1% to 7,199 in first quarter 2017 from 7,352 in first quarter 2016. We ended first quarter 2017 with 7,180 trucks in the Truckload segment, a year-over-year reduction of 150 trucks compared to the end of first quarter 2016, and a sequential increase of 80 trucks compared to the end of fourth quarter 2016. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues increased 56.3% to $48.0 million in first quarter 2017 from $30.7 million in first quarter 2016 due to higher average fuel prices in the 2017 quarter. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. Werner Logistics also recorded revenue and brokered freight expense of $0.2 million in first quarter 2017 and $0.2 million in first quarter 2016 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. In first quarter 2017, Werner Logistics revenues increased $3.3 million or 3.4%, and operating income dollars decreased $2.0 million or 39.4%, compared to first quarter 2016. The Werner Logistics gross margin percentage in first quarter 2017 of 15.6% decreased from 17.8% in first quarter 2016. The Werner Logistics operating income percentage in first quarter 2017 of 3.1% declined from first quarter 2016 of 5.2%.

In first quarter 2017, Werner Logistics achieved solid growth in our truck brokerage solution, while our intermodal solution had lower revenues due to more challenging market conditions. As previously disclosed, a large Werner Logistics Freight Management customer that was acquired in 2015 transitioned to their parent company’s transportation platform mid-quarter during first quarter 2017. The loss of this customer will likely slow revenue and operating income growth for Werner Logistics in the near term.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.8% for the three months ended March 31, 2017, compared to 93.3% for the three months ended March 31, 2016. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.

Salaries, wages and benefits increased $4.1 million or 2.6% in first quarter 2017 compared to first quarter 2016 but decreased 0.4% as a percentage of operating revenues to 32.1%. The higher dollar amount of salaries, wages and benefits expense in the 2017 first quarter was due primarily to higher workers’ compensation expense and higher driver and student pay rates, partially offset by fewer company truck miles. When evaluated on a per-mile basis, driver salaries, wages and benefits also increased, which we primarily attribute to higher driver pay in first quarter 2017 compared to first quarter 2016. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 9.6%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2017. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2017 were similar to those for the previous policy year.

The driver recruiting market remains challenging. Several ongoing market factors persist including a declining number of, and increased competition for, driver training school graduates, a low national unemployment rate, aging truck driver demographics and increased truck safety regulations. We proactively took many significant actions in 2016 to strengthen our driver recruiting and retention to make Werner the preferred choice for the best drivers, including raising driver pay, lowering the age of our truck fleet, installing safety and training features on all new trucks and investing in our driver training schools. Our driver turnover rate once again improved, achieving the lowest first quarter percentage in 18 years. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased $13.1 million or 40.8% in first quarter 2017 compared to first quarter 2016 and increased 2.4% as a percentage of operating revenues due to higher average diesel fuel prices. Average diesel fuel prices were 53 cents per gallon higher in first quarter 2017 than in first quarter 2016 and were 5 cents per gallon higher than in fourth quarter 2016. The increase from higher prices was partially offset by fewer company truck miles and slightly improved miles per gallon (“mpg”).

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

For April 2017, the average diesel fuel price per gallon was approximately 37 cents higher than the average diesel fuel price per gallon in the same period of 2016 and approximately 22 cents higher than in second quarter 2016.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2017, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance decreased $8.9 million or 18.9% in first quarter 2017 compared to first quarter 2016 and decreased 2.2% as a percentage of operating revenues. Repairs and maintenance decreased due to our younger tractor and trailer fleet and fewer company truck miles driven in the 2017 quarter. The average age of our company truck fleet was at 1.8 years as of March 31, 2017.

Taxes and licenses decreased $0.2 million or 1.0% in first quarter 2017 compared to first quarter 2016 and decreased 0.2% as a percentage of operating revenues. The decrease was caused primarily by lower diesel fuel taxes in first quarter 2017 compared to first quarter 2016, the result of fewer company truck miles.

Insurance and claims increased $1.5 million or 8.1% in first quarter 2017 compared to first quarter 2016 and increased 0.2% as a percentage of operating revenues. The increase in first quarter 2017 compared to first quarter 2016 was primarily the result of higher premiums and higher new claims. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. We renewed our liability insurance policies on August 1, 2016 and continued to be responsible for the first

$2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims in excess of $5.0 million and less than $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2016 are about $3.5 million higher than premiums for the previous policy year. The market for excess trucking liability coverage is difficult, as insurance carriers have either exited the market or increased premium rates due to increasing plaintiff awards in the industry.

Depreciation expense increased $5.2 million or 10.3% in first quarter 2017 compared to first quarter 2016 and increased 0.6% as a percentage of operating revenues. This expense increase is due primarily to (i) a change during fourth quarter 2016 in the estimated life of certain trucks to more rapidly depreciate the trucks to their residual values due to the weak used truck market, (ii) the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months, and (iii) the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated. The change in estimated useful life resulted in additional depreciation expense in first quarter 2017 of $2.6 million, a decrease from the $4.1 million recorded in the fourth quarter 2016. We expect depreciation expense for these trucks to continue to decline in second quarter 2017 as the remaining trucks are sold.

We are nearing completion of a significant reinvestment in our fleet over the last two years to reduce the average age of our trucks and trailers. Our investment in newer trucks and trailers improves our driver experience, raises operational efficiency and helps us to better manage our maintenance, safety and fuel costs.

Rent and purchased transportation expense increased $8.4 million or 7.2% in first quarter 2017 compared to first quarter 2016 and increased 0.8% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $4.9 million, and as a percentage of Werner Logistics revenues increased to 84.4% in first quarter 2017 from 82.2% in first quarter 2016. This decreased gross margin percentage is the result of an extremely competitive customer rate environment and higher costs for third-party capacity.

Rent and purchased transportation for the Truckload segment increased $3.5 million in first quarter 2017 compared to first quarter 2016. This increase is due primarily to higher payments to independent contractors due to higher average fuel reimbursement during first quarter 2017 compared to first quarter 2016 in response to higher average diesel fuel prices. Independent contractor miles as a percentage of total miles were 13.0% in first quarter 2017 compared to 13.6% in first quarter 2016. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Communications and utilities increased $0.2 million or 4.2% in first quarter 2017 compared to first quarter 2016 and did not change as a percentage of operating revenues. This increase is primarily due to higher equipment tracking expenses in first quarter 2017 compared to first quarter 2016.

Other operating expenses increased $1.5 million or 51.1% in first quarter 2017 compared to first quarter 2016 and increased 0.3% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $1.4 million in first quarter 2017 compared to $3.4 million in first quarter 2016, which included a $0.6 million real estate gain. In first quarter 2017, we sold fewer trucks and more trailers than in first quarter 2016. We realized slightly higher average gains per truck and lower average gains per trailer in first quarter 2017 compared to first quarter 2016. The used truck pricing market remained difficult in first quarter 2017 due to a higher than normal supply of used trucks in the market and low buyer demand. Other operating expenses, primarily provision for doubtful accounts related to the driver training schools and professional and consulting fees, declined by $0.4 million in first quarter 2017 compared to in first quarter 2016.

Other Expense (Income)
Other expense (income) increased $0.4 million and increased 0.1% as a percentage of operating revenues in first quarter 2017 compared to first quarter 2016. Interest expense was higher in the 2017 quarter due primarily to higher average outstanding debt.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 38.5% in first quarter 2017 and 39.0% in first quarter 2016. The lower income tax rate in first quarter 2017 is attributed primarily to recognizing excess tax benefits related to share-based awards as a component of income tax expense.

Liquidity and Capital Resources:
During the three months ended March 31, 2017, we generated cash flow from operations of $74.9 million, an 18% or $16.4 million decrease in cash flows compared to the same three-month period a year ago. The decrease in net cash provided by operating activities resulted primarily from a $20.1 million decrease from general working capital activities. We were able to repay debt, make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances.

Net cash used in investing activities decreased to $7.4 million for the three-month period ended March 31, 2017 from $98.2 million for the three-month period ended March 31, 2016. Net property additions (primarily revenue equipment) were $14.6 million for the three-month period ended March 31, 2017, compared to $101.6 million during the same period of 2016. This decrease occurred as we are nearing completion of a significant reinvestment in our fleet. As of March 31, 2017, we were committed to property and equipment purchases of approximately $99.9 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2017 to be in the range of $200 million to $250 million, compared to net capital expenditures in 2016 of $429.6 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary.

Net financing activities used $54.1 million during the three months ended March 31, 2017, and used $4.8 million during the same period in 2016. During the three months ended March 31, 2017, we repaid $50.0 million of debt. Our outstanding debt at March 31, 2017 was $130.0 million. We paid dividends of $4.3 million in both the three-month periods ended March 31, 2017 and 2016. We did not repurchase any shares of common stock during the three months ended March 31, 2017 or 2016. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of March 31, 2017, the Company had purchased 3,287,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,712,709 shares remaining available for repurchase.

Management believes our financial position at March 31, 2017 is strong. As of March 31, 2017, we had $30.8 million of cash and cash equivalents and over $1 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of March 31, 2017, we had a total of $325.0 million of credit pursuant to three credit facilities (see Note 2 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q), of which we had borrowed $130.0 million. Subsequent to the end of quarter, in April 2017, we repaid $25.0 million of debt. The remaining $195.0 million of credit available under these facilities at March 31, 2017 is reduced by the $25.8 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of March 31, 2017.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$6.0	$—	$—	$—	$—	$6.0
Long-term debt including current maturities	130.0	25.0	75.0	30.0	—	—
Interest payments on debt	7.4	2.7	4.4	0.3	—	—
Property and equipment purchase commitments	99.9	99.9	—	—	—	—
Total contractual cash obligations	$243.3	$127.6	$79.4	$30.3	$—	$6.0
Other Commercial Commitments
Unused lines of credit	$169.2	$—	$—	$169.2	$—	$—
Stand-by letters of credit	25.8	25.8	—	—	—	—
Total commercial commitments	$195.0	$25.8	$—	$169.2	$—	$—
Total obligations	$438.3	$153.4	$79.4	$199.5	$—	$6.0

As of March 31, 2017, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100 million credit facility which will expire on July 12, 2020, and a $75 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of March 31, 2017, we had $75 million outstanding under the term commitment at a variable rate of 1.51%, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $55 million outstanding under the credit facilities at a weighted average interest rate of 1.53%. Interest payments on debt are based on the debt balance and interest rates at March 31, 2017. The borrowing capacity under these credit facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of March 31, 2017, we had recorded a $6.0 million liability for unrecognized tax benefits. We expect none of it to be settled within the next twelve months and are unable to reasonably determine when the $6.0 million categorized as “period unknown” will be settled.

Regulations:
Item 1 of Part I of our 2016 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of these proposed regulations previously disclosed in the 2016 Form 10-K.
The Federal Motor Carrier Safety Administration (“FMCSA”) proposed to change the method for assigning a motor carrier’s Safety Fitness Determination (“SFD”) in January 2016, which would replace the three-tier federal rating system in place since 1982 with a single determination of “unfit.” FMCSA announced on March 23, 2017 that it has withdrawn the SFD proposed rule altogether, pending completion of a study of the agency’s Compliance, Safety, Accountability program.
Interstate carriers are subject to the FMCSA Hours of Service (“HOS”) regulations. FMCSA adopted a final rule in December 2011 that included provisions affecting restart periods, rest breaks, on-duty time, and penalties for violations, and we began dispatching drivers under the revised HOS rules effective July 1, 2013. The Consolidated Appropriations Act of 2016 was passed by Congress with HOS language to reduce negative effects of restricted hours and require the FMCSA study to demonstrate results with statistically significant improvements in safety and driver health, among other things, before the agency could reinstate restart rule restrictions that became effective in July 2013. In March 2017, FMCSA released the HOS Restart study report, which indicated that the restrictions do not improve safety; as a result, the pre-July 2013 restart rule continues to be in effect indefinitely.

In an effort to increase highway safety and improve compliance, Werner supports FMCSA’s electronic logging devices (“ELDs”) mandate. The final ELD rule was issued in December 2015, and carriers have until December 2017 to adopt and use compliant ELDs. In March 2016, a legal complaint was filed by the Owner-Operator Independent Drivers Association (“OOIDA”) to overturn the ELD mandate. OOIDA asked the U.S. 7th Circuit Court of Appeals to strike down the rule, arguing the rule is an unconstitutional violation of truckers’ rights and will do little to enhance safety. On October 31, 2016, OOIDA’s lawsuit was denied. OOIDA appealed the decision to the U.S. Supreme Court on April 11, 2017.

FMCSA issued its final rule for Entry-Level Driver Training (“ELDT”) in December 2016. On December 27, 2016, four groups petitioned FMCSA to reconsider the final rule. The petition was denied by FMCSA on January 19, 2017. This final rule was slated to take effect February 6, 2017, with a compliance date of February 7, 2020; however, agencies were directed by the President in January 2017 to postpone for 60 days the effective date of rules published in the Federal Register but not yet effective. On March 21, 2017, FMCSA announced a new effective date for the ELDT final rule, which is now May 22, 2017; the compliance date is set for February 7, 2020.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our 2016 Form 10-K. The most critical accounting policies and estimates that require us to make significant judgments and estimates and affect our financial statements include the following:

•	Depreciation and impairment of tractors and trailers.

•	Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation.

•	Accounting for income taxes.

There have been no material changes to these critical accounting policies and estimates from those discussed in our 2016 Form 10-K.

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

New Accounting Pronouncements Adopted

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory,” which requires inventory to be recorded at the lower of cost and net realizable value (instead of lower of cost or market). The Company adopted ASU No. 2015-11 as of January 1, 2017. Upon adoption, this update had no effect on our consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” to simplify several aspects of the accounting for share-based payment transactions. The new update requires excess tax benefits and tax deficiencies to be recorded in the consolidated statements of income as a component of income tax expense when share-based awards vest or are settled. The update also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur and now allows for withholding up to the maximum statutory tax rate on certain share-based awards without triggering liability accounting.

The Company adopted ASU No. 2016-09 as of January 1, 2017. Upon adoption, share-based payment excess tax benefits and tax deficiencies are recognized in the consolidated statements of income as a component of income tax expense, rather than additional paid-in capital as previously recognized. The Company elected to report excess tax benefits as operating activities in the consolidated statements of cash flows on a prospective basis, and prior period amounts have not been adjusted. The Company also elected to use actual forfeitures to determine the amount of share-based compensation expense to be recognized. This change was applied on a modified retrospective basis and resulted in a $0.3 million decrease to retained earnings in first quarter 2017.

Accounting Standards Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has also issued ASU No. 2016-08, 2016-10, 2016-11, 2016-12, and 2016-20 in 2016, with additional guidance related to revenue recognition matters. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue recognition standard and to permit early adoption but no earlier than the original effective date (annual periods beginning after December 15, 2016); such decisions were documented in the FASB’s ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” As a result of the deferral, the new standard (as well as ASU No. 2016-08 and 2016-10, 2016-11, 2016-12 and 2016-20) will become effective for us beginning January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and have not yet selected a transition method. While we cannot yet determine the quantitative impact on our consolidated financial statements, we currently expect the new standard to affect the timing of revenue recognition. Today we recognize revenue and related direct costs when the shipment is delivered. The new standard will require us to recognize revenue over time.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - (Topic 230) Restricted Cash (a Consensus of the FASB Emerging Issues Task Force),” which requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The provisions of this update are effective for fiscal years beginning after December 15, 2017. We are evaluating the effect ASU No. 2016-18 will have on our consolidated cash flows and related disclosures

Other ASUs not identified above and which are not effective until after March 31, 2017 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of March 31, 2017, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $2.4 million for first quarter 2017 and $0.1 million for first quarter 2016. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75 million of debt outstanding at March 31, 2017, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement to reduce our exposure to interest rate increases.

We had $55 million of variable rate debt outstanding at March 31, 2017. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR (see Contractual Obligations and Commercial Commitments). Assuming this level of borrowings, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $550,000.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of March 31, 2017, the Company had purchased 3,287,291 shares pursuant to this authorization and had 4,712,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the first quarter 2017 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 10, 2016

10.1	Named Executive Officer Compensation	Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and Item 5.02 of the Company’s Current Report on Form 8-K dated February 8, 2017

10.2	Non-Employee Director Compensation	Filed herewith

11	Statement Re: Computation of Per Share Earnings	See Note 5 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 2, 2017	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 2, 2017	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary