Form 10-Q
period 2017-06-30
WERNER ENTERPRISES INC
filed 2017-08-02
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2017, 72,273,155 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and six-month periods ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2016 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
	(Unaudited)
Operating revenues	$519,508	$498,681	$1,020,729	$981,483
Operating expenses:
Salaries, wages and benefits	169,543	159,699	330,382	316,436
Fuel	45,129	39,336	90,285	71,396
Supplies and maintenance	40,058	42,417	78,290	89,532
Taxes and licenses	21,638	21,826	42,424	42,813
Insurance and claims	19,827	21,931	39,667	40,278
Depreciation	53,705	50,904	109,041	101,068
Rent and purchased transportation	124,634	127,303	251,059	245,279
Communications and utilities	3,887	3,995	7,959	7,904
Other	4,174	1,717	8,737	4,737
Total operating expenses	482,595	469,128	957,844	919,443
Operating income	36,913	29,553	62,885	62,040
Other expense (income):
Interest expense	624	596	1,400	1,090
Interest income	(876)	(1,109)	(1,790)	(2,099)
Other	152	57	205	102
Total other income	(100)	(456)	(185)	(907)
Income before income taxes	37,013	30,009	63,070	62,947
Income taxes	13,794	11,703	23,832	24,549
Net income	$23,219	$18,306	$39,238	$38,398
Earnings per share:
Basic	$0.32	$0.25	$0.54	$0.53
Diluted	$0.32	$0.25	$0.54	$0.53
Dividends declared per share	$0.070	$0.060	$0.130	$0.120
Weighted-average common shares outstanding:
Basic	72,227	72,048	72,209	72,036
Diluted	72,492	72,366	72,469	72,349
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
	(Unaudited)
Net income	$23,219	$18,306	$39,238	$38,398
Other comprehensive income (loss):
Foreign currency translation adjustments	1,385	(2,042)	3,832	(1,986)
Change in fair value of interest rate swap	20	(170)	234	(905)
Other comprehensive income (loss)	1,405	(2,212)	4,066	(2,891)
Comprehensive income	$24,624	$16,094	$43,304	$35,507
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,610	$16,962
Accounts receivable, trade, less allowance of $8,434 and $9,183, respectively	250,402	261,372
Other receivables	15,654	15,168
Inventories and supplies	11,589	12,768
Prepaid taxes, licenses and permits	7,365	15,374
Income taxes receivable	8,468	21,497
Other current assets	30,979	29,987
Total current assets	347,067	373,128
Property and equipment	2,077,051	2,109,991
Less – accumulated depreciation	746,822	747,353
Property and equipment, net	1,330,229	1,362,638
Other non-current assets	54,159	57,237
Total assets	$1,731,455	$1,793,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,717	$66,618
Current portion of long-term debt	—	20,000
Insurance and claims accruals	75,001	83,404
Accrued payroll	30,885	26,189
Other current liabilities	22,309	18,650
Total current liabilities	198,912	214,861
Long-term debt, net of current portion	75,000	160,000
Other long-term liabilities	15,321	16,711
Insurance and claims accruals, net of current portion	110,610	113,875
Deferred income taxes	300,082	292,769
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,249,924 and 72,166,969 shares outstanding, respectively	805	805
Paid-in capital	102,553	101,035
Retained earnings	1,114,351	1,084,796
Accumulated other comprehensive loss	(12,851)	(16,917)
Treasury stock, at cost; 8,283,612 and 8,366,567 shares, respectively	(173,328)	(174,932)
Total stockholders’ equity	1,031,530	994,787
Total liabilities and stockholders’ equity	$1,731,455	$1,793,003
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$39,238	$38,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,041	101,068
Deferred income taxes	6,252	23,621
Gain on disposal of property and equipment	(3,854)	(10,147)
Non-cash equity compensation	2,031	1,011
Insurance and claims accruals, net of current portion	(3,265)	(8,470)
Other	(8,206)	(5,212)
Changes in certain working capital items:
Accounts receivable, net	10,970	11,915
Other current assets	18,177	5,711
Accounts payable	1,759	3,627
Other current liabilities	318	9,500
Net cash provided by operating activities	172,461	171,022
Cash flows from investing activities:
Additions to property and equipment	(126,051)	(313,080)
Proceeds from sales of property and equipment	60,076	52,554
Decrease in notes receivable	11,490	8,297
Net cash used in investing activities	(54,485)	(252,229)
Cash flows from financing activities:
Repayments of short-term debt	(45,000)	—
Repayments of long-term debt	(60,000)	—
Proceeds from issuance of long-term debt	—	70,000
Change in net checks issued in excess of cash balances	—	6,941
Dividends on common stock	(8,663)	(8,643)
Tax withholding related to net share settlements of restricted stock awards	(360)	(559)
Stock options exercised	988	185
Excess tax benefits from equity compensation	—	(16)
Payment of notes payable	—	(3,117)
Net cash used in financing activities	(113,035)	64,791
Effect of exchange rate fluctuations on cash	707	(180)
Net increase (decrease) in cash and cash equivalents	5,648	(16,596)
Cash and cash equivalents, beginning of period	16,962	31,833
Cash and cash equivalents, end of period	$22,610	$15,237
Supplemental disclosures of cash flow information:
Interest paid	$1,512	$1,072
Income taxes paid	4,468	4,238
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$2,599	$18,743
Change in fair value of interest rate swap	234	(905)
Property and equipment acquired included in accounts payable	4,214	11,904
Property and equipment disposed included in other receivables	103	606
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

(2) Credit Facilities
As of June 30, 2017, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of June 30, 2017, and December 31, 2016, our outstanding debt totaled $75.0 million and $180.0 million, respectively. We had $75.0 million outstanding under the term commitment at a variable rate of 1.76% as of June 30, 2017, which is effectively fixed at 2.5% with an interest rate swap agreement. The $325.0 million of borrowing capacity under our credit facilities at June 30, 2017, is further reduced by $25.1 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At June 30, 2017, we were in compliance with these covenants.

At June 30, 2017, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2017	$—
2018	—
2019	75,000
2020	—
2021	—
Total	$75,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(3) Income Taxes
We accrued interest expense of $48 thousand and $75 thousand during the three-month periods ended June 30, 2017 and June 30, 2016, respectively, and $103 thousand and $127 thousand during the six-month periods ended June 30, 2017 and June 30, 2016, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions.

Our total gross liability for unrecognized tax benefits at June 30, 2017, is $5.0 million. If recognized, $3.2 million of unrecognized tax benefits would impact our effective tax rate. Interest of $0.9 million has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2013 through 2016 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(4) Commitments and Contingencies
As of June 30, 2017, we have committed to property and equipment purchases of approximately $121.4 million.

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

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (FLSA) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As of June 30, 2017, we had accrued for the jury’s award in the short break matter and had not accrued for the sleeper berth matter.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$23,219	$18,306	$39,238	$38,398
Weighted average common shares outstanding	72,227	72,048	72,209	72,036
Dilutive effect of stock-based awards	265	318	260	313
Shares used in computing diluted earnings per share	72,492	72,366	72,469	72,349
Basic earnings per share	$0.32	$0.25	$0.54	$0.53
Diluted earnings per share	$0.32	$0.25	$0.54	$0.53

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

6) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of June 30, 2017, there were 7,343,383 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of June 30, 2017, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $7.3 million and is expected to be recognized over a weighted average period of 2.3 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options:
Pre-tax compensation expense	$1	$4	$3	$9
Tax benefit	—	2	1	4
Stock option expense, net of tax	$1	$2	$2	$5
Restricted awards:
Pre-tax compensation expense	$866	$800	$1,499	$930
Tax benefit	340	313	585	363
Restricted stock expense, net of tax	$526	$487	$914	$567
Performance awards:
Pre-tax compensation expense	$306	$530	$589	$111
Tax benefit	120	206	230	43
Performance award expense, net of tax	$186	$324	$359	$68

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

Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years, one day from the date of grant. The following table summarizes stock option activity for the six months ended June 30, 2017:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	171	$18.19
Granted	—	—
Exercised	(57)	17.46
Forfeited	—	—
Expired	—	—
Outstanding at end of period	114	18.55	1.71	$1,235
Exercisable at end of period	110	18.39	1.60	$1,201

We did not grant any stock options during the six-month periods ended June 30, 2017 and June 30, 2016. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $636 thousand and $71 thousand for the six-month periods ended June 30, 2017 and June 30, 2016, respectively.

Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 84 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the six months ended June 30, 2017:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	293	$25.98
Granted	80	26.85
Vested	(4)	25.55
Forfeited	(9)	26.98
Nonvested at end of period	360	26.15

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

The total fair value of previously granted restricted awards vested during the six-month period ended June 30, 2017 was $107 thousand and for the six-month period ended June 30, 2016 was $54 thousand. When restricted awards vest, we withhold shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.

Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the six months ended June 30, 2017:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	124	$27.33
Granted	69	26.89
Vested	(35)	27.07
Forfeited	—	—
Nonvested at end of period	158	27.20

The 2017 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2017 to December 31, 2018. Shares earned based on cumulative diluted earnings per share may be capped based on absolute total shareholder return during the three-year period ended December 31, 2019. The 2017 performance awards will vest in one installment on the third anniversary from the grant date. In February 2017, the Compensation Committee determined the 2016 fiscal year results upon which the 2016 performance awards were based fell below the threshold level; thus, no shares of common stock were earned, and the shares not earned were included in the 2016 forfeited shares.

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

The vesting date fair value of performance awards that vested during the six-month periods ended June 30, 2017 and June 30, 2016 was $1.0 million and $1.6 million, respectively. We withhold shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.

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

The Werner Logistics segment generates the majority of our non-trucking revenues through five operating units that provide non-trucking services to our customers. These five Werner Logistics operating units are as follows: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (“Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; (iv) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes; and (v) Werner Final Mile (“Final Mile”) offers home and business deliveries of large or heavy items using two associates operating a liftgate straight truck.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Truckload Transportation Services	$403,502	$379,249	$788,505	$752,166
Werner Logistics	100,804	103,965	200,657	200,542
Other	15,127	15,166	31,237	28,344
Corporate	524	614	946	987
Subtotal	519,957	498,994	1,021,345	982,039
Inter-segment eliminations	(449)	(313)	(616)	(556)
Total	$519,508	$498,681	$1,020,729	$981,483

Operating Income
Truckload Transportation Services	$36,036	$22,766	$59,502	$55,125
Werner Logistics	2,285	6,573	5,334	11,608
Other	(541)	(1,839)	(396)	(3,773)
Corporate	(867)	2,053	(1,555)	(920)
Total	$36,913	$29,553	$62,885	$62,040

(8) Derivative Financial Instrument
In the normal course of business we are subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. We manage our risks for interest rate changes through use of an interest rate swap. At June 30, 2017, we had one interest rate swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a pre-tax fair value loss of $0.6 million. The counterparty to this contract is a major financial institution. We are exposed to credit loss in the event of non-performance by the counterparty. We do not use derivative instruments for trading or speculative purposes and have no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

FASB ASC 815-10, Derivatives and Hedging, requires companies to recognize the derivative instrument as an asset or a liability at fair value in the statement of financial position. Fair value of the derivative instrument is required to be measured under the FASB’s Fair Value Measurements and Disclosures guidance, which establishes a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The fair value of our interest rate swap is based on Level 2 inputs.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for second quarter 2017 to second quarter 2016, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

We provide non-trucking services primarily through the five operating units within our Werner Logistics segment (Brokerage, Freight Management, Intermodal, Werner Global Logistics international and Final Mile). Unlike our Truckload segment, the Werner Logistics segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the Werner Logistics segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate the Werner Logistics segment’s financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.

Results of Operations:
The following table sets forth the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended (3ME) June 30,				Six Months Ended (6ME) June 30,				Percentage Change in Dollar Amounts
	2017		2016		2017		2016		3ME	6ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$519,508	100.0	$498,681	100.0	$1,020,729	100.0	$981,483	100.0	4.2%	4.0%

Operating expenses:
Salaries, wages and benefits	169,543	32.6	159,699	32.0	330,382	32.3	316,436	32.2	6.2%	4.4%
Fuel	45,129	8.7	39,336	7.9	90,285	8.8	71,396	7.3	14.7%	26.5%
Supplies and maintenance	40,058	7.7	42,417	8.5	78,290	7.7	89,532	9.1	(5.6)%	(12.6)%
Taxes and licenses	21,638	4.2	21,826	4.4	42,424	4.2	42,813	4.4	(0.9)%	(0.9)%
Insurance and claims	19,827	3.8	21,931	4.4	39,667	3.9	40,278	4.1	(9.6)%	(1.5)%
Depreciation	53,705	10.3	50,904	10.2	109,041	10.7	101,068	10.3	5.5%	7.9%
Rent and purchased transportation	124,634	24.0	127,303	25.5	251,059	24.6	245,279	25.0	(2.1)%	2.4%
Communications and utilities	3,887	0.8	3,995	0.8	7,959	0.8	7,904	0.8	(2.7)%	0.7%
Other	4,174	0.8	1,717	0.4	8,737	0.8	4,737	0.5	143.1%	84.4%
Total operating expenses	482,595	92.9	469,128	94.1	957,844	93.8	919,443	93.7	2.9%	4.2%

Operating income	36,913	7.1	29,553	5.9	62,885	6.2	62,040	6.3	24.9%	1.4%
Total other expense (income)	(100)	—	(456)	(0.1)	(185)	—	(907)	(0.1)	78.1%	79.6%
Income before income taxes	37,013	7.1	30,009	6.0	63,070	6.2	62,947	6.4	23.3%	0.2%
Income taxes	13,794	2.6	11,703	2.3	23,832	2.4	24,549	2.5	17.9%	(2.9)%
Net income	$23,219	4.5	$18,306	3.7	$39,238	3.8	$38,398	3.9	26.8%	2.2%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$347,433		$335,358		$677,922		$672,065
Trucking fuel surcharge revenues	49,496		38,327		97,477		69,024
Non-trucking and other operating revenues	6,573		5,564		13,106		11,077
Operating revenues	403,502	100.0	379,249	100.0	788,505	100.0	752,166	100.0
Operating expenses	367,466	91.1	356,483	94.0	729,003	92.5	697,041	92.7
Operating income	$36,036	8.9	$22,766	6.0	$59,502	7.5	$55,125	7.3

	Three Months Ended June 30,			Six Months Ended June 30,
Truckload Transportation Services	2017	2016	% Change	2017	2016	% Change
Operating ratio, net of fuel surcharge revenues (1)	89.8%	93.3%		91.4%	91.9%
Average revenues per tractor per week (2)	$3,676	$3,531	4.1%	$3,604	$3,527	2.2%
Average trip length in miles (loaded)	470	459	2.4%	469	465	0.9%
Average percentage of empty miles (3)	12.30%	13.41%	(8.3)%	12.34%	13.34%	(7.5)%
Average tractors in service	7,270	7,306	(0.5)%	7,235	7,329	(1.3)%
Total trailers (at quarter end)	22,020	22,575		22,020	22,575
Total tractors (at quarter end):
Company	6,615	6,355		6,615	6,355
Independent contractor	700	900		700	900
Total tractors	7,315	7,255		7,315	7,255

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Werner Logistics (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$100,804	100.0	$103,965	100.0	$200,657	100.0	$200,542	100.0
Rent and purchased transportation expense	85,453	84.8	84,875	81.6	169,770	84.6	164,259	81.9
Gross margin	15,351	15.2	19,090	18.4	30,887	15.4	36,283	18.1
Other operating expenses	13,066	12.9	12,517	12.1	25,553	12.7	24,675	12.3
Operating income	$2,285	2.3	$6,573	6.3	$5,334	2.7	$11,608	5.8

	Three Months Ended June 30,			Six Months Ended June 30,
Werner Logistics	2017	2016	% Change	2017	2016	% Change
Average tractors in service	48	70	(31.4)%	55	69	(20.3)%
Total trailers (at quarter end)	1,840	1,630	12.9%	1,840	1,630	12.9%
Total tractors (at quarter end)	48	72	(33.3)%	48	72	(33.3)%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Operating Revenues
Operating revenues increased 4.2% for the three months ended June 30, 2017, compared to the same period of the prior year. When comparing second quarter 2017 to second quarter 2016, Truckload segment revenues increased $24.3 million or 6.4%, and Werner Logistics revenues decreased $3.2 million or 3.0%.

Trucking revenues, net of fuel surcharge, increased 3.6% in second quarter 2017 compared to second quarter 2016 due to a 4.1% increase in average revenues per tractor per week, partially offset by a 0.5% decrease in average tractors in service. Our average miles per truck increased by 1.7% in second quarter 2017 compared to second quarter 2016, and average revenues per total mile, net of fuel surcharge, increased by 2.4%.

Second quarter 2017 freight demand in our One-Way Truckload fleet improved throughout the quarter, which is a normal seasonal trend. The seasonal improvement was better than normal in some periods of second quarter 2017, compared to seasonally softer than normal freight demand in second quarter 2016. Freight volumes in July 2017 in One-Way Truckload were better than normal and stronger than in July 2016.

Freight volume metrics have improved, as evidenced by a lower empty mile percentage, rising average miles per truck and higher pricing for transactional spot market shipments. Assuming this freight volume trend continues, we currently expect contractual rates to begin to improve over the next few quarters, particularly noting the expected tightening of supply when the electronic hours of service mandate for the trucking industry becomes effective in December of this year.

The average number of tractors in service in the Truckload segment decreased 0.5% to 7,270 in second quarter 2017 from 7,306 in second quarter 2016. We ended second quarter 2017 with 7,315 trucks in the Truckload segment, a year-over-year increase of 60 trucks compared to the end of second quarter 2016, and a sequential increase of 135 trucks compared to the end of first quarter 2017. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. These revenues increased 29.1% to $49.5 million in second quarter 2017 from $38.3 million in second quarter 2016 due to higher average fuel prices in the 2017 quarter. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its five operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. Werner Logistics also recorded revenue and brokered freight expense of $0.4 million in second quarter 2017 and $0.3 million in second quarter 2016 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. In second quarter 2017, Werner Logistics revenues decreased $3.2 million or 3.0%, and operating income dollars decreased $4.3 million or 65.2%, compared to second quarter 2016. The Werner Logistics gross margin percentage in second quarter 2017 of 15.2% decreased from 18.4% in second quarter 2016. The Werner Logistics operating income percentage in second quarter 2017 of 2.3% declined from second quarter 2016 of 6.3%. Tighter industry-wide carrier capacity in second quarter 2017 compared to second quarter 2016 resulted in higher purchased transportation costs causing the lower gross margin and operating income percentages.

In second quarter 2017, Werner Logistics achieved over 22% revenue growth year over year in our truck brokerage solution, while our intermodal and international solutions had lower revenues due to more challenging market conditions. As previously disclosed, a large Werner Logistics Freight Management customer (5.7% of Werner Logistics revenues in second quarter 2016) that was acquired in 2015 transitioned to their parent company’s transportation platform mid-quarter during first quarter 2017. Our newest logistics solution, Werner Final Mile, launched with the delivery of our first shipment in May 2017. Our business strategy and systems development for Final Mile are on target with our internal plan.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 92.9% for the three months ended June 30, 2017, compared to 94.1% for the three months ended June 30, 2016. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.

Salaries, wages and benefits increased $9.8 million or 6.2% in second quarter 2017 compared to second quarter 2016 and increased 0.6% as a percentage of operating revenues to 32.6%. The higher dollar amount of salaries, wages and benefits expense in the 2017 second quarter was due primarily to increased company truck miles and higher driver and student pay rates. Additionally, in second quarter 2016, we recorded a $0.8 million expense reduction related to a class action suit involving an employment claim. When evaluated on a per-mile basis, driver salaries, wages and benefits also increased, which we primarily attribute to higher driver pay in second quarter 2017 compared to second quarter 2016. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 11.4%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2017. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2017 were similar to those for the previous policy year.

The driver recruiting market remains challenging. Several ongoing market factors persist including a declining number of, and increased competition for, driver training school graduates, a low and declining national unemployment rate, aging truck driver demographics and increased truck safety regulations. We proactively took many significant actions in the last two years to strengthen our driver recruiting and retention to make Werner the preferred choice for the best drivers, including raising driver pay, lowering the age of our truck fleet, installing safety and training features on all new trucks and investing in our driver training schools. Our driver turnover rate once again improved, achieving the lowest second quarter rate in 19 years. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased $5.8 million or 14.7% in second quarter 2017 compared to second quarter 2016 and increased 0.8% as a percentage of operating revenues due to higher average diesel fuel prices and increased company truck miles. Average diesel fuel prices were 13 cents per gallon higher in second quarter 2017 than in second quarter 2016 and were 7 cents per gallon lower than in first quarter 2017. The increase was partially offset by slightly improved miles per gallon (“mpg”).

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

For July 2017, the average diesel fuel price per gallon was approximately 13 cents higher than the average diesel fuel price per gallon in July 2016 and approximately 10 cents higher than in third quarter 2016.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2017, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance decreased $2.4 million or 5.6% in second quarter 2017 compared to second quarter 2016 and decreased 0.8% as a percentage of operating revenues. Repairs and maintenance decreased despite higher company truck miles driven in the 2017 quarter due to a newer fleet of tractors and trailers and the resulting lower maintenance expense. The average age of our company truck fleet was at 1.9 years as of June 30, 2017.

Insurance and claims decreased $2.1 million or 9.6% in second quarter 2017 compared to second quarter 2016 and decreased 0.6% as a percentage of operating revenues. The decrease in second quarter 2017 compared to second quarter 2016 was primarily the result of lower expense on small dollar claims, including lower new claim frequency and favorable development on prior period claims. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

We renewed our liability insurance policies on August 1, 2017 and took on additional risk exposure by increasing our self-insured retention and deductible levels. Effective on that date, we are responsible for the first $3.0 million per claim with an annual $6.0 million aggregate for claims between $3.0 million and $5.0 million. We also have an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million. As a result, we are responsible for the first $10.0 million per claim, until we meet the $6.0 million aggregate for claims between $3.0 million and $5.0 million. For the policy year that ended July 31, 2016, we were responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims between $5.0 million and $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. As a result of the higher self-insured retention and deductible amounts under the new policies, our liability insurance premiums for the policy year that began August 1, 2017 are about $3.7 million lower than premiums for the previous policy year.

Depreciation expense increased $2.8 million or 5.5% in second quarter 2017 compared to second quarter 2016 and increased 0.1% as a percentage of operating revenues. This expense increase is due primarily to (i) a change during fourth quarter 2016 in the estimated life of certain trucks to more rapidly depreciate the trucks to their residual values due to the weak used truck market, (ii) the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months, and (iii) the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated. The change in estimated useful life resulted in additional depreciation expense in second quarter 2017 of $0.7 million, a decrease from the $4.1 million recorded in the fourth quarter 2016 and the $2.6 million recorded in first quarter 2017. We completed the sale of most of these specific trucks by the end of second quarter 2017, therefore we do not anticipate the additional depreciation expense for the remaining trucks to be significant in third quarter.

Over the last two and one-half years, we completed a significant reinvestment in our fleet to reduce the average age of our trucks and trailers. Our investment in newer trucks and trailers improves our driver experience, raises operational efficiency and helps us to better manage our maintenance, safety and fuel costs. We intend to maintain our newer fleet age of trucks and trailers.

Rent and purchased transportation expense decreased $2.7 million or 2.1% in second quarter 2017 compared to second quarter 2016 and decreased 1.5% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $0.6 million, and as a percentage of Werner Logistics revenues increased to 84.8% in second quarter 2017 from 81.6% in second quarter 2016. Tighter industry-wide carrier capacity in second quarter 2017 compared to second quarter 2016 resulted in higher purchased transportation costs causing the lower gross margin percentage.

Rent and purchased transportation for the Truckload segment decreased $3.1 million in second quarter 2017 compared to second quarter 2016. This decrease is due primarily to lower payments to independent contractors due to lower independent contractor miles during second quarter 2017 compared to second quarter 2016, partially offset by higher average fuel reimbursement per mile in the 2017 quarter. Independent contractor miles as a percentage of total miles were 12.3% in second quarter 2017 compared to 14.8% in second quarter 2016. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Other operating expenses increased $2.5 million or 143.1% in second quarter 2017 compared to second quarter 2016 and increased 0.4% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $2.5 million in second quarter 2017 compared to $6.8 million in second quarter 2016, which included a $3.4 million real estate gain. In second quarter 2017, we sold fewer trucks and fewer trailers than in second quarter 2016. We realized higher average gains per truck and lower average gains per trailer in second quarter 2017 compared to second quarter 2016. The used truck pricing market remained difficult but relatively stable in second quarter 2017 due to a higher than normal supply of used trucks in the market and low buyer demand. Because we will be selling trucks in third quarter 2017 with a higher book value per truck than those trucks that were sold in second quarter 2017, we expect gains on sales of trucks and trailers to be minimal in third quarter 2017. Other operating expenses, primarily provision for doubtful accounts related to the driver training schools and professional and consulting fees, declined by $1.9 million in second quarter 2017 compared to second quarter 2016.

Other Expense (Income)
Other expense (income) increased $0.4 million and increased 0.1% as a percentage of operating revenues in second quarter 2017 compared to second quarter 2016. Interest income was lower in the 2017 quarter due primarily to lower average outstanding notes receivable.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 37.3% in second quarter 2017 and 39.0% in second quarter 2016. The lower income tax rate is attributed primarily to favorable tax adjustments for the remeasurement of uncertain tax positions in second quarter 2017 and recognizing excess tax benefits related to share-based awards as a component of income tax expense.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Operating Revenues
Operating revenues increased 4.0% for the six months ended June 30, 2017, compared to the same period of the prior year. In the Truckload segment, trucking revenues, net of fuel surcharge, increased 0.9% in the 2017 year-to-date period compared to the 2016 year-to-date period due primarily to a 2.2% increase in average revenues per tractor per week, partially offset by a 1.3% decrease in the average number of tractors in service. Average revenues per total mile, net of fuel surcharge, increased 1.7% in the first half of 2017 compared to the same period in 2016, and average monthly miles per tractor increased by 0.5%. Truckload segment fuel surcharge revenues for the six months ended June 30, 2017 increased $28.5 million or 41.2% when compared to the six months ended June 30, 2016 due to higher average fuel prices in the 2017 period. Werner Logistics revenues were flat at $200.7 million in the first six months of 2017 compared to $200.5 million in the same 2016 period.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.8% for the six months ended June 30, 2017, compared to 93.7% for the six months ended June 30, 2016. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.
Salaries, wages and benefits increased $13.9 million or 4.4% in the first six months of 2017 compared to the first six months of 2016 and increased 0.1% as a percentage of operating revenues to 32.3%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and student pay rates, higher workers’ compensation expense and increased company truck miles in the 2017 period. When evaluated on a per-mile basis, driver salaries increased as well. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 10.5%.
Fuel increased $18.9 million or 26.5% in the first six months of 2017 compared to the same period in 2016 and increased 1.5% as a percentage of operating revenues due primarily to higher average diesel fuel prices in 2017 and increased company miles, partially offset by improved mpg. Average diesel fuel prices were 33 cents per gallon higher in the first six months of 2017 than in the same 2016 period.
Supplies and maintenance decreased $11.2 million or 12.6% in the first six months of 2017 compared to the same period in 2016 and decreased 1.4% as a percentage of operating revenues. Repairs and maintenance for our tractor and trailer fleets decreased in the year-to-date 2017 period despite higher company driver miles driven due to a newer fleet of tractors and trailers.
Insurance and claims decreased $0.6 million or 1.5% in the first six months of 2017 compared to the same period in 2016 and decreased 0.2% as a percentage of operating revenues due primarily to favorable development on prior period small dollar liability claims in the 2017 period.

Depreciation expense increased $8.0 million or 7.9% in the first six months of 2017 compared to the same 2016 period and increased 0.4% as a percentage of operating revenues due primarily to a change during fourth quarter 2016 in the estimated life of certain trucks to more rapidly depreciate the trucks to their residual values due to the weak used truck market, which resulted in additional depreciation expense of $3.3 million in 2017, and the higher cost of new trucks purchased versus used trucks that were sold. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.
Rent and purchased transportation expense increased $5.8 million or 2.4% in the first six months of 2017 compared to the same 2016 period but decreased 0.4% as a percentage of operating revenues. Rent and purchased transportation for the Truckload segment increased $0.5 million in the first six months of 2017 compared to the same 2016 period. This increase is due primarily to higher expense for third-party capacity providers used for Mexico cross-border shipments in the first six months of 2017 compared to the same period in 2016. Independent contractor miles as a percentage of total miles were 12.7% and 14.2% in the first six months of 2017 and 2016, respectively. Werner Logistics rent and purchased transportation expense increased $5.5 million and as a percentage of Werner Logistics revenues increased to 84.6% in the 2017 period from 81.9% in the 2016 period. Tighter industry-wide carrier capacity in the 2017 period compared to the 2016 period resulted in higher purchased transportation costs causing the lower gross margin percentage.
Other operating expenses increased $4.0 million in the first six months of 2017 compared to the same period in 2016 and increased 0.3% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) decreased to $3.9 million in the six months ended June 30, 2017 from $10.1 million in the six months ended June 30, 2016, which included gains of $4.0 million from sales of real estate. In the 2017 year-to-date period, we sold fewer trucks and more trailers and realized higher average gains per truck sold and lower average gains per trailer sold. Provision for doubtful accounts related to our driver schools and professional and consulting fees were lower in the 2017 period.
Other Expense (Income)
Other expense (income) increased $0.7 million in the first six months of 2017 compared to the same 2016 period and increased 0.1% as a percentage of operating revenues, due primarily to higher interest expense and lower interest income. Interest expense increased for the first six months of 2017 compared to first six months of 2016, as we had higher average outstanding debt during the first six months of 2017 at higher variable interest rates. Interest income decreased due to lower average outstanding notes receivable in the first six months of 2017 compared to the first six months of 2016.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 37.8% for the first six months of 2017 from 39.0% for the first six months of 2016. The lower income tax rate is attributed primarily to favorable tax adjustments for the remeasurement of uncertain tax positions in the first six months of 2017 and recognizing excess tax benefits related to share-based awards as a component of income tax expense.

Liquidity and Capital Resources:
During the six months ended June 30, 2017, we generated cash flow from operations of $172.5 million, a 1% or $1.4 million increase in cash flows compared to the same six-month period a year ago. The increase in net cash provided by operating activities resulted primarily from the effect of depreciation on net income, lower gain on disposal of operating equipment, and general working capital items, partially offset by a decrease from deferred income taxes. We were able to repay debt, make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances.

Net cash used in investing activities decreased to $54.5 million for the six-month period ended June 30, 2017 from $252.2 million for the six-month period ended June 30, 2016. Net property additions (primarily revenue equipment) were $66.0 million for the six-month period ended June 30, 2017, compared to $260.5 million during the same period of 2016. This decrease occurred as we completed a significant reinvestment in our fleet. As of June 30, 2017, we were committed to property and equipment purchases of approximately $121.4 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2017 to be in the range of $175 million to $225 million, compared to net capital expenditures in 2016 of $429.6 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary.

Net financing activities used $113.0 million during the six months ended June 30, 2017, and provided $64.8 million during the same period in 2016. During the six months ended June 30, 2017, we repaid $105.0 million of debt; in the same 2016 period, we had borrowings of $70.0 million. Our outstanding debt at June 30, 2017 was $75.0 million. We paid dividends of $8.7 million in the six-month period ended June 30, 2017 and $8.6 million in the period ended June 30, 2016. We did not repurchase any shares of common stock during the six months ended June 30, 2017 or 2016. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of June 30, 2017, the Company had purchased 3,287,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,712,709 shares remaining available for repurchase.

Management believes our financial position at June 30, 2017 is strong. As of June 30, 2017, we had $22.6 million of cash and cash equivalents and over $1 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of June 30, 2017, we had a total of $325.0 million of credit pursuant to three credit facilities (see Note 2 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q), of which we had borrowed $75.0 million. The remaining $250.0 million of credit available under these facilities at June 30, 2017 is reduced by the $25.1 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of June 30, 2017.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$5.0	$—	$—	$—	$—	$5.0
Long-term debt including current maturities	75.0	—	75.0	—	—	—
Interest payments on debt	4.1	1.9	2.2	—	—	—
Property and equipment purchase commitments	121.4	121.4	—	—	—	—
Total contractual cash obligations	$205.5	$123.3	$77.2	$—	$—	$5.0
Other Commercial Commitments
Unused lines of credit	$224.9	$—	$—	$224.9	$—	$—
Stand-by letters of credit	25.1	25.1	—	—	—	—
Total commercial commitments	$250.0	$25.1	$—	$224.9	$—	$—
Total obligations	$455.5	$148.4	$77.2	$224.9	$—	$5.0

As of June 30, 2017, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100 million credit facility which will expire on July 12, 2020, and a $75 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of June 30, 2017, we had $75 million outstanding under the term commitment at a variable rate of 1.76%, which is effectively fixed at 2.5% with an interest rate swap agreement. Interest payments on debt are based on the debt balance and interest rates at June 30, 2017. The borrowing capacity under these credit facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of June 30, 2017, we had recorded a $5.0 million liability for unrecognized tax benefits. We expect none of it to be settled within the next twelve months and are unable to reasonably determine when the $5.0 million categorized as “period unknown” will be settled.

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

In an effort to increase highway safety and improve compliance, Werner supports FMCSA’s electronic logging devices (“ELDs”) mandate. The final ELD rule was issued in December 2015, and carriers have until December 2017 to adopt and use compliant ELDs. In March 2016, a legal complaint was filed by the Owner-Operator Independent Drivers Association (“OOIDA”) to overturn the ELD mandate. OOIDA asked the U.S. 7th Circuit Court of Appeals to strike down the rule, arguing the rule is an unconstitutional violation of truckers’ rights and will do little to enhance safety. On October 31, 2016, OOIDA’s lawsuit was denied. OOIDA appealed the decision to the U.S. Supreme Court on April 11, 2017. On June 12, 2017, the U.S. Supreme Court denied OOIDA’s request to take on the issue, leaving in place the lower court’s ruling to uphold the mandate and its December 2017 compliance deadline.

FMCSA issued its final rule for Entry-Level Driver Training (“ELDT”) in December 2016. On December 27, 2016, four groups petitioned FMCSA to reconsider the final rule. The petition was denied by FMCSA on January 19, 2017. This final rule was slated to take effect February 6, 2017, with a compliance date of February 7, 2020; however, agencies were directed by the President in January 2017 to postpone for 60 days the effective date of rules published in the Federal Register but not yet effective. On May 23, 2017, the rule was delayed for a third time; as a result, the final rule became effective June 5, 2017. The compliance date is still set for February 7, 2020.

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

New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during second quarter 2017.

Accounting Standards Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has also issued additional guidance related to revenue recognition matters in subsequent ASUs, including a one-year deferral of the effective date of the new revenue recognition standard. As a result of the deferral, the new standard will become effective for us beginning January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective (cumulative effect) transition method. We have established an implementation team and are evaluating the effect that adopting the standard will have on our consolidated financial statements and related disclosures. We currently intend to adopt the standard using the modified retrospective transition approach. While we cannot yet determine the quantitative impact on our consolidated financial statements, we currently expect the new standard to affect the timing of revenue recognition. Today we recognize revenue and related direct costs when the shipment is delivered. The new standard will require us to recognize revenue over time.

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

In May 2017, the FASB issued ASU No 2017-09, “Compensation - (Topic 718) Stock Compensation,” which provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The provisions of this update are effective for fiscal years beginning after December 15, 2017. We are evaluating the effect that ASU No. 2017-09 will have on our financial position, results of operations and cash flows.

Other ASUs not identified above and which are not effective until after June 30, 2017 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of June 30, 2017, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $1.4 million for second quarter 2017 and losses were $2.0 million for second quarter 2016. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75 million of debt outstanding at June 30, 2017, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement to reduce our exposure to interest rate increases. Interest rates on our unused credit facilities are based on the LIBOR (see Contractual Obligations and Commercial Commitments). Increases in interest rates could impact our annual interest expense on future borrowings.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of June 30, 2017, the Company had purchased 3,287,291 shares pursuant to this authorization and had 4,712,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the second quarter 2017 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 10, 2016

11	Statement Re: Computation of Per Share Earnings	See Note 5 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 2, 2017	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 2, 2017	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary