Form 10-Q
period 2017-09-30
WERNER ENTERPRISES INC
filed 2017-11-02
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2017, 72,336,976 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and nine-month periods ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2016 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
	(Unaudited)
Operating revenues	$528,643	$508,676	$1,549,372	$1,490,159
Operating expenses:
Salaries, wages and benefits	170,238	162,862	500,620	479,298
Fuel	50,266	40,638	140,551	112,034
Supplies and maintenance	41,986	41,027	120,276	130,559
Taxes and licenses	21,671	21,540	64,095	64,353
Insurance and claims	20,669	19,106	60,336	59,384
Depreciation	53,578	51,781	162,619	152,849
Rent and purchased transportation	126,087	133,876	377,146	379,155
Communications and utilities	4,199	4,206	12,158	12,110
Other	4,075	4,566	12,812	9,303
Total operating expenses	492,769	479,602	1,450,613	1,399,045
Operating income	35,874	29,074	98,759	91,114
Other expense (income):
Interest expense	492	749	1,892	1,839
Interest income	(766)	(1,055)	(2,556)	(3,154)
Other	88	46	293	148
Total other income	(186)	(260)	(371)	(1,167)
Income before income taxes	36,060	29,334	99,130	92,281
Income taxes	13,543	10,414	37,375	34,963
Net income	$22,517	$18,920	$61,755	$57,318
Earnings per share:
Basic	$0.31	$0.26	$0.85	$0.80
Diluted	$0.31	$0.26	$0.85	$0.79
Dividends declared per share	$0.070	$0.060	$0.200	$0.180
Weighted-average common shares outstanding:
Basic	72,298	72,058	72,239	72,043
Diluted	72,601	72,406	72,517	72,364
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
	(Unaudited)
Net income	$22,517	$18,920	$61,755	$57,318
Other comprehensive income (loss):
Foreign currency translation adjustments	(627)	(1,023)	3,205	(3,009)
Change in fair value of interest rate swap	100	388	334	(517)
Other comprehensive income (loss)	(527)	(635)	3,539	(3,526)
Comprehensive income	$21,990	$18,285	$65,294	$53,792
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,733	$16,962
Accounts receivable, trade, less allowance of $8,410 and $9,183, respectively	279,716	261,372
Other receivables	27,028	15,168
Inventories and supplies	11,624	12,768
Prepaid taxes, licenses and permits	6,935	15,374
Income taxes receivable	6,538	21,497
Other current assets	38,898	29,987
Total current assets	381,472	373,128
Property and equipment	2,078,229	2,109,991
Less – accumulated depreciation	758,331	747,353
Property and equipment, net	1,319,898	1,362,638
Other non-current assets	61,571	57,237
Total assets	$1,762,941	$1,793,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$3,538	$—
Accounts payable	72,343	66,618
Current portion of long-term debt	—	20,000
Insurance and claims accruals	84,436	83,404
Accrued payroll	31,029	26,189
Other current liabilities	22,938	18,650
Total current liabilities	214,284	214,861
Long-term debt, net of current portion	75,000	160,000
Other long-term liabilities	14,321	16,711
Insurance and claims accruals, net of current portion	107,230	113,875
Deferred income taxes	301,199	292,769
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,334,476 and 72,166,969 shares outstanding, respectively	805	805
Paid-in capital	103,296	101,035
Retained earnings	1,131,805	1,084,796
Accumulated other comprehensive loss	(13,378)	(16,917)
Treasury stock, at cost; 8,199,060 and 8,366,567 shares, respectively	(171,621)	(174,932)
Total stockholders’ equity	1,050,907	994,787
Total liabilities and stockholders’ equity	$1,762,941	$1,793,003
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$61,755	$57,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	162,619	152,849
Deferred income taxes	6,492	23,773
Gain on disposal of property and equipment	(6,031)	(13,250)
Non-cash equity compensation	3,215	2,325
Insurance and claims accruals, net of current portion	(6,645)	(11,070)
Other	(8,755)	(8,500)
Changes in certain working capital items:
Accounts receivable, net	(18,344)	(1,489)
Other current assets	15,184	(11,647)
Accounts payable	7,107	1,898
Other current liabilities	351	8,968
Net cash provided by operating activities	216,948	201,175
Cash flows from investing activities:
Additions to property and equipment	(205,874)	(388,386)
Proceeds from sales of property and equipment	84,769	94,372
Issuance of notes receivable	(5,000)	—
Decrease in notes receivable	15,637	14,007
Net cash used in investing activities	(110,468)	(280,007)
Cash flows from financing activities:
Repayments of short-term debt	(45,000)	(20,000)
Proceeds from issuance of short-term debt	—	20,000
Repayments of long-term debt	(60,000)	(40,000)
Proceeds from issuance of long-term debt	—	115,000
Change in net checks issued in excess of cash balances	3,538	2,665
Dividends on common stock	(13,721)	(12,966)
Tax withholding related to net share settlements of restricted stock awards	(445)	(623)
Stock options exercised	2,339	298
Excess tax benefits from equity compensation	—	(17)
Payment of notes payable	—	(3,117)
Net cash provided by (used in) financing activities	(113,289)	61,240
Effect of exchange rate fluctuations on cash	580	(505)
Net decrease in cash and cash equivalents	(6,229)	(18,097)
Cash and cash equivalents, beginning of period	16,962	31,833
Cash and cash equivalents, end of period	$10,733	$13,736
Supplemental disclosures of cash flow information:
Interest paid	$2,004	$1,838
Income taxes paid	15,819	4,257
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$4,058	$22,952
Change in fair value of interest rate swap	334	(517)
Property and equipment acquired included in accounts payable	492	821
Property and equipment disposed included in other receivables	1,300	259
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

(2) Credit Facilities
As of September 30, 2017, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of September 30, 2017, and December 31, 2016, our outstanding debt totaled $75.0 million and $180.0 million, respectively. We had $75.0 million outstanding under the term commitment at a variable rate of 1.83% as of September 30, 2017, which is effectively fixed at 2.5% with an interest rate swap agreement. The $325.0 million of borrowing capacity under our credit facilities at September 30, 2017, is further reduced by $28.7 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At September 30, 2017, we were in compliance with these covenants.

At September 30, 2017, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2017	$—
2018	—
2019	75,000
2020	—
2021	—
Total	$75,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(3) Income Taxes
We accrued interest expense of $39 thousand and $58 thousand during the three-month periods ended September 30, 2017 and September 30, 2016, respectively, and $142 thousand and $185 thousand during the nine-month periods ended September 30,

2017 and September 30, 2016, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at September 30, 2017 is $4.1 million. If recognized, $2.7 million of unrecognized tax benefits would impact our effective tax rate. Interest of $0.8 million has been reflected as a component of the total liability. We expect no significant increases or decreases for uncertain tax positions during the next twelve months.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2014 through 2016 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(4) Commitments and Contingencies
As of September 30, 2017, we have committed to property and equipment purchases of approximately $95.2 million.

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

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (FLSA) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As of September 30, 2017, we had accrued for the jury’s award in the short break matter and had not accrued for the sleeper berth matter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$22,517	$18,920	$61,755	$57,318
Weighted average common shares outstanding	72,298	72,058	72,239	72,043
Dilutive effect of stock-based awards	303	348	278	321
Shares used in computing diluted earnings per share	72,601	72,406	72,517	72,364
Basic earnings per share	$0.31	$0.26	$0.85	$0.80
Diluted earnings per share	$0.31	$0.26	$0.85	$0.79

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

6) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of September 30, 2017, there were 7,346,315 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of September 30, 2017, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $6.1 million and is expected to be recognized over a weighted average period of 2.2 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options:
Pre-tax compensation expense	$2	$5	$5	$14
Tax benefit	1	2	2	6
Stock option expense, net of tax	$1	$3	$3	$8
Restricted awards:
Pre-tax compensation expense	$941	$813	$2,440	$1,743
Tax benefit	367	317	952	680
Restricted stock expense, net of tax	$574	$496	$1,488	$1,063
Performance awards:
Pre-tax compensation expense	$308	$517	$897	$628
Tax benefit	120	202	350	245
Performance award expense, net of tax	$188	$315	$547	$383

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

Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years, one day from the date of grant. The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	171	$18.19
Granted	—	—
Exercised	(132)	17.72
Forfeited	—	—
Expired	—	—
Outstanding at end of period	39	19.80	2.53	$651
Exercisable at end of period	34	19.45	2.30	$584

We did not grant any stock options during the nine-month periods ended September 30, 2017 and September 30, 2016. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $1.6 million and $95 thousand for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively.

Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 84 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the nine months ended September 30, 2017:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	293	$25.98
Granted	81	26.90
Vested	(16)	24.34
Forfeited	(10)	26.87
Nonvested at end of period	348	26.24

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

The total fair value of previously granted restricted awards vested during the nine-month period ended September 30, 2017 was $0.5 million and for the nine-month period ended September 30, 2016 was $0.3 million. When restricted awards vest, we withhold shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.

Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the nine months ended September 30, 2017:

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

The vesting date fair value of performance awards that vested during the nine-month periods ended September 30, 2017 and September 30, 2016 was $1.0 million and $1.6 million, respectively. We withhold shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Truckload Transportation Services	$407,566	$384,312	$1,196,071	$1,136,478
Werner Logistics	104,568	109,459	305,225	310,001
Other	16,020	14,804	47,257	43,148
Corporate	593	313	1,539	1,300
Subtotal	528,747	508,888	1,550,092	1,490,927
Inter-segment eliminations	(104)	(212)	(720)	(768)
Total	$528,643	$508,676	$1,549,372	$1,490,159

Operating Income
Truckload Transportation Services	$34,009	$19,846	$93,511	$74,971
Werner Logistics	1,318	4,894	6,652	16,502
Other	1,001	(1,191)	605	(4,964)
Corporate	(454)	5,525	(2,009)	4,605
Total	$35,874	$29,074	$98,759	$91,114

(8) Derivative Financial Instrument
In the normal course of business we are subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. We manage our risks for interest rate changes through use of an interest rate swap. At September 30, 2017, we had one interest rate swap outstanding, which matures in September 2019, with a notional value of $75.0 million and a pre-tax fair value loss of $0.4 million. The counterparty to this contract is a major financial institution. We are exposed to credit loss in the event of non-performance by the counterparty. We do not use derivative instruments for trading or speculative purposes and have no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2017 to third quarter 2016, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2017		2016		2017		2016		3ME	9ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$528,643	100.0	$508,676	100.0	$1,549,372	100.0	$1,490,159	100.0	3.9%	4.0%

Operating expenses:
Salaries, wages and benefits	170,238	32.2	162,862	32.0	500,620	32.3	479,298	32.2	4.5%	4.4%
Fuel	50,266	9.5	40,638	8.0	140,551	9.1	112,034	7.5	23.7%	25.5%
Supplies and maintenance	41,986	7.9	41,027	8.1	120,276	7.8	130,559	8.8	2.3%	(7.9)%
Taxes and licenses	21,671	4.1	21,540	4.2	64,095	4.1	64,353	4.3	0.6%	(0.4)%
Insurance and claims	20,669	3.9	19,106	3.8	60,336	3.9	59,384	4.0	8.2%	1.6%
Depreciation	53,578	10.1	51,781	10.2	162,619	10.5	152,849	10.3	3.5%	6.4%
Rent and purchased transportation	126,087	23.9	133,876	26.3	377,146	24.3	379,155	25.4	(5.8)%	(0.5)%
Communications and utilities	4,199	0.8	4,206	0.8	12,158	0.8	12,110	0.8	(0.2)%	0.4%
Other	4,075	0.8	4,566	0.9	12,812	0.8	9,303	0.6	(10.8)%	37.7%
Total operating expenses	492,769	93.2	479,602	94.3	1,450,613	93.6	1,399,045	93.9	2.7%	3.7%

Operating income	35,874	6.8	29,074	5.7	98,759	6.4	91,114	6.1	23.4%	8.4%
Total other expense (income)	(186)	—	(260)	(0.1)	(371)	—	(1,167)	(0.1)	28.5%	68.2%
Income before income taxes	36,060	6.8	29,334	5.8	99,130	6.4	92,281	6.2	22.9%	7.4%
Income taxes	13,543	2.5	10,414	2.1	37,375	2.4	34,963	2.4	30.0%	6.9%
Net income	$22,517	4.3	$18,920	3.7	$61,755	4.0	$57,318	3.8	19.0%	7.7%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$351,114		$336,673		$1,029,036		$1,008,738
Trucking fuel surcharge revenues	50,164		41,994		147,641		111,018
Non-trucking and other operating revenues	6,288		5,645		19,394		16,722
Operating revenues	407,566	100.0	384,312	100.0	1,196,071	100.0	1,136,478	100.0
Operating expenses	373,557	91.7	364,466	94.8	1,102,560	92.2	1,061,507	93.4
Operating income	$34,009	8.3	$19,846	5.2	$93,511	7.8	$74,971	6.6

	Three Months Ended September 30,			Nine Months Ended September 30,
Truckload Transportation Services	2017	2016	% Change	2017	2016	% Change
Operating ratio, net of fuel surcharge revenues (1)	90.5%	94.2%		91.1%	92.7%
Average revenues per tractor per week (2)	$3,693	$3,589	2.9%	$3,634	$3,547	2.4%
Average trip length in miles (loaded)	469	468	0.2%	469	466	0.6%
Average percentage of empty miles (3)	12.53%	12.55%	(0.2)%	12.40%	13.08%	(5.2)%
Average tractors in service	7,314	7,216	1.4%	7,261	7,291	(0.4)%
Total trailers (at quarter end)	22,435	22,655		22,435	22,655
Total tractors (at quarter end):
Company	6,700	6,355		6,700	6,355
Independent contractor	675	820		675	820
Total tractors	7,375	7,175		7,375	7,175

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Werner Logistics (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$104,568	100.0	$109,459	100.0	$305,225	100.0	$310,001	100.0
Rent and purchased transportation expense	89,507	85.6	91,695	83.8	259,277	84.9	255,954	82.6
Gross margin	15,061	14.4	17,764	16.2	45,948	15.1	54,047	17.4
Other operating expenses	13,743	13.1	12,870	11.7	39,296	12.9	37,545	12.1
Operating income	$1,318	1.3	$4,894	4.5	$6,652	2.2	$16,502	5.3

	Three Months Ended September 30,			Nine Months Ended September 30,
Werner Logistics	2017	2016	% Change	2017	2016	% Change
Average tractors in service	48	75	(36.0)%	53	71	(25.4)%
Total trailers (at quarter end)	1,655	1,590	4.1%	1,655	1,590	4.1%
Total tractors (at quarter end)	47	86	(45.3)%	47	86	(45.3)%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Operating Revenues
Operating revenues increased 3.9% for the three months ended September 30, 2017, compared to the same period of the prior year. When comparing third quarter 2017 to third quarter 2016, Truckload segment revenues increased $23.3 million or 6.1%, and Werner Logistics revenues decreased $4.9 million or 4.5%.

Trucking revenues, net of fuel surcharge, increased 4.3% in third quarter 2017 compared to third quarter 2016 due to a 2.9% increase in average revenues per tractor per week and a 1.4% increase in average tractors in service. Our average revenues per total mile, net of fuel surcharge, increased by 3.4% in third quarter 2017 compared to third quarter 2016 and average miles per truck decreased by 0.5%.

Third quarter 2017 freight demand in our One-Way Truckload fleet improved throughout the quarter. In July and August 2017, freight trended better than normal and meaningfully better than the challenging freight market of third quarter 2016. As we moved into September, the freight market strengthened further due in part to the significant disruption caused by two major hurricanes in south Texas and Florida. These catastrophic weather events resulted in short-term costs in September due to out-of-route miles, higher fuel costs, equipment issues, and driver domicile issues; additionally, the multiple days of school closings at our Florida-based driving schools negatively impacted our driver hiring. At the same time, these events improved spot market pricing and further widened the positive gap between demand and capacity, which better positions the freight and contractual rate markets going forward. Freight volumes in October 2017 were seasonally better than normal.

Freight metrics have improved, and we have increasing confidence that contractual rates will strengthen over the next few quarters, particularly noting the improving freight market conditions and the expected tightening of supply when the electronic hours of service mandate for the trucking industry becomes effective on December 18, 2017.

The average number of tractors in service in the Truckload segment increased 1.4% to 7,314 in third quarter 2017 from 7,216 in third quarter 2016. We ended third quarter 2017 with 7,375 trucks in the Truckload segment, a year-over-year increase of 200 trucks compared to the end of third quarter 2016, and a sequential increase of 60 trucks compared to the end of second quarter 2017. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues increased 19.5% to $50.2 million in third quarter 2017 from $42.0 million in third quarter 2016 due to higher average fuel prices in the 2017 quarter. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its five operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. Werner Logistics also recorded revenue and brokered freight expense of $0.1 million in third quarter 2017 and $0.2 million in third quarter 2016 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. In third quarter 2017, Werner Logistics revenues decreased $4.9 million or 4.5%, and operating income dollars decreased $3.6 million or 73.1%, compared to third quarter 2016. The Werner Logistics gross margin percentage in third quarter 2017 of 14.4% decreased from 16.2% in third quarter 2016. The Werner Logistics operating income percentage in third quarter 2017 of 1.3% declined from third quarter 2016 of 4.5%. Tighter carrier capacity in third quarter 2017 compared to third quarter 2016 resulted in higher purchased transportation costs causing the lower gross margin and operating income percentages.

In third quarter 2017, Werner Logistics achieved solid revenue growth year over year in our truck brokerage solution, while our intermodal and international solutions had lower revenues due to more challenging market conditions. As previously disclosed, a large Werner Logistics Freight Management customer (5.5% of Werner Logistics revenues in third quarter 2016) that was acquired in 2015 transitioned to their parent company’s transportation platform mid-quarter during first quarter 2017. We continue to see strong customer acceptance of the value of the Werner Logistics portfolio of service offerings, particularly as the market strengthens and shippers tend to consolidate their logistics business with the stability of larger asset-backed logistics providers.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.2% for the three months ended September 30, 2017, compared to 94.3% for the three months ended September 30, 2016. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.

Salaries, wages and benefits increased $7.4 million or 4.5% in third quarter 2017 compared to third quarter 2016 and increased 0.2% as a percentage of operating revenues to 32.2%. The higher dollar amount of salaries, wages and benefits expense in the 2017 third quarter was due primarily to increased company truck miles and higher driver and student pay rates. These increases were partially offset by lower workers’ compensation expense in third quarter 2017. When evaluated on a per-mile basis, driver salaries, wages and benefits also increased, which we primarily attribute to higher driver pay in third quarter 2017 compared to third quarter 2016. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 8.4%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2017. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2017 were similar to those for the previous policy year.

The driver recruiting market became more challenging in third quarter 2017. Several ongoing market factors persist including a declining number of, and increased competition for, driver training school graduates, an historically low national unemployment rate, aging truck driver demographics and increased truck safety regulations. We proactively took many significant actions in the last two years to strengthen our driver recruiting and retention to make Werner the preferred choice for the best drivers, including raising driver pay, lowering the age of our truck fleet, installing safety and training features on all new trucks, investing in our driver training schools and collaborating with customers to improve or eliminate freight with unproductive operating characteristics that prevent our drivers from maximizing productivity. Our driver turnover rate once again improved, achieving the lowest third quarter rate in 19 years. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased $9.6 million or 23.7% in third quarter 2017 compared to third quarter 2016 and increased 1.5% as a percentage of operating revenues due to higher average diesel fuel prices and increased company truck miles. Average diesel fuel prices were 26 cents per gallon higher in third quarter 2017 than in third quarter 2016 and were 15 cents per gallon higher than in second quarter 2017. The increase was partially offset by slightly improved miles per gallon (“mpg”).

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

For October 2017, the average diesel fuel price per gallon was approximately 28 cents higher than the average diesel fuel price per gallon in October 2016 and approximately 32 cents higher than in fourth quarter 2016.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2017, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance increased $1.0 million or 2.3% in third quarter 2017 compared to third quarter 2016 and decreased 0.2% as a percentage of operating revenues due primarily to higher company truck miles driven in third quarter 2017 compared to third quarter 2016, partially offset by our younger trailer fleet and the resulting lower equipment maintenance expense. We also incurred higher driver recruiting and other driver-related costs in the 2017 quarter.

Insurance and claims increased $1.6 million or 8.2% in third quarter 2017 compared to third quarter 2016 and increased 0.1% as a percentage of operating revenues. The increase in third quarter 2017 expense compared to third quarter 2016 was primarily the result of unfavorable development on prior period claims. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

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

Depreciation expense increased $1.8 million or 3.5% in third quarter 2017 compared to third quarter 2016 and decreased 0.1% as a percentage of operating revenues. This expense increase is due primarily to the higher cost of new trucks purchased compared to the cost of used trucks that were sold over the past 12 months and the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated.

In 2015 and 2016, we invested nearly $1 billion of capital expenditures (before sales of equipment) primarily to reduce the average age of our trucks and trailers. Our investment in newer trucks and trailers improves our driver experience, raises operational efficiency and helps us to better manage our maintenance, safety and fuel costs. We intend to maintain our newer fleet age of trucks and trailers. The average age of our company truck fleet was at 1.9 years as of September 30, 2017.

Rent and purchased transportation expense decreased $7.8 million or 5.8% in third quarter 2017 compared to third quarter 2016 and decreased 2.4% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense decreased $2.2 million, but as a percentage of Werner Logistics revenues increased to 85.6% in third quarter 2017 from 83.8% in third quarter 2016. Tighter industry-wide carrier capacity in third quarter 2017 compared to third quarter 2016 resulted in higher purchased transportation costs causing the lower gross margin percentage.

Rent and purchased transportation for the Truckload segment decreased $5.8 million in third quarter 2017 compared to third quarter 2016. This decrease is due primarily to lower payments to independent contractors due to fewer independent contractor trucks and miles during third quarter 2017 compared to third quarter 2016, partially offset by higher average fuel reimbursement per mile in the 2017 quarter. Independent contractor miles as a percentage of total miles were 11.8% in third quarter 2017 compared to 14.8% in third quarter 2016. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Other operating expenses decreased $0.5 million or 10.8% in third quarter 2017 compared to third quarter 2016 and decreased 0.1% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $2.2 million in third quarter 2017 compared to $3.1 million in third quarter 2016, which included a $6.5 million real estate gain and $3.4 million of losses on equipment sales. In third quarter 2017, we sold fewer trucks and fewer trailers than in third quarter 2016. We realized average gains per truck in third quarter 2017 compared to average losses in third quarter 2016 and realized lower average gains per trailer in third quarter 2017 compared to third quarter 2016. The used truck pricing market remained difficult in third quarter 2017 due to a higher than normal supply of used trucks in the market and low buyer demand. Other operating expenses, primarily provision for doubtful accounts related to the driver training schools and professional and consulting fees, declined by $1.4 million in third quarter 2017 compared to third quarter 2016.

Other Expense (Income)
Other expense (income) increased $0.1 million and increased 0.1% as a percentage of operating revenues in third quarter 2017 compared to third quarter 2016. Interest income was lower in the 2017 quarter due primarily to lower average outstanding notes receivable, and interest expense was lower as well.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 37.6% in third quarter 2017 and 35.5% in third quarter 2016. The higher income tax rate in 2017 is attributed primarily to a lower amount of favorable tax adjustments for the remeasurement of uncertain tax positions in third quarter 2017 compared to third quarter 2016 and the effect of applying a state tax rate increase to our deferred tax liabilities, partially offset by recognizing excess tax benefits related to share-based awards as a component of income tax expense.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Operating Revenues
Operating revenues increased 4.0% for the nine months ended September 30, 2017, compared to the same period of the prior year. In the Truckload segment, trucking revenues, net of fuel surcharge, increased 2.0% in the 2017 year-to-date period compared to the 2016 year-to-date period due primarily to a 2.4% increase in average revenues per tractor per week, partially offset by a 0.4% decrease in the average number of tractors in service. Average revenues per total mile, net of fuel surcharge, increased 2.3% in the first nine months of 2017 compared to the same period in 2016, and average monthly miles per tractor increased by 0.2%. Truckload segment fuel surcharge revenues for the nine months ended September 30, 2017 increased $36.6 million or 33.0% when compared to the nine months ended September 30, 2016 due to higher average fuel prices in the 2017 period. Werner Logistics revenues decreased to $305.2 million in the first nine months of 2017 compared to $310.0 million in the same 2016 period.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.6% for the nine months ended September 30, 2017, compared to 93.9% for the nine months ended September 30, 2016. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 and 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.
Salaries, wages and benefits increased $21.3 million or 4.4% in the first nine months of 2017 compared to the first nine months of 2016 and increased as a percentage of operating revenues to 32.3%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and student pay rates, increased company truck miles and higher workers’ compensation expense in the 2017 period. When evaluated on a per-mile basis, driver salaries increased as well. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 9.8%.
Fuel increased $28.5 million or 25.5% in the first nine months of 2017 compared to the same period in 2016 and increased 1.6% as a percentage of operating revenues due primarily to higher average diesel fuel prices in 2017, partially offset by improved mpg. Average diesel fuel prices were 30 cents per gallon higher in the first nine months of 2017 than in the same 2016 period.
Supplies and maintenance decreased $10.3 million or 7.9% in the first nine months of 2017 compared to the same period in 2016 and decreased 1.0% as a percentage of operating revenues. Repairs and maintenance for our tractor and trailer fleets decreased in the year-to-date 2017 period despite higher company driver miles driven due to a newer fleet of tractors and trailers. These decreases were partially offset by higher driver recruiting and other driver-related costs in the 2017 period.

Insurance and claims expense increased $1.0 million or 1.6% in the first nine months of 2017 compared to the same period in 2016 but decreased 0.1% as a percentage of operating revenues. The higher expense in the 2017 year-to-date period was due primarily to higher liability insurance premiums related to the policy year that ended July 31, 2017.
Depreciation expense increased $9.8 million or 6.4% in the first nine months of 2017 compared to the same 2016 period and increased 0.2% as a percentage of operating revenues due primarily to a change during fourth quarter 2016 in the estimated life of certain trucks to more rapidly depreciate the trucks to their residual values due to the weak used truck market, which resulted in additional depreciation expense of $3.4 million in 2017, and the higher cost of new trucks purchased versus used trucks that were sold. In addition, the purchase of new trailers over the past 12 months to replace older used trailers which were fully depreciated also contributed to the increase in depreciation expense.
Rent and purchased transportation expense decreased $2.0 million or 0.5% in the first nine months of 2017 compared to the same 2016 period and decreased 1.1% as a percentage of operating revenues. Rent and purchased transportation for the Truckload segment decreased $5.3 million in the first nine months of 2017 compared to the same 2016 period. This decrease is due primarily to fewer independent contractor miles driven in the first nine months of 2017 compared to the same period in 2016. Independent contractor miles as a percentage of total miles were 12.4% and 14.4% in the first nine months of 2017 and 2016, respectively. Werner Logistics rent and purchased transportation expense increased $3.3 million and as a percentage of Werner Logistics revenues increased to 84.9% in the 2017 period from 82.6% in the 2016 period. Tighter industry-wide carrier capacity in the 2017 period compared to the 2016 period resulted in higher purchased transportation costs causing the lower gross margin percentage.
Other operating expenses increased $3.5 million in the first nine months of 2017 compared to the same period in 2016 and increased 0.2% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) decreased to $6.0 million in the nine months ended September 30, 2017 from $13.3 million in the nine months ended September 30, 2016, which included gains of $10.5 million from sales of real estate. In the 2017 year-to-date period, we sold fewer trucks and trailers, realized average gains per truck compared to average losses and realized lower average gains per trailer sold when compared to same period of 2016. Provision for doubtful accounts related to our driver schools and professional and consulting fees were lower in the 2017 period.
Other Expense (Income)
Other expense (income) increased $0.8 million in the first nine months of 2017 compared to the same 2016 period and increased 0.1% as a percentage of operating revenues, due primarily to lower interest income. Interest income decreased due to lower average outstanding notes receivable in the first nine months of 2017 compared to the first nine months of 2016.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 37.7% for the first nine months of 2017 from 37.9% for the first nine months of 2016. The lower income tax rate is attributed primarily to recognizing excess tax benefits related to share-based awards as a component of income tax expense, partially offset by a lower amount of favorable tax adjustments for the remeasurement of uncertain tax positions in the first nine months of 2017 compared to the same period of 2016.

Liquidity and Capital Resources:
During the nine months ended September 30, 2017, we generated cash flow from operations of $216.9 million, an 8% or $15.8 million increase in cash flows compared to the same nine-month period a year ago. The increase in net cash provided by operating activities resulted primarily from the effect of depreciation on net income, lower gain on disposal of operating equipment, and general working capital items, partially offset by a decrease from deferred income taxes. We were able to repay debt, make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances.

Net cash used in investing activities decreased to $110.5 million for the nine-month period ended September 30, 2017 from $280.0 million for the nine-month period ended September 30, 2016. Net property additions (primarily revenue equipment) were $121.1 million for the nine-month period ended September 30, 2017, compared to $294.0 million during the same period of 2016. This decrease occurred as we completed a significant reinvestment in our fleet. As of September 30, 2017, we were committed to property and equipment purchases of approximately $95.2 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2017 to be in the range of $175 million to $225 million, compared to net capital expenditures in 2016 of $429.6 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary.

Net financing activities used $113.3 million during the nine months ended September 30, 2017, and provided $61.2 million during the same period in 2016. During the nine months ended September 30, 2017, we repaid $105.0 million of debt; in the same 2016 period, we had borrowings of $135.0 million and repayments of $60.0 million. Our outstanding debt at September 30, 2017 was $75.0 million. We paid dividends of $13.7 million in the nine-month period ended September 30, 2017 and $13.0 million in the period ended September 30, 2016. We increased our quarterly dividend rate by $0.01 per share, or 17%, beginning with the dividend paid in July 2017. We did not repurchase any shares of common stock during the nine months ended September 30, 2017 or 2016. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of September 30, 2017, the Company had purchased 3,287,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,712,709 shares remaining available for repurchase.

Management believes our financial position at September 30, 2017 is strong. As of September 30, 2017, we had $10.7 million of cash and cash equivalents and over $1 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of September 30, 2017, we had a total of $325.0 million of credit pursuant to three credit facilities (see Note 2 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q), of which we had borrowed $75.0 million. The remaining $250.0 million of credit available under these facilities at September 30, 2017 is reduced by the $28.7 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
The following tables set forth our contractual obligations and commercial commitments as of September 30, 2017.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$4.1	$—	$—	$—	$—	$4.1
Long-term debt including current maturities	75.0	—	75.0	—	—	—
Interest payments on debt	3.7	1.9	1.8	—	—	—
Property and equipment purchase commitments	95.2	95.2	—	—	—	—
Total contractual cash obligations	$178.0	$97.1	$76.8	$—	$—	$4.1
Other Commercial Commitments
Unused lines of credit	$221.3	$—	$221.3	$—	$—	$—
Stand-by letters of credit	28.7	28.7	—	—	—	—
Total commercial commitments	$250.0	$28.7	$221.3	$—	$—	$—
Total obligations	$428.0	$125.8	$298.1	$—	$—	$4.1

As of September 30, 2017, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100 million credit facility which will expire on July 12, 2020, and a $75 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of September 30, 2017, we had $75 million outstanding under the term commitment at a variable rate of 1.83%, which is effectively fixed at 2.5% with an interest rate swap agreement. Interest payments on debt are based on the debt balance and interest rates at September 30, 2017. The borrowing capacity under these credit facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of September 30, 2017, we had recorded a $4.1 million liability for unrecognized tax benefits. We expect none of it to be settled within the next twelve months and are unable to reasonably determine when the $4.1 million categorized as “period unknown” will be settled.

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

In an effort to increase highway safety and improve compliance, Werner supports FMCSA’s electronic logging devices (“ELDs”) mandate. The final ELD rule was issued in December 2015 and becomes effective on December 18, 2017, when carriers must adopt and use compliant ELDs. In March 2016, a legal complaint was filed by the Owner-Operator Independent Drivers Association (“OOIDA”) to overturn the ELD mandate. OOIDA asked the U.S. 7th Circuit Court of Appeals to strike down the rule, arguing the rule is an unconstitutional violation of truckers’ rights and will do little to enhance safety. On October 31, 2016, OOIDA’s lawsuit was denied. OOIDA appealed the decision to the U.S. Supreme Court on April 11, 2017. On June 12, 2017, the U.S. Supreme Court denied OOIDA’s request to take on the issue, leaving in place the lower court’s ruling to uphold the mandate and its December 18, 2017 effective date.

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

New Accounting Pronouncements Adopted
We did not adopt any new accounting standards during third quarter 2017.

Accounting Standards Updates Not Yet Effective
On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has also issued additional guidance related to revenue recognition matters in subsequent ASUs, including a one-year deferral of the effective date of the new revenue recognition standard. As a result of the deferral, the new standard will become effective for us beginning January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective (cumulative effect) transition method. We have established an implementation team which is evaluating the effect that adopting the standard will have on our consolidated financial statements and related disclosures and developing the necessary processes, reporting and controls to comply with the new requirements. We currently intend to adopt the standard using the modified retrospective transition approach. While we have not yet determined the quantitative impact on our consolidated financial statements, we currently expect the new standard to affect the timing of revenue recognition. Today we recognize revenue and related direct costs when the shipment is delivered. The new standard will require us to recognize revenue over time.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The provisions of this update are effective for fiscal years beginning after December 15, 2017. We are evaluating the effect ASU No. 2016-18 will have on our consolidated cash flows and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The provisions of this update are effective for fiscal years beginning after December 15, 2017. We are evaluating the effect that ASU No. 2017-09 will have on our financial position, results of operations and cash flows.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The provisions of this update are effective for fiscal years beginning after December 15, 2018. We are evaluating the effect that ASU No. 2017-12 will have on our financial position, results of operations and cash flows.

Other ASUs not identified above and which are not effective until after September 30, 2017 are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of September 30, 2017, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $0.6 million for third quarter 2017 and $1.0 million for third quarter 2016. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75 million of debt outstanding at September 30, 2017, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement to reduce our exposure to interest rate increases. Interest rates on our unused credit facilities are based on the LIBOR (see Contractual Obligations and Commercial Commitments). Increases in interest rates could impact our annual interest expense on future borrowings.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of September 30, 2017, the Company had purchased 3,287,291 shares pursuant to this authorization and had 4,712,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the third quarter 2017 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

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
See Note 5 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017

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

WERNER ENTERPRISES, INC.

Date: November 2, 2017	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 2, 2017	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary