Form 10-Q
period 2018-03-31
WERNER ENTERPRISES INC
filed 2018-05-03
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2018, 72,300,776 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I
FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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
Operating results for the three-month period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2017 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
	(Unaudited)
Operating revenues	$562,684	$501,221
Operating expenses:
Salaries, wages and benefits	182,794	160,839
Fuel	59,032	45,156
Supplies and maintenance	45,739	38,232
Taxes and licenses	22,493	20,786
Insurance and claims	21,158	19,840
Depreciation	55,506	55,336
Rent and purchased transportation	135,922	126,425
Communications and utilities	4,107	4,072
Other	818	4,563
Total operating expenses	527,569	475,249
Operating income	35,115	25,972
Other expense (income):
Interest expense	482	776
Interest income	(740)	(914)
Other	53	53
Total other income	(205)	(85)
Income before income taxes	35,320	26,057
Income taxes	7,513	10,038
Net income	$27,807	$16,019
Earnings per share:
Basic	$0.38	$0.22
Diluted	$0.38	$0.22
Dividends declared per share	$0.070	$0.060
Weighted-average common shares outstanding:
Basic	72,435	72,191
Diluted	72,671	72,447
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2018	2017
	(Unaudited)
Net income	$27,807	$16,019
Other comprehensive income (loss):
Foreign currency translation adjustments	2,325	2,447
Change in fair value of interest rate swap	278	214
Other comprehensive income (loss)	2,603	2,661
Comprehensive income	$30,410	$18,680
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,789	$13,626
Accounts receivable, trade, less allowance of $8,436 and $8,250, respectively	301,967	304,174
Other receivables	17,076	26,491
Inventories and supplies	10,620	11,694
Prepaid taxes, licenses and permits	11,991	15,972
Other current assets	30,824	28,272
Total current assets	411,267	400,229
Property and equipment	2,126,307	2,114,337
Less – accumulated depreciation	776,125	767,474
Property and equipment, net	1,350,182	1,346,863
Other non-current assets	60,596	60,899
Total assets	$1,822,045	$1,807,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$—	$21,539
Accounts payable	83,295	73,802
Insurance and claims accruals	73,674	79,674
Accrued payroll	30,733	32,520
Other current liabilities	24,095	24,642
Total current liabilities	211,797	232,177
Long-term debt, net of current portion	75,000	75,000
Other long-term liabilities	12,045	12,575
Insurance and claims accruals, net of current portion	108,560	108,270
Deferred income taxes	201,539	195,187
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 72,454,202 and 72,409,222 shares outstanding, respectively	805	805
Paid-in capital	102,904	102,563
Retained earnings	1,292,618	1,267,871
Accumulated other comprehensive loss	(13,232)	(15,835)
Treasury stock, at cost; 8,079,334 and 8,124,314 shares, respectively	(169,991)	(170,622)
Total stockholders’ equity	1,213,104	1,184,782
Total liabilities and stockholders’ equity	$1,822,045	$1,807,991
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$27,807	$16,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,506	55,336
Deferred income taxes	5,478	3,433
Gain on disposal of property and equipment	(2,708)	(1,392)
Non-cash equity compensation	1,410	896
Insurance and claims accruals, net of current portion	290	(2,915)
Other	(1,779)	(3,897)
Changes in certain working capital items:
Accounts receivable, net	2,207	14,337
Other current assets	5,320	11,269
Accounts payable	3,822	(1,869)
Other current liabilities	2,509	(5,289)
Net cash provided by operating activities	99,862	85,928
Cash flows from investing activities:
Additions to property and equipment	(94,237)	(42,659)
Proceeds from sales of property and equipment	38,731	28,065
Decrease in notes receivable	5,944	7,206
Net cash used in investing activities	(49,562)	(7,388)
Cash flows from financing activities:
Repayments of short-term debt	—	(20,000)
Repayments of long-term debt	—	(30,000)
Change in net checks issued in excess of cash balances	(21,539)	—
Dividends on common stock	(5,068)	(4,330)
Tax withholding related to net share settlements of restricted stock awards	(667)	(341)
Stock options exercised	229	524
Net cash used in financing activities	(27,045)	(54,147)
Effect of exchange rate fluctuations on cash	403	430
Net increase in cash, cash equivalents and restricted cash	23,658	24,823
Cash, cash equivalents and restricted cash, beginning of period	15,131	17,477
Cash, cash equivalents and restricted cash, end of period(1)	$38,789	$42,300
Supplemental disclosures of cash flow information:
Interest paid	$481	$876
Income taxes paid	301	378
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$2,178	$872
Change in fair value of interest rate swap	278	214
Property and equipment acquired included in accounts payable	5,999	671
Property and equipment disposed included in other receivables	67	11

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Condensed Balance Sheets
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$38,789	$30,804
Restricted cash included in Other current assets	—	11,496
Total cash, cash equivalents and restricted cash	$38,789	$42,300
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Accounting Policies
New Accounting Pronouncements Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU 2014-09 and related amendments, which is also know as Accounting Standards Codification (“ASC”) Topic 606, as of January 1, 2018 using the modified retrospective transition method. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis. See Note 2 - Revenue for additional adoption information, the updated accounting policy for revenue recognition, and disclosures required by ASC Topic 606.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company adopted ASU No. 2016-15 as of January 1, 2018. Upon adoption, this update had no effect on our consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The Company adopted ASU No. 2016-18 as of January 1, 2018, using the required retrospective adoption method. The adoption of this standard impacted the consolidated statements of cash flows by increasing beginning and ending cash to include the restricted balance of our like-kind exchange account and removing from operating activities the change in such balance, which resulted in an $11.0 million increase to cash flow from operations for the three months ended March 31, 2017.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted ASU No. 2017-09 as of January 1, 2018 on a prospective basis. Upon adoption, this update had no effect on our consolidated financial position, results of operations or cash flows.

Accounting Standards Updates Not Yet Effective
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The provisions of this update are effective for fiscal years beginning after December 15, 2018. We are evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial position, results of operations and cash flows.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The provisions of this update are effective for fiscal years beginning after December 15, 2018. We are evaluating the impact of adopting ASU No. 2017-12 on our financial position, results of operations and cash flows.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220),” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The provisions of this update are effective for fiscal years beginning after December 15, 2018. We are evaluating the impact of adopting ASU No. 2018-02 on our financial position, results of operations and cash flows.

(2) Revenue
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method. Results for periods beginning January 1, 2018 and later are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy for revenue recognition.

We recorded a $2.0 million net increase to the opening balance of retained earnings of as of January 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in accounting for shipments in transit as of December 31, 2017. ASC Topic 606 requires us to recognize revenue and related direct costs over time as the shipment is being delivered. Prior to adopting the new guidance, we recognized revenue and related direct costs when the shipment was delivered.

Under the modified retrospective method of adoption, we are required to disclose the impact to our financial statements had we continued to follow our accounting policies under the previous revenue recognition guidance. Had we continued to recognize revenues and direct costs upon delivery, our operating revenues and operating expenses for the three months ended March 31, 2018 would have been been lower by approximately $0.3 million and $0.1 million, respectively. Additionally, under ASC Topic 606, we recorded a $3.1 million reduction of revenues related to our driver training schools that would have been reported as bad debt expense prior to the new standard.

Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2018	2017
Truckload Transportation Services	$431,556	$385,003
Werner Logistics	117,420	99,853
Inter-segment eliminations	(458)	(167)
Transportation services	548,518	484,689
Other revenues	14,166	16,532
Total revenues	$562,684	$501,221

The following table presents our revenues disaggregated by geographic areas in which we conduct business (in thousands). Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	Three Months Ended March 31,
	2018	2017
United States	488,021	434,695
Mexico	56,410	50,239
Other	18,253	16,287
Total revenues	$562,684	$501,221

Transportation Services
We generate nearly all of our revenues by transporting truckload freight shipments for our customers. Transportation services are carried out by our Truckload Transportation Services (“Truckload”) segment and our Werner Logistics (“Logistics”) segment. The Truckload segment utilizes company-owned and independent contractor trucks to deliver shipments, while the Logistics segment uses third-party capacity providers.

The Company generates revenue from billings for transportation services under contracts with customers, generally on a rate per mile or per shipment, based on origin and destination of the shipment. The Company’s performance obligation arises when it receives a shipment order to transport a customer’s freight and is satisfied upon delivery of the shipment. The transaction price may be defined in a transportation services agreement or negotiated with the customer prior to accepting the shipment order. A customer may submit several shipment orders for transportation services at various times throughout a service agreement term, but each shipment represents a distinct service that is a separately identified performance obligation. The Company often provides additional or ancillary services as part of the shipment (such as loading/unloading and stops in transit) which are not distinct or are not material in the context of the contract; therefore the revenue for these services is recognized with the freight transaction price. The average transit time to complete a shipment is approximately 3 days. Invoices for transportation services are typically generated soon after shipment delivery and, while payment terms and conditions vary by customer, are generally due within 30 days after the invoice date.

The Consolidated Statements of Income reflect recognition of transportation revenues (including fuel surcharge revenues) and related direct costs over time as the shipment is being delivered. The Company uses distance shipped (for the Truckload segment) and transit time (for the Logistics segment) to measure progress and the amount of revenue recognized over time, as the customer simultaneously receives and consumes the benefit. Determining a measure of progress requires us to make judgments that affect the timing of revenue recognized. The Company has determined that the methods described provide a faithful depiction of the transfer of services to the customer.

For shipments where a third-party capacity provider (including independent contractors under contract with us) is utilized to provide some or all of the service, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, we report such revenues on a gross basis, that is, we recognize both revenues for the service we bill to the customer and rent and purchased transportation expense for transportation costs we pay to the third-party provider. Where we are the principal, we control the transportation service before it is provided to our customers, which is supported by us being primarily responsible for fulfilling the shipment obligation to the customer and having a level of discretion in establishing pricing with the customer.

During the first quarter of 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Other Revenues
Other revenues include revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. These revenues are generally recognized over time and accounted for 3% of our total revenue in first quarter 2018. Revenues from our driver training schools require us to make judgments regarding price concessions in determining the amount of revenue to recognize.

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At March 31, 2018 and December 31, 2017, the accounts receivable, net, balance was $302.0 million and $304.2 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services, and are transferred to receivables when the rights become unconditional. At March 31, 2018, the balance of contract assets was $8.1 million, and the balance was $7.8 million at January 1, 2018, after adopting ASC Topic 606. The Company has recognized contract assets within the other current assets financial statement caption on the balance sheet. These are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. At March 31, 2018 and December 31, 2017, the balance of contract liabilities was $3.3 million and $2.1 million, respectively. The amount of revenue recognized in first quarter 2018 that was included in the December 31, 2017 contract liability balance was $2.1 million. The Company has recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.

Performance Obligations
We have elected to apply the practical expedient in ASC Topic 606 to not disclose the value of remaining performance obligations for contracts with an original expected length of one year or less. Remaining performance obligations represent the transaction price allocated to future reporting periods for freight shipments started but not completed at the reporting date that we expect to recognize as revenue in the period subsequent to the reporting date; transit times generally average approximately 3 days.

(3) Credit Facilities
As of March 31, 2018, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of March 31, 2018, and December 31, 2017, our outstanding debt totaled $75.0 million. We had $75.0 million outstanding under the term commitment at a variable rate of 2.38% as of March 31, 2018, which is effectively fixed at 2.5% with an interest rate swap agreement. The $325.0 million of borrowing capacity under our credit facilities at March 31, 2018, is further reduced by $28.8 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At March 31, 2018, we were in compliance with these covenants.

At March 31, 2018, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2018	$—
2019	75,000
2020	—
2021	—
2022	—
Total	$75,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(4) Income Taxes
We accrued interest expense of $23 thousand and $55 thousand during the three-month periods ended March 31, 2018 and March 31, 2017, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at March 31, 2018 is $2.8 million. If recognized, $2.2 million of unrecognized tax benefits would impact our effective tax rate. Interest of $0.4 million has been reflected as a component of the total liability. We expect no significant increases or decreases for uncertain tax positions during the next twelve months.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017, and lowered the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Company recognized the provisional tax impact related to the revaluation of deferred income tax assets and liabilities in accordance with SEC Staff Accounting Bulletin No. 118 and included the amount in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from the provisional amount due to, among other things, additional analysis, change in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. During the three months ended March 31, 2018, we did not make any adjustments to the provisional amounts recorded as of December 31, 2017. The accounting is expected to be completed when the Company’s 2017 income tax returns are filed later in 2018.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2014 through 2017 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(5) Commitments and Contingencies
As of March 31, 2018, we have committed to property and equipment purchases of approximately $239.1 million.

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

Moreover, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold.

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (FLSA) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court has awarded $0.5 million to the plaintiffs for attorney fees and costs. As of March 31, 2018, we had accrued for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.

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

	Three Months Ended March 31,
	2018	2017
Net income	$27,807	$16,019
Weighted average common shares outstanding	72,435	72,191
Dilutive effect of stock-based awards	236	256
Shares used in computing diluted earnings per share	72,671	72,447
Basic earnings per share	$0.38	$0.22
Diluted earnings per share	$0.38	$0.22

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

(7) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of March 31, 2018, there were 7,087,326 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of March 31, 2018, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $12.5 million and is expected to be recognized over a weighted average period of 2.3 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options:
Pre-tax compensation expense	$—	$2
Tax benefit	—	1
Stock option expense, net of tax	$—	$1
Restricted awards:
Pre-tax compensation expense	$936	$633
Tax benefit	239	245
Restricted stock expense, net of tax	$697	$388
Performance awards:
Pre-tax compensation expense	$485	$283
Tax benefit	124	110
Performance award expense, net of tax	$361	$173

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

Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years, one day from the date of grant. The following table summarizes stock option activity for the three months ended March 31, 2018:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	33	$19.69
Granted	—	—
Exercised	(11)	20.56
Forfeited	—	—
Expired	—	—
Outstanding at end of period	22	19.24	1.81	$375
Exercisable at end of period	22	19.24	1.81	$375

We did not grant any stock options during the three-month periods ended March 31, 2018 and March 31, 2017. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $220 thousand and $307 thousand for the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to

60 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the three months ended March 31, 2018:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	273	$27.69
Granted	115	37.63
Vested	(17)	27.01
Forfeited	(2)	28.95
Nonvested at end of period	369	30.81

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

The total fair value of previously granted restricted awards vested during the three-month period ended March 31, 2018 was $620 thousand, and no restricted awards vested during the three-month period ended March 31, 2017. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.

Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the three months ended March 31, 2018:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	158	$27.20
Granted	84	37.48
Vested	(35)	27.07
Forfeited	—	—
Nonvested at end of period	207	31.39

The 2018 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2018 to December 31, 2019. Shares earned based on cumulative diluted earnings per share may be capped based on absolute total shareholder return during the three-year period ended December 31, 2020. The 2018 performance awards will vest in one installment on the third anniversary from the grant date.

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

The vesting date fair value of performance awards that vested during the three-month periods ended March 31, 2018 and March 31, 2017 was $1.3 million and $1.0 million, respectively. We withhold shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.

(8) Segment Information
We have two reportable segments – Truckload Transportation Services (“Truckload”) and Werner Logistics.

The Truckload segment consists of three operating units, Dedicated, One-Way Truckload and Temperature Controlled. These units are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. Dedicated provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload is comprised of the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States. Temperature Controlled provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Revenues for the Truckload segment include a small amount of non-trucking revenues which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues
Truckload Transportation Services	$431,556	$385,003
Werner Logistics	117,420	99,853
Other	13,259	16,110
Corporate	907	422
Subtotal	563,142	501,388
Inter-segment eliminations	(458)	(167)
Total	$562,684	$501,221

Operating Income
Truckload Transportation Services	$33,422	$23,466
Werner Logistics	2,757	3,049
Other	(386)	145
Corporate	(678)	(688)
Total	$35,115	$25,972

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
The MD&A should be read in conjunction with our 2017 Form 10-K.

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

Revenues for our Truckload segment operating units (Dedicated, One-Way Truckload and Temperature Controlled) are typically generated on a per-mile basis and also include revenues such as stop charges, loading and unloading charges, equipment detention charges and equipment repositioning charges. To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average percentage of empty miles (miles without trailer cargo), (iii) average trip length (in loaded miles) and (iv) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our Truckload segment also generates a small amount of revenues categorized as non-trucking revenues, which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2018 to first quarter 2017, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

	Three Months Ended (3ME) March 31,				Percentage Change in Dollar Amounts
	2018		2017		3ME
(Amounts in thousands)	$	%	$	%	%
Operating revenues	$562,684	100.0	$501,221	100.0	12.3%

Operating expenses:
Salaries, wages and benefits	182,794	32.5	160,839	32.1	13.7%
Fuel	59,032	10.5	45,156	9.0	30.7%
Supplies and maintenance	45,739	8.1	38,232	7.6	19.6%
Taxes and licenses	22,493	4.0	20,786	4.2	8.2%
Insurance and claims	21,158	3.8	19,840	4.0	6.6%
Depreciation	55,506	9.9	55,336	11.0	0.3%
Rent and purchased transportation	135,922	24.2	126,425	25.2	7.5%
Communications and utilities	4,107	0.7	4,072	0.8	0.9%
Other	818	0.1	4,563	0.9	(82.1)%
Total operating expenses	527,569	93.8	475,249	94.8	11.0%

Operating income	35,115	6.2	25,972	5.2	35.2%
Total other expense (income)	(205)	—	(85)	—	(141.2)%
Income before income taxes	35,320	6.2	26,057	5.2	35.5%
Income taxes	7,513	1.3	10,038	2.0	(25.2)%
Net income	$27,807	4.9	$16,019	3.2	73.6%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended March 31,
	2018		2017
Truckload Transportation Services (amounts in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$364,188		$330,489
Trucking fuel surcharge revenues	60,750		47,981
Non-trucking and other operating revenues	6,618		6,533
Operating revenues	431,556	100.0	385,003	100.0
Operating expenses	398,134	92.3	361,537	93.9
Operating income	$33,422	7.7	$23,466	6.1

	Three Months Ended March 31,
Truckload Transportation Services	2018	2017	% Change
Operating ratio, net of fuel surcharge revenues (1)	91.0%	93.0%
Average revenues per tractor per week (2)	$3,772	$3,531	6.8%
Average completed trip length in miles (loaded)	449	469	(4.3)%
Average percentage of empty miles (3)	12.56%	12.39%	1.4%
Average tractors in service	7,427	7,199	3.2%
Total trailers (at quarter end)	22,460	22,035
Total tractors (at quarter end):
Company	6,780	6,455
Independent contractor	605	725
Total tractors	7,385	7,180

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

	Three Months Ended March 31,
	2018		2017
Werner Logistics (amounts in thousands)	$	%	$	%
Operating revenues	$117,420	100.0	$99,853	100.0
Rent and purchased transportation expense	100,276	85.4	84,317	84.4
Gross margin	17,144	14.6	15,536	15.6
Other operating expenses	14,387	12.3	12,487	12.5
Operating income	$2,757	2.3	$3,049	3.1

	Three Months Ended March 31,
Werner Logistics	2018	2017	% Change
Average tractors in service	43	62	(30.6)%
Total trailers (at quarter end)	1,730	1,780	(2.8)%
Total tractors (at quarter end)	44	55	(20.0)%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Operating Revenues
Operating revenues increased 12.3% for the three months ended March 31, 2018, compared to the same period of the prior year. When comparing first quarter 2018 to first quarter 2017, Truckload segment revenues increased $46.6 million or 12.1%, and Werner Logistics revenues increased $17.6 million or 17.6%.

First quarter 2018 freight demand in our One-Way Truckload fleet was much stronger than normal for first quarter. Demand was consistently strong each month of first quarter 2018 and was broad-based geographically. Freight volumes in April 2018 continued to be much stronger than normal.

Trucking revenues, net of fuel surcharge, increased 10.2% in first quarter 2018 compared to first quarter 2017 due to a 6.8% increase in average revenues per tractor per week and a 3.2% increase in average tractors in service. Our average revenues per total mile, net of fuel surcharge, increased by 10.0% in first quarter 2018 compared to first quarter 2017 and average miles per truck decreased by 2.9%.

The average number of tractors in service in the Truckload segment increased 3.2% to 7,427 in first quarter 2018 from 7,199 in first quarter 2017. We ended first quarter 2018 with 7,385 trucks in the Truckload segment, a year-over-year increase of 205 trucks compared to the end of first quarter 2017, and a sequential decrease of 50 trucks compared to the end of fourth quarter 2017. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues increased 26.6% to $60.8 million in first quarter 2018 from $48.0 million in first quarter 2017 due to higher average fuel prices in the 2018 quarter. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its five operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. Werner Logistics also recorded revenue and brokered freight expense of $0.5 million in first quarter 2018 and $0.2 million in first quarter 2017 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. In first quarter 2018, Werner Logistics revenues increased $17.6 million or 17.6%, and operating income dollars decreased $0.3 million or 9.6%, compared to first quarter 2017. The Werner Logistics gross margin percentage in first quarter 2018 of 14.6% decreased from 15.6% in first quarter 2017. The Werner Logistics operating income percentage in first quarter 2018 of 2.3% declined from first quarter 2017 of 3.1%. Tighter carrier capacity in first quarter 2018 compared to first quarter 2017 resulted in higher purchased transportation costs for our predominantly contractual logistics business, causing the lower gross margin and operating income percentages.

In first quarter 2018, Werner Logistics achieved 36.3% revenue growth year over year in our truck brokerage solution, including transactional brokerage. Our freight management and international solutions had revenue growth, while intermodal had slightly lower revenues due to a planned comprehensive yield initiative that led to a volume decline. The Werner Logistics operating income percentage improved sequentially the last two quarters, from 1.3% in third quarter 2017 to 1.8% in fourth quarter 2017 to 2.3% in first quarter 2018. We continue to see strong customer acceptance of the value of the Werner Logistics portfolio of service offerings, particularly as the market strengthens and shippers tend to consolidate their logistics business with the stability of larger asset-backed logistics providers. Achieving contractual rate increases in 2018 to recoup rising costs of third-party capacity is a focus for Werner Logistics.

We generate other revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. On January 1, 2018, we adopted the new revenue recognition accounting standard using the modified retrospective transition method, under which comparative information is not required to be restated. Under the new standard, we recorded a $3.1 million reduction of revenues related to our driver training schools that would have been reported as bad debt expense prior to the new standard, with no impact to operating income.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.8% for the three months ended March 31, 2018, compared to 94.8% for the three months ended March 31, 2017. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 17 and 18 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.

Our trucks and drivers experienced more severe weather than normal in first quarter 2018 that was caused by multiple winter storms and colder temperatures in the Eastern and Midwest regions of the U.S. compared to a relatively mild winter in first quarter 2017. We estimate the more challenging weather conditions reduced earnings by three cents per diluted share in first quarter 2018 compared to first quarter 2017. This included cost increases for higher insurance and claims due to an increase in event frequency and severity; higher equipment maintenance costs for towing, road calls, jump starts and other weather-related maintenance; more workers’ compensation claims related to weather incidents; higher fuel costs due to increased truck idling; and reduced revenue due to temporary closures of our driver training schools for severe weather.

Salaries, wages and benefits increased $22.0 million or 13.7% in first quarter 2018 compared to first quarter 2017 and increased 0.4% as a percentage of operating revenues to 32.5%. The higher dollar amount of salaries, wages and benefits expense in the 2018 first quarter was due primarily to approximately 5 million more company truck miles, higher driver and student pay rates, higher non-driver pay, and increases in higher-cost medical claims, prescription drugs and other health insurance costs. When evaluated on a per-mile basis, driver salaries, wages and benefits also increased, which we primarily attribute to higher driver pay in first quarter 2018 compared to first quarter 2017. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 18.4%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2018. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premium rate for the policy year beginning April 2018 is 10% lower than the rate for the previous policy year.

The driver recruiting market is increasingly challenging. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, a low national unemployment rate, aging truck driver demographics and increased truck safety regulations including the regulation changes for electronic logging devices. We continue to take significant actions to strengthen our driver recruiting and retention to make Werner a preferred choice for the best drivers, including raising driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety and training features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. These efforts continue to have positive results on our driver turnover with our first quarter 2018 driver turnover percentage being one of the lowest in the last 20 years. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased $13.9 million or 30.7% in first quarter 2018 compared to first quarter 2017 and increased 1.5% as a percentage of operating revenues due to higher average diesel fuel prices, increased company truck miles and increased truck idling in the more severe weather conditions of first quarter 2018. Average diesel fuel prices were 39 cents per gallon higher in first quarter 2018 than in first quarter 2017 and were 8 cents per gallon higher than in fourth quarter 2017. The increase was partially offset by slightly improved miles per gallon (“mpg”).

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

For April 2018, the average diesel fuel price per gallon was approximately 48 cents higher than the average diesel fuel price per gallon in April 2017 and approximately 58 cents higher than in second quarter 2017.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance increased $7.5 million or 19.6% in first quarter 2018 compared to first quarter 2017 and increased 0.5% as a percentage of operating revenues due primarily to higher company truck miles driven in first quarter 2018 compared to first quarter 2017, and higher equipment maintenance costs for towing, road calls, jump starts and other weather-related maintenance due to the more severe winter weather conditions in the 2018 quarter.

Insurance and claims increased $1.3 million or 6.6% in first quarter 2018 compared to first quarter 2017 and decreased 0.2% as a percentage of operating revenues. The more severe winter weather conditions in first quarter 2018 resulted in higher insurance and claims due to an increase in event frequency and severity. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

We renewed our liability insurance policies on August 1, 2017 and assumed additional risk exposure by increasing our self-insured retention and deductible levels. Effective on August 1, 2017, we are responsible for the first $3.0 million per claim with an annual $6.0 million aggregate for claims between $3.0 million and $5.0 million. We also have an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million. As a result, we are responsible for the first $10.0 million per claim, until we meet the $6.0 million aggregate for claims between $3.0 million and $5.0 million. For the policy year that ended July 31, 2017, we were responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims between $5.0 million and $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. As a result of the higher self-insured retention and deductible amounts under the new policies, our liability insurance premiums for the policy year that began August 1, 2017 are about $3.7 million lower than premiums for the previous policy year.

Depreciation expense increased $0.2 million or 0.3% in first quarter 2018 compared to first quarter 2017 and decreased 1.1% as a percentage of operating revenues. The higher cost of new equipment, larger company truck fleet size, and information technology and communications infrastructure upgrades resulted in higher depreciation expense in first quarter 2018. In first quarter 2017, we recognized higher expense from reducing the estimated life of certain trucks in fourth quarter 2016 to more rapidly depreciate the trucks to their residual values. This change resulted in additional depreciation expense in first quarter 2017 of $2.6 million but had no effect on first quarter 2018 as the trucks were sold in 2017.

We are continuing to invest in newer trucks and trailers in 2018 to improve our driver experience, raise operational efficiency and more effectively manage our maintenance, safety and fuel costs. The average age of our truck fleet remains low by industry standards and was 1.9 years as of March 31, 2018.

Rent and purchased transportation expense increased $9.5 million or 7.5% in first quarter 2018 compared to first quarter 2017 and decreased 1.0% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $16.0 million, and as a percentage of Werner Logistics revenues increased to 85.4% in first quarter 2018 from 84.4% in first quarter 2017. Tighter industry-wide carrier capacity in first quarter 2018 compared to first quarter 2017 resulted in higher purchased transportation costs for our predominantly contractual logistics business causing the lower gross margin percentage.

Rent and purchased transportation expense for the Truckload segment decreased $6.3 million in first quarter 2018 compared to first quarter 2017. This decrease is due primarily to lower payments to independent contractors during first quarter 2018 compared to first quarter 2017 resulting from a 19.3% decrease in independent contractor miles, or approximately 5 million fewer miles, driven in first quarter 2017. This decrease was partially offset by higher average fuel reimbursement per mile in the 2018 quarter. Independent contractor miles as a percentage of total miles were 10.5% in first quarter 2018 compared to 13.0% in first quarter 2017. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Other operating expenses decreased $3.7 million in first quarter 2018 compared to first quarter 2017 and decreased 0.8% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $2.7 million in first quarter 2018 compared to $1.4 million in first quarter 2017. In first quarter 2018, we sold slightly more trucks and fewer trailers than in first quarter 2017. We realized higher average gains per truck and higher average gains per trailer in first quarter 2018 compared to first quarter 2017. The used truck pricing market remained difficult in first quarter 2018 but is beginning to show signs of improvement. Other operating expenses, primarily provision for doubtful accounts related to the driver training schools and professional and consulting fees, declined by $2.4 million in first quarter 2018 compared to first quarter 2017. Under the new revenue recognition accounting standard effective January 1, 2018, we recorded a $3.1 million reduction of revenues related to our driver training schools that would have been reported as bad debt expense prior to the new standard.

Other Expense (Income)
Other expense (income) decreased $0.1 million and remained flat as a percentage of operating revenues in first quarter 2018 compared to first quarter 2017. Interest expense decreased in first quarter 2018 when compared to first quarter 2017 due to lower average outstanding debt in the 2018 quarter. This decrease in interest expense was partially offset by lower interest income due primarily to lower average outstanding notes receivable.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 21.3% in first quarter 2018 and 38.5% in first quarter 2017. The 21.3% income tax rate in first quarter 2018 is attributed primarily to the 14% lower federal income tax rate related to the enactment of the Tax Cuts and Jobs Act of 2017 and the benefit of discrete federal and state income tax items. We expect our effective income tax rate to be in the range of 25% to 26% going forward.

Liquidity and Capital Resources:
During the three months ended March 31, 2018, we generated cash flow from operations of $99.9 million, a 16% or $13.9 million increase in cash flows compared to the same three-month period a year ago. The increase in net cash provided by operating activities resulted primarily from higher net income and cash flows related to increased accounts payable, partially offset by a decrease in cash flows from accounts receivable. We were able to make net capital expenditures and pay dividends with the net cash provided by operating activities and existing cash balances.

Net cash used in investing activities increased to $49.6 million for the three-month period ended March 31, 2018 from $7.4 million for the three-month period ended March 31, 2017. Net property additions (primarily revenue equipment) were $55.5 million for the three-month period ended March 31, 2018, compared to $14.6 million during the same period of 2017. As of March 31, 2018, we were committed to property and equipment purchases of approximately $239.1 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2018 to be in the range of $300 million to $350 million, compared to net capital expenditures in 2017 of $198.8 million. The 2018 range allows for increased investment in our tractor and trailer fleet as a result of the changes to federal income tax laws. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary.

Net financing activities used $27.0 million during the three months ended March 31, 2018, and used $54.1 million during the same period in 2017. We did not borrow or repay debt during the three months ended March 31, 2018, but we had financing outflows of $21.5 million related to the change in net checks issued in excess of cash balances. In the same 2017 period, we had debt repayments of $50.0 million. Our outstanding debt at March 31, 2018 was $75.0 million. We paid dividends of $5.1 million in the three-month period ended March 31, 2018 and $4.3 million in the period ended March 31, 2017. We increased our quarterly dividend rate by $0.01 per share, or 17%, beginning with the quarterly dividend paid in July 2017. We did not repurchase any shares of common stock during the three months ended March 31, 2018 or 2017. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of March 31, 2018, the Company had purchased 3,287,291 shares pursuant to our current Board of Directors repurchase authorization and had 4,712,709 shares remaining available for repurchase.

Management believes our financial position at March 31, 2018 is strong. As of March 31, 2018, we had $38.8 million of cash and cash equivalents and over $1.2 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of March 31, 2018, we had a total of $325.0 million of credit pursuant to three credit facilities (see Note 3 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q), of which we had borrowed $75.0 million. The remaining $250.0 million of credit available under these facilities at March 31, 2018 is reduced by the $28.8 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
Item 7 of Part II of our 2017 Form 10-K includes our disclosure of contractual obligations and commercial commitments as of December 31, 2017. There were no significant changes in the nature of these items during the three months ended March 31, 2018. See the Notes to Consolidated Financial Statements (Unaudited) under Item I of Part I of this Form 10-Q.

Regulations:

Item 1 of Part I of our 2017 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. There have been no material changes in the status of these proposed regulations previously disclosed in the 2017 Form 10-K.

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

Information regarding our Critical Accounting Policies and Estimates can be found in our 2017 Form 10-K. The most critical accounting policies and estimates that require us to make significant judgments and estimates and affect our financial statements include the following:

•	Depreciation and impairment of tractors and trailers.

•	Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation.

•	Accounting for income taxes.

There have been no material changes to these critical accounting policies and estimates from those discussed in our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of March 31, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $2.3 million for first quarter 2018 and $2.4 million for first quarter 2017. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75 million of debt outstanding at March 31, 2018, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement to reduce our exposure to interest rate increases. Interest rates on our unused credit facilities are based on the LIBOR (see Contractual Obligations and Commercial Commitments). Increases in interest rates could impact our annual interest expense on future borrowings.

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

Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of March 31, 2018, the Company had purchased 3,287,291 shares pursuant to this authorization and had 4,712,709 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during the first quarter 2018 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 10, 2016

10.1	Named Executive Officer Compensation	Item 5.02 of the Company’s Current Report on Form 8-K dated February 7, 2018

10.2	Werner Enterprises, Inc. Amended and Restated Equity Plan	Filed herewith

11	Statement Re: Computation of Per Share Earnings	See Note 6 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 3, 2018	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 3, 2018	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary