Form 10-Q
period 2018-06-30
WERNER ENTERPRISES INC
filed 2018-08-03
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, 71,636,735 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and six-month periods ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2017 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
	(Unaudited)
Operating revenues	$619,130	$519,508	$1,181,814	$1,020,729
Operating expenses:
Salaries, wages and benefits	196,115	169,543	378,909	330,382
Fuel	65,665	45,129	124,697	90,285
Supplies and maintenance	45,681	40,058	91,420	78,290
Taxes and licenses	22,651	21,638	45,144	42,424
Insurance and claims	30,689	19,827	51,847	39,667
Depreciation	56,551	53,705	112,057	109,041
Rent and purchased transportation	151,433	124,634	287,355	251,059
Communications and utilities	3,928	3,887	8,035	7,959
Other	(4,366)	4,174	(3,548)	8,737
Total operating expenses	568,347	482,595	1,095,916	957,844
Operating income	50,783	36,913	85,898	62,885
Other expense (income):
Interest expense	490	624	972	1,400
Interest income	(693)	(876)	(1,433)	(1,790)
Other	78	152	131	205
Total other income	(125)	(100)	(330)	(185)
Income before income taxes	50,908	37,013	86,228	63,070
Income taxes	12,644	13,794	20,157	23,832
Net income	$38,264	$23,219	$66,071	$39,238
Earnings per share:
Basic	$0.53	$0.32	$0.91	$0.54
Diluted	$0.53	$0.32	$0.91	$0.54
Dividends declared per share	$0.090	$0.070	$0.160	$0.130
Weighted-average common shares outstanding:
Basic	72,144	72,227	72,289	72,209
Diluted	72,376	72,492	72,522	72,469
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
	(Unaudited)
Net income	$38,264	$23,219	$66,071	$39,238
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,537)	1,385	(212)	3,832
Change in fair value of interest rate swap	94	20	372	234
Other comprehensive income (loss)	(2,443)	1,405	160	4,066
Comprehensive income	$35,821	$24,624	$66,231	$43,304
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,924	$13,626
Accounts receivable, trade, less allowance of $8,548 and $8,250, respectively	333,134	304,174
Other receivables	19,784	26,491
Inventories and supplies	11,596	11,694
Prepaid taxes, licenses and permits	7,698	15,972
Other current assets	31,831	28,272
Total current assets	413,967	400,229
Property and equipment	2,187,896	2,114,337
Less – accumulated depreciation	773,280	767,474
Property and equipment, net	1,414,616	1,346,863
Other non-current assets	142,671	60,899
Total assets	$1,971,254	$1,807,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$13,697	$21,539
Accounts payable	91,916	73,802
Insurance and claims accruals	64,978	79,674
Accrued payroll	35,995	32,520
Other current liabilities	21,631	24,642
Total current liabilities	228,217	232,177
Long-term debt, net of current portion	95,000	75,000
Other long-term liabilities	11,945	12,575
Insurance and claims accruals, net of current portion	202,039	108,270
Deferred income taxes	212,492	195,187
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 71,831,485 and 72,409,222 shares outstanding, respectively	805	805
Paid-in capital	104,799	102,563
Retained earnings	1,324,416	1,267,871
Accumulated other comprehensive loss	(15,675)	(15,835)
Treasury stock, at cost; 8,702,051 and 8,124,314 shares, respectively	(192,784)	(170,622)
Total stockholders’ equity	1,221,561	1,184,782
Total liabilities and stockholders’ equity	$1,971,254	$1,807,991
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$66,071	$39,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112,057	109,041
Deferred income taxes	16,269	6,252
Gain on disposal of property and equipment	(11,346)	(3,854)
Non-cash equity compensation	3,389	2,031
Insurance and claims accruals, net of current portion	14,081	(3,265)
Other	(2,795)	(8,206)
Changes in certain working capital items:
Accounts receivable, net	(28,960)	10,970
Other current assets	3,791	24,209
Accounts payable	10,745	1,759
Other current liabilities	(851)	318
Net cash provided by operating activities	182,451	178,493
Cash flows from investing activities:
Additions to property and equipment	(256,202)	(126,051)
Proceeds from sales of property and equipment	81,367	60,076
Issuance of notes receivable	(3,300)	—
Decrease in notes receivable	11,727	11,490
Net cash used in investing activities	(166,408)	(54,485)
Cash flows from financing activities:
Repayments of short-term debt	—	(45,000)
Repayments of long-term debt	—	(60,000)
Proceeds from issuance of long-term debt	20,000	—
Change in net checks issued in excess of cash balances	(7,842)	—
Dividends on common stock	(10,140)	(8,663)
Repurchases of common stock	(22,884)	—
Tax withholding related to net share settlements of restricted stock awards	(679)	(360)
Stock options exercised	248	988
Net cash used in financing activities	(21,297)	(113,035)
Effect of exchange rate fluctuations on cash	47	707
Net increase in cash, cash equivalents and restricted cash	(5,207)	11,680
Cash, cash equivalents and restricted cash, beginning of period	15,131	17,477
Cash, cash equivalents and restricted cash, end of period(1)	$9,924	$29,157
Supplemental disclosures of cash flow information:
Interest paid	$972	$1,512
Income taxes paid	5,463	4,468
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$3,816	$2,599
Change in fair value of interest rate swap	372	234
Property and equipment acquired included in accounts payable	7,697	4,214
Property and equipment disposed included in other receivables	265	103

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Condensed Balance Sheets
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,924	$22,610
Restricted cash included in Other current assets	—	6,547
Total cash, cash equivalents and restricted cash	$9,924	$29,157
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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The Company adopted ASU No. 2016-18 as of January 1, 2018, using the required retrospective adoption method. The adoption of this standard impacted the consolidated statements of cash flows by increasing beginning and ending cash to include the restricted balance of our like-kind exchange account and removing from operating activities the change in such balance, which resulted in a $6.0 million increase to cash flow from operations for the six months ended June 30, 2017.

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

Accounting Standards Updates Not Yet Effective
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The provisions of this update and additional guidance in subsequent ASUs are effective for fiscal years beginning after December 15, 2018. We are evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial position, results of operations and cash flows.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The provisions of this update are effective for fiscal years beginning after December 15, 2018. We are evaluating the impact of adopting ASU No. 2018-02 on our financial position, results of operations and cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” with the objective of simplifying several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The provisions of this update are effective for fiscal years beginning after December 15, 2018. Although we are evaluating the impact of adopting ASU No. 2018-07 on our financial position, results of operations and cash flows, we currently do not expect a material effect upon adoption because we do not have any nonemployee share-based payment transactions.

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

We recorded a $2.0 million net increase to the opening balance of retained earnings as of January 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in accounting for shipments in transit as of December 31, 2017. ASC Topic 606 requires us to recognize revenue and related direct costs over time as the shipment is being delivered. Prior to adopting the new guidance, we recognized revenue and related direct costs when the shipment was delivered.

Under the modified retrospective method of adoption, we are required to disclose the impact to our financial statements had we continued to follow our accounting policies under the previous revenue recognition guidance. Had we continued to recognize revenues and direct costs upon delivery, our operating revenues and operating expenses for the three months ended June 30, 2018 would have been been lower by approximately $0.7 million and $0.3 million, respectively, and for the six months ended June 30, 2018 would have been lower by approximately $1.0 million and $0.4 million, respectively. Additionally, under ASC Topic 606, we recorded a $3.9 million and $7.1 million reduction of revenues for the three and six months ended June 30, 2018, respectively, related to our driver training schools that would have been reported as bad debt expense prior to the new standard.

Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Truckload Transportation Services	$470,277	$403,502	$901,833	$788,505
Werner Logistics	134,012	100,804	251,432	200,657
Inter-segment eliminations	(212)	(449)	(670)	(616)
Transportation services	604,077	503,857	1,152,595	988,546
Other revenues	15,053	15,651	29,219	32,183
Total revenues	$619,130	$519,508	$1,181,814	$1,020,729

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$540,284	$452,361	$1,028,305	$887,056
Mexico	59,741	51,077	116,151	101,316
Other	19,105	16,070	37,358	32,357
Total revenues	$619,130	$519,508	$1,181,814	$1,020,729

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

During the first half of 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Other Revenues
Other revenues include revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. These revenues are generally recognized over time and accounted for 2% of our total revenue in the first half of 2018. Revenues from our driver training schools require us to make judgments regarding price concessions in determining the amount of revenue to recognize.

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At June 30, 2018 and December 31, 2017, the accounts receivable, net, balance was $333.1 million and $304.2 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services, and are transferred to receivables when the rights become unconditional. At June 30, 2018, the balance of contract assets was $8.8 million, and the balance was $7.8 million at January 1, 2018, after adopting ASC Topic 606. The Company has recognized contract assets within the other current assets financial statement caption on the balance sheet. These are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. At June 30, 2018 and December 31, 2017, the balance of contract liabilities was $2.4 million and $2.1 million, respectively. The amount of revenue recognized in the first half of 2018 that was included in the December 31, 2017 contract liability balance was $2.1 million. The Company has recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These are considered current liabilities as they will be settled in less than 12 months.

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

(3) Credit Facilities
As of June 30, 2018, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of June 30, 2018, and December 31, 2017, our outstanding debt totaled $95.0 million and $75.0 million, respectively. We had $75.0 million outstanding under the term commitment at a variable rate of 2.67% as of June 30, 2018, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $20.0 million outstanding under the credit facilities at a weighted average interest rate of 2.70%. The $325.0 million of borrowing capacity under our credit facilities at June 30, 2018, is further reduced by $28.8 million in stand-by letters of credit under which we are obligated. Subsequent to the end of the quarter, in July 2018, we borrowed an additional $20.0 million. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At June 30, 2018, we were in compliance with these covenants.

At June 30, 2018, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2018	$—
2019	75,000
2020	20,000
2021	—
2022	—
Total	$95,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(4) Income Taxes
We accrued interest expense of $30 thousand and $48 thousand during the three-month periods ended June 30, 2018 and June 30, 2017, respectively, and $53 thousand and $103 thousand during the six-month periods ended June 30, 2018 and June 30, 2017, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at June 30, 2018, is $2.6 million. If recognized, $2.1 million of unrecognized tax benefits would impact our effective tax rate. Interest of $0.4 million has been reflected as a component of the total liability. We expect no significant increases or decreases for uncertain tax positions during the next twelve months.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017, and lowered the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Company recognized the provisional tax impact related to the revaluation of deferred income tax assets and liabilities in accordance with SEC Staff Accounting Bulletin No. 118 and included the amount in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from the provisional amount due to, among other things, additional analysis, change in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. During the three and six months ended June 30, 2018, we did not make any adjustments to the provisional amounts recorded as of December 31, 2017. The accounting is expected to be completed when the Company’s 2017 income tax returns are filed later in 2018.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2014 through 2017 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(5) Commitments and Contingencies
As of June 30, 2018, we have committed to property and equipment purchases of approximately $236.8 million.

We are involved in certain claims and pending litigation, including those described herein, arising in the ordinary course of business. The majority of these claims relate to bodily injury, property damage, cargo and workers’ compensation incurred in the transportation of freight, as well as certain class action litigation related to personnel and employment matters. We accrue for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the knowledge of the facts, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our consolidated financial statements. Moreover, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold.

On May 17, 2018, in Harris County District Court in Houston, Texas, a jury rendered an adverse verdict against Werner Enterprises, Inc. (the “Company”) in a lawsuit arising from an accident between a Werner tractor-trailer and a passenger vehicle. The accident happened on December 30, 2014, near Odessa, Texas. A Werner driver was westbound on Interstate 20. A pickup truck, driven by Zaragoza Salinas, was eastbound on Interstate 20. The Salinas pickup lost control in the eastbound lanes, traveled into and through the grassy interstate median, and directly into the path of the Werner unit. The pickup had spun prior to impact, so that the bed of the pickup first struck the front of the Werner tractor.

As a result of the accident, four passengers in the pickup sustained varying injuries. Tragically, a 7 year-old boy died, and his 12 year-old sister suffered catastrophic brain injuries. The children’s mother and their 14 year-old brother were also injured.

Werner’s driver did not receive a citation, and the investigating officers placed no blame on the Werner driver. The Werner driver was traveling well below the posted speed limit, did not lose control of his tractor-trailer, and even brought the unit to a controlled stop after the impact.

Despite these facts, the jury awarded a gross verdict of approximately $89.7 million to the family. The jury did not award any punitive damages. The jury verdict form contained varying answers regarding apportionment of fault to Mr. Salinas, Werner, and Werner’s driver. On July 30, 2018, the court entered the final judgment, with Werner liable for the entire $89.7 million verdict.

The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company accrued $11.3 million of pre-tax insurance and claims expense (including interest of $1.3 million) in its financial statements during second quarter 2018. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict awarded to the family, and as such, the Company has recorded a $79.7 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the unaudited consolidated condensed balance sheets as of June 30, 2018, and such amounts are treated as non-cash operating activites in the unaudited consolidated statement of cash flows for the six months ended June 30, 2018.

The Company will be pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (FLSA) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court has awarded $0.5 million to the plaintiffs for attorney fees and costs. As of June 30, 2018, we had accrued for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter. Plaintiffs have appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$38,264	$23,219	$66,071	$39,238
Weighted average common shares outstanding	72,144	72,227	72,289	72,209
Dilutive effect of stock-based awards	232	265	233	260
Shares used in computing diluted earnings per share	72,376	72,492	72,522	72,469
Basic earnings per share	$0.53	$0.32	$0.91	$0.54
Diluted earnings per share	$0.53	$0.32	$0.91	$0.54

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

(7) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of June 30, 2018, there were 7,081,217 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of June 30, 2018, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $12.0 million and is expected to be recognized over a weighted average period of 2.2 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options:
Pre-tax compensation expense	$—	$1	$—	$3
Tax benefit	—	—	—	1
Stock option expense, net of tax	$—	$1	$—	$2
Restricted awards:
Pre-tax compensation expense	$1,127	$866	$2,063	$1,499
Tax benefit	287	340	526	585
Restricted stock expense, net of tax	$840	$526	$1,537	$914
Performance awards:
Pre-tax compensation expense	$842	$306	$1,327	$589
Tax benefit	214	120	338	230
Performance award expense, net of tax	$628	$186	$989	$359

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

Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years, one day from the date of grant. The following table summarizes stock option activity for the six months ended June 30, 2018:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	33	$19.69
Granted	—	—
Exercised	(12)	20.68
Forfeited	—	—
Expired	—	—
Outstanding at end of period	21	19.12	1.49	$385
Exercisable at end of period	21	19.12	1.49	$385

We did not grant any stock options during the six-month periods ended June 30, 2018 and June 30, 2017. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $235 thousand and $636 thousand for the six-month periods ended June 30, 2018 and June 30, 2017, respectively.

Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 60 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the six months ended June 30, 2018:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	273	$27.69
Granted	124	37.43
Vested	(21)	26.74
Forfeited	(4)	28.72
Nonvested at end of period	372	30.98

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

The total fair value of previously granted restricted awards vested during the six-month period ended June 30, 2018 was $778 thousand, and for the six-month period ended June 30, 2017 was $107 thousand. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.

Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the six months ended June 30, 2018:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	158	$27.20
Granted	84	37.48
Vested	(35)	27.07
Forfeited	—	—
Nonvested at end of period	207	30.31

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

The vesting date fair value of performance awards that vested during the six-month periods ended June 30, 2018 and June 30, 2017 was $1.3 million and $1.0 million, respectively. We withhold shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Truckload Transportation Services	$470,277	$403,502	$901,833	$788,505
Werner Logistics	134,012	100,804	251,432	200,657
Other	14,422	15,127	27,681	31,237
Corporate	631	524	1,538	946
Subtotal	619,342	519,957	1,182,484	1,021,345
Inter-segment eliminations	(212)	(449)	(670)	(616)
Total	$619,130	$519,508	$1,181,814	$1,020,729

Operating Income
Truckload Transportation Services	$43,432	$36,036	$76,854	$59,502
Werner Logistics	5,602	2,285	8,359	5,334
Other	243	(541)	(143)	(396)
Corporate	1,506	(867)	828	(1,555)
Total	$50,783	$36,913	$85,898	$62,885

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for second quarter 2018 to second quarter 2017, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

	Three Months Ended (3ME) June 30,				Six Months Ended (6ME) June 30,				Percentage Change in Dollar Amounts
	2018		2017		2018		2017		3ME	6ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$619,130	100.0%	$519,508	100.0%	$1,181,814	100.0%	$1,020,729	100.0%	19.2%	15.8%

Operating expenses:
Salaries, wages and benefits	196,115	31.7%	169,543	32.6%	378,909	32.1%	330,382	32.3%	15.7%	14.7%
Fuel	65,665	10.6%	45,129	8.7%	124,697	10.5%	90,285	8.8%	45.5%	38.1%
Supplies and maintenance	45,681	7.4%	40,058	7.7%	91,420	7.7%	78,290	7.7%	14.0%	16.8%
Taxes and licenses	22,651	3.7%	21,638	4.2%	45,144	3.8%	42,424	4.2%	4.7%	6.4%
Insurance and claims	30,689	4.9%	19,827	3.8%	51,847	4.4%	39,667	3.9%	54.8%	30.7%
Depreciation	56,551	9.1%	53,705	10.3%	112,057	9.5%	109,041	10.7%	5.3%	2.8%
Rent and purchased transportation	151,433	24.5%	124,634	24.0%	287,355	24.3%	251,059	24.6%	21.5%	14.5%
Communications and utilities	3,928	0.6%	3,887	0.8%	8,035	0.7%	7,959	0.8%	1.1%	1.0%
Other	(4,366)	(0.7)%	4,174	0.8%	(3,548)	(0.3)%	8,737	0.8%	(204.6)%	(140.6)%
Total operating expenses	568,347	91.8%	482,595	92.9%	1,095,916	92.7%	957,844	93.8%	17.8%	14.4%

Operating income	50,783	8.2%	36,913	7.1%	85,898	7.3%	62,885	6.2%	37.6%	36.6%
Total other expense (income)	(125)	—%	(100)	—%	(330)	—%	(185)	—%	(25.0)%	(78.4)%
Income before income taxes	50,908	8.2%	37,013	7.1%	86,228	7.3%	63,070	6.2%	37.5%	36.7%
Income taxes	12,644	2.0%	13,794	2.6%	20,157	1.7%	23,832	2.4%	(8.3)%	(15.4)%
Net income	$38,264	6.2%	$23,219	4.5%	66,071	5.6%	$39,238	3.8%	64.8%	68.4%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$395,094		$347,433		759,282		677,922
Trucking fuel surcharge revenues	68,042		49,496		128,792		97,477
Non-trucking and other operating revenues	7,141		6,573		13,759		13,106
Operating revenues	470,277	100.0	403,502	100.0	901,833	100.0	788,505	100.0
Operating expenses	426,845	90.8	367,466	91.1	824,979	91.5	729,003	92.5
Operating income	$43,432	9.2	$36,036	8.9	76,854	8.5	59,502	7.5

	Three Months Ended June 30,			Six Months Ended June 30,
Truckload Transportation Services	2018	2017	% Change	2018	2017	% Change
Operating ratio, net of fuel surcharge revenues (1)	89.2%	89.8%		90.1%	91.4%
Average revenues per tractor per week (2)	$4,027	$3,676	9.5%	$3,900	$3,604	8.2%
Average completed trip length in miles (loaded)	447	470	(4.9)%	448	469	(4.5)%
Average percentage of empty miles (3)	12.36%	12.30%	0.5%	12.46%	12.34%	1.0%
Average tractors in service	7,548	7,270	3.8%	7,488	7,235	3.5%
Total trailers (at quarter end)	22,870	22,020		22,870	22,020
Total tractors (at quarter end):
Company	7,075	6,615		7,075	6,615
Independent contractor	625	700		625	700
Total tractors	7,700	7,315		7,700	7,315

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Werner Logistics (amounts in thousands)	$	%	$	%	$	%	$	$
Operating revenues	$134,012	100.0	$100,804	100.0	$251,432	100.0	$200,657	100.0
Rent and purchased transportation expense	112,918	84.3	85,453	84.8	213,194	84.8	169,770	84.6
Gross margin	21,094	15.7	15,351	15.2	38,238	15.2	30,887	15.4
Other operating expenses	15,492	11.5	13,066	12.9	29,879	11.9	25,553	12.7
Operating income	$5,602	4.2	$2,285	2.3	8,359	3.3	5,334	2.7

	Three Months Ended June 30,			Six Months Ended June 30,
Werner Logistics	2018	2017	% Change	2018	2017	% Change
Average tractors in service	40	48	(16.7)%	42	55	(23.6)%
Total trailers (at quarter end)	1,620	1,840	(12.0)%	1,620	1,840	(12.0)%
Total tractors (at quarter end)	43	48	(10.4)%	43	48	(10.4)%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Operating Revenues
Operating revenues increased 19.2% for the three months ended June 30, 2018, compared to the same period of the prior year. When comparing second quarter 2018 to second quarter 2017, Truckload segment revenues increased $66.8 million or 16.5%, and Werner Logistics revenues increased $33.2 million or 32.9%.

Second quarter 2018 freight demand in our One-Way Truckload fleet was much stronger than normal. Demand was consistently strong each month of second quarter 2018 and was broad-based geographically. Freight volumes in July 2018 continued to be strong, one of the top two months of July in the last 10 years.

Trucking revenues, net of fuel surcharge, increased 13.7% in second quarter 2018 compared to second quarter 2017 due to a 9.5% increase in average revenues per tractor per week and a 3.8% increase in average tractors in service. Our average revenues per total mile, net of fuel surcharge, increased by 13.3% in second quarter 2018 compared to second quarter 2017 and average miles per truck decreased by 3.3%. The increase in average revenues per total mile was due primarily to higher contractual rates, more freight choices with higher rates, support for customer surge business, lane mix changes with higher rates and growth in our Dedicated business. We currently expect average revenues per total mile to increase between 9% and 12% for the full year 2018 compared to 2017. The growth in our Dedicated fleet of 565 trucks year over year is responsible for the decrease in average miles per truck as this business typically has shorter miles per trip at a higher rate per mile. Changing industry dynamics are occurring as customers shift freight away from one-way fleets to shorter length of haul dedicated fleets, which result in the need for more trucks to haul the same amount of freight. Our total miles increased 0.4% in second quarter 2018 compared to second quarter 2017, despite a 3.8% growth in average trucks in service.

The average number of tractors in service in the Truckload segment increased 3.8% to 7,548 in second quarter 2018 from 7,270 in second quarter 2017. We ended second quarter 2018 with 7,700 trucks in the Truckload segment, a year-over-year increase of 385 trucks compared to the end of second quarter 2017, and a sequential increase of 315 trucks compared to the end of first quarter 2018. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues increased 37.5% to $68.0 million in second quarter 2018 from $49.5 million in second quarter 2017 due to higher average fuel prices in the 2018 quarter. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its five operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. Werner Logistics also recorded revenue and brokered freight expense of $0.2 million in second quarter 2018 and $0.4 million in second quarter 2017 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. In second quarter 2018, Werner Logistics revenues increased $33.2 million or 32.9%, and operating income dollars increased $3.3 million or 145.2%, compared to second quarter 2017. The Werner Logistics gross margin percentage in second quarter 2018 of 15.7% increased from 15.2% in second quarter 2017. The Werner Logistics operating income percentage in second quarter 2018 of 4.2% increased from second quarter 2017 of 2.3%.

In second quarter 2018, all of the Werner Logistics service offerings achieved revenue growth year over year, with the largest being 51% in our truck brokerage solution which is also our largest offering in terms of total revenues. The Werner Logistics operating income percentage improved sequentially the last four quarters, from 1.3% in third quarter 2017 to 1.8% in fourth quarter 2017 to 2.3% in first quarter 2018 to 4.2% in second quarter 2018. We continue to see strong customer acceptance of the value of the Werner Logistics portfolio of service offerings, particularly as the market strengthens and shippers tend to consolidate their logistics business with the stability of larger asset-backed logistics providers.

We generate other revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. On January 1, 2018, we adopted the new revenue recognition accounting standard using the modified retrospective transition method, under which comparative information is not required to be restated. Under the new standard, we recorded a $3.9 million reduction of revenues in second quarter 2018 related to our driver training schools that would have been reported as bad debt expense prior to the new standard, with no impact to operating income.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.8% for the three months ended June 30, 2018, compared to 92.9% for the three months ended June 30, 2017. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 18 and 19 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.

Salaries, wages and benefits increased $26.6 million or 15.7% in second quarter 2018 compared to second quarter 2017 and decreased 0.9% as a percentage of operating revenues to 31.7%. The higher dollar amount of salaries, wages and benefits expense in the 2018 second quarter was due primarily to higher driver and student pay rates, approximately 5 million more company truck miles, and higher non-driver pay, all of which also resulted in a higher amount of payroll taxes and other payroll-related fringe benefits. When evaluated on a per-mile basis, driver salaries, wages and benefits also increased, which we primarily attribute to 12% higher driver pay per company truck mile in second quarter 2018 compared to second quarter 2017. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 21.4% compared to the previously noted revenue increase of 32.9%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2018. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premium rate for the policy year beginning April 2018 is 10% lower than the rate for the previous policy year.

The driver recruiting market is increasingly difficult. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, an historically low national unemployment rate, aging truck driver demographics and increased truck safety regulations including the regulation changes for electronic logging devices. We continue to take significant actions to strengthen our driver recruiting and retention to make Werner a preferred choice for the best drivers, including raising driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety and training features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. These efforts continue to have positive results on our driver turnover, achieving the lowest second quarter driver turnover percentage in 20 years. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased $20.5 million or 45.5% in second quarter 2018 compared to second quarter 2017 and increased 1.9% as a percentage of operating revenues due to higher average diesel fuel prices and 5 million more company truck miles. Average diesel fuel prices were 65 cents per gallon higher in second quarter 2018 than in second quarter 2017 and were 19 cents per gallon higher than in first quarter 2018.

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

For July 2018, the average diesel fuel price per gallon was approximately 65 cents higher than the average diesel fuel price per gallon in July 2017 and approximately 49 cents higher than in third quarter 2017.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance increased $5.6 million or 14.0% in second quarter 2018 compared to second quarter 2017 and decreased 0.3% as a percentage of operating revenues. The higher dollar amount of maintenance expense was due primarily to higher company truck miles driven in second quarter 2018 compared to second quarter 2017 and increased tractor maintenance costs in the 2018 quarter. We also incurred higher driver recruiting and other driver-related costs in the 2018 quarter.

Insurance and claims increased $10.9 million or 54.8% in second quarter 2018 compared to second quarter 2017 and increased 1.1% as a percentage of operating revenues. In second quarter 2018, we accrued $11.3 million (12 cents per diluted share) of pre-tax insurance and claims expense (including pre-judgment interest of $1.3 million) related to a previously disclosed excess adverse jury verdict rendered on May 17, 2018, in a lawsuit arising from a December 2014 accident (see Note 5 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report). Under our insurance policies in effect on the date of this accident, our maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based insurance coverage that exceeds the jury verdict amount. The Company is appealing this verdict. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

We renewed our liability insurance policies on August 1, 2018 and continued to be responsible for the first $3.0 million per claim with an annual $6.0 million aggregate for claims between $3.0 million and $5.0 million. We also have an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million. As a result, we are responsible for the first $10.0 million per claim, until we meet the $6.0 million aggregate for claims between $3.0 million and $5.0 million. For the policy year that ended July 31, 2017, we were responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims between $5.0 million and $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2018 are similar to premiums for the previous policy year on a per-mile basis.

Depreciation expense increased $2.8 million or 5.3% in second quarter 2018 compared to second quarter 2017 and decreased 1.2% as a percentage of operating revenues. The higher cost of new equipment, larger company truck and trailer fleet size, and information technology and communications infrastructure upgrades resulted in higher depreciation expense in second quarter 2018. In second quarter 2017, we recognized higher expense from reducing the estimated life of certain trucks in fourth quarter 2016 to more rapidly depreciate the trucks to their residual values. This change resulted in additional depreciation expense in second quarter 2017 of $0.7 million but had no effect on second quarter 2018 as the trucks were sold in 2017.

We are continuing to invest in newer trucks and trailers in 2018 to improve our driver experience, raise operational efficiency and more effectively manage our maintenance, safety and fuel costs. The average age of our truck fleet remains low by industry standards and was 1.9 years as of June 30, 2018.

Rent and purchased transportation expense increased $26.8 million or 21.5% in second quarter 2018 compared to second quarter 2017 and increased 0.5% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $27.5 million, and as a percentage of Werner Logistics revenues decreased to 84.3% in second quarter 2018 from 84.8% in second quarter 2017.

Rent and purchased transportation expense for the Truckload segment decreased $1.0 million in second quarter 2018 compared to second quarter 2017. This decrease is due primarily to lower payments to independent contractors during second quarter 2018 compared to second quarter 2017 resulting from a 15.7% decrease in independent contractor miles, or approximately 4 million fewer miles, driven in second quarter 2018. This decrease was partially offset by higher average fuel reimbursement per mile in the 2018 quarter and an increase to the per-mile settlement rate for certain owner operators in June 2018. Independent contractor miles as a percentage of total miles were 10.3% in second quarter 2018 compared to 12.3% in second quarter 2017. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment purchases. Historically we have been able to add company tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers were to occur, further increases in per-mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. This could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.

Other operating expenses decreased $8.5 million in second quarter 2018 compared to second quarter 2017 and decreased 1.5% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $8.6 million in second quarter 2018, which included a gain on the sale of real estate of $3.5 million (four cents per diluted share) compared to $2.5 million in second quarter 2017. In second quarter 2018, we sold more trucks and fewer trailers than in second quarter 2017. We realized higher average gains per truck and higher average gains per trailer in second quarter 2018 compared to second quarter 2017. The used truck pricing market for our used trucks has improved in recent months, while we continue to make progress increasing the number of our late-model trucks sold via our retail network. Other operating expenses, primarily the provision for doubtful accounts related to the driver training schools, declined by $2.4 million in second quarter 2018 compared to second quarter 2017. Under the new revenue recognition accounting standard effective January 1, 2018, we recorded a $3.9 million reduction of revenues in second quarter 2018 related to our driver training schools that would have been reported as bad debt expense prior to the new standard.

Other Expense (Income)
Other expense (income) remained flat from second quarter 2017 to second quarter 2018 and also remained flat as a percentage of operating revenues. Interest expense decreased in second quarter 2018 when compared to second quarter 2017 due to lower average outstanding debt in the 2018 quarter. This decrease in interest expense was nearly offset by lower interest income due primarily to lower average outstanding notes receivable.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.8% in second quarter 2018 and 37.3% in second quarter 2017. The 24.8% income tax rate in second quarter 2018 is attributed primarily to the 14% lower federal income tax rate related to the enactment of the Tax Cuts and Jobs Act of 2017 and the benefit of discrete state income tax items. We expect our effective income tax rate to be in the range of 25% to 26% going forward.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Operating Revenues
Operating revenues increased 15.8% for the six months ended June 30, 2018, compared to the same period of the prior year. In the Truckload segment, trucking revenues, net of fuel surcharge, increased 12.0% in the 2018 year-to-date period compared to the 2017 year-to-date period due primarily to an 8.2% increase in average revenues per tractor per week and a 3.5% increase in the average number of tractors in service. Average revenues per total mile, net of fuel surcharge, increased 11.7% in the first six months of 2018 compared to the same period in 2017, and average monthly miles per tractor decreased by 3.1%. Truckload segment fuel surcharge revenues for the six months ended June 30, 2018 increased $31.3 million or 32.1% when compared to the six months ended June 30, 2017 due to higher average fuel prices in the 2018 period. Werner Logistics revenues increased to $251.4 million in the first six months of 2018 compared to $200.7 million in the same 2017 period.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 92.7% for the six months ended June 30, 2018, compared to 93.8% for the six months ended June 30, 2017. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 18 and 19 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.
Salaries, wages and benefits increased $48.5 million or 14.7% in the first six months of 2018 compared to the first six months of 2017 and decreased as a percentage of operating revenues to 32.1%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and student pay rates, approximately 10 million more company truck miles, higher non-driver pay, higher payroll taxes and payroll-related fringe benefits, and increases in higher-cost medical claims, prescription drugs and other health insurance costs in the 2018 period. When evaluated on a per-company-truck-mile basis, driver salaries increased by about 10%. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 19.9% compared to 25.3% higher revenues.
Fuel increased $34.4 million or 38.1% in the first six months of 2018 compared to the same period in 2017 and increased 1.7% as a percentage of operating revenues due primarily to higher average diesel fuel prices in 2018 and increased company truck miles. Average diesel fuel prices were 52 cents per gallon higher in the first six months of 2018 than in the same 2017 period.
Supplies and maintenance increased $13.1 million or 16.8% in the first six months of 2018 compared to the same period in 2017 and remained flat as a percentage of operating revenues due primarily to higher company truck miles driven in the first six months of 2018 compared to the first six months of 2017 and higher equipment maintenance costs for towing, road calls, jump starts and other weather-related maintenance due to more severe winter weather conditions in first quarter 2018 compared to first quarter 2017. We also incurred higher driver recruiting and other driver-related costs in the 2018 period.
Insurance and claims expense increased $12.2 million or 30.7% in the first six months of 2018 compared to the same period in 2017 and decreased 0.5% as a percentage of operating revenues. The higher expense in the 2018 year-to-date period was due primarily to the aforementioned $11.3 million accrual related to the adverse jury verdict.
Depreciation expense increased $3.0 million or 2.8% in the first six months of 2018 compared to the same 2017 period and decreased 1.2% as a percentage of operating revenues due primarily to the higher cost of new equipment, larger company truck and trailer fleet size, and information technology and communications infrastructure upgrades. In the first six months of 2017, we recognized higher expense from reducing the estimated life of certain trucks in fourth quarter 2016 to more rapidly depreciate the trucks to their residual values. This change resulted in additional depreciation expense of $3.3 million in the 2017 period but had no effect on 2018 as the trucks were sold in 2017.
Rent and purchased transportation expense increased $36.3 million or 14.5% in the first six months of 2018 compared to the same 2017 period and decreased 0.3% as a percentage of operating revenues. Rent and purchased transportation for the Truckload segment decreased $7.3 million in the first six months of 2018 compared to the same 2017 period. This decrease is due primarily to 17.5% fewer independent contractor miles driven in the first six months of 2018 compared to the same period in 2017. Independent contractor miles as a percentage of total miles were 10.4% and 12.7% in the first six months of 2018 and 2017, respectively. Werner Logistics rent and purchased transportation expense increased $43.4 million and as a percentage of Werner Logistics revenues increased to 84.8% in the 2018 period from 84.6% in the 2017 period.
Other operating expenses decreased $12.3 million in the first six months of 2018 compared to the same period in 2017 and decreased 1.1% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) increased to $11.3 million, which included a $3.5 million gain on the sale of real estate, in the six months ended June 30, 2018 from $3.9 million in the six months ended June 30, 2017. In the 2018 year-to-date period, we sold more trucks and fewer trailers and realized higher average gains per truck and trailer when compared to same period of 2017. Provision for doubtful accounts related to our driver schools was lower in the 2018 period, resulting from adopting the new revenue recognition standard in 2018 under which we record a $7.1 million reduction of revenues that would have been reported as bad debt expense prior to the new standard.
Other Expense (Income)
Other expense (income) decreased $0.1 million in the first six months of 2018 compared to the same 2017 period and remained flat as a percentage of operating revenues. Interest expense was lower in the 2018 period due to lower average outstanding debt. Interest income decreased due to lower average outstanding notes receivable in the first six months of 2018 compared to the first six months of 2017.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 23.4% for the first six months of 2018 from 37.8% for the first six months of 2017. The 23.4% income tax rate in the year-to-date 2018 period is attributed primarily to the 14% lower federal income tax rate related to the enactment of the Tax Cuts and Jobs Act of 2017 and the benefit of discrete federal and state income tax items.

Liquidity and Capital Resources:
During the six months ended June 30, 2018, we generated cash flow from operations of $182.5 million, a 2% or $4.0 million increase in cash flows compared to the same six-month period a year ago. We were able to make net capital expenditures, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by borrowings under our credit facilities.

Net cash used in investing activities increased to $166.4 million for the six-month period ended June 30, 2018 from $54.5 million for the six-month period ended June 30, 2017. Net property additions (primarily revenue equipment) were $174.8 million for the six-month period ended June 30, 2018, compared to $66.0 million during the same period of 2017. As of June 30, 2018, we were committed to property and equipment purchases of approximately $236.8 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2018 to be in the range of $325 million to $375 million, compared to net capital expenditures in 2017 of $198.8 million. The 2018 range allows for increased investment in our tractor and trailer fleet as a result of the changes to federal income tax laws. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary.

Net financing activities used $21.3 million during the six months ended June 30, 2018, and used $113.0 million during the same period in 2017. We borrowed $20.0 million of long-term debt during the six months ended June 30, 2018, bringing our outstanding debt at June 30, 2018 to $95.0 million. In the same 2017 period, we repaid short-term and long-term debt of $105.0 million. We paid dividends of $10.1 million in the six-month period ended June 30, 2018 and $8.7 million in the six-month period ended June 30, 2017. We increased our quarterly dividend rate by $0.01 per share, or 17%, beginning with the quarterly dividend paid in July 2017. Financing activities for the six months ended June 30, 2018, also included common stock repurchases of 627,652 shares at a cost of $22.9 million. No repurchases were made in the six months ended June 30, 2017. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of June 30, 2018, the Company had purchased 3,914,943 shares pursuant to our current Board of Directors repurchase authorization and had 4,085,057 shares remaining available for repurchase.

Management believes our financial position at June 30, 2018 is strong. As of June 30, 2018, we had $9.9 million of cash and cash equivalents and over $1.2 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of June 30, 2018, we had a total of $325.0 million of credit pursuant to three credit facilities (see Note 3 in the Notes to Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q), of which we had borrowed $95.0 million. The remaining $230.0 million of credit available under these facilities at June 30, 2018 is reduced by the $28.8 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
Item 7 of Part II of our 2017 Form 10-K includes our disclosure of contractual obligations and commercial commitments as of December 31, 2017. There were no material changes in the nature of these items during the six-months ended June 30, 2018. See the Notes to Consolidated Financial Statements (Unaudited) under Item I of Part I of this Form 10-Q.

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

Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of June 30, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, China and Australia. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $2.5 million for second quarter 2018 and gains were $1.4 million for second quarter 2017. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75 million of debt outstanding at June 30, 2018, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement to reduce our exposure to interest rate increases. We had $20 million of variable rate debt outstanding at June 30, 2018. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR (see Contractual Obligations and Commercial Commitments). Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $200,000.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding the May 17, 2018 adverse jury verdict in Harris County District Court in Houston, Texas, is incorporated by reference from Note 5 in our Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of June 30, 2018, the Company had purchased 3,914,943 shares pursuant to this authorization and had 4,085,057 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

The following table summarizes our stock repurchases during second quarter 2018 made pursuant to this authorization. The Company did not purchase any shares during second quarter 2018 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2018	153,426	$34.91	153,426	4,559,283
May 1-31, 2018	192,163	$34.98	192,163	4,367,120
June 1-30, 2018	282,063	$38.31	282,063	4,085,057
Total	627,652	$36.46	627,652	4,085,057

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 10, 2016

11	Statement Re: Computation of Per Share Earnings	See Note 6 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 3, 2018	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 3, 2018	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary