Form 10-Q
period 2018-09-30
WERNER ENTERPRISES INC
filed 2018-11-01
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2018, 71,194,303 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and nine-month periods ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2017 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
	(Unaudited)
Operating revenues	$629,735	$528,643	$1,811,549	$1,549,372
Operating expenses:
Salaries, wages and benefits	201,606	170,238	580,515	500,620
Fuel	67,072	50,266	191,769	140,551
Supplies and maintenance	47,136	41,986	138,556	120,276
Taxes and licenses	18,463	21,671	63,607	64,095
Insurance and claims	22,011	20,669	73,858	60,336
Depreciation	58,382	53,578	170,439	162,619
Rent and purchased transportation	147,870	126,087	435,225	377,146
Communications and utilities	3,993	4,199	12,028	12,158
Other	(184)	4,075	(3,732)	12,812
Total operating expenses	566,349	492,769	1,662,265	1,450,613
Operating income	63,386	35,874	149,284	98,759
Other expense (income):
Interest expense	870	492	1,842	1,892
Interest income	(646)	(766)	(2,079)	(2,556)
Other	41	88	172	293
Total other expense (income)	265	(186)	(65)	(371)
Income before income taxes	63,121	36,060	149,349	99,130
Income taxes	15,607	13,543	35,764	37,375
Net income	$47,514	$22,517	$113,585	$61,755
Earnings per share:
Basic	$0.67	$0.31	$1.58	$0.85
Diluted	$0.66	$0.31	$1.57	$0.85
Dividends declared per share	$0.090	$0.070	$0.250	$0.200
Weighted-average common shares outstanding:
Basic	71,436	72,298	72,001	72,239
Diluted	71,752	72,601	72,300	72,517
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
	(Unaudited)
Net income	$47,514	$22,517	$113,585	$61,755
Other comprehensive income (loss):
Foreign currency translation adjustments	2,011	(627)	1,799	3,205
Change in fair value of interest rate swap	5	100	377	334
Other comprehensive income (loss)	2,016	(527)	2,176	3,539
Comprehensive income	$49,530	$21,990	$115,761	$65,294
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,650	$13,626
Accounts receivable, trade, less allowance of $8,750 and $8,250, respectively	324,911	304,174
Other receivables	27,559	26,491
Inventories and supplies	11,805	11,694
Prepaid taxes, licenses and permits	7,327	15,972
Other current assets	38,595	28,272
Total current assets	419,847	400,229
Property and equipment	2,249,911	2,114,337
Less – accumulated depreciation	781,262	767,474
Property and equipment, net	1,468,649	1,346,863
Other non-current assets	144,640	60,899
Total assets	$2,033,136	$1,807,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$3,299	$21,539
Accounts payable	90,013	73,802
Current portion of long-term debt	75,000	—
Insurance and claims accruals	65,021	79,674
Accrued payroll	37,787	32,520
Other current liabilities	26,757	24,642
Total current liabilities	297,877	232,177
Long-term debt, net of current portion	50,000	75,000
Other long-term liabilities	11,646	12,575
Insurance and claims accruals, net of current portion	208,560	108,270
Deferred income taxes	221,552	195,187
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 71,194,303 and 72,409,222 shares outstanding, respectively	805	805
Paid-in capital	106,904	102,563
Retained earnings	1,365,523	1,267,871
Accumulated other comprehensive loss	(13,659)	(15,835)
Treasury stock, at cost; 9,339,233 and 8,124,314 shares, respectively	(216,072)	(170,622)
Total stockholders’ equity	1,243,501	1,184,782
Total liabilities and stockholders’ equity	$2,033,136	$1,807,991
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$113,585	$61,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	170,439	162,619
Deferred income taxes	25,114	6,492
Gain on disposal of property and equipment	(15,922)	(6,031)
Non-cash equity compensation	5,507	3,215
Insurance and claims accruals, net of current portion	21,100	(6,645)
Other	(5,081)	(8,755)
Changes in certain working capital items:
Accounts receivable, net	(20,737)	(18,344)
Other current assets	(9,535)	21,467
Accounts payable	11,742	7,107
Other current liabilities	6,301	351
Net cash provided by operating activities	302,513	223,231
Cash flows from investing activities:
Additions to property and equipment	(412,557)	(205,874)
Proceeds from sales of property and equipment	123,267	84,769
Issuance of notes receivable	(3,300)	(5,000)
Decrease in notes receivable	15,846	15,637
Net cash used in investing activities	(276,744)	(110,468)
Cash flows from financing activities:
Repayments of short-term debt	(40,000)	(45,000)
Proceeds from issuance of short-term debt	40,000	—
Repayments of long-term debt	(20,000)	(60,000)
Proceeds from issuance of long-term debt	70,000	—
Change in net checks issued in excess of cash balances	(18,240)	3,538
Dividends on common stock	(16,605)	(13,721)
Repurchases of common stock	(46,413)	—
Tax withholding related to net share settlements of restricted stock awards	(679)	(445)
Stock options exercised	476	2,339
Net cash used in financing activities	(31,461)	(113,289)
Effect of exchange rate fluctuations on cash	211	580
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,481)	54
Cash, cash equivalents and restricted cash, beginning of period	15,131	17,477
Cash, cash equivalents and restricted cash, end of period(1)	$9,650	$17,531
Supplemental disclosures of cash flow information:
Interest paid	$1,699	$2,004
Income taxes paid	6,332	15,819
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$8,054	$4,058
Change in fair value of interest rate swap	377	334
Property and equipment acquired included in accounts payable	4,797	492
Property and equipment disposed included in other receivables	1,007	1,300

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Condensed Balance Sheets.
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,650	$10,733
Restricted cash included in Other current assets	—	6,798
Total cash, cash equivalents and restricted cash	$9,650	$17,531
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Accounting Policies
New Accounting Pronouncements Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU 2014-09 and related amendments, which is also known as Accounting Standards Codification (“ASC”) Topic 606, as of January 1, 2018 using the modified retrospective transition method. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis. See Note 2 - Revenue for additional adoption information, the updated accounting policy for revenue recognition, and disclosures required by ASC Topic 606.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The Company adopted ASU No. 2016-18 as of January 1, 2018, using the required retrospective adoption method. The adoption of this standard impacted the consolidated statements of cash flows by increasing beginning and ending cash to include the restricted balance of our like-kind exchange account and removing from operating activities the change in such balance, which resulted in a $6.3 million increase to cash flow from operations for the nine months ended September 30, 2017.

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

Accounting Standards Updates Not Yet Effective
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” to increase transparency and comparability by recognizing a right-of-use asset and a lease liability on the balance sheet and disclosing key information about leasing arrangements. The provisions of this update and additional guidance in subsequent ASUs will become effective for us beginning January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, “Leases,” which provides an optional transition method allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, with no restatement of comparative prior periods required. We currently intend to adopt the standard using this optional transition method. We continue to assess the contractual arrangements that may qualify as a lease under the new standard and to evaluate the impact of adopting ASU No. 2016-02 on our consolidated financial position, results of operations and cash flows.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. As part of its disclosure framework project, the FASB has eliminated, amended and added disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. The provisions of this update are effective for fiscal years beginning after December 15, 2019. Although we are evaluating the impact of adopting ASU No. 2018-13 on our financial position, results of operations and cash flows, we do not expect a material effect upon adoption because we do not currently disclose any fair value measurements subject to the amendments.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force),” which updates the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract to align with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We are evaluating the impact of adopting ASU No. 2018-15 on our financial position, results of operations and cash flows.

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

Under the modified retrospective method of adoption, we are required to disclose the impact to our financial statements had we continued to follow our accounting policies under the previous revenue recognition guidance. Had we continued to recognize revenues and direct costs upon delivery, our operating revenues and operating expenses for the three months ended September 30, 2018 would have been been lower by approximately $2.2 million and $1.5 million, respectively, and for the nine months ended September 30, 2018, would have been lower by approximately $3.2 million and $1.9 million, respectively. Additionally, under ASC Topic 606, we recorded a $3.6 million and $10.7 million reduction of revenues for the three and nine months ended September 30, 2018, respectively, related to our driver training schools that would have been reported as bad debt expense prior to the new standard.

Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Truckload Transportation Services	$484,782	$407,566	$1,386,615	$1,196,071
Werner Logistics	129,422	104,568	380,854	305,225
Inter-segment eliminations	(208)	(104)	(878)	(720)
Transportation services	613,996	512,030	1,766,591	1,500,576
Other revenues	15,739	16,613	44,958	48,796
Total revenues	$629,735	$528,643	$1,811,549	$1,549,372

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$548,885	$454,611	$1,577,189	$1,341,667
Mexico	61,028	54,587	177,180	155,903
Other	19,822	19,445	57,180	51,802
Total revenues	$629,735	$528,643	$1,811,549	$1,549,372

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

During the first nine months of 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Other Revenues
Other revenues include revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. These revenues are generally recognized over time and accounted for 2% of our total revenue in the first nine months of 2018. Revenues from our driver training schools require us to make judgments regarding price concessions in determining the amount of revenue to recognize.

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At September 30, 2018 and December 31, 2017, the accounts receivable, net, balance was $324.9 million and $304.2 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services, and are transferred to receivables when the rights become unconditional. At September 30, 2018, the balance of contract assets was $11.0 million, and the balance was $7.8 million at January 1, 2018, after adopting ASC Topic

606. The Company has recognized contract assets within the other current assets financial statement caption on the balance sheet. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. At September 30, 2018 and December 31, 2017, the balance of contract liabilities was $2.9 million and $2.1 million, respectively. The amount of revenue recognized in the first nine months of 2018 that was included in the December 31, 2017 contract liability balance was $2.1 million. The Company has recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.

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

(3) Credit Facilities
As of September 30, 2018, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of September 30, 2018, and December 31, 2017, our outstanding debt totaled $125.0 million and $75.0 million, respectively. We had $75.0 million outstanding under the term commitment at a variable rate of 2.76% as of September 30, 2018, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $50.0 million outstanding under the credit facilities at a variable interest rate of 2.68%. The $325.0 million of borrowing capacity under our credit facilities at September 30, 2018, is further reduced by $31.3 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At September 30, 2018, we were in compliance with these covenants.

At September 30, 2018, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2018	$—
2019	75,000
2020	50,000
2021	—
2022	—
Total	$125,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(4) Income Taxes
We accrued interest expense of $26 thousand and $39 thousand during the three-month periods ended September 30, 2018 and September 30, 2017, respectively, and $79 thousand and $142 thousand during the nine-month periods ended September 30, 2018 and September 30, 2017, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at September 30, 2018, is $2.4 million. If recognized, $1.9 million of unrecognized tax benefits would impact our effective tax rate. Interest of $0.3 million has been reflected as a component of the total liability. We expect no significant increases or decreases for uncertain tax positions during the next twelve months.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017, and lowered the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Company recognized the provisional tax impact related to the revaluation of deferred income tax assets and liabilities in accordance with SEC Staff Accounting Bulletin No. 118 and included the amount in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from the provisional amount due to, among other things, additional analysis, change in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. During the three and nine months ended September 30, 2018, we did not make any adjustments to the provisional amounts recorded as of December 31, 2017. The accounting is expected to be completed during fourth quarter 2018.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2015 through 2017 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(5) Commitments and Contingencies
As of September 30, 2018, we have committed to property and equipment purchases of approximately $100.4 million.

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

Despite these facts, the jury entered a verdict against the Company. On July 30, 2018, the court entered a final judgment against Werner for $92 million, including pre-judgment interest.

The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company has accrued $14.0 million of pre-tax insurance and claims expense (including interest and legal fees) in its financial statements during 2018. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict awarded to the family, and as such, the Company has recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the unaudited consolidated condensed balance sheets as of September 30, 2018, and such amounts are treated as non-cash operating activities in the unaudited consolidated statement of cash flows for the nine months ended September 30, 2018.

The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (FLSA) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court has awarded $0.5 million to the plaintiffs for attorney fees and costs. As of September 30, 2018, we had accrued for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter. Plaintiffs have appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$47,514	$22,517	$113,585	$61,755
Weighted average common shares outstanding	71,436	72,298	72,001	72,239
Dilutive effect of stock-based awards	316	303	299	278
Shares used in computing diluted earnings per share	71,752	72,601	72,300	72,517
Basic earnings per share	$0.67	$0.31	$1.58	$0.85
Diluted earnings per share	$0.66	$0.31	$1.57	$0.85

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

(7) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of September 30, 2018, there were 7,086,915 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of September 30, 2018, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $11.1 million and is expected to be recognized over a weighted average period of 2.0 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options:
Pre-tax compensation expense	$—	$2	$—	$5
Tax benefit	—	1	—	2
Stock option expense, net of tax	$—	$1	$—	$3
Restricted awards:
Pre-tax compensation expense	$1,028	$941	$3,091	$2,440
Tax benefit	262	367	788	952
Restricted stock expense, net of tax	$766	$574	$2,303	$1,488
Performance awards:
Pre-tax compensation expense	$992	$308	$2,319	$897
Tax benefit	253	120	591	350
Performance award expense, net of tax	$739	$188	$1,728	$547

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

Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding become exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years, one day from the date of grant. The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	33	$19.69
Granted	—	—
Exercised	(24)	19.94
Forfeited	—	—
Expired	—	—
Outstanding at end of period	9	19.02	1.17	$147
Exercisable at end of period	9	19.02	1.17	$147

We did not grant any stock options during the nine-month periods ended September 30, 2018 and September 30, 2017. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was $484 thousand and $1.6 million for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 60 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the nine months ended September 30, 2018:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	273	$27.69
Granted	125	37.42
Vested	(22)	26.81
Forfeited	(10)	29.05
Nonvested at end of period	366	31.03

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

The total fair value of previously granted restricted awards vested during the nine-month period ended September 30, 2018 was $793 thousand, and for the nine-month period ended September 30, 2017 was $467 thousand. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.

Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the nine months ended September 30, 2018:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	158	$27.20
Granted	84	37.48
Vested	(35)	27.07
Forfeited	—	—
Nonvested at end of period	207	28.30

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

The vesting date fair value of performance awards that vested during the nine-month periods ended September 30, 2018 and September 30, 2017 was $1.3 million and $1.0 million, respectively. We withhold shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.

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

The Werner Logistics segment generates the majority of our non-trucking revenues through five operating units that provide non-trucking services to our customers. These five Werner Logistics operating units are as follows: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (“Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; (iv) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes; and (v) Werner Final Mile (“Final Mile”) offers home and business deliveries of large or heavy items using third-party agents with two associates operating a liftgate straight truck.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Truckload Transportation Services	$484,782	$407,566	$1,386,615	$1,196,071
Werner Logistics	129,422	104,568	380,854	305,225
Other	15,107	16,020	42,788	47,257
Corporate	632	593	2,170	1,539
Subtotal	629,943	528,747	1,812,427	1,550,092
Inter-segment eliminations	(208)	(104)	(878)	(720)
Total	$629,735	$528,643	$1,811,549	$1,549,372

Operating Income
Truckload Transportation Services	$58,894	$34,009	$135,748	$93,511
Werner Logistics	4,776	1,318	13,135	6,652
Other	576	1,001	433	605
Corporate	(860)	(454)	(32)	(2,009)
Total	$63,386	$35,874	$149,284	$98,759

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2018 to third quarter 2017, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2018		2017		2018		2017		3ME	9ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$629,735	100.0	$528,643	100.0	$1,811,549	100.0	$1,549,372	100.0	19.1%	16.9%

Operating expenses:
Salaries, wages and benefits	201,606	32.0	170,238	32.2	580,515	32.0	500,620	32.3	18.4%	16.0%
Fuel	67,072	10.6	50,266	9.5	191,769	10.6	140,551	9.1	33.4%	36.4%
Supplies and maintenance	47,136	7.5	41,986	7.9	138,556	7.7	120,276	7.8	12.3%	15.2%
Taxes and licenses	18,463	2.9	21,671	4.1	63,607	3.5	64,095	4.1	(14.8)%	(0.8)%
Insurance and claims	22,011	3.5	20,669	3.9	73,858	4.1	60,336	3.9	6.5%	22.4%
Depreciation	58,382	9.3	53,578	10.1	170,439	9.4	162,619	10.5	9.0%	4.8%
Rent and purchased transportation	147,870	23.5	126,087	23.9	435,225	24.0	377,146	24.3	17.3%	15.4%
Communications and utilities	3,993	0.6	4,199	0.8	12,028	0.7	12,158	0.8	(4.9)%	(1.1)%
Other	(184)	—	4,075	0.8	(3,732)	(0.2)	12,812	0.8	(104.5)%	(129.1)%
Total operating expenses	566,349	89.9	492,769	93.2	1,662,265	91.8	1,450,613	93.6	14.9%	14.6%

Operating income	63,386	10.1	35,874	6.8	149,284	8.2	98,759	6.4	76.7%	51.2%
Total other expense (income)	265	0.1	(186)	—	(65)	—	(371)	—	242.5%	82.5%
Income before income taxes	63,121	10.0	36,060	6.8	149,349	8.2	99,130	6.4	75.0%	50.7%
Income taxes	15,607	2.5	13,543	2.5	35,764	1.9	37,375	2.4	15.2%	(4.3)%
Net income	$47,514	7.5	$22,517	4.3	113,585	6.3	$61,755	4.0	111.0%	83.9%

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$409,306		$351,114		1,168,588		1,029,036
Trucking fuel surcharge revenues	68,420		50,164		197,212		147,641
Non-trucking and other operating revenues	7,056		6,288		20,815		19,394
Operating revenues	484,782	100.0	407,566	100.0	1,386,615	100.0	1,196,071	100.0
Operating expenses	425,888	87.9	373,557	91.7	1,250,867	90.2	1,102,560	92.2
Operating income	$58,894	12.1	$34,009	8.3	135,748	9.8	93,511	7.8

	Three Months Ended September 30,			Nine Months Ended September 30,
Truckload Transportation Services	2018	2017	% Change	2018	2017	% Change
Operating ratio, net of fuel surcharge revenues (1)	85.9%	90.5%		88.6%	91.1%
Average revenues per tractor per week (2)	$4,074	$3,693	10.3%	$3,959	$3,634	9.0%
Average completed trip length in miles (loaded)	451	469	(3.8)%	449	469	(4.3)%
Average percentage of empty miles (3)	12.27%	12.53%	(2.1)%	12.39%	12.40%	(0.1)%
Average tractors in service	7,728	7,314	5.7%	7,568	7,261	4.2%
Total trailers (at quarter end)	23,345	22,435		23,345	22,435
Total tractors (at quarter end):
Company	7,135	6,700		7,135	6,700
Independent contractor	615	675		615	675
Total tractors	7,750	7,375		7,750	7,375

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Werner Logistics (amounts in thousands)	$	%	$	%	$	%	$	$
Operating revenues	$129,422	100.0	$104,568	100.0	$380,854	100.0	$305,225	100.0
Rent and purchased transportation expense	108,870	84.1	89,507	85.6	322,064	84.6	259,277	84.9
Gross margin	20,552	15.9	15,061	14.4	58,790	15.4	45,948	15.1
Other operating expenses	15,776	12.2	13,743	13.1	45,655	12.0	39,296	12.9
Operating income	$4,776	3.7	$1,318	1.3	13,135	3.4	6,652	2.2

	Three Months Ended September 30,			Nine Months Ended September 30,
Werner Logistics	2018	2017	% Change	2018	2017	% Change
Average tractors in service	43	48	(10.4)%	42	53	(20.8)%
Total trailers (at quarter end)	1,415	1,655	(14.5)%	1,415	1,655	(14.5)%
Total tractors (at quarter end)	43	47	(8.5)%	43	47	(8.5)%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Operating Revenues
Operating revenues increased 19.1% for the three months ended September 30, 2018, compared to the same period of the prior year. When comparing third quarter 2018 to third quarter 2017, Truckload segment revenues increased $77.2 million or 18.9%, and Werner Logistics revenues increased $24.9 million or 23.8%.

Third quarter 2018 freight demand in our One-Way Truckload fleet was much stronger than normal in July and was stronger than normal in August and September. Freight demand in October 2018 was also stronger than normal.

Trucking revenues, net of fuel surcharge, increased 16.6% in third quarter 2018 compared to third quarter 2017 due to a 10.3% increase in average revenues per tractor per week and a 5.7% increase in average tractors in service. Our average revenues per total mile, net of fuel surcharge, increased by 13.4% in third quarter 2018 compared to third quarter 2017 and average miles per truck decreased by 2.7%. The increase in average revenues per total mile was due primarily to higher contractual rates, more freight choices with higher rates, support for customer surge business, lane mix changes with higher rates and growth in our Dedicated business. The growth in our shorter-haul Dedicated fleet is responsible for the decrease in our average miles per truck, as the average miles per truck in our One-Way Truckload fleet increased slightly year over year. Our average revenues per total mile increase expectation for the full year 2018 compared to 2017 is now in the high end of the 9% to 12% range that we noted in Form 10-Q for the second quarter of 2018. Changing shipper freight replenishment patterns and faster on-time service requirements are occurring as some customers shift freight from longer-haul one-way fleets to shorter length of haul dedicated fleets. As a result, more trucks are needed to service an increasing amount of shorter-haul freight. Dedicated freight generally has lower miles per truck and higher rate per total mile metrics than longer-haul one-way truckload freight. Our 5.7% growth in average trucks in service and 2.8% growth in total fleet miles in third quarter 2018 was primarily due to the year-over-year growth in Dedicated.

The average number of tractors in service in the Truckload segment increased 5.7% to 7,728 in third quarter 2018 from 7,314 in third quarter 2017. We ended third quarter 2018 with 7,750 trucks in the Truckload segment, a year-over-year increase of 375 trucks compared to the end of third quarter 2017, and a sequential increase of 50 trucks compared to the end of second quarter 2018. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues increased 36.4% to $68.4 million in third quarter 2018 from $50.2 million in third quarter 2017 due to higher average fuel prices in the 2018 quarter. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its five operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. Werner Logistics also recorded revenue and brokered freight expense of $0.2 million in third quarter 2018 and $0.1 million in third quarter 2017 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenue by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. In third quarter 2018, Werner Logistics revenues increased $24.9 million or 23.8%, and operating income dollars increased $3.5 million or 262.4%, compared to third quarter 2017. The Werner Logistics gross margin percentage in third quarter 2018 of 15.9% increased from 14.4% in third quarter 2017. The Werner Logistics operating income percentage in third quarter 2018 of 3.7% increased from third quarter 2017 of 1.3%. In third quarter 2018, Werner Logistics achieved 39.7% revenue growth year over year in our truck brokerage solution, our largest logistics service offering. Intermodal revenues also increased, while freight management and international had slightly lower revenues. We continue to see strong customer acceptance of the value of the Werner Logistics portfolio of service offerings, particularly as the market remains strong and shippers tend to consolidate their logistics business with the stability of larger asset-backed logistics providers.

We generate other revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. On January 1, 2018, we adopted the new revenue recognition accounting standard using the modified retrospective transition method, under which comparative information is not required to be restated. Under the new standard, we recorded a $3.6 million reduction of revenues in third quarter 2018 related to our driver training schools that would have been reported as bad debt expense prior to the new standard, with no impact to operating income.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 89.9% for the three months ended September 30, 2018, compared to 93.2% for the three months ended September 30, 2017. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 18 and 19 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.

Salaries, wages and benefits increased $31.4 million or 18.4% in third quarter 2018 compared to third quarter 2017 and decreased 0.2% as a percentage of operating revenues to 32.0%. The higher dollar amount of salaries, wages and benefits expense in the 2018 third quarter was due primarily to higher driver and student pay rates, approximately 8 million more company truck miles, and higher non-driver pay, all of which also resulted in a higher amount of payroll taxes and other payroll-related fringe benefits. When evaluated on the basis of company truck miles, driver salaries, wages and benefits also increased, which we primarily attribute to 11% higher driver pay per company truck mile in third quarter 2018 compared to third quarter 2017. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 24.4% compared to the previously noted revenue increase of 23.8%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2018. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premium rate for the policy year beginning April 2018 is 10% lower than the rate for the previous policy year.

The driver recruiting market is increasingly difficult, which limited our sequential fleet growth from second quarter 2018 to third quarter 2018. Several ongoing market factors persist including a declining number of, and increased competition for, driver training school graduates, an historically low national unemployment rate, aging truck driver demographics and increased truck safety regulations including the regulation changes for electronic logging devices. We continue to take significant actions to strengthen our driver recruiting and retention to make Werner a preferred choice for the best drivers, including raising driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety and training features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. These efforts continue to have positive results on our driver turnover with our third quarter 2018 driver turnover percentage being one of the lowest in the last 20 years. We are unable to predict whether we will experience future driver shortages. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased $16.8 million or 33.4% in third quarter 2018 compared to third quarter 2017 and increased 1.1% as a percentage of operating revenues due to higher average diesel fuel prices and 8 million more company truck miles. Average diesel fuel prices were 52 cents per gallon higher in third quarter 2018 than in third quarter 2017 and were 2 cents per gallon higher than in second quarter 2018.

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

For October 2018, the average diesel fuel price per gallon was approximately 50 cents higher than the average diesel fuel price per gallon in October 2017 and approximately 45 cents higher than in fourth quarter 2017.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance increased $5.2 million or 12.3% in third quarter 2018 compared to third quarter 2017 and decreased 0.4% as a percentage of operating revenues. The higher dollar amount of supplies and maintenance expense was due primarily to 8 million more company truck miles driven in third quarter 2018 compared to third quarter 2017 and increased tractor maintenance costs in the 2018 quarter. We also incurred higher driver recruiting and other driver-related costs in the 2018 quarter.

Taxes and licenses decreased $3.2 million or 14.8% in third quarter 2018 compared to third quarter 2017 and decreased 1.2% as a percentage of revenues. During third quarter 2018, we reached a favorable settlement related to a property tax dispute that reduced taxes and licenses expense by $4.9 million for property taxes that were expensed and paid over a multi-year period. The effect of having more company trucks and company truck miles partially offset this favorable item.

Insurance and claims increased $1.3 million or 6.5% in third quarter 2018 compared to third quarter 2017 and decreased 0.4% as a percentage of operating revenues. During third quarter 2018, the court entered the final judgment on the apportionment of fault related to an adverse jury verdict rendered May 17, 2018, which we are appealing (see Note 5 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part 1 of this report). We incurred insurance and claims expense of $2.8 million in third quarter 2018 for accrued interest and legal fees related to this matter. We expect to accrue $1.2 million of insurance and claims expense per quarter for post-judgment interest pursuant to this case, until such time as the outcome of our appeal is finalized. In third quarter 2018, we also had favorable development on prior period small dollar claims. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

We renewed our liability insurance policies on August 1, 2018 with the same deductibles and aggregates as the August 1, 2017 renewal. We continue to be responsible for the first $3.0 million per claim with an annual $6.0 million aggregate for claims between $3.0 million and $5.0 million. We also have an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million. As a result, we are responsible for the first $10.0 million per claim, until we meet the $6.0 million aggregate for claims between $3.0 million and $5.0 million. For the policy year that ended July 31, 2017, we were responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims between $5.0 million and $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2018 are similar to premiums for the previous policy year on a per-mile basis.

Depreciation expense increased $4.8 million or 9.0% in third quarter 2018 compared to third quarter 2017 and decreased 0.8% as a percentage of operating revenues. The higher cost of new equipment, a larger company truck and trailer fleet, and information technology and communications infrastructure upgrades resulted in higher depreciation expense in third quarter 2018.

We are continuing to invest in newer trucks and trailers in 2018 to improve our driver experience, raise operational efficiency and more effectively manage our maintenance, safety and fuel costs. The average age of our truck fleet remains low by industry standards and was 1.8 years as of September 30, 2018.

Rent and purchased transportation expense increased $21.8 million or 17.3% in third quarter 2018 compared to third quarter 2017 and decreased 0.4% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $19.4 million, and as a percentage of Werner Logistics revenues decreased to 84.1% in third quarter 2018 from 85.6% in third quarter 2017.

Rent and purchased transportation expense for the Truckload segment increased $2.5 million in third quarter 2018 compared to third quarter 2017. This increase is due primarily to higher average fuel reimbursement per mile in the 2018 quarter and an increase in the per-mile settlement rate for independent contractors, partially offset by lower payments to independent contractors during third quarter 2018 compared to third quarter 2017 resulting from a 9.2% decrease (2 million miles) in independent contractor miles. Independent contractor miles as a percentage of total miles were 10.4% in third quarter 2018 compared to 11.8% in third quarter 2017. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Other operating expenses decreased $4.3 million in third quarter 2018 compared to third quarter 2017 and decreased 0.8% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $4.6 million in third quarter 2018 compared to $2.2 million in third quarter 2017. In third quarter 2018 compared to third quarter 2017, we sold over 40% more trucks and a comparable number of trailers. We realized higher average gains per truck and trailer in third quarter 2018 compared to third quarter 2017. The used truck pricing market for our used trucks has improved over the last few quarters, while we continued to make progress increasing the number of our late-model trucks sold via our retail network. We expect gains on sales of equipment to decline in fourth quarter 2018 from third quarter 2018 and in 2019 due to a planned reduction in the number of trailers to be sold. Provision for doubtful accounts related to the driver training schools was lower in third quarter 2018 compared to third quarter 2017, resulting from adopting the new revenue recognition accounting standard effective January 1, 2018, under which we recorded a $3.6 million reduction of revenues in third quarter 2018 related to our driver training schools that would have been reported as bad debt expense prior to the new standard.

Other Expense (Income)
Other expense (income) increased $0.5 million from third quarter 2017 to third quarter 2018 and increased 0.1% as a percentage of operating revenues. Interest expense increased in third quarter 2018 when compared to third quarter 2017 due to higher average outstanding debt in the 2018 quarter, and interest income decreased slightly due primarily to lower average outstanding notes receivable.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.7% in third quarter 2018 and 37.6% in third quarter 2017. The 24.7% income tax rate in third quarter 2018 is attributed primarily to the 14% lower federal income tax rate related to the enactment of the Tax Cuts and Jobs Act of 2017 and partially offset by a lower amount of favorable tax adjustments for the remeasurement of uncertain tax positions in third quarter 2018 compared to third quarter 2017. We expect our effective income tax rate to be in the range of 25% to 26% going forward.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Operating Revenues
Operating revenues increased 16.9% for the nine months ended September 30, 2018, compared to the same period of the prior year. In the Truckload segment, trucking revenues, net of fuel surcharge, increased 13.6% in the 2018 year-to-date period compared to the 2017 year-to-date period due primarily to a 9.0% increase in average revenues per tractor per week and a 4.2% increase in the average number of tractors in service. Average revenues per total mile, net of fuel surcharge, increased 12.3% in the first nine months of 2018 compared to the same period in 2017, and average monthly miles per tractor decreased by 3.0%. Truckload segment fuel surcharge revenues for the nine months ended September 30, 2018 increased $49.6 million or 33.6% when compared to the nine months ended September 30, 2017 due to higher average fuel prices in the 2018 period. Werner Logistics revenues increased 24.8% to $380.9 million in the first nine months of 2018 compared to $305.2 million in the same 2017 period.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.8% for the nine months ended September 30, 2018, compared to 93.6% for the nine months ended September 30, 2017. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 18 and 19 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, Truckload and Werner Logistics.

Salaries, wages and benefits increased $79.9 million or 16.0% in the first nine months of 2018 compared to the first nine months of 2017 and decreased as a percentage of operating revenues to 32.0%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and student pay rates, approximately 18 million more company truck miles, higher non-driver pay, higher payroll taxes and payroll-related fringe benefits, and increases in higher-cost medical claims, prescription drugs and other health insurance costs in the 2018 period. When evaluated on the basis of company truck miles, driver pay increased by about 11%. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 21.5% compared to 24.8% higher revenues.
Fuel increased $51.2 million or 36.4% in the first nine months of 2018 compared to the same period in 2017 and increased 1.5% as a percentage of operating revenues due primarily to higher average diesel fuel prices in 2018 and increased company truck miles. Average diesel fuel prices were 52 cents per gallon higher in the first nine months of 2018 than in the same 2017 period.
Supplies and maintenance increased $18.3 million or 15.2% in the first nine months of 2018 compared to the same period in 2017 and decreased 0.1% as a percentage of operating revenues due primarily to higher company truck miles driven in the first nine months of 2018 compared to the first nine months of 2017, increased tractor maintenance costs, and higher equipment maintenance costs for towing, road calls, jump starts and other weather-related maintenance due to more severe winter weather conditions in first quarter 2018 compared to first quarter 2017. We also incurred higher driver recruiting and other driver-related costs in the 2018 period.
Insurance and claims expense increased $13.5 million or 22.4% in the first nine months of 2018 compared to the same period in 2017 and increased 0.2% as a percentage of operating revenues. The higher expense in the 2018 year-to-date period was due primarily to the $14.0 million accrual related to the aforementioned adverse jury verdict.
Depreciation expense increased $7.8 million or 4.8% in the first nine months of 2018 compared to the same 2017 period and decreased 1.1% as a percentage of operating revenues due primarily to the higher cost of new equipment, a larger company truck and trailer fleet, and information technology and communications infrastructure upgrades. In the first nine months of 2017, we recognized higher expense from reducing the estimated life of certain trucks in fourth quarter 2016 to more rapidly depreciate the trucks to their residual values. This change resulted in additional depreciation expense of $3.4 million in the 2017 period but had no effect on 2018 as the trucks were sold in 2017.
Rent and purchased transportation expense increased $58.1 million or 15.4% in the first nine months of 2018 compared to the same 2017 period and decreased 0.3% as a percentage of operating revenues. Rent and purchased transportation for the Truckload segment decreased $4.8 million in the first nine months of 2018 compared to the same 2017 period. This decrease is due primarily to 14.9% fewer independent contractor miles driven in the first nine months of 2018 compared to the same period in 2017. Independent contractor miles as a percentage of total miles were 10.4% and 12.4.% in the first nine months of 2018 and 2017, respectively. Werner Logistics rent and purchased transportation expense increased $62.8 million and as a percentage of Werner Logistics revenues decreased to 84.6% in the 2018 period from 84.9% in the 2017 period.
Other operating expenses decreased $16.5 million in the first nine months of 2018 compared to the same period in 2017 and decreased 1.0% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) increased to $15.9 million, which included a $3.5 million gain on the sale of real estate, in the nine months ended September 30, 2018 compared to $6.0 million in the nine months ended September 30, 2017. In the 2018 year-to-date period, we sold 24% more trucks and 27% fewer trailers and realized higher average gains per truck and trailer when compared to same period of 2017. Provision for doubtful accounts related to our driver schools was lower in the 2018 period, resulting from adopting the new revenue recognition standard in 2018 under which we recorded a $10.7 million reduction of revenues that would have been reported as bad debt expense prior to the new standard.
Other Expense (Income)
Other expense (income) increased $0.3 million in the first nine months of 2018 compared to the same 2017 period and remained flat as a percentage of operating revenues. Interest expense was flat in the 2018 period, and interest income decreased due to lower average outstanding notes receivable in the first nine months of 2018 compared to the first nine months of 2017.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) decreased to 23.9% for the first nine months of 2018 from 37.7% for the first nine months of 2017. The 23.9% income tax rate in the year-to-date 2018 period is attributed primarily to the 14% lower federal income tax rate related to the enactment of the Tax Cuts and Jobs Act of 2017 and the benefit of discrete federal and state income tax items.

Liquidity and Capital Resources:
During the nine months ended September 30, 2018, we generated cash flow from operations of $302.5 million, a 36% or $79.3 million increase in cash flows compared to the same nine-month period a year ago. The increase in net cash provided by operating activities resulted primarily from higher net income and lower income tax payments. We were able to make net capital expenditures, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our credit facilities.

Net cash used in investing activities increased to $276.7 million for the nine-month period ended September 30, 2018 from $110.5 million for the nine-month period ended September 30, 2017. Net property additions (primarily revenue equipment) were $289.3 million for the nine-month period ended September 30, 2018, compared to $121.1 million during the same period of 2017. As of September 30, 2018, we were committed to property and equipment purchases of approximately $100.4 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2018 to be in the range of $350 million to $375 million, compared to net capital expenditures in 2017 of $198.8 million. As a result of our prior multi-year elevated capital expenditure investment, we expect net capital expenditures in 2019 to be lower and below $300 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary.

Net financing activities used $31.5 million during the nine months ended September 30, 2018, and used $113.3 million during the same period in 2017. We borrowed $110.0 million of short-term debt and repaid $60.0 million of debt during the nine months ended September 30, 2018, bringing our outstanding debt at September 30, 2018 to $125.0 million. In the same 2017 period, we repaid debt of $105.0 million. We had financing outflows of $18.2 million related to the change in net checks issued in excess of cash balances. We paid dividends of $16.6 million in the nine-month period ended September 30, 2018 and $13.7 million in the nine-month period ended September 30, 2017. We increased our quarterly dividend rate by $0.02 per share, or 29%, beginning with the quarterly dividend paid in July 2018. Financing activities for the nine months ended September 30, 2018, also included common stock repurchases of 1,277,101 shares at a cost of $46.4 million. No repurchases were made in the nine months ended September 30, 2017. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of September 30, 2018, the Company had purchased 4,564,392 shares pursuant to our current Board of Directors repurchase authorization and had 3,435,608 shares remaining available for repurchase.

Management believes our financial position at September 30, 2018 is strong. As of September 30, 2018, we had $9.7 million of cash and cash equivalents and over $1.2 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of September 30, 2018, we had a total of $325.0 million of credit pursuant to three credit facilities (see Note 3 in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Form 10-Q), of which we had borrowed $125.0 million. The remaining $200.0 million of credit available under these facilities at September 30, 2018 is reduced by the $31.3 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
Item 7 of Part II of our 2017 Form 10-K includes our disclosure of contractual obligations and commercial commitments as of December 31, 2017. There were no material changes in the nature of these items during the nine months ended September 30, 2018. See the Notes to Consolidated Financial Statements (Unaudited) under Item I of Part I of this Form 10-Q.

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

Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of September 30, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, and China. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $1.8 million for third quarter 2018 and losses were $0.6 million for third quarter 2017. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75 million of debt outstanding at September 30, 2018, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement to reduce our exposure to interest rate increases. We had $50 million of variable rate debt outstanding at September 30, 2018. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $500,000.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding the May 17, 2018 adverse jury verdict and subsequent final judgment on July 30, 2018 in Harris County District Court in Houston, Texas, is incorporated by reference from Note 5 in our Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of September 30, 2018, the Company had purchased 4,564,392 shares pursuant to this authorization and had 3,435,608 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

The following table summarizes our stock repurchases during third quarter 2018 made pursuant to this authorization. The Company did not purchase any shares during third quarter 2018 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2018	194,750	$35.95	194,750	3,890,307
August 1-31, 2018	396,165	$36.36	396,165	3,494,142
September 1-30, 2018	58,534	$36.27	58,534	3,435,608
Total	649,449	$36.23	649,449	3,435,608

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

11	Statement Re: Computation of Per Share Earnings
See Note 6 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018

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

WERNER ENTERPRISES, INC.

Date: November 1, 2018	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 1, 2018	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary