Form 10-K
period 2018-12-31
WERNER ENTERPRISES INC
filed 2019-03-01
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[Mark one]
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.759 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported by Nasdaq).
As of February 11, 2019, 70,488,102 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 14, 2019, are incorporated in Part III of this report.

WERNER ENTERPRISES, INC.

This Annual Report on Form 10-K for the year ended December 31, 2018 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.
PART I

ITEM 1.	BUSINESS
General
We are a transportation and logistics company engaged primarily in transporting truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Werner Logistics segment. We believe we are one of the largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19 and serves as our Executive Chairman. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2018, our Truckload Transportation Services (“Truckload”) segment had a fleet of 7,820 trucks, of which 7,240 were company-operated and 580 were owned and operated by independent contractors. Our Werner Logistics division operated an additional 40 intermodal drayage trucks at the end of 2018.
We have two reportable segments – Truckload and Werner Logistics. Our Truckload segment is comprised of Dedicated and One-Way Truckload. Dedicated provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload includes the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Our Truckload fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by the U.S. Department of Transportation (“DOT”) and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service into and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, grocery products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.
Our Werner Logistics segment is a non-asset-based transportation and logistics provider. Werner Logistics is comprised of the following five operating units that provide non-trucking services to our customers: (i) truck brokerage (“Brokerage”) uses contracted carriers to complete customer shipments; (ii) freight management (“Freight Management”) offers a full range of single-source logistics management services and solutions; (iii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; (iv) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes; and (v) Werner Final Mile (“Final Mile”) offers home and business deliveries of large or heavy items using third-party agents with two associates operating a liftgate straight truck. Our Brokerage unit had transportation services contracts with 22,332 carriers as of December 31, 2018.
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
We operate in the truckload and logistics sectors of the transportation industry. Our Truckload segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (expedited) or (iv) conversion of their private fleet to us (dedicated). In 2018, trucking revenues (net of fuel surcharge) and trucking fuel surcharge revenues accounted for 75% of total operating revenues, and non-trucking and other operating revenues (primarily

Werner Logistics revenues) accounted for 25% of total operating revenues. Our Werner Logistics segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Werner Logistics services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport, (iv) international and (v) final mile. The Werner Logistics international services are provided through our domestic and global subsidiary companies and include (i) ocean, air and ground transportation services, (ii) door-to-door freight forwarding and (iii) customs brokerage. Most Werner Logistics international services are provided throughout North America and Asia with additional coverage throughout Australia, Europe, South America and Africa. Werner Logistics is a non-asset-based transportation and logistics provider that is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of Truckload and Werner Logistics, for the last three years under Item 7 of Part II of this Form 10-K.
We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our freight. During 2018, our largest 5, 10, 25 and 50 customers comprised 32%, 45%, 60% and 74% of our revenues, respectively. No single customer generated more than 9% of our revenues in 2018. The industry groups of our top 50 customers are 52% retail and consumer products, 18% grocery products, 18% manufacturing/industrial and 12% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. Most of our Dedicated customer contracts are one to three years in length and may be terminated by either party upon 30 to 90 days’ notice following the expiration of the contract’s first year, and we generally review rates in these contracts annually.
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
Employee Associates and Independent Contractors
As of December 31, 2018, we employed 9,616 drivers; 631 mechanics and maintenance associates for the trucking operation; 1,343 office associates for the trucking operation; and 1,262 associates for Werner Logistics, international, driving schools and other non-trucking operations. We also had 580 independent contractors who provide both a tractor and a driver or drivers. None of our U.S., Canadian or Chinese associates are represented by a collective bargaining unit, and we consider relations with our associates to be good.
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

At times, there are driver shortages in the trucking industry. Availability of experienced drivers can be affected by (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in the economy; and (iii) individual drivers’ desire to be home more frequently. The driver market was increasingly challenging in 2018, and the supply of recent driver training school graduates continues to tighten. We believe that a declining number of, and increased competition for, driver training school graduates, an historically low national unemployment rate, aging truck driver demographics and increased truck safety regulations are tightening driver supply. We believe our strong mileage utilization, attractive and varied pay packages, financial strength, safety record, and new truck fleet are attractive to drivers when compared to many other carriers. Additionally, we believe our large percentage of driving jobs in shorter-haul operations (such as Dedicated and Regional) that allow drivers to return home more often is attractive to drivers.
We utilize recent driver training school graduates as a significant source of new drivers. These drivers have completed a training program at a driver training school, hold a commercial driver’s license (“CDL”) and are further trained by Werner-certified trainer drivers prior to that driver becoming a solo driver with their own truck. As mentioned above, the recruiting environment for recent driver training school graduates remained challenging in 2018. The availability of these drivers has been negatively impacted by the decreased availability of student loan financing for driver training schools. At the end of 2018, we owned two driver training schools that operate a total of 13 driver training locations to assist with the training and development of drivers for our company and the industry.
As economic conditions improve, competition for experienced drivers and recent driver training school graduates may increase and could become more challenging in 2019. We cannot predict whether we will experience future shortages in the availability of experienced drivers or driver training school graduates. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain experienced drivers or driver training school graduates, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
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
Revenue Equipment
As of December 31, 2018, we operated 7,240 company tractors and 580 tractors owned by independent contractors in our Truckload segment. Our Werner Logistics segment operated an additional 40 company tractors at the end of 2018. The company tractors were primarily manufactured by Freightliner (a Daimler company), Peterbilt and Kenworth (both divisions of PACCAR) and International (a Navistar company). We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency.
The average age of our company truck fleet was 1.8 years at December 31, 2018, compared to 1.9 years at December 31, 2017. At December 31, 2018, the average age of our trailer fleet was 4.1 years, compared to 4.7 years at December 31, 2017. All of our trucks are equipped with satellite tracking devices. Approximately 98% of our company-owned trucks have collision mitigation safety systems, and 96% of our company-owned trucks have automatic manual transmissions.
We operated 25,255 company-owned trailers at December 31, 2018, comprised of dry vans, flatbeds, temperature-controlled, and other specialized trailers. Most of our trailers were manufactured by Wabash National Corporation. Nearly all of our dry van trailer fleet consisted of 53-foot composite (DuraPlate®) trailers, and we also provide other trailer lengths, such as 48-foot and 57-foot trailers, to meet the specialized needs of certain customers. Nearly 97% of our trailer fleet has satellite tracking.
Our wholly-owned subsidiary, Werner Fleet Sales, sells our used trucks and trailers. Werner Fleet Sales has been in business since 1992 and operates in 9 locations. We may also trade used trucks to original equipment manufacturers when purchasing new trucks.

Fuel
In 2018, we purchased nearly all of our fuel from a predetermined network of fuel stops throughout the United States, of which approximately 95% was purchased from three large fuel stop chains. We negotiate discounted pricing based on historical purchase volumes with these fuel stop chains.
Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase and provide customers with the benefit of lower fuel costs when fuel prices decline. We do not generally recoup higher fuel costs for empty and out-of-route miles (which are not billable to customers) and truck idle time. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
We maintain aboveground and underground fuel storage tanks at many of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.
Regulations
We are regulated by the U.S. DOT, and certain areas of our business are subject to applicable federal, state and international laws and regulations. DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, drivers’ hours of service (“HOS”), and certain mergers, consolidations, and acquisitions. Werner maintains a satisfactory DOT safety rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could adversely impact Werner’s business, as some of our customer contracts require a satisfactory rating. Werner must also comply with federal, state, and international regulations which govern equipment weight and dimensions.
The Federal Motor Carrier Safety Administration’s (“FMCSA”) Compliance, Safety, Accountability (“CSA”) safety initiative monitors the safety performance of motor carriers. In December 2010, FMCSA made public the Safety Measurement System (“SMS”), which includes monthly updates of specific safety rating measurement and percentile ranking scores for over 500,000 trucking companies. Through SMS, the public could access carrier scores for CSA’s Behavior Analysis and Safety Improvement Categories (“BASICs”). The Fixing America’s Surface Transportation (“FAST”) Act of 2015 directed FMCSA to remove from public view the information regarding carrier alerts and percentile ranks (i.e., scores). The FAST Act also instructed FMCSA to study the accuracy of CSA and SMS data and issue a corrective action plan. In January 2016, FMCSA proposed changes to the method for assigning a motor carrier’s Safety Fitness Determination (“SFD”) by using CSA data. FMCSA withdrew the SFD proposed rule on March 23, 2017, and the agency must receive the National Academies of Sciences (“NAS”) study before determining whether further rulemaking action of SFD is necessary. In June 2017, NAS issued its study with recommendations to FMCSA, which included adopting a new statistical model to measure motor carrier safety. On July 16, 2018, FMCSA published the “Corrective Action Plan Report to Congress” in response to the NAS recommendations and announced the withdrawal of the proposed enhancements to the SMS. Werner continues to monitor CSA related developments.
Interstate motor carriers are subject to FMCSA HOS regulations. FMCSA adopted a final rule in December 2011 that included provisions affecting restart periods, rest breaks, on-duty time, and penalties for violations. We began dispatching drivers under the revised HOS rules which became effective July 1, 2013. These rules were more restrictive and we believe adversely affected driver productivity. The Consolidated Appropriations Act of 2016 was passed by Congress with a provision to reduce the negative effects of the restricted hours and required an FMCSA study to demonstrate results with statistically significant improvements in safety, driver health, and other factors, before the agency could reinstate the restart rule restrictions that became effective in July 2013. Language included in the Fiscal Year 2017 Continuing Resolution allowed carriers to comply with the pre-July 2013 restart provision. In March 2017, FMCSA released the HOS Restart study report indicating the restrictions do not improve safety; as a result, the pre-July 2013 restart rule will remain in effect indefinitely.
Werner is the industry leader for ELDs to record driver hours and pioneered the Werner Paperless Logging System in 1996 that was subsequently approved for our use by FMCSA in 1998. In an effort to increase highway safety and improve compliance, Werner supported FMCSA’s ELD mandate. Legislative, regulatory, and legal efforts to delay the ELD final rule were unsuccessful and had minimal impact to the mandated implementation date. The final ELD rule was issued in December 2015, and on December 18, 2017, the final rule went into effect requiring all motor carriers to have certified ELDs that meet specific standards for documenting HOS. The out-of-service enforcement of ELDs began April 1, 2018.
FMCSA published a final rule that establishes the Commercial Driver’s License Drug and Alcohol Clearinghouse in December 2016, which requires motor carriers, designated service agents, medical review officers, and substance abuse professionals to submit records related to drug and alcohol tests to a nationwide database. Carriers and service agents are required to report test refusals and positive results as well as query the database prior to hiring an applicant. Compliance with the national drug and alcohol clearinghouse final rule is required starting in January 2020.
FMCSA issued its final rule for Entry-Level Driver Training (“ELDT”) in December 2016. The final rule requires that behind-the-wheel proficiency be determined by the instructor’s evaluation. Werner believes the rule succeeds in outlining a core curriculum that can lead to improved trucking safety for the industry and general public. The compliance date of the ELDT rule is February 7, 2020. We will continue to monitor the status of this rulemaking as it will directly impact our training schools and the hiring of professional drivers.
The Environmental Protection Agency (“EPA”) and DOT announced in August 2016 Phase 2 of the Greenhouse Gas (“GHG”) and Fuel Efficiency Standards for Medium and Heavy-Duty Trucks, which sets separate standards for both engines and vehicles. The final rule requires a reduction of up to 25 percent in carbon emissions and fuel savings from engines and vehicles over the next decade. New trailers purchased in 2027 will see up to an additional 9 percent in carbon reductions and fuel savings. On December 20, 2016, EPA issued a statement acknowledging the need to further reduce nitrogen oxide (“NOx”) emissions and the need to develop one NOx standard. In November 2018, EPA announced its intent for a future rulemaking to update standards for NOx emissions.
California’s ongoing emissions reduction goals have significantly impacted the industry. The California Air Resources Board regulations not only apply to California intrastate carriers, but also to carriers outside of California who own or dispatch equipment in the state. Werner continues undertaking strategies to structure our fleet plans to operate compliant equipment in California.
WGL, through its domestic and global subsidiary companies, holds a variety of licenses required to carry out its international services. These licenses permit WGL to provide services as a Non-Vessel Operating Common Carrier (“NVOCC”), customs broker, freight forwarder, indirect air carrier, accredited cargo agent, as well as to provide other services. These international services subject WGL to regulation by the Transportation Security Administration (“TSA”) and Customs and Borders Protection (“CBP”) agencies of the U.S. Department of Homeland Security, the U.S. Federal Maritime Commission (“FMC”), the International Air Transport Association (“IATA”), as well as similar regulatory agencies in foreign jurisdictions.
Our operations are subject to applicable federal, state, and local environmental laws and regulations, many of which are implemented by the EPA and similar state regulatory agencies. These laws and regulations govern the management of hazardous wastes, discharge of pollutants into the air and surface and underground waters and disposal of certain substances. We do not believe that compliance with these regulations has a material effect on our capital expenditures, earnings and competitive position.
On November 30, 2018, President Trump, Prime Minister Trudeau, and then Mexican President Nieto signed the United States-Mexico-Canada Agreement (“USMCA”), which agreement would serve as a successor for the North American Free Trade Agreement (“NAFTA”). The new agreement will need to be ratified by all three countries. We conduct a substantial amount of business in international freight shipments to and from the United States, Mexico, and Canada (see Note 9 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We believe we are one of the largest truckload carriers in terms of freight volume shipped to and from the United States, Mexico, and Canada.
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
To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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
A significant portion of our revenue is generated from key customers. During 2018, our largest 5, 10 and 25 customers accounted for 32%, 45% and 60% of revenues, respectively. No single customer generated more than 9% of our revenues in 2018. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Our contractual relationships with our Dedicated customers are typically one to three years in length and may be terminated by either party upon 30 to 90 days’ notice following the expiration of the contract’s first year, and we generally review rates in these contracts annually. We cannot provide any assurance that key customer relationships will continue at the same levels. If a key customer substantially reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis and review individual past-due balances and collection concerns. However, a key customer’s financial failure may negatively affect our results of operations.
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
Our results are affected by the success of our operations in Mexico, China and other foreign countries in which we operate (see Note 9 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA for Mexico and Canada. The agreement permitting cross border movements for both United States and Mexican based carriers into the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion on the cross border lanes between countries. On November 30, 2018, the United States, Canada and Mexico signed the USMCA as an overhaul and update to NAFTA. The USMCA is subject to ratifications by the legislative bodies of all three signatory countries. it is difficult to anticipate the full impact of this agreement on our business, financial condition, cash flows and results of operations.
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
Our operations are subject to applicable environmental laws and regulations, the violation of which could result in substantial fines or penalties.
In addition to direct regulation by DOT, EPA and other federal, state, and local agencies, we are subject to applicable environmental laws and regulations dealing with the handling of hazardous materials, aboveground and underground fuel storage tanks, discharge and retention of storm-water, and emissions from our vehicles. We operate in industrial areas, where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. We also maintain bulk fuel storage at several of our facilities. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. Tractors and trailers used in our daily operations have been affected by regulatory changes related to air emissions and fuel efficiency, and may be adversely affected in the future by new regulatory actions.
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
We have not received any written comments from SEC staff regarding our periodic or current reports that were issued 180 days or more preceding the end of our 2018 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES
Our headquarters are located on approximately 144 acres near U.S. Interstate 80 west of Omaha, Nebraska, 55 acres of which are undeveloped. Our headquarters office building includes a computer center, drivers’ lounges, cafeteria and company store. The Omaha headquarters also includes a driver safety and training facility, equipment maintenance and repair facilities and a sales office for selling used trucks and trailers. These maintenance facilities contain a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers, two paint booths and a reclaim center. Our headquarter facilities have suitable space available to accommodate planned needs for at least the next three to five years.

We also have several terminals throughout the United States, consisting of office and/or maintenance facilities. In addition, we own parcels of land in several locations in the United States for future terminal development. Our terminal locations are described below:

Location	Owned or Leased	Description	Segment
Omaha, Nebraska	Owned	Corporate headquarters, maintenance, truck sales	Truckload, Werner Logistics, Corporate
Omaha, Nebraska	Owned	Disaster recovery, warehouse	Corporate
Phoenix, Arizona	Owned	Office, maintenance	Truckload
Fontana, California	Owned	Office, maintenance, truck sales	Truckload
Denver, Colorado	Owned	Office, maintenance	Truckload
Atlanta, Georgia	Owned	Office, maintenance, truck sales	Truckload
Indianapolis, Indiana	Leased Owned	Office, maintenance Office, truck sales	Truckload Truckload
Springfield, Ohio	Owned	Office, maintenance, truck sales	Truckload
Allentown, Pennsylvania	Leased	Office, maintenance	Truckload
Dallas, Texas	Owned	Office, maintenance, truck sales	Truckload
Laredo, Texas	Owned	Office, maintenance, transloading, truck sales	Truckload, Werner Logistics
Lakeland, Florida	Leased	Office, maintenance	Truckload
El Paso, Texas	Owned	Office, maintenance	Truckload
Joliet, Illinois	Owned	Office, maintenance, truck sales	Truckload
West Memphis, Arkansas	Owned	Maintenance, truck sales	Truckload
Brownstown, Michigan	Owned	Maintenance	Truckload
Newbern, Tennessee	Leased	Maintenance	Truckload

We currently lease (i) small sales offices, brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico, Canada and China. We own (i) a 96-room motel located near our Omaha headquarters; (ii) an 85-room hotel located near our Atlanta terminal; (iii) a 71-room private driver lodging facility at our Dallas terminal; (iv) a warehouse facility in Omaha; and (v) a terminal facility in Queretaro, Mexico, which we lease to a third party. The Werner Fleet Sales network had nine locations, which were located in certain terminals listed above. Our driver training schools operated in 13 locations in the United States.

ITEM 3.	LEGAL PROCEEDINGS
We are a party subject to routine litigation incidental to our business, primarily involving claims for bodily injury, property damage, cargo and workers’ compensation incurred in the transportation of freight. We have maintained a self-insurance program with a qualified department of risk management professionals since 1988. These associates manage our bodily injury, property damage, cargo and workers’ compensation claims. An actuary reviews our calculation of the undiscounted self-insurance reserves for bodily injury, property damage and workers’ compensation claims at year-end.
We renewed our liability insurance policies on August 1, 2018 with the same deductibles and aggregates that became effective with the August 1, 2017 renewal. Our self-insured retention (“SIR”) and deductible amount continues to be $3.0 million, plus administrative expenses, for each occurrence involving bodily injury or property damage. We also have an annual $6.0 million aggregate for claims between $3.0 million and $5.0 million and an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million. As a result, we are responsible for the first $10.0 million per claim, until we meet the $6.0 million aggregate for claims between $3.0 million and $5.0 million. Our SIR/deductible was $2.0 million for policy years from August 1, 2004 through July 31, 2017, and we were also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. For the policy years August 1, 2015 through July 31, 2017, we had an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims between $5.0 million and $10.0 million. We maintain premium-based liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim, to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage. See also Note 1 and Note 7 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.

We are responsible for workers’ compensation claims up to $1.0 million per claim and have premium-based insurance coverage for individual claims above $1.0 million. We also maintain a $26.7 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier.
Information regarding the May 17, 2018 adverse jury verdict and subsequent final judgment on July 30, 2018 in Harris County District Court in Houston, Texas, is incorporated by reference from Note 7 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol “WERN”. As of February 11, 2019, our common stock was held by 270 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have paid cash dividends on our common stock following each fiscal quarter since the first payment in July 1987. Our current quarterly dividend rate is $0.09 per common share. We currently intend to continue paying a regular quarterly dividend. We do not currently anticipate any restrictions on our future ability to pay such dividends. However, we cannot give any assurance that dividends will be paid in the future or of the amount of any such dividends because they are dependent on our earnings, financial condition and other factors.
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

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Werner Enterprises, Inc. (WERN)	$100	$127	$96	$112	$162	$125
Standard & Poor’s 500	$100	$114	$115	$129	$157	$150
Peer Group	$100	$111	$79	$103	$129	$109
Assuming the investment of $100 on December 31, 2013, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and our Peer Group over the same period. Our Peer Group includes companies similar to us in the transportation industry and has the following companies: ArcBest; Echo Global Logistics; Forward Air; Genesee & Wyoming; Heartland Express; Hub Group; JB Hunt; Kansas City Southern; Kirby; Knight-Swift Transportation (Knight Transportation and Swift Transportation merged in 2017); Landstar System; Old Dominion Freight Line; Saia; Schneider National; and YRC Worldwide. Our stock price was $29.54 as of December 31, 2018. This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2018.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that Werner Enterprises, Inc. (the “Company”) is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of December 31, 2018, the Company had purchased 5,364,392 shares pursuant to this authorization and had 2,635,608 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

The following table summarizes our stock repurchases during fourth quarter 2018 made pursuant to this authorization. The Company did not purchase any shares during fourth quarter 2018 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2018	400,000	$32.40	400,000	3,035,608
November 1-30, 2018	95,000	$32.82	95,000	2,940,608
December 1-31, 2018	305,000	$31.72	305,000	2,635,608
Total	800,000	$32.19	800,000	2,635,608

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of Part II of this Form 10-K.

(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Operating revenues	$2,457,914	$2,116,737	$2,008,991	$2,093,529	$2,139,289
Net income (1)	168,148	202,889	79,129	123,714	98,650
Diluted earnings per share (1)	2.33	2.80	1.09	1.71	1.36
Cash dividends declared per share	0.34	0.27	0.24	0.22	0.20
Total assets (2)	2,083,504	1,807,991	1,793,003	1,585,647	1,480,462
Total debt	125,000	75,000	180,000	75,000	75,000
Stockholders’ equity (1)	1,264,753	1,184,782	994,787	935,654	833,860
Book value per share (1) (3)	17.95	16.36	13.78	13.00	11.58
Return on average stockholders’ equity (1) (4)	13.7%	19.5%	8.2%	14.1%	12.4%
Return on average total assets (1) (2) (5)	8.7%	11.5%	4.7%	8.2%	7.0%
Operating ratio (consolidated) (6)	90.9%	93.2%	93.7%	90.4%	92.5%

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

(2)
Pursuant to the Company’s early adoption of Accounting Standards Update 2015-17, “Total assets” and “Return on average total assets” for each year, except 2014, reflect the impact of reclassifying the current deferred income tax asset into the non-current deferred income tax liability.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:

•	Cautionary Note Regarding Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commercial Commitments

•	Off-Balance Sheet Arrangements

•	Critical Accounting Estimates

•	Inflation
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
Revenues for our Truckload segment operating units (Dedicated and One-Way Truckload) are typically generated on a per-mile basis and also include revenues such as stop charges, loading and unloading charges, equipment detention charges and equipment repositioning charges. To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average percentage of empty miles (miles without trailer cargo), (iii) average trip length (in loaded miles) and (iv) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our Truckload segment also generates a small amount of revenues categorized as non-trucking revenues, which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where the Truckload segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our Truckload segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the Truckload segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for 2018 to 2017, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The Truckload segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

	2018		2017		2016		Percentage Change in Dollar Amounts
(Amounts in thousands)	$	%	$	%	$	%	2018 to 2017 (%)	2017 to 2016 (%)
Operating revenues	$2,457,914	100.0	$2,116,737	100.0	$2,008,991	100.0	16.1	5.4

Operating expenses:
Salaries, wages and benefits	781,064	31.8	681,547	32.2	636,112	31.7	14.6	7.1
Fuel	254,564	10.4	198,745	9.4	155,042	7.7	28.1	28.2
Supplies and maintenance	185,074	7.5	164,325	7.7	171,397	8.5	12.6	(4.1)
Taxes and licenses	87,318	3.5	86,768	4.1	85,547	4.3	0.6	1.4
Insurance and claims	98,133	4.0	79,927	3.8	83,866	4.2	22.8	(4.7)
Depreciation	230,151	9.4	217,639	10.3	209,728	10.4	5.7	3.8
Rent and purchased transportation	589,002	24.0	509,573	24.1	512,296	25.5	15.6	(0.5)
Communications and utilities	16,063	0.6	16,105	0.7	16,106	0.8	(0.3)	—
Other	(7,670)	(0.3)	18,288	0.9	12,827	0.6	(141.9)	42.6
Total operating expenses	2,233,699	90.9	1,972,917	93.2	1,882,921	93.7	13.2	4.8

Operating income	224,215	9.1	143,820	6.8	126,070	6.3	55.9	14.1
Total other expense (income)	334	—	(737)	—	(1,390)	—	145.3	47.0
Income before income taxes	223,881	9.1	144,557	6.8	127,460	6.3	54.9	13.4
Income tax expense (benefit)	55,733	2.3	(58,332)	(2.8)	48,331	2.4	195.5	(220.7)
Net income	$168,148	6.8	$202,889	9.6	$79,129	3.9	(17.1)	156.4

The following tables set forth the operating revenues, operating expenses and operating income for the Truckload segment, as well as certain statistical data regarding our Truckload segment operations for the periods indicated.

	2018		2017		2016
Truckload Transportation Services (amounts in thousands)	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$1,588,175		$1,403,863		$1,356,284
Trucking fuel surcharge revenues	265,078		205,515		155,293
Non-trucking and other operating revenues	28,070		25,866		22,404
Operating revenues	1,881,323	100.0	1,635,244	100.0	1,533,981	100.0
Operating expenses	1,678,742	89.2	1,497,185	91.6	1,426,268	93.0
Operating income	202,581	10.8	138,059	8.4	107,713	7.0

Truckload Transportation Services segment	2018	2017	2016
Average tractors in service	7,622	7,305	7,263
Average revenues per tractor per week (1)	$4,007	$3,696	$3,591
Total tractors (at year end)
Company	7,240	6,805	6,305
Independent contractor	580	630	795
Total tractors	7,820	7,435	7,100
Total trailers (at year end)	23,945	22,900	22,725

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$770,972	$708,988	$692,685
Average tractors in service	3,345	3,483	3,571
Total tractors (at year end)	3,320	3,435	3,450
Average percentage of empty miles	11.17%	11.32%	11.47%
Average revenues per tractor per week (1)	$4,432	$3,914	$3,730
Average % change in revenues per total mile (1)	13.2%	3.0%	(4.8)%
Average % change in total miles per tractor per week	0.0%	1.8%	(0.6)%
Average completed trip length in miles (loaded)	833	813	777

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$817,203	$694,875	$663,599
Average tractors in service	4,277	3,822	3,692
Total tractors (at year end)	4,500	4,000	3,650
Average revenues per tractor per week (1)	$3,673	$3,496	$3,456

(1)	Net of fuel surcharge revenues.
The following tables set forth the Werner Logistics segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	2018		2017		2016
Werner Logistics segment (amounts in thousands)	$	%	$	%	$	%
Operating revenues	$518,078	100.0	$417,639	100.0	$417,172	100.0
Rent and purchased transportation expense	436,220	84.2	355,544	85.1	345,790	82.9
Gross margin	81,858	15.8	62,095	14.9	71,382	17.1
Other operating expenses	61,480	11.9	53,412	12.8	50,648	12.1
Operating income	$20,378	3.9	$8,683	2.1	$20,734	5.0

Werner Logistics segment	2018	2017	2016
Average tractors in service	42	50	73
Total tractors (at year end)	40	45	74
Total trailers (at year end)	1,310	1,600	1,625
2018 Compared to 2017
Operating Revenues
Operating revenues increased 16.1% in 2018 compared to 2017. When comparing 2018 to 2017, Truckload segment revenues, net of fuel surcharge, increased $184.3 million, or 13.1%. Revenues for the Werner Logistics segment increased $100.4 million or 24.0%.
Freight demand in our One-Way Truckload fleet was much stronger than normal during much of 2018. In the latter half of 2018, freight demand in our One-Way Truckload fleet was stronger than normal, but below the unusually strong freight demand market in the latter half of 2017, which was aided by tightened industry supply following two major hurricanes in August and September 2017.
Trucking revenues, net of fuel surcharge, increased 13.1% in 2018 compared to 2017 due to an 8.4% increase in average revenues per tractor per week, net of fuel surcharge revenues, and a 4.3% increase in the average number of tractors in service. Average revenues per total mile, net of fuel surcharge revenues, increased 11.8%, and average miles per truck decreased 3.0% from 2017 to 2018. The increase in average revenues per total mile was due primarily to higher contractual rates, increased customer project revenues, growth in Dedicated business, and lane mix changes. We currently expect average revenues per total mile for the One-Way Truckload fleet to increase between 4% and 8% for 2019 compared to 2018. The growth in our shorter-haul Dedicated fleet is primarily responsible for the decline in average miles per truck for the Truckload segment, as the average miles per tractor in our One-Way Truckload fleet was flat year over year.
The average number of tractors in service in the Truckload segment increased to 7,622 in 2018 compared to 7,305 in 2017. We ended 2018 with 7,820 tractors in the Truckload segment, a year-over-year increase of 385 trucks. Our Dedicated unit ended 2018 with 4,500 trucks (or 58% of our total Truckload segment fleet) compared to 4,000 trucks at the end of 2017. We currently expect to grow our truck fleet by 3% to 5% in 2019, with nearly all of the growth expected to be in Dedicated in the first half of 2019. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues increased 29.0% to $265.1 million in 2018 from $205.5 million in 2017 because of higher average fuel prices in 2018. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its five operating units and exclude revenues for full truckload shipments transferred to the Truckload segment, which are recorded as trucking revenues by the Truckload segment. Werner Logistics also recorded revenue and brokered freight expense of $1.1 million in 2018 and $0.8 million in 2017 for Intermodal drayage movements performed by the Truckload segment (also recorded as trucking revenues by the Truckload segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics revenues increased 24.0% to $518.1 million in 2018 from $417.6 million in 2017, with all five operating units experiencing revenue growth in 2018. Werner Logistics gross margin dollars increased 31.8% to $81.9 million in 2018 from $62.1 million in 2017, and Werner Logistics gross margin percentage increased to 15.8% in 2018 from 14.9% in 2017. Werner Logistics operating income percentage increased to 3.9% in 2018 from 2.1% in 2017. The gross margin increase is due primarily to the strength in pricing in transactional brokerage and Intermodal, and our operating margin increase is due primarily to effective cost management. We continue to see strong customer interest in the value of the Werner Logistics portfolio of service offerings, particularly as the market remains strong and shippers tend to consolidate their logistics business with the stability of larger asset-backed logistics providers.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.9% in 2018 compared to 93.2% in 2017. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins and certain statistical information for our two reportable segments, Truckload and Werner Logistics.
Salaries, wages and benefits increased $99.5 million or 14.6% in 2018 compared to 2017 and decreased 0.4% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and student pay rates and approximately 23 million more company truck miles in 2018 compared to 2017, both of which resulted in higher payroll taxes and other payroll-related fringe benefits, as well as higher non-driver pay and increases in higher-cost medical claims, prescription drugs, and other health insurance costs in 2018. When evaluated on the basis of company truck miles, driver pay increased by slightly more than 10%. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 18.6% in 2018 compared to 2017 compared to 24% higher revenues.
We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2018. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premium rate for the policy year beginning April 2018 is 10% lower than the rate for the previous policy year.
The driver recruiting market is increasingly difficult. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, an historically low national unemployment rate, aging truck driver demographics and increased truck safety regulations including the regulation changes for electronic logging devices. We continued to take significant actions to strengthen our driver recruiting and retention to make Werner the preferred choice for the best drivers, including raising driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety and training features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. These efforts continued to have positive results on our driver retention, producing one of the best driver retention percentages in the last 20 years. We are unable to predict whether we will experience future driver shortages or continue to maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel increased $55.8 million or 28.1% in 2018 compared to 2017 and increased 1.0% as a percentage of operating revenues due to higher average diesel fuel prices and more company trucks and miles in 2018. Average diesel fuel prices, excluding fuel taxes, for the full year 2018 were 44 cents per gallon higher than the full year 2017, a 25% increase.
We continue to employ measures to improve our fuel mpg, including (i) limiting truck engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet including new trucks, more aerodynamic truck features, idle reduction systems, trailer tire inflation systems, trailer skirts and automated manual transmissions to reduce our fuel gallons purchased. However, fuel savings from mpg improvement is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid. Although our fuel management programs require significant capital investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as an EPA SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.
Through February 22, the average diesel fuel price per gallon in 2019 was approximately 18 cents lower than the average diesel fuel price per gallon in the same period of 2018 and approximately 15 cents lower than the average for first quarter 2018.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $20.7 million or 12.6% in 2018 compared to 2017 and decreased 0.2% as a percentage of operating revenues due to higher company miles driven in 2018, increased tractor and trailer maintenance costs, and higher equipment maintenance costs for towing, road calls, jump starts and other weather-related maintenance due to more severe winter weather conditions in first quarter 2018. We also incurred higher driver recruiting and other driver-related costs in 2018.

Taxes and licenses increased $0.6 million or 0.6% in 2018 compared to 2017 and decreased 0.6% as a percentage of operating revenues. During third quarter 2018, we reached a favorable settlement related to a property tax dispute that reduced taxes and licenses expense by $4.9 million for property taxes that were expensed and paid over a multi-year period. The effect of having more company trucks and company truck miles offset this favorable item.
Insurance and claims increased $18.2 million or 22.8% in 2018 compared to 2017 and increased 0.2% as a percentage of operating revenues. The increase in 2018 compared to 2017 is primarily the result of $15.2 million of insurance and claims expense accruals (including interest and legal fees) in 2018 related to an adverse jury verdict rendered May 17, 2018, in a lawsuit arising from a December 2014 accident. Under our insurance policies in effect on the date of this accident, our maximum liability for this accident is $10.0 million plus pre-judgment and post-judgment interest, with premium-based insurance coverage that exceeds the jury verdict amount. The Company is pursuing an appeal of this verdict. We expect to accrue $1.2 million of insurance and claims expense per quarter for post-judgment interest pursuant to this case, until such time as the outcome of our appeal is finalized. See Note 7 in the Notes to Consolidated Financial Statements set forth in Part II of this report for information on the adverse jury verdict. Most of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
We renewed our liability insurance policies on August 1, 2018 with the same deductibles and aggregates as the August 1, 2017 renewal. We continue to be responsible for the first $3.0 million per claim with an annual $6.0 million aggregate for claims between $3.0 million and $5.0 million. We also have an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million. As a result, we are responsible for the first $10.0 million per claim, until we meet the $6.0 million aggregate for claims between $3.0 million and $5.0 million. For the policy year that ended July 31, 2017, we were responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims between $5.0 million and $10.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2018 are similar to premiums for the previous policy year on a per-mile basis. See Item 3 of Part I of this Form 10-K for information on our bodily injury and property damage coverage levels since August 1, 2015.
Depreciation increased $12.5 million or 5.7% in 2018 compared to 2017 and decreased 0.9% as a percentage of operating revenues. This expense increase is due primarily to (i) the higher cost of new revenue equipment, (ii) a larger company truck and trailer fleet, and (iii) information technology and communication infrastructure upgrades. In 2017, we recognized higher expense from reducing the estimated life of certain trucks in fourth quarter 2016 to more rapidly depreciate the trucks to their residual values. This change resulted in additional depreciation expense of $3.4 million in 2017 but had no effect on 2018 as the trucks were sold in 2017.
In 2015 and 2016, we invested nearly $1 billion of capital expenditures (before sales of equipment) primarily to reduce the average age of our trucks and trailers. Our investment in newer trucks and trailers improves our driver experience, raises operational efficiency and helps us to better manage our maintenance, safety and fuel costs. We intend to maintain our newer fleet age of trucks and trailers. The average age of our company truck fleet was 1.8 years as of December 31, 2018.
Rent and purchased transportation expense increased $79.4 million or 15.6% in 2018 compared to 2017 and decreased 0.1% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the Truckload segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $80.7 million and decreased to 84.2% of Werner Logistics revenues in 2018 from 85.1% in 2017. The increase is due to $100.4 million higher total revenues, and the higher gross margin percentage in 2018 is due primarily to strength in pricing in transactional brokerage and Intermodal.
Rent and purchased transportation expense for the Truckload segment decreased $1.3 million in 2018 compared to 2017. This decrease is due primarily to lower payments to independent contractors in 2018 compared to 2017, resulting from a 13.6% decrease (13 million miles) in independent contractor miles driven in 2018. This decrease was partially offset by higher average diesel fuel prices in 2018, which resulted in higher reimbursement to independent contractors for fuel and an increase to the per-mile settlement rate for certain independent contractors in June 2018. Independent contractor miles as a percentage of total miles were 10.3% in 2018 and 12.1% in 2017. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.
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
Other operating expenses decreased $26.0 million in 2018 compared to 2017 and decreased 1.2% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $24.9 million in 2018, including $5.9 million from sales of real estate, compared to $6.8 million in 2017. In 2018, we sold more trucks and fewer trailers than in 2017. We realized higher average gains per truck and trailer sold in 2018 compared to 2017. Pricing in the market for our used trucks strengthened during 2018 while we continued to make progress selling late-model trucks via our proprietary retail network. We currently expect gains on sales of equipment in 2019 to be similar to 2018. Provision for doubtful accounts related to the driver training schools was lower in 2018 than in 2017, resulting from adopting the new revenue recognition accounting standard effective January 1, 2018, under which we recorded a $14.3 million reduction in revenues in 2018 related to our driver training schools that would have been reported as bad debt expense prior to the new standard.
Other Expense (Income)
Other expense (income) increased $1.1 million in 2018 compared to 2017 and remained flat as a percentage of operating revenues. Interest income decreased in 2018 compared 2017 to due to lower average outstanding notes receivable, and interest expense increased in 2018 compared to 2017 due to higher average outstanding debt.
Income Tax Expense (Benefit)
Income tax expense (benefit) increased $114.1 million in 2018 compared to 2017, due primarily to the impact of federal tax law changes in 2017. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), enacted on December 22, 2017, lowered the federal corporate income tax rate to 21% from 35% effective January 1, 2018. We recorded a $110.5 million non-cash reduction in income tax expense in 2017, which resulted from the Company’s revalued net deferred income tax liabilities to reflect the lower federal income tax rate. Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.9% (income tax expense) in 2018 and was -40.4% (income tax benefit) in 2017. The Company currently estimates its full year 2019 effective income tax rate to be approximately 25% to 26%.
2017 Compared to 2016
Operating Revenues
Operating revenues increased 5.4% in 2017 compared to 2016. When comparing 2017 to 2016, Truckload segment revenues increased $101.3 million, or 6.6%, of which nearly half resulted from higher fuel surcharge revenues due to higher fuel prices. Revenues for the Werner Logistics segment increased $0.5 million.
Freight demand in our One-Way Truckload fleet was seasonally softer with weaker trends early in 2017, but began to improve to more normal seasonal levels in March. Freight continued to improve through August, trending better than normal and better than the more challenging periods of 2016. Beginning in September, the freight market strengthened further due in part to the two major hurricanes in Texas and Florida. While these events resulted in short-term costs to the Company, at the same time, they improved market pricing and further widened the positive gap between demand and capacity leading into peak season. Fourth quarter 2017 freight demand in our One-Way Truckload fleet was strong. Freight in October 2017 was seasonally better than normal, and demand strengthened further in November and December.
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
Operating Expenses
Our operating ratio was 93.2% in 2017 compared to 93.7% in 2016. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins and certain statistical information for our two reportable segments, Truckload and Werner Logistics.

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
The driver recruiting market remained challenging in 2017. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, a low national unemployment rate, aging truck driver demographics and increased truck safety regulations. We proactively took many significant actions over the last two years to strengthen our driver recruiting and retention to make Werner the preferred choice for the best drivers, including raising driver pay, lowering the age of our truck fleet, installing safety and training features on all new trucks, investing in our driver training schools and collaborating with customers to improve or eliminate unproductive freight. These steps helped us to grow our fleet by nearly 5% in 2017 in this difficult driver market. In 2017, our driver turnover rate once again improved, as we achieved our lowest annual driver turnover rate in 19 years.
Fuel increased $43.7 million or 28.2% in 2017 compared to 2016 and increased 1.7% as a percentage of operating revenues due to higher average diesel fuel prices and more company trucks and miles, partially offset by improved miles per gallon (“mpg”). Average diesel fuel prices in 2017 were 32 cents per gallon higher than in 2016, a 23% increase.
During 2017, we continued to employ measures to improve our fuel mpg and invest in fuel saving equipment solutions, which were also intended to lessen environmental impact. These measures resulted in an improvement in mpg in 2017 compared to 2016, however, fuel savings from the mpg improvement was partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid.
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
Insurance and claims decreased $3.9 million or 4.7% in 2017 compared to 2016 and decreased 0.4% as a percentage of operating revenues. The decrease in 2017 compared to 2016 is primarily the result of a lower amount of unfavorable loss development on prior period large dollar claims in 2017. We renewed our liability insurance policies on August 1, 2017 and assumed additional risk exposure by increasing our self-insured retention and deductible levels. Effective on August 1, 2017, we were responsible for the first $3.0 million per claim with an annual $6.0 million aggregate for claims between $3.0 million and $5.0 million. We also had an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million. As a result, we were responsible for the first $10.0 million per claim, until meeting the $6.0 million aggregate for claims between $3.0 million and $5.0 million. For the policy years that ended July 31, 2016 and 2017, we were responsible for the first $2.0 million per claim with an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims between $5.0 million and $10.0 million. We maintained liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. As a result of the higher self-insured retention and deductible amounts under the new policies, our liability insurance premiums for the policy year that began August 1, 2017 were about $3.7 million lower than premiums for the previous policy year.
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
Income Tax Expense (Benefit)
Income tax expense (benefit) decreased $106.7 million in 2017 compared to 2016, due primarily to the impact of federal tax law changes. The Tax Act, enacted on December 22, 2017, lowered the federal corporate income tax rate to 21% from 35% effective January 1, 2018. We recorded a $110.5 million non-cash reduction in income tax expense in 2017, which resulted from the Company’s revalued net deferred income tax liabilities to reflect the lower federal income tax rate. Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was -40.4% (income tax benefit) in 2017 and was 37.9% (income tax expense) in 2016.
Liquidity and Capital Resources:

During the year ended December 31, 2018, we generated cash flow from operations of $418.2 million, a 47.8% increase ($135.3 million), compared to the year ended December 31, 2017. This increase in net cash provided by operating activities is attributed primarily to the increase in pre-tax earnings in 2018 and the reduction in the federal corporate income tax rate as a result of the Tax Act, as well as a $32.2 million increase in cash flow related to insurance, claims and other long-term accruals. Cash flow from operations decreased $26.8 million in 2017 from 2016, or 8.7%. This decrease is attributed primarily to a $32.5 million decrease in cash flows related to accounts receivable due in part to extended payment terms with customers and growth in revenues in the latter part of 2017 not yet collected from customers. We were able to make net capital expenditures, repurchase stock, and pay dividends with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our existing credit facilities.

Net cash used in investing activities increased by $147.6 million to $331.4 million in 2018 from $183.8 million in 2017 and decreased by $226.4 million in 2017 from $410.3 million in 2016. Net property additions (primarily revenue equipment) were $349.0 million for the year ended December 31, 2018, compared to $198.8 million during the same period of 2017 and $429.6 million during 2016. As of December 31, 2018, we were committed to property and equipment purchases of approximately $276.1 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2019 to be in the range of $275.0 million to $300.0 million following our multi-year elevated capital expenditure investment.
Net financing activities used $67.6 million in 2018, used $101.4 million in 2017 and provided $83.4 million in 2016. During the year ended December 31, 2018, we borrowed $110.0 million of debt and repaid $60.0 million of debt. Our outstanding debt at December 31, 2018 totaled $125.0 million. During 2017, we repaid $105.0 million of debt, and in 2016, we borrowed $165.0 million and repaid $60.0 million. We paid quarterly dividends of $23.0 million in 2018, $18.8 million in 2017 and $17.3 million in 2016. We increased our quarterly dividend rate by $0.02 per share, or 29%, beginning with the dividend paid in July 2018, and increased our quarterly dividend rate by $0.01 per share, or 17%, beginning with the dividend paid in July 2017. We repurchased 2,077,101 shares of common stock at a cost of $72.2 million in 2018, and we did not repurchase any common stock in 2017 or 2016. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends on stock market conditions and other factors. As of December 31, 2018, the Company had purchased 5,364,392 shares pursuant to our current Board of Directors repurchase authorization and had 2,635,608 shares remaining available for repurchase.
Management believes our financial position at December 31, 2018 is strong. As of December 31, 2018, we had $33.9 million of cash and cash equivalents and over $1.2 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of December 31, 2018, we had a total of $325.0 million of borrowing capacity under three credit facilities (see Note 3 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for information regarding our credit agreements as of December 31, 2018), of which we had borrowed $125.0 million. The remaining $200.0 million of credit available under these facilities at December 31, 2018 is reduced by the $30.3 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.
Contractual Obligations and Commercial Commitments:
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2018.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year (2019)	1-3 years (2020-2021)	3-5 years (2022-2023)	More than 5 years (After 2023)	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$2.6	$—	$—	$—	$—	$2.6
Long-term debt, including current maturities	125.0	75.0	50.0	—	—	—
Interest payments on debt	3.6	2.8	0.8	—	—	—
Property and equipment purchase commitments	276.1	276.1	—	—	—	—
Total contractual cash obligations	$407.3	$353.9	$50.8	$—	$—	$2.6
Other Commercial Commitments
Unused lines of credit	$169.7	$—	$169.7	$—	$—	$—
Stand-by letters of credit	30.3	30.3	—	—	—	—
Total commercial commitments	$200.0	$30.3	$169.7	$—	$—	$—
Total obligations	$607.3	$384.2	$220.5	$—	$—	$2.6
As of December 31, 2018, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100 million credit facility which will expire on July 12, 2020, and a $75 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”). As of December 31, 2018, we had $75 million outstanding under the term commitment at a variable rate of 3.06%, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $50 million outstanding under the credit facilities at a variable interest rate of 3.01%. Interest payments on debt are based on the debt balance and interest rates at December 31, 2018. The borrowing capacity under these credit facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures. Management believes our financial position is strong, and we therefore expect that we could obtain additional financing, if necessary. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of December 31, 2018, we had recorded a $2.6 million liability for unrecognized tax benefits. We are unable to reasonably determine when the $2.6 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
In 2018, we did not have any non-cancelable revenue equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.
Critical Accounting Estimates:
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
Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements. The insurance and claims accruals (current and non-current) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and estimates of incurred-but-not-reported losses (negative development) using loss development factors based upon past experience. An actuary reviews our undiscounted self-insurance reserves for bodily injury and property damage claims and workers’ compensation claims at year-end. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of December 31, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, and China. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $0.5 million in 2018, foreign currency translation gains were $0.5 million in 2017 and foreign currency translation losses were $4.2 million in 2016, and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 19.68 Pesos to $1.00 at December 31, 2018 compared to 19.74 Pesos to $1.00 at December 31, 2017 and 20.66 Pesos to $1.00 at December 31, 2016.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75 million of debt outstanding at December 31, 2018, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement to reduce our exposure to interest rate increases. We had $50 million of variable rate debt outstanding at December 31, 2018. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR (see Contractual Obligations and Commercial Commitments). Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $500,000. As of December 31, 2018, we had one effective interest rate swap agreement with a notional amount of $75.0 million to reduce our exposure to interest rate increases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Werner Enterprises, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule II listed in the Index in Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1999.
Omaha, Nebraska
March 1, 2019

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016
Operating revenues	$2,457,914	$2,116,737	$2,008,991
Operating expenses:
Salaries, wages and benefits	781,064	681,547	636,112
Fuel	254,564	198,745	155,042
Supplies and maintenance	185,074	164,325	171,397
Taxes and licenses	87,318	86,768	85,547
Insurance and claims	98,133	79,927	83,866
Depreciation	230,151	217,639	209,728
Rent and purchased transportation	589,002	509,573	512,296
Communications and utilities	16,063	16,105	16,106
Other	(7,670)	18,288	12,827
Total operating expenses	2,233,699	1,972,917	1,882,921
Operating income	224,215	143,820	126,070
Other expense (income):
Interest expense	2,695	2,243	2,577
Interest income	(2,737)	(3,308)	(4,158)
Other	376	328	191
Total other expense (income)	334	(737)	(1,390)
Income before income taxes	223,881	144,557	127,460
Income tax expense (benefit)	55,733	(58,332)	48,331
Net income	$168,148	$202,889	$79,129
Earnings per share:
Basic	$2.35	$2.81	$1.10
Diluted	$2.33	$2.80	$1.09
Weighted-average common shares outstanding:
Basic	71,694	72,270	72,057
Diluted	72,057	72,558	72,393
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2018	2017	2016
Net income	$168,148	$202,889	$79,129
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(493)	483	(4,191)
Change in fair value of interest rate swap	255	599	337
Other comprehensive income (loss)	(238)	1,082	(3,854)
Comprehensive income	$167,910	$203,971	$75,275
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$33,930	$13,626
Accounts receivable, trade, less allowance of $8,613 and $8,250, respectively	337,927	304,174
Other receivables	26,545	26,491
Inventories and supplies	10,060	11,694
Prepaid taxes, licenses and permits	16,619	15,972
Other current assets	31,577	28,272
Total current assets	456,658	400,229
Property and equipment, at cost:
Land	59,103	56,300
Buildings and improvements	188,174	171,619
Revenue equipment	1,750,290	1,630,344
Service equipment and other	250,010	256,074
Total property and equipment	2,247,577	2,114,337
Less – accumulated depreciation	760,015	767,474
Property and equipment, net	1,487,562	1,346,863
Other non-current assets	139,284	60,899
Total assets	$2,083,504	$1,807,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$—	$21,539
Accounts payable	97,781	73,802
Current portion of long-term debt	75,000	—
Insurance and claims accruals	67,304	79,674
Accrued payroll	40,271	32,520
Other current liabilities	30,004	24,642
Total current liabilities	310,360	232,177
Long-term debt, net of current portion	50,000	75,000
Other long-term liabilities	10,911	12,575
Insurance and claims accruals, net of current portion	214,030	108,270
Deferred income taxes	233,450	195,187
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 70,441,973 and 72,409,222 shares outstanding, respectively	805	805
Paid-in capital	107,455	102,563
Retained earnings	1,413,746	1,267,871
Accumulated other comprehensive loss	(16,073)	(15,835)
Treasury stock, at cost; 10,091,563 and 8,124,314 shares, respectively	(241,180)	(170,622)
Total stockholders’ equity	1,264,753	1,184,782
Total liabilities and stockholders’ equity	$2,083,504	$1,807,991
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$168,148	$202,889	$79,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230,151	217,639	209,728
Deferred income taxes	37,694	(100,948)	44,632
Gain on disposal of property and equipment	(24,898)	(6,798)	(16,432)
Non-cash equity compensation	7,394	4,546	2,381
Insurance and claims accruals, net of current portion	26,570	(5,605)	(11,320)
Other	(4,774)	(11,957)	(3,370)
Changes in certain working capital items:
Accounts receivable, net	(33,753)	(42,802)	(10,349)
Other current assets	(9,979)	20,173	2,245
Accounts payable	7,559	5,831	(5,272)
Other current liabilities	14,047	(140)	18,291
Net cash provided by operating activities	418,159	282,828	309,663
Cash flows from investing activities:
Additions to property and equipment	(519,872)	(316,343)	(537,838)
Proceeds from sales of property and equipment	170,900	117,498	108,231
Decrease in notes receivable	20,898	20,037	19,353
Issuance of notes receivable	(3,300)	(5,000)	—
Net cash used in investing activities	(331,374)	(183,808)	(410,254)
Cash flows from financing activities:
Repayments of short-term debt	(40,000)	(45,000)	(20,000)
Proceeds from issuance of short-term debt	40,000	—	40,000
Repayments of long-term debt	(20,000)	(60,000)	(40,000)
Proceeds from issuance of long-term debt	70,000	—	125,000
Payment of notes payable	—	—	(3,117)
Change in net checks issued in excess of cash balances	(21,539)	21,539	—
Dividends on common stock	(23,013)	(18,784)	(17,289)
Repurchases of common stock	(72,165)	—	—
Tax withholding related to net share settlements of restricted stock awards	(1,371)	(1,632)	(1,832)
Stock options exercised	476	2,461	370
Excess tax benefits from equity compensation	—	—	238
Net cash provided by (used in) financing activities	(67,612)	(101,416)	83,370
Effect of exchange rate fluctuations on cash	(374)	50	(384)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,799	(2,346)	(17,605)
Cash, cash equivalents and restricted cash, beginning of period	15,131	17,477	35,082
Cash, cash equivalents and restricted cash, end of period(1)	$33,930	$15,131	$17,477
Supplemental disclosures of cash flow information:
Interest paid	$2,690	$2,491	$2,470
Income taxes paid	11,355	22,088	4,673
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$13,140	$5,816	$25,449
Change in fair value of interest rate swap	255	599	337
Property and equipment acquired included in accounts payable	16,748	3,227	1,874
Property and equipment disposed included in other receivables	674	654	155

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Condensed Balance Sheets.
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$33,930	$13,626	$16,962
Restricted cash included in Other current assets	—	1,505	515
Total cash, cash equivalents and restricted cash	$33,930	$15,131	$17,477
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2015	$805	$102,734	$1,022,966	$(13,063)	$(177,788)	$935,654
Comprehensive income	—	—	79,129	(3,854)	—	75,275
Dividends on common stock ($0.24 per share)	—	—	(17,299)	—	—	(17,299)
Equity compensation activity, 168,219 shares, including excess tax benefits	—	(4,080)	—	—	2,856	(1,224)
Non-cash equity compensation expense	—	2,381	—	—	—	2,381
BALANCE, December 31, 2016	805	101,035	1,084,796	(16,917)	(174,932)	994,787
Comprehensive income	—	—	202,889	1,082	—	203,971
Dividends on common stock ($0.27 per share)	—	—	(19,523)	—	—	(19,523)
Equity compensation activity, 242,253 shares	—	(3,481)	—	—	4,310	829
Non-cash equity compensation expense	—	4,546	—	—	—	4,546
Cumulative effect of accounting change	—	463	(291)	—	—	172
BALANCE, December 31, 2017	805	102,563	1,267,871	(15,835)	(170,622)	1,184,782
Comprehensive income	—	—	168,148	(238)	—	167,910
Purchases of 2,077,101 shares of common stock	—	—	—	—	(72,165)	(72,165)
Dividends on common stock ($0.34 per share)	—	—	(24,284)	—	—	(24,284)
Equity compensation activity, 109,852 shares	—	(2,502)	—	—	1,607	(895)
Non-cash equity compensation expense	—	7,394	—	—	—	7,394
Cumulative effect of accounting change	—	—	2,011	—	—	2,011
BALANCE, December 31, 2018	$805	$107,455	$1,413,746	$(16,073)	(241,180)	$1,264,753
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Werner Enterprises, Inc. (the “Company”) is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. For the years ended December 31, 2018, 2017 and 2016, our ten largest customers comprised 45%, 43% and 43%, respectively, of our revenues. No single customer generated more than 9% of the Company’s total revenues in 2018, 2017, and 2016.
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
Trade Accounts Receivable: We record trade accounts receivable at the invoiced amounts, net of an allowance for doubtful accounts for potentially uncollectible receivables. We review the financial condition of customers for granting credit and determine the allowance based on analysis of individual customers’ financial condition, historical write-off experience and national economic conditions. We evaluate the adequacy of our allowance for doubtful accounts quarterly. Past due balances over 90 days and exceeding a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.
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

During fourth quarter 2016, due to the weak used truck market, we reduced the estimated life of certain trucks to more rapidly depreciate the trucks to their residual values. The effect of this change in accounting estimate was to (i) increase 2016 depreciation expense and decrease operating income by $4.1 million and (ii) increase 2017 depreciation expense and decrease operating income by $3.4 million We completed the sale of these specific trucks in 2017.

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
Insurance and Claims Accruals: Insurance and claims accruals (both current and non-current) reflect the estimated cost (including estimated loss development and loss adjustment expenses) for (i) cargo loss and damage, (ii) bodily injury and property damage, (iii) group health and (iv) workers’ compensation claims not covered by insurance. The costs for cargo, bodily injury and property damage insurance and claims are included in insurance and claims expense in the Consolidated Statements of Income; the costs of group health and workers’ compensation claims are included in salaries, wages and benefits expense. The insurance and claims accruals are recorded at the estimated ultimate payment amounts. Such insurance and claims accruals are based upon individual case estimates and estimates of incurred-but-not-reported losses (negative development) using loss development factors based upon past experience. Actual costs related to insurance and claims have not differed materially from estimated accrued amounts for all years presented. An actuary reviews our calculation of the undiscounted self-insurance reserves for bodily injury and property damage claims and workers’ compensation claims at year-end.
We renewed our liability insurance policies on August 1, 2018 with the same deductibles and aggregates that became effective with the August 1, 2017 renewal. Our self-insured retention (“SIR”) and deductible amount continues to be $3.0 million, plus administrative expenses, for each occurrence involving bodily injury or property damage. We also have an annual $6.0 million aggregate for claims between $3.0 million and $5.0 million and an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million. Our SIR/deductible was $2.0 million for policy years from August 1, 2004 through July 31, 2017, and we were also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible (see page 10). Liability claims in excess of these aggregates are covered under premium-based policies (issued by insurance companies) to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage.
Our SIR for workers’ compensation claims is $1.0 million per claim, with premium-based insurance coverage for claims exceeding this amount. We also maintain a $26.7 million bond for the State of Nebraska and a $6.9 million bond for our workers’ compensation insurance carrier.
Under these insurance arrangements, we maintained $30.3 million in letters of credit as of December 31, 2018.
Revenue Recognition: The Consolidated Statements of Income reflect recognition of operating revenues (including fuel surcharge revenues) and related direct costs over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. For shipments where a third-party capacity provider (including independent contractors under contract with us) is utilized to provide some or all of the service, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis).
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

	Years Ended December 31,
	2018	2017	2016
Net income	$168,148	$202,889	$79,129
Weighted average common shares outstanding	71,694	72,270	72,057
Dilutive effect of stock-based awards	363	288	336
Shares used in computing diluted earnings per share	72,057	72,558	72,393
Basic earnings per share	$2.35	$2.81	$1.10
Diluted earnings per share	$2.33	$2.80	$1.09

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
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2018, 2017 and 2016, comprehensive income consists of net income, foreign currency translation adjustments and change in fair value of interest rate swap.
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
Under the modified retrospective method of adoption, we are required to disclose the impact to our financial statements had we continued to follow our accounting policies under the previous revenue recognition guidance. Had we continued to recognize revenues and direct costs upon delivery, our operating revenues and operating expenses for the year ended December 31, 2018, would have been higher by approximately $0.5 million and $0.7 million, respectively. Additionally, under ASC Topic 606, we recorded a $14.3 million reduction of revenues for the year ended December 31, 2018, related to our driver training schools that would have been reported as bad debt expense prior to the new standard.
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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The Company adopted ASU No. 2016-18 as of January 1, 2018, using the required retrospective adoption method. The adoption of this standard impacted the consolidated statements of cash flows by increasing beginning and ending cash to include the restricted balance of our like-kind exchange account and removing from operating activities the change in such balance, which resulted in a $1.0 million increase and a $2.7 million decrease to cash flow from operations for the years ended December 31, 2017 and 2016, respectively.
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
Accounting Standards Updates Not Yet Effective: In February 2016, the FASB issued ASU No. 2016-02, “Leases,” to increase transparency and comparability by recognizing a right-of-use asset and a lease liability on the balance sheet and disclosing key information about leasing arrangements. The provisions of this update and additional guidance in subsequent ASUs are effective for us beginning January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, “Leases,” which provides an optional transition method allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, with no restatement of comparative prior periods required. We will adopt the standard using this optional transition method. Based on our evaluation, the adoption of this standard will not have a material effect on our consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The provisions of this update are effective for fiscal years beginning after December 15, 2018. Based on our evaluation, the adoption of this standard will not have a material effect on our consolidated financial statements.
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

The following table presents our revenues disaggregated by revenue source (in thousands):

	Years Ended December 31
	2018	2017	2016
Truckload Transportation Services	$1,881,323	$1,635,244	$1,533,981
Werner Logistics	518,078	417,639	417,172
Inter-segment eliminations	(1,149)	(829)	(973)
Transportation services	2,398,252	2,052,054	1,950,180
Other revenues	59,662	64,683	58,811
Total revenues	$2,457,914	$2,116,737	$2,008,991

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

	Years Ended December 31
	2018	2017	2016
United States	$2,145,098	$1,837,525	$1,760,214
Mexico	233,116	210,228	183,058
Other	79,700	68,984	65,719
Total revenues	$2,457,914	$2,116,737	$2,008,991

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

The Company generates revenues from billings for transportation services under contracts with customers, generally on a rate per mile or per shipment, based on origin and destination of the shipment. The Company’s performance obligation arises when it receives a shipment order to transport a customer’s freight and is satisfied upon delivery of the shipment. The transaction price may be defined in a transportation services agreement or negotiated with the customer prior to accepting the shipment order. A customer may submit several shipment orders for transportation services at various times throughout a service agreement term, but each shipment represents a distinct service that is a separately identified performance obligation. The Company often provides additional or ancillary services as part of the shipment (such as loading/unloading and stops in transit) which are not distinct or are not material in the context of the contract; therefore the revenues for these services are recognized with the freight transaction price. The average transit time to complete a shipment is approximately 3 days. Invoices for transportation services are typically generated soon after shipment delivery and, while payment terms and conditions vary by customer, are generally due within 30 days after the invoice date.

The Consolidated Statements of Income reflect recognition of transportation revenues (including fuel surcharge revenues) and related direct costs over time as the shipment is being delivered. The Company uses distance shipped (for the Truckload segment) and transit time (for the Logistics segment) to measure progress and the amount of revenues recognized over time, as the customer simultaneously receives and consumes the benefit. Determining a measure of progress requires us to make judgments that affect the timing of revenues recognized. The Company has determined that the methods described provide a faithful depiction of the transfer of services to the customer.

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

During 2018, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Other Revenues
Other revenues include revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. These revenues are generally recognized over time and accounted for 2% of our total revenues in 2018. Revenues from our driver training schools require us to make judgments regarding price concessions in determining the amount of revenues to recognize.

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At December 31, 2018 and December 31, 2017, the accounts receivable, net, balance was $337.9 million and $304.2 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services, and are transferred to receivables when the rights become unconditional. At December 31, 2018, the balance of contract assets was $7.4 million, and the balance was $7.8 million at January 1, 2018, after adopting ASC Topic 606. The Company has recognized contract assets within the other current assets financial statement caption on the balance sheet. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers, and are recognized as revenues over time as the related performance obligation is satisfied. At December 31, 2018 and December 31, 2017, the balance of contract liabilities was $1.7 million and $2.1 million, respectively. The amount of revenues recognized in 2018 that was included in the December 31, 2017 contract liability balance was $2.1 million. The Company has recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.

Performance Obligations
We have elected to apply the practical expedient in ASC Topic 606 to not disclose the value of remaining performance obligations for contracts with an original expected length of one year or less. Remaining performance obligations represent the transaction price allocated to future reporting periods for freight shipments started but not completed at the reporting date that we expect to recognize as revenues in the period subsequent to the reporting date; transit times generally average approximately 3 days.
(3) CREDIT FACILITIES
As of December 31, 2018, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”).
As of December 31, 2018 and 2017, our outstanding debt totaled $125.0 million and $75.0 million, respectively. We had $75.0 million outstanding under the term commitment at a variable rate of 3.06% as of December 31, 2018, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $50.0 million outstanding under the credit facilities at a variable interest rate of 3.01%. The $325.0 million of borrowing capacity under our credit facilities at December 31, 2018, is further reduced by $30.3 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At December 31, 2018, we were in compliance with these covenants.

At December 31, 2018, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2019	$75,000
2020	50,000
2021	—
2022	—
2023	—
Total	$125,000
The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.
(4) NOTES RECEIVABLE
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

	December 31,
	2018	2017
Independent contractor notes receivable	$18,660	$28,634
Other notes receivable	11,298	8,489
	29,958	37,123
Less current portion	7,563	11,127
Notes receivable – non-current	$22,395	$25,996
We also provide financing to some individuals who attended our driver training schools. The student notes receivable are included in other receivables and other non-current assets in the Consolidated Balance Sheets. At December 31, student notes receivable consisted of the following (in thousands):

	December 31,
	2018	2017
Student notes receivable	$53,025	$48,121
Allowance for doubtful student notes receivable	(19,361)	(21,026)
Total student notes receivable, net of allowance	33,664	27,095
Less current portion, net of allowance	8,393	6,326
Student notes receivable – non-current	$25,271	$20,769
(5) INCOME TAXES
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
The SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized the provisional tax impact related to the revaluation of deferred income tax assets and liabilities and included the amount in its consolidated financial statements for the year ended December 31, 2017.  During third quarter 2018, the Company filed its 2017 Federal Income Tax Return which resulted in an immaterial adjustment to the deferred tax liability and the tax expense. Accordingly, the Company’s accounting for the federal rate reduction under the Tax Act is now complete.

Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$7,428	$38,535	$237
State	9,841	3,979	2,928
Foreign	770	102	534
	18,039	42,616	3,699
Deferred:
Federal	37,284	(104,573)	42,895
State	410	3,625	1,737
	37,694	(100,948)	44,632
Total income tax expense (benefit)	$55,733	$(58,332)	$48,331

The effective income tax rate differs from the federal corporate tax rate of 21% in 2018 and 35% in 2017 and 2016 as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Tax at statutory rate	$47,015	$50,595	$44,611
Change in federal income tax rate	—	(110,508)	—
State income taxes, net of federal tax benefits	8,098	4,943	3,032
Non-deductible meals and entertainment	1,044	1,495	1,549
Income tax credits	(1,800)	(1,780)	(1,900)
Equity compensation	(312)	(820)	—
Other, net	1,688	(2,257)	1,039
Total income tax expense (benefit)	$55,733	$(58,332)	$48,331

At December 31, deferred income tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred income tax assets:
Insurance and claims accruals	$47,031	$41,986
Compensation-related accruals	7,413	6,797
Allowance for uncollectible accounts	3,628	3,599
Other	1,896	1,979
Gross deferred income tax assets	59,968	54,361
Deferred income tax liabilities:
Property and equipment	287,061	243,482
Prepaid expenses	4,772	4,699
Other	1,585	1,367
Gross deferred income tax liabilities	293,418	249,548
Net deferred income tax liability	$233,450	$195,187
Deferred income tax assets are more likely than not to be realized as a result of future taxable income and reversal of deferred income tax liabilities.

We recognized a $0.2 million decrease in the net liability for unrecognized tax benefits for the year ended December 31, 2018, and a $1.6 million decrease for the year ended December 31, 2017, including the impact of the federal tax rate change. We accrued interest expense of $0.1 million during 2018 and $0.2 million during 2017, excluding from both years the reversal of accrued interest related to the adjustment of uncertain tax positions. If recognized, $2.0 million of unrecognized tax benefits as of December 31, 2018 and $2.3 million as of December 31, 2017 would impact our effective tax rate. Interest of $0.4 million as of December 31, 2018 and 2017 has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months. The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2018 and 2017 are shown below (in thousands).

	December 31,
	2018	2017
Unrecognized tax benefits, beginning balance	$2,883	$6,055
Gross increases – tax positions in prior period	106	168
Gross decreases – tax positions in prior period	—	—
Gross increases – current-period tax positions	444	136
Settlements	(856)	(3,476)
Unrecognized tax benefits, ending balance	$2,577	$2,883
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2015 through 2017 are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.
(6) EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS
Equity Plan
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of December 31, 2018, there were 7,077,807 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of December 31, 2018, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $10.4 million and is expected to be recognized over a weighted average period of 2.0 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Years Ended December 31,
	2018	2017	2016
Stock options:
Pre-tax compensation expense	$—	$6	$(25)
Tax benefit	—	2	(9)
Stock option expense, net of tax	$—	$4	$(16)
Restricted awards:
Pre-tax compensation expense	$4,143	$3,244	$2,337
Tax benefit	1,056	1,265	886
Restricted stock expense, net of tax	$3,087	$1,979	$1,451
Performance awards:
Pre-tax compensation expense	$3,152	$1,459	$167
Tax benefit	804	569	63
Performance award expense, net of tax	$2,348	$890	$104

We do not have a formal policy for issuing shares upon an exercise of stock options or vesting of restricted and performance awards. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2019.
Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards currently outstanding became exercisable in installments from 24 to 72 months after the date of grant. The options are exercisable over a period not to exceed ten years and one day from the date of grant. The following table summarizes stock option activity for the year ended December 31, 2018:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	33	$19.69
Granted	—	—
Exercised	(24)	19.94
Forfeited	—	—
Expired	—	—
Outstanding at end of period	9	19.02	0.92	$95
Exercisable at end of period	9	19.02	0.92	$95
We did not grant any stock options during the years ended December 31, 2018, 2017 and 2016. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was as follows (in thousands):

2018	$484
2017	1,722
2016	119
Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 60 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the year ended December 31, 2018:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	273	$27.69
Granted	160	36.30
Vested	(91)	27.27
Forfeited	(16)	29.45
Nonvested at end of period	326	31.93
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

The total fair value of previously granted restricted awards vested during the years ended December 31, 2018, 2017, and 2016 was $3.1 million, $4.4 million, and $4.3 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.
Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the year ended December 31, 2018:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	158	$27.20
Granted	84	37.48
Vested	(35)	27.07
Forfeited	—	—
Nonvested at end of period	207	27.92
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
The vesting date fair value of the performance awards vested during the years ended December 31, 2018, 2017 and 2016 was $1.3 million, $1.0 million and $1.6 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.
Employee Stock Purchase Plan
Employee associates that meet certain eligibility requirements may participate in our Employee Stock Purchase Plan (the “Purchase Plan”). Eligible participants designate the amount of regular payroll deductions and/or a single annual payment (each subject to a yearly maximum amount) that is used to purchase shares of our common stock on the over-the-counter market. The maximum annual contribution amount is currently $20,000. These purchases are subject to the terms of the Purchase Plan. We contribute an amount equal to 15% of each participant’s contributions under the Purchase Plan. Interest accrues on Purchase Plan contributions at a rate of 5.25% until the purchase is made. We pay the trading commissions and administrative charges related to purchases of common stock under the Purchase Plan. Our contributions for the Purchase Plan were as follows (in thousands):

2018	$239
2017	208
2016	183

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

2018	$2,615
2017	2,357
2016	2,113
Nonqualified Deferred Compensation Plan
The Executive Nonqualified Excess Plan (the “Excess Plan”) is our nonqualified deferred compensation plan for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2018, there were 42 participants in the Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants’ accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation is included in other long-term liabilities in the Consolidated Balance Sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the Consolidated Balance Sheets.
The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2018	2017
Accumulated benefit obligation	$7,202	$7,682
Aggregate market value	6,588	7,059
(7) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $276.1 million at December 31, 2018.
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
Despite these facts, the jury entered a verdict against the Company. On July 30, 2018, the court entered a final judgment against Werner for $92.0 million, including pre-judgment interest.

The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company has accrued $15.2 million of pre-tax insurance and claims expense (including interest and legal fees) in its financial statements during 2018. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict awarded to the family, and as such, the Company has recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of December 31, 2018, and such amounts are treated as non-cash operating activities in the consolidated statement of cash flows for the year ended December 31, 2018.
The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of such appeal.
We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (FLSA) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court has awarded $0.5 million to the plaintiffs for attorney fees and costs. As of December 31, 2018, we had accrued for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter. Plaintiffs have appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages.
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
(8) RELATED PARTY TRANSACTIONS
The Company leases land from a trust in which the Company’s principal stockholder is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which were $72,000 in 2018, $72,000 in 2017, and $50,000 in 2016 and are recorded as expenses in the Consolidated Statements of Income. The Company has made leasehold improvements to the land totaling approximately $6.6 million for facilities used for business meetings and customer promotion.

(9) SEGMENT INFORMATION
We have two reportable segments – Truckload Transportation Services (“Truckload”) and Werner Logistics.
The Truckload segment consists of two operating units, Dedicated and One-Way Truckload. These units are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. Dedicated provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload is comprised of the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Revenues for the Truckload segment include a small amount of non-trucking revenues which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where we utilize a third-party capacity provider.
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
The following table summarizes our segment information (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenues
Truckload Transportation Services	$1,881,323	$1,635,244	$1,533,981
Werner Logistics	518,078	417,639	417,172
Other	56,903	62,745	57,062
Corporate	2,759	1,938	1,749
Subtotal	2,459,063	2,117,566	2,009,964
Inter-segment eliminations	(1,149)	(829)	(973)
Total	$2,457,914	$2,116,737	$2,008,991

Operating Income
Truckload Transportation Services	$202,581	$138,059	$107,713
Werner Logistics	20,378	8,683	20,734
Other	(453)	35	(6,177)
Corporate	1,709	(2,957)	3,800
Total	$224,215	$143,820	$126,070
Information about the geographic areas in which we conduct business is summarized below (in thousands) as of and for the years ended December 31, 2018, 2017 and 2016. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	2018	2017	2016
Revenues
United States	$2,145,098	$1,837,525	$1,760,214
Foreign countries
Mexico	233,116	210,228	183,058
Other	79,700	68,984	65,719
Total foreign countries	312,816	279,212	248,777
Total	$2,457,914	$2,116,737	$2,008,991

Long-lived Assets
United States	$1,452,532	$1,321,206	$1,341,703
Foreign countries
Mexico	34,741	25,309	20,614
Other	289	348	321
Total foreign countries	35,030	25,657	20,935
Total	$1,487,562	$1,346,863	$1,362,638
We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. No customer generated more than 9% of our total revenues for 2018, 2017 and 2016.

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018:
Operating revenues	$562,684	$619,130	$629,735	$646,365
Operating income	35,115	50,783	63,386	74,931
Net income	27,807	38,264	47,514	54,563
Basic earnings per share	0.38	0.53	0.67	0.77
Diluted earnings per share	0.38	0.53	0.66	0.77

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017:
Operating revenues	$501,221	$519,508	$528,643	$567,365
Operating income	25,972	36,913	35,874	45,061
Net income	16,019	23,219	22,517	141,134
Basic earnings per share	0.22	0.32	0.31	1.95
Diluted earnings per share	0.22	0.32	0.31	1.94

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No disclosure under this item was required within the two most recent fiscal years ended December 31, 2018, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
Opinion on Internal Control Over Financial Reporting
We have audited Werner Enterprises, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II listed in the Index in Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Omaha, Nebraska
March 1, 2019

Changes in Internal Control over Financial Reporting
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During fourth quarter 2018, no information was required to be disclosed in a report on Form 8-K, but not reported.

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
Code of Corporate Conduct
We adopted our Code of Corporate Conduct, which is our code of ethics, that applies to our principal executive officer, principal financial officer, principal accounting officer and all other officers, employee associates and directors. The Code of Corporate Conduct is available on our website, www.werner.com in the “Investors” section. We will post on our website any amendment to, or waiver from, any provision of our Code of Corporate Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (if any) within four business days of any such event.

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
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2018, information about compensation plans under which our equity securities are authorized for issuance:

			Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	541,815 (1)	$19.02 (2)	7,077,807

(1)	Includes 531,235 shares to be issued upon vesting of outstanding restricted stock awards.

(2)	The weighted-average exercise price does not take into account the shares to be issued upon vesting of outstanding restricted stock awards, which have no exercise price.
We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules.
(1)      Financial Statements: See Part II, Item 8 hereof.

(2)      Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

Page
Schedule II—Valuation and Qualifying Accounts	53

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
(3)      Exhibits: The response to this portion of Item 15 is submitted as a separate section of this Form 10-K (see Exhibit Index on pages 54 and 55).

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2019.

WERNER ENTERPRISES, INC.

By:	/s/ Derek J. Leathers

Derek J. Leathers President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Clarence L. Werner	Executive Chairman and Director	March 1, 2019
Clarence L. Werner

/s/ Derek J. Leathers	President and Chief Executive Officer	March 1, 2019
Derek J. Leathers	(Principal Executive Officer)

/s/ Gregory L. Werner	Director	March 1, 2019
Gregory L. Werner

/s/ Kenneth M. Bird, Ed.D.	Director	March 1, 2019
Kenneth M. Bird, Ed.D.

/s/ Patrick J. Jung	Director	March 1, 2019
Patrick J. Jung

/s/ Dwaine J. Peetz, Jr., M.D.	Director	March 1, 2019
Dwaine J. Peetz, Jr., M.D.

/s/ Gerald H. Timmerman	Director	March 1, 2019
Gerald H. Timmerman

/s/ Diane K. Duren	Director	March 1, 2019
Diane K. Duren

/s/ Michael L. Gallagher	Director	March 1, 2019
Michael L. Gallagher

/s/ Jack A. Holmes	Director	March 1, 2019
Jack A. Holmes

/s/ John J. Steele	Executive Vice President, Treasurer	March 1, 2019
John J. Steele	and Chief Financial Officer (Principal Financial Officer)

/s/ James L. Johnson	Executive Vice President, Chief Accounting Officer	March 1, 2019
James L. Johnson	and Corporate Secretary (Principal Accounting Officer)

SCHEDULE II
WERNER ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2018:
Allowance for doubtful accounts	$8,250	$672	$309	$8,613
Year ended December 31, 2017:
Allowance for doubtful accounts	$9,183	$184	$1,117	$8,250
Year ended December 31, 2016:
Allowance for doubtful accounts	$10,298	$(245)	$870	$9,183

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2018:
Allowance for doubtful student notes	$21,026	$17,858	$19,523	$19,361
Year ended December 31, 2017:
Allowance for doubtful student notes	$15,682	$15,917	$10,573	$21,026
Year ended December 31, 2016:
Allowance for doubtful student notes	$8,622	$19,019	$11,959	$15,682
(1) Includes $14,277 recorded as a reduction of revenues after adopting the new revenue recognition standard effective January 1, 2018.
See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

10.1	Werner Enterprises, Inc. Amended and Restated Equity Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

10.2	Non-Employee Director Compensation	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

10.3	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., restated	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.4	Named Executive Officer Compensation
Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016; Item 5.02 of the Company’s Current Report on Form 8-K dated February 7, 2018; Item 5.02 of the Company’s Current Report on Form 8-K dated February 11, 2019

10.5	Lease Agreement, as amended February 8, 2007, between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.6	License Agreement, dated February 8, 2007 between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.7	Form of Notice of Grant of Nonqualified Stock Option	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2007

10.8	Form of Restricted Stock Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2009

10.9	Form of Performance-Based Restricted Stock Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2014

10.10	Severance Agreement and Release between the Registrant and Greg Werner	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

11	Statement Re: Computation of Per Share Earnings	See Note 1 (Common Stock and Earnings Per Share) in the Notes to Consolidated Financial Statements under item 8 herein

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

Exhibit Number	Description	Incorporated by Reference to:

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith