Form 10-Q
period 2019-03-31
WERNER ENTERPRISES INC
filed 2019-05-08
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	WERN	The NASDAQ Stock Market LLC
As of April 29, 2019, 69,888,102 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I
FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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
Operating results for the three-month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2018 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
	(Unaudited)
Operating revenues	$596,117	$562,684
Operating expenses:
Salaries, wages and benefits	202,799	182,794
Fuel	56,138	59,032
Supplies and maintenance	45,685	45,739
Taxes and licenses	22,901	22,493
Insurance and claims	22,709	21,158
Depreciation	60,759	55,506
Rent and purchased transportation	132,836	135,922
Communications and utilities	4,011	4,107
Other	260	818
Total operating expenses	548,098	527,569
Operating income	48,019	35,115
Other expense (income):
Interest expense	858	482
Interest income	(903)	(740)
Other	(116)	53
Total other expense (income)	(161)	(205)
Income before income taxes	48,180	35,320
Income taxes	12,094	7,513
Net income	$36,086	$27,807
Earnings per share:
Basic	$0.51	$0.38
Diluted	$0.51	$0.38
Weighted-average common shares outstanding:
Basic	70,274	72,435
Diluted	70,572	72,671
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2019	2018
	(Unaudited)
Net income	$36,086	$27,807
Other comprehensive income (loss):
Foreign currency translation adjustments	618	2,325
Change in fair value of interest rate swap, net of tax	(105)	278
Other comprehensive income	513	2,603
Comprehensive income	$36,599	$30,410
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,742	$33,930
Accounts receivable, trade, less allowance of $8,457 and $8,613, respectively	313,524	337,927
Other receivables	22,851	26,545
Inventories and supplies	9,674	10,060
Prepaid taxes, licenses and permits	12,769	16,619
Other current assets	31,894	31,577
Total current assets	455,454	456,658
Property and equipment	2,290,802	2,247,577
Less – accumulated depreciation	776,863	760,015
Property and equipment, net	1,513,939	1,487,562
Other non-current assets	149,439	139,284
Total assets	$2,118,832	$2,083,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,725	$97,781
Current portion of long-term debt	75,000	75,000
Insurance and claims accruals	69,561	67,304
Accrued payroll	33,728	40,271
Income taxes payable	18,137	6,693
Other current liabilities	26,448	23,311
Total current liabilities	322,599	310,360
Long-term debt, net of current portion	50,000	50,000
Other long-term liabilities	17,129	10,911
Insurance and claims accruals, net of current portion	219,970	214,030
Deferred income taxes	233,745	233,450
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 69,888,102 and 70,441,973 shares outstanding, respectively	805	805
Paid-in capital	107,928	107,455
Retained earnings	1,443,542	1,413,746
Accumulated other comprehensive loss	(15,560)	(16,073)
Treasury stock, at cost; 10,645,434 and 10,091,563 shares, respectively	(261,326)	(241,180)
Total stockholders’ equity	1,275,389	1,264,753
Total liabilities and stockholders’ equity	$2,118,832	$2,083,504
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$36,086	$27,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,759	55,506
Deferred income taxes	425	5,478
Gain on disposal of property and equipment	(5,929)	(2,708)
Non-cash equity compensation	2,051	1,410
Insurance and claims accruals, net of current portion	5,940	290
Other	(2,748)	(1,779)
Changes in certain working capital items:
Accounts receivable, net	24,403	2,207
Other current assets	6,216	5,320
Accounts payable	3,642	3,822
Other current liabilities	7,924	2,509
Net cash provided by operating activities	138,769	99,862
Cash flows from investing activities:
Additions to property and equipment	(120,357)	(94,237)
Proceeds from sales of property and equipment	36,993	38,731
Decrease in notes receivable	3,426	5,944
Net cash used in investing activities	(79,938)	(49,562)
Cash flows from financing activities:
Change in net checks issued in excess of cash balances	—	(21,539)
Dividends on common stock	(6,340)	(5,068)
Repurchases of common stock	(20,545)	—
Tax withholding related to net share settlements of restricted stock awards	(1,179)	(667)
Stock options exercised	—	229
Net cash used in financing activities	(28,064)	(27,045)
Effect of exchange rate fluctuations on cash	45	403
Net increase in cash, cash equivalents and restricted cash	30,812	23,658
Cash, cash equivalents and restricted cash, beginning of period	33,930	15,131
Cash, cash equivalents and restricted cash, end of period	$64,742	$38,789
Supplemental disclosures of cash flow information:
Interest paid	$864	$481
Income taxes paid	556	301
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$2,092	$2,178
Change in fair value of interest rate swap	(105)	278
Property and equipment acquired included in accounts payable	15,050	5,999
Property and equipment disposed included in other receivables	72	67
Dividends accrued but not yet paid at end of period	6,290	5,071

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2018	$805	$107,455	$1,413,746	$(16,073)	$(241,180)	$1,264,753
Comprehensive income	—	—	36,086	513	—	36,599
Purchases of 600,000 shares of common stock	—	—	—	—	(20,545)	(20,545)
Dividends on common stock ($0.09 per share)	—	—	(6,290)	—	—	(6,290)
Equity compensation activity, 46,129 shares	—	(1,578)	—	—	399	(1,179)
Non-cash equity compensation expense	—	2,051	—	—	—	2,051
BALANCE, March 31, 2019	$805	$107,928	$1,443,542	$(15,560)	$(261,326)	$1,275,389

BALANCE, December 31, 2017	$805	$102,563	$1,267,871	$(15,835)	$(170,622)	$1,184,782
Comprehensive income	—	—	27,807	2,603	—	30,410
Dividends on common stock ($0.07 per share)	—	—	(5,071)	—	—	(5,071)
Equity compensation activity, 44,980 shares	—	(1,069)	—	—	631	(438)
Non-cash equity compensation expense	—	1,410	—	—	—	1,410
Cumulative effect of accounting change	—	—	2,011	—	—	2,011
BALANCE, March 31, 2018	$805	$102,904	$1,292,618	$(13,232)	$(169,991)	$1,213,104
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Accounting Policies
New Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” to increase transparency and comparability by recognizing a right-of-use asset and a lease liability on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASU No. 2016-02 and related amendments as of January 1, 2019, using the optional transition method. See Note 3 - Leases for additional adoption information and disclosures required by Accounting Standards Codification (“ASC”) Topic 842.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The Company adopted ASU 2017-12 as of January 1, 2019. Upon adoption, this update had no effect on our financial position, results of operations and cash flows.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU No. 2018-02 as of January 1, 2019. Upon adoption, this update had no effect on our financial position, results of operations and cash flows.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force),” which updates the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract to align with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The provisions of this update are effect for fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting ASU No. 2018-15 on our financial position, results of operations and cash flows.

(2) Revenue

Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2019	2018
Truckload Transportation Services	$462,891	$431,556
Werner Logistics	117,370	117,420
Inter-segment eliminations	(205)	(458)
Transportation services	580,056	548,518
Other revenues	16,061	14,166
Total revenues	$596,117	$562,684

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

	Three Months Ended March 31,
	2019	2018
United States	$526,592	$488,021
Mexico	52,814	56,410
Other	16,711	18,253
Total revenues	$596,117	$562,684

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At March 31, 2019 and December 31, 2018, the accounts receivable, net, balance was $313.5 million and $337.9 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At March 31, 2019 and December 31, 2018, the balance of contract assets was $10.0 million and $7.4 million, respectively. The Company has recognized contract assets within the other current assets financial statement caption on the balance sheet. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At March 31, 2019 and December 31, 2018, the balance of contract liabilities was $2.6 million and $1.7 million, respectively. The amount of revenues recognized in the three months ended March 31, 2019 that was included in the December 31, 2018 contract liability balance was $1.7 million. The Company has recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.

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

During the three months ended March 31, 2019 and March 31 2018, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

(3) Leases

Adoption of ASC Topic 842, “Leases”

On January 1, 2019, the Company adopted ASC Topic 842, “Leases”, which requires lessees to recognize most leases in the consolidated balance sheet as a right-of-use asset and a lease obligation. Expenses are recognized in the consolidated statement of income in a manner similar to previous accounting guidance. The Company adopted the accounting standard using the optional transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented.

The Company elected the following practical expedients upon adoption: not to reassess whether any existing contracts are or contain leases, not to reassess the lease classification for any existing leases, not to reassess initial direct costs for any existing leases and not to separately identify lease and non-lease components for all underlying classes of assets. Additionally, the Company made a short-term lease accounting policy election to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less.

Adoption of the new standard resulted in recognition of right-of-use assets and corresponding lease liabilities of $8.7 million as of January 1, 2019. The new standard did not have a significant impact on the consolidated statement of income.

The Company has entered into operating leases primarily for real estate. The leases have terms which range from 1 year to 11 years, and some include options to renew. Renewal terms are included in the lease term when it is reasonably certain that the Company will exercise the option to renew.

Operating leases are included in the other non-current assets, other current liabilities and other long-term liabilities on the consolidated condensed balance sheets. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate because the rate implicit in each lease in not readily determinable. The Company has certain contracts for real estate that may contain lease and non-lease components which it has elected to treat as a single lease component. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is reported in rent and purchase transportation on the consolidated statements of income.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2019.

(In thousands)	March 31, 2019
Maturity of Lease Liabilities
2019 (remaining)	$2,321
2020	2,570
2021	1,761
2022	1,093
2023	331
Thereafter	749
Total undiscounted operating lease payments	$8,825
Less: Imputed interest	(558)
Present value of operating lease liabilities	$8,267

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$7,987

Current lease liabilities (recorded in other current liabilities)	$2,799
Long-term lease liabilities (recorded in other long-term liabilities)	5,468
Total operating lease liabilities	$8,267

Other Information
Weighted-average remaining lease term for operating leases	3.74 years
Weighted-average discount rate for operating leases	3.5%

Cash Flows
An initial right-of-use asset of $8.7 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Additional right-of-use assets of $0.1 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the three months ended March 31, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $0.9 million during the three months ended March 31, 2019 and is included in operating cash flows.

Operating Lease Costs
Operating lease costs were $2.2 million during the three months ended March 31, 2019. These costs include $0.9 million for long-term operating leases, with the remainder for variable and short-term lease costs.

Lessor Operating Leases

We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease, and revenues for the three months ended March 31, 2019 were $3.3 million. The following table presents information about the maturities of these operating leases as of March 31, 2019.

(In thousands)	March 31, 2019
2019 (remaining)	$8,285
2020	2,637
2021	248
2022	62
2023	—
Thereafter	—
Total	$11,232

(4) Credit Facilities
As of March 31, 2019, we had unsecured committed credit facilities with three banks as well as a term commitment with one of these banks. We had with Wells Fargo Bank, N.A., a $100.0 million credit facility which will expire on July 12, 2020, and a $75.0 million term commitment with principal due and payable on September 15, 2019. We had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. We also had a $75.0 million credit facility with BMO Harris Bank, N.A., which will expire on March 5, 2020. Borrowings under these credit facilities and term note bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of March 31, 2019 and December 31, 2018, our outstanding debt totaled $125.0 million. We had $75.0 million outstanding under the term commitment at a variable rate of 3.08% as of March 31, 2019, which is effectively fixed at 2.5% with an interest rate swap agreement, and we had an additional $50.0 million outstanding under the credit facilities at a variable interest rate of 3.03%. The $325.0 million of borrowing capacity under our credit facilities at March 31, 2019, is further reduced by $30.3 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) not to exceed a maximum ratio of total debt to total capitalization and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At March 31, 2019, we were in compliance with these covenants.

At March 31, 2019, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2019	$75,000
2020	50,000
2021	—
2022	—
2023	—
Total	$125,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(5) Income Taxes
We accrued interest expense of $30 thousand and $23 thousand during the three-month periods ended March 31, 2019 and March 31, 2018, respectively, excluding the reversal of accrued interest related to adjustments for the remeasurement of uncertain tax positions. Our total gross liability for unrecognized tax benefits at March 31, 2019, is $2.7 million. If recognized, $2.1 million of unrecognized tax benefits would impact our effective tax rate. Interest of $0.4 million has been reflected as a component of the total liability. We expect no significant increases or decreases for uncertain tax positions during the next twelve months.

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2015 through 2018 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(6) Commitments and Contingencies
As of March 31, 2019, we have committed to property and equipment purchases of approximately $186.9 million.

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

On May 17, 2018, in Harris County District Court in Houston, Texas, a jury rendered an adverse verdict against Werner Enterprises, Inc. (the “Company”) in a lawsuit arising from a December 30, 2014 accident between a Werner tractor-trailer and a passenger vehicle. On July 30, 2018, the court entered a final judgment against Werner for $92 million, including pre-judgment interest.

The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $16.3 million as of March 31, 2019, and $15.2 million as of December 31, 2018. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of March 31, 2019 and December 31, 2018.

The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court has awarded $0.5 million to the plaintiffs for attorney fees and costs. As of March 31, 2019, we had accrued for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter. Plaintiffs have appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages.

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

(7) Earnings Per Share
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

The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2019	2018
Net income	$36,086	$27,807
Weighted average common shares outstanding	70,274	72,435
Dilutive effect of stock-based awards	298	236
Shares used in computing diluted earnings per share	70,572	72,671
Basic earnings per share	$0.51	$0.38
Diluted earnings per share	$0.51	$0.38

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

(8) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of March 31, 2019, there were 6,788,478 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of March 31, 2019, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $15.8 million and is expected to be recognized over a weighted average period of 2.2 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted awards:
Pre-tax compensation expense	$1,163	$936
Tax benefit	297	239
Restricted stock expense, net of tax	$866	$697
Performance awards:
Pre-tax compensation expense	$896	$485
Tax benefit	228	124
Performance award expense, net of tax	$668	$361

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

The following table summarizes stock option activity for the three months ended March 31, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	9	$19.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	9	19.02	0.68	$136
Exercisable at end of period	9	19.02	0.68	$136

We did not grant any stock options during the three-month periods ended March 31, 2019 and March 31, 2018. The fair value of stock option grants is estimated using a Black-Scholes valuation model. There were no stock options exercised in the three-month period ended March 31, 2019, and the total intrinsic value of stock options exercised in the three-month period ended March 31, 2018 was $220 thousand.

Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 60 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the three months ended March 31, 2019:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	326	$31.93
Granted	132	33.05
Vested	(45)	33.62
Forfeited	(3)	30.78
Nonvested at end of period	410	32.12

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

The total fair value of previously granted restricted awards vested during the three-month periods ended March 31, 2019 and March 31, 2018 was $1.6 million and $0.6 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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

The following table summarizes performance award activity for the three months ended March 31, 2019:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	207	$27.92
Granted	97	32.88
Vested	(35)	27.07
Forfeited	—	—
Nonvested at end of period	269	29.83

The 2019 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2019 to December 31, 2020. Shares earned based on cumulative diluted earnings per share may be capped based on absolute total shareholder return during the three-year period ended December 31, 2021. The 2019 performance awards will vest in one installment on the third anniversary from the grant date.

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

The vesting date fair value of performance awards that vested during the three-month periods ended March 31, 2019 and March 31, 2018 was $1.2 million and $1.3 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

(9) Segment Information
We have two reportable segments – Truckload Transportation Services (“TTS”) and Werner Logistics.

The TTS segment consists of two operating units, Dedicated and One-Way Truckload. These units are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. Dedicated provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload is comprised of the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; and (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Revenues for the TTS segment include a small amount of non-trucking revenues which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where we utilize a third-party capacity provider.

The Werner Logistics segment generates the majority of our non-trucking revenues through four operating units that provide non-trucking services to our customers. These four Werner Logistics operating units are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; (iii) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes; and (iv) Werner Final Mile (“Final Mile”) offers home and business deliveries of large or heavy items using third-party agents with two associates operating a liftgate straight truck.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues
Truckload Transportation Services	$462,891	$431,556
Werner Logistics	117,370	117,420
Other	15,472	13,259
Corporate	589	907
Subtotal	596,322	563,142
Inter-segment eliminations	(205)	(458)
Total	$596,117	$562,684

Operating Income
Truckload Transportation Services	$42,953	$33,422
Werner Logistics	4,711	2,757
Other	1,179	(386)
Corporate	(824)	(678)
Total	$48,019	$35,115

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commercial Commitments

•	Regulations

•	Critical Accounting Estimates
The MD&A should be read in conjunction with our 2018 Form 10-K.

Overview:
We have two reportable segments, Truckload Transportation Services (“TTS”) and Werner Logistics, and we operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our TTS segment) or obtain qualified third-party capacity at a reasonable price (with respect to our Werner Logistics segment). Although our business volume is not highly concentrated, we may also be affected by our customers’ financial failures or loss of customer business.

Revenues for our TTS segment operating units (Dedicated and One-Way Truckload) are typically generated on a per-mile basis and also include revenues such as stop charges, loading and unloading charges, equipment detention charges and equipment repositioning charges. To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharge revenues that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average percentage of empty miles (miles without trailer cargo), (iii) average trip length (in loaded miles) and (iv) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our TTS segment also generates a small amount of revenues categorized as non-trucking revenues, which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where the TTS segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2019 to first quarter 2018, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

We provide non-trucking services primarily through the four operating units within our Werner Logistics segment (Truckload Logistics, Intermodal, WGL and Final Mile). Unlike our TTS segment, the Werner Logistics segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the Werner Logistics segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate the Werner Logistics segment’s financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.

Results of Operations:
The following table sets forth the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended (3ME) March 31,				Percentage Change in Dollar Amounts
	2019		2018		3ME
(Amounts in thousands)	$	%	$	%	%
Operating revenues	$596,117	100.0	$562,684	100.0	5.9%

Operating expenses:
Salaries, wages and benefits	202,799	34.0	182,794	32.5	10.9%
Fuel	56,138	9.4	59,032	10.5	(4.9)%
Supplies and maintenance	45,685	7.7	45,739	8.1	(0.1)%
Taxes and licenses	22,901	3.8	22,493	4.0	1.8%
Insurance and claims	22,709	3.8	21,158	3.8	7.3%
Depreciation	60,759	10.2	55,506	9.9	9.5%
Rent and purchased transportation	132,836	22.3	135,922	24.2	(2.3)%
Communications and utilities	4,011	0.7	4,107	0.7	(2.3)%
Other	260	—	818	0.1	(68.2)%
Total operating expenses	548,098	91.9	527,569	93.8	3.9%

Operating income	48,019	8.1	35,115	6.2	36.7%
Total other expense (income)	(161)	—	(205)	—	(21.5)%
Income before income taxes	48,180	8.1	35,320	6.2	36.4%
Income taxes	12,094	2.0	7,513	1.3	61.0%
Net income	$36,086	6.1	$27,807	4.9	29.8%

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment, as well as certain statistical data regarding our TTS segment operations for the periods indicated.

	Three Months Ended March 31,
	2019		2018
Truckload Transportation Services segment (amounts in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$397,691		$364,188
Trucking fuel surcharge revenues	58,177		60,750
Non-trucking and other operating revenues	7,023		6,618
Operating revenues	462,891	100.0	431,556	100.0
Operating expenses	419,938	90.7	398,134	92.3
Operating income	$42,953	9.3	$33,422	7.7

	Three Months Ended March 31,
Truckload Transportation Services segment	2019	2018	% Change
Average tractors in service	7,887	7,427	6.2%
Average revenues per tractor per week (1)	$3,879	$3,772	2.8%
Total tractors (at quarter end)
Company	7,355	6,780	8.5%
Independent contractor	590	605	(2.5)%
Total tractors	7,945	7,385	7.6%
Total trailers (at quarter end)	23,235	22,460	3.5%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$180,134	$177,966	1.2%
Average tractors in service	3,357	3,408	(1.5)%
Total tractors (at quarter end)	3,385	3,355	0.9%
Average percentage of empty miles	11.6%	11.2%	3.5%
Average revenues per tractor per week (1)	$4,127	$4,016	2.8%
Average % change in revenues per total mile (1)	6.5%	11.3%
Average % change in total miles per tractor per week	(3.5)%	0.2%
Average completed trip length in miles (loaded)	854	819	4.3%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$217,557	$186,222	16.8%
Average tractors in service	4,530	4,019	12.7%
Total tractors (at quarter end)	4,560	4,030	13.2%
Average revenues per tractor per week (1)	$3,694	$3,564	3.6%

(1)	Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended March 31,
	2019		2018
Werner Logistics segment (amounts in thousands)	$	%	$	%
Operating revenues	$117,370	100.0	$117,420	100.0
Rent and purchased transportation expense	97,020	82.7	100,276	85.4
Gross margin	20,350	17.3	17,144	14.6
Other operating expenses	15,639	13.3	14,387	12.3
Operating income	$4,711	4.0	$2,757	2.3

	Three Months Ended March 31,
Werner Logistics segment	2019	2018	% Change
Average tractors in service	38	43	(11.6)%
Total tractors (at quarter end)	40	44	(9.1)%
Total trailers (at quarter end)	1,745	1,730	0.9%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Operating Revenues
Operating revenues increased 5.9% for the three months ended March 31, 2019, compared to the same period of the prior year. When comparing first quarter 2019 to first quarter 2018, TTS segment revenues increased $31.3 million or 7.3%, and Werner Logistics revenues were flat.

During first quarter 2019, freight demand in our One-Way Truckload fleet was seasonally better than normal, but below the unusually strong freight demand market of first quarter 2018, which we believe was aided by two December 2017 mandates. Tax reform incentives strengthened first quarter 2018 freight volumes while the electronic hours of service requirement began to limit truck and driver capacity in first quarter 2018. Freight demand in our One-Way Truckload unit in April 2019 and the first week of May has moderated and was lower than the unusually strong freight demand during the same period of 2018 and recently has been lower than normal seasonal freight demand.

Trucking revenues, net of fuel surcharge, increased 9.2% in first quarter 2019 compared to first quarter 2018 due to a 6.2% increase in average tractors in service and a 2.8% increase in average revenues per tractor per week, net of fuel surcharge. The average revenues per tractor per week increase was due primarily to an increase in average revenues per total mile, partially offset by a decrease in average miles per truck. The increase in average revenues per total mile was due primarily to higher contractual rates, dedicated fleet expansion and lane mix changes. We currently expect the percentage increase in average revenues per total mile for the One-Way Truckload fleet for 2019 compared to 2018 to be in the lower end of a 4% to 8% range, with the percentage increase gradually moderating during each remaining quarter of 2019 due to significant increases that occurred in the last three quarters of 2018. The following factors all contributed to lower average miles per truck: (i) extended cold and disruptive winter weather as well as a less robust freight market in first quarter 2019 compared to an unusually strong freight market in first quarter 2018, (ii) growth in Dedicated which has lower miles per truck and a shorter length of haul and (iii) one less business day in first quarter 2019 compared to first quarter 2018.

The average number of tractors in service in the TTS segment increased 6.2% to 7,887 in first quarter 2019 from 7,427 in first quarter 2018. We ended first quarter 2019 with 7,945 trucks in the TTS segment, a year-over-year increase of 560 trucks compared to the end of first quarter 2018, and a sequential increase of 125 trucks compared to the end of fourth quarter 2018. We currently expect to grow our truck fleet from year end 2018 by 3% to 5% in 2019, with growth primarily in Dedicated and occurring in the first three quarters of 2019. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues decreased 4.2% to $58.2 million in first quarter 2019 from $60.8 million in first quarter 2018 due to lower average fuel prices in the 2019 quarter. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $0.2 million in first quarter 2019 and $0.5 million in first quarter 2018 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In first quarter 2019, Werner Logistics revenues were flat year over year due to fewer project freight opportunities, lower year-over-year spot pricing trends and winter weather challenges in first quarter 2019. The Werner Logistics gross margin percentage in first quarter 2019 of 17.3% increased from 14.6% in first quarter 2018 due primarily to contractual pricing and improved capacity procurement in Truckload Logistics (formerly our Brokerage and Freight Management units within Werner Logistics). The Werner Logistics operating income percentage in first quarter 2019 of 4.0% increased from first quarter 2018 of 2.3%, and operating income dollars increased $2.0 million, or 70.9%, compared to first quarter 2018.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.9% for the three months ended March 31, 2019, compared to 93.8% for the three months ended March 31, 2018. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 19 through 21 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.

Salaries, wages and benefits increased $20.0 million or 10.9% in first quarter 2019 compared to first quarter 2018 and increased 1.5% as a percentage of operating revenues to 34.0%. The higher dollar amount of salaries, wages and benefits expense in the 2019 first quarter was due primarily to higher driver and student pay rates, approximately 5 million more company truck miles, and higher non-driver pay, all of which also resulted in an increased amount of payroll taxes and other payroll-related fringe benefits. When evaluated on the basis of company truck miles, driver salaries, wages and benefits also increased, which we primarily attribute to nearly 9% higher driver pay per company truck mile in first quarter 2019 compared to first quarter 2018. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 8.1%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2019. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premium rate for the policy year beginning April 2019 is 5% higher than the rate for the previous policy year.

The driver recruiting market is increasingly difficult. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, an historically low national unemployment rate, aging truck driver demographics and increased truck safety regulations including the regulation changes for electronic logging devices. We continue to take significant actions to strengthen our driver recruiting and retention to make Werner a preferred choice for the best drivers, including raising driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety and training features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. These efforts continue to have positive results on our driver retention with our first quarter 2019 driver turnover percentage being the second lowest in the last 20 years. We are unable to predict whether we will experience future driver shortages or continue to maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel decreased $2.9 million or 4.9% in first quarter 2019 compared to first quarter 2018 and decreased 1.1% as a percentage of operating revenues due to lower average diesel fuel prices, despite approximately 5 million more company truck miles in first quarter 2019. Average diesel fuel prices were 8 cents per gallon lower in first quarter 2019 than in first quarter 2018 and were 19 cents per gallon lower than in fourth quarter 2018.

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

For April 2019, the average diesel fuel price per gallon was approximately 1 cent lower than the average diesel fuel price per gallon in April 2018 and approximately 9 cents lower than in second quarter 2018.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance decreased $0.1 million or 0.1% in first quarter 2019 compared to first quarter 2018 and decreased 0.4% as a percentage of operating revenues. The lower dollar amount of supplies and maintenance expense was due primarily to more effective management of winter weather conditions that resulted in lower weather-related maintenance costs in first quarter 2019 compared to first quarter 2018, partially offset by increased maintenance costs in the 2019 quarter due to approximately 5 million more company truck miles.

Insurance and claims increased $1.6 million or 7.3% in first quarter 2019 compared to first quarter 2018 and remained flat as a percentage of operating revenues. During third quarter 2018, the court entered the final judgment on the apportionment of fault related to an adverse jury verdict rendered May 17, 2018, which we are appealing (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part 1 of this report). We incurred insurance and claims expense of $1.2 million in first quarter 2019 for accrued interest related to this matter. We expect to accrue $1.2 million of insurance and claims expense per quarter for post-judgment interest pursuant to this case, until such time as the outcome of our appeal is finalized. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

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

Depreciation expense increased $5.3 million or 9.5% in first quarter 2019 compared to first quarter 2018 and increased 0.3% as a percentage of operating revenues. A larger company truck and trailer fleet, the higher cost of new equipment, and information technology and communications infrastructure upgrades resulted in higher depreciation expense in first quarter 2019.

We are continuing to invest in newer trucks and trailers in 2019 to improve our driver experience, raise operational efficiency and more effectively manage our maintenance, safety and fuel costs. We currently intend to maintain the average age of our truck and trailer fleet at or near current levels. The average age of our truck fleet remains low by industry standards and was 1.8 years as of March 31, 2019, and the average age of our trailers was 4.1 years.

Rent and purchased transportation expense decreased $3.1 million or 2.3% in first quarter 2019 compared to first quarter 2018 and decreased 1.9% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense decreased

$3.3 million due to improved capacity procurement, and as a percentage of Werner Logistics revenues decreased to 82.7% in first quarter 2019 from 85.4% in first quarter 2018.

Rent and purchased transportation expense for the TTS segment decreased $0.1 million in first quarter 2019 compared to first quarter 2018. Independent contractor miles were lower in first quarter 2019, and the per-mile settlement rate for certain independent contractors increased in June 2018. Independent contractor miles as a percentage of total miles were 10.0% in first quarter 2019 compared to 10.5% in first quarter 2018. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Other operating expenses decreased $0.6 million in first quarter 2019 compared to first quarter 2018 and decreased 0.1% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $5.9 million in first quarter 2019 compared to $2.7 million in first quarter 2018. We realized higher average gains per truck and trailer in first quarter 2019 compared to first quarter 2018 and sold 10% fewer trucks and 5% more trailers. The pricing market for our used trucks strengthened over the last five quarters, while we continued to make progress selling late-model trucks via our retail network. We currently expect gains on sales of equipment in 2019 to be similar to 2018. The increased gains on sales of assets was partially offset by increased costs associated with professional and software consulting services.

Other Expense (Income)
Other expense (income) remained flat from first quarter 2018 to first quarter 2019. Higher interest expense in first quarter 2019 compared to first quarter 2018 due to higher average outstanding debt in the 2019 quarter was partially offset by higher interest income.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 25.1% in first quarter 2019 and 21.3% in first quarter 2018. The lower income tax rate in first quarter 2018 was attributed primarily to the benefit of discrete federal and state income tax items. We currently expect our 2019 effective income tax rate to be in the range of 25% to 26%.

Liquidity and Capital Resources:
During the three months ended March 31, 2019, we generated cash flow from operations of $138.8 million, a 39.0% or $38.9 million increase in cash flows compared to the same three-month period a year ago. The increase in net cash provided by operating activities resulted primarily from increased cash flows from working capital items, primarily accounts receivable, and higher net income. We were able to make net capital expenditures, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our credit facilities.

Net cash used in investing activities increased to $79.9 million for the three-month period ended March 31, 2019 from $49.6 million for the three-month period ended March 31, 2018. Net property additions (primarily revenue equipment) were $83.4 million for the three-month period ended March 31, 2019, compared to $55.5 million during the same period of 2018. As of March 31, 2019, we were committed to property and equipment purchases of approximately $186.9 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2019 to be in the range of $275 million to $300 million, compared to net capital expenditures in 2018 of $349.0 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary.

Net financing activities used $28.1 million during the three months ended March 31, 2019, and used $27.0 million during the same period in 2018. We did not borrow or repay debt during the three months ended March 31, 2019 and March 31, 2018, and we had financing net outflows of $21.5 million in the three months ended March 31, 2018 related to the change in net checks issued in excess of cash balances. Our outstanding debt at March 31, 2019 was $125.0 million. We paid dividends of $6.3 million in the three-month period ended March 31, 2019 and $5.1 million in the three-month period ended March 31, 2018. We increased our quarterly dividend rate by $0.02 per share, or 29%, beginning with the quarterly dividend paid in July 2018. Financing activities for the three months ended March 31, 2019, also included common stock repurchases of 600,000 shares at a cost of $20.5 million. No repurchases were made in the three months ended March 31, 2018. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of March 31, 2019, the Company had purchased 5,964,392 shares pursuant to our current Board of Directors repurchase authorization and had 2,035,608 shares remaining available for repurchase.

Management believes our financial position at March 31, 2019 is strong. As of March 31, 2019, we had $64.7 million of cash and cash equivalents and $1.28 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of March 31, 2019, we had a total of $325.0 million of borrowing capacity under three credit facilities (see Note 4 in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Form 10-Q), of which we had borrowed $125.0 million. The remaining $200.0 million of credit available under these facilities at March 31, 2019 is reduced by the $30.3 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
Item 7 of Part II of our 2018 Form 10-K includes our disclosure of contractual obligations and commercial commitments as of December 31, 2018. There were no material changes in the nature of these items during the three months ended March 31, 2019. See the Notes to Consolidated Financial Statements (Unaudited) under Item I of Part I of this Form 10-Q.

Regulations:
Item 1 of Part I of our 2018 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. There have been no material changes in the status of these proposed regulations previously disclosed in the 2018 Form 10-K.

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

Information regarding our Critical Accounting Estimates can be found in our 2018 Form 10-K. Estimates of accrued liabilities for insurance and claims for liability and physical damage losses and workers’ compensation is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements.

There have been no material changes to this critical accounting estimate from that discussed in our 2018 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.

Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of March 31, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, and China. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $0.6 million for first quarter 2019 and $2.3 million for first quarter 2018. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75 million of debt outstanding at March 31, 2019, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement to reduce our exposure to interest rate increases. We had $50 million of variable rate debt outstanding at March 31, 2019. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $500,000.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding the May 17, 2018 adverse jury verdict and subsequent final judgment on July 30, 2018 in Harris County District Court in Houston, Texas, is incorporated by reference from Note 6 in our Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 15, 2007, we announced that on October 11, 2007 our Board of Directors approved an increase in the number of shares of our common stock that the Company is authorized to repurchase. Under this authorization, the Company is permitted to repurchase an additional 8,000,000 shares. As of March 31, 2019, the Company had purchased 5,964,392 shares pursuant to this authorization and had 2,035,608 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

The following table summarizes our stock repurchases during first quarter 2019 made pursuant to this authorization. The Company did not purchase any shares during first quarter 2019 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	—	$—	—	2,635,608
February 1-28, 2019	326,075	$34.66	326,075	2,309,533
March 1-31, 2019	273,925	$33.74	273,925	2,035,608
Total	600,000	$34.24	600,000	2,035,608

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

10.1	Named Executive Officer Compensation	Item 5.02 of the Company’s Current Report on Form 8-K dated February 11, 2019

11	Statement Re: Computation of Per Share Earnings	See Note 7 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 8, 2019	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 8, 2019	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary