Form 10-Q
period 2019-06-30
WERNER ENTERPRISES INC
filed 2019-08-07
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-14690

WERNER ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nebraska			47-0648386
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

14507 Frontier Road
Post Office Box 45308
Omaha	,	Nebraska	68145-0308
(Address of principal executive offices)			(Zip Code)
(402) 895-6640
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	WERN	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2019, 69,195,003 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and six-month periods ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2018 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
	(Unaudited)
Operating revenues	$627,533	$619,130	$1,223,650	$1,181,814
Operating expenses:
Salaries, wages and benefits	206,001	196,115	408,800	378,909
Fuel	61,064	65,665	117,202	124,697
Supplies and maintenance	44,371	45,681	90,056	91,420
Taxes and licenses	23,643	22,651	46,544	45,144
Insurance and claims	20,992	30,689	43,701	51,847
Depreciation	61,437	56,551	122,196	112,057
Rent and purchased transportation	146,176	151,433	279,012	287,355
Communications and utilities	3,903	3,928	7,914	8,035
Other	1,504	(4,366)	1,764	(3,548)
Total operating expenses	569,091	568,347	1,117,189	1,095,916
Operating income	58,442	50,783	106,461	85,898
Other expense (income):
Interest expense	1,429	490	2,287	972
Interest income	(989)	(693)	(1,892)	(1,433)
Other	58	78	(58)	131
Total other expense (income)	498	(125)	337	(330)
Income before income taxes	57,944	50,908	106,124	86,228
Income taxes	14,626	12,644	26,720	20,157
Net income	$43,318	$38,264	$79,404	$66,071
Earnings per share:
Basic	$0.62	$0.53	$1.14	$0.91
Diluted	$0.62	$0.53	$1.13	$0.91
Weighted-average common shares outstanding:
Basic	69,593	72,144	69,932	72,289
Diluted	69,893	72,376	70,229	72,522
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
	(Unaudited)
Net income	$43,318	$38,264	$79,404	$66,071
Other comprehensive income (loss):
Foreign currency translation adjustments	526	(2,537)	1,144	(212)
Change in fair value of interest rate swap, net of tax	(106)	94	(211)	372
Other comprehensive income	420	(2,443)	933	160
Comprehensive income	$43,738	$35,821	$80,337	$66,231
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,420	$33,930
Accounts receivable, trade, less allowance of $8,409 and $8,613, respectively	331,239	337,927
Other receivables	23,635	26,545
Inventories and supplies	10,282	10,060
Prepaid taxes, licenses and permits	8,008	16,619
Other current assets	33,717	31,577
Total current assets	453,301	456,658
Property and equipment	2,312,594	2,247,577
Less – accumulated depreciation	787,214	760,015
Property and equipment, net	1,525,380	1,487,562
Other non-current assets	149,936	139,284
Total assets	$2,128,617	$2,083,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,713	$97,781
Current portion of long-term debt	—	75,000
Insurance and claims accruals	70,483	67,304
Accrued payroll	37,432	40,271
Other current liabilities	27,942	30,004
Total current liabilities	228,570	310,360
Long-term debt, net of current portion	390,000	50,000
Other long-term liabilities	17,424	10,911
Insurance and claims accruals, net of current portion	225,997	214,030
Deferred income taxes	234,282	233,450
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 69,195,003 and 70,441,973 shares outstanding, respectively	805	805
Paid-in capital	110,102	107,455
Retained earnings	1,219,529	1,413,746
Accumulated other comprehensive loss	(15,140)	(16,073)
Treasury stock, at cost; 11,338,533 and 10,091,563 shares, respectively	(282,952)	(241,180)
Total stockholders’ equity	1,032,344	1,264,753
Total liabilities and stockholders’ equity	$2,128,617	$2,083,504
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$79,404	$66,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	122,196	112,057
Deferred income taxes	1,088	16,269
Gain on disposal of property and equipment	(10,383)	(11,346)
Non-cash equity compensation	4,365	3,389
Insurance and claims accruals, net of current portion	11,967	14,081
Other	(3,365)	(2,795)
Changes in certain working capital items:
Accounts receivable, net	6,688	(28,960)
Other current assets	7,028	3,791
Accounts payable	5,554	10,745
Other current liabilities	(4,206)	(851)
Net cash provided by operating activities	220,336	182,451
Cash flows from investing activities:
Additions to property and equipment	(239,289)	(256,202)
Proceeds from sales of property and equipment	76,936	81,367
Issuance of notes receivable	—	(3,300)
Decrease in notes receivable	6,505	11,727
Net cash used in investing activities	(155,848)	(166,408)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	265,000	20,000
Change in net checks issued in excess of cash balances	—	(7,842)
Dividends on common stock	(273,734)	(10,140)
Repurchases of common stock	(42,301)	(22,884)
Tax withholding related to net share settlements of restricted stock awards	(1,189)	(679)
Stock options exercised	—	248
Net cash used in financing activities	(52,224)	(21,297)
Effect of exchange rate fluctuations on cash	226	47
Net increase (decrease) in cash, cash equivalents and restricted cash	12,490	(5,207)
Cash, cash equivalents and restricted cash, beginning of period	33,930	15,131
Cash, cash equivalents and restricted cash, end of period	$46,420	$9,924
Supplemental disclosures of cash flow information:
Interest paid	$1,830	$972
Income taxes paid	36,805	5,463
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$3,732	$3,816
Change in fair value of interest rate swap	(211)	372
Property and equipment acquired included in accounts payable	6,126	7,697
Property and equipment disposed included in other receivables	—	265
Dividends accrued but not yet paid at end of period	6,227	6,466

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(Unaudited)
BALANCE, December 31, 2018	$805	$107,455	$1,413,746	$(16,073)	$(241,180)	$1,264,753
Comprehensive income	—	—	36,086	513	—	36,599
Purchases of 600,000 shares of common stock	—	—	—	—	(20,545)	(20,545)
Dividends on common stock ($0.09 per share)	—	—	(6,290)	—	—	(6,290)
Equity compensation activity, 46,129 shares	—	(1,578)	—	—	399	(1,179)
Non-cash equity compensation expense	—	2,051	—	—	—	2,051
BALANCE, March 31, 2019	805	107,928	1,443,542	(15,560)	(261,326)	1,275,389
Comprehensive income	—	—	43,318	420	—	43,738
Purchases of 700,000 shares of common stock	—	—	—	—	(21,756)	(21,756)
Dividends on common stock ($3.84 per share)	—	—	(267,331)	—	—	(267,331)
Equity compensation activity, 6,901 shares	—	(140)	—	—	130	(10)
Non-cash equity compensation expense	—	2,314	—	—	—	2,314
BALANCE, June 30, 2019	$805	$110,102	$1,219,529	$(15,140)	$(282,952)	$1,032,344

BALANCE, December 31, 2017	$805	$102,563	$1,267,871	$(15,835)	$(170,622)	$1,184,782
Comprehensive income	—	—	27,807	2,603	—	30,410
Dividends on common stock ($0.07 per share)	—	—	(5,071)	—	—	(5,071)
Equity compensation activity, 44,980 shares	—	(1,069)	—	—	631	(438)
Non-cash equity compensation expense	—	1,410	—	—	—	1,410
Cumulative effect of accounting change	—	—	2,011	—	—	2,011
BALANCE, March 31, 2018	805	102,904	1,292,618	(13,232)	(169,991)	1,213,104
Comprehensive income	—	—	38,264	(2,443)	—	35,821
Purchases of 627,652 shares of common stock	—	—	—	—	(22,884)	(22,884)
Dividends on common stock ($0.09 per share)	—	—	(6,466)	—	—	(6,466)
Equity compensation activity, 4,935 shares	—	(84)	—	—	91	7
Non-cash equity compensation expense	—	1,979	—	—	—	1,979
BALANCE, June 30, 2018	$805	$104,799	$1,324,416	$(15,675)	$(192,784)	$1,221,561
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

Accounting Standards Updates Not Yet Effective
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements,” which requires measurement and recognition of expected versus incurred credit losses for financial assets. The provisions of this update are effective for fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting ASU No. 2016-13 on our financial position, results of operations and cash flows.
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

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Truckload Transportation Services	$479,959	$470,277	$942,850	$901,833
Werner Logistics	130,883	134,012	248,253	251,432
Inter-segment eliminations	(34)	(212)	(239)	(670)
Transportation services	610,808	604,077	1,190,864	1,152,595
Other revenues	16,725	15,053	32,786	29,219
Total revenues	$627,533	$619,130	$1,223,650	$1,181,814

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$554,261	$540,284	$1,080,853	$1,028,305
Mexico	51,958	59,741	104,772	116,151
Other	21,314	19,105	38,025	37,358
Total revenues	$627,533	$619,130	$1,223,650	$1,181,814

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At June 30, 2019 and December 31, 2018, the accounts receivable, net, balance was $331.2 million and $337.9 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At June 30, 2019 and December 31, 2018, the balance of contract assets was $9.4 million and $7.4 million, respectively. The Company has recognized contract assets within the other current assets financial statement caption on the balance sheet. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At June 30, 2019 and December 31, 2018, the balance of contract liabilities was $2.3 million and $1.7 million, respectively. The amount of revenues recognized in the six months ended June 30, 2019 that was included in the December 31, 2018 contract liability balance was $1.7 million. The Company has recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.

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

During the six months ended June 30, 2019 and June 30, 2018, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2019.

(In thousands)	June 30, 2019
Maturity of Lease Liabilities
2019 (remaining)	$1,619
2020	2,829
2021	2,005
2022	1,171
2023	331
Thereafter	749
Total undiscounted operating lease payments	$8,704
Less: Imputed interest	(523)
Present value of operating lease liabilities	$8,181

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$7,910

Current lease liabilities (recorded in other current liabilities)	$2,892
Long-term lease liabilities (recorded in other long-term liabilities)	5,289
Total operating lease liabilities	$8,181

Other Information
Weighted-average remaining lease term for operating leases	3.55 years
Weighted-average discount rate for operating leases	3.5%

Cash Flows
An initial right-of-use asset of $8.7 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Additional right-of-use assets of $0.8 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the six months ended June 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $1.8 million during the six months ended June 30, 2019, and is included in operating cash flows.

Operating Lease Expense
Operating lease expense was $2.0 million and $4.3 million during the three and six months ended June 30, 2019, respectively. This expense included $0.9 million and $1.8 million for the three and six months ended June 30, 2019, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.

Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease, and revenues for the three and six months ended June 30, 2019 were $3.5 million and $6.8 million, respectively. The following table presents information about the maturities of these operating leases as of June 30, 2019.

(In thousands)	June 30, 2019
2019 (remaining)	$6,145
2020	5,162
2021	248
2022	62
2023	—
Thereafter	—
Total	$11,617

(4) Credit Facilities
On May 14, 2019, we entered into new five-year, unsecured revolving credit facilities with Wells Fargo Bank, N.A. and BMO Harris Bank N.A., replacing the previous credit facilities with both lenders. We replaced our previous $100.0 million credit facility and $75.0 million term commitment with Wells Fargo Bank, N.A. with a $300.0 million credit facility which will expire on May 14, 2024. Also on May 14, 2019, we replaced our previous $75.0 million credit facility with BMO Harris Bank N.A. with a $200.0 million credit facility which will expire on May 14, 2024. We also have an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of June 30, 2019 and December 31, 2018, our outstanding debt totaled $390.0 million and $125.0 million, respectively. We had $315.0 million outstanding under the credit facilities at a weighted average variable interest rate of 3.07% as of June 30, 2019, and we had an additional $75.0 million outstanding under the Wells Fargo Bank, N.A. credit facility at a variable rate of 2.99% as of June 30, 2019, which is effectively fixed at 2.5% with an interest rate swap agreement through September 15, 2019. On July 2, 2019, we (i) terminated our previous $75.0 million interest rate swap agreement with Wells Fargo Bank, N.A., (ii) entered into a $75.0 million interest rate swap agreement with Wells Fargo Bank, N.A., that effectively fixes our interest rate at 2.32% through May 14, 2024, and (iii) entered into a $75.0 million interest rate swap agreement with BMO Harris Bank N.A. that effectively fixes our interest rate at 2.36% through May 14, 2024. The $575.0 million of borrowing capacity under our credit facilities at June 30, 2019, is further reduced by $30.0 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At June 30, 2019, we were in compliance with these covenants.

At June 30, 2019, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2019	$—
2020	75,000
2021	—
2022	—
2023	—
2024	315,000
Total	$390,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(5) Commitments and Contingencies
As of June 30, 2019, we have committed to property and equipment purchases of approximately $176.5 million.

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

The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $17.1 million as of June 30, 2019, and $15.2 million as of December 31, 2018. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court has awarded $0.5 million to the plaintiffs for attorney fees and costs. As of June 30, 2019, we had accrued for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter. Plaintiffs have appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages.

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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$43,318	$38,264	$79,404	$66,071
Weighted average common shares outstanding	69,593	72,144	69,932	72,289
Dilutive effect of stock-based awards	300	232	297	233
Shares used in computing diluted earnings per share	69,893	72,376	70,229	72,522
Basic earnings per share	$0.62	$0.53	$1.14	$0.91
Diluted earnings per share	$0.62	$0.53	$1.13	$0.91

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

(7) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of June 30, 2019, there were 6,777,546 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of June 30, 2019, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $13.8 million and is expected to be recognized over a weighted average period of 2.0 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted awards:
Pre-tax compensation expense	$1,313	$1,127	$2,476	$2,063
Tax benefit	334	287	631	526
Restricted stock expense, net of tax	$979	$840	$1,845	$1,537
Performance awards:
Pre-tax compensation expense	$1,001	$842	$1,897	$1,327
Tax benefit	256	214	484	338
Performance award expense, net of tax	$745	$628	$1,413	$989

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

The following table summarizes stock option activity for the six months ended June 30, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	9	$19.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	9	19.02	0.43	$109
Exercisable at end of period	9	19.02	0.43	$109

We did not grant any stock options during the six-month periods ended June 30, 2019 and June 30, 2018. The fair value of stock option grants is estimated using a Black-Scholes valuation model. There were no stock options exercised in the six-month period ended June 30, 2019, and the total intrinsic value of stock options exercised in the six-month period ended June 30, 2018 was $235 thousand.

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
The following table summarizes restricted award activity for the six months ended June 30, 2019:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	326	$31.93
Granted	145	32.54
Vested	(52)	33.04
Forfeited	(5)	30.94
Nonvested at end of period	414	32.02

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

The total fair value of previously granted restricted awards vested during the six-month periods ended June 30, 2019 and June 30, 2018 was $1.8 million and $0.8 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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

The following table summarizes performance award activity for the six months ended June 30, 2019:

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

The vesting date fair value of performance awards that vested during the six-month periods ended June 30, 2019 and June 30, 2018 was $1.2 million and $1.3 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Truckload Transportation Services	$479,959	$470,277	$942,850	$901,833
Werner Logistics	130,883	134,012	248,253	251,432
Other	16,096	14,422	31,568	27,681
Corporate	629	631	1,218	1,538
Subtotal	627,567	619,342	1,223,889	1,182,484
Inter-segment eliminations	(34)	(212)	(239)	(670)
Total	$627,533	$619,130	$1,223,650	$1,181,814

Operating Income
Truckload Transportation Services	$51,665	$43,432	$94,618	$76,854
Werner Logistics	5,182	5,602	9,893	8,359
Other	2,293	243	3,472	(143)
Corporate	(698)	1,506	(1,522)	828
Total	$58,442	$50,783	$106,461	$85,898

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for second quarter 2019 to second quarter 2018, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

	Three Months Ended (3ME) June 30,				Six Months Ended (6ME) June 30,				Percentage Change in Dollar Amounts
	2019		2018		2019		2018		3ME	6ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$627,533	100.0	$619,130	100.0	$1,223,650	100.0	$1,181,814	100.0	1.4	3.5

Operating expenses:
Salaries, wages and benefits	206,001	32.8	196,115	31.7	408,800	33.4	378,909	32.1	5.0	7.9
Fuel	61,064	9.7	65,665	10.6	117,202	9.6	124,697	10.5	(7.0)	(6.0)
Supplies and maintenance	44,371	7.1	45,681	7.4	90,056	7.4	91,420	7.7	(2.9)	(1.5)
Taxes and licenses	23,643	3.8	22,651	3.7	46,544	3.8	45,144	3.8	4.4	3.1
Insurance and claims	20,992	3.4	30,689	4.9	43,701	3.6	51,847	4.4	(31.6)	(15.7)
Depreciation	61,437	9.8	56,551	9.1	122,196	10.0	112,057	9.5	8.6	9.0
Rent and purchased transportation	146,176	23.3	151,433	24.5	279,012	22.8	287,355	24.3	(3.5)	(2.9)
Communications and utilities	3,903	0.6	3,928	0.6	7,914	0.6	8,035	0.7	(0.6)	(1.5)
Other	1,504	0.2	(4,366)	(0.7)	1,764	0.1	(3,548)	(0.3)	(134.4)	(149.7)
Total operating expenses	569,091	90.7	568,347	91.8	1,117,189	91.3	1,095,916	92.7	0.1	1.9

Operating income	58,442	9.3	50,783	8.2	106,461	8.7	85,898	7.3	15.1	23.9
Total other expense (income)	498	0.1	(125)	—	337	—	(330)	—	498.4	202.1
Income before income taxes	57,944	9.2	50,908	8.2	106,124	8.7	86,228	7.3	13.8	23.1
Income taxes	14,626	2.3	12,644	2.0	26,720	2.2	20,157	1.7	15.7	32.6
Net income	$43,318	6.9	$38,264	6.2	$79,404	6.5	$66,071	5.6	13.2	20.2

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment, as well as certain statistical data regarding our TTS segment operations for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Truckload Transportation Services segment (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$411,460		$395,094		$809,151		$759,282
Trucking fuel surcharge revenues	62,533		68,042		120,710		128,792
Non-trucking and other operating revenues	5,966		7,141		12,989		13,759
Operating revenues	479,959	100.0	470,277	100.0	942,850	100.0	901,833	100.0
Operating expenses	428,294	89.2	426,845	90.8	848,232	90.0	824,979	91.5
Operating income	$51,665	10.8	$43,432	9.2	$94,618	10.0	$76,854	8.5

	Three Months Ended June 30,			Six Months Ended June 30,
Truckload Transportation Services segment	2019	2018	% Change	2019	2018	% Change
Average tractors in service	7,937	7,548	5.2%	7,912	7,488	5.7%
Average revenues per tractor per week (1)	$3,988	$4,027	(1.0)%	$3,934	$3,900	0.9%
Total tractors (at quarter end)
Company	7,350	7,075	3.9%	7,350	7,075	3.9%
Independent contractor	585	625	(6.4)%	585	625	(6.4)%
Total tractors	7,935	7,700	3.1%	7,935	7,700	3.1%
Total trailers (at quarter end)	23,235	22,870	1.6%	23,235	22,870	1.6%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$184,279	$193,080	(4.6)%	$364,413	$371,046	(1.8)%
Average tractors in service	3,379	3,329	1.5%	3,368	3,369	—%
Total tractors (at quarter end)	3,355	3,320	1.1%	3,355	3,320	1.1%
Average percentage of empty miles	12.18%	10.94%	11.3%	11.90%	11.08%	7.4%
Average revenues per tractor per week (1)	$4,195	$4,461	(6.0)%	$4,161	$4,236	(1.8)%
Average % change in revenues per total mile (1)	(2.7)%	15.6%		1.8%	13.5%
Average % change in total miles per tractor per week	(3.4)%	0.4%		(3.4)%	0.3%
Average completed trip length in miles (loaded)	834	828	0.7%	844	824	2.4%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$227,181	$202,014	12.5%	$444,738	$388,236	14.6%
Average tractors in service	4,558	4,219	8.0%	4,544	4,119	10.3%
Total tractors (at quarter end)	4,580	4,380	4.6%	4,580	4,380	4.6%
Average revenues per tractor per week (1)	$3,833	$3,683	4.1%	$3,764	$3,625	3.8%

(1)	Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Werner Logistics segment (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$130,883	100.0	$134,012	100.0	$248,253	100.0	$251,432	100.0
Rent and purchased transportation expense	109,836	83.9	112,918	84.3	206,856	83.3	213,194	84.8
Gross margin	21,047	16.1	21,094	15.7	41,397	16.7	38,238	15.2
Other operating expenses	15,865	12.1	15,492	11.5	31,504	12.7	29,879	11.9
Operating income	$5,182	4.0	$5,602	4.2	$9,893	4.0	$8,359	3.3

	Three Months Ended June 30,			Six Months Ended June 30,
Werner Logistics segment	2019	2018	% Change	2019	2018	% Change
Average tractors in service	37	40	(7.5)%	38	42	(9.5)%
Total tractors (at quarter end)	35	43	(18.6)%	35	43	(18.6)%
Total trailers (at quarter end)	1,670	1,620	3.1%	1,670	1,620	3.1%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Operating Revenues
Operating revenues increased 1.4% for the three months ended June 30, 2019, compared to the same period of the prior year. When comparing second quarter 2019 to second quarter 2018, TTS segment revenues increased $9.7 million or 2.1%, and Werner Logistics revenues decreased $3.1 million or 2.3%.

During second quarter 2019, freight demand in our One-Way Truckload fleet was seasonally below average and well below the unusually strong freight demand of second quarter 2018, which was aided by two December 2017 mandates. Tax reform incentives strengthened second quarter 2018 freight volumes while the electronic hours of service requirement limited truck and driver capacity in second quarter 2018. In the first five weeks of third quarter 2019, freight demand in our One-Way Truckload unit has remained lower than average compared to the same five-week periods in prior third quarters.

Trucking revenues, net of fuel surcharge, increased 4.1% in second quarter 2019 compared to second quarter 2018 due to a 5.2% increase in average tractors in service, partially offset by a 1.0% decrease in average revenues per tractor per week, net of fuel surcharge, which was due primarily to a decrease in average miles per tractor, partially offset by an increase in average revenues per total mile. The increase in average revenues per total mile was due primarily to higher contractual rates, dedicated fleet expansion and lane mix changes. We currently expect the percentage change in average revenues per total mile for the One-Way Truckload fleet for 2019 compared to 2018 to be in the range of flat to 3% lower. While year-to-date 2019 contract pricing increases are approximately 4% on average with recent contracts renewed in the flat-to-low single digit range, the lackluster 2019 freight market has provided few project and surge freight opportunities with premium rates, significantly lower spot rates and higher empty miles. As such, we are currently assuming the current freight trend will continue into third quarter, with an expectation that there will be a normal seasonal pickup in freight and rates during the fourth quarter holiday shipping season. Third and fourth quarter One-Way Truckload revenues per total mile is expected to be lower than the same quarters in 2018, due to significant rate increases and project activity that occurred in the last two quarters of 2018.The following factors all contributed to lower average miles per truck: (i) below average seasonal freight market in second quarter 2019 compared to an unusually strong seasonal freight market in second quarter 2018, (ii) growth in Dedicated which has lower miles per truck and a shorter length of haul, (iii) fewer team driver trucks and (iv) southern U.S. border security crossing delays affecting about one quarter of our One-Way Truckload revenues.

The average number of tractors in service in the TTS segment increased 5.2% to 7,937 in second quarter 2019 from 7,548 in second quarter 2018. We ended second quarter 2019 with 7,935 trucks in the TTS segment, a year-over-year increase of 235 trucks compared to the end of second quarter 2018, and a sequential decrease of 10 trucks compared to the end of first quarter 2019. We currently expect growth in our truck fleet from year-end 2018 to be in the low end of the range of 3% to 5% in 2019, with growth primarily in Dedicated and occurring in the first three quarters of 2019. We currently expect approximately 100 truck growth in third quarter 2019 and no truck growth in fourth quarter 2019. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues decreased 8.1% to $62.5 million in second quarter 2019 from $68.0 million in second quarter 2018 due to lower average fuel prices in the 2019 quarter. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $34 thousand in second quarter 2019 and $212 thousand in second quarter 2018 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In second quarter 2019, Werner Logistics revenues decreased $3.1 million, or 2.3%, due to fewer project freight opportunities, significantly lower year-over-year spot pricing trends and lower volumes in second quarter 2019. The Werner Logistics gross margin percentage in second quarter 2019 of 16.1% increased from 15.7% in second quarter 2018 due primarily to contractual pricing and improved capacity procurement in Truckload Logistics (formerly our Brokerage and Freight Management units within Werner Logistics). The Werner Logistics operating income percentage in second quarter 2019 of 4.0% decreased from second quarter 2018 of 4.2%, and operating income dollars decreased $0.4 million, or 7.5%, compared to second quarter 2018.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.7% for the three months ended June 30, 2019, compared to 91.8% for the three months ended June 30, 2018. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 20 through 22 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.

Salaries, wages and benefits increased $9.9 million or 5.0% in second quarter 2019 compared to second quarter 2018 and increased 1.1% as a percentage of operating revenues to 32.8%. The higher dollar amount of salaries, wages and benefits expense in the 2019 second quarter was due primarily to higher driver and student pay rates and 4.8 million more company truck miles, both of which also resulted in an increased amount of payroll taxes and other payroll-related fringe benefits. When evaluated on the basis of company truck miles, driver salaries, wages and benefits also increased, which we primarily attribute to nearly 5% higher driver pay per company truck mile in second quarter 2019 compared to second quarter 2018. The rate of year-over-year percentage increases in driver pay began to moderate when compared to the larger driver pay increases from the first half of 2018. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment decreased 0.5%.

We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2019. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premium rate for the policy year beginning April 2019 is 5% higher than the rate for the previous policy year.

The driver recruiting market is extremely competitive. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, an historically low national unemployment rate, aging truck driver demographics and increased truck safety regulations including the regulation changes for electronic logging devices. We continue to take significant actions to strengthen our driver recruiting and retention to make Werner a preferred choice for the best drivers, including raising driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety and training features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. These efforts continue to have positive results on our driver retention. We are unable to predict whether we will experience future driver shortages or continue to maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel decreased $4.6 million or 7.0% in second quarter 2019 compared to second quarter 2018 and decreased 0.9% as a percentage of operating revenues due to lower average diesel fuel prices, despite 4.8 million more company truck miles in second quarter 2019. Average diesel fuel prices were 17 cents per gallon lower in second quarter 2019 than in second quarter 2018 and were 11 cents per gallon higher than in first quarter 2019.

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

For July 2019, the average diesel fuel price per gallon was approximately 25 cents lower than the average diesel fuel price per gallon in July 2018 and approximately 28 cents lower than in third quarter 2018.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance decreased $1.3 million or 2.9% in second quarter 2019 compared to second quarter 2018 and decreased 0.3% as a percentage of operating revenues. The lower dollar amount of supplies and maintenance expense was due primarily to lower tractor maintenance costs resulting from more effective management of these costs in second quarter 2019 compared to second quarter 2018, despite 4.8 million more company truck miles.

Insurance and claims decreased $9.7 million or 31.6% in second quarter 2019 compared to second quarter 2018 and decreased 1.5% as a percentage of operating revenues. During second quarter 2018, we accrued $11.3 million of insurance and claims expense, including interest, related to a previously-disclosed adverse jury verdict rendered May 17, 2018 (see Note 5 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part 1 of this report). During third quarter 2018, the court entered the final judgment on the apportionment of fault related to this verdict, which we are appealing. We incurred insurance and claims expense of $0.8 million in second quarter 2019 for accrued interest related to this matter. Interest is accrued at $0.4 million per month, until such time as the outcome of our appeal is finalized, excluding months where the plaintiffs have requested an extension of time to respond to our appeal. To date the plaintiffs have requested extensions for the months of June and July 2019. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

We renewed our liability insurance policies on August 1, 2019 with the same deductibles and aggregates as the August 1, 2018 renewal. We continue to be responsible for the first $3.0 million per claim with an annual $6.0 million aggregate for claims between $3.0 million and $5.0 million. We also have an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million. As a result, we are responsible for the first $10.0 million per claim, until we meet the $6.0 million aggregate for claims between $3.0 million and $5.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2019 are 11% higher, or $0.7 million higher, than premiums for the previous policy year.

Depreciation expense increased $4.9 million or 8.6% in second quarter 2019 compared to second quarter 2018 and increased 0.7% as a percentage of operating revenues. A larger company truck and trailer fleet, the higher cost of new truck and trailer equipment, and information technology and communications infrastructure upgrades resulted in higher depreciation expense in second quarter 2019.

We are continuing to invest in newer trucks and trailers in 2019 to improve our driver experience, raise operational efficiency and more effectively manage our maintenance, safety and fuel costs. We currently intend to maintain the average age of our truck and trailer fleet at or near current levels. The average age of our truck fleet remains low by industry standards and was 1.8 years as of June 30, 2019, and the average age of our trailers was 4.1 years.

Rent and purchased transportation expense decreased $5.3 million or 3.5% in second quarter 2019 compared to second quarter 2018 and decreased 1.2% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense decreased $3.1 million as a result of lower logistics revenues, and as a percentage of Werner Logistics revenues decreased to 83.9% in second quarter 2019 from 84.3% in second quarter 2018 due primarily to contractual pricing and improved capacity procurement.

Rent and purchased transportation expense for the TTS segment decreased $2.3 million in second quarter 2019 compared to second quarter 2018. Independent contractor miles were slightly lower in second quarter 2019, and the per-mile settlement rate for certain independent contractors increased in June 2018. Independent contractor miles as a percentage of total miles were 10.0% in second quarter 2019 compared to 10.4% in second quarter 2018. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Other operating expenses increased $5.9 million in second quarter 2019 compared to second quarter 2018 and increased 0.9% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $4.5 million in second quarter 2019 compared to $8.6 million in second quarter 2018, which included a $3.5 million gain from the sale of real estate. We realized higher average gains per truck and lower average gains per trailer in second quarter 2019 compared to second quarter 2018 and sold 7% fewer trucks and 17% fewer trailers. Pricing in the market for our used trucks and trailers began to moderate in the latter part of second quarter 2019. We currently expect gains on sales of equipment in 2019 to be in the low end of the range of $18 million to $20 million and to moderate in the second half of 2019. Increased costs associated with professional and software consulting services also contributed to the increase in other operating expenses.

Other Expense (Income)
Other expense (income) increased $0.6 million in second quarter 2019 compared to second quarter 2018. Higher interest expense in second quarter 2019 compared to second quarter 2018 due to higher average outstanding debt in the 2019 quarter was partially offset by higher interest income in the 2019 quarter. We currently expect interest expense to increase in third quarter 2019 to approximately $2.7 million per quarter, based on our current debt level and interest rates, including the $150 million of our debt for which we fixed the interest rate in early July 2019 at an average rate of 2.34% with two $75 million interest rate swap agreements.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 25.2% in second quarter 2019 and 24.8% in second quarter 2018. The lower income tax rate in second quarter 2018 was attributed primarily to favorable discrete state income tax items. We currently expect our 2019 effective income tax rate to be in the range of 25% to 26%.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Operating Revenues
Operating revenues increased 3.5% for the six months ended June 30, 2019, compared to the same period of the prior year. In the TTS segment, trucking revenues, net of fuel surcharge, increased 6.6% in the 2019 year-to-date period compared to the 2018 year-to-date period due primarily to a 5.7% increase in the average number of tractors in service and a 0.9% increase in average revenues per tractor per week. Average revenues per total mile, net of fuel surcharge, increased 4.3% in the first six months of 2019 compared to the same period in 2018, and average monthly miles per tractor decreased by 3.3%. TTS segment fuel surcharge revenues for the six months ended June 30, 2019 decreased $8.1 million or 6.3% when compared to the six months ended June 30, 2018 due to lower average fuel prices in the 2019 period. Werner Logistics revenues decreased 1.3% to $248.3 million in the first six months of 2019 compared to $251.4 million in the same 2018 period.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.3% for the six months ended June 30, 2019, compared to 92.7% for the six months ended June 30, 2018. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 20 through 22 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $29.9 million or 7.9% in the first six months of 2019 compared to the first six months of 2018 and increased as a percentage of operating revenues to 33.4%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver and student pay rates, approximately 9.5 million more company truck miles and higher non-driver pay, all of which resulted in higher payroll taxes and payroll-related fringe benefits, and increases in health insurance costs in the 2019 period. When evaluated on the basis of company truck miles, driver pay increased by about 7%. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 3.7% compared to 1.3% lower revenues.
Fuel decreased $7.5 million or 6.0% in the first six months of 2019 compared to the same period in 2018 and decreased 0.9% as a percentage of operating revenues due primarily to lower average diesel fuel prices in 2019, partially offset by increased company truck miles. Average diesel fuel prices were 12 cents per gallon lower in the first six months of 2019 than in the same 2018 period.
Supplies and maintenance decreased $1.4 million or 1.5% despite higher truck miles driven in the first six months of 2019 compared to the same period in 2018 and decreased 0.3% as a percentage of operating revenues. The lower dollar amount was due primarily to lower tractor maintenance costs in the first six months of 2019 compared to the first six months of 2018, partially the result of more effective management of winter weather conditions and lower weather-related maintenance costs in early 2019.
Insurance and claims expense decreased $8.1 million or 15.7% in the first six months of 2019 compared to the same period in 2018 and decreased 0.8% as a percentage of operating revenues. The lower expense in the 2019 year-to-date period was due primarily to the $11.3 million accrual in the 2018 period versus $2.0 million accrued in the 2019 period related to the aforementioned adverse jury verdict.
Depreciation expense increased $10.1 million or 9.0% in the first six months of 2019 compared to the same 2018 period and increased 0.5% as a percentage of operating revenues due primarily to the higher cost of new equipment, a larger company truck and trailer fleet, and information technology and communications infrastructure upgrades.
Rent and purchased transportation expense decreased $8.3 million or 2.9% in the first six months of 2019 compared to the same 2018 period and decreased 1.5% as a percentage of operating revenues. Rent and purchased transportation for the TTS segment decreased $2.4 million in the first six months of 2019 compared to the same 2018 period. This decrease is due primarily to 1.7% fewer independent contractor miles driven in the first six months of 2019 compared to the same period in 2018. Independent contractor miles as a percentage of total miles were 10.0% and 10.4% in the first six months of 2019 and 2018, respectively. Werner Logistics rent and purchased transportation expense decreased $6.3 million and as a percentage of Werner Logistics revenues decreased to 83.3% in the 2019 period from 84.8% in the 2018 period.
Other operating expenses increased $5.3 million in the first six months of 2019 compared to the same period in 2018 and increased 0.4% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) decreased to $10.4 million in the six months ended June 30, 2019, compared to $11.3 million in the six months ended June 30, 2018, which included a $3.5 million gain on the sale of real estate. In the 2019 year-to-date period, we sold 9% fewer trucks and 8% fewer trailers and realized higher average gains per truck and slightly lower average gains per trailer when compared to same period of 2018. Increased costs associated with professional and software consulting services for the six months ended June 30, 2019, compared to the same period in 2018, also contributed to the increase of other operating expenses.
Other Expense (Income)
Other expense (income) increased $0.7 million in the first six months of 2019 compared to the same 2018 period. Higher interest expense in first six months of 2019 compared to the same period in 2018 due to higher average outstanding debt in the 2019 period was partially offset by higher interest income in the 2019 period.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 25.2% for the first six months of 2019 from 23.4% for the first six months of 2018. The lower income tax rate in the year-to-date 2018 period is attributed primarily to the benefit of discrete federal and state income tax items in the 2018 period.

Liquidity and Capital Resources:
During the six months ended June 30, 2019, we generated cash flow from operations of $220.3 million, a 20.8% or $37.9 million increase in cash flows compared to the same six-month period a year ago. The increase in net cash provided by operating activities resulted primarily from increased cash flows from working capital items, primarily accounts receivable, and higher net income. We were able to make net capital expenditures, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our credit facilities.

Net cash used in investing activities decreased to $155.8 million for the six-month period ended June 30, 2019 from $166.4 million for the six-month period ended June 30, 2018. Net property additions (primarily revenue equipment) were $162.4 million for the six-month period ended June 30, 2019, compared to $174.8 million during the same period of 2018. As of June 30, 2019, we were committed to property and equipment purchases of approximately $176.5 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2019 to be in the low end of the range of $275 million to $300 million, compared to net capital expenditures in 2018 of $349.0 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary.

Net financing activities used $52.2 million during the six months ended June 30, 2019, and used $21.3 million during the same period in 2018. We borrowed $265.0 million of long-term debt during the six months ended June 30, 2019, bringing our outstanding debt at June 30, 2019 to $390.0 million, and borrowed $20.0 million in the six months ended June 30, 2018. The proceeds from the additional borrowings in 2019 were used to pay the $261.1 million special dividend. We paid dividends of $273.7 million in the six-month period ended June 30, 2019 and $10.1 million in the six-month period ended June 30, 2018. In May 2019, we declared a special dividend of $3.75 per share, or $261.1 million, which was paid on June 7, 2019. Beginning with the quarterly dividend paid in July 2018, we increased our quarterly dividend rate by $0.02 per share, or 29%, to the current rate of $0.09. Financing activities for the six months ended June 30, 2019, also included common stock repurchases of 1,300,000 shares at a cost of $42.3 million. 627,652 shares were repurchased in the six months ended June 30, 2018 at a cost of $22.9 million. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. On May 14, 2019, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. On the same day, the Board of Directors withdrew the previous stock repurchase authorization, which had 2,035,608 shares remaining available for repurchase. As of June 30, 2019, the Company had purchased 700,000 shares pursuant to the new authorization and had 4,300,000 shares remaining available for repurchase. We also had financing net outflows of $7.8 million in the six months ended June 30, 2018 related to the change in net checks issued in excess of cash balances.

Management believes our financial position at June 30, 2019 is strong. As of June 30, 2019, we had $46.4 million of cash and cash equivalents and over $1 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of June 30, 2019, we had a total of $575.0 million of borrowing capacity under three credit facilities (see Note 4 in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Form 10-Q), of which we had borrowed $390.0 million. The remaining $185.0 million of credit available under these facilities at June 30, 2019 is reduced by the $30.0 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
Item 7 of Part II of our 2018 Form 10-K includes our disclosure of contractual obligations and commercial commitments as of December 31, 2018. Except for entering into new debt agreements with additional borrowings under such agreements, and the associated future interest expense, as disclosed in Note 4 in the Notes to Consolidated Financial Statements (Unaudited) under Item I of Part I of this Form 10-Q, there were no material changes in the nature of these items during the six months ended June 30, 2019.

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

Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of June 30, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, and China. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $0.5 million for second quarter 2019 and losses were $2.5 million for second quarter 2018. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $75 million of debt outstanding at June 30, 2019, for which the interest rate is effectively fixed at 2.5% through September 2019 with an interest rate swap agreement to reduce our exposure to interest rate increases. We had $315 million of variable rate debt outstanding at June 30, 2019. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by approximately $3.2 million. In early July 2019, we entered into two interest rate swap agreements to fix the interest rate on $150 million of our debt that was outstanding as of June 30, 2019 at an average interest rate of 2.34% through May 2024, and we terminated the $75 million interest rate swap agreement that would have ended in September 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 14, 2019, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. On the same day, the Board of Directors withdrew the previous stock repurchase authorization that was approved in October 2007, which had 2,035,608 shares remaining available for repurchase. As of June 30, 2019, the Company had purchased 700,000 shares pursuant to the new authorization and had 4,300,000 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

The following table summarizes our stock repurchases during second quarter 2019. The Company did not purchase any shares during second quarter 2019 other than pursuant to the new authorization approved in May 2019. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	—	$—	—	2,035,608
May 1-31, 2019	700,000	$31.08	700,000	4,300,000
June 1-30, 2019	—	$—	—	4,300,000
Total	700,000	$31.08	700,000	4,300,000

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

10.1	Credit Agreement, dated May 14, 2019 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Filed herewith

10.2	Facility Letter Agreement, dated May 14, 2019 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Filed herewith

11	Statement Re: Computation of Per Share Earnings	See Note 6 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101
The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2019 and June 30, 2018, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and June 30, 2018, (iii) Consolidated Condensed Balance Sheets as of June 30, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018, (v) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and June 30, 2018, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of June 30, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 7, 2019	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 7, 2019	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary