Form 10-Q
period 2019-09-30
WERNER ENTERPRISES INC
filed 2019-11-06
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2019, 69,204,715 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and nine-month periods ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2018 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
	(Unaudited)
Operating revenues	$618,264	$629,735	$1,841,914	$1,811,549
Operating expenses:
Salaries, wages and benefits	209,586	201,606	618,386	580,515
Fuel	59,518	67,072	176,720	191,769
Supplies and maintenance	46,907	47,136	136,963	138,556
Taxes and licenses	24,244	18,463	70,788	63,607
Insurance and claims	21,930	22,011	65,631	73,858
Depreciation	62,620	58,382	184,816	170,439
Rent and purchased transportation	134,797	147,870	413,809	435,225
Communications and utilities	3,892	3,993	11,806	12,028
Other	1,413	(184)	3,177	(3,732)
Total operating expenses	564,907	566,349	1,682,096	1,662,265
Operating income	53,357	63,386	159,818	149,284
Other expense (income):
Interest expense	2,408	870	4,695	1,842
Interest income	(756)	(646)	(2,648)	(2,079)
Other	47	41	(11)	172
Total other expense (income)	1,699	265	2,036	(65)
Income before income taxes	51,658	63,121	157,782	149,349
Income taxes	12,614	15,607	39,334	35,764
Net income	$39,044	$47,514	$118,448	$113,585
Earnings per share:
Basic	$0.56	$0.67	$1.70	$1.58
Diluted	$0.56	$0.66	$1.69	$1.57
Weighted-average common shares outstanding:
Basic	69,198	71,436	69,684	72,001
Diluted	69,600	71,752	70,053	72,300
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
	(Unaudited)
Net income	$39,044	$47,514	$118,448	$113,585
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,065)	2,011	79	1,799
Change in fair value of interest rate swap, net of tax	(1,440)	5	(1,651)	377
Other comprehensive income (loss)	(2,505)	2,016	(1,572)	2,176
Comprehensive income	$36,539	$49,530	$116,876	$115,761
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,354	$33,930
Accounts receivable, trade, less allowance of $8,246 and $8,613, respectively	323,375	337,927
Other receivables	44,247	26,545
Inventories and supplies	9,750	10,060
Prepaid taxes, licenses and permits	7,462	16,619
Other current assets	37,137	31,577
Total current assets	436,325	456,658
Property and equipment	2,384,254	2,247,577
Less – accumulated depreciation	808,906	760,015
Property and equipment, net	1,575,348	1,487,562
Other non-current assets	151,866	139,284
Total assets	$2,163,539	$2,083,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$8,902	$—
Accounts payable	89,348	97,781
Current portion of long-term debt	75,000	75,000
Insurance and claims accruals	91,305	67,304
Accrued payroll	38,501	40,271
Other current liabilities	28,865	30,004
Total current liabilities	331,921	310,360
Long-term debt, net of current portion	275,000	50,000
Other long-term liabilities	20,511	10,911
Insurance and claims accruals, net of current portion	229,870	214,030
Deferred income taxes	241,433	233,450
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 69,204,715 and 70,441,973 shares outstanding, respectively	805	805
Paid-in capital	112,064	107,455
Retained earnings	1,252,344	1,413,746
Accumulated other comprehensive loss	(17,645)	(16,073)
Treasury stock, at cost; 11,328,821 and 10,091,563 shares, respectively	(282,764)	(241,180)
Total stockholders’ equity	1,064,804	1,264,753
Total liabilities and stockholders’ equity	$2,163,539	$2,083,504
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income	$118,448	$113,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	184,816	170,439
Deferred income taxes	8,413	25,114
Gain on disposal of property and equipment	(14,530)	(15,922)
Non-cash equity compensation	6,346	5,507
Insurance and claims accruals, net of current portion	15,840	21,100
Other	(4,527)	(5,081)
Changes in certain working capital items:
Accounts receivable, net	14,552	(20,737)
Other current assets	5,667	(9,535)
Accounts payable	(532)	11,742
Other current liabilities	(2,308)	6,301
Net cash provided by operating activities	332,185	302,513
Cash flows from investing activities:
Additions to property and equipment	(375,202)	(412,557)
Proceeds from sales of property and equipment	103,543	123,267
Issuance of notes receivable	—	(3,300)
Decrease in notes receivable	9,247	15,846
Net cash used in investing activities	(262,412)	(276,744)
Cash flows from financing activities:
Repayments of short-term debt	—	(40,000)
Proceeds from issuance of short-term debt	—	40,000
Repayments of long-term debt	(50,000)	(20,000)
Proceeds from issuance of long-term debt	275,000	70,000
Change in net checks issued in excess of cash balances	8,902	(18,240)
Dividends on common stock	(279,962)	(16,605)
Repurchases of common stock	(42,301)	(46,413)
Tax withholding related to net share settlements of restricted stock awards	(1,191)	(679)
Stock options exercised	171	476
Net cash used in financing activities	(89,381)	(31,461)
Effect of exchange rate fluctuations on cash	32	211
Net decrease in cash, cash equivalents and restricted cash	(19,576)	(5,481)
Cash, cash equivalents and restricted cash, beginning of period	33,930	15,131
Cash, cash equivalents and restricted cash, end of period	$14,354	$9,650
Supplemental disclosures of cash flow information:
Interest paid	$4,361	$1,699
Income taxes paid	41,038	6,332
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$5,542	$8,054
Change in fair value of interest rate swap	(1,651)	377
Property and equipment acquired included in accounts payable	8,847	4,797
Property and equipment disposed included in other receivables	1,486	1,007
Dividends accrued but not yet paid at end of period	6,229	6,407

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(Unaudited)
BALANCE, December 31, 2018	$805	$107,455	$1,413,746	$(16,073)	$(241,180)	$1,264,753
Comprehensive income	—	—	36,086	513	—	36,599
Purchases of 600,000 shares of common stock	—	—	—	—	(20,545)	(20,545)
Dividends on common stock ($0.09 per share)	—	—	(6,290)	—	—	(6,290)
Equity compensation activity, 46,129 shares	—	(1,578)	—	—	399	(1,179)
Non-cash equity compensation expense	—	2,051	—	—	—	2,051
BALANCE, March 31, 2019	805	107,928	1,443,542	(15,560)	(261,326)	1,275,389
Comprehensive income	—	—	43,318	420	—	43,738
Purchases of 700,000 shares of common stock	—	—	—	—	(21,756)	(21,756)
Dividends on common stock ($3.84 per share)	—	—	(267,331)	—	—	(267,331)
Equity compensation activity, 6,901 shares	—	(140)	—	—	130	(10)
Non-cash equity compensation expense	—	2,314	—	—	—	2,314
BALANCE, June 30, 2019	805	110,102	1,219,529	(15,140)	(282,952)	1,032,344
Comprehensive income	—	—	39,044	(2,505)	—	36,539
Dividends on common stock ($0.09 per share)	—	—	(6,229)	—	—	(6,229)
Equity compensation activity, 9,712 shares	—	(19)	—	—	188	169
Non-cash equity compensation expense	—	1,981	—	—	—	1,981
BALANCE, September 30, 2019	$805	$112,064	$1,252,344	$(17,645)	$(282,764)	$1,064,804
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(Unaudited)
BALANCE, December 31, 2017	$805	$102,563	$1,267,871	$(15,835)	$(170,622)	$1,184,782
Comprehensive income	—	—	27,807	2,603	—	30,410
Dividends on common stock ($0.07 per share)	—	—	(5,071)	—	—	(5,071)
Equity compensation activity, 44,980 shares	—	(1,069)	—	—	631	(438)
Non-cash equity compensation expense	—	1,410	—	—	—	1,410
Cumulative effect of accounting change	—	—	2,011	—	—	2,011
BALANCE, March 31, 2018	805	102,904	1,292,618	(13,232)	(169,991)	1,213,104
Comprehensive income	—	—	38,264	(2,443)	—	35,821
Purchases of 627,652 shares of common stock	—	—	—	—	(22,884)	(22,884)
Dividends on common stock ($0.09 per share)	—	—	(6,466)	—	—	(6,466)
Equity compensation activity, 4,935 shares	—	(84)	—	—	91	7
Non-cash equity compensation expense	—	1,979	—	—	—	1,979
BALANCE, June 30, 2018	805	104,799	1,324,416	(15,675)	(192,784)	1,221,561
Comprehensive income	—	—	47,514	2,016	—	49,530
Purchases of 649,449 shares of common stock	—	—	—	—	(23,529)	(23,529)
Dividends on common stock ($0.09 per share)	—	—	(6,407)	—	—	(6,407)
Equity compensation activity, 12,267 shares	—	(13)	—	—	241	228
Non-cash equity compensation expense	—	2,118	—	—	—	2,118
BALANCE, September 30, 2018	$805	$106,904	$1,365,523	$(13,659)	$(216,072)	$1,243,501
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

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Truckload Transportation Services	$480,351	$484,782	$1,423,201	$1,386,615
Werner Logistics	121,331	129,422	369,584	380,854
Inter-segment eliminations	(1)	(208)	(240)	(878)
Transportation services	601,681	613,996	1,792,545	1,766,591
Other revenues	16,583	15,739	49,369	44,958
Total revenues	$618,264	$629,735	$1,841,914	$1,811,549

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$551,008	$548,885	$1,631,861	$1,577,189
Mexico	49,031	61,028	153,803	177,180
Other	18,225	19,822	56,250	57,180
Total revenues	$618,264	$629,735	$1,841,914	$1,811,549

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At September 30, 2019 and December 31, 2018, the accounts receivable, net, balance was $323.4 million and $337.9 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At September 30, 2019 and December 31, 2018, the balance of contract assets was $7.9 million and $7.4 million, respectively. The Company has recognized contract assets within the other current assets financial statement caption on the balance sheet. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At September 30, 2019 and December 31, 2018, the balance of contract liabilities was $1.6 million and $1.7 million, respectively. The amount of revenues recognized in the nine months ended September 30, 2019 that was included in the December 31, 2018 contract liability balance was $1.7 million. The Company has recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.

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

During the nine months ended September 30, 2019 and September 30, 2018, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2019.

(In thousands)	September 30, 2019
Maturity of Lease Liabilities
2019 (remaining)	$932
2020	3,424
2021	2,554
2022	1,625
2023	688
Thereafter	1,746
Total undiscounted operating lease payments	$10,969
Less: Imputed interest	(763)
Present value of operating lease liabilities	$10,206

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$9,883

Current lease liabilities (recorded in other current liabilities)	$3,251
Long-term lease liabilities (recorded in other long-term liabilities)	6,955
Total operating lease liabilities	$10,206

Other Information
Weighted-average remaining lease term for operating leases	4.34 years
Weighted-average discount rate for operating leases	3.5%

Cash Flows
An initial right-of-use asset of $8.7 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Additional right-of-use assets of $3.6 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the nine months ended September 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $2.7 million during the nine months ended September 30, 2019, and is included in operating cash flows.

Operating Lease Expense
Operating lease expense was $2.0 million and $6.2 million during the three and nine months ended September 30, 2019, respectively. This expense included $0.9 million and $2.7 million for the three and nine months ended September 30, 2019, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.

Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease, and revenues for the three and nine months ended September 30, 2019 were $3.6 million and $10.4 million, respectively. The following table presents information about the maturities of these operating leases as of September 30, 2019.

(In thousands)	September 30, 2019
2019 (remaining)	$3,169
2020	7,674
2021	248
2022	62
2023	—
Thereafter	—
Total	$11,153

(4) Credit Facilities

As of September 30, 2019, we had unsecured committed credit facilities with three banks. We had with Wells Fargo Bank, N.A. a $300.0 million credit facility which will expire on May 14, 2024. We had a $200.0 million credit facility with BMO Harris Bank N.A. which will expire on May 14, 2024. We also had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). On July 2, 2019, we (i) terminated our previous $75.0 million interest rate swap agreement with Wells Fargo Bank, N.A., (ii) entered into a new $75.0 million interest rate swap agreement with Wells Fargo Bank, N.A., and (iii) entered into a $75.0 million interest rate swap agreement with BMO Harris Bank N.A.

As of September 30, 2019 and December 31, 2018, our outstanding debt totaled $350.0 million and $125.0 million, respectively. We had $200.0 million outstanding under the credit facilities at a weighted average variable interest rate of 2.67% as of September 30, 2019. We had (i) an additional $75.0 million outstanding under the Wells Fargo Bank, N.A. credit facility at a variable rate of 2.72% as of September 30, 2019, which is effectively fixed at 2.32% with an interest rate swap agreement through May 14, 2024 and (ii) an additional $75.0 million outstanding under the BMO Harris Bank N.A. credit facility at a variable rate of 2.79% as of September 30, 2019, which is effectively fixed at 2.36% with an interest rate swap agreement through May 14, 2024. The $575.0 million of borrowing capacity under our credit facilities at September 30, 2019, is further reduced by $32.7 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At September 30, 2019, we were in compliance with these covenants.

At September 30, 2019, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2019	$—
2020	75,000
2021	—
2022	—
2023	—
2024	275,000
Total	$350,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(5) Commitments and Contingencies
As of September 30, 2019, we have committed to property and equipment purchases of approximately $63.5 million.

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

The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $17.7 million as of September 30, 2019, and $15.2 million as of December 31, 2018. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of September 30, 2019 and December 31, 2018.

The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our student driver training program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court has awarded $0.5 million to the plaintiffs for attorney fees and costs. As of September 30, 2019, we had accrued for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter. Plaintiffs have appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages.

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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$39,044	$47,514	$118,448	$113,585
Weighted average common shares outstanding	69,198	71,436	69,684	72,001
Dilutive effect of stock-based awards	402	316	369	299
Shares used in computing diluted earnings per share	69,600	71,752	70,053	72,300
Basic earnings per share	$0.56	$0.67	$1.70	$1.58
Diluted earnings per share	$0.56	$0.66	$1.69	$1.57

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

(7) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of September 30, 2019, there were 6,779,440 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of September 30, 2019, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $10.6 million and is expected to be recognized over a weighted average period of 1.8 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted awards:
Pre-tax compensation expense	$1,310	$1,028	$3,786	$3,091
Tax benefit	335	262	966	788
Restricted stock expense, net of tax	$975	$766	$2,820	$2,303
Performance awards:
Pre-tax compensation expense	$680	$992	$2,577	$2,319
Tax benefit	173	253	657	591
Performance award expense, net of tax	$507	$739	$1,920	$1,728

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

Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards exercised in 2019 became exercisable in installments from 24 to 72 months after the date of grant. The options were exercisable over a period not to exceed ten years, one day from the date of grant. No stock options are outstanding as of September 30, 2019.

The following table summarizes stock option activity for the nine months ended September 30, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	9	$19.02
Granted	—	—
Exercised	(9)	19.02
Forfeited	—	—
Expired	—	—
Outstanding at end of period	—	—	0.00	$—
Exercisable at end of period	—	—	0.00	$—

We did not grant any stock options during the nine-month periods ended September 30, 2019 and September 30, 2018. The fair value of stock option grants is estimated using a Black-Scholes valuation model. In the nine-month periods ended September 30, 2019, and September 30, 2018, the total intrinsic value of stock options exercised was $136 thousand and $484 thousand, respectively.

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
The following table summarizes restricted award activity for the nine months ended September 30, 2019:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	326	$31.93
Granted	147	32.55
Vested	(53)	33.04
Forfeited	(9)	31.55
Nonvested at end of period	411	32.02

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

The total fair value of previously granted restricted awards vested during the nine-month periods ended September 30, 2019 and September 30, 2018 was $1.8 million and $0.8 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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

The following table summarizes performance award activity for the nine months ended September 30, 2019:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	207	$27.92
Granted	97	32.88
Vested	(35)	27.07
Forfeited	—	—
Nonvested at end of period	269	30.40

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

The vesting date fair value of performance awards that vested during the nine-month periods ended September 30, 2019 and September 30, 2018 was $1.2 million and $1.3 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Truckload Transportation Services	$480,351	$484,782	$1,423,201	$1,386,615
Werner Logistics	121,331	129,422	369,584	380,854
Other	15,896	15,107	47,464	42,788
Corporate	687	632	1,905	2,170
Subtotal	618,265	629,943	1,842,154	1,812,427
Inter-segment eliminations	(1)	(208)	(240)	(878)
Total	$618,264	$629,735	$1,841,914	$1,811,549

Operating Income
Truckload Transportation Services	$48,870	$58,894	$143,488	$135,748
Werner Logistics	3,028	4,776	12,921	13,135
Other	1,709	576	5,181	433
Corporate	(250)	(860)	(1,772)	(32)
Total	$53,357	$63,386	$159,818	$149,284

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2019 to third quarter 2018, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2019		2018		2019		2018		3ME	9ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$618,264	100.0	$629,735	100.0	$1,841,914	100.0	$1,811,549	100.0	(1.8)	1.7

Operating expenses:
Salaries, wages and benefits	209,586	33.9	201,606	32.0	618,386	33.6	580,515	32.0	4.0	6.5
Fuel	59,518	9.6	67,072	10.6	176,720	9.6	191,769	10.6	(11.3)	(7.8)
Supplies and maintenance	46,907	7.6	47,136	7.5	136,963	7.4	138,556	7.7	(0.5)	(1.1)
Taxes and licenses	24,244	3.9	18,463	2.9	70,788	3.8	63,607	3.5	31.3	11.3
Insurance and claims	21,930	3.6	22,011	3.5	65,631	3.6	73,858	4.1	(0.4)	(11.1)
Depreciation	62,620	10.1	58,382	9.3	184,816	10.0	170,439	9.4	7.3	8.4
Rent and purchased transportation	134,797	21.8	147,870	23.5	413,809	22.5	435,225	24.0	(8.8)	(4.9)
Communications and utilities	3,892	0.7	3,993	0.6	11,806	0.6	12,028	0.7	(2.5)	(1.8)
Other	1,413	0.2	(184)	—	3,177	0.2	(3,732)	(0.2)	867.9	185.1
Total operating expenses	564,907	91.4	566,349	89.9	1,682,096	91.3	1,662,265	91.8	(0.3)	1.2

Operating income	53,357	8.6	63,386	10.1	159,818	8.7	149,284	8.2	(15.8)	7.1
Total other expense (income)	1,699	0.3	265	0.1	2,036	0.1	(65)	—	541.1	3,232.3
Income before income taxes	51,658	8.3	63,121	10.0	157,782	8.6	149,349	8.2	(18.2)	5.6
Income taxes	12,614	2.0	15,607	2.5	39,334	2.2	35,764	1.9	(19.2)	10.0
Net income	$39,044	6.3	$47,514	7.5	$118,448	6.4	$113,585	6.3	(17.8)	4.3

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment, as well as certain statistical data regarding our TTS segment operations for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Truckload Transportation Services segment (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$417,954		$409,306		$1,227,105		$1,168,588
Trucking fuel surcharge revenues	57,171		68,420		177,881		197,212
Non-trucking and other operating revenues	5,226		7,056		18,215		20,815
Operating revenues	480,351	100.0	484,782	100.0	1,423,201	100.0	1,386,615	100.0
Operating expenses	431,481	89.8	425,888	87.9	1,279,713	89.9	1,250,867	90.2
Operating income	$48,870	10.2	$58,894	12.1	$143,488	10.1	$135,748	9.8

	Three Months Ended September 30,			Nine Months Ended September 30,
Truckload Transportation Services segment	2019	2018	% Change	2019	2018	% Change
Average tractors in service	8,010	7,728	3.6%	7,945	7,568	5.0%
Average revenues per tractor per week (1)	$4,014	$4,074	(1.5)%	$3,960	$3,959	—%
Total tractors (at quarter end)
Company	7,480	7,135	4.8%	7,480	7,135	4.8%
Independent contractor	575	615	(6.5)%	575	615	(6.5)%
Total tractors	8,055	7,750	3.9%	8,055	7,750	3.9%
Total trailers (at quarter end)	22,895	23,345	(1.9)%	22,895	23,345	(1.9)%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$185,791	$195,660	(5.0)%	$550,204	$566,706	(2.9)%
Average tractors in service	3,418	3,327	2.7%	3,385	3,355	0.9%
Total tractors (at quarter end)	3,435	3,350	2.5%	3,435	3,350	2.5%
Average percentage of empty miles	12.24%	10.89%	12.4%	12.02%	11.01%	9.2%
Average revenues per tractor per week (1)	$4,181	$4,523	(7.6)%	$4,168	$4,331	(3.8)%
Average % change in revenues per total mile (1)	(5.6)%	15.7%		(0.8)%	14.2%
Average % change in total miles per tractor per week	(2.0)%	0.1%		(2.9)%	0.2%
Average completed trip length in miles (loaded)	843	833	1.2%	844	827	2.1%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$232,163	$213,646	8.7%	$676,901	$601,882	12.5%
Average tractors in service	4,592	4,401	4.3%	4,560	4,213	8.2%
Total tractors (at quarter end)	4,620	4,400	5.0%	4,620	4,400	5.0%
Average revenues per tractor per week (1)	$3,888	$3,734	4.1%	$3,805	$3,663	3.9%

(1)	Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Werner Logistics segment (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$121,331	100.0	$129,422	100.0	$369,584	100.0	$380,854	100.0
Rent and purchased transportation expense	102,886	84.8	108,870	84.1	309,742	83.8	322,064	84.6
Gross margin	18,445	15.2	20,552	15.9	59,842	16.2	58,790	15.4
Other operating expenses	15,417	12.7	15,776	12.2	46,921	12.7	45,655	12.0
Operating income	$3,028	2.5	$4,776	3.7	$12,921	3.5	$13,135	3.4

	Three Months Ended September 30,			Nine Months Ended September 30,
Werner Logistics segment	2019	2018	% Change	2019	2018	% Change
Average tractors in service	33	43	(23.3)%	36	42	(14.3)%
Total tractors (at quarter end)	31	43	(27.9)%	31	43	(27.9)%
Total trailers (at quarter end)	1,580	1,415	11.7%	1,580	1,415	11.7%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Operating Revenues
Operating revenues decreased 1.8% for the three months ended September 30, 2019, compared to the same period of the prior year. When comparing third quarter 2019 to third quarter 2018, TTS segment revenues decreased $4.4 million or 0.9%, and Werner Logistics revenues decreased $8.1 million or 6.3%.

During third quarter 2019, freight demand in our One-Way Truckload fleet was seasonally below average and meaningfully below the unusually strong freight demand of third quarter 2018, which was aided by two December 2017 mandates. Tax reform incentives strengthened third quarter 2018 freight volumes while the electronic hours of service requirement limited truck and driver capacity in third quarter 2018. One-Way Truckload demand, while still lower than the same period a year ago, showed slight seasonal improvement sequentially in September 2019, October 2019 and into early November 2019.

Trucking revenues, net of fuel surcharge, increased 2.1% in third quarter 2019 compared to third quarter 2018 due to a 3.6% increase in average tractors in service, partially offset by a 1.5% decrease in average revenues per tractor per week, net of fuel surcharge, which was due primarily to a decrease in average miles per tractor, partially offset by a small increase in average revenues per total mile. The small increase in average revenues per total mile was due primarily to strength in Dedicated pricing, partially offset by lower One-Way Truckload pricing. We currently expect the percentage change in average revenues per total mile for the One-Way Truckload fleet for the full year 2019 compared to 2018 to be in the range of flat to 3% lower. The third quarter 2019 freight market provided few project and surge freight opportunities with premium rates, unlike the very robust freight market in third quarter 2018. We currently expect freight to seasonally strengthen sequentially in fourth quarter 2019, and we expect peak season to be solid but not as strong as the 2018 peak season.

The average number of tractors in service in the TTS segment increased 3.6% to 8,010 in third quarter 2019 from 7,728 in third quarter 2018. We ended third quarter 2019 with 8,055 trucks in the TTS segment, a year-over-year increase of 305 trucks compared to the end of third quarter 2018, and a sequential increase of 120 trucks compared to the end of second quarter 2019. We currently expect growth in our truck fleet from year-end 2018 to be in the low end of the range of 3% to 5% in 2019, and do not expect truck growth in fourth quarter 2019. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues decreased 16.4% to $57.2 million in third quarter 2019 from $68.4 million in third quarter 2018 due to lower average fuel prices in the 2019 quarter. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $1 thousand in third quarter 2019 and $208 thousand in third quarter 2018 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In third quarter 2019, Werner Logistics revenues decreased $8.1 million, or 6.3%, primarily due to significantly lower Intermodal volume impacted by a delayed peak season and excess trucking capacity in the market compared to third quarter 2018. Truckload Logistics (formerly our Brokerage and Freight Management units within Werner Logistics) experienced double-digit volume growth; however, this was offset by rate pressure, led primarily by a nearly 20% decline in transactional spot pricing for non-contractual shipments and few project freight opportunities in third quarter 2019. The Werner Logistics gross margin percentage in third quarter 2019 of 15.2% decreased from 15.9% in third quarter 2018 due primarily to a softer and more competitive Truckload Logistics freight market. The Werner Logistics operating income percentage in third quarter 2019 of 2.5% decreased from third quarter 2018 of 3.7%, and operating income dollars decreased $1.7 million, or 36.6%, compared to third quarter 2018, although we began to gain efficiencies from our investments in decision-making technologies that optimize and automate freight and carrier selection, enabling us to lower our other operating expenses.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.4% for the three months ended September 30, 2019, compared to 89.9% for the three months ended September 30, 2018. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 21 through 23 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.

Salaries, wages and benefits increased $8.0 million or 4.0% in third quarter 2019 compared to third quarter 2018 and increased 1.9% as a percentage of operating revenues to 33.9%. The higher dollar amount of salaries, wages and benefits expense in the 2019 third quarter was due primarily to higher driver pay rates and 4.6 million more company truck miles, both of which also resulted in an increased amount of payroll taxes and other payroll-related fringe benefits. When evaluated on the basis of company truck miles, driver salaries, wages and benefits also increased, which we primarily attribute to nearly 4% higher driver pay per company truck mile in third quarter 2019 compared to third quarter 2018. The rate of year-over-year percentage increases in driver pay began to moderate when compared to the larger driver pay increases from the first half of 2018. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment decreased 6.6%.

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

Fuel decreased $7.6 million or 11.3% in third quarter 2019 compared to third quarter 2018 and decreased 1.0% as a percentage of operating revenues due to lower average diesel fuel prices, despite 4.6 million more company truck miles in third quarter 2019.

Average diesel fuel prices were 30 cents per gallon lower in third quarter 2019 than in third quarter 2018 and were 11 cents per gallon lower than in second quarter 2019.

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

For October 2019, the average diesel fuel price per gallon was approximately 39 cents lower than the average diesel fuel price per gallon in October 2018 and approximately 13 cents lower than in fourth quarter 2018.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance decreased $0.2 million or 0.5% in third quarter 2019 compared to third quarter 2018 and increased 0.1% as a percentage of operating revenues. The lower dollar amount of supplies and maintenance expense was due primarily to lower driver recruiting costs in third quarter 2019 compared to third quarter 2018, partially offset by increased toll expense and higher maintenance costs resulting from 4.6 million more company truck miles.

Taxes and licenses increased $5.8 million or 31.3% in third quarter 2019 compared to third quarter 2018 and increased 1.0% as a percentage of revenues. During third quarter 2018, we reached a favorable settlement related to a property tax dispute that reduced taxes and licenses expense by $4.9 million for property taxes that were expensed and paid over a multi-year period. In addition to this favorable item in 2018, the effect of having more company trucks and company truck miles in third quarter 2019 compared to third quarter 2018 also added to the increased taxes and licenses.

Insurance and claims decreased $0.1 million or 0.4% in third quarter 2019 compared to third quarter 2018 and increased 0.1% as a percentage of operating revenues. During third quarter 2018, the court entered the final judgment on the apportionment of fault related to an adverse jury verdict rendered May 17, 2018, which we are appealing (see Note 5 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part 1 of this report). We incurred insurance and claims expense of $2.8 million in third quarter 2018 for accrued interest and legal fees. We incurred insurance and claims expense of $0.8 million in third quarter 2019 for accrued interest related to this matter. Interest is accrued at $0.4 million per month, until such time as the outcome of our appeal is finalized, excluding the months of June and July 2019 when the plaintiffs requested an extension of time to respond to our appeal. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

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

Depreciation expense increased $4.2 million or 7.3% in third quarter 2019 compared to third quarter 2018 and increased 0.8% as a percentage of operating revenues. A larger company truck fleet, the higher cost of new truck and trailer equipment, and information technology and communications infrastructure upgrades resulted in higher depreciation expense in third quarter 2019.

We are continuing to invest in new trucks and trailers and our terminals in 2019 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. We currently intend to maintain the average age of our truck and trailer fleet at or near current levels. The average age of our truck fleet remains low by industry standards and was 1.8 years as of September 30, 2019, and the average age of our trailers was 4.0 years.

Rent and purchased transportation expense decreased $13.1 million or 8.8% in third quarter 2019 compared to third quarter 2018 and decreased 1.7% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense decreased $6.0 million as a result of lower logistics revenues, and as a percentage of Werner Logistics revenues increased to 84.8% in third quarter 2019 from 84.1% in third quarter 2018 due primarily to a softer and more competitive Truckload Logistics freight market.

Rent and purchased transportation expense for the TTS segment decreased $7.3 million in third quarter 2019 compared to third quarter 2018. Independent contractor miles were slightly lower in third quarter 2019, and the per-mile settlement rate for certain independent contractors decreased in third quarter 2019 compared to third quarter 2018. Independent contractor miles as a percentage of total miles were 9.9% in third quarter 2019 compared to 10.4% in third quarter 2018. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Other operating expenses increased $1.6 million in third quarter 2019 compared to third quarter 2018 and increased 0.2% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $4.1 million in third quarter 2019 compared to $4.6 million in third quarter 2018. We realized higher average gains per truck and lower average gains per trailer in third quarter 2019 compared to third quarter 2018 and sold 53% fewer trucks and 35% more trailers. Pricing in the market for our used trucks and trailers began to moderate in the latter part of second quarter 2019 and continued in third quarter 2019. We currently expect gains on sales of equipment in 2019 to be in the low end of the range of $18 million to $20 million and to moderate in fourth quarter 2019. Increases to the provision for doubtful accounts for our driver training schools and professional consulting services also contributed to the increase in other operating expenses.

Other Expense (Income)
Other expense (income) increased $1.4 million in third quarter 2019 compared to third quarter 2018. Interest expense increased $1.5 million in third quarter 2019 compared to third quarter 2018 due to higher average outstanding debt in the 2019 quarter. We currently expect interest expense in fourth quarter 2019 to be slightly lower than the $2.4 million recorded in third quarter 2019, based on our current debt level and interest rates, including the $150 million of our debt for which we fixed the interest rate in early July 2019 at an average rate of 2.34% with two $75 million interest rate swap agreements.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.4% in third quarter 2019 and 24.7% in third quarter 2018. The lower income tax rate in third quarter 2019 was attributed primarily to favorable discrete federal and state income tax items. We currently expect our 2019 effective income tax rate to be in the low end of the range of 25% to 26%.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Operating Revenues
Operating revenues increased 1.7% for the nine months ended September 30, 2019, compared to the same period of the prior year. In the TTS segment, trucking revenues, net of fuel surcharge, increased 5.0% in the 2019 year-to-date period compared to the 2018 year-to-date period due primarily to a 5.0% increase in the average number of tractors in service. Average revenues per total mile, net of fuel surcharge, increased 2.9% in the first nine months of 2019 compared to the same period in 2018, and average monthly miles per tractor decreased by 2.8%. TTS segment fuel surcharge revenues for the nine months ended September 30, 2019 decreased $19.3 million or 9.8% when compared to the nine months ended September 30, 2018 due to lower average fuel prices in the 2019 period. Werner Logistics revenues decreased 3.0% to $369.6 million in the first nine months of 2019 compared to $380.9 million in the same 2018 period.

Operating Expenses

Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.3% for the nine months ended September 30, 2019, compared to 91.8% for the nine months ended September 30, 2018. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 21 through 23 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $37.9 million or 6.5% in the first nine months of 2019 compared to the first nine months of 2018 and increased as a percentage of operating revenues to 33.6%. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver pay rates and approximately 14.1 million more company truck miles, both of which resulted in higher payroll taxes and payroll-related fringe benefits. Increased health insurance costs in the 2019 period also contributed to the increase in salaries, wages and benefits. When evaluated on the basis of company truck miles, driver pay increased by about 6%. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 0.1% compared to 3.0% lower revenues.
Fuel decreased $15.0 million or 7.8% in the first nine months of 2019 compared to the same period in 2018 and decreased 1.0% as a percentage of operating revenues due primarily to lower average diesel fuel prices in 2019, partially offset by increased company truck miles. Average diesel fuel prices were 18 cents per gallon lower in the first nine months of 2019 than in the same 2018 period.
Supplies and maintenance decreased $1.6 million or 1.1% despite higher truck miles driven in the first nine months of 2019 compared to the same period in 2018 and decreased 0.3% as a percentage of operating revenues. The lower dollar amount was due primarily to lower tractor maintenance costs in the first nine months of 2019 compared to the first nine months of 2018, partially the result of more effective management of winter weather conditions and lower weather-related maintenance costs in early 2019, and lower driver recruiting costs. These decreases were partially offset by increased toll expense in the first nine months of 2019 compared to the same period in 2018.
Taxes and licenses increased $7.2 million or 11.3% in the first nine months of 2019 compared to the same period in 2018 and increased 0.3% as a percentage of revenues. The increase was primarily due to the aforementioned favorable settlement related to a property tax dispute that reduced taxes and licenses expense by $4.9 million. In addition to this favorable item in 2018, the effect of having more company trucks and company truck miles in the first nine months of 2019 compared to same period in 2018 also added to the increased taxes and licenses.
Insurance and claims expense decreased $8.2 million or 11.1% in the first nine months of 2019 compared to the same period in 2018 and decreased 0.5% as a percentage of operating revenues. The lower expense in the 2019 year-to-date period was due primarily to the $14.0 million accrual in the 2018 period versus the $2.7 million accrual in the 2019 period related to the aforementioned adverse jury verdict.
Depreciation expense increased $14.4 million or 8.4% in the first nine months of 2019 compared to the same 2018 period and increased 0.6% as a percentage of operating revenues due primarily to the higher cost of new equipment, a larger company truck and trailer fleet, and information technology and communications infrastructure upgrades.
Rent and purchased transportation expense decreased $21.4 million or 4.9% in the first nine months of 2019 compared to the same 2018 period and decreased 1.5% as a percentage of operating revenues. Rent and purchased transportation for the TTS segment decreased $9.7 million in the first nine months of 2019 compared to the same 2018 period. This decrease is due primarily to 2.1% fewer independent contractor miles driven in the first nine months of 2019 compared to the same period in 2018. Independent contractor miles as a percentage of total miles were 10.0% and 10.4% in the first nine months of 2019 and 2018, respectively. Werner Logistics rent and purchased transportation expense decreased $12.3 million and as a percentage of Werner Logistics revenues decreased to 83.8% in the 2019 period from 84.6% in the 2018 period.
Other operating expenses increased $6.9 million in the first nine months of 2019 compared to the same period in 2018 and increased 0.4% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) decreased to $14.5 million in the nine months ended September 30, 2019, compared to $15.9 million in the nine months ended September 30, 2018, which included a $3.5 million gain on the sale of real estate. In the 2019 year-to-date period, we sold 24% fewer trucks and 6% more trailers and realized higher average gains per truck and lower average gains per trailer when compared to same period of 2018. Increased costs associated with professional and software consulting services and the provision for doubtful accounts for our driver training schools for the nine months ended September 30, 2019, compared to the same period in 2018 also contributed to the increase of other operating expenses.

Other Expense (Income)
Other expense (income) increased $2.1 million in the first nine months of 2019 compared to the same 2018 period. Higher interest expense in first nine months of 2019 compared to the same period in 2018 due to higher average outstanding debt in the 2019 period was partially offset by higher interest income in the 2019 period.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) increased to 24.9% for the first nine months of 2019 from 23.9% for the first nine months of 2018. The lower income tax rate in the year-to-date 2018 period is attributed primarily to the benefit of discrete federal and state income tax items in the 2018 period.

Liquidity and Capital Resources:
During the nine months ended September 30, 2019, we generated cash flow from operations of $332.2 million, a 9.8% or $29.7 million increase in cash flows compared to the same nine-month period a year ago. The increase in net cash provided by operating activities resulted primarily from increased cash flows from working capital items, primarily accounts receivable, and higher non-cash depreciation and net income, partially offset by higher income tax payments. We were able to make net capital expenditures, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our credit facilities.

Net cash used in investing activities decreased to $262.4 million for the nine-month period ended September 30, 2019 from $276.7 million for the nine-month period ended September 30, 2018. Net property additions (primarily revenue equipment) were $271.7 million for the nine-month period ended September 30, 2019, compared to $289.3 million during the same period of 2018. As of September 30, 2019, we were committed to property and equipment purchases of approximately $63.5 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2019 to be in the low end of the range of $275 million to $300 million, compared to net capital expenditures in 2018 of $349.0 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary.

Net financing activities used $89.4 million during the nine months ended September 30, 2019, and used $31.5 million during the same period in 2018. We borrowed $275.0 million of long-term debt and repaid $50.0 million of long-term debt during the nine months ended September 30, 2019, bringing our outstanding debt at September 30, 2019 to $350.0 million. We borrowed $110.0 million of short-term debt and repaid $60.0 million of debt during the nine months ended September 30, 2018. The proceeds from the additional borrowings in 2019 were used to pay the $261.1 million special dividend. We paid dividends of $280.0 million in the nine-month period ended September 30, 2019 and $16.6 million in the nine-month period ended September 30, 2018. In May 2019, we declared a special dividend of $3.75 per share, or $261.1 million, which was paid on June 7, 2019. Beginning with the quarterly dividend paid in July 2018, we increased our quarterly dividend rate by $0.02 per share, or 29%, to the current rate of $0.09 per share. Financing activities for the nine months ended September 30, 2019, also included common stock repurchases of 1,300,000 shares at a cost of $42.3 million. 1,277,101 shares were repurchased in the nine months ended September 30, 2018 at a cost of $46.4 million. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon stock market conditions and other factors. As of September 30, 2019, the Company had purchased 700,000 shares pursuant to our current Board of Directors repurchase authorization and had 4,300,000 shares remaining available for repurchase. We also had financing net inflows of $8.9 million in the nine months ended September 30, 2019, and financing net outflows of $18.2 million in the nine months ended September 30, 2018, related to the change in net checks issued in excess of cash balances.

Management believes our financial position at September 30, 2019 is strong. As of September 30, 2019, we had $14.4 million of cash and cash equivalents and over $1 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of September 30, 2019, we had a total of $575.0 million of borrowing capacity under three credit facilities (see Note 4 in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Form 10-Q), of which we had borrowed $350.0 million. The remaining $225.0 million of credit available under these facilities at September 30, 2019 is reduced by the $32.7 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our three credit facilities will provide sufficient funds for our operating and capital needs for the foreseeable future. Based on our strong financial position, management does not foresee any significant barriers to obtaining sufficient financing, if necessary.

Contractual Obligations and Commercial Commitments:
Item 7 of Part II of our 2018 Form 10-K includes our disclosure of contractual obligations and commercial commitments as of December 31, 2018. Except for entering into new debt agreements with additional borrowings under such agreements, and the associated future interest expense, as disclosed in Note 4 in the Notes to Consolidated Financial Statements (Unaudited) under Item I of Part I of this Form 10-Q, there were no material changes in the nature of these items during the nine months ended September 30, 2019.

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

On January 1, 2020, the International Maritime Organization regulations limiting sulfur content of bunker fuel (IMO 2020) will take effect. While the regulations do not apply to domestic transportation modes, IMO 2020 will significantly increase the demand and competition for low-sulfur fuel, which is expected to result in higher diesel fuel prices for truck and rail transportation and may also constrict supply. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected. As of September 30, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, and China. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $1.1 million for third quarter 2019 and gains were $2.0 million for third quarter 2018. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $150 million of debt outstanding at September 30, 2019, for which the interest rate is effectively fixed at 2.34% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. We had $200 million of variable rate debt outstanding at September 30, 2019. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by approximately $2.0 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 14, 2019, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of September 30, 2019, the Company had purchased 700,000 shares pursuant to this authorization and had 4,300,000 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during third quarter 2019 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

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
See Note 6 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019

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

101
The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and September 30, 2018, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and September 30, 2018, (iii) Consolidated Condensed Balance Sheets as of September 30, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018, (v) Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2019, June 30, 2019, March 31, 2019, September 30, 2018, June 30, 2018 and March 31, 2018, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of September 30, 2019.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: November 6, 2019	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 6, 2019	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary