Form 10-K
period 2019-12-31
WERNER ENTERPRISES INC
filed 2020-02-27
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[Mark one]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.372 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported by Nasdaq).
As of February 10, 2020, 69,350,761 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 12, 2020, are incorporated in Part III of this report.

WERNER ENTERPRISES, INC.

This Annual Report on Form 10-K for the year ended December 31, 2019 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.
PART I

ITEM 1.	BUSINESS
General
We are a transportation and logistics company engaged primarily in transporting truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Werner Logistics segment. We believe we are one of the largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19 and serves as our Executive Chairman. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2019, our Truckload Transportation Services (“TTS”) segment had a fleet of 8,000 trucks, of which 7,460 were company-operated and 540 were owned and operated by independent contractors. Our Werner Logistics division operated an additional 33 intermodal drayage trucks at the end of 2019.
We have two reportable segments – TTS and Werner Logistics. Our TTS segment is comprised of Dedicated and One-Way Truckload. Dedicated had 4,630 trucks as of December 31, 2019 and provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload had 3,370 trucks as of December 31, 2019 and includes the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Our TTS fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by the U.S. Department of Transportation (“DOT”) and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service into and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, grocery products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.
Our Werner Logistics segment is a non-asset-based transportation and logistics provider and generates the majority of our non-trucking revenues through four operating units. These four Werner Logistics operating units are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; (iii) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes; and (iv) Werner Final Mile (“Final Mile”) offers home and business deliveries of large or heavy items using third-party agents with two associates operating a liftgate straight truck. Our Brokerage unit had transportation services contracts with 25,535 carriers as of December 31, 2019.
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
We operate in the truckload and logistics sectors of the transportation industry. Our TTS segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (expedited) or (iv) conversion of their private fleet to us (dedicated). In 2019, TTS segment revenues accounted for 77% of total operating revenues and Werner Logistics revenues accounted for 20% of total operating revenues. Our Werner Logistics segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Werner Logistics services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport, (iv) international and (v) final mile. The Werner Logistics international services are provided through our domestic and global subsidiary companies and include (i) ocean, air and ground transportation services, (ii) door-to-door freight forwarding and (iii) customs brokerage. Most Werner Logistics international services are provided throughout North America and Asia with additional coverage throughout Australia, Europe, South America and Africa. Werner Logistics is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of TTS and Werner Logistics, for the last three years in Note 2 and Note 10 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.
We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our revenues. During 2019, our largest 5, 10, 25 and 50 customers comprised 30%, 41%, 56% and 67% of our revenues, respectively. No single customer generated more than 9% of our revenues in 2019. The industry groups of our top 50 customers are 51% retail and consumer products, 20% manufacturing/industrial, 17% food and beverage and 12% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. We are moving toward longer-term Dedicated customer contracts, most of which are two to five years in length (including some contracts with annual evergreen clauses) and generally may be terminated by either party typically upon 90 days or more notice following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts on an annual basis.
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
Employee Associates and Independent Contractors
As of December 31, 2019, we employed 9,676 drivers; 594 mechanics and maintenance associates for the trucking operation; 1,321 office associates for the trucking operation; and 1,145 associates for Werner Logistics, international, driving schools and other non-trucking operations. We also had 540 independent contractors who provide both a tractor and a driver or drivers. None of our U.S., Canadian or Chinese associates are represented by a collective bargaining unit, and we consider relations with our associates to be good.
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
At times, there are driver shortages in the trucking industry. Availability of experienced drivers can be affected by (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in the economy; and (iii) individual drivers’ desire to be home more frequently. The driver market was extremely competitive in 2019, and the supply of recent driver training school graduates continues to tighten. We believe that a declining number of, and increased competition for, driver training school graduates, the 50-year low domestic unemployment rate, aging truck driver demographics and increased truck safety regulations are tightening driver supply. We believe our strong mileage utilization, attractive and varied pay packages, financial strength, safety record, and new truck fleet are attractive to drivers when compared to many other carriers. Additionally, we believe our large percentage of driving jobs in shorter-haul operations (such as Dedicated and Regional) that allow drivers to return home more often is attractive to drivers.
We utilize recent driver training school graduates as a significant source of new drivers. These drivers have completed a training program at a driver training school and hold a commercial driver’s license (“CDL”). They continue to gain industry experience by partnering with a Werner-certified leader prior to that driver becoming a solo driver with their own truck. As mentioned above, the recruiting environment for recent driver training school graduates remained challenging in 2019. The availability of these drivers has been negatively impacted by the decreased availability of student loan financing for driver training schools. At the end of 2019, we owned two driver training schools that operate a total of 14 driver training locations to assist with the training and development of drivers for our company and the industry.
As economic conditions improve and regulatory changes are implemented, competition for experienced drivers and recent driver training school graduates may increase and could become more challenging in 2020. We cannot predict whether we will experience future shortages in the availability of experienced drivers or driver training school graduates. If such a shortage were to occur and additional driver pay rate increases became necessary to attract and retain experienced drivers or driver training school graduates, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
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
Revenue Equipment
As of December 31, 2019, we operated 7,460 company tractors and 540 tractors owned by independent contractors in our TTS segment. Our Werner Logistics segment operated an additional 33 company tractors at the end of 2019. The company tractors were primarily manufactured by Freightliner (a Daimler company), Peterbilt and Kenworth (both divisions of PACCAR) and International (a Navistar company). We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency.
The average age of our company truck fleet was 1.9 years at December 31, 2019, compared to 1.8 years at December 31, 2018. At December 31, 2019, the average age of our trailer fleet was 4.0 years, compared to 4.1 years at December 31, 2018. All of our trucks are equipped with satellite tracking devices, and nearly all of our company-owned trucks have collision mitigation safety systems and automated manual transmissions.
We operated 24,145 company-owned trailers at December 31, 2019, comprised of dry vans, flatbeds, temperature-controlled, and other specialized trailers. Most of our trailers were manufactured by Wabash National Corporation. Nearly all of our dry van trailer fleet consisted of 53-foot composite (DuraPlate®) trailers, and we also provide other trailer lengths, such as 48-foot and 57-foot trailers, to meet the specialized needs of certain customers. Nearly all of our trailers have satellite tracking.
Our wholly-owned subsidiary, Werner Fleet Sales, sells our used trucks and trailers. Werner Fleet Sales has been in business since 1992 and operates in 8 locations. We may also trade used trucks to original equipment manufacturers when purchasing new trucks.

Fuel
In 2019, we purchased nearly all of our fuel from a predetermined network of fuel truck stops throughout the United States, of which approximately 94% was purchased from three large fuel truck stop chains. We negotiate discounted pricing based on historical purchase volumes with these fuel truck stop chains and other factors.
Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase and provide customers with the benefit of lower fuel costs when fuel prices decline. We do not generally recoup higher fuel costs for empty and out-of-route miles (which are not billable to customers) and truck idle time. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
We maintain aboveground and underground fuel storage tanks at many of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.
Regulations
We are regulated by the U.S. DOT and certain areas of our business are subject to applicable federal, state and international laws and regulations. DOT and an agency within DOT, the Federal Motor Carrier Safety Administration (“FMCSA”), generally govern matters such as safety requirements and compliance, registration to engage in motor carrier operations, drivers’ hours of service (“HOS”), and certain mergers, consolidations, and acquisitions. Werner maintains a satisfactory safety rating, which is the highest available rating of the three safety ratings given by FMCSA. A conditional or unsatisfactory safety rating could adversely impact Werner’s business, as some of our customer contracts require a satisfactory rating. Werner must also comply with federal, state, and international regulations which govern equipment weight and dimensions.
FMCSA’s Compliance, Safety, Accountability (“CSA”) safety initiative monitors the safety performance of motor carriers. CSA uses the Safety Measurement System (“SMS”) to analyze data from roadside inspections, crash reports, and investigation results. The Fixing America’s Surface Transportation (“FAST”) Act of 2015 directed FMCSA to remove from public view certain information regarding carrier’s compliance and safety performance. The FAST Act also instructed FMCSA to study the accuracy of CSA and SMS data and issue a corrective action plan. Werner continues to monitor FMCSA’s actions and CSA related developments.
Interstate motor carriers are subject to the FMCSA HOS regulations, which govern our drivers’ operating hours. The HOS of Drivers Final Rule which became effective July 1, 2013, includes provisions affecting restart periods, rest breaks, on-duty time, and penalties for violations. Subsequent actions allowed the pre-July 2013 restart provisions to remain in effect indefinitely, pending further action from FMCSA. In August 2019, FMCSA published a Notice of Proposed Rulemaking proposing changes to HOS requirements, which Werner continues to monitor.
Werner is the industry leader for ELDs to record driver hours and pioneered the Werner Paperless Logging System in 1996 that was subsequently approved for our use by FMCSA in 1998. FMCSA’s ELD Final Rule went into effect in December 2017, requiring all motor carriers to have certified ELDs that meet specific standards for documenting HOS. The out-of-service enforcement of ELDs began April 1, 2018, and carriers using automatic onboard logging devices were required to transition to ELDs by December 16, 2019.
The FMCSA Commercial Driver’s License Drug and Alcohol Clearinghouse (“the Clearinghouse”) Final Rule was published in December 2016 with the effective date of January 6, 2020. The Clearinghouse requires motor carriers, designated service agents, medical review officers, and substance abuse professionals to submit records related to drug and alcohol tests, including test refusals and positive drug test results, to the nationwide database. Motor carriers are also required to query the database prior to hiring an applicant and on an annual basis. After experiencing intermittent technical issues upon implementation, FMCSA published a notice on January 22, 2020 that the Clearinghouse is fully operational and mandatory use is now in effect.
Effective January 1, 2020, motor carriers are required to perform annual random drug tests for 50 percent of existing drivers, an increase from the previous 25 percent rate. The rate was increased in response to the 2018 FMCSA Drug and Alcohol Testing Survey, which reported an increase to 1.0 percent of the random testing positive rate for controlled substances. The minimum annual percentage rate for random alcohol testing remains at 10 percent.
FMCSA issued its final rule for Entry-Level Driver Training (“ELDT”) in December 2016. The original compliance date was February 7, 2020. However, FMCSA announced a two-year delay of the rule, and the new effective date is February 7, 2022. We will continue to monitor the status of this rulemaking as it will directly impact our training schools and the hiring of professional drivers.
The U.S. Environmental Protection Agency (“EPA”) and DOT announced in August 2016 Phase 2 of the Greenhouse Gas and Fuel Efficiency Standards for Medium and Heavy-Duty Trucks. The final rule requires a reduction of carbon emissions and fuel savings from engines, vehicles, and new trailers to be phased in over the next decade. In January 2020, EPA announced an Advance Notice of Proposed Rulemaking that would establish new standards for highway heavy-duty engines to lower nitrogen oxide emissions.
California’s ongoing emissions reduction goals have significantly impacted the industry. The California Air Resources Board regulations not only apply to California intrastate carriers, but also to carriers outside of California who own or dispatch equipment in the state. Werner continues to structure our fleet plans to operate compliant equipment in California.
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
The United States-Mexico-Canada Agreement (“USMCA”) was signed by President Trump, Prime Minister Trudeau, and then Mexican President Nieto on November 30, 2018 to serve as a successor for the North American Free Trade Agreement (“NAFTA”). All three countries must ratify USMCA to replace NAFTA. Mexico and the United States have ratified USMCA. For Canada to ratify, the agreement must pass through its own legislative process first. We conduct a substantial amount of business in international freight shipments to and from the United States, Mexico, and Canada (see Note 10 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We believe we are one of the largest truckload carriers in terms of freight volume shipped to and from the United States, Mexico, and Canada.
Canada announced changes to its Commercial Vehicle Drivers HOS Regulations mandating the use of ELDs on June 13, 2019. The new ELD mandate is similar to requirements in the United States without introducing any impediments to trade, and will become effective on June 12, 2021. The ELD regulations in Canada are not expected to have negative effects to our business model as Werner has used ELDs to record HOS since our Canadian operations started in 2000.
Werner is dedicated to participating in the development of meaningful public policy by continuing to evaluate local, state, and federal legislative and regulatory actions that impact our operations.
Competition
The freight transportation industry is highly competitive and includes thousands of trucking and non-asset-based logistics companies. We have a small share of the markets we target. Our TTS segment competes primarily with other truckload carriers. Logistics companies, intermodal companies, railroads, less-than-truckload carriers and private carriers provide competition for both our TTS and Werner Logistics segments. Our Werner Logistics segment also competes for the services of third-party capacity providers.
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
We are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. When shipping volumes decline or available truck capacity increases, freight pricing generally becomes more competitive as carriers compete for loads to maintain truck productivity. We may be negatively affected by future economic conditions including employment levels, business conditions, fuel and energy costs, public health crises, interest rates and tax rates. It is unknown whether and how global supply chains may be affected by the developing situation with the coronavirus. Economic conditions may also impact the financial condition of our customers, resulting in a greater risk of bad debt losses, and that of our suppliers, which may affect negotiated pricing or availability of needed goods and services.
Difficulty in recruiting and retaining experienced drivers, recent driver training school graduates and independent contractors impacts our results of operations.
At times, the trucking industry has experienced driver shortages. Driver availability may be affected by changing workforce demographics, alternative employment opportunities, national unemployment rates, freight market conditions, availability of financial aid for driver training schools and changing industry regulations. If such a shortage were to occur and additional driver pay rate increases were necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases. Additionally, a shortage of drivers could result in idled equipment, which would affect our profitability and would limit growth opportunities.
Independent contractor availability may also be affected by both inflationary cost increases that are the responsibility of independent contractors and the availability of equipment financing. On-going state legislative challenges to the independent contractor model could also affect independent contractor availability. If a shortage of independent contractors occurs, additional increases in per-mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain a sufficient number of drivers. These increases would negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.
Increases in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability.
To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
On January 1, 2020, the International Maritime Organization regulations limiting sulfur content of bunker fuel (IMO 2020) took effect. While the regulations do not apply to domestic transportation modes, IMO 2020 will significantly increase the demand and competition for low-sulfur fuel, which is expected to result in higher diesel fuel prices for truck and rail transportation and may also constrict supply. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected.
We operate in a highly competitive industry, which may limit growth opportunities and reduce profitability.
The freight transportation industry is highly competitive and includes thousands of trucking and non-asset-based logistics companies. We compete primarily with other truckload carriers in our TTS segment. Logistics companies, digital brokers, intermodal companies, railroads, less-than-truckload carriers and private carriers also provide a lesser degree of competition in our TTS segment, but such providers are more direct competitors in our Werner Logistics segment. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. This competition could have an adverse effect on either the number of shipments we transport or the freight rates we receive, which could limit our growth opportunities and reduce our profitability.
We operate in a highly regulated industry. Changes in existing regulations or violations of existing or future regulations could adversely affect our operations and profitability.
We are regulated by the DOT and its agency the FMCSA in the United States and similar governmental transportation agencies in foreign countries in which we operate. We are also regulated by agencies in certain U.S. states. These regulatory agencies have the authority to govern transportation-related activities, such as safety, authorization to conduct motor carrier operations and other matters. The Regulations subsection in Item 1 of Part I of this Form 10-K describes several proposed and pending regulations that may have a significant effect on our operations including our productivity, driver recruitment and retention and capital expenditures. The subsidiaries of WGL hold a variety of licenses required to carry out its international services, and the loss of any of these licenses would adversely impact the operations of WGL.
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
A significant portion of our revenue is generated from key customers. During 2019, our largest 5, 10 and 25 customers accounted for 30%, 41% and 56% of revenues, respectively. No single customer generated more than 9% of our revenues in 2019. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Most of our Dedicated customer contracts are two to five years in length and generally may be terminated by either party typically upon 90 days or more notice following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts annually. We cannot provide any assurance that key customer relationships will continue at the same levels. If a key customer substantially reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis and review individual past-due balances and collection concerns. However, a key customer’s financial failure may negatively affect our results of operations.
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
Our results are affected by the success of our operations in Mexico, China and other foreign countries in which we operate (see Note 10 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA for Mexico and Canada. The agreement permitting cross border movements for both United States and Mexican based carriers into the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion on the cross border lanes between countries. On November 30, 2018, the United States, Canada and Mexico signed the USMCA as an overhaul and update to NAFTA. The United States and Mexico have ratified the USMCA, and ratification by Canada is pending. It is currently difficult to anticipate the full impact of this agreement on foreign trade and our Mexico operations.
Our earnings could be reduced by increases in the number of insurance claims, cost per claim, costs of insurance premiums or availability of insurance coverage.
We are self-insured for a significant portion of liability resulting from bodily injury, property damage, cargo and associate workers’ compensation and health benefit claims. This is supplemented by premium-based insurance with licensed insurance companies above our self-insurance level for each type of coverage. To the extent we experience a significant increase in the number of claims, cost per claim (including costs resulting from large verdicts) or insurance premium costs for coverage in excess of our retention amounts, our operating results would be negatively affected. Healthcare legislation and inflationary cost increases could also have a negative effect on our results.
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
In addition to direct regulation by DOT, FMCSA, EPA and other federal, state, and local agencies, we are subject to applicable environmental laws and regulations dealing with the handling of hazardous materials, aboveground and underground fuel storage tanks, discharge and retention of storm-water, and emissions from our vehicles. We operate in industrial areas, where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. We also maintain bulk fuel storage at several of our facilities. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. Tractors and trailers used in our daily operations have been affected by regulatory changes related to air emissions and fuel efficiency, and may be adversely affected in the future by new regulatory actions.
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
We depend on the stability, availability and security of our information systems to manage our business. Much of our software was developed internally or by adapting purchased software applications to suit our needs. Our information systems are used for planning loads, communicating with and dispatching drivers and other capacity providers, billing customers, paying vendors and providing financial reports. We rely on one vendor for GPS and satellite communication services, which are integrated in our information systems. If any of our critical information systems fail or become unavailable, or those of our service providers, we would have to perform certain functions manually, which could temporarily affect our ability to efficiently manage our operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located on approximately 138 acres near U.S. Interstate 80 west of Omaha, Nebraska, 55 acres of which are undeveloped. Our headquarters office building includes a computer center, drivers’ lounges, cafeteria and company store. The Omaha headquarters also includes a driver safety and training facility, equipment maintenance and repair facilities and a sales office for selling used trucks and trailers. The equipment maintenance and repair facilities contain a central parts warehouse, frame straightening and alignment machine, truck and trailer wash areas, equipment safety lanes, body shops for tractors and trailers, two paint booths and a reclaim center. Our headquarter facilities have suitable space available to accommodate planned needs for at least the next three to five years.

We also have several terminals throughout the United States, consisting of office and/or maintenance facilities. In addition, we own parcels of land in several locations in the United States for future terminal development. Our terminal locations are described below:

Location	Owned or Leased	Description	Segment
Omaha, Nebraska	Owned	Corporate headquarters, maintenance, truck sales	TTS, Werner Logistics, Corporate
Omaha, Nebraska	Owned	Disaster recovery, warehouse	Corporate
Phoenix, Arizona	Owned	Office, maintenance	TTS
Fontana, California	Owned	Office, maintenance, truck sales	TTS
Denver, Colorado	Owned	Maintenance	TTS
Atlanta, Georgia	Owned	Office, maintenance, truck sales	TTS
Indianapolis, Indiana	Leased Owned	Maintenance Truck sales	TTS TTS
Springfield, Ohio	Owned	Office, maintenance, truck sales	TTS
Allentown, Pennsylvania	Leased	Office, maintenance	TTS
Dallas, Texas	Owned	Office, maintenance, truck sales	TTS
Laredo, Texas	Owned	Office, maintenance, transloading, truck sales	TTS, Werner Logistics
Lakeland, Florida	Leased	Office, maintenance	TTS
El Paso, Texas	Owned	Office, maintenance	TTS
Joliet, Illinois	Owned	Office, maintenance, truck sales	TTS
West Memphis, Arkansas	Owned	Maintenance	TTS
Brownstown, Michigan	Owned	Maintenance	TTS

We currently lease (i) small sales offices, brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico, Canada and China. We own (i) a 96-room motel located near our Omaha headquarters; (ii) an 85-room hotel located near our Atlanta terminal; (iii) a 71-room private driver lodging facility at our Dallas terminal; and (iv) a terminal facility in Queretaro, Mexico, which we lease to a third party. The Werner Fleet Sales network has eight locations, which are located in certain terminals listed above. Our driver training schools operate in 14 locations in the United States, either in certain terminals listed above or in leased facilities.

ITEM 3.	LEGAL PROCEEDINGS
We are a party subject to routine litigation incidental to our business, primarily involving claims for bodily injury, property damage, cargo and workers’ compensation incurred in the transportation of freight. We have maintained a self-insurance program with a qualified department of risk management professionals since 1988. These associates manage our bodily injury, property damage, cargo and workers’ compensation claims. An independent actuary reviews our calculation of the undiscounted self-insurance reserves for bodily injury, property damage and workers’ compensation claims at year-end.
We renewed our liability insurance policies on August 1, 2019 with the same deductibles and aggregates that first became effective with the August 1, 2017 renewal. For the policy years August 1, 2017 through July 31, 2020, our self-insured retention (“SIR”) and deductible amount is $3.0 million, plus administrative expenses, for each occurrence involving bodily injury or property damage. We also have an annual $6.0 million aggregate for claims between $3.0 million and $5.0 million and an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million. As a result, we are responsible for the first $10.0 million per claim, until we meet the $6.0 million aggregate for claims between $3.0 million and $5.0 million. Our SIR/deductible was $2.0 million for policy years from August 1, 2004 through July 31, 2017, and we were also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible. For the policy year August 1, 2016 through July 31, 2017, we had an annual $8.0 million aggregate for claims between $2.0 million and $5.0 million and an annual aggregate of $5.0 million for claims between $5.0 million and $10.0 million. We maintain premium-based liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim, to coverage levels that our management considers adequate. See also Note 1 and Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.

We are responsible for workers’ compensation claims up to $1.0 million per claim and have premium-based insurance coverage for individual claims above $1.0 million. We also maintain a $26.6 million bond for the State of Nebraska and a $10.4 million bond for our workers’ compensation insurance carrier.
Information regarding the May 17, 2018 adverse jury verdict and subsequent final judgment on July 30, 2018 in Harris County District Court in Houston, Texas, is incorporated by reference from Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol “WERN”. As of February 10, 2020, our common stock was held by 338 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have paid cash dividends on our common stock following each fiscal quarter since the first payment in July 1987. Our current quarterly dividend rate is $0.09 per common share. We also paid a $3.75 per share special dividend in 2019. We currently intend to continue paying a regular quarterly dividend. We do not currently anticipate any restrictions on our future ability to pay such dividends. However, we cannot give any assurance that dividends will be paid in the future or of the amount of any such quarterly or special dividends because they are dependent on our earnings, financial condition and other factors.
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

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Werner Enterprises, Inc. (WERN)	$100	$76	$88	$127	$98	$138
Standard & Poor’s 500	$100	$101	$114	$138	$132	$174
2018 Peer Group	$100	$72	$94	$119	$99	$139
2019 Peer Group	$100	$73	$95	$123	$101	$141
Assuming the investment of $100 on December 31, 2014, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and our Peer Group over the same period. In 2019, we selected a new Peer Group in order to more closely align with our benchmarking Peer Group, which consists of the following companies: ArcBest; Covenant Transportation; Echo Global Logistics; Forward Air; Heartland Express; Hub Group; JB Hunt; Kansas City Southern; Knight-Swift Transportation; Landstar System; Marten Transport; Old Dominion Freight Line; Saia; Schneider National; US Xpress; and YRC Worldwide. We added Covenant Transportation, Marten Transport, and US Xpress to our 2019 Peer Group and removed Genesee & Wyoming and Kirby. Our stock price was $36.39 as of December 31, 2019. This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2019.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 14, 2019, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. On the same day, the Board of Directors withdrew the previous stock repurchase authorization that was approved in October 2007, which had 2,035,608 shares remaining available for repurchase. As of December 31, 2019, the Company had purchased 700,000 shares pursuant to the new authorization and had

4,300,000 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during fourth quarter 2019 by either the Company or any “affiliated purchaser”, as defined by Rule 10b-18 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of Part II of this Form 10-K.

(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Operating revenues	$2,463,701	$2,457,914	$2,116,737	$2,008,991	$2,093,529
Net income (1)	166,944	168,148	202,889	79,129	123,714
Diluted earnings per share (1)	2.38	2.33	2.80	1.09	1.71
Cash dividends declared per share (2)	4.11	0.34	0.27	0.24	0.22
Total assets (3)	2,143,864	2,083,504	1,807,991	1,793,003	1,585,647
Total debt	300,000	125,000	75,000	180,000	75,000
Stockholders’ equity (1)	1,111,008	1,264,753	1,184,782	994,787	935,654
Book value per share (1) (4)	16.04	17.95	16.36	13.78	13.00
Return on average stockholders’ equity (1) (5)	14.6%	13.7%	19.5%	8.2%	14.1%
Return on average total assets (1) (3) (6)	7.8%	8.7%	11.5%	4.7%	8.2%
Operating ratio (consolidated) (7)	90.8%	90.9%	93.2%	93.7%	90.4%

(1)
Includes the $110.5 million, or $1.52 per diluted share, non-cash reduction in income tax expense in 2017 resulting from the revaluation of net deferred income tax liabilities due to the Tax Cuts and Jobs Act of 2017. Excluding this item, return on average total assets was 5.3%, and return on average stockholders’ equity was 9.0% for 2017. Management believes the exclusion of the tax reform benefit provides a more useful comparison of the Company’s performance from period to period.

(2)	Includes a $3.75 per share special dividend declared in May 2019.

(3)
Pursuant to the Company’s early adoption of Accounting Standards Update 2015-17, “Total assets” and “Return on average total assets” for 2015 reflects the impact of reclassifying the current deferred income tax asset into the non-current deferred income tax liability.

(4)
Stockholders’ equity divided by common shares outstanding as of the end of the period. Book value per share indicates the dollar value remaining for common shareholders if all assets were liquidated at recorded amounts and all debts were paid at recorded amounts.

(5)	Net income expressed as a percentage of average stockholders’ equity. Return on equity is a measure of a corporation’s profitability relative to recorded shareholder investment.

(6)	Net income expressed as a percentage of average total assets. Return on assets is a measure of a corporation’s profitability relative to recorded assets.

(7)	Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure used in the trucking industry to evaluate profitability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview:
We have two reportable segments, TTS and Werner Logistics, and we operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our TTS segment) or obtain qualified third-party capacity at a reasonable price (with respect to our Werner Logistics segment). Although our business volume is not highly concentrated, we may also be affected by our customers’ financial failures or loss of customer business.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for 2019 to 2018, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, higher new truck and trailer purchase prices and compliance with new or proposed regulations. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

	2019		2018		Percentage Change in Dollar Amounts
(Amounts in thousands)	$	%	$	%	%
Operating revenues	$2,463,701	100.0	$2,457,914	100.0	0.2

Operating expenses:
Salaries, wages and benefits	818,487	33.2	781,064	31.8	4.8
Fuel	235,928	9.6	254,564	10.4	(7.3)
Supplies and maintenance	182,909	7.4	185,074	7.5	(1.2)
Taxes and licenses	95,525	3.9	87,318	3.5	9.4
Insurance and claims	88,913	3.6	98,133	4.0	(9.4)
Depreciation	249,527	10.1	230,151	9.4	8.4
Rent and purchased transportation	549,438	22.3	589,002	24.0	(6.7)
Communications and utilities	15,303	0.6	16,063	0.6	(4.7)
Other	2,199	0.1	(7,670)	(0.3)	128.7
Total operating expenses	2,238,229	90.8	2,233,699	90.9	0.2

Operating income	225,472	9.2	224,215	9.1	0.6
Total other expense (income)	3,566	0.2	334	—	967.7
Income before income taxes	221,906	9.0	223,881	9.1	(0.9)
Income tax expense	54,962	2.2	55,733	2.3	(1.4)
Net income	$166,944	6.8	$168,148	6.8	(0.7)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	2019		2018
TTS segment (amounts in thousands)	$	%	$	%	% Chg
Trucking revenues, net of fuel surcharge	$1,652,663		$1,588,175		4.1%
Trucking fuel surcharge revenues	234,366		265,078		(11.6)%
Non-trucking and other operating revenues	22,747		28,070		(19.0)%
Operating revenues	1,909,776	100.0	1,881,323	100.0	1.5%
Operating expenses	1,707,116	89.4	1,678,742	89.2	1.7%
Operating income	$202,660	10.6	$202,581	10.8	—%

TTS segment	2019	2018	% Chg
Average tractors in service	7,969	7,622	4.6%
Average revenues per tractor per week (1)	$3,988	$4,007	(0.5)%
Total tractors (at year end)
Company	7,460	7,240	3.0%
Independent contractor	540	580	(6.9)%
Total tractors	8,000	7,820	2.3%
Total trailers (at year end)	22,700	23,945	(5.2)%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$738,510	$770,972	(4.2)%
Average tractors in service	3,376	3,345	0.9%
Total tractors (at year end)	3,370	3,320	1.5%
Average percentage of empty miles	12.01%	11.17%	7.5%
Average revenues per tractor per week (1)	$4,207	$4,432	(5.1)%
Average % change in revenues per total mile (1)	(2.1)%	13.2%
Average % change in total miles per tractor per week	(3.1)%	0.0%
Average completed trip length in miles (loaded)	848	833	1.8%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$914,153	$817,203	11.9%
Average tractors in service	4,593	4,277	7.4%
Total tractors (at year end)	4,630	4,500	2.9%
Average revenues per tractor per week (1)	$3,827	$3,673	4.2%

(1)	Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	2019		2018
Werner Logistics segment (amounts in thousands)	$	%	$	%	% Chg
Operating revenues	$489,729	100.0	$518,078	100.0	(5.5)%
Rent and purchased transportation expense	411,506	84.0	436,220	84.2	(5.7)%
Gross margin	78,223	16.0	81,858	15.8	(4.4)%
Other operating expenses	61,935	12.7	61,480	11.9	0.7%
Operating income	$16,288	3.3	$20,378	3.9	(20.1)%

Werner Logistics segment	2019	2018	% Chg
Average tractors in service	36	42	(14.3)%
Total tractors (at year end)	33	40	(17.5)%
Total trailers (at year end)	1,445	1,310	10.3%
2019 Compared to 2018
Operating Revenues
Operating revenues increased 0.2% in 2019 compared to 2018. When comparing 2019 to 2018, TTS segment revenues increased $28.5 million, or 1.5%. Revenues for the Werner Logistics segment decreased $28.3 million or 5.5%.
2019 was a more difficult freight and rate year than 2018, due to slower growth in the domestic economy and increased truckload capacity, both of which led to lower freight volumes and less attractive pricing in our One-Way Truckload fleet. Freight demand in our One-Way Truckload fleet was weaker than normal during much of 2019 and well below the unusually strong freight demand of 2018, which was aided by FMCSA’s ELD Final Rule and the Tax Cuts and Jobs Act of 2017, both of which occurred in December 2017. So far in 2020, freight volumes in our One-Way Truckload unit have been seasonally normal and slightly lower than the same period in 2019. Pricing remains challenging. We expect shipment volumes to be negatively affected at U.S. ports in late first quarter 2020 as a result of the impact of the coronavirus on factory production in China. It is currently expected that shipment volumes at the U.S. ports would increase in second quarter 2020 as factory production in China increases. This is subject to swift containment of the coronavirus.
Trucking revenues, net of fuel surcharge, increased 4.1% in 2019 compared to 2018 due to an 4.6% increase in the average number of tractors in service, partially offset by a 0.5% decrease in average revenues per tractor per week, net of fuel surcharge. We attribute the decline in average revenues per tractor per week to lower average miles per tractor, partially offset by higher average revenues per total mile. The less robust freight market in 2019 and growth in our Dedicated fleet, which has lower miles per truck and a shorter length of haul, are the primary reasons for the decline in average miles per truck for the TTS segment. Additionally, extended winter weather conditions early in 2019 and a truck GPS satellite communications service provider failure that occurred during four weeks in fourth quarter 2019 negatively impacted average miles per truck. The increase in average revenues per total mile was due primarily to dedicated fleet expansion, higher contractual rates and lane mix changes, and the rate of improvement declined in the latter part of 2019 because of fewer project and surge freight opportunities with premium rates and significantly lower spot rates. We currently expect average revenues per total mile for the One-Way Truckload fleet to remain difficult for the first half of 2020 and to decrease in a range of 5% to 7% when compared to the first half of 2019.
The average number of tractors in service in the TTS segment increased 4.6% to 7,969 in 2019 compared to 7,622 in 2018. We ended 2019 with 8,000 tractors in the TTS segment, a year-over-year increase of 180 trucks. Our Dedicated unit ended 2019 with 4,630 trucks (or 58% of our total TTS segment fleet) compared to 4,500 trucks at the end of 2018. We currently expect our truck count at the end of 2020 to be in a range of a 3% lower to 1% higher when compared to the fleet size at year-end 2019, with flat to slightly lower truck count in the first half of 2020 due to current market conditions. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues decreased 11.6% to $234.4 million in 2019 from $265.1 million in 2018 because of lower average fuel prices in 2019. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $0.2 million in 2019 and $1.1 million in 2018 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenues by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics revenues decreased 5.5% to $489.7 million in 2019 from $518.1 million in 2018 because of a softer freight market with increased competition. Werner Logistics gross margin dollars decreased 4.4% to $78.2 million in 2019 from $81.9 million in 2018, and Werner Logistics gross margin percentage increased slightly to 16.0% in 2019 from 15.8% in 2018. Werner Logistics operating income percentage decreased to 3.3% in 2019 from 3.9% in 2018. The gross margin increase is due primarily to contractual pricing and improved capacity procurement in Truckload Logistics early in 2019, with gross margin declining as 2019 progressed due to fewer project freight opportunities and lower transactional spot pricing. Our operating margin decreased as the percentage decline in gross profit exceeded the percentage decline in other operating expenses, although we began to gain efficiencies from our investments in decision-making technologies that optimize and automate freight and carrier selection.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.8% in 2019 compared to 90.9% in 2018. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 15 through 17 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $37.4 million or 4.8% in 2019 compared to 2018 and increased 1.4% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense was due primarily to higher driver pay rates and approximately 17 million more company truck miles in 2019 compared to 2018, both of which resulted in higher payroll taxes and other payroll-related fringe benefits, and increases in medical claims, prescription drugs, and other health insurance costs in 2019. These increases were partially offset by lower non-driver pay in 2019 compared to 2018 related to our performance-based incentive compensation program. When evaluated on the basis of company truck miles, driver pay increased by about 5% in 2019. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 2.9% from 2019 to 2018.
We renewed our workers’ compensation insurance coverage for the policy year beginning April 1, 2019. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $1.0 million per claim. Our workers’ compensation insurance premium rate for the policy year beginning April 2019 is 5% higher than the rate for the previous policy year.
The driver recruiting market is extremely competitive. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, an historically low national unemployment rate, aging truck driver demographics and increased truck safety regulations including the regulation changes for electronic logging devices. We continued to take significant actions to strengthen our driver recruiting and retention to make Werner the preferred choice for the best drivers, including raising driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety and training features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. These efforts continued to have positive results on our driver retention. We are currently unable to predict whether we will experience future driver shortages or continue to maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $18.6 million or 7.3% in 2019 compared to 2018 and decreased 0.8% as a percentage of operating revenues due to lower average diesel fuel prices, partially offset by more company trucks and miles in 2019. Average diesel fuel prices, excluding fuel taxes, for the full year 2019 were 17 cents per gallon lower than the full year 2018, an 8% decrease.
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
Through February 21, the average diesel fuel price per gallon in 2020 was approximately 7cents lower than the average diesel fuel price per gallon in the same period of 2019 and approximately 14 cents lower than the average for first quarter 2019.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance decreased $2.2 million or 1.2% in 2019 compared to 2018 and decreased 0.1% as a percentage of operating revenues despite higher company miles driven in 2019 due primarily to lower driver recruiting and other driver-related costs in 2019. Also contributing to the decrease was more effective management of winter weather conditions in 2019 that resulted in lower weather-related maintenance costs early in the year.
Taxes and licenses increased $8.2 million or 9.4% in 2019 compared to 2018 and increased 0.4% as a percentage of operating revenues. During third quarter 2018, we reached a favorable settlement related to a property tax dispute that reduced taxes and licenses expense by $4.9 million for property taxes that were expensed and paid over a multi-year period. In addition to this favorable item in 2018, the effect of having more company trucks and company truck miles in 2019 compared to 2018 and higher state fuel tax rates also added to the increased taxes and licenses.
Insurance and claims decreased $9.2 million or 9.4% in 2019 compared to 2018 and decreased 0.4% as a percentage of operating revenues. In 2018, we incurred $15.2 million of insurance and claims expense (including interest and legal fees) related to a previously-disclosed adverse jury verdict rendered May 17, 2018, which we are appealing (see Note 8 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K). In 2019, we incurred insurance and claims expense of $3.9 million for accrued interest related to this matter. Interest is accrued at $0.4 million per month, until such time as the outcome of our appeal is finalized, excluding the months of June and July 2019 when the plaintiffs requested an extension of time to respond to our appeal. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
In January 2020, one of our trucks was involved in a serious accident. We are still investigating the accident but it is probable that it will adversely impact first quarter 2020 earnings. We self-insure for the first $10.0 million of liability coverage for this policy period and have appropriate excess liability insurance coverage with insurance carriers above this amount.
We renewed our liability insurance policies on August 1, 2019 with the same deductibles and aggregates as the August 1, 2018 renewal. We continue to be responsible for the first $3.0 million per claim with an annual $6.0 million aggregate for claims between $3.0 million and $5.0 million. We also have an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million. As a result, we are responsible for the first $10.0 million per claim, until we meet the $6.0 million aggregate for claims between $3.0 million and $5.0 million. We maintain liability insurance coverage with insurance carriers substantially in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2019 are 11% higher, or $0.7 million higher, than premiums for the previous policy year. See Item 3 of Part I of this Form 10-K for information on our bodily injury and property damage coverage levels since August 1, 2016.
Depreciation increased $19.4 million or 8.4% in 2019 compared to 2018 and increased 0.7% as a percentage of operating revenues. This expense increase is due primarily to (i) the higher cost of new revenue equipment, (ii) a larger company truck and trailer fleet, and (iii) information technology and communication infrastructure upgrades.
We continued to invest in new trucks and trailers and our terminals in 2019 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. We currently intend to maintain the average age of our truck and trailer fleet at or near current levels. The average age of our truck fleet remains low by industry standards and was 1.9 years as of December 31, 2019, and the average age of our trailers was 4.0 years.
Rent and purchased transportation expense decreased $39.6 million or 6.7% in 2019 compared to 2018 and decreased 1.7% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense decreased $24.7 million as a result of lower logistics revenues and decreased to 84.0% of Werner Logistics revenues in 2019 from 84.2% in 2018.
Rent and purchased transportation expense for the TTS segment decreased $15.8 million in 2019 compared to 2018. This decrease is due primarily to lower payments to independent contractors in 2019 compared to 2018, resulting from a decrease in independent contractor miles driven in 2019. Lower average diesel fuel prices in 2019 also resulted in lower reimbursement to independent contractors. Independent contractor miles as a percentage of total miles were 9.9% in 2019 and 10.3% in 2018. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.
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
Other operating expenses increased $9.9 million in 2019 compared to 2018 and increased 0.4% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $21.6 million in 2019, including $3.4 million from sales of real estate, compared to $24.9 million in 2018, including $5.9 million from sales of real estate. In 2019, we sold fewer trucks and more trailers than in 2018. We realized higher average gains per truck and lower average gains per trailer sold in 2019 compared to 2018. Pricing in the market for our used trucks and trailers began to moderate in the latter part of second quarter 2019, and the used truck pricing decline accelerated in fourth quarter 2019 due to weaker demand. We currently expect gains on sales of equipment in 2020 to continue to moderate due to the softer used equipment market and lower trailer sales and to be in the range of $6 million to $12 million. Increased costs associated with professional and software consultant services and provision for doubtful accounts related to the driver training schools also contributed to the increase in other operating expenses from 2018 to 2019.
Other Expense (Income)
Other expense (income) increased $3.2 million in 2019 compared to 2018. Interest expense increased $4.2 million in 2019 compared to 2018 due to higher average outstanding debt and was partially offset by higher interest income.
Income Tax Expense
Income tax expense decreased $0.8 million in 2019 compared to 2018, due to lower pre-tax income and a slightly lower effective income tax rate in 2019 of 24.8% compared to 24.9% in 2018. We currently estimate our full year 2020 effective income tax rate to be approximately 25% to 26%.
2018 Compared to 2017
For a comparison of the Company’s results of operations for the fiscal years ended December 31, 2017 to the year ended December 31, 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on March 1, 2019.
Liquidity and Capital Resources:

During the year ended December 31, 2019, we generated cash flow from operations of $426.6 million, compared to $418.2 million during the year ended December 31, 2018. This increase in net cash provided by operating activities resulted primarily from increased cash flows from working capital items, primarily accounts receivable, and higher non-cash depreciation, partially offset by higher income tax payments. We were able to make net capital expenditures, pay dividends, and repurchase stock with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our existing credit facilities.

Net cash used in investing activities decreased from $331.4 million during 2018 to $272.3 million during 2019. Net property additions (primarily revenue equipment) were $283.9 million for the year ended December 31, 2019, compared to $349.0 million during the same period of 2018. As of December 31, 2019, we were committed to property and equipment purchases of approximately $113.4 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2020 to be in the range of $260 million to $300 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary.
Net financing activities used $155.2 million in 2019 and used $67.6 million in 2018. During the year ended December 31, 2019, we borrowed $275.0 million of long-term debt and repaid $100.0 million of long-term debt. Our outstanding debt at December 31, 2019 totaled $300.0 million. During 2018, we borrowed $110.0 million and repaid $60.0 million of debt. We paid dividends of $286.2 million in 2019, including the special dividend and quarterly dividends, and $23.0 million in 2018. In May 2019, we declared a special dividend of $3.75 per share, or $261.1 million, which was paid on June 7, 2019. Beginning with the dividend paid in July 2018, we increased our quarterly dividend rate by $0.02 per share, or 29%, to the current rate of $0.09 per share.
Financing activities for 2019 also included common stock repurchases of 1,300,000 shares at a cost of $42.3 million. 2,077,101 shares were repurchased in 2018 at a cost of $72.2 million. From time to time, the Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends on stock market conditions and other factors. On May 14, 2019, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. On the same day, the Board of Directors withdrew the previous stock repurchase authorization, which had 2,035,608 shares remaining available for repurchase. As of December 31, 2019 , the Company had purchased 700,000 shares pursuant to the new authorization and had 4,300,000 shares remaining available for repurchase.
Management believes our financial position at December 31, 2019 is strong. As of December 31, 2019, we had $26.4 million of cash and cash equivalents and over $1.1 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of December 31, 2019, we had a total of $575.0 million of borrowing capacity under three credit facilities (see Note 4 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for information regarding our credit agreements as of December 31, 2019), of which we had borrowed $300.0 million. Subsequent to the end of the year, in February 2020, we repaid $50.0 million of debt using cash provided by working capital activities to-date in 2020. The remaining $275.0 million of credit available under these facilities at December 31, 2019 is reduced by the $32.7 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our three credit facilities will provide sufficient funds for our planned operating and capital needs for the foreseeable future.
Contractual Obligations and Commercial Commitments:
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2019.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year (2020)	1-3 years (2021-2022)	3-5 years (2023-2024)	More than 5 years (After 2024)	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$2.5	$—	$—	$—	$—	$2.5
Long-term debt, including current maturities	300.0	75.0	—	225.0	—	—
Interest payments on debt	24.5	6.3	10.8	7.4	—	—
Operating leases	12.6	3.9	5.2	2.4	1.1	—
Property and equipment purchase commitments	113.4	113.4	—	—	—	—
Total contractual cash obligations	$453.0	$198.6	$16.0	$234.8	$1.1	$2.5
Other Commercial Commitments
Unused lines of credit	$242.3	$—	$—	$242.3	$—	$—
Stand-by letters of credit	32.7	32.7	—	—	—	—
Total commercial commitments	$275.0	$32.7	$—	$242.3	$—	$—
Total obligations	$728.0	$231.3	$16.0	$477.1	$1.1	$2.5

As of December 31, 2019, we had unsecured committed credit facilities with three banks. On May 14, 2019, we entered into new five-year, unsecured revolving credit facilities with Wells Fargo Bank, N.A. and BMO Harris Bank N.A., replacing the previous credit facilities with both lenders. We replaced our previous $100.0 million credit facility and $75.0 million term commitment with Wells Fargo Bank, N.A. with a $300.0 million credit facility which will expire on May 14, 2024. Also on May 14, 2019, we replaced our previous $75.0 million credit facility with BMO Harris Bank N.A. with a $200.0 million credit facility which will expire on May 14, 2024. We also had an unsecured line of credit of $75.0 million credit facility with U.S. Bank N.A., which will expire on July 13, 2020. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). On July 2, 2019, we (i) terminated our previous $75.0 million interest rate swap agreement with Wells Fargo Bank, N.A., (ii) entered into a new $75.0 million interest rate swap agreement with Wells Fargo Bank, N.A., and (iii) entered into a $75.0 million interest rate swap agreement with BMO Harris Bank N.A.
As of December 31, 2019, our outstanding debt totaled $300.0 million. We had $150.0 million million outstanding under the credit facilities at a weighted average variable interest rate of 2.33% as of December 31, 2019. We had (i) an additional $75.0 million outstanding under the Wells Fargo Bank, N.A. credit facility at a variable rate of 2.39% as of December 31, 2019, which is effectively fixed at 2.32% with an interest rate swap agreement through May 14, 2024 and (ii) an additional $75.0 million outstanding under the BMO Harris Bank N.A. credit facility at a variable rate of 2.40% as of December 31, 2019, which is effectively fixed at 2.36% with an interest rate swap agreement through May 14, 2024. Interest payments on debt are based on the debt balance and interest rates at December 31, 2019. The borrowing capacity under these credit facilities is further reduced by the amount of stand-by letters of credit under which we are obligated. The stand-by letters of credit are primarily required for insurance policies. The unused lines of credit are available to us in the event we need financing for the replacement of our fleet or for other significant capital expenditures.
Operating lease obligations represent the future monthly rental payments for facilities. Property and equipment purchase commitments relate to committed equipment expenditures, primarily for revenue equipment. As of December 31, 2019, we had recorded a $2.5 million liability for unrecognized tax benefits. We are unable to reasonably determine when the $2.5 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
In 2019, we did not have any arrangements that meet the definition of an off-balance sheet arrangement.
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
Estimates of accrued liabilities for insurance and claims for bodily injury, property damage and workers’ compensation is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements. The accruals for bodily injury, property damage and workers’ compensation (current and non-current) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and actuarial estimates of incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, we make judgments relating to the comparability of historical claims to current incurred-but-not-reported losses. These judgments consider the nature, frequency, severity, and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. An independent actuary reviews our calculation of the undiscounted self-insurance reserves for bodily injury and property damage claims and workers’ compensation claims at year-end. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of December 31, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, and China. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $2.0 million in 2019 and foreign currency translation losses were $0.5 million in 2018 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 18.85 Pesos to $1.00 at December 31, 2019 compared to 19.68 Pesos to $1.00 at December 31, 2018.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $150 million of debt outstanding at December 31, 2019, for which the interest rate is effectively fixed at 2.34% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. We had $150 million of variable rate debt outstanding at December 31, 2019. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR (see Contractual Obligations and Commercial Commitments). Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by $1.5 million.
Due to uncertainty surrounding the suitability and sustainability of the London Interbank Offered Rate (LIBOR), central banks and global regulators have called for financial market participants to prepare for the discontinuation of LIBOR by the end of 2021. LIBOR is a widely-referenced benchmark rate, and our unsecured credit facilities are referenced to LIBOR. We are communicating with our banks regarding the eventual transition to a new benchmark rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Werner Enterprises, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule II listed in the Index in Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASC Topic 842, Leases.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenues as of January 1, 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of insurance and claims accruals
The insurance and claims accruals were $298,028,000 as of December 31, 2019. As described in note 1 to the consolidated financial statements, the Company estimates the insurance and claims accruals related to bodily injury, property damage, workers’ compensation, cargo loss and group health. The accruals specifically for bodily injury, property damage, and workers’ compensation (claims reserves) are based upon individual case estimates and actuarial estimates of incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, the Company makes judgments relating to the comparability of historical claims to current incurred-but-not-reported losses. These judgments consider the nature, frequency, severity and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. The Company has an independent actuary review their calculation of the undiscounted claims reserves.
We identified the evaluation of the Company’s insurance and claims accruals related to bodily injury, property damage, and workers’ compensation as a critical audit matter. Specifically, evaluating the assumptions related to the determination of the loss development factors used to determine the incurred-but-not-reported losses involved a high degree of complexity and subjectivity. Changes in the assumptions could have a significant impact on the amount accrued. In addition, specialized skills were needed to evaluate the Company’s calculation of the undiscounted claims reserves.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s claims reserves processes, including controls to determine loss development factors used to determine the incurred-but-not-reported loss accrual. We involved actuarial professionals with specialized skills and knowledge who assisted in:

•	assessing the calculations used by the Company to determine its incurred-but-not-reported losses for consistency with generally accepted actuarial standards;

•	assessing the determination of loss development factors used in the calculations for consistency with historical Company data and industry, regulatory, and company-specific trends; and

•	developing an independent expectation of the Company’s claims reserves and comparing to the Company’s estimate.
We tested historical claims paid and reported (not paid) used as an input to the calculations for consistency with data used in the prior year. We tested actual claims paid and claims reported (not paid) for the current year used as an input to the calculations for consistency with the Company’s actual claims paid and claims reported (not paid). We compared the Company’s prior period claims reserves to actual claims in the current period to assess the Company’s ability to accurately estimate costs.

/s/ KPMG LLP

We have served as the Company’s auditor since 1999.
Omaha, Nebraska
February 27, 2020

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
Operating revenues	$2,463,701	$2,457,914	$2,116,737
Operating expenses:
Salaries, wages and benefits	818,487	781,064	681,547
Fuel	235,928	254,564	198,745
Supplies and maintenance	182,909	185,074	164,325
Taxes and licenses	95,525	87,318	86,768
Insurance and claims	88,913	98,133	79,927
Depreciation	249,527	230,151	217,639
Rent and purchased transportation	549,438	589,002	509,573
Communications and utilities	15,303	16,063	16,105
Other	2,199	(7,670)	18,288
Total operating expenses	2,238,229	2,233,699	1,972,917
Operating income	225,472	224,215	143,820
Other expense (income):
Interest expense	6,854	2,695	2,243
Interest income	(3,326)	(2,737)	(3,308)
Other	38	376	328
Total other expense (income)	3,566	334	(737)
Income before income taxes	221,906	223,881	144,557
Income tax expense (benefit)	54,962	55,733	(58,332)
Net income	$166,944	$168,148	$202,889
Earnings per share:
Basic	$2.40	$2.35	$2.81
Diluted	$2.38	$2.33	$2.80
Weighted-average common shares outstanding:
Basic	69,567	71,694	72,270
Diluted	70,026	72,057	72,558
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2019	2018	2017
Net income	$166,944	$168,148	$202,889
Other comprehensive income (loss):
Foreign currency translation adjustments	1,996	(493)	483
Change in fair value of interest rate swaps, net of tax	(651)	255	599
Other comprehensive income (loss)	1,345	(238)	1,082
Comprehensive income	$168,289	$167,910	$203,971
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$26,418	$33,930
Accounts receivable, trade, less allowance of $7,921 and $8,613, respectively	322,846	337,927
Other receivables	52,221	26,545
Inventories and supplies	9,243	10,060
Prepaid taxes, licenses and permits	16,757	16,619
Other current assets	38,849	31,577
Total current assets	466,334	456,658
Property and equipment, at cost:
Land	63,244	59,103
Buildings and improvements	199,734	188,174
Revenue equipment	1,812,186	1,750,290
Service equipment and other	268,372	250,010
Total property and equipment	2,343,536	2,247,577
Less – accumulated depreciation	817,260	760,015
Property and equipment, net	1,526,276	1,487,562
Other non-current assets	151,254	139,284
Total assets	$2,143,864	$2,083,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,634	$97,781
Current portion of long-term debt	75,000	75,000
Insurance and claims accruals	69,810	67,304
Accrued payroll	38,347	40,271
Other current liabilities	31,049	30,004
Total current liabilities	308,840	310,360
Long-term debt, net of current portion	225,000	50,000
Other long-term liabilities	21,129	10,911
Insurance and claims accruals, net of current portion	228,218	214,030
Deferred income taxes	249,669	233,450
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 69,244,525 and 70,441,973 shares outstanding, respectively	805	805
Paid-in capital	112,649	107,455
Retained earnings	1,294,608	1,413,746
Accumulated other comprehensive loss	(14,728)	(16,073)
Treasury stock, at cost; 11,289,011 and 10,091,563 shares, respectively	(282,326)	(241,180)
Total stockholders’ equity	1,111,008	1,264,753
Total liabilities and stockholders’ equity	$2,143,864	$2,083,504
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$166,944	$168,148	$202,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	249,527	230,151	217,639
Deferred income taxes	16,401	37,694	(100,948)
Gain on disposal of property and equipment	(21,557)	(24,898)	(6,798)
Non-cash equity compensation	8,077	7,394	4,546
Insurance and claims accruals, net of current portion	14,188	26,570	(5,605)
Other	(3,360)	(4,774)	(11,957)
Changes in certain working capital items:
Accounts receivable, net	15,081	(33,753)	(42,802)
Other current assets	975	(9,979)	20,173
Accounts payable	(7,537)	7,559	5,831
Other current liabilities	(12,095)	14,047	(140)
Net cash provided by operating activities	426,644	418,159	282,828
Cash flows from investing activities:
Additions to property and equipment	(420,748)	(519,872)	(316,343)
Proceeds from sales of property and equipment	136,873	170,900	117,498
Decrease in notes receivable	11,566	20,898	20,037
Issuance of notes receivable	—	(3,300)	(5,000)
Net cash used in investing activities	(272,309)	(331,374)	(183,808)
Cash flows from financing activities:
Repayments of short-term debt	—	(40,000)	(45,000)
Proceeds from issuance of short-term debt	—	40,000	—
Repayments of long-term debt	(100,000)	(20,000)	(60,000)
Proceeds from issuance of long-term debt	275,000	70,000	—
Change in net checks issued in excess of cash balances	—	(21,539)	21,539
Dividends on common stock	(286,190)	(23,013)	(18,784)
Repurchases of common stock	(42,301)	(72,165)	—
Tax withholding related to net share settlements of restricted stock awards	(1,899)	(1,371)	(1,632)
Stock options exercised	171	476	2,461
Net cash used in financing activities	(155,219)	(67,612)	(101,416)
Effect of exchange rate fluctuations on cash	396	(374)	50
Net increase (decrease) in cash, cash equivalents and restricted cash	(488)	18,799	(2,346)
Cash, cash equivalents and restricted cash, beginning of period	33,930	15,131	17,477
Cash, cash equivalents and restricted cash, end of period(1)	$33,442	$33,930	$15,131
Supplemental disclosures of cash flow information:
Interest paid	$6,441	$2,690	$2,491
Income taxes paid	49,599	11,355	22,088
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$6,764	$13,140	$5,816
Change in fair value of interest rate swaps	(651)	255	599
Property and equipment acquired included in accounts payable	21,138	16,748	3,227
Property and equipment disposed included in other receivables	18,600	674	654
Dividends accrued but not yet paid at end of period	6,232	6,340	5,069

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$26,418	$33,930	$13,626
Restricted cash included in other current assets	7,024	—	1,505
Total cash, cash equivalents and restricted cash	$33,442	$33,930	$15,131
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2016	$805	$101,035	$1,084,796	$(16,917)	$(174,932)	$994,787
Comprehensive income	—	—	202,889	1,082	—	203,971
Dividends on common stock ($0.27 per share)	—	—	(19,523)	—	—	(19,523)
Equity compensation activity, 242,253 shares	—	(3,481)	—	—	4,310	829
Non-cash equity compensation expense	—	4,546	—	—	—	4,546
Cumulative effect of accounting change	—	463	(291)	—	—	172
BALANCE, December 31, 2017	805	102,563	1,267,871	(15,835)	(170,622)	1,184,782
Comprehensive income	—	—	168,148	(238)	—	167,910
Purchase of 2,077,101 shares of common stock	—	—	—	—	(72,165)	(72,165)
Dividends on common stock ($0.34 cents per share)	—	—	(24,284)	—	—	(24,284)
Equity compensation activity, 109,852 shares	—	(2,502)	—	—	1,607	(895)
Non-cash equity compensation expense	—	7,394	—	—	—	7,394
Cumulative effect of accounting change	—	—	2,011	—	—	2,011
BALANCE, December 31, 2018	805	107,455	1,413,746	(16,073)	(241,180)	1,264,753
Comprehensive income	—	—	166,944	1,345	—	168,289
Purchase of 1,300,000 shares of common stock	—	—	—	—	(42,301)	(42,301)
Dividends on common stock ($4.11 per share)	—	—	(286,082)	—	—	(286,082)
Equity compensation activity, 102,552 shares	—	(2,883)	—	—	1,155	(1,728)
Non-cash equity compensation expense	—	8,077	—	—	—	8,077
BALANCE, December 31, 2019	$805	$112,649	$1,294,608	$(14,728)	$(282,326)	$1,111,008
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Werner Enterprises, Inc. (the “Company”) is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. For the years ended December 31, 2019, 2018 and 2017, our ten largest customers comprised 41%, 45% and 43%, respectively, of our revenues. No single customer generated more than 9% of the Company’s total revenues in 2019, 2018, and 2017.
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Werner Enterprises, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions relating to these wholly-owned entities have been eliminated.
Use of Management Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) reported amounts of revenues and expenses during the reporting period. The most significant estimates that affect our financial statements include the accrued liabilities for insurance and claims, useful lives and salvage values of property and equipment, estimates for income taxes and the allowance for doubtful accounts. Actual results could differ from those estimates.
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

During fourth quarter 2016, due to the weak used truck market, we reduced the estimated life of certain trucks to more rapidly depreciate the trucks to their residual values. The effect of this change in accounting estimate was to increase 2017 depreciation expense and decrease operating income by $3.4 million. We completed the sale of these specific trucks in 2017.

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
Insurance and Claims Accruals: Insurance and claims accruals (both current and non-current) reflect the estimated cost (including estimated loss development and loss adjustment expenses) for (i) cargo loss and damage, (ii) bodily injury and property damage, (iii) group health and (iv) workers’ compensation claims not covered by insurance. The costs for cargo, bodily injury and property damage insurance and claims are included in insurance and claims expense in the Consolidated Statements of Income; the costs of group health and workers’ compensation claims are included in salaries, wages and benefits expense. The insurance and claims accruals are recorded at the estimated ultimate payment amounts. The accruals for bodily injury, property damage and and workers’ compensation are based upon individual case estimates and actuarial estimates of incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, we make judgments relating to the comparability of historical claims to current incurred-but-not-reported losses. These judgments consider the nature, frequency, severity, and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. Actual costs related to insurance and claims have not differed materially from estimated accrued amounts for all years presented. An independent actuary reviews our calculation of the undiscounted self-insurance reserves for bodily injury and property damage claims and workers’ compensation claims at year-end.
We renewed our liability insurance policies on August 1, 2019 with the same deductibles and aggregates that first became effective with the August 1, 2017 renewal. Our self-insured retention (“SIR”) and deductible amount continues to be $3.0 million, plus administrative expenses, for each occurrence involving bodily injury or property damage. We also have an annual $6.0 million aggregate for claims between $3.0 million and $5.0 million and an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million. Our SIR/deductible was $2.0 million for policy years from August 1, 2004 through July 31, 2017, and we were also responsible for varying annual aggregate amounts of liability for claims in excess of the SIR/deductible (see page 10). Liability claims in excess of these aggregates are covered under premium-based policies (issued by insurance companies) to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage.
Our SIR for workers’ compensation claims is $1.0 million per claim, with premium-based insurance coverage for claims exceeding this amount. We also maintain a $26.6 million bond for the State of Nebraska and a $10.4 million bond for our workers’ compensation insurance carrier.
Under these insurance arrangements, we maintained $32.7 million in letters of credit as of December 31, 2019.
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

	Years Ended December 31,
	2019	2018	2017
Net income	$166,944	$168,148	$202,889
Weighted average common shares outstanding	69,567	71,694	72,270
Dilutive effect of stock-based awards	459	363	288
Shares used in computing diluted earnings per share	70,026	72,057	72,558
Basic earnings per share	$2.40	$2.35	$2.81
Diluted earnings per share	$2.38	$2.33	$2.80

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
Equity Compensation: We have an equity compensation plan that provides for grants of non-qualified stock options, restricted stock and units (“restricted awards”), performance awards and stock appreciation rights to our associates and directors. We apply the fair value method of accounting for equity compensation awards. Issuances of stock upon an exercise of stock options or vesting of restricted stock are made from treasury stock; shares reacquired to satisfy tax withholding obligations upon vesting of restricted stock are recorded as treasury stock. Grants of stock options, restricted stock, and performance awards vest in increments, and we recognize compensation expense over the requisite service period of each award. We accrue compensation expense for performance awards for the estimated number of shares expected to be issued using the most current information available at the date of the financial statements. If the performance objectives are not met, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2019, 2018 and 2017, comprehensive income consists of net income, foreign currency translation adjustments and change in fair value of interest rate swaps.
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
Under the modified retrospective method of adoption, we are required to disclose the impact to our financial statements had we continued to follow our accounting policies under the previous revenue recognition guidance. Had we continued to recognize revenues and direct costs upon delivery, our operating revenues and operating expenses for the year ended December 31, 2019, would have been higher by approximately $1.4 million and $1.0 million, respectively, and for the year ended December 31, 2018, would have been higher by approximately $0.5 million and $0.7 million, respectively. Additionally, under ASC Topic 606, we recorded a $14.1 million reduction of revenues for the year ended December 31, 2019, and a $14.3 million reduction of revenues for the year ended December 31, 2018, related to our driver training schools that would have been reported as bad debt expense prior to the new standard.
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” to increase transparency and comparability by recognizing a right-of-use asset and a lease liability on the balance sheet and disclosing key information about leasing arrangements. On January 1, 2019, we adopted ASU No. 2016-02 and related amendments, which is also known as ASC Topic 842, using the transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented.
We elected the following practical expedients upon adoption: not to reassess whether any existing contracts are or contain leases, not to reassess the lease classification for any existing leases, not to reassess initial direct costs for any existing leases and not to separately identify lease and non-lease components for all underlying classes of assets. Additionally, we made a short-term lease accounting policy election to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less. Adoption of the new standard resulted in recognition of right-of-use assets and corresponding lease liabilities of $8.7 million as of January 1, 2019. The new standard did not have a significant impact on the consolidated statement of income.
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
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 as of January 1, 2019. Upon adoption, this update had no effect on our financial position, results of operations and cash flows.
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
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. As part of its disclosure framework project, the FASB has eliminated, amended and added disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. The provisions of this update are effective for fiscal years beginning after December 15, 2019. Based on our evaluation, the adoption of this standard will not have a material effect on our consolidated financial statements because we do not currently disclose any fair value measurements subject to the amendments.
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
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which reduces complexity in accounting for income taxes by removing certain exceptions to the general principles stated in Topic 740 and by clarifying and amending existing guidance to improve consistent application of and simplify other areas of Topic 740. The provisions of this update are effective for fiscal years beginning after December 15, 2020. Although we are evaluating the impact of adopting ASU No. 2019-12 on our financial position, results of operations and cash flows, we do not expect a material effect upon adoption.

(2) REVENUE
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The following table presents our revenues disaggregated by revenue source (in thousands):

	Years Ended December 31,
	2019	2018	2017
Truckload Transportation Services	$1,909,776	$1,881,323	$1,635,244
Werner Logistics	489,729	518,078	417,639
Inter-segment eliminations	(243)	(1,149)	(829)
Transportation services	2,399,262	2,398,252	2,052,054
Other revenues	64,439	59,662	64,683
Total revenues	$2,463,701	$2,457,914	$2,116,737

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

	Years Ended December 31,
	2019	2018	2017
United States	$2,191,560	$2,145,098	$1,837,525
Mexico	197,470	233,116	210,228
Other	74,671	79,700	68,984
Total revenues	$2,463,701	$2,457,914	$2,116,737

Transportation Services
We generate nearly all of our revenues by transporting truckload freight shipments for our customers. Transportation services are carried out by our Truckload Transportation Services (“TTS”) segment and our Werner Logistics (“Logistics”) segment. The TTS segment utilizes company-owned and independent contractor trucks to deliver shipments, while the Logistics segment uses third-party capacity providers.

We generate revenues from billings for transportation services under contracts with customers, generally on a rate per mile or per shipment, based on origin and destination of the shipment. Our performance obligation arises when we receive a shipment order to transport a customer’s freight and is satisfied upon delivery of the shipment. The transaction price may be defined in a transportation services agreement or negotiated with the customer prior to accepting the shipment order. A customer may submit several shipment orders for transportation services at various times throughout a service agreement term, but each shipment represents a distinct service that is a separately identified performance obligation. We often provide additional or ancillary services as part of the shipment (such as loading/unloading and stops in transit) which are not distinct or are not material in the context of the contract; therefore the revenues for these services are recognized with the freight transaction price. The average transit time to complete a shipment is approximately 3 days. Invoices for transportation services are typically generated soon after shipment delivery and, while payment terms and conditions vary by customer, are generally due within 30 days after the invoice date.

The Consolidated Statements of Income reflect recognition of transportation revenues (including fuel surcharge revenues) and related direct costs over time as the shipment is being delivered. We use distance shipped (for the TTS segment) and transit time (for the Logistics segment) to measure progress and the amount of revenues recognized over time, as the customer simultaneously receives and consumes the benefit. Determining a measure of progress requires us to make judgments that affect the timing of revenues recognized. We have determined that the methods described provide a faithful depiction of the transfer of services to the customer.

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

During 2019 and 2018, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

Other Revenues
Other revenues include revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. These revenues are generally recognized over time and accounted for 3% of our total revenues in 2019 and 2% of our total revenues in 2018. Revenues from our driver training schools require us to make judgments regarding price concessions in determining the amount of revenues to recognize.

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At December 31, 2019 and 2018, the accounts receivable, net, balance was $322.8 million and $337.9 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services, and are transferred to receivables when the rights become unconditional. At December 31, 2019 and 2018, the balance of contract assets was $5.9 million and $7.4 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the balance sheet. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At December 31, 2019 and 2018, the balance of contract liabilities was $1.3 million and $1.7 million, respectively. The amount of revenues recognized in 2019 that was included in the December 31, 2018 contract liability balance was $1.7 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.

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
(3) LEASES
We have entered into operating leases primarily for real estate. The leases have terms which range from 1 year to 11 years, and some include options to renew. Renewal terms are included in the lease term when it is reasonably certain that we will exercise the option to renew.
Operating leases are included in the other non-current assets, other current liabilities and other long-term liabilities on the consolidated condensed balance sheets. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate because the rate implicit in each lease in not readily determinable. We have certain contracts for real estate that may contain lease and non-lease components which we have elected to treat as a single lease component. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is reported in rent and purchase transportation on the consolidated statements of income.

The following table presents information about the amount, timing and uncertainty of cash flows arising from our operating leases as of December 31, 2019.

(In thousands)	December 31, 2019
Maturity of Lease Liabilities
2020	$3,920
2021	3,063
2022	2,148
2023	1,225
2024	1,179
Thereafter	1,093
Total undiscounted operating lease payments	$12,628
Less: Imputed interest	(892)
Present value of operating lease liabilities	$11,736

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$11,376

Current lease liabilities (recorded in other current liabilities)	$3,583
Long-term lease liabilities (recorded in other long-term liabilities)	8,153
Total operating lease liabilities	$11,736

Other Information
Weighted-average remaining lease term for operating leases	4.36 years
Weighted-average discount rate for operating leases	3.5%

Cash Flows
An initial right-of-use asset of $8.7 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Additional right-of-use assets of $6.1 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the year ended December 31, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $3.8 million during the year ended December 31, 2019, and is included in operating cash flows.

Operating Lease Expense
Operating lease expense was $8.5 million during the year ended December 31, 2019. This expense included $3.8 million for the year ended December 31, 2019 for long-term operating leases, with the remainder for variable and short-term lease expense.

Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease, and revenues for the year ended December 31, 2019 were $13.9 million. The following table presents information about the maturities of these operating leases as of December 31, 2019.

(In thousands)	December 31, 2019
2020	$9,306
2021	715
2022	62
2023	—
2024	—
Thereafter	—
Total	$10,083

(4) CREDIT FACILITIES
On May 14, 2019, we entered into new five-year, unsecured revolving credit facilities with Wells Fargo Bank, N.A. and BMO Harris Bank N.A., replacing the previous credit facilities with both lenders. We replaced our previous $100.0 million credit facility and $75.0 million term commitment with Wells Fargo Bank, N.A. with a $300.0 million credit facility which will expire on May 14, 2024. Also on May 14, 2019, we replaced our previous $75.0 million credit facility with BMO Harris Bank N.A. with a $200.0 million credit facility which will expire on May 14, 2024. We also have an unsecured line of credit of $75.0 million credit facility with U.S. Bank, N.A., which will expire on July 13, 2020. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). On July 2, 2019, we (i) terminated our previous $75.0 million interest rate swap agreement with Wells Fargo Bank, N.A., (ii) entered into a new $75.0 million interest rate swap agreement with Wells Fargo Bank, N.A., and (iii) entered into a $75.0 million interest rate swap agreement with BMO Harris Bank N.A.
As of December 31, 2019 and 2018, our outstanding debt totaled $300.0 million and $125.0 million, respectively. We had $150.0 million outstanding under the credit facilities at a weighted average variable interest rate of 2.33% as of December 31, 2019. We had (i) an additional $75.0 million outstanding under the Wells Fargo Bank, N.A. credit facility at a variable rate of 2.39% as of December 31, 2019, which is effectively fixed at 2.32% with an interest rate swap agreement through May 14, 2024 and (ii) an additional $75.0 million outstanding under the BMO Harris Bank N.A. credit facility at a variable rate of 2.40% as of December 31, 2019, which is effectively fixed at 2.36% with an interest rate swap agreement through May 14, 2024. Subsequent to the end of the year, in February 2020, we repaid $50.0 million of debt using cash provided by working capital activities to-date in 2020. The $575.0 million of borrowing capacity under our credit facilities at December 31, 2019, is further reduced by $32.7 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At December 31, 2019, we were in compliance with these covenants.
At December 31, 2019, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2020	$75,000
2021	—
2022	—
2023	—
2024	225,000
Total	$300,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.
(5) NOTES RECEIVABLE
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

	December 31,
	2019	2018
Independent contractor notes receivable	$15,011	$18,660
Other notes receivable	9,805	11,298
Notes receivable	24,816	29,958
Less current portion	5,695	7,563
Notes receivable – non-current	$19,121	$22,395

We also provide financing to some individuals who attended our driver training schools. The student notes receivable are included in other receivables and other non-current assets in the Consolidated Balance Sheets. At December 31, student notes receivable consisted of the following (in thousands):

	December 31,
	2019	2018
Student notes receivable	$61,078	$53,025
Allowance for doubtful student notes receivable	(21,317)	(19,361)
Total student notes receivable, net of allowance	39,761	33,664
Less current portion, net of allowance	11,152	8,393
Student notes receivable – non-current	$28,609	$25,271

(6) INCOME TAXES
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
The SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized the provisional tax impact related to the revaluation of deferred income tax assets and liabilities and included the amount in its consolidated financial statements for the year ended December 31, 2017.  During third quarter 2018, the Company filed its 2017 Federal Income Tax Return which resulted in an immaterial adjustment to the deferred tax liability and the tax expense. Accordingly, the Company’s accounting for the federal rate reduction under the Tax Act was completed in 2018.
Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$29,102	$7,428	$38,535
State	9,547	9,841	3,979
Foreign	(88)	770	102
	38,561	18,039	42,616
Deferred:
Federal	15,094	37,284	(104,573)
State	1,307	410	3,625
	16,401	37,694	(100,948)
Total income tax expense (benefit)	$54,962	$55,733	$(58,332)

The effective income tax rate differs from the federal corporate tax rate of 21% in 2019 and 2018 and 35% in 2017 as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Tax at statutory rate	$46,600	$47,015	$50,595
Change in federal income tax rate	—	—	(110,508)
State income taxes, net of federal tax benefits	8,575	8,098	4,943
Non-deductible meals and entertainment	1,117	1,044	1,495
Income tax credits	(1,600)	(1,800)	(1,780)
Equity compensation	(207)	(312)	(820)
Other, net	477	1,688	(2,257)
Total income tax expense (benefit)	$54,962	$55,733	$(58,332)

At December 31, deferred income tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Insurance and claims accruals	$48,537	$47,031
Compensation-related accruals	8,067	7,413
Allowance for uncollectible accounts	3,690	3,628
Other	1,863	1,896
Gross deferred income tax assets	62,157	59,968
Deferred income tax liabilities:
Property and equipment	305,575	287,061
Prepaid expenses	4,928	4,772
Other	1,323	1,585
Gross deferred income tax liabilities	311,826	293,418
Net deferred income tax liability	$249,669	$233,450

Deferred income tax assets are more likely than not to be realized as a result of future taxable income and reversal of deferred income tax liabilities.
We recognized a $31 thousand decrease in the net liability for unrecognized tax benefits for the year ended December 31, 2019, and a $240 thousand decrease for the year ended December 31, 2018. We accrued interest expense of $0.1 million during 2019 and 2018, excluding from both years the reversal of accrued interest related to the adjustment of uncertain tax positions. If recognized, $2.0 million of unrecognized tax benefits as of December 31, 2019 and 2018 would impact our effective tax rate. Interest of $0.4 million as of December 31, 2019 and 2018 has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months. The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2019 and 2018 are shown below (in thousands).

	December 31,
	2019	2018
Unrecognized tax benefits, beginning balance	$2,577	$2,883
Gross increases – tax positions in prior period	127	106
Gross decreases – tax positions in prior period	—	—
Gross increases – current-period tax positions	222	444
Settlements	(385)	(856)
Unrecognized tax benefits, ending balance	$2,541	$2,577

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2016 and forward are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.
(7) EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS
Equity Plan
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of December 31, 2019, there were 6,795,967 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of December 31, 2019, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $8.8 million and is expected to be recognized over a weighted average period of 1.8 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Years Ended December 31,
	2019	2018	2017
Stock options:
Pre-tax compensation expense	$—	$—	$6
Tax benefit	—	—	2
Stock option expense, net of tax	$—	$—	$4
Restricted awards:
Pre-tax compensation expense	$4,943	$4,143	$3,244
Tax benefit	1,258	1,056	1,265
Restricted stock expense, net of tax	$3,685	$3,087	$1,979
Performance awards:
Pre-tax compensation expense	$3,156	$3,152	$1,459
Tax benefit	803	804	569
Performance award expense, net of tax	$2,353	$2,348	$890

We do not have a formal policy for issuing shares upon an exercise of stock options or vesting of restricted and performance awards. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2020.

Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. Option awards exercised in 2019 became exercisable in installments from 24 to 72 months after the date of grant. The options were exercisable over a period not to exceed ten years and one day from the date of grant. No stock options are outstanding as of December 31, 2019. The following table summarizes stock option activity for the year ended December 31, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	9	$19.02
Granted	—	—
Exercised	(9)	19.02
Forfeited	—	—
Expired	—	—
Outstanding at end of period	—	—	0.00	$—
Exercisable at end of period	—	—	0.00	$—

We did not grant any stock options during the years ended December 31, 2019, 2018 and 2017. The fair value of stock option grants is estimated using a Black-Scholes valuation model. The total intrinsic value of stock options exercised was as follows (in thousands):

2019	$136
2018	484
2017	1,722

Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 60 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the year ended December 31, 2019:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	326	$31.93
Granted	175	33.11
Vested	(113)	30.84
Forfeited	(19)	31.94
Nonvested at end of period	369	32.83

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
The total fair value of previously granted restricted awards vested during the years ended December 31, 2019, 2018, and 2017 was $4.0 million, $3.1 million, and $4.4 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, over periods ranging from 12 to 60 months from the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the year ended December 31, 2019:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	207	$27.92
Granted	163	28.83
Vested	(35)	27.07
Forfeited	(8)	29.33
Nonvested at end of period	327	28.75

The 2019 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2019 to December 31, 2020. Shares earned based on cumulative diluted earnings per share may be capped based on absolute total shareholder return during the three-year period ended December 31, 2021. The 2019 performance awards will vest in one installment on the third anniversary from the grant date. The 2018 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2018 to December 31, 2019. Shares earned based on cumulative diluted earnings per share may be capped based on absolute total shareholder return during the three-year period ended December 31, 2020. The 2018 performance awards will vest in one installment on the third anniversary from the grant date. In January 2020, the Compensation Committee determined the 2017 fiscal year performance objectives were achieved at a level above the target level, and the additional shares earned above the target are included in the granted shares in the activity table above.
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
The vesting date fair value of the performance awards vested during the years ended December 31, 2019, 2018 and 2017 was $1.2 million, $1.3 million and $1.0 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations are recorded as treasury stock.
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

2019	$265
2018	239
2017	208

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

2019	$4,414
2018	2,615
2017	2,357

Nonqualified Deferred Compensation Plan
The Executive Nonqualified Excess Plan (the “Excess Plan”) is our nonqualified deferred compensation plan for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2019, there were 45 participants in the Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants’ accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation is included in other long-term liabilities in the Consolidated Balance Sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the Consolidated Balance Sheets.
The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2019	2018
Accumulated benefit obligation	$9,588	$7,202
Aggregate market value	8,284	6,588

(8) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $113.4 million at December 31, 2019.

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

The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $18.8 million as of December 31, 2019, and $15.2 million as of December 31, 2018. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of December 31, 2019 and December 31, 2018.

The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. As of December 31, 2019, we had accrued for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. The litigation of this matter will continue in the trial court.

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
(9) RELATED PARTY TRANSACTIONS
The Company leases land from a trust in which the Company’s principal stockholder is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which were $80,000 in 2019, $72,000 in 2018, and $72,000 in 2017 and are recorded as expenses in the Consolidated Statements of Income. The Company has made leasehold improvements to the land for facilities used for business meetings and customer promotion. The cost of these improvements was approximately $7.0 million , and the net book value (cost less accumulated depreciation) at December 31, 2019 was approximately $2.6 million.

(10) SEGMENT INFORMATION
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

The following table summarizes our segment information (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenues
Truckload Transportation Services	$1,909,776	$1,881,323	$1,635,244
Werner Logistics	489,729	518,078	417,639
Other	61,850	56,903	62,745
Corporate	2,589	2,759	1,938
Subtotal	2,463,944	2,459,063	2,117,566
Inter-segment eliminations	(243)	(1,149)	(829)
Total	$2,463,701	$2,457,914	$2,116,737

Operating Income
Truckload Transportation Services	$202,660	$202,581	$138,059
Werner Logistics	16,288	20,378	8,683
Other	5,535	(453)	35
Corporate	989	1,709	(2,957)
Total	$225,472	$224,215	$143,820

Information about the geographic areas in which we conduct business is summarized below (in thousands) as of and for the years ended December 31, 2019, 2018 and 2017. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	2019	2018	2017
Revenues
United States	$2,191,560	$2,145,098	$1,837,525
Foreign countries
Mexico	197,470	233,116	210,228
Other	74,671	79,700	68,984
Total foreign countries	272,141	312,816	279,212
Total	$2,463,701	$2,457,914	$2,116,737

Long-lived Assets
United States	$1,487,591	$1,452,532	$1,321,206
Foreign countries
Mexico	38,428	34,741	25,309
Other	257	289	348
Total foreign countries	38,685	35,030	25,657
Total	$1,526,276	$1,487,562	$1,346,863

We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. No customer generated more than 9% of our total revenues for 2019, 2018 and 2017.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019:
Operating revenues	$596,117	$627,533	$618,264	$621,787
Operating income	48,019	58,442	53,357	65,654
Net income	36,086	43,318	39,044	48,496
Basic earnings per share	0.51	0.62	0.56	0.70
Diluted earnings per share	0.51	0.62	0.56	0.70

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018:
Operating revenues	$562,684	$619,130	$629,735	$646,365
Operating income	35,115	50,783	63,386	74,931
Net income	27,807	38,264	47,514	54,563
Basic earnings per share	0.38	0.53	0.67	0.77
Diluted earnings per share	0.38	0.53	0.66	0.77

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No disclosure under this item was required within the two most recent fiscal years ended December 31, 2019, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
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
Opinion on Internal Control Over Financial Reporting
We have audited Werner Enterprises, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II listed in the Index in Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Omaha, Nebraska
February 27, 2020

Changes in Internal Control over Financial Reporting
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During fourth quarter 2019, no information was required to be disclosed in a report on Form 8-K, but not reported.

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
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2019, information about compensation plans under which our equity securities are authorized for issuance:

			Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	696,463(1)	$0.00(2)	6,795,967

(1)	Includes 695,648 shares to be issued upon vesting of outstanding restricted stock awards.

(2)	As of December 31, 2019, we do not have any outstanding stock options.
We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules.
(1)      Financial Statements: See Part II, Item 8 hereof.

(2)      Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

Page
Schedule II—Valuation and Qualifying Accounts	55

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)      Exhibits: The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit Number	Description	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

4.1	Description of Common Stock	Filed herewith

10.1	Werner Enterprises, Inc. Amended and Restated Equity Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

10.2	Non-Employee Director Compensation	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

10.3	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., restated	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.4	Named Executive Officer Compensation
Item 5.02 of the Company’s Current Report on Form 8-K dated February 7, 2018; Item 5.02 of the Company’s Current Report on Form 8-K dated February 11, 2019; Item 5.02 of the Company’s Current Report on Form 8-K dated February 13, 2020

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

101
The following audited financial information from Werner Enterprises’ Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, (iii) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, and (vi) the Notes to Consolidated Financial Statements as of December 31, 2019.

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2020.

WERNER ENTERPRISES, INC.

By:	/s/ Derek J. Leathers

Derek J. Leathers President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Clarence L. Werner	Executive Chairman and Director	February 27, 2020
Clarence L. Werner

/s/ Derek J. Leathers	President and Chief Executive Officer	February 27, 2020
Derek J. Leathers	(Principal Executive Officer)

/s/ Gregory L. Werner	Director	February 27, 2020
Gregory L. Werner

/s/ Kenneth M. Bird, Ed.D.	Director	February 27, 2020
Kenneth M. Bird, Ed.D.

/s/ Patrick J. Jung	Director	February 27, 2020
Patrick J. Jung

/s/ Dwaine J. Peetz, Jr., M.D.	Director	February 27, 2020
Dwaine J. Peetz, Jr., M.D.

/s/ Gerald H. Timmerman	Director	February 27, 2020
Gerald H. Timmerman

/s/ Diane K. Duren	Director	February 27, 2020
Diane K. Duren

/s/ Michael L. Gallagher	Director	February 27, 2020
Michael L. Gallagher

/s/ Jack A. Holmes	Director	February 27, 2020
Jack A. Holmes

/s/ John J. Steele	Executive Vice President, Treasurer	February 27, 2020
John J. Steele	and Chief Financial Officer (Principal Financial Officer)

/s/ James L. Johnson	Executive Vice President, Chief Accounting Officer	February 27, 2020
James L. Johnson	and Corporate Secretary (Principal Accounting Officer)

SCHEDULE II
WERNER ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2019:
Allowance for doubtful accounts	$8,613	$219	$911	$7,921
Year ended December 31, 2018:
Allowance for doubtful accounts	$8,250	$672	$309	$8,613
Year ended December 31, 2017:
Allowance for doubtful accounts	$9,183	$184	$1,117	$8,250

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2019:
Allowance for doubtful student notes	$19,361	$19,834	$17,878	$21,317
Year ended December 31, 2018:
Allowance for doubtful student notes	$21,026	$17,858	$19,523	$19,361
Year ended December 31, 2017:
Allowance for doubtful student notes	$15,682	$15,917	$10,573	$21,026

(1) Includes $14,067 and $14,277 for the years ended December 31, 2019 and 2018, respectively, recorded as a reduction of revenues after adopting the new revenue recognition standard effective January 1, 2019.
See report of independent registered public accounting firm.