Form 10-Q
period 2020-03-31
WERNER ENTERPRISES INC
filed 2020-05-07
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2020, 69,086,736 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I
FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and in Item 1A (Risk Factors) of Part II of this Form 10-Q. Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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
Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2019 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
	(Unaudited)
Operating revenues	$592,703	$596,117
Operating expenses:
Salaries, wages and benefits	205,997	202,799
Fuel	48,771	56,138
Supplies and maintenance	45,721	45,685
Taxes and licenses	22,850	22,901
Insurance and claims	36,064	22,709
Depreciation	68,837	60,759
Rent and purchased transportation	126,442	132,836
Communications and utilities	3,808	4,011
Other	3,147	260
Total operating expenses	561,637	548,098
Operating income	31,066	48,019
Other expense (income):
Interest expense	1,591	858
Interest income	(626)	(903)
Other	45	(116)
Total other expense (income)	1,010	(161)
Income before income taxes	30,056	48,180
Income taxes	6,998	12,094
Net income	$23,058	$36,086
Earnings per share:
Basic	$0.33	$0.51
Diluted	$0.33	$0.51
Weighted-average common shares outstanding:
Basic	69,253	70,274
Diluted	69,609	70,572
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2020	2019
	(Unaudited)
Net income	$23,058	$36,086
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,893)	618
Change in fair value of interest rate swaps, net of tax	(5,597)	(105)
Other comprehensive income (loss)	(15,490)	513
Comprehensive income	$7,568	$36,599
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,237	$26,418
Accounts receivable, trade, less allowance of $8,678 and $7,921, respectively	310,900	322,846
Other receivables	22,575	52,221
Inventories and supplies	8,151	9,243
Prepaid taxes, licenses and permits	12,757	16,757
Other current assets	33,023	38,849
Total current assets	459,643	466,334
Property and equipment	2,325,615	2,343,536
Less – accumulated depreciation	846,871	817,260
Property and equipment, net	1,478,744	1,526,276
Other non-current assets	150,511	151,254
Total assets	$2,088,898	$2,143,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,698	$94,634
Current portion of long-term debt	75,000	75,000
Insurance and claims accruals	72,987	69,810
Accrued payroll	37,650	38,347
Other current liabilities	31,336	31,049
Total current liabilities	304,671	308,840
Long-term debt, net of current portion	175,000	225,000
Other long-term liabilities	28,186	21,129
Insurance and claims accruals, net of current portion	234,191	228,218
Deferred income taxes	244,814	249,669
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 69,086,736 and 69,244,525 shares outstanding, respectively	805	805
Paid-in capital	110,695	112,649
Retained earnings	1,311,448	1,294,608
Accumulated other comprehensive loss	(30,218)	(14,728)
Treasury stock, at cost; 11,446,800 and 11,289,011 shares, respectively	(290,694)	(282,326)
Total stockholders’ equity	1,102,036	1,111,008
Total liabilities and stockholders’ equity	$2,088,898	$2,143,864
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$23,058	$36,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,837	60,759
Deferred income taxes	(2,912)	425
Gain on disposal of property and equipment	(2,469)	(5,929)
Non-cash equity compensation	2,406	2,051
Insurance and claims accruals, net of current portion	5,973	5,940
Other	88	(2,748)
Changes in certain working capital items:
Accounts receivable, net	11,946	24,403
Other current assets	12,195	6,216
Accounts payable	354	3,642
Other current liabilities	13,900	7,924
Net cash provided by operating activities	133,376	138,769
Cash flows from investing activities:
Additions to property and equipment	(57,231)	(120,357)
Proceeds from sales of property and equipment	38,391	36,993
Decrease in notes receivable	2,316	3,426
Net cash used in investing activities	(16,524)	(79,938)
Cash flows from financing activities:
Repayments of long-term debt	(50,000)	—
Dividends on common stock	(6,232)	(6,340)
Repurchases of common stock	(8,798)	(20,545)
Tax withholding related to net share settlements of restricted stock awards	(3,930)	(1,179)
Net cash used in financing activities	(68,960)	(28,064)
Effect of exchange rate fluctuations on cash	(2,073)	45
Net increase in cash, cash equivalents and restricted cash	45,819	30,812
Cash, cash equivalents and restricted cash, beginning of period	33,442	33,930
Cash, cash equivalents and restricted cash, end of period(1)	$79,261	$64,742
Supplemental disclosures of cash flow information:
Interest paid	$1,811	$864
Income taxes paid	611	556
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$1,099	$2,092
Change in fair value of interest rate swaps	(5,597)	(105)
Property and equipment acquired included in accounts payable	13,848	15,050
Property and equipment disposed included in other receivables	1,251	72
Dividends accrued but not yet paid at end of period	6,218	6,290

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$72,237	$64,742
Restricted cash included in other current assets	7,024	—
Total cash, cash equivalents and restricted cash	$79,261	$64,742
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(Unaudited)
BALANCE, December 31, 2019	$805	$112,649	$1,294,608	$(14,728)	$(282,326)	$1,111,008
Comprehensive income	—	—	23,058	(15,490)	—	7,568
Purchases of 282,992 shares of common stock	—	—	—	—	(8,798)	(8,798)
Dividends on common stock ($0.09 per share)	—	—	(6,218)	—	—	(6,218)
Equity compensation activity, 125,203 shares	—	(4,360)	—	—	430	(3,930)
Non-cash equity compensation expense	—	2,406	—	—	—	2,406
BALANCE, March 31, 2020	$805	$110,695	$1,311,448	$(30,218)	$(290,694)	$1,102,036

BALANCE, December 31, 2018	$805	$107,455	$1,413,746	$(16,073)	$(241,180)	$1,264,753
Comprehensive income	—	—	36,086	513	—	36,599
Purchases of 600,000 shares of common stock	—	—	—	—	(20,545)	(20,545)
Dividends on common stock ($0.09 per share)	—	—	(6,290)	—	—	(6,290)
Equity compensation activity, 46,129 shares	—	(1,578)	—	—	399	(1,179)
Non-cash equity compensation expense	—	2,051	—	—	—	2,051
BALANCE, March 31, 2019	$805	$107,928	$1,443,542	$(15,560)	$(261,326)	$1,275,389
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Accounting Policies

New Accounting Pronouncements Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements,” which requires measurement and recognition of expected versus incurred credit losses for financial assets. The Company adopted ASU 2016-13 as of January 1, 2020. Upon adoption, this update had no effect on our financial position, results of operations and cash flows.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. As part of its disclosure framework project, the FASB has eliminated, amended and added disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. The Company adopted ASU 2018-13 as of January 1, 2020. Upon adoption, this update had no effect on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force),” which updates the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract to align with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 as of January 1, 2020. Upon adoption, this update had no effect on our financial position, results of operations and cash flows.

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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)” which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The provisions of this update are effective for all entities as of March 12, 2020 through December 31, 2022 and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We are evaluating the impact of the optional expedients in this update and their applicability to modifications of our existing credit facilities and hedging relationships that reference LIBOR.

(2) Revenue

Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2020	2019
Truckload Transportation Services	$464,863	$462,891
Werner Logistics	112,164	117,370
Inter-segment eliminations	(11)	(205)
Transportation services	577,016	580,056
Other revenues	15,687	16,061
Total revenues	$592,703	$596,117

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

	Three Months Ended March 31,
	2020	2019
United States	$530,071	$526,592
Mexico	43,421	52,814
Other	19,211	16,711
Total revenues	$592,703	$596,117

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At March 31, 2020 and December 31, 2019, the accounts receivable, net, balance was $310.9 million and $322.8 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At March 31, 2020 and December 31, 2019, the balance of contract assets was $7.3 million and $5.9 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the balance sheet. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. The balance of contract liabilities was $1.3 million as of March 31, 2020 and December 31, 2019. The amount of revenues recognized in the three months ended March 31, 2020 that was included in the December 31, 2019 contract liability balance was $1.3 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.

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

During the three months ended March 31, 2020 and March 31, 2019, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

(3) Leases

We have entered into operating leases primarily for real estate. The leases have terms which range from 1 year to 11 years, and some include options to renew. Renewal terms are included in the lease term when it is reasonably certain that we will exercise the option to renew.

Operating leases are included in other non-current assets, other current liabilities and other long-term liabilities on the consolidated condensed balance sheets. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate because the rate implicit in each lease is not readily determinable. We have certain contracts for real estate that may contain lease and non-lease components which we have elected to treat as a single lease component. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is reported in rent and purchased transportation on the consolidated statements of income.

The following table presents information about the amount, timing and uncertainty of cash flows arising from our operating leases as of March 31, 2020.

(In thousands)	March 31, 2020
Maturity of Lease Liabilities
2020 (remaining)	$2,688
2021	3,233
2022	2,360
2023	1,444
2024	1,404
Thereafter	1,442
Total undiscounted operating lease payments	$12,571
Less: Imputed interest	(931)
Present value of operating lease liabilities	$11,640

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$11,278

Current lease liabilities (recorded in other current liabilities)	$3,225
Long-term lease liabilities (recorded in other long-term liabilities)	8,415
Total operating lease liabilities	$11,640

Other Information
Weighted-average remaining lease term for operating leases	4.38 years
Weighted-average discount rate for operating leases	3.5%

Cash Flows
An initial right-of-use asset of $8.7 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. During the three months ended March 31, 2020 and March 31, 2019, additional right-of-use assets of $0.9 million and $0.1 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $1.0 million and $0.9 million during the three months ended March 31, 2020 and March 31, 2019, respectively, and is included in operating cash flows.

Operating Lease Expense
Operating lease expense was $2.0 million and $2.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively. This expense included $1.0 million and $0.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.

Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease, and revenues were $3.3 million for the three months ended March 31, 2020 and March 31, 2019. The following table presents information about the maturities of these operating leases as of March 31, 2020.

(In thousands)	March 31, 2020
2020 (remaining)	$7,270
2021	2,326
2022	53
2023	—
2024	—
Thereafter	—
Total	$9,649

(4) Credit Facilities

As of March 31, 2020, we had unsecured committed credit facilities with three banks. We had with Wells Fargo Bank, N.A. a $300.0 million credit facility which will expire on May 14, 2024. We had a $200.0 million credit facility with BMO Harris Bank N.A. which will expire on May 14, 2024. We also had an unsecured line of credit of $75.0 million with U.S. Bank, N.A., which will expire on July 13, 2020. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of March 31, 2020 and December 31, 2019, our outstanding debt totaled $250.0 million and $300.0 million, respectively. We had $100.0 million outstanding under the credit facilities at a weighted average variable interest rate of 1.50% as of March 31, 2020. We had (i) an additional $75.0 million outstanding under the Wells Fargo Bank, N.A. credit facility at a variable rate of 1.68% as of March 31, 2020, which is effectively fixed at 2.32% with an interest rate swap agreement through May 14, 2024 and (ii) an additional $75.0 million outstanding under the BMO Harris Bank N.A. credit facility at a variable rate of 2.22% as of March 31, 2020, which is effectively fixed at 2.36% with an interest rate swap agreement through May 14, 2024. The $575.0 million of borrowing capacity under our credit facilities at March 31, 2020, is further reduced by $44.6 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At March 31, 2020, we were in compliance with these covenants.

At March 31, 2020, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2020	$75,000
2021	—
2022	—
2023	—
2024	175,000
Total	$250,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(5) Commitments and Contingencies
As of March 31, 2020, we have committed to property and equipment purchases of approximately $187.9 million.

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

The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $20.0 million as of March 31, 2020, and $18.8 million as of December 31, 2019. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of March 31, 2020 and December 31, 2019.

The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.

We are involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court has awarded $0.5 million to the plaintiffs for attorney fees and costs. As of March 31, 2020, we had accrued for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plantiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. The litigation of this matter will continue in the trial court.

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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2020	2019
Net income	$23,058	$36,086
Weighted average common shares outstanding	69,253	70,274
Dilutive effect of stock-based awards	356	298
Shares used in computing diluted earnings per share	69,609	70,572
Basic earnings per share	$0.33	$0.51
Diluted earnings per share	$0.33	$0.51

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

(7) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of March 31, 2020, there were 6,567,481 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of March 31, 2020, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $15.4 million and is expected to be recognized over a weighted average period of 2.0 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted awards:
Pre-tax compensation expense	$1,398	$1,163
Tax benefit	356	297
Restricted stock expense, net of tax	$1,042	$866
Performance awards:
Pre-tax compensation expense	$1,010	$896
Tax benefit	258	228
Performance award expense, net of tax	$752	$668

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

Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. No stock option awards were outstanding as of March 31, 2020, and no stock option awards were granted or exercised in the three-month periods ended March 31, 2020 and March 31, 2019.
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

The following table summarizes restricted award activity for the three months ended March 31, 2020:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	369	$32.83
Granted	133	38.00
Vested	(76)	33.39
Forfeited	(1)	31.64
Nonvested at end of period	425	34.35

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

The total fair value of previously granted restricted awards vested during the three-month periods ended March 31, 2020 and March 31, 2019 was $2.9 million and $1.6 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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
The following table summarizes performance award activity for the three months ended March 31, 2020:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	327	$28.75
Granted	100	37.65
Vested	(151)	23.61
Forfeited	—	—
Nonvested at end of period	276	34.64

The 2020 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2020 to December 31, 2021. Shares earned based on cumulative diluted earnings per share may be capped based on absolute total shareholder return during the three-year period ended December 31, 2022. The 2020 performance awards will vest in one installment on the third anniversary from the grant date. In January 2020, the Compensation Committee determined the 2017 fiscal year performance objectives were achieved at a level above the target level; the additional shares earned above the target level were included in 2019 shares granted.

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

The vesting date fair value of performance awards that vested during the three-month periods ended March 31, 2020 and March 31, 2019 was $5.8 million and $1.2 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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

The following table summarizes our segment information (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues
Truckload Transportation Services	$464,863	$462,891
Werner Logistics	112,164	117,370
Other	15,068	15,472
Corporate	619	589
Subtotal	592,714	596,322
Inter-segment eliminations	(11)	(205)
Total	$592,703	$596,117

Operating Income
Truckload Transportation Services	$29,089	$42,953
Werner Logistics	1,085	4,711
Other	2,900	1,179
Corporate	(2,008)	(824)
Total	$31,066	$48,019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:

•	Overview

•	COVID-19

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commercial Commitments

•	Regulations

•	Critical Accounting Estimates
The MD&A should be read in conjunction with our 2019 Form 10-K.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2020 to first quarter 2019, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, compliance with new or proposed regulations and a weakening used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

COVID-19:
The COVID-19 pandemic, declared March 11, 2020, has profoundly impacted the U.S. economy. During the pandemic, the transportation industry has been designated by the U.S. government as an essential industry for keeping the U.S. supply chain moving. We are working hard to stay healthy while safely delivering our customers’ freight on time. Our leadership team meets daily to address issues related to customers, freight, drivers, safety, staffing, human resources, and costs, and provides regular updates to all our associates. Throughout our offices and terminal network, we are closely following the safety guidelines set forth by the Centers for Disease Control and Prevention (CDC) and World Health Organization (WHO), including hygiene and distancing. We have already made significant investments in personal protective products to keep our associates safe, and over half of our office associates are working from home. We introduced Werner-specific associate relief plans to provide rapid and needed assistance to those Werner associates affected by the virus.

Over the past several years, we have repositioned Werner to increase our ability to execute through different macroeconomic environments. We believe our freight base, which is heavily weighted toward customers delivering essential products that are continually being restocked in today’s economy, will enable us to more effectively manage through the difficult economic environment created by the pandemic. Our results for first quarter 2020 reflect freight demand that was slightly below the same period a year ago, with above normal demand the last two to three weeks of March as consumers purchased essential products for their homes. 62% of first quarter 2020 revenues from our top 100 customers (85% of revenues in first quarter 2020) came from the discount retail, home improvement retail, food and beverage, and consumer packaged goods verticals.

Our second quarter and 2020 results will likely be further impacted by the disruptive effect of COVID-19, although the degree of disruption is difficult to predict. Freight demand in our One-Way Truckload unit in April 2020 was lower than April 2019, with some expected gradual freight softening, and Dedicated volumes have been mostly steady. We are, however, preparing for various scenarios that could result in an extremely challenging second quarter. We do not plan to grow our truck fleet until market conditions improve, and our fleet count may decline more in second quarter 2020 depending on the freight market and the pace and timing of recovery. We are addressing discretionary controllable costs wherever possible, including voluntary pay reductions for all members of the executive team and implementing hiring freezes for nearly all non-driver open positions. We performed a customer industry and financial risk assessment on our 100 largest customers shortly after the pandemic declaration. While our financial risk has clearly increased since the pandemic began, we believe we have a relatively lower level of financial risk with the predominance of financially stronger companies in our customer base as well as a lower overall industry risk due to our focus on industries delivering essential products.

At the end of first quarter 2020, we believe we are well positioned with a strong balance sheet and sufficient liquidity. Our debt is low at $250 million, or net debt ratio of 0.4 times EBITDA, and we paid off $50 million of debt in first quarter. We had available liquidity of $352 million, considering cash on hand and available credit facilities of $280.4 million, and also have sufficient cushion with our two debt covenants. For our $75 million credit facility that will expire on July 13, 2020, we currently intend to pay the outstanding balance in full, on or before the maturity date, using long-term financing under our other existing credit facilities. We currently do not intend to repurchase shares of stock until there is more clarity on the duration and effects of COVID-19. We do, however, currently plan to continue paying our quarterly dividend, which we have paid for 34 consecutive years. This capital outlay currently results in slightly more than $6 million per quarter. 2020 net capital expenditures currently are expected to be in the range of $260 million to $300 million. This includes an estimated $46 million decrease in new truck purchases offset by an estimated lower number of used truck sales at lower expected prices amounting to $42 million. We continue to expect free cash flow (net cash provided by operating activities less net cash used for capital expenditures) to exceed $100 million in 2020.

We don’t currently expect the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted in March 2020, to have a material impact on our consolidated financial statements. Under the CARES Act, we currently intend to defer payment of certain employer payroll taxes for the remainder of 2020, with 50% due December 31, 2021 and 50% due December 31, 2022. We also expect to utilize a provision allowing accelerated income tax depreciation for certain assets, which will not impact our effective tax rate. There have been a number of regulatory actions and waivers related to the COVID-19 pandemic, in an effort to keep the supply chain moving. We do not expect these collective changes to have a material impact on our consolidated financial statements.

Results of Operations:
The following table sets forth the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended (3ME) March 31,				Percentage Change in Dollar Amounts
	2020		2019		3ME
(Amounts in thousands)	$	%	$	%	%
Operating revenues	$592,703	100.0	$596,117	100.0	(0.6)

Operating expenses:
Salaries, wages and benefits	205,997	34.8	202,799	34.0	1.6
Fuel	48,771	8.2	56,138	9.4	(13.1)
Supplies and maintenance	45,721	7.7	45,685	7.7	0.1
Taxes and licenses	22,850	3.9	22,901	3.8	(0.2)
Insurance and claims	36,064	6.1	22,709	3.8	58.8
Depreciation	68,837	11.6	60,759	10.2	13.3
Rent and purchased transportation	126,442	21.3	132,836	22.3	(4.8)
Communications and utilities	3,808	0.7	4,011	0.7	(5.1)
Other	3,147	0.5	260	—	1,110.4
Total operating expenses	561,637	94.8	548,098	91.9	2.5

Operating income	31,066	5.2	48,019	8.1	(35.3)
Total other expense (income)	1,010	0.1	(161)	—	727.3
Income before income taxes	30,056	5.1	48,180	8.1	(37.6)
Income taxes	6,998	1.2	12,094	2.0	(42.1)
Net income	$23,058	3.9	$36,086	6.1	(36.1)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment, as well as certain statistical data regarding our TTS segment operations for the periods indicated.

	Three Months Ended March 31,
	2020		2019
Truckload Transportation Services segment (amounts in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$409,098		$397,691
Trucking fuel surcharge revenues	51,041		58,177
Non-trucking and other operating revenues	4,724		7,023
Operating revenues	464,863	100.0	462,891	100.0
Operating expenses	435,774	93.7	419,938	90.7
Operating income	$29,089	6.3	$42,953	9.3

	Three Months Ended March 31,
Truckload Transportation Services segment	2020	2019	% Change
Average tractors in service	7,862	7,887	(0.3)%
Average revenues per tractor per week (1)	$4,003	$3,879	3.2%
Total tractors (at quarter end)
Company	7,350	7,355	(0.1)%
Independent contractor	485	590	(17.8)%
Total tractors	7,835	7,945	(1.4)%
Total trailers (at quarter end)	21,910	23,235	(5.7)%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$177,849	$180,134	(1.3)%
Average tractors in service	3,271	3,357	(2.6)%
Total tractors (at quarter end)	3,150	3,385	(6.9)%
Average percentage of empty miles	11.83%	11.60%	2.0%
Average revenues per tractor per week (1)	$4,182	$4,127	1.3%
Average % change in revenues per total mile (1)	(3.7)%	6.5%
Average % change in total miles per tractor per week	5.1%	(3.5)%
Average completed trip length in miles (loaded)	863	854	1.1%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$231,249	$217,557	6.3%
Average tractors in service	4,591	4,530	1.3%
Total tractors (at quarter end)	4,685	4,560	2.7%
Average revenues per tractor per week (1)	$3,874	$3,694	4.9%

(1)	Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended March 31,
	2020		2019
Werner Logistics segment (amounts in thousands)	$	%	$	%
Operating revenues	$112,164	100.0	$117,370	100.0
Rent and purchased transportation expense	95,932	85.5	97,020	82.7
Gross margin	16,232	14.5	20,350	17.3
Other operating expenses	15,147	13.5	15,639	13.3
Operating income	$1,085	1.0	$4,711	4.0

	Three Months Ended March 31,
Werner Logistics segment	2020	2019	% Change
Average tractors in service	32	38	(15.8)%
Total tractors (at quarter end)	30	40	(25.0)%
Total trailers (at quarter end)	1,625	1,745	(6.9)%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating Revenues
Operating revenues decreased 0.6% for the three months ended March 31, 2020, compared to the same period of the prior year. When comparing first quarter 2020 to first quarter 2019, TTS segment revenues increased $2.0 million, or 0.4%, and Werner Logistics revenues decreased $5.2 million, or 4.4%.

During first quarter 2020, freight demand in our One-Way Truckload fleet in January and February was seasonally normal and slightly below the same period a year ago. Following the pandemic declaration on March 11, we experienced strengthening demand for the last two to three weeks of March. This led to demand for the full month of March 2020 being comparable to March 2019. In our Dedicated fleet, freight demand remained steady in first quarter 2020 with above normal demand in March for store replenishment, primarily due to customer inventory restocking following consumers buying essential products for their households after the pandemic declaration.

April 2020 freight demand was lower than April 2019, with some expected gradual weakening as a result of many parts of the U.S. economy being shut down or significantly curtailed. Our freight base is designed to more effectively manage through what we anticipate will be an extremely difficult economic environment in second quarter 2020, as a significant portion of our revenues come from delivering essential goods and products. 62% of revenues from our top 100 customers (85% of revenues in first quarter 2020) came from the discount retail, home improvement retail, food and beverage or consumer packaged goods industry groups.

Trucking revenues, net of fuel surcharge, increased 2.9% in first quarter 2020 compared to first quarter 2019 due to a 3.2% increase in average revenues per tractor per week, net of fuel surcharge, which was due primarily to an increase in average miles per tractor and to a lesser extent an increase in average revenues per total mile, partially offset by a 0.3% decrease in the average number of tractors in service. The increase in average revenues per total mile was due primarily to relative strength in Dedicated pricing, mostly offset by a 3.7% decrease in One-Way Truckload pricing. We currently expect average revenues per total mile for the One-Way Truckload fleet for the first half of 2020 to decrease in a range of 5% to 7% when compared to the first half of 2019, resulting from what we believe will be a very difficult freight market in May and June 2020.

The average number of tractors in service in the TTS segment decreased 0.3% to 7,862 in first quarter 2020 from 7,887 in first quarter 2019. We ended first quarter 2020 with 7,835 trucks in the TTS segment, a year-over-year decrease of 110 trucks compared to the end of first quarter 2019, and a sequential decrease of 165 trucks compared to the end of fourth quarter 2019. We currently expect our truck count at the end of 2020 to be in a range of 5% lower to flat when compared to the fleet size at year-end 2019. Our fleet count may decline more in second quarter depending on the freight market and the pace and timing of recovery. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues decreased 12.3% to $51.0 million in first quarter 2020 from $58.2 million in first quarter 2019 due to lower average fuel prices in the 2020 quarter. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $11 thousand in first quarter 2020 and $205 thousand in first quarter 2019 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In first quarter 2020, Werner Logistics revenues decreased $5.2 million, or 4.4%, primarily due to lower Truckload Logistics revenues as a result of fewer transactional freight opportunities from a slowing freight economy and the competitive logistics market. However, due to an 8% increase in contractual shipments, our Truckload Logistics total load count increased 1% while revenue per load declined 10%. Intermodal revenues decreased 6%. The Werner Logistics gross margin percentage in first quarter 2020 of 14.5% decreased from 17.3% in first quarter 2019 due primarily to a softer freight market, and contractual brokerage had a higher cost of capacity in March 2020 due to higher store replenishment activity. The Werner Logistics operating income percentage in first quarter 2020 of 1.0% decreased from 4.0% in first quarter 2019 as the percentage decline in gross profit exceeded the percentage decline in other operating expenses. Other operating expenses in first quarter 2020 included $0.5 million of bad debt expense primarily due to customer bankruptcies.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.8% for the three months ended March 31, 2020, compared to 91.9% for the three months ended March 31, 2019. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 20 through 22 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.

Salaries, wages and benefits increased $3.2 million or 1.6% in first quarter 2020 compared to first quarter 2019 and increased 0.8% as a percentage of operating revenues to 34.8%. The higher dollar amount of salaries, wages and benefits expense in the 2020 first quarter was due primarily to higher driver pay rates and approximately 6.4 million more company truck miles, both of which also resulted in higher payroll taxes and other payroll-related fringe benefits. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment decreased 9.3%.

We renewed our workers’ compensation insurance coverage on April 1, 2020 and took on additional risk exposure by increasing our self-insurance retention from $1.0 million to $2.0 million per claim as of April 1, 2020. As a result of the higher self-insured retention, our workers’ compensation insurance premiums for the policy year beginning April 2020 are $0.8 million lower than the premiums for the previous policy year.

The driver recruiting market is extremely competitive. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations including the regulation changes for electronic logging devices. We continue to take significant actions to strengthen our driver recruiting and retention to make Werner a preferred choice for the best drivers, including raising driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. These efforts continue to have positive results on our driver retention. We are unable to predict whether we will experience future driver shortages or continue to maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel decreased $7.4 million or 13.1% in first quarter 2020 compared to first quarter 2019 and decreased 1.2% as a percentage of operating revenues due to lower average diesel fuel prices, despite approximately 6.4 million more company truck miles in first quarter 2020. Average diesel fuel prices were 34 cents per gallon lower in first quarter 2020 than in first quarter 2019 and were 41 cents per gallon lower than in fourth quarter 2019.

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

For April 2020, the average diesel fuel price per gallon was approximately $1.22 lower than the average diesel fuel price per gallon in April 2019 and approximately $1.14 lower than in second quarter 2019.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2020, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance remained flat in first quarter 2020 compared to first quarter 2019. The increased expense resulting from higher company truck miles in 2020 was offset by lower driver recruiting and other driver-related costs, as well as lower non-driver travel expenses.

Insurance and claims increased $13.4 million or 58.8% in first quarter 2020 compared to first quarter 2019 and increased 2.3% as a percentage of operating revenues due primarily to higher expense for new large dollar claims. In January 2020, one of our trucks was involved in a serious accident. We self-insure for the first $10.0 million of liability coverage for this policy period and have appropriate excess liability insurance coverage with insurance carriers above this amount. As a result, we accrued $10.0 million of insurance and claims expense in first quarter 2020 for this accident. We also incurred insurance claims expense of $1.2 million in both first quarter 2020 and first quarter 2019 for accrued interest related to a previously-disclosed adverse jury verdict rendered May 17, 2018, which we are appealing (see Note 5 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part 1 of this report). Interest is accrued at $0.4 million per month, until such time as the outcome of our appeal is finalized. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

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

Depreciation expense increased $8.1 million or 13.3% in first quarter 2020 compared to first quarter 2019 and increased 1.4% as a percentage of operating revenues. During first quarter 2020, we changed the estimated life of certain trucks currently expected to be sold in 2020 to more rapidly depreciate these truck to their estimated residual values due to the weak used truck market. The effect of this change in accounting estimate increased first quarter depreciation expense by $5.0 million. These trucks will continue to depreciate at the same higher rate per truck until the trucks are sold. Information technology and communications infrastructure upgrades also added to the higher depreciation expense in first quarter 2020.

The average age of our truck fleet remains low by industry standards and was 2.0 years as of March 31, 2020, and the average age of our trailers was 4.1 years. We are continuing to invest in new trucks and trailers and our terminals in 2020 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2020, we expect the average age of our truck and trailer fleet to increase slightly from current levels depending on freight recovery from the COVID-19 pandemic and the timing of when equipment manufacturers re-open their truck and trailer manufacturing plants.

Rent and purchased transportation expense decreased $6.4 million or 4.8% in first quarter 2020 compared to first quarter 2019 and decreased 1.0% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense decreased $1.1 million as a result of lower logistics revenues, but as a percentage of Werner Logistics revenues increased to 85.5% in first quarter 2020 from 82.7% in first quarter 2019, due primarily to a softer and more competitive Truckload Logistics freight market.

Rent and purchased transportation expense for the TTS segment decreased $5.6 million in first quarter 2020 compared to first quarter 2019. Independent contractor miles decreased approximately 1.9 million miles in first quarter 2020 and as a percentage of total miles were 8.9% in first quarter 2020 compared to 10.0% in first quarter 2019. The per-mile settlement rate for independent contractors also decreased in first quarter 2020 compared to first quarter 2019, due in part to lower diesel fuel prices. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment purchases. Historically we have been able to add company tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers occurs, further increases in per-mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. These rate increases could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.

Other operating expenses increased $2.9 million in first quarter 2020 compared to first quarter 2019 and increased 0.5% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $2.5 million in first quarter 2020 compared to $5.9 million in first quarter 2019. We realized significantly lower average gains per truck and trailer in first quarter 2020 compared to first quarter 2019 and sold 44% fewer trucks and 3% fewer trailers. Pricing in the market for our used trucks and trailers continued to weaken in first quarter 2020 due to declining demand.

Other Expense (Income)
Other expense (income) increased $1.2 million in first quarter 2020 compared to first quarter 2019. Interest expense increased $0.7 million in first quarter 2020 compared to first quarter 2019 due to higher average outstanding debt in the 2020 quarter.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 23.3% in first quarter 2020 compared to 25.1% in first quarter 2019. The lower income tax rate in first quarter 2020 was attributed primarily a favorable discrete income tax item in first quarter 2020.

Liquidity and Capital Resources:
During the three months ended March 31, 2020, we generated cash flow from operations of $133.4 million, a 3.9% or $5.4 million decrease in cash flows compared to the same three-month period a year ago. The decrease in net cash provided by operating activities resulted primarily from lower net income and decreased cash flows from working capital, partially offset by higher non-cash depreciation. We were able to make net capital expenditures, repay debt, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances.

Net cash used in investing activities decreased to $16.5 million for the three-month period ended March 31, 2020 from $79.9 million for the three-month period ended March 31, 2019. Net property additions (primarily revenue equipment) were $18.8 million for the three-month period ended March 31, 2020, compared to $83.4 million during the same period of 2019, due primarily to delays in receiving new trucks and trailers from our manufacturers. As of March 31, 2020, we were committed to property and equipment purchases of approximately $187.9 million. We currently estimate net capital expenditures (primarily revenue equipment) in 2020 to be in the range of $260 million to $300 million, compared to net capital expenditures in 2019 of $283.9 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary.

Net financing activities used $69.0 million during the three months ended March 31, 2020, and used $28.1 million during the same period in 2019. We repaid $50.0 million of long-term debt during the three months ended March 31, 2020, bringing our outstanding debt at March 31, 2020 to $250.0 million. We paid dividends of $6.2 million in the three-month period ended March 31, 2020 and $6.3 million in the three-month period ended March 31, 2019. Beginning with the dividend paid in July 2018, we increased our quarterly dividend rate by $0.02 per share, or 29%, to the current rate of $0.09 per share. Financing activities for the three months ended March 31, 2020, also included common stock repurchases of 282,992 shares at a cost of $8.8 million. The Company is temporarily suspending the repurchase of shares of stock under its stock repurchase plan until there is more clarity on the duration and effects of COVID-19. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. As of March 31, 2020, the Company had purchased 982,992 shares pursuant to our current Board of Directors repurchase authorization and had 4,017,008 shares remaining available for repurchase.

Management believes our financial position at March 31, 2020 is strong. As of March 31, 2020, we had $72.2 million of cash and cash equivalents and over $1.1 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of March 31, 2020, we had a total of $575.0 million of borrowing capacity under three credit facilities (see Note 4 in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Form 10-Q), of which we had borrowed $250.0 million. For our $75.0 million credit facility that will expire on July 13, 2020, we currently intend to pay the outstanding balance in full, on or before the maturity date, using long-term financing under our other existing credit facilities. The remaining $325.0 million of credit available under these facilities at March 31, 2020 is reduced by the $44.6 million in stand-by letters of credit under which we are obligated, leaving $280.4 million available for future borrowing. These stand-by letters of credit are primarily required as security for insurance policies. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our three credit facilities will provide sufficient funds for our operating and capital needs for the foreseeable future.

Contractual Obligations and Commercial Commitments:
Item 7 of Part II of our 2019 Form 10-K includes our disclosure of contractual obligations and commercial commitments as of December 31, 2019. There were no material changes in the nature of these items during the three months ended March 31, 2020.

Regulations:
Item 1 of Part I of our 2019 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. There have been no material changes in the status of these proposed regulations previously disclosed in the 2019 Form 10-K.

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

Information regarding our Critical Accounting Estimates can be found in our 2019 Form 10-K. Estimates of accrued liabilities for insurance and claims for bodily injury, property damage and workers’ compensation is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements.

There have been no material changes to this critical accounting estimate from that discussed in our 2019 Form 10-K.

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

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, and China. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $9.9 million for first quarter 2020 and gains were $0.6 million for first quarter 2019. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $150 million of debt outstanding at March 31, 2020, for which the interest rate is effectively fixed at 2.34% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. We had $100 million of variable rate debt outstanding at March 31, 2020. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by approximately $1.0 million.
Due to uncertainty surrounding the suitability and sustainability of LIBOR, central banks and global regulators have called for financial market participants to prepare for the discontinuation of LIBOR by the end of 2021. LIBOR is a widely-referenced benchmark rate, and our unsecured credit facilities are referenced to LIBOR. We are communicating with our banks regarding the eventual transition to a new benchmark rate.

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

Item 1A. Risk Factors

Except as noted below, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2019 Form 10-K.

The COVID-19 pandemic has adversely impacted our business, as well as the operations of our customers and suppliers.
The COVID-19 pandemic has resulted in a slowdown of economic activity and a disruption in supply chains. Our business is sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. Such conditions may also impact the financial condition of our customers, resulting in a greater risk of bad debt losses, and that of our suppliers, which may affect the availability or pricing of needed goods and services. We currently expect our second quarter and full year 2020 results to be further impacted by the disruptive effects of COVID-19, including but not limited to adverse effects on freight volumes and pricing. The degree of disruption is difficult to predict because of many factors, including the uncertainty surrounding the magnitude and duration of the pandemic, governmental actions that have been and may continue to be imposed, as well as the rate of economic recovery after the pandemic subsides. The unpredictable nature and uncertainty of the current COVID-19 pandemic could also magnify other risk factors that we disclosed in our 2019 Form 10-K and makes it impractical to identify all potential risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 14, 2019, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of March 31, 2020, the Company had purchased 982,992 shares pursuant to this authorization and had 4,017,008 shares remaining available for repurchase. The Company has temporarily suspended the repurchase of stock under this program until there is more clarity on the duration and effects of COVID-19. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

The following table summarizes our stock repurchases during first quarter 2020. The Company did not purchase any shares during first quarter 2020 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	—	$—	—	4,300,000
February 1-29, 2020	—	$—	—	4,300,000
March 1-31, 2020	282,992	$31.09	282,992	4,017,008
Total	282,992	$31.09	282,992	4,017,008

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

10.1	Non-Employee Director Compensation	Filed herewith

10.2	Named Executive Officer Compensation	Item 5.02 of the Company’s Current Report on Form 8-K dated February 13, 2020. Item 5.02 of the Company’s Current Report on Form 8-K dated April 15, 2020

11	Statement Re: Computation of Per Share Earnings	See Note 6 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101
The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2020 and March 31, 2019, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019, (iii) Consolidated Condensed Balance Sheets as of March 31, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019, (v) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and March 31, 2019, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of March 31, 2020.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 7, 2020	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 7, 2020	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary