Form 10-Q
period 2020-09-30
WERNER ENTERPRISES INC
filed 2020-11-05
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, 69,097,926 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I
FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), in Item 1A (Risk Factors) of Part II of our subsequently filed quarterly reports on Form 10-Q, and in Item 1A (Risk Factors) of Part II of this Form 10-Q. Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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
Operating results for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2019 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
	(Unaudited)
Operating revenues	$590,214	$618,264	$1,751,876	$1,841,914
Operating expenses:
Salaries, wages and benefits	197,151	209,586	598,129	618,386
Fuel	37,933	59,518	117,381	176,720
Supplies and maintenance	44,015	46,907	133,079	136,963
Taxes and licenses	24,032	24,244	70,835	70,788
Insurance and claims	23,307	21,930	85,160	65,631
Depreciation	62,980	62,620	199,487	184,816
Rent and purchased transportation	131,843	134,797	378,989	413,809
Communications and utilities	3,797	3,892	11,141	11,806
Other	3,053	1,413	11,688	3,177
Total operating expenses	528,111	564,907	1,605,889	1,682,096
Operating income	62,103	53,357	145,987	159,818
Other expense (income):
Interest expense	887	2,408	3,639	4,695
Interest income	(323)	(756)	(1,326)	(2,648)
Other	55	47	123	(11)
Total other expense (income)	619	1,699	2,436	2,036
Income before income taxes	61,484	51,658	143,551	157,782
Income taxes	15,152	12,614	35,029	39,334
Net income	$46,332	$39,044	$108,522	$118,448
Earnings per share:
Basic	$0.67	$0.56	$1.57	$1.70
Diluted	$0.67	$0.56	$1.56	$1.69
Weighted-average common shares outstanding:
Basic	69,097	69,198	69,148	69,684
Diluted	69,449	69,600	69,500	70,053
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
	(Unaudited)
Net income	$46,332	$39,044	$108,522	$118,448
Other comprehensive income (loss):
Foreign currency translation adjustments	782	(1,065)	(8,182)	79
Change in fair value of interest rate swaps, net of tax	401	(1,440)	(5,819)	(1,651)
Other comprehensive income (loss)	1,183	(2,505)	(14,001)	(1,572)
Comprehensive income	$47,515	$36,539	$94,521	$116,876
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,476	$26,418
Accounts receivable, trade, less allowance of $8,854 and $7,921, respectively	337,897	322,846
Other receivables	28,937	52,221
Inventories and supplies	9,354	9,243
Prepaid taxes, licenses and permits	7,328	16,757
Other current assets	40,129	38,849
Total current assets	464,121	466,334
Property and equipment	2,384,537	2,343,536
Less – accumulated depreciation	857,106	817,260
Property and equipment, net	1,527,431	1,526,276
Other non-current assets	148,584	151,254
Total assets	$2,140,136	$2,143,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,041	$94,634
Current portion of long-term debt	—	75,000
Insurance and claims accruals	81,024	69,810
Accrued payroll	42,885	38,347
Other current liabilities	28,258	31,049
Total current liabilities	256,208	308,840
Long-term debt, net of current portion	175,000	225,000
Other long-term liabilities	48,362	21,129
Insurance and claims accruals, net of current portion	234,797	228,218
Deferred income taxes	245,632	249,669
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 69,097,926 and 69,244,525 shares outstanding, respectively	805	805
Paid-in capital	114,074	112,649
Retained earnings	1,384,474	1,294,608
Accumulated other comprehensive loss	(28,729)	(14,728)
Treasury stock, at cost; 11,435,610 and 11,289,011 shares, respectively	(290,487)	(282,326)
Total stockholders’ equity	1,180,137	1,111,008
Total liabilities and stockholders’ equity	$2,140,136	$2,143,864
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$108,522	$118,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	199,487	184,816
Deferred income taxes	(2,358)	8,413
Gain on disposal of property and equipment	(7,293)	(14,530)
Non-cash equity compensation	6,003	6,346
Insurance and claims accruals, net of current portion	6,579	15,840
Other	21,771	(4,527)
Changes in certain working capital items:
Accounts receivable, net	(15,051)	14,552
Other current assets	(1,335)	5,667
Accounts payable	6,477	(532)
Other current liabilities	23,594	(2,308)
Net cash provided by operating activities	346,396	332,185
Cash flows from investing activities:
Additions to property and equipment	(294,448)	(375,202)
Proceeds from sales of property and equipment	107,185	103,543
Decrease in notes receivable	6,277	9,247
Net cash used in investing activities	(180,986)	(262,412)
Cash flows from financing activities:
Repayments of short-term debt	(75,000)	—
Repayments of long-term debt	(50,000)	(50,000)
Proceeds from issuance of long-term debt	—	275,000
Change in net checks issued in excess of cash balances	—	8,902
Dividends on common stock	(18,669)	(279,962)
Repurchases of common stock	(8,798)	(42,301)
Tax withholding related to net share settlements of restricted stock awards	(3,941)	(1,191)
Stock options exercised	—	171
Net cash used in financing activities	(156,408)	(89,381)
Effect of exchange rate fluctuations on cash	(1,968)	32
Net increase (decrease) in cash, cash equivalents and restricted cash	7,034	(19,576)
Cash, cash equivalents and restricted cash, beginning of period	33,442	33,930
Cash, cash equivalents and restricted cash, end of period	$40,476	$14,354
Supplemental disclosures of cash flow information:
Interest paid	$3,882	$4,361
Income taxes paid	36,880	41,038
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$2,283	$5,542
Change in fair value of interest rate swaps	(5,819)	(1,651)
Property and equipment acquired included in accounts payable	24,068	8,847
Property and equipment disposed included in other receivables	5,183	1,486
Dividends accrued but not yet paid at end of period	6,219	6,229

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(Unaudited)
BALANCE, December 31, 2019	$805	$112,649	$1,294,608	$(14,728)	$(282,326)	$1,111,008
Comprehensive income	—	—	23,058	(15,490)	—	7,568
Purchases of 282,992 shares of common stock	—	—	—	—	(8,798)	(8,798)
Dividends on common stock ($0.09 per share)	—	—	(6,218)	—	—	(6,218)
Equity compensation activity, 125,203 shares	—	(4,360)	—	—	430	(3,930)
Non-cash equity compensation expense	—	2,406	—	—	—	2,406
BALANCE, March 31, 2020	805	110,695	1,311,448	(30,218)	(290,694)	1,102,036
Comprehensive income	—	—	39,132	306	—	39,438
Dividends on common stock ($0.09 per share)	—	—	(6,219)	—	—	(6,219)
Equity compensation activity, 10,297 shares	—	(199)	—	—	194	(5)
Non-cash equity compensation expense	—	1,138	—	—	—	1,138
BALANCE, June 30, 2020	805	111,634	1,344,361	(29,912)	(290,500)	1,136,388
Comprehensive income	—	—	46,332	1,183	—	47,515
Dividends on common stock ($0.09 per share)	—	—	(6,219)	—	—	(6,219)
Equity compensation activity, 893 shares	—	(19)	—	—	13	(6)
Non-cash equity compensation expense	—	2,459	—	—	—	2,459
BALANCE, September 30, 2020	$805	$114,074	$1,384,474	$(28,729)	$(290,487)	$1,180,137
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(Unaudited)
BALANCE, December 31, 2018	$805	$107,455	$1,413,746	$(16,073)	$(241,180)	$1,264,753
Comprehensive income	—	—	36,086	513	—	36,599
Purchases of 600,000 shares of common stock	—	—	—	—	(20,545)	(20,545)
Dividends on common stock ($0.09 per share)	—	—	(6,290)	—	—	(6,290)
Equity compensation activity, 46,129 shares	—	(1,578)	—	—	399	(1,179)
Non-cash equity compensation expense	—	2,051	—	—	—	2,051
BALANCE, March 31, 2019	805	107,928	1,443,542	(15,560)	(261,326)	1,275,389
Comprehensive income	—	—	43,318	420	—	43,738
Purchases of 700,000 shares of common stock	—	—	—	—	(21,756)	(21,756)
Dividends on common stock ($3.84 per share)	—	—	(267,331)	—	—	(267,331)
Equity compensation activity, 6,901 shares	—	(140)	—	—	130	(10)
Non-cash equity compensation expense	—	2,314	—	—	—	2,314
BALANCE, June 30, 2019	805	110,102	1,219,529	(15,140)	(282,952)	1,032,344
Comprehensive income	—	—	39,044	(2,505)	—	36,539
Dividends on common stock ($0.09 per share)	—	—	(6,229)	—	—	(6,229)
Equity compensation activity, 9,712 shares	—	(19)	—	—	188	169
Non-cash equity compensation expense	—	1,981	—	—	—	1,981
BALANCE, September 30, 2019	$805	$112,064	$1,252,344	$(17,645)	$(282,764)	$1,064,804
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

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Truckload Transportation Services	$458,256	$480,351	$1,368,172	$1,423,201
Werner Logistics	117,351	121,331	339,678	369,584
Inter-segment eliminations	(30)	(1)	(55)	(240)
Transportation services	575,577	601,681	1,707,795	1,792,545
Other revenues	14,637	16,583	44,081	49,369
Total revenues	$590,214	$618,264	$1,751,876	$1,841,914

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$534,978	$551,008	$1,581,474	$1,631,861
Mexico	36,708	49,031	111,174	153,803
Other	18,528	18,225	59,228	56,250
Total revenues	$590,214	$618,264	$1,751,876	$1,841,914

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At September 30, 2020 and December 31, 2019, the accounts receivable, net, balance was $337.9 million and $322.8 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At September 30, 2020 and December 31, 2019, the balance of contract assets was $7.8 million and $5.9 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the balance sheet. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. The balance of contract liabilities was $1.0 million as of September 30, 2020 and $1.3 million as of December 31, 2019. The amount of revenues recognized in the nine months ended September 30, 2020 that was included in the December 31, 2019 contract liability balance was $1.3 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.

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

During the nine months ended September 30, 2020 and September 30, 2019, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from our operating leases as of September 30, 2020.

(In thousands)	September 30, 2020
Maturity of Lease Liabilities
2020 (remaining)	$904
2021	3,546
2022	2,622
2023	1,635
2024	1,404
Thereafter	1,442
Total undiscounted operating lease payments	$11,553
Less: Imputed interest	(766)
Present value of operating lease liabilities	$10,787

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$10,417

Current lease liabilities (recorded in other current liabilities)	3,327
Long-term lease liabilities (recorded in other long-term liabilities)	7,460
Total operating lease liabilities	$10,787

Other Information
Weighted-average remaining lease term for operating leases	4.00 years
Weighted-average discount rate for operating leases	3.38%

Cash Flows
An initial right-of-use asset of $8.7 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on January 1, 2019. During the nine months ended September 30, 2020 and September 30, 2019, additional right-of-use assets of $2.4 million and $3.6 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $3.0 million and $2.7 million during the nine months ended September 30, 2020 and September 30, 2019, respectively, and is included in operating cash flows.

Operating Lease Expense
Operating lease expense was $2.7 million and $6.8 million for the three and nine months ended September 30, 2020, respectively, and $2.0 million and $6.2 million for the three and nine months ended September 30, 2019, respectively. This expense included $0.9 million and $2.8 million for the three and nine months ended September 30, 2020, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2019, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.

Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $3.0 million and $9.4 million for the three and nine months ended September 30, 2020, respectively, and $3.6 million and $10.4 million for the three and nine months ended September 30, 2019, respectively. The following table presents information about the maturities of these operating leases as of September 30, 2020.

(In thousands)	September 30, 2020
2020 (remaining)	$2,746
2021	6,809
2022	56
2023	—
2024	—
Thereafter	—
Total	$9,611

(4) Credit Facilities

As of September 30, 2020, we had unsecured committed credit facilities with two banks. We had with Wells Fargo Bank, N.A. a $300.0 million credit facility which will expire on May 14, 2024. We also had a $200.0 million credit facility with BMO Harris Bank N.A., which will expire on May 14, 2024. Our unsecured line of credit with U.S. Bank, N.A. expired on July 13, 2020. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of September 30, 2020 and December 31, 2019, our outstanding debt totaled $175.0 million and $300.0 million, respectively. We had $25.0 million outstanding under the credit facilities at a variable interest rate of 0.83% as of September 30, 2020. We had (i) an additional $75.0 million outstanding under the Wells Fargo Bank, N.A. credit facility at a variable rate of 0.83% as of September 30, 2020, which is effectively fixed at 2.32% with an interest rate swap agreement through May 14, 2024 and (ii) an additional $75.0 million outstanding under the BMO Harris Bank N.A. credit facility at a variable rate of 0.86% as of September 30, 2020, which is effectively fixed at 2.36% with an interest rate swap agreement through May 14, 2024. The $500.0 million of borrowing capacity under our credit facilities at September 30, 2020, is further reduced by $44.6 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At September 30, 2020, we were in compliance with these covenants.

At September 30, 2020, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2020	$—
2021	—
2022	—
2023	—
2024	175,000
Total	$175,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(5) Commitments and Contingencies

As of September 30, 2020, we have committed to property and equipment purchases of approximately $133.6 million.

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

The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $22.4 million as of September 30, 2020, and $18.8 million as of December 31, 2019. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of September 30, 2020 and December 31, 2019.

The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.

We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. As of September 30, 2020, we had accrued for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal.

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

The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$46,332	$39,044	$108,522	$118,448
Weighted average common shares outstanding	69,097	69,198	69,148	69,684
Dilutive effect of stock-based awards	352	402	352	369
Shares used in computing diluted earnings per share	69,449	69,600	69,500	70,053
Basic earnings per share	$0.67	$0.56	$1.57	$1.70
Diluted earnings per share	$0.67	$0.56	$1.56	$1.69

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

(7) Equity Compensation

The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of September 30, 2020, there were 6,686,021 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of September 30, 2020, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $11.0 million and is expected to be recognized over a weighted average period of 1.8 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted awards:
Pre-tax compensation expense	$1,375	$1,310	$3,863	$3,786
Tax benefit	351	335	985	966
Restricted stock expense, net of tax	$1,024	$975	$2,878	$2,820
Performance awards:
Pre-tax compensation expense	$1,086	$680	$2,149	$2,577
Tax benefit	277	173	548	657
Performance award expense, net of tax	$809	$507	$1,601	$1,920

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

Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. No stock option awards were outstanding as of September 30, 2020. There were no stock option awards granted or exercised in the nine-month period ended September 30, 2020. No stock options were granted in the nine-month period ended September 30, 2019, and the total intrinsic value of stock options exercised in the nine-month period ended September 30, 2019 was $136 thousand.

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

The following table summarizes restricted award activity for the nine months ended September 30, 2020:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	369	$32.83
Granted	151	38.43
Vested	(87)	32.86
Forfeited	(44)	35.52
Nonvested at end of period	389	34.70

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

The total fair value of previously granted restricted awards vested during the nine-month periods ended September 30, 2020 and September 30, 2019 was $3.4 million and $1.8 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, 36 months after the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions.

The following table summarizes performance award activity for the nine months ended September 30, 2020:

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

The vesting date fair value of performance awards that vested during the nine-month periods ended September 30, 2020 and September 30, 2019 was $5.8 million and $1.2 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Truckload Transportation Services	$458,256	$480,351	$1,368,172	$1,423,201
Werner Logistics	117,351	121,331	339,678	369,584
Other	14,156	15,896	42,539	47,464
Corporate	481	687	1,542	1,905
Subtotal	590,244	618,265	1,751,931	1,842,154
Inter-segment eliminations	(30)	(1)	(55)	(240)
Total	$590,214	$618,264	$1,751,876	$1,841,914

Operating Income
Truckload Transportation Services	$63,080	$48,870	$143,394	$143,488
Werner Logistics	(852)	3,028	3,372	12,921
Other	566	1,709	2,932	5,181
Corporate	(691)	(250)	(3,711)	(1,772)
Total	$62,103	$53,357	$145,987	$159,818

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2020 to third quarter 2019, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, compliance with new or proposed regulations, tightening of the commercial trucking liability insurance market and a weak used equipment market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

COVID-19:
The COVID-19 pandemic, declared March 11, 2020, has profoundly impacted the U.S. economy. During the pandemic, the transportation industry has been designated by the U.S. government as an essential industry for keeping the U.S. supply chain moving. We are working hard to stay healthy while safely delivering our customers’ freight on time. Our leadership team meets frequently to address issues related to customers, freight, drivers, safety, staffing, human resources, and costs and provides regular updates to all our associates. Throughout our offices and terminal network, we are closely following the safety guidelines set forth by the Centers for Disease Control and Prevention (CDC) and World Health Organization (WHO), including hygiene and distancing. We made significant investments in personal protective products to keep our associates safe, and over half of our office associates continue working from home. We introduced Werner-specific associate relief plans to provide rapid and needed assistance to those Werner associates affected by the virus.

Over the past several years, we have repositioned Werner to increase our ability to execute through different macroeconomic environments. We believe our freight base, which is heavily weighted toward customers delivering essential products that are continually being restocked in today’s economy, is enabling us to more effectively manage through the difficult economic environment created by the pandemic. Revenues from our top 100 customers were 86% of our total revenues in the first nine months of 2020, and 65% of those revenues were from the discount retail, home improvement retail, food and beverage and consumer packaged goods verticals.

Our results in third quarter 2020 reflect strong freight market conditions in a rapidly recovering economy and tight driver market. Freight demand in our One-Way Truckload fleet was strong and gained momentum in third quarter, and Dedicated freight demand remained strong during the quarter. We believe we proactively managed and adapted our fleet and cost structure without compromising service.
While there remain significant uncertainties related to COVID-19 and its effect on the economy, we believe that demand for our services will remain strong for the fourth quarter and continuing into 2021. We performed a customer industry and financial risk assessment on our 100 largest customers shortly after the pandemic declaration. While our financial risk has clearly increased since the pandemic began, we believe we have a relatively lower level of financial risk with the predominance of financially stronger companies in our customer base as well as a lower overall industry risk due to our focus on industries delivering essential products.

At the end of third quarter 2020, we believe we are well positioned with a strong balance sheet and sufficient liquidity. Our debt is low at $175 million, or a net debt ratio of 0.3 times earnings before interest, income taxes, depreciation and amortization for the last twelve months. We had available liquidity of $320 million, considering cash on hand and available credit of $280.4 million under our two facilities that expire in May 2024. We also have sufficient cushion with our two debt covenants. We currently plan to continue paying our quarterly dividend, which we have paid quarterly for 34 consecutive years. This cash outlay currently results in slightly more than $6 million per quarter. Net capital expenditures in 2020 currently are expected to be in the range of $275 million to $300 million. We continue to expect free cash flow (net cash provided by operating activities less net cash used for capital expenditures) to exceed $150 million in 2020.

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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2020		2019		2020		2019		3ME	9ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$590,214	100.0	$618,264	100.0	$1,751,876	100.0	$1,841,914	100.0	(4.5)	(4.9)

Operating expenses:
Salaries, wages and benefits	197,151	33.4	209,586	33.9	598,129	34.1	618,386	33.6	(5.9)	(3.3)
Fuel	37,933	6.4	59,518	9.6	117,381	6.7	176,720	9.6	(36.3)	(33.6)
Supplies and maintenance	44,015	7.5	46,907	7.6	133,079	7.6	136,963	7.4	(6.2)	(2.8)
Taxes and licenses	24,032	4.1	24,244	3.9	70,835	4.1	70,788	3.8	(0.9)	0.1
Insurance and claims	23,307	4.0	21,930	3.6	85,160	4.9	65,631	3.6	6.3	29.8
Depreciation	62,980	10.7	62,620	10.1	199,487	11.4	184,816	10.0	0.6	7.9
Rent and purchased transportation	131,843	22.3	134,797	21.8	378,989	21.6	413,809	22.5	(2.2)	(8.4)
Communications and utilities	3,797	0.6	3,892	0.7	11,141	0.6	11,806	0.6	(2.4)	(5.6)
Other	3,053	0.5	1,413	0.2	11,688	0.7	3,177	0.2	116.1	267.9
Total operating expenses	528,111	89.5	564,907	91.4	1,605,889	91.7	1,682,096	91.3	(6.5)	(4.5)

Operating income	62,103	10.5	53,357	8.6	145,987	8.3	159,818	8.7	16.4	(8.7)
Total other expense (income)	619	0.1	1,699	0.3	2,436	0.1	2,036	0.1	(63.6)	19.6
Income before income taxes	61,484	10.4	51,658	8.3	143,551	8.2	157,782	8.6	19.0	(9.0)
Income taxes	15,152	2.5	12,614	2.0	35,029	2.0	39,334	2.2	20.1	(10.9)
Net income	$46,332	7.9	$39,044	6.3	$108,522	6.2	$118,448	6.4	18.7	(8.4)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment, as well as certain statistical data regarding our TTS segment operations for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Truckload Transportation Services segment (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$417,335		$417,954		$1,233,267		$1,227,105
Trucking fuel surcharge revenues	36,799		57,171		122,048		177,881
Non-trucking and other operating revenues	4,122		5,226		12,857		18,215
Operating revenues	458,256	100.0	480,351	100.0	1,368,172	100.0	1,423,201	100.0
Operating expenses	395,176	86.2	431,481	89.8	1,224,778	89.5	1,279,713	89.9
Operating income	$63,080	13.8	$48,870	10.2	$143,394	10.5	$143,488	10.1

	Three Months Ended September 30,			Nine Months Ended September 30,
Truckload Transportation Services segment	2020	2019	% Change	2020	2019	% Change
Average tractors in service	7,615	8,010	(4.9)%	7,746	7,945	(2.5)%
Average revenues per tractor per week (1)	$4,216	$4,014	5.0%	$4,082	$3,960	3.1%
Total tractors (at quarter end)
Company	7,245	7,480	(3.1)%	7,245	7,480	(3.1)%
Independent contractor	465	575	(19.1)%	465	575	(19.1)%
Total tractors	7,710	8,055	(4.3)%	7,710	8,055	(4.3)%
Total trailers (at quarter end)	22,350	22,895	(2.4)%	22,350	22,895	(2.4)%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$173,021	$185,791	(6.9)%	$518,854	$550,204	(5.7)%
Average tractors in service	3,048	3,418	(10.8)%	3,156	3,385	(6.8)%
Total tractors (at quarter end)	2,995	3,435	(12.8)%	2,995	3,435	(12.8)%
Average percentage of empty miles	11.70%	12.24%	(4.4)%	12.18%	12.02%	1.3%
Average revenues per tractor per week (1)	$4,366	$4,181	4.4%	$4,215	$4,168	1.1%
Average % change in revenues per total mile (1)	2.9%	(5.6)%		(0.9)%	(0.8)%
Average % change in total miles per tractor per week	1.4%	(2.0)%		2.0%	(2.9)%
Average completed trip length in miles (loaded)	866	843	2.7%	847	844	0.4%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$244,314	$232,163	5.2%	$714,413	$676,901	5.5%
Average tractors in service	4,567	4,592	(0.5)%	4,590	4,560	0.7%
Total tractors (at quarter end)	4,715	4,620	2.1%	4,715	4,620	2.1%
Average revenues per tractor per week (1)	$4,115	$3,888	5.8%	$3,990	$3,805	4.9%

(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Werner Logistics segment (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$117,351	100.0	$121,331	100.0	$339,678	100.0	$369,584	100.0
Rent and purchased transportation expense	104,626	89.2	102,886	84.8	293,400	86.4	309,742	83.8
Gross margin	12,725	10.8	18,445	15.2	46,278	13.6	59,842	16.2
Other operating expenses	13,577	11.5	15,417	12.7	42,906	12.6	46,921	12.7
Operating income	$(852)	(0.7)	$3,028	2.5	$3,372	1.0	$12,921	3.5

	Three Months Ended September 30,			Nine Months Ended September 30,
Werner Logistics segment	2020	2019	% Change	2020	2019	% Change
Average tractors in service	31	33	(6.1)%	31	36	(13.9)%
Total tractors (at quarter end)	32	31	3.2%	32	31	3.2%
Total trailers (at quarter end)	1,325	1,580	(16.1)%	1,325	1,580	(16.1)%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Operating Revenues
Operating revenues decreased 4.5% for the three months ended September 30, 2020, compared to the same period of the prior year. When comparing third quarter 2020 to third quarter 2019, TTS segment revenues decreased $22.1 million, or 4.6%, and Werner Logistics revenues decreased $4.0 million, or 3.3%.

During third quarter 2020, freight demand in our One-Way Truckload fleet was strong and improved throughout the quarter. This trend has continued during fourth quarter to-date. In our Dedicated fleet, freight demand remained strong in third quarter 2020. Approximately three-quarters of our Dedicated revenues are with essential products customers, and their freight volumes were much better than normal during third quarter 2020. We added 180 Dedicated trucks during third quarter 2020.

Trucking revenues, net of fuel surcharge, remained flat in third quarter 2020 compared to third quarter 2019 due to a 4.9% decrease in the average number of tractors in service, which was offset by a 5.0% increase in average revenues per tractor per week, net of fuel surcharge. The increase in average revenues per tractor was due primarily to improved pricing in both Dedicated and One-Way Truckload. We currently expect average revenues per total mile for the One-Way Truckload fleet for the fourth quarter 2020 to be in a range of 3% to 5% higher when compared to fourth quarter 2019.

The average number of tractors in service in the TTS segment decreased 4.9% to 7,615 in third quarter 2020 from 8,010 in third quarter 2019. We ended third quarter 2020 with 7,710 trucks in the TTS segment, a year-over-year decrease of 345 trucks compared to the end of third quarter 2019, and a sequential increase of 60 trucks compared to the end of second quarter 2020. We added 180 Dedicated trucks during third quarter 2020, which we had anticipated following delayed implementations of Dedicated fleet start-ups. While we currently expect modest truck growth in fourth quarter 2020, we expect our truck count at the end of 2020 to be at the bottom end of the range of (3)% to (1)% lower when compared to the fleet size at year-end 2019. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues decreased 35.6% to $36.8 million in third quarter 2020 from $57.2 million in third quarter 2019 due to lower average fuel prices in the third 2020 quarter. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $30 thousand in third quarter 2020 and $1 thousand in third quarter 2019 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In third quarter 2020, Werner Logistics revenues decreased $4.0 million, or 3.3%, primarily due to lower Truckload Logistics revenues (60% of total Logistics revenues). Truckload Logistics volume declined 15% in third quarter 2020, and revenue per load was unchanged. Intermodal revenues (28% of Logistics revenues) increased 31% in third quarter 2020, due to volume growth of 37% and 5% lower revenue per load from lower rates and fuel surcharges. The Werner Logistics gross margin percentage in third quarter 2020 of 10.8% decreased from 15.2% in third quarter 2019 due to the unprecedented large and rapid rise in spot truckload rates which significantly increased the cost of capacity for contractual brokerage shipments in third quarter 2020. The Werner Logistics operating margin in third quarter 2020 declined to (0.7)% from 2.5% as the 31.0% decline in gross profit exceeded the 11.9% decline in other operating expenses. During third quarter 2020, we addressed customer pricing for many of our contractual brokerage accounts, and we currently expect that Werner Logistics will be profitable in fourth quarter 2020.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 89.5% for the three months ended September 30, 2020 and 91.4% for the three months ended September 30, 2019. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 21 through 23 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.

Salaries, wages and benefits decreased $12.4 million or 5.9% in third quarter 2020 compared to third quarter 2019 and decreased 0.5% as a percentage of operating revenues to 33.4%. The lower dollar amount of salaries, wages and benefits expense in the 2020 third quarter was due primarily to lower fringe benefits and having fewer placement drivers, both of which were impacted by COVID-19. Our workers’ compensation costs improved, and we incurred lower group health insurance costs which we believe is a temporary effect of COVID-19. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment decreased 14.6%.

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

The tight driver recruiting market further intensified in third quarter 2020, as the improving freight market caused increased competition for the finite number of experienced drivers that meet our hiring standards. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, particularly considering COVID-19 constraints, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention to make Werner a preferred choice for the best drivers, including raising driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. These efforts continue to have positive results on our driver retention. We are unable to predict whether we will experience future driver shortages or continue to maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel decreased $21.6 million or 36.3% in third quarter 2020 compared to third quarter 2019 and decreased 3.2% as a percentage of operating revenues due to lower average diesel fuel prices and approximately 5.0 million fewer company truck miles in third quarter 2020. Average diesel fuel prices were 69 cents per gallon lower in third quarter 2020 than in third quarter 2019 and were 25 cents per gallon higher than in second quarter 2020.

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

For October 2020, the average diesel fuel price per gallon was approximately 78 cents lower than the average diesel fuel price per gallon in October 2019 and approximately 78 cents lower than in fourth quarter 2019.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2020, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance decreased $2.9 million or 6.2% in third quarter 2020 compared to third quarter 2019 and decreased 0.1% as a percentage of operating revenues. The lower dollar amount of supplies and maintenance expense was due primarily to lower travel and entertainment costs resulting from COVID-19 restrictions.

Insurance and claims increased $1.4 million or 6.3% in third quarter 2020 compared to third quarter 2019 and increased 0.4% as a percentage of operating revenues due primarily to higher liability insurance premiums of $1.4 million and unfavorable reserve development on small dollar claims in the 2020 third quarter, partially offset by lower expense for large dollar claims. We also incurred insurance and claims expense of $1.2 million in third quarter 2020 and $0.8 million in third quarter 2019 for accrued interest related to a previously-disclosed adverse jury verdict rendered May 17, 2018, which we are appealing (see Note 5 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report). Interest is accrued at $0.4 million per month, until such time as the outcome of our appeal is finalized. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

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

Depreciation expense increased $0.4 million or 0.6% in third quarter 2020 compared to third quarter 2019 and increased 0.6% as a percentage of operating revenues. During first quarter 2020, we changed the estimated life of certain trucks currently expected to be sold in 2020 to more rapidly depreciate these trucks to their estimated residual values due to the weak used truck market. The effect of this change in accounting estimate increased third quarter 2020 depreciation expense by $0.9 million. The remaining trucks will continue to depreciate at the same higher rate per truck until the trucks are sold. Information technology and communications infrastructure upgrades also added to the higher depreciation expense in third quarter 2020.

The average age of our truck fleet remains low by industry standards and was 2.0 years as of September 30, 2020, and the average age of our trailers was 4.0 years. We are continuing to invest in new trucks and trailers and our terminals in 2020 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2020, we expect the average age of our truck and trailer fleet to remain at or near current levels.

Rent and purchased transportation expense decreased $3.0 million or 2.2% in third quarter 2020 compared to third quarter 2019 and increased 0.5% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $1.7 million despite lower logistics revenues, and as a percentage of Werner Logistics revenues increased to 89.2% in third quarter 2020 from 84.8% in third quarter 2019, due primarily to the unprecedented large and rapid rise in spot truckload rates which significantly increased the cost of capacity for contractual brokerage shipments in third quarter 2020.

Rent and purchased transportation expense for the TTS segment decreased $4.5 million in third quarter 2020 compared to third quarter 2019. Independent contractor miles decreased approximately 4.5 million miles in third quarter 2020 and as a percentage of total miles were 8.2% in third quarter 2020 compared to 9.9% in third quarter 2019. The per-mile settlement rate for independent contractors also decreased in third quarter 2020 compared to third quarter 2019, due to lower diesel fuel prices. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Other operating expenses increased $1.6 million in third quarter 2020 compared to third quarter 2019 and increased 0.3% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $3.9 million in third quarter 2020 compared to $4.1 million in third quarter 2019. We realized significantly lower average gains per truck and slightly higher average gains per trailer and sold substantially more trucks and fewer trailers in third quarter 2020 compared to third quarter 2019. Pricing in the market for our used trucks began to improve in third quarter 2020. Higher expense for professional services also contributed to the increase in other operating expense.

Other Expense (Income)
Other expense (income) decreased $1.1 million in third quarter 2020 compared to third quarter 2019. We had lower interest expense due to lower average outstanding debt in third quarter 2020, and interest income also decreased in third quarter 2020 compared to third quarter 2019.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.6% in third quarter 2020 compared to 24.4% in third quarter 2019. The higher income tax rate in third quarter 2020 was attributed primarily to a lower amount of favorable discrete income tax items in third quarter 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Operating Revenues
Operating revenues decreased 4.9% for the nine months ended September 30, 2020, compared to the same period of the prior year. In the TTS segment, trucking revenues, net of fuel surcharge, increased $6.2 million, or 0.5%, due primarily to a 3.1% increase in average revenues per tractor per week, partially offset by a 2.5% decrease in average tractors in service. Average revenues per total mile, net of fuel surcharge, increased 2.4% in the first nine months of 2020 compared to the same period in 2019, and average monthly miles per tractor increased by 0.7%. TTS segment fuel surcharge revenues for the nine months ended September 30, 2020 decreased $55.8 million or 31.4% when compared to the nine months ended September 30, 2019 due to lower average fuel prices in the 2020 period. Werner Logistics revenues decreased $29.9 million, or 8.1%, primarily due to lower Truckload Logistics revenues.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.7% for the nine months ended September 30, 2020, compared to 91.3% for the nine months ended September 30, 2019. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 21 through 23 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.

Salaries, wages and benefits decreased $20.3 million or 3.3% in the first nine months of 2020 compared to the first nine months of 2019 and increased 0.5% as a percentage of operating revenues to 34.1%. The lower dollar amount of salaries, wages and benefits expense was due primarily to lower fringe benefits and having fewer placement drivers, both of which were impacted by COVID-19. We incurred lower group health insurance expense which we believe is a temporary effect of COVID-19, and our workers’ compensation costs improved. These decreases were partially offset by higher driver pay rates in the first nine months of 2020. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment decreased 12.4%.

Fuel decreased $59.3 million or 33.6% in the first nine months of 2020 compared to the same period in 2019 and decreased 2.9% as a percentage of operating revenues due to lower average diesel fuel prices in 2020. Average diesel fuel prices were 70 cents per gallon lower in the first nine months of 2020 than in the same 2019 period.

Supplies and maintenance decreased $3.9 million or 2.8% in the first nine months of 2020 compared to the same period in 2019 and increased 0.2% as a percentage of operating revenues. The lower dollar amount of supplies and maintenance expense was due primarily to lower travel and entertainment costs resulting from COVID-19 restrictions, as well as lower driver and placement driver recruiting and other driver-related expenses. These decreases were partially offset by the increased costs related to COVID-19 safety items and increased tractor maintenance costs.

Insurance and claims increased $19.5 million or 29.8% in the first nine months of 2020 compared to the same period in 2019 and increased 1.3% as a percentage of operating revenues due primarily to higher expense for new large dollar claims and unfavorable reserve development on large dollar claims. In January 2020, one of our trucks was involved in a serious accident. We self-insure for the first $10.0 million of liability coverage for this policy period and have appropriate excess liability insurance coverage with insurance carriers above this amount. As a result, we accrued $10.0 million of insurance and claims expense in first quarter 2020 for this accident.

Depreciation expense increased $14.7 million or 7.9% in the first nine months of 2020 compared to the 2019 period and increased 1.4% as a percentage of operating revenues. During first quarter 2020, we changed the estimated life of certain trucks currently expected to be sold in 2020 to more rapidly depreciate these trucks to their estimated residual values due to the weak used truck market. The effect of this change in accounting estimate increased depreciation expense by $9.6 million in the first nine months of 2020. These trucks will continue to depreciate at the same higher rate per truck until the trucks are sold. Information technology and communications infrastructure upgrades also added to the higher depreciation expense in the first nine months of 2020.

Rent and purchased transportation expense decreased $34.8 million or 8.4% in the first nine months of 2020 compared the same 2019 period and decreased 0.9% as a percentage of operating revenues. Rent and purchased transportation for the TTS segment decreased $18.7 million in the first nine months of 2020 compared to the same 2019 period due to lower diesel fuel prices and having 10.3 million fewer independent contractor miles in the nine months ended September 30, 2020. Werner Logistics rent and purchased transportation expense decreased $16.3 million as a result of lower logistics revenues, but as a percentage of Werner Logistics revenues increased to 86.4% in the 2020 period from 83.8% in the 2019 period.

Other operating expenses increased $8.5 million in the first nine months of 2020 compared to the same period in 2019 and increased 0.5% as a percentage of operating revenues. Gains on sales of assets were $7.3 million in the first nine months ended September 30, 2020 compared to $14.5 million in the nine months ended September 30, 2019. In the 2020 year-to-date period, we sold 15% more trucks and 13% fewer trailers and realized significantly lower average gains per truck and lower average gains per trailer.

Other Expense (Income)
Other expense (income) increased $0.4 million in the first nine months of 2020 compared to the same 2019 period. Interest income decreased in the first nine months of 2020 compared to the first nine months of 2019 due to lower variable interest rates in the 2020 period. The decreased interest income was partially offset by lower interest expense due to lower average outstanding debt in the 2020 period.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.4% for the first nine months of 2020 compared to 24.9% for the first nine months of 2019. The lower income tax rate in the year-to-date 2020 period was attributed primarily to a higher amount of favorable discrete income tax items in the 2020 period.

Liquidity and Capital Resources:
During the nine months ended September 30, 2020, we generated cash flow from operations of $346.4 million, a 4.3% or $14.2 million increase in cash flows compared to the same nine-month period a year ago. The increase in net cash provided by operating activities resulted primarily from deferring payment of certain 2020 employer payroll taxes under the CARES Act and from higher non-cash depreciation, partially offset by lower net income. We were able to make net capital expenditures, repay debt, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances.

Net cash used in investing activities decreased to $181.0 million for the nine-month period ended September 30, 2020 from $262.4 million for the nine-month period ended September 30, 2019. Net property additions (primarily revenue equipment) were $187.3 million for the nine-month period ended September 30, 2020, compared to $271.7 million during the same period of 2019. The decrease was due in part to new truck delivery delays resulting from temporary closures of manufacturing plants. We currently estimate net capital expenditures (primarily revenue equipment) in 2020 to be in the range of $275 million to $300 million, compared to net capital expenditures in 2019 of $283.9 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary. As of September 30, 2020, we were committed to property and equipment purchases of approximately $133.6 million.

Net financing activities used $156.4 million during the nine months ended September 30, 2020, and used $89.4 million during the same period in 2019. We repaid $125.0 million of debt during the nine months ended September 30, 2020, bringing our outstanding debt at September 30, 2020 to $175.0 million. We paid dividends of $18.7 million in the nine-month period ended September 30, 2020 and $280.0 million in the nine-month period ended September 30, 2019. In May 2019, we declared a special dividend of $3.75 per share, or $261.1 million, which was paid on June 7, 2019. Financing activities for the nine months ended September 30, 2020, also included common stock repurchases of 282,992 shares at a cost of $8.8 million. In the nine-month period ended September 30, 2019, we repurchased 1,300,000 shares at a cost of $42.3 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. As of September 30, 2020, the Company had purchased 982,992 shares pursuant to our current Board of Directors repurchase authorization and had 4,017,008 shares remaining available for repurchase.

Management believes our financial position at September 30, 2020 is strong. As of September 30, 2020, we had $40.5 million of cash and cash equivalents and nearly $1.2 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of September 30, 2020, we had $175.0 million of debt outstanding. We had total borrowing capacity of $500.0 million under our two credit facilities that expire in May 2024 (see Note 4 in the Notes to Consolidated Financial Statements (Unaudited) under Item I of Part I of this Form 10-Q) of which $280.4 million is available for future borrowing as of September 30, 2020, after considering the $175.0 million of outstanding debt and $44.6 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our credit facilities will provide sufficient funds for our operating and capital needs for the foreseeable future.

Contractual Obligations and Commercial Commitments:
Item 7 of Part II of our 2019 Form 10-K includes our disclosure of contractual obligations and commercial commitments as of December 31, 2019. Except for the expiration of our $75.0 million unsecured line of credit with U.S. Bank, N.A. on July 13, 2020, there were no material changes in the nature of these items during the nine months ended September 30, 2020.

Regulations:
Item 1 of Part I of our 2019 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. Except as described below, there have been no material changes in the status of the proposed regulations previously disclosed in the 2019 Form 10-K.

On June 1, 2020, the Federal Motor Carrier Safety Administration published revisions to the Hours of Service (“HOS”) requirements. The HOS final rule increases driver flexibility and introduces modifications to the existing rule set, including changes to the 30-minute break requirement, split sleeper berth, adverse driving conditions, and the short-haul exception. The final rule compliance date was September 29, 2020.

All three countries ratified the United States-Mexico-Canada Agreement (“USMCA”) to replace the North American Free Trade Agreement (“NAFTA”). The effective date of USMCA was July 1, 2020.

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

Foreign Currency Exchange Rate Risk
We conduct business in several foreign countries, including Mexico, Canada, and China. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $0.8 million for third quarter 2020 and losses were $1.1 million for third quarter 2019. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $150 million of debt outstanding at September 30, 2020, for which the interest rate is effectively fixed at 2.34% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. We had $25 million of variable rate debt outstanding at September 30, 2020. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by approximately $250,000.

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
The COVID-19 pandemic has resulted in a slowdown of economic activity and a disruption in supply chains. Our business is sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. Such conditions may also impact the financial condition of our customers, resulting in a greater risk of bad debt losses, and that of our suppliers, which may affect the availability or pricing of needed goods and services. We currently expect our fourth quarter and full year 2020 results could be further impacted by the disruptive effects of COVID-19, including but not limited to adverse effects on freight volumes and pricing. The degree of disruption is difficult to predict because of many factors, including the uncertainty surrounding the magnitude and duration of the pandemic, governmental actions that have been and may continue to be imposed, as well as the rate of economic recovery after the pandemic subsides. The unpredictable nature and uncertainty of the current COVID-19 pandemic could also magnify other risk factors that we disclosed in our 2019 Form 10-K and makes it impractical to identify all potential risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 14, 2019, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of September 30, 2020, the Company had purchased 982,992 shares pursuant to this authorization and had 4,017,008 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during third quarter 2020 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

10.1	Non-Employee Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020; Item 8.01 of the Company’s Current Report on Form 8-K dated May 12, 2020

10.2	Named Executive Officer Compensation	Item 5.02 of the Company’s Current Report on Form 8-K dated February 13, 2020; Item 5.02 of the Company’s Current Report on Form 8-K dated April 15, 2020

11	Statement Re: Computation of Per Share Earnings	See Note 6 (Earnings Per Share) in the Notes to Consolidated Financial Statements (Unaudited) under Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and September 30, 2019, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and September 30, 2019, (iii) Consolidated Condensed Balance Sheets as of September 30, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019, (v) Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019, and March 31, 2019, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of September 30, 2020.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: November 5, 2020	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 5, 2020	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary