Form 10-K
period 2020-12-31
WERNER ENTERPRISES INC
filed 2021-02-24
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[Mark one]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.985 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported by Nasdaq).
As of February 8, 2021, 68,009,648 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 11, 2021, are incorporated in Part III of this report.

WERNER ENTERPRISES, INC.

This Annual Report on Form 10-K for the year ended December 31, 2020 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.
PART I

ITEM 1.	BUSINESS
General
We are a transportation and logistics company engaged primarily in transporting truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Werner Logistics segment. We believe we are one of the largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19 and serves as our Chairman. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2020, our Truckload Transportation Services (“TTS”) segment had a fleet of 7,830 trucks, of which 7,390 were company-operated and 440 were owned and operated by independent contractors. Our Werner Logistics division operated an additional 31 intermodal drayage trucks at the end of 2020.
We have two reportable segments – TTS and Werner Logistics. Our TTS segment is comprised of Dedicated and One-Way Truckload. Dedicated had 4,945 trucks as of December 31, 2020 and provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload had 2,885 trucks as of December 31, 2020 and includes the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Our TTS fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by the U.S. Department of Transportation (“DOT”) and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service into and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, food and beverage products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.
Our Werner Logistics segment is a non-asset-based transportation and logistics provider and generates the majority of our non-trucking revenues through four operating units. These four Werner Logistics operating units are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; (iii) Werner Global Logistics international (“WGL”) provides complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes; and (iv) Werner Final Mile (“Final Mile”) offers home and business deliveries of large or heavy items using third-party agents with two associates operating a liftgate straight truck. Werner Logistics had transportation services contracts with 28,622 carriers as of December 31, 2020.
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
We operate in the truckload and logistics sectors of the transportation industry. Our TTS segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (expedited) or (iv) conversion of their private fleet to us (dedicated). In 2020, TTS segment revenues accounted for 78% of total operating revenues, Werner Logistics revenues accounted for 20% of total operating revenues, and the remaining 2% was recorded in non-reportable segments. Our Werner Logistics segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, a global delivery network and systems analysis to optimize transportation needs. Werner Logistics services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport, (iv) international and (v) final mile. The Werner Logistics international services were provided through our domestic and global subsidiary companies and include (i) ocean, air and ground transportation services, (ii) door-to-door freight forwarding and (iii) customs brokerage. Most Werner Logistics international services were provided throughout North America and Asia with additional coverage throughout Australia, Europe, South America and Africa. We recently announced the sale of the WGL freight forwarding services for international ocean and air shipments to Scan Global Logistics, which is expected to close on February 26, 2021. Werner Logistics will continue to provide North American truck brokerage, freight management, intermodal and final mile services. Werner Logistics is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of TTS and Werner Logistics, for the last three years in Note 2 and Note 11 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.
We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our revenues. During 2020, our largest 5, 10, 25 and 50 customers comprised 36%, 49%, 67% and 79% of our revenues, respectively. Our largest customer, Dollar General, accounted for 12% of our total revenues in 2020. Revenues generated by Dollar General are reported in both of our reportable operating segments. The industry groups of our top 50 customers are 53% retail and consumer products, 20% manufacturing/industrial, 18% food and beverage and 9% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. We are moving toward longer-term Dedicated customer contracts, most of which are two to five years in length (including some contracts with annual evergreen clauses) and generally may be terminated by either party typically upon 90 days or more notice following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts on an annual basis.
All of our company and independent contractor tractors are equipped with communication devices. These devices enable us and our drivers to conduct two-way communication using standardized and freeform messages. This technology also allows us to plan and monitor shipment progress. We automatically monitor truck movement and obtain specific data on the location of all trucks in the fleet every five minutes. Using the real-time global positioning data obtained from the devices, we have advanced application systems to improve customer and driver service. Examples of such application systems include: (i) an electronic logging system which records and monitors drivers’ hours of service and integrates with our information systems to pre-plan driver shipment assignments based on real-time available driving hours; (ii) software that pre-plans shipments drivers can trade enroute to meet driver home-time needs without compromising on-time delivery schedules; and (iii) automated “possible late load” tracking that informs the operations department of trucks possibly operating behind schedule, allowing us to take preventive measures to avoid late deliveries. In 1998, we began a successful pilot program and subsequently became the first trucking company in the United States to receive an exemption from DOT to use a global positioning-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. We have used electronic logging devices (“ELDs”) to monitor and enforce drivers’ hours of service since 1996. During 2020, we replaced our previous communications technology with a new untethered, tablet-based telematics solution that provides an enhanced and more efficient driver experience.
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

Human Capital Resources
Employee Count: As of December 31, 2020, we employed 9,342 drivers; 556 mechanics and maintenance associates for the trucking operation; 1,349 office associates for the trucking operation; and 1,045 associates for Werner Logistics, international, driving schools and other non-trucking operations. Most of our associates are based in the U.S., with about 1% based in Mexico, Canada, and China. None of our U.S., Canadian or Chinese associates are represented by a collective bargaining unit, and we consider relations with our associates to be good.
Health & Safety: Werner maintains a safety culture that is based on the premise of eliminating workplace incidents, risks and hazards. In 2020, we achieved our lowest work injury rate in 15 years. The Werner Safety Department is responsible for all compliance and training issues as it relates to drivers under DOT regulation and Werner policy. Responsibilities of the department include developing and delivering all driver training on items such as safety issues, driver certification, driver testing, and hazmat.
Our strong safety culture is demonstrated by ongoing investments in advanced equipment technologies, which lead to improved safety for our professional drivers. Nearly all of our company-owned trucks have collision-mitigation safety systems, automated manual transmissions, and forward-facing cameras.
During the COVID-19 pandemic, the transportation industry has been designated by the U.S. government as an essential industry for keeping the U.S. supply chain moving. Our drivers and mechanics have been on the front lines to ensure the delivery of essential products, and we take this responsibility seriously. Our primary focus will always be protecting the health and personal safety of our associates, their families and communities, and our customers. Our leadership team meets frequently to address issues related to customers, freight, drivers, safety, staffing, human resources, and costs and provides regular updates to all our associates. Throughout our offices and terminal network, we are closely following the safety guidelines set forth by the Centers for Disease Control and Prevention (“CDC”) and World Health Organization (“WHO”), including hygiene and social distancing. We made and intend to continue making significant investments in personal protective products to keep our associates safe, and over half of our office associates continue working from home. We introduced Werner-specific associate relief plans to provide rapid and needed assistance to those Werner associates affected by the virus.
Diversity & Inclusion: At Werner, we support and encourage the diverse voices and perspectives of our associates, our customers and our suppliers. Diversity contributes to innovation and connects us to the many communities we serve. We commit to embrace these values as we move toward an increasingly inclusive culture where every associate feels empowered to bring their whole self to Werner. In 2020, we were recognized among the Top Companies for Women to Work for in Transportation by the Women in Trucking Association for the third consecutive year. Werner was recognized for our support of gender diversity, flexible hours and work requirements, competitive compensation and benefits, and professional development opportunities and career advancement opportunities. At Werner, our female driver workforce is approximately double the national average, and more than half of our driver associates are ethically diverse. Additionally, over half of our non-driver associates are female or ethnically diverse. Werner was also named a top 30 Best for Vets Employer in 2020 by Military Times for the sixth consecutive year, placing above all other trucking companies. We are widely recognized as a transportation leader in military hiring, with veterans and veteran spouses comprising approximately 20 percent of our workforce.
Professional Driver Recruitment: We recognize that our professional driver workforce is one of our most valuable assets. Most of our professional drivers are compensated on a per-mile basis. For most company-employed drivers, the rate per mile generally increases with the drivers’ length of service. Professional drivers may earn additional compensation through incentive performance pay programs and for performing additional work associated with their job (such as loading and unloading freight and making extra stops and shorter mileage trips).
At times, there are driver shortages in the trucking industry. Availability of experienced drivers can be affected by (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in the economy; and (iii) individual drivers’ desire to be home more frequently. We believe that a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations are tightening driver supply.
At Werner, we continue to take actions to strengthen our driver recruiting and retention to make Werner a preferred choice for the best drivers. Our efforts include raising driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. We are focused on providing strong mileage utilization and a large percentage of driving jobs in shorter-haul operations (such as Dedicated and Regional) that allow drivers to return home more often. We continue to improve our terminal network to enhance the driver experience. Our new untethered, tablet-based telematics solution implemented in 2020 provides Werner drivers with a more efficient experience through smart workflow, best-in-class navigation, improved safety features and reduced manual data entry. While the trucking industry suffers from high driver turnover rates, we are proud that our efforts in recent years have continued to have positive results on our driver retention.

Talent Development: We utilize recent driver training school graduates as a significant source of new drivers. These drivers have completed a training program at a driver training school and hold a commercial driver’s license (“CDL”). They continue to gain industry experience through our career track program by partnering with a Werner-certified leader prior to that driver becoming a solo driver with their own truck. As mentioned above, the recruiting environment for recent driver training school graduates became even more challenging in 2020 as social distancing requirements, state licensing cut backs and temporary closures limited the number of placement drivers entering our career track program. The availability of these drivers has also been negatively impacted by the decreased availability of student loan financing for driver training schools. At the end of 2020, we owned two driver training schools that operate a total of 14 driver training locations to assist with the training and development of drivers for our company and the industry, and we plan to open four new driver training locations during 2021.
Independent Contractors: We also recognize that independent contractors complement our company-employed drivers. As of December 31, 2020, we had 440 independent contractors. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses. Independent contractors also provide us with another source of drivers to support our fleet. We intend to maintain our emphasis on independent contractor recruiting, in addition to company driver recruitment. We, along with others in the trucking industry, however, continue to experience independent contractor recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment purchases, continue to make it difficult to recruit and retain independent contractors.
Revenue Equipment
As of December 31, 2020, we operated 7,390 company tractors and 440 tractors owned by independent contractors in our TTS segment. Our Werner Logistics segment operated an additional 31 company tractors at the end of 2020. The company tractors were primarily manufactured by Freightliner (a Daimler company), Peterbilt and Kenworth (both divisions of PACCAR) and International (a Navistar company). We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency.
The average age of our company truck fleet was 2.0 years at December 31, 2020, compared to 1.9 years at December 31, 2019. The average age of our trailer fleet was 4.0 years at both December 31, 2020 and December 31, 2019. All of our trucks are equipped with satellite tracking devices, and nearly all of our company-owned trucks have collision mitigation safety systems and automated manual transmissions.
We operated 24,400 company-owned trailers at December 31, 2020, comprised of dry vans, flatbeds, temperature-controlled, and other specialized trailers. Most of our trailers were manufactured by Wabash National Corporation. Nearly all of our dry van trailer fleet consisted of 53-foot composite (DuraPlate®) trailers, and we also provide other trailer lengths to meet the specialized needs of certain customers. All of our trailers have satellite tracking devices.
Our wholly-owned subsidiary, Werner Fleet Sales, sells our used trucks and trailers. Werner Fleet Sales has been in business since 1992 and operates in 8 locations. We may also trade used trucks to original equipment manufacturers when purchasing new trucks.
Fuel
In 2020, we purchased nearly all of our fuel from a predetermined network of fuel truck stops throughout the United States, of which approximately 94% was purchased from three large fuel truck stop chains. We negotiate discounted pricing based on historical purchase volumes with these fuel truck stop chains and other factors.
Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase and provide customers with the benefit of lower fuel costs when fuel prices decline. We do not generally recoup higher fuel costs for empty and out-of-route miles (which are not billable to customers) and truck idle time. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2020, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
We maintain aboveground and underground fuel storage tanks at some of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Regulations
As a for-hire motor carrier, we are regulated by the DOT, and certain areas of our business are subject to applicable federal, state and international laws and regulations. DOT and an agency within DOT, the Federal Motor Carrier Safety Administration (“FMCSA”), generally govern matters such as safety requirements and compliance, registration to engage in motor carrier operations, drivers’ hours of service (“HOS”), and certain mergers, consolidations, and acquisitions. Werner maintains a satisfactory safety rating, which is the highest available rating of the three safety ratings given by FMCSA. A conditional or unsatisfactory safety rating could adversely impact Werner’s business, as some of our customer contracts require a satisfactory rating. Werner must also comply with federal, state, and international regulations which govern equipment weight and dimensions.
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
Interstate motor carriers are subject to the FMCSA HOS regulations, which govern our drivers’ operating hours. The HOS of Drivers Final Rule which became effective September 29, 2020, includes provisions for short haul, adverse driving conditions, a revision to the 30-minute rest break requirement, and split-sleeper berth which allows drivers to split their 10-hour off duty period in different ways. In August 2020, FMCSA proposed a pilot program allowing commercial drivers to pause their 14-hour driving window, which Werner continues to monitor.
Werner is the industry leader for ELDs to record driver hours and pioneered the Werner Paperless Logging System in 1996 that was subsequently approved for our use by FMCSA in 1998. FMCSA’s ELD Final Rule went into effect in December 2017, requiring all motor carriers to have certified ELDs that meet specific standards for documenting HOS.
The FMCSA Commercial Driver’s License Drug and Alcohol Clearinghouse (the “Clearinghouse”) Final Rule was published in December 2016 with the effective date of January 6, 2020. The Clearinghouse requires motor carriers, designated service agents, medical review officers, and substance abuse professionals to submit records related to drug and alcohol tests, including test refusals and positive drug test results, to the nationwide database. Motor carriers are also required to query the database prior to hiring an applicant and on an annual basis.
Continuing in 2021, motor carriers are required to perform annual random drug tests for 50 percent of existing drivers. The rate was increased from 25% on January 1, 2020 in response to the 2018 FMCSA Drug and Alcohol Testing Survey, which reported an increase to 1.0 percent of the random testing positive rate for controlled substances. The minimum annual percentage rate for random alcohol testing remains at 10 percent.
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

Competition
The freight transportation industry is highly competitive and includes thousands of trucking and non-asset-based logistics companies. We have a small share of the markets we target. Our TTS segment competes primarily with other truckload carriers. Logistics companies, digital brokers, intermodal companies, railroads, less-than-truckload carriers and private carriers provide competition for both our TTS and Werner Logistics segments. Our Werner Logistics segment also competes for the services of third-party capacity providers.
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
Risks Related to our Business and Industry
Our business is subject to overall economic conditions that could have a material adverse effect on our results of operations.
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
Independent contractor availability may also be affected by both inflationary cost increases that are the responsibility of independent contractors and the availability of equipment financing. On-going federal and state legislative challenges to the independent contractor model could also affect independent contractor availability. In recent years, the topic of the classification of individuals as employees or independent contractors has gained increased attention among federal and state regulators as well as the plaintiffs’ bar. Various legislative or regulatory proposals have been introduced at the federal and state levels that may affect the classification status of individuals as independent contractors or employees for either employment tax purposes (e.g., withholding, social security, Medicare and unemployment taxes) or other benefits available to employees (e.g., workers’ compensation benefits and minimum wage). Recently, certain states (most prominently, California) have seen significant increased activity by tax and other regulators and numerous class action lawsuits filed against transportation companies that engage independent contractors. Potential changes, if any, that could impact the legal classification of the independent contractor relationship between us and our independent contractors could have a material adverse effect on our ability to recruit and retain independent contractors. If a shortage of independent contractors occurs, additional increases in per-mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain a sufficient number of drivers. These increases would negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.
Moreover, class action litigation in this area against other transportation companies has resulted in significant damage awards and/or monetary settlements for workers who have been allegedly misclassified as independent contractors.
Increases in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability.
To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2020, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
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
A significant portion of our revenue is generated from key customers. During 2020, our largest 5, 10, 25 and 50 customers accounted for 36%, 49%, 67%, and 79% of revenues, respectively. Our largest customer, Dollar General, accounted for 12% of the our total revenues in 2020. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Most of our Dedicated customer contracts are two to five years in length and generally may be terminated by either party typically upon 90 days or more notice following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts annually. We cannot provide any assurance that key customer relationships will continue at the same levels. If a key customer substantially reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis and review individual past-due balances and collection concerns. However, a key customer’s financial failure may negatively affect our results of operations.

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
Our results are affected by the success of our operations in Mexico, China and other foreign countries in which we operate (see Note 11 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but have been largely mitigated by the terms of NAFTA for Mexico and Canada. The United States, Canada and Mexico ratified the USMCA as an overhaul and update to NAFTA, and it became effective in July 2020. We believe we are one of the largest truckload carriers in terms of freight volume shipped to and from the United States, Mexico, and Canada. It is currently difficult for Werner to anticipate the full impact of this agreement on foreign trade and our Mexico operations. The agreement permitting cross border movements for both United States and Mexican based carriers into the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion on the cross border lanes between countries.
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
We depend on the stability, availability and security of our information systems to manage our business. Much of our software was developed internally or by adapting purchased software applications to suit our needs. Our information systems are used for planning loads, communicating with and dispatching drivers and other capacity providers, billing customers, paying vendors and providing financial reports. We rely on strategic vendors for GPS and satellite communication services, which are integrated in our information systems. If any of our critical information systems fail or become unavailable, or those of our service providers, we would have to perform certain functions manually, which could temporarily affect our ability to efficiently manage our operations. We have redundant computer hardware systems to reduce this risk. We also maintain information security policies to protect our systems and data from cyber security events and threats. The security risks associated with information technology systems have increased in recent years because of the increased sophistication, activities and evolving techniques of perpetrators of cyber attacks. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. A failure in or breach of our information technology security systems, or those of our third-party service providers, as a result of cyber attacks or unauthorized network access could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, increase our costs and/or cause losses and reputational damage. In addition, recently, there has also been heightened regulatory and enforcement focus on data protection in the U.S., and failure to comply with applicable U.S. data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition.
The COVID-19 pandemic has adversely impacted our business, as well as the operations of our customers and suppliers.
The COVID-19 pandemic has resulted in a slowdown of economic activity and a disruption in supply chains. Our business is sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. Such conditions may also impact the financial condition of our customers, resulting in a greater risk of bad debt losses, and that of our suppliers, which may affect the availability or pricing of needed goods and services. Although we have taken numerous actions to lessen the adverse impact of the COVID-19 pandemic, our 2021 results could be further impacted by the disruptive effects of COVID-19, including but not limited to adverse effects on freight volumes and pricing and availability of qualified personnel. The degree of disruption is difficult to predict because of many factors, including the uncertainty surrounding the magnitude and duration of the pandemic, governmental actions that have been and may continue to be imposed, as well as the rate of economic recovery after the pandemic subsides. The unpredictable nature and uncertainty of the current COVID-19 pandemic could also magnify other risk factors disclosed above and makes it impractical to identify all potential risks.
Risks Related to Laws and Regulations
We operate in a highly regulated industry. Changes in existing regulations or violations of existing or future regulations could adversely affect our operations and profitability.
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
In addition to direct regulation by DOT, FMCSA, EPA and other federal, state, and local agencies, we are subject to applicable environmental laws and regulations dealing with the handling of hazardous materials, aboveground and underground fuel storage tanks, discharge and retention of storm-water, and emissions from our vehicles. We operate in industrial areas, where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. We also maintain bulk fuel storage at some of our facilities. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. Tractors and trailers used in our daily operations have been affected by regulatory changes related to air emissions and fuel efficiency, and may be adversely affected in the future by new regulatory actions.
Risks Related to Financial Matters
Our earnings could be reduced by increases in the number of insurance claims, cost per claim, costs of insurance premiums or availability of insurance coverage.
We are self-insured for a significant portion of liability resulting from bodily injury, property damage, cargo and associate workers’ compensation and health benefit claims. This is supplemented by premium-based insurance coverage with insurance carriers above our self-insurance level for each type of coverage. To the extent we experience a significant increase in the number of claims, cost per claim (including costs resulting from large verdicts) or insurance premium costs for coverage in excess of our retention and deductible amounts, our operating results would be negatively affected. Healthcare legislation and inflationary cost increases could also have a negative effect on our results.
Decreased demand for our used revenue equipment could result in lower unit sales and resale values.
We are sensitive to changes in used equipment prices and demand, especially with respect to tractors. We have been in the business of selling our company-owned trucks since 1992, when we formed our wholly-owned subsidiary Werner Fleet Sales.

Reduced demand for used equipment could result in a lower volume of sales or lower sales prices, either of which could negatively affect our proceeds from sales of assets.

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

Location	Owned or Leased	Description	Segment
Omaha, Nebraska	Owned	Corporate headquarters, maintenance, truck sales	TTS, Werner Logistics, Corporate
Omaha, Nebraska	Owned	Disaster recovery, warehouse	Corporate
Phoenix, Arizona	Owned	Office, maintenance	TTS
Fontana, California	Owned	Office, maintenance, truck sales	TTS
Atlanta, Georgia	Owned	Office, maintenance, truck sales	TTS
Indianapolis, Indiana	Leased	Truck sales	TTS
Springfield, Ohio	Owned	Office, maintenance, truck sales	TTS
Allentown, Pennsylvania	Leased	Office, maintenance	TTS
Dallas, Texas	Owned	Office, maintenance, truck sales	TTS
Laredo, Texas	Owned	Office, maintenance, transloading, truck sales	TTS, Werner Logistics
Lakeland, Florida	Leased	Office, maintenance	TTS
El Paso, Texas	Owned	Office, maintenance	TTS
Joliet, Illinois	Owned	Office, maintenance, truck sales	TTS
West Memphis, Arkansas	Owned	Maintenance	TTS
Brownstown, Michigan	Owned	Maintenance	TTS

At December 31, 2020, we leased (i) small sales offices, brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico, Canada and China. We own (i) a 96-room motel located near our Omaha headquarters; (ii) an 85-room hotel located near our Atlanta terminal; (iii) a 71-room private driver lodging facility at our Dallas terminal; and (iv) a terminal facility in Queretaro, Mexico, which we lease to a third party. The Werner Fleet Sales network has eight locations, which are located in certain terminals listed above. Our driver training schools operate in 14 locations in the United States, either in certain terminals listed above or in leased facilities.

ITEM 3.	LEGAL PROCEEDINGS
We are a party subject to routine litigation incidental to our business, primarily involving claims for bodily injury, property damage, cargo and workers’ compensation incurred in the transportation of freight. For more information about our insurance program and legal proceedings, see Item 1A, Risk Factors – “Our earnings could be reduced by increases in the number of insurance claims, cost per claim, costs of insurance premiums or availability of insurance coverage”, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates, and Item 8, Financial Statements and Supplementary Data – Note 1 and Note 9.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol “WERN”. As of February 8, 2021, our common stock was held by 369 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

300
280
260
240
220
200
180
160
140
120
100
80
60
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Werner Enterprises, Inc. (WERN)
Standard & Poor's 500
Peer Group

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Werner Enterprises, Inc. (WERN)	$100	$116	$168	$130	$182	$198
Standard & Poor’s 500	$100	$112	$136	$130	$171	$203
2020 Peer Group	$100	$131	$169	$139	$195	$258

Assuming the investment of $100 on December 31, 2015, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and our Peer Group over the same period. Our Peer Group includes companies similar to us in the transportation industry and has the following companies: ArcBest; Covenant Transportation; Echo Global Logistics; Forward Air; Heartland Express; Hub Group; JB Hunt; Kansas City Southern; Knight-Swift Transportation; Landstar System; Marten Transport; Old Dominion Freight Line; Saia; Schneider National; US Xpress; and YRC Worldwide. Our stock price was $39.22 as of December 31, 2020. This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 14, 2019, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of December 31, 2020, the Company had purchased 2,182,992 shares pursuant to the new authorization and had 2,817,008 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

The following table summarizes our stock repurchases during fourth quarter 2020 made pursuant to this authorization. The Company did not purchase any shares during fourth quarter 2020 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser”, as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2020	0	$—	0	4,017,008
November 1-30, 2020	732,659	$39.82	732,659	3,284,349
December 1-31, 2020	467,341	$39.68	467,341	2,817,008
Total	1,200,000	$39.77	1,200,000	2,817,008

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of Part II of this Form 10-K.

(In thousands, except per share amounts)	2020	2019	2018	2017	2016
Operating revenues	$2,372,178	$2,463,701	$2,457,914	$2,116,737	$2,008,991
Net income (1)	169,078	166,944	168,148	202,889	79,129
Diluted earnings per share (1)	2.44	2.38	2.33	2.80	1.09
Cash dividends declared per share (2)	0.36	4.11	0.34	0.27	0.24
Total assets	2,156,676	2,143,864	2,083,504	1,807,991	1,793,003
Total debt	200,000	300,000	125,000	75,000	180,000
Stockholders’ equity (1)	1,195,040	1,111,008	1,264,753	1,184,782	994,787
Book value per share (1) (3)	17.59	16.04	17.95	16.36	13.78
Return on average stockholders’ equity (1) (4)	14.7%	14.6%	13.7%	19.5%	8.2%
Return on average total assets (1) (5)	8.0%	7.8%	8.7%	11.5%	4.7%
Operating ratio (consolidated) (6)	90.4%	90.8%	90.9%	93.2%	93.7%
(1)Includes the $110.5 million, or $1.52 per diluted share, non-cash reduction in income tax expense in 2017 resulting from the revaluation of net deferred income tax liabilities due to the Tax Cuts and Jobs Act of 2017. Excluding this item, return on average total assets was 5.3%, and return on average stockholders’ equity was 9.0% for 2017. Management believes the exclusion of the tax reform benefit provides a more useful comparison of the Company’s performance from period to period.
(2)Includes a $3.75 per share special dividend declared in May 2019.
(3)Stockholders’ equity divided by common shares outstanding as of the end of the period. Book value per share indicates the dollar value remaining for common shareholders if all assets were liquidated at recorded amounts and all debts were paid at recorded amounts.
(4)Net income expressed as a percentage of average stockholders’ equity. Return on equity is a measure of a corporation’s profitability relative to recorded shareholder investment.
(5)Net income expressed as a percentage of average total assets. Return on assets is a measure of a corporation’s profitability relative to recorded assets.
(6)Operating expenses expressed as a percentage of operating revenues. Operating ratio is a common measure used in the trucking industry to evaluate profitability.

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
•Cautionary Note Regarding Forward-Looking Statements
•Overview
•COVID-19
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Off-Balance Sheet Arrangements
•Critical Accounting Estimates
•Inflation

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for 2020 to 2019, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

COVID-19:
The COVID-19 pandemic, declared March 11, 2020, has profoundly impacted the U.S. economy. During the pandemic, the transportation industry has been designated by the U.S. government as an essential industry for keeping the U.S. supply chain moving. We are working hard to stay healthy while safely delivering our customers’ freight on time. Our leadership team meets frequently to address issues related to customers, freight, drivers, safety, staffing, human resources, and costs and provides regular updates to all our associates. Throughout our offices and terminal network, we are closely following the safety guidelines set forth by the Centers for Disease Control and Prevention (CDC) and World Health Organization (WHO), including hygiene and social distancing. We made and intend to continue making significant investments in personal protective products to keep our associates safe, and over half of our office associates continue working from home. We introduced Werner-specific associate relief plans to provide rapid and needed assistance to those Werner associates affected by the virus.
Over the past several years, we have repositioned Werner to increase our ability to execute through different macroeconomic environments. We believe our freight base, which is heavily weighted toward customers delivering essential products that are continually being restocked in today’s economy, is enabling us to more effectively manage through the difficult economic environment created by the pandemic. Revenues from our top 100 customers were 87% of our total revenues in 2020, and 64% of those revenues were from the discount retail, home improvement retail, food and beverage and consumer packaged goods verticals.
Our results in 2020 reflect lower freight demand in the first half of the year and strong freight market conditions in the second half of the year in a rapidly recovering economy and tight driver market. Despite the challenges created by COVID-19, we believe we proactively managed and adapted our fleet and cost structure without compromising service.
While there remain significant uncertainties related to COVID-19 and its effect on the economy, we believe that demand for our services will be strong in 2021. We performed a customer industry and financial risk assessment on our 100 largest customers shortly after the pandemic declaration. While our financial risk has increased since the pandemic began, we believe we have a relatively lower level of financial risk with the predominance of financially stronger companies in our customer base as well as a lower overall industry risk due to our focus on industries delivering essential products.

At the end of 2020, we believe we are well positioned with a strong balance sheet and sufficient liquidity. Our debt is low at $200 million, or a net debt ratio of 0.3 times earnings before interest, income taxes, depreciation and amortization for the year ended December 31, 2020. We had available liquidity of $278 million, considering cash on hand and available credit facilities of $249 million. We also have sufficient cushion with our two debt covenants. We currently plan to continue paying our quarterly dividend, which we have paid quarterly since 1987. This cash outlay currently results in slightly more than $6 million per quarter. Net capital expenditures in 2021 currently are expected to be in the range of $275 million to $300 million.
We do not currently expect the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted in March 2020, to have a material impact on our consolidated financial statements. Under the CARES Act, we deferred payment of certain employer payroll taxes for 2020, with 50% due December 31, 2021 and 50% due December 31, 2022. We also expect to utilize a provision allowing accelerated income tax depreciation for certain assets, which will not impact our effective tax rate. There have been a number of regulatory actions and waivers related to the COVID-19 pandemic, in an effort to keep the supply chain moving. We do not currently expect these collective changes to have a material impact on our consolidated financial statements.

Results of Operations:
The following table sets forth the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2020		2019		Percentage Change in Dollar Amounts
(Amounts in thousands)	$	%	$	%	%
Operating revenues	$2,372,178	100.0	$2,463,701	100.0	(3.7)

Operating expenses:
Salaries, wages and benefits	795,847	33.6	818,487	33.2	(2.8)
Fuel	157,124	6.6	235,928	9.6	(33.4)
Supplies and maintenance	175,842	7.4	182,909	7.4	(3.9)
Taxes and licenses	95,746	4.0	95,525	3.9	0.2
Insurance and claims	109,816	4.6	88,913	3.6	23.5
Depreciation	263,286	11.1	249,527	10.1	5.5
Rent and purchased transportation	519,184	21.9	549,438	22.3	(5.5)
Communications and utilities	14,474	0.6	15,303	0.6	(5.4)
Other	13,421	0.6	2,199	0.1	510.3
Total operating expenses	2,144,740	90.4	2,238,229	90.8	(4.2)

Operating income	227,438	9.6	225,472	9.2	0.9
Total other expense (income)	2,744	0.1	3,566	0.2	(23.1)
Income before income taxes	224,694	9.5	221,906	9.0	1.3
Income tax expense	55,616	2.4	54,962	2.2	1.2
Net income	$169,078	7.1	$166,944	6.8	1.3

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	2020		2019
TTS segment (amounts in thousands)	$	%	$	%	% Chg
Trucking revenues, net of fuel surcharge	$1,667,394		$1,652,663		0.9%
Trucking fuel surcharge revenues	158,611		234,366		(32.3)%
Non-trucking and other operating revenues	17,204		22,747		(24.4)%
Operating revenues	1,843,209	100.0	1,909,776	100.0	(3.5)%
Operating expenses	1,621,202	88.0	1,707,116	89.4	(5.0)%
Operating income	$222,007	12.0	$202,660	10.6	9.5%

TTS segment	2020	2019	% Chg
Average tractors in service	7,757	7,969	(2.7)%
Average revenues per tractor per week (1)	$4,134	$3,988	3.7%
Total tractors (at year end)
Company	7,390	7,460	(0.9)%
Independent contractor	440	540	(18.5)%
Total tractors	7,830	8,000	(2.1)%
Total trailers (at year end)	23,125	22,700	1.9%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$694,868	$738,510	(5.9)%
Average tractors in service	3,096	3,376	(8.3)%
Total tractors (at year end)	2,885	3,370	(14.4)%
Average percentage of empty miles	12.06%	12.01%	0.4%
Average revenues per tractor per week (1)	$4,315	$4,207	2.6%
Average % change in revenues per total mile (1)	0.9%	(2.1)%
Average % change in total miles per tractor per week	1.6%	(3.1)%
Average completed trip length in miles (loaded)	852	848	0.5%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$972,526	$914,153	6.4%
Average tractors in service	4,661	4,593	1.5%
Total tractors (at year end)	4,945	4,630	6.8%
Average revenues per tractor per week (1)	$4,012	$3,827	4.8%

(1)Net of fuel surcharge revenues

The following tables set forth the Werner Logistics segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	2020		2019
Werner Logistics segment (amounts in thousands)	$	%	$	%	% Chg
Operating revenues	$469,791	100.0	$489,729	100.0	(4.1)%
Rent and purchased transportation expense	407,308	86.7	411,506	84.0	(1.0)%
Gross margin	62,483	13.3	78,223	16.0	(20.1)%
Other operating expenses	56,478	12.0	61,935	12.7	(8.8)%
Operating income	$6,005	1.3	$16,288	3.3	(63.1)%

Werner Logistics segment	2020	2019	% Chg
Average tractors in service	31	36	(13.9)%
Total tractors (at year end)	31	33	(6.1)%
Total trailers (at year end)	1,275	1,445	(11.8)%
2020 Compared to 2019
Operating Revenues
Operating revenues decreased 3.7% in 2020 compared to 2019. When comparing 2020 to 2019, TTS segment revenues decreased $66.6 million, or 3.5%. Revenues for the Werner Logistics segment decreased $19.9 million or 4.1%.
During the first two months of 2020, freight demand in our One-Way Truckload fleet was seasonally normal and slightly below the same period in 2019. We experienced short-lived strengthened demand immediately following the COVID-19 pandemic declaration by WHO on March 11, which weakened in early second quarter 2020 due to some customers temporarily closing or significantly curtailing their businesses. In the second half of 2020, after businesses began to reopen, freight demand was strong and improved throughout the period. In our Dedicated fleet, freight demand was strong throughout 2020, as approximately three-quarters of our Dedicated revenues are with essential products customers. Freight demand in One-Way Truckload has continued to be stronger than normal so far in 2021.
Trucking revenues, net of fuel surcharge, increased 0.9% in 2020 compared to 2019 due to a 3.7% increase in average revenues per tractor per week, net of fuel surcharge, partially offset by a 2.7% decrease in the average number of tractors in service. We attribute the increase in average revenues per tractor per week to higher average revenues per total mile. The increase in average revenues per total mile was due to relative strength in Dedicated pricing and a stronger than expected peak season for the One-Way Truckload fleet. We currently expect average revenues per total mile for the One-Way Truckload fleet to remain strong for the first half of 2021 and to increase in a range of 7% to 10% when compared to the first half of 2020, and we expect Dedicated average revenues per truck per week to increase in a range of 3% to 5% in the first half of 2021 compared to the first half of 2020.
The average number of tractors in service in the TTS segment decreased 2.7% to 7,757 in 2020 compared to 7,969 in 2019. We ended 2020 with 7,830 tractors in the TTS segment, a year-over-year decrease of 170 trucks. The decrease in the average number of tractors in service was anticipated during the early stages of COVID-19 as (i) we aligned our fleet to adjust to reduced demand, (ii) we had delayed implementations of Dedicated fleet start-ups, and (iii) we expected lower numbers of students at driving schools due to COVID-19 social distancing requirements and state licensing cutbacks, which limits the number of placement drivers entering our career track program. Our number of tractors in service increased during the second half of 2020 as (i) demand strengthened, (ii) Dedicated fleets were implemented, and (iii) driving schools adapted to operations during the pandemic. Our Dedicated unit ended 2020 with 4,945 trucks (or 63% of our total TTS segment fleet) compared to 4,630 trucks at the end of 2019. We currently expect our fleet size at the end of 2021 to be in a range of a 1% to 3% higher when compared to the fleet size at year-end 2020. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues decreased 32.3% to $158.6 million in 2020 from $234.4 million in 2019 because of lower average fuel prices in 2020. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its four operating units and exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $0.1 million in 2020 and $0.2 million in 2019 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenues by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics revenues decreased 4.1% to $469.8 million in 2020 from $489.7 million in 2019 due primarily to lower Truckload Logistics revenues (61% of total logistics revenues). The Werner Logistics gross margin dollars decreased 20.1% to $62.5 million in 2020 from $78.2 million in 2019, and the Werner Logistics gross margin percentage decreased to 13.3% in 2020 from 16.0% in 2019. The Werner Logistics operating income percentage decreased to 1.3% in 2020 from 3.3% in 2019, as the percentage decline in gross profit exceeded the percentage decline in other operating expenses. The gross margin decrease was due primarily to a softer freight market in the first half of 2020 and the unprecedented large and rapid rise in spot truckload rates in the second half of 2020 which significantly increased the cost of capacity for contractual brokerage shipments. During third quarter 2020, we addressed customer pricing for many of our contractual brokerage accounts, which resulted in sequential improvement from third quarter 2020 to fourth quarter 2020 in both our gross margin percentage and operating margin percentage.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.4% in 2020 compared to 90.8% in 2019. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 16 through 18 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits decreased $22.6 million or 2.8% in 2020 compared to 2019 and increased 0.4% as a percentage of operating revenues. The lower dollar amount of salaries, wages and benefits expense in 2020 was due primarily to lower fringe benefits and having fewer placement drivers, both of which were impacted by COVID-19. Our workers’ compensation costs improved, and we incurred lower group health insurance costs which we believe is a temporary effect of COVID-19. These decreases were partially offset by higher driver pay rates in 2020. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 11.6% from 2020 to 2019.
We renewed our workers’ compensation insurance coverage on April 1, 2020 and assumed additional risk exposure by increasing our self-insurance retention from $1.0 million to $2.0 million per claim as of April 1, 2020. As a result of the higher self-insured retention, our workers’ compensation insurance premiums for the policy year beginning April 2020 are $0.8 million lower than the premiums for the previous policy year.
The competitive driver recruiting market further intensified throughout 2020, as the improving freight market in the second half of the year caused increased competition for the finite number of experienced drivers that meet our hiring standards. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, particularly considering COVID-19 constraints, aging truck driver demographics and increased truck safety regulations. We continued to take significant actions to strengthen our driver recruiting and retention to make Werner a preferred choice for the best drivers, including raising driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. These efforts continued to have positive results on our driver retention. In January 2021, we implemented driver pay increases of approximately $10 million annually in our One-Way Truckload fleet, and we are implementing pay increases as needed in Dedicated. We expect our total TTS driver pay increases to total $16 million to $18 million in 2021. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel decreased $78.8 million or 33.4% in 2020 compared to 2019 and decreased 3.0% as a percentage of operating revenues due to lower average diesel fuel prices and approximately 4.5 million fewer company truck miles in 2020. Average diesel fuel prices, excluding fuel taxes, for the full year 2020 were 69 cents per gallon lower than the full year 2019, a 34% decrease.
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
Through February 19, the average diesel fuel price per gallon in 2021 was approximately 11 cents lower than the average diesel fuel price per gallon in the same period of 2020 and approximately 9 cents higher than the average for first quarter 2020.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2020, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance decreased $7.1 million or 3.9% in 2020 compared to 2019 and was flat as a percentage of operating revenues. The lower dollar amount of supplies and maintenance expense was due primarily to lower travel and entertainment costs resulting from COVID-19 restrictions, as well as lower driver and placement driver-related expenses.
Insurance and claims increased $20.9 million or 23.5% in 2020 compared to 2019 and increased 1.0% as a percentage of operating revenues, due primarily to higher expense for new large dollar claims and higher liability insurance premiums of $3.8 million. In January 2020, one of our trucks was involved in a serious accident. We self-insure for the first $10.0 million of liability coverage for this policy period, and have appropriate excess liability coverage with insurance carriers above that amount. As a result, we recorded $10.0 million of insurance and claims expense in 2020 for this accident. We also incurred insurance and claims expense of $4.9 million in 2020 and $3.9 million in 2019 for accrued interest related to a previously-disclosed adverse jury verdict rendered on May 17, 2018, which we are appealing (see Note 9 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K). Interest is accrued at $0.4 million per month, until such time as the outcome of our appeal is finalized, excluding the months of June and July 2019 when the plaintiffs requested an extension of time to respond to our appeal. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
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
Depreciation increased $13.8 million or 5.5% in 2020 compared to 2019 and increased 1.0% as a percentage of operating revenues. During first quarter 2020, we changed the estimated life of certain trucks expected to be sold in 2020 to more rapidly depreciate these trucks to their estimated residual values due to the weak used truck market. These trucks continued to depreciate at the same higher rate per truck until the trucks were sold. The effect of this change in accounting estimate increased 2020 depreciation expense by $9.6 million. Information technology and communication infrastructure upgrades also added to the higher depreciation expense in 2020.
The average age of our truck fleet remains low by industry standards and was 2.0 years as of December 31, 2020, and the average age of our trailers was 4.0 years. We continued to invest in new trucks and trailers and our terminals in 2020 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. We currently intend to maintain the average age of our truck and trailer fleet at or near current levels.
Rent and purchased transportation expense decreased $30.3 million or 5.5% in 2020 compared to 2019 and decreased 0.4% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense decreased $4.2 million as a result of lower logistics revenues and increased to 86.7% of Werner Logistics revenues in 2020 from 84.0% in 2019, due primarily to the unprecedented large and rapid rise in spot truckload rates in the second half of 2020, which significantly increased the cost of capacity for contractual brokerage shipments.
Rent and purchased transportation expense for the TTS segment decreased $26.1 million in 2020 compared to 2019. This decrease is due primarily to lower payments to independent contractors in 2020 compared to 2019, resulting from 15.1 million fewer independent contractor miles driven in 2020. Lower average diesel fuel prices in 2020 also resulted in a lower per-mile settlement rate for independent contractors. Independent contractor miles as a percentage of total miles were 8.3% in 2020 and 9.9% in 2019. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.
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
Other operating expenses increased $11.2 million in 2020 compared to 2019 and increased 0.5% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $11.3 million in 2020, compared to $21.6 million in 2019, including $3.4 million from sales of real estate in 2019. In 2020, we sold more trucks and fewer trailers than in 2019. We realized significantly lower average gains per truck and slightly lower average gains per trailer sold in 2020 compared to 2019. We experienced low demand for our used equipment in the first half of 2020. Pricing in the market for our used trucks began to improve in third quarter 2020 and continued to improve through the end of 2020. We currently expect gains on sales of equipment in 2021 to improve and to be in the range of $12 million to $15 million. Increased costs associated with software consultant services also contributed to the increase in other operating expenses from 2019 to 2020.
Other Expense (Income)
Other expense (income) decreased $0.8 million in 2020 compared to 2019. Interest expense decreased $2.6 million in 2020 compared to 2019 due to lower average outstanding debt and was partially offset by lower interest income due to lower variable interest rates in 2020.
Income Tax Expense
Income tax expense increased $0.7 million in 2020 compared to 2019, due to slightly higher pre-tax income. Our effective income tax rate was 24.8% for both 2020 and 2019. We currently estimate our full year 2021 effective income tax rate to be approximately 24.5% to 25.5%.
2019 Compared to 2018
For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2019 to the fiscal year ended December 31, 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on February 27, 2020.
Liquidity and Capital Resources:
During the year ended December 31, 2020, we generated cash flow from operations of $445.9 million, compared to $426.6 million during the year ended December 31, 2019. This increase in net cash provided by operating activities primarily resulted from deferring payment of 2020 employer payroll taxes totaling approximately $29.3 million as permitted under the CARES Act, partially offset by higher income tax payments. We were able to make net capital expenditures, repay debt, pay dividends, and repurchase stock with the net cash provided by operating activities and existing cash balances, supplemented by short-term borrowings under our existing credit facilities.

Net cash used in investing activities decreased to $263.3 million during 2020 from $272.3 million during 2019. Net property additions (primarily revenue equipment) were $266.2 million for the year ended December 31, 2020, compared to $283.9 million during the same period of 2019. We currently estimate net capital expenditures (primarily revenue equipment) in 2021 to be in the range of $275 million to $300 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary. As of December 31, 2020, we were committed to property and equipment purchases of approximately $131.3 million.
Net financing activities used $186.0 million in 2020 and used $155.2 million in 2019. During the year ended December 31, 2020, we borrowed $40.0 million of short-term debt and repaid $140.0 million of debt. Our outstanding debt at December 31, 2020 totaled $200.0 million. During 2019, we borrowed $275.0 million and repaid $100.0 million of long-term debt. We paid dividends of $24.9 million in 2020 and $286.2 million in 2019, including the $261.1 million ($3.75 per share) special dividend in 2019 and quarterly dividends in both years.
Financing activities for 2020 also included common stock repurchases of 1,482,992 shares at a cost of $56.5 million. 1,300,000 shares were repurchased in 2019 at a cost of $42.3 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends upon economic and stock market conditions and other factors. On May 14, 2019, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of December 31, 2020, the Company had purchased 2,182,992 shares pursuant to the new authorization and had 2,817,008 shares remaining available for repurchase.
Management believes our financial position at December 31, 2020 is strong. As of December 31, 2020, we had $29.3 million of cash and cash equivalents and nearly $1.2 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of December 31, 2020, we had a total of $500.0 million of borrowing capacity under two credit facilities (see Note 5 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for information regarding our credit agreements as of December 31, 2020), of which we had borrowed $200.0 million. Subsequent to the end of the year, in January 2021, we repaid $25.0 million of debt. The remaining $300.0 million of credit available under these facilities at December 31, 2020 is reduced by the $50.9 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our credit facilities will provide sufficient funds for our planned operating and capital needs for the foreseeable future.
Contractual Obligations and Commercial Commitments:
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2020.
Payments Due by Period

(Amounts in millions)	Total	Less than 1 year (2021)	1-3 years (2022-2023)	3-5 years (2024-2025)	More than 5 years (After 2025)	Period Unknown
Contractual Obligations
Unrecognized tax benefits	$2.4	$—	$—	$—	$—	$2.4
Long-term debt, including current maturities	200.0	25.0	—	175.0	—	—
Interest payments on debt	12.7	3.8	7.5	1.4	—	—
Operating leases	11.1	3.7	4.5	2.4	0.5	—
Property and equipment purchase commitments	131.3	131.3	—	—	—	—
Total contractual cash obligations	$357.5	$163.8	$12.0	$178.8	$0.5	$2.4
Other Commercial Commitments
Unused lines of credit	$249.1	$—	$—	$249.1	$—	$—
Stand-by letters of credit	50.9	50.9	—	—	—	—
Total commercial commitments	$300.0	$50.9	$—	$249.1	$—	$—
Total obligations	$657.5	$214.7	$12.0	$427.9	$0.5	$2.4

See the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for information regarding our credit agreements (Note 5), our leasing arrangements (Note 3), and our purchase commitments (Note 9). As of December 31, 2020, we had recorded a $2.4 million liability for unrecognized tax benefits. We are unable to reasonably determine when the $2.4 million categorized as “period unknown” will be settled.
Off-Balance Sheet Arrangements:
In 2020, we did not have any arrangements that meet the definition of an off-balance sheet arrangement.
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
Estimates of accrued liabilities for insurance and claims for bodily injury, property damage and workers’ compensation is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements. The accruals for bodily injury, property damage and workers’ compensation (current and non-current) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, we make judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity, and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. An independent actuary reviews our calculation of the undiscounted self-insurance reserves for bodily injury and property damage claims and workers’ compensation claims at year-end. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of December 31, 2020, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
In 2020, we conducted business in several foreign countries, including Mexico, Canada, and China. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $2.9 million in 2020 and foreign currency translation gains were $2.0 million in 2019 and were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 19.95 Pesos to $1.00 at December 31, 2020 compared to 18.85 Pesos to $1.00 at December 31, 2019.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $150 million of debt outstanding at December 31, 2020, for which the interest rate is effectively fixed at 2.34% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. We had $50 million of variable rate debt outstanding at December 31, 2020. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR (see Contractual Obligations and Commercial Commitments). Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by approximately $0.5 million.
Due to uncertainty surrounding the suitability and sustainability of the London Interbank Offered Rate (LIBOR), central banks and global regulators have called for financial market participants to prepare for the discontinuation of LIBOR. On November 30, 2020, ICE Benchmark Administration announced its intention to consult on ceasing publication of one-week and two-month settings of the USD LIBOR benchmark at the end of December 2021, and ceasing publication of the remaining overnight and one-, three-, six- and 12-month USD LIBOR settings at the end of June 2023. LIBOR is a widely-referenced benchmark rate, and our unsecured credit facilities are referenced to LIBOR. We are communicating with our banks regarding the eventual transition to a new benchmark rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Werner Enterprises, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule II listed in the Index in Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
    Evaluation of insurance and claims accruals
As discussed in Note 1 to the consolidated financial statements, the Company estimates the insurance and claims accruals related to (1) cargo loss and damage, (2) bodily injury and property damage, (3) group health, and (4) workers’ compensation claims not covered by insurance. The Company’s current and non-current insurance and claims accruals were $76.9 million and $231.6 million, respectively. The accruals specifically for bodily injury, property damage, and workers’ compensation are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, the Company makes judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. The Company has an independent actuary review their calculation of these undiscounted insurance and claims accruals.
We identified the evaluation of the Company’s insurance and claims accruals related to bodily injury, property damage, and workers’ compensation claims not covered by insurance as a critical audit matter. Specifically, evaluating the loss development factors used to determine these insurance and claims accruals involved a high degree of complexity and subjectivity. In addition, specialized skills were needed to evaluate the Company’s models to calculate these undiscounted insurance and claims accruals.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to these insurance and claims accruals, including controls related to the determination of loss development factors used to determine these insurance and claims accruals. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•assessing the models used by the Company to determine these insurance and claims accruals for consistency with generally accepted actuarial standards
•assessing the determination of loss development factors used in the models for consistency with historical Company data and industry, regulatory, and company-specific trends
•developing an independent expectation of the Company’s insurance and claims accruals and comparing to the Company’s estimate.
We tested historical claims paid and claims reported, but not paid, that are used as an input to the Company’s models to calculate these insurance and claims accruals for consistency with data used in the prior year. We tested actual claims paid and claims reported, but not paid, for the current year that are used as an input to the Company’s models to calculate these insurance and claims accruals for consistency with the Company’s actual claims paid and claims reported, but not paid. We compared the Company’s prior period insurance and claims accruals to actual claims in the current period to assess the Company’s ability to accurately estimate costs.

/s/ KPMG LLP

We have served as the Company’s auditor since 1999.
Omaha, Nebraska
February 24, 2021

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Operating revenues	$2,372,178	$2,463,701	$2,457,914
Operating expenses:
Salaries, wages and benefits	795,847	818,487	781,064
Fuel	157,124	235,928	254,564
Supplies and maintenance	175,842	182,909	185,074
Taxes and licenses	95,746	95,525	87,318
Insurance and claims	109,816	88,913	98,133
Depreciation	263,286	249,527	230,151
Rent and purchased transportation	519,184	549,438	589,002
Communications and utilities	14,474	15,303	16,063
Other	13,421	2,199	(7,670)
Total operating expenses	2,144,740	2,238,229	2,233,699
Operating income	227,438	225,472	224,215
Other expense (income):
Interest expense	4,215	6,854	2,695
Interest income	(1,634)	(3,326)	(2,737)
Other	163	38	376
Total other expense (income)	2,744	3,566	334
Income before income taxes	224,694	221,906	223,881
Income tax expense	55,616	54,962	55,733
Net income	$169,078	$166,944	$168,148
Earnings per share:
Basic	$2.45	$2.40	$2.35
Diluted	$2.44	$2.38	$2.33
Weighted-average common shares outstanding:
Basic	69,018	69,567	71,694
Diluted	69,427	70,026	72,057
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2020	2019	2018
Net income	$169,078	$166,944	$168,148
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,867)	1,996	(493)
Change in fair value of interest rate swaps, net of tax	(5,238)	(651)	255
Other comprehensive income (loss)	(8,105)	1,345	(238)
Comprehensive income	$160,973	$168,289	$167,910
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$29,334	$26,418
Accounts receivable, trade, less allowance of $8,686 and $7,921, respectively	341,104	322,846
Other receivables	23,491	52,221
Inventories and supplies	12,062	9,243
Prepaid taxes, licenses and permits	17,231	16,757
Other current assets	33,694	38,849
Total current assets	456,916	466,334
Property and equipment, at cost:
Land	72,103	63,244
Buildings and improvements	253,708	199,734
Revenue equipment	1,798,511	1,812,186
Service equipment and other	281,013	268,372
Total property and equipment	2,405,335	2,343,536
Less – accumulated depreciation	862,077	817,260
Property and equipment, net	1,543,258	1,526,276
Other non-current assets	156,502	151,254
Total assets	$2,156,676	$2,143,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,263	$94,634
Current portion of long-term debt	25,000	75,000
Insurance and claims accruals	76,917	69,810
Accrued payroll	35,594	38,347
Accrued expenses	25,032	11,072
Other current liabilities	28,208	19,977
Total current liabilities	274,014	308,840
Long-term debt, net of current portion	175,000	225,000
Other long-term liabilities	43,114	21,129
Insurance and claims accruals, net of current portion	231,638	228,218
Deferred income taxes	237,870	249,669
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 67,931,726 and 69,244,525 shares outstanding, respectively	805	805
Paid-in capital	116,039	112,649
Retained earnings	1,438,916	1,294,608
Accumulated other comprehensive loss	(22,833)	(14,728)
Treasury stock, at cost; 12,601,810 and 11,289,011 shares, respectively	(337,887)	(282,326)
Total stockholders’ equity	1,195,040	1,111,008
Total liabilities and stockholders’ equity	$2,156,676	$2,143,864
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$169,078	$166,944	$168,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	263,286	249,527	230,151
Deferred income taxes	(10,233)	16,401	37,694
Gain on disposal of property and equipment	(11,271)	(21,557)	(24,898)
Non-cash equity compensation	8,903	8,077	7,394
Insurance and claims accruals, net of current portion	3,420	14,188	26,570
Other	13,641	(3,360)	(4,774)
Changes in certain working capital items:
Accounts receivable, net	(18,258)	15,081	(33,753)
Other current assets	(7,390)	975	(9,979)
Accounts payable	(2,483)	(7,537)	7,559
Other current liabilities	37,216	(12,095)	14,047
Net cash provided by operating activities	445,909	426,644	418,159
Cash flows from investing activities:
Additions to property and equipment	(413,065)	(420,748)	(519,872)
Proceeds from sales of property and equipment	146,824	136,873	170,900
Investment in equity securities	(5,000)	—	—
Decrease in notes receivable	7,966	11,566	20,898
Issuance of notes receivable	—	—	(3,300)
Net cash used in investing activities	(263,275)	(272,309)	(331,374)
Cash flows from financing activities:
Repayments of short-term debt	(90,000)	—	(40,000)
Proceeds from issuance of short-term debt	40,000	—	40,000
Repayments of long-term debt	(50,000)	(100,000)	(20,000)
Proceeds from issuance of long-term debt	—	275,000	70,000
Change in net checks issued in excess of cash balances	—	—	(21,539)
Dividends on common stock	(24,888)	(286,190)	(23,013)
Repurchases of common stock	(56,521)	(42,301)	(72,165)
Tax withholding related to net share settlements of restricted stock awards	(4,553)	(1,899)	(1,371)
Stock options exercised	—	171	476
Net cash used in financing activities	(185,962)	(155,219)	(67,612)
Effect of exchange rate fluctuations on cash	(780)	396	(374)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,108)	(488)	18,799
Cash, cash equivalents and restricted cash, beginning of period	33,442	33,930	15,131
Cash, cash equivalents and restricted cash, end of period(1)	$29,334	$33,442	$33,930
Supplemental disclosures of cash flow information:
Interest paid	$4,415	$6,441	$2,690
Income taxes paid	54,173	49,599	11,355
Supplemental schedule of non-cash investing activities:
Notes receivable issued upon sale of property and equipment	$3,441	$6,764	$13,140
Change in fair value of interest rate swaps	(5,238)	(651)	255
Property and equipment acquired included in accounts payable	12,250	21,138	16,748
Property and equipment disposed included in other receivables	30	18,600	674
Dividends accrued but not yet paid at end of period	6,114	6,232	6,340

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$29,334	$26,418	$33,930
Restricted cash included in other current assets	—	7,024	—
Total cash, cash equivalents and restricted cash	$29,334	$33,442	$33,930
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2017	$805	$102,563	$1,267,871	$(15,835)	$(170,622)	$1,184,782
Comprehensive income	—	—	168,148	(238)	—	167,910
Purchase of 2,077,101 shares of common stock	—	—	—	—	(72,165)	(72,165)
Dividends on common stock ($0.34 cents per share)	—	—	(24,284)	—	—	(24,284)
Equity compensation activity, 109,852 shares	—	(2,502)	—	—	1,607	(895)
Non-cash equity compensation expense	—	7,394	—	—	—	7,394
Cumulative effect of accounting change	—	—	2,011	—	—	2,011
BALANCE, December 31, 2018	805	107,455	1,413,746	(16,073)	(241,180)	1,264,753
Comprehensive income	—	—	166,944	1,345	—	168,289
Purchase of 1,300,000 shares of common stock	—	—	—	—	(42,301)	(42,301)
Dividends on common stock ($4.11 per share)	—	—	(286,082)	—	—	(286,082)
Equity compensation activity, 102,552 shares	—	(2,883)	—	—	1,155	(1,728)
Non-cash equity compensation expense	—	8,077	—	—	—	8,077
BALANCE, December 31, 2019	805	112,649	1,294,608	(14,728)	(282,326)	1,111,008
Comprehensive income	—	—	169,078	(8,105)	—	160,973
Purchase of 1,482,992 shares of common stock	—	—	—	—	(56,521)	(56,521)
Dividends on common stock ($0.36 per share)	—	—	(24,770)	—	—	(24,770)
Equity compensation activity, 170,193 shares	—	(5,513)	—	—	960	(4,553)
Non-cash equity compensation expense	—	8,903	—	—	—	8,903
BALANCE, December 31, 2020	$805	$116,039	$1,438,916	$(22,833)	$(337,887)	$1,195,040
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Werner Enterprises, Inc. (the “Company”) is a truckload transportation and logistics company operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. For the years ended December 31, 2020, 2019 and 2018, our ten largest customers comprised 49%, 41% and 45%, respectively, of our revenues. Our largest customer, Dollar General, accounted for 12% of our total revenues in 2020. Revenues generated by Dollar General are reported in both of our reportable operating segments. No single customer generated more than 9% of our total revenues in 2019 and 2018.
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

During first quarter 2020, we changed the estimated life of certain trucks expected to be sold in 2020 to more rapidly depreciate the trucks to their estimated residual values due to the weak used truck market. The effect of this change in accounting estimate was a $9.6 million increase to 2020 depreciation expense. These trucks continued to depreciate at the same higher rate per truck, until all were sold in 2020.

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
Insurance and Claims Accruals: Insurance and claims accruals (both current and non-current) reflect the estimated cost (including estimated loss development, incurred-but-not-reported losses and loss adjustment expenses) for (i) cargo loss and damage, (ii) bodily injury and property damage, (iii) group health and (iv) workers’ compensation claims not covered by insurance. The costs for cargo, bodily injury and property damage insurance and claims are included in insurance and claims expense in the Consolidated Statements of Income; the costs of group health and workers’ compensation claims are included in salaries, wages and benefits expense. The insurance and claims accruals are recorded at the estimated ultimate payment amounts. The accruals for bodily injury, property damage and workers’ compensation are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, we make judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity, and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. Actual costs related to insurance and claims have not differed materially from estimated accrued amounts for all years presented. An independent actuary reviews our calculation of the undiscounted self-insurance reserves for bodily injury and property damage claims and workers’ compensation claims at year-end.
We renewed our liability insurance policies on August 1, 2020 and are now responsible for the first $10.0 million per claim on all claims with no annual aggregates. Our self-insured retention (“SIR”) and deductible amount was $3.0 million, with an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million, for policy years from August 1, 2017 through July 31, 2020, and we were also responsible for annual aggregate amounts of liability for claims in excess of the SIR/ deductible. We maintain liability insurance coverage with insurance carriers in excess of the $10.0 million per claim, to coverage levels that our management considers adequate. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage.
Our SIR for workers’ compensation claims increased from $1.0 million to $2.0 million per claim on April 1, 2020, with premium-based insurance coverage (issued by insurance companies) for claims exceeding this amount. We also maintain a $25.5 million bond for the State of Nebraska and a $13.4 million bond for our workers’ compensation insurance carrier.
Under these insurance arrangements, we maintained $39.0 million in letters of credit as of December 31, 2020.
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

	Years Ended December 31,
	2020	2019	2018
Net income	$169,078	$166,944	$168,148
Weighted average common shares outstanding	69,018	69,567	71,694
Dilutive effect of stock-based awards	409	459	363
Shares used in computing diluted earnings per share	69,427	70,026	72,057
Basic earnings per share	$2.45	$2.40	$2.35
Diluted earnings per share	$2.44	$2.38	$2.33

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
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2020, 2019 and 2018, comprehensive income consists of net income, foreign currency translation adjustments and change in fair value of interest rate swaps. The components of accumulated other comprehensive loss reported in the Consolidated Balance Sheets as of December 31, 2020, consisted of $17,198 of foreign currency translation adjustments and $5,635 related to our interest rate swaps.
New Accounting Pronouncements Adopted: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” to increase transparency and comparability by recognizing a right-of-use asset and a lease liability on the balance sheet and disclosing key information about leasing arrangements. On January 1, 2019, we adopted ASU No. 2016-02 and related amendments, which is also known as Accounting Standards Codification (“ASC”) Topic 842, using the transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented.

We elected the following practical expedients upon adoption of ASU No. 2016-02: not to reassess whether any existing contracts are or contain leases, not to reassess the lease classification for any existing leases, not to reassess initial direct costs for any existing leases and not to separately identify lease and non-lease components for all underlying classes of assets. Additionally, we made a short-term lease accounting policy election to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less. Adoption of the new standard resulted in recognition of right-of-use assets and corresponding lease liabilities of $8.7 million as of January 1, 2019. The new standard did not have a significant impact on the consolidated statement of income.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements,” which requires measurement and recognition of expected versus incurred credit losses for financial assets. We adopted ASU 2016-13 as of January 1, 2020. Upon adoption, this update had no effect on our financial position, results of operations and cash flows.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. As part of its disclosure framework project, the FASB has eliminated, amended and added disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. We adopted ASU 2018-13 as of January 1, 2020. Upon adoption, this update had no effect on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force),” which updates the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract to align with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 as of January 1, 2020. Upon adoption, this update had no effect on our financial position, results of operations and cash flows.
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

The following table presents our revenues disaggregated by revenue source (in thousands):

	Years Ended December 31,
	2020	2019	2018
Truckload Transportation Services	$1,843,209	$1,909,776	$1,881,323
Werner Logistics	469,791	489,729	518,078
Inter-segment eliminations	(107)	(243)	(1,149)
Transportation services	2,312,893	2,399,262	2,398,252
Other revenues	59,285	64,439	59,662
Total revenues	$2,372,178	$2,463,701	$2,457,914

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

	Years Ended December 31,
	2020	2019	2018
United States	$2,144,105	$2,191,560	$2,145,098
Mexico	149,438	197,470	233,116
Other	78,635	74,671	79,700
Total revenues	$2,372,178	$2,463,701	$2,457,914

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

During 2020 and 2019, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

Other Revenues
Other revenues include revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. These revenues are generally recognized over time and accounted for 2% of our total revenues in 2020 and 3% of our total revenues in 2019. Revenues from our driver training schools require us to make judgments regarding price concessions in determining the amount of revenues to recognize.

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At December 31, 2020 and 2019, the accounts receivable, trade, net, balance was $341.1 million and $322.8 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At December 31, 2020 and 2019, the balance of contract assets was $6.9 million and $5.9 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the balance sheet. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At December 31, 2020 and 2019, the balance of contract liabilities was $1.5 million and $1.3 million, respectively. The amount of revenues recognized in 2020 that was included in the December 31, 2019 contract liability balance was $1.3 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.

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
Operating leases are included in the other non-current assets, other current liabilities and other long-term liabilities on the consolidated balance sheets. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using our incremental borrowing rate because the rate implicit in each lease in not readily determinable. We have certain contracts for real estate that may contain lease and non-lease components which we have elected to treat as a single lease component. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is reported in rent and purchased transportation on the consolidated statements of income.

The following table presents information about the amount, timing and uncertainty of cash flows arising from our operating leases as of December 31, 2020.

(In thousands)	December 31, 2020
Maturity of Lease Liabilities
2021	$3,696
2022	2,772
2023	1,748
2024	1,404
2025	969
Thereafter	473
Total undiscounted operating lease payments	$11,062
Less: Imputed interest	(692)
Present value of operating lease liabilities	$10,370

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$9,951

Current lease liabilities (recorded in other current liabilities)	$3,421
Long-term lease liabilities (recorded in other long-term liabilities)	6,949
Total operating lease liabilities	$10,370

Other Information
Weighted-average remaining lease term for operating leases	3.82 years
Weighted-average discount rate for operating leases	3.3%

Cash Flows
An initial right-of-use asset of $8.7 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on January 1, 2019. During the years ended December 31, 2020 and December 31, 2019, additional right-of-use assets of $2.8 million and $6.1 million were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $3.9 million and $3.8 million during the years ended December 31, 2020 and December 31, 2019, respectively, and is included in operating cash flows.

Operating Lease Expense
Operating lease expense was $6.8 million and $8.5 million during the years ended December 31, 2020 and December 31, 2019, respectively. This expense included $3.8 million for long-term operating leases for both years ended December 31, 2020 and December 31, 2019, respectively, with the remainder for variable and short-term lease expense.

Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues for the years ended December 31, 2020 and December 31, 2019 were $12.6 million and $13.9 million, respectively. The following table presents information about the maturities of these operating leases as of December 31, 2020.

(In thousands)	December 31, 2020
2021	$9,210
2022	493
2023	—
2024	—
2025	—
Thereafter	—
Total	$9,703
(4) INVESTMENTS
Investment in Mastery Logistics Systems, Inc.
On November 19, 2020, we entered into a strategic partnership with Mastery Logistics Systems, Inc. (“MLSI”), a transportation technology development company, which included an agreement that allows us to purchase a non-controlling interest in MLSI. We are collaborating with MLSI to develop a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. In the year ended December 31, 2020, we paid MLSI $5.0 million for shares of preferred stock of MLSI which represent approximately 5% ownership in MLSI. This investment is being accounted for under ASC 321, Investments - Equity Securities and is recorded in other noncurrent assets on the consolidated balance sheet. As of December 31, 2020, no events have occurred that would indicate that the value of our investment in MLSI has changed.
Subsequent Event - Investment in TuSimple
On January 8, 2021, we made an equity investment in TuSimple, an autonomous trucking technology company. Our non-controlling interest will be accounted for under ASC 321, Investments - Equity Securities.
(5) CREDIT FACILITIES
As of December 31, 2020, we had unsecured committed credit facilities with two banks. We had with Wells Fargo Bank, N.A. a $300.0 million credit facility which will expire on May 14, 2024. On October 20, 2020, we amended our agreement with Wells Fargo Bank, N.A. to increase the maximum amount of outstanding letters of credit. We also had a $200.0 million credit facility with BMO Harris Bank N.A., which will expire on May 14, 2024. Our unsecured line of credit with U.S. Bank, N.A. expired on July 13, 2020. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”).
As of December 31, 2020 and 2019, our outstanding debt totaled $200.0 million and $300.0 million, respectively. We had $50.0 million outstanding under the credit facilities at a weighted average variable interest rate of 0.82% as of December 31, 2020. We had (i) an additional $75.0 million outstanding under the Wells Fargo Bank, N.A. credit facility at a variable rate of 0.83% as of December 31, 2020, which is effectively fixed at 2.32% with an interest rate swap agreement through May 14, 2024 and (ii) an additional $75.0 million outstanding under the BMO Harris Bank N.A. credit facility at a variable rate of 0.85% as of December 31, 2020, which is effectively fixed at 2.36% with an interest rate swap agreement through May 14, 2024. Subsequent to the end of the year, in January 2021, we repaid $25.0 million of debt, which we classified as current in the Consolidated Balance Sheets. The $500.0 million of borrowing capacity under our credit facilities at December 31, 2020, is further reduced by $50.9 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At December 31, 2020, we were in compliance with these covenants.

At December 31, 2020, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2021	$25,000
2022	—
2023	—
2024	175,000
2025	—
Total	$200,000
The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.
(6) NOTES RECEIVABLE
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

	December 31,
	2020	2019
Independent contractor notes receivable	$10,335	$15,011
Other notes receivable	9,425	9,805
Notes receivable	19,760	24,816
Less current portion	3,807	5,695
Notes receivable – non-current	$15,953	$19,121
We also provide financing to some individuals who attended our driver training schools. The student notes receivable are included in other receivables and other non-current assets in the Consolidated Balance Sheets. At December 31, student notes receivable consisted of the following (in thousands):

	December 31,
	2020	2019
Student notes receivable	$60,081	$61,078
Allowance for doubtful student notes receivable	(19,448)	(21,317)
Total student notes receivable, net of allowance	40,633	39,761
Less current portion, net of allowance	12,216	11,152
Student notes receivable – non-current	$28,417	$28,609
(7) INCOME TAXES
Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$53,297	$29,102	$7,428
State	12,106	9,547	9,841
Foreign	446	(88)	770
	65,849	38,561	18,039
Deferred:
Federal	(8,988)	15,094	37,284
State	(1,245)	1,307	410
	(10,233)	16,401	37,694
Total income tax expense	$55,616	$54,962	$55,733

The effective income tax rate differs from the federal corporate tax rate of 21% in 2020, 2019, and 2018 as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Tax at statutory rate	$47,186	$46,600	$47,015
State income taxes, net of federal tax benefits	8,580	8,575	8,098
Non-deductible meals and entertainment	903	1,117	1,044
Income tax credits	(1,200)	(1,600)	(1,800)
Equity compensation	(821)	(207)	(312)
Other, net	968	477	1,688
Total income tax expense	$55,616	$54,962	$55,733

At December 31, deferred income tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Insurance and claims accruals	$54,913	$48,537
Compensation-related accruals	16,054	8,067
Allowance for uncollectible accounts	4,070	3,690
Other	5,374	1,863
Gross deferred income tax assets	80,411	62,157
Deferred income tax liabilities:
Property and equipment	308,145	305,575
Prepaid expenses	6,333	4,928
Other	3,803	1,323
Gross deferred income tax liabilities	318,281	311,826
Net deferred income tax liability	$237,870	$249,669
Deferred income tax assets are more likely than not to be realized as a result of future taxable income and reversal of deferred income tax liabilities.
We recognized a $141 thousand decrease in the net liability for unrecognized tax benefits for the year ended December 31, 2020, and a $31 thousand decrease for the year ended December 31, 2019. We accrued interest expense of $0.1 million during 2020 and 2019, excluding from both years the reversal of accrued interest related to the adjustment of uncertain tax positions. If recognized, $1.8 million and $2.0 million of unrecognized tax benefits as of December 31, 2020 and 2019, respectively, would impact our effective tax rate. Interest of $0.4 million as of December 31, 2020 and 2019 has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next twelve months. The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2020 and 2019 are shown below (in thousands).

	December 31,
	2020	2019
Unrecognized tax benefits, beginning balance	$2,541	$2,577
Gross increases – tax positions in prior period	92	127
Gross increases – current period tax positions	220	222
Settlements	(490)	(385)
Unrecognized tax benefits, ending balance	$2,363	$2,541

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2017 and forward are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.
(8) EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS
Equity Plan
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of December 31, 2020, there were 6,707,107 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of December 31, 2020, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $10.4 million and is expected to be recognized over a weighted average period of 1.8 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Years Ended December 31,
	2020	2019	2018
Restricted awards:
Pre-tax compensation expense	$5,409	$4,943	$4,143
Tax benefit	1,379	1,258	1,056
Restricted stock expense, net of tax	$4,030	$3,685	$3,087
Performance awards:
Pre-tax compensation expense	$3,503	$3,156	$3,152
Tax benefit	893	803	804
Performance award expense, net of tax	$2,610	$2,353	$2,348
We do not have a formal policy for issuing shares for equity compensation. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2021.
Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. No stock option awards were outstanding as of December 31, 2020, and there were no stock option awards granted or exercised during the year ended December 31, 2020. No stock options were granted during the years ended December 31, 2019 or 2018, and the total intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was $136 thousand and $484 thousand, respectively.

Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 60 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the year ended December 31, 2020:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	369	$32.83
Granted	181	38.73
Vested	(137)	31.83
Forfeited	(46)	35.43
Nonvested at end of period	367	35.78
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
The total fair value of previously granted restricted awards vested during the years ended December 31, 2020, 2019, and 2018 was $5.4 million, $4.0 million, and $3.1 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.
Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, 36 months after the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the year ended December 31, 2020:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	327	$28.75
Granted	133	32.96
Vested	(151)	23.61
Forfeited	(47)	32.95
Nonvested at end of period	262	32.96
The 2020 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2020 to December 31, 2021. Shares earned based on cumulative diluted earnings per share may be capped based on absolute total shareholder return during the three-year period ended December 31, 2022. The 2020 performance awards will vest in one installment on the third anniversary from the grant date. The 2019 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2019 to December 31, 2020. Shares earned based on cumulative diluted earnings per share may be capped based on absolute total shareholder return during the three-year period ended December 31, 2021. The 2019 performance awards will vest in one installment on the third anniversary from the grant date. In January 2021, the Compensation Committee determined the 2018 fiscal year performance objectives were achieved at a level above the target level, and the additional shares earned above the target are included in the granted shares in the activity table above.

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
The vesting date fair value of the performance awards vested during the years ended December 31, 2020, 2019 and 2018 was $5.8 million, $1.2 million and $1.3 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.
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

2020	$283
2019	265
2018	239
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

2020	$4,748
2019	4,414
2018	2,615
Nonqualified Deferred Compensation Plan
The Executive Nonqualified Excess Plan (the “Excess Plan”) is our nonqualified deferred compensation plan for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2020, there were 45 participants in the Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants’ accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation is included in other long-term liabilities in the Consolidated Balance Sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the Consolidated Balance Sheets.
The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2020	2019
Accumulated benefit obligation	$11,321	$9,588
Aggregate market value	9,104	8,284

(9) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $131.3 million at December 31, 2020.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $23.6 million as of December 31, 2020, and $18.8 million as of December 31, 2019. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of December 31, 2020 and December 31, 2019.
The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.
We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. As of December 31, 2020, we had accrued for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal.
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
(10) RELATED PARTY TRANSACTIONS
The Company leases land from a trust in which the Company’s Chairman is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which are recorded as expenses in the Consolidated Statements of Income. The Company has made leasehold improvements to the land for facilities used for business meetings and customer promotion. The cost of these improvements was approximately $7.0 million, and the net book value (cost less accumulated depreciation) at December 31, 2020 was approximately $2.4 million.

(11) SEGMENT INFORMATION
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
The Werner Logistics segment generates the majority of our non-trucking revenues through four operating units that provide non-trucking services to our customers. These four Werner Logistics operating units are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; (iii) Werner Global Logistics international (“WGL”) provided complete management of global shipments from origin to destination using a combination of air, ocean, truck and rail transportation modes; and (iv) Werner Final Mile (“Final Mile”) offers home and business deliveries of large or heavy items using third-party agents with two associates operating a liftgate straight truck.
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
The following table summarizes our segment information (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenues
Truckload Transportation Services	$1,843,209	$1,909,776	$1,881,323
Werner Logistics	469,791	489,729	518,078
Other	57,276	61,850	56,903
Corporate	2,009	2,589	2,759
Subtotal	2,372,285	2,463,944	2,459,063
Inter-segment eliminations	(107)	(243)	(1,149)
Total	$2,372,178	$2,463,701	$2,457,914

Operating Income
Truckload Transportation Services	$222,007	$202,660	$202,581
Werner Logistics	6,005	16,288	20,378
Other	3,839	5,535	(453)
Corporate	(4,413)	989	1,709
Total	$227,438	$225,472	$224,215

Information about the geographic areas in which we conduct business is summarized below (in thousands) as of and for the years ended December 31, 2020, 2019 and 2018. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	2020	2019	2018
Revenues
United States	$2,144,105	$2,191,560	$2,145,098
Foreign countries
Mexico	149,438	197,470	233,116
Other	78,635	74,671	79,700
Total foreign countries	228,073	272,141	312,816
Total	$2,372,178	$2,463,701	$2,457,914

Long-lived Assets
United States	$1,506,862	$1,487,591	$1,452,532
Foreign countries
Mexico	36,222	38,428	34,741
Other	174	257	289
Total foreign countries	36,396	38,685	35,030
Total	$1,543,258	$1,526,276	$1,487,562
We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. Our largest customer, Dollar General, accounted for 12% of our total revenues in 2020. Revenues generated by Dollar General are reported in both of our reportable operating segments. No single customer generated more than 9% of our total revenues in 2019 and 2018.
(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020:
Operating revenues	$592,703	$568,959	$590,214	$620,302
Operating income	31,066	52,818	62,103	81,451
Net income	23,058	39,132	46,332	60,556
Basic earnings per share	0.33	0.57	0.67	0.88
Diluted earnings per share	0.33	0.56	0.67	0.88

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019:
Operating revenues	$596,117	$627,533	$618,264	$621,787
Operating income	48,019	58,442	53,357	65,654
Net income	36,086	43,318	39,044	48,496
Basic earnings per share	0.51	0.62	0.56	0.70
Diluted earnings per share	0.51	0.62	0.56	0.70

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No disclosure under this item was required within the two most recent fiscal years ended December 31, 2020, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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
Opinion on Internal Control Over Financial Reporting
We have audited Werner Enterprises, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II listed in the Index in Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Omaha, Nebraska
February 24, 2021

Changes in Internal Control over Financial Reporting
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During fourth quarter 2020, no information was required to be disclosed in a report on Form 8-K, but not reported.

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
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2020, information about compensation plans under which our equity securities are authorized for issuance:

			Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	629,038(1)	$0.00(2)	6,707,107

(1)Includes 628,788 shares to be issued upon vesting of outstanding restricted stock awards.
(2)As of December 31, 2020, we do not have any outstanding stock options.
We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

Exhibit Number	Description	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

4.1	Description of Common Stock	Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

10.1	Werner Enterprises, Inc. Amended and Restated Equity Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

10.2	Non-Employee Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020; Item 8.01 of the Company’s Current Report on Form 8-K dated May 12, 2020

10.3	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., restated	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.4	Named Executive Officer Compensation
Item 5.02 of the Company’s Current Report on Form 8-K dated February 11, 2019; Item 5.02 of the Company’s Current Report on Form 8-K dated February 13, 2020; Item 5.02 of the Company’s Current Report on Form 8-K dated April 15, 2020; Item 5.02 of the Company’s Current Report on Form 8-K dated February 11, 2021

10.5	Lease Agreement, as amended February 8, 2007, between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.6	License Agreement, dated February 8, 2007 between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.7	Form of Notice of Grant of Nonqualified Stock Option	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2007

10.8	Form of Restricted Stock Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2009

10.9	Form of Performance-Based Restricted Stock Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2014

10.10	Credit Agreement, dated May 14, 2019 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

10.11	Facility Letter Agreement, dated May 14, 2019 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

10.12	First Amendment to Credit Agreement, dated October 20, 2020 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

Exhibit Number	Description	Incorporated by Reference to:

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following audited financial information from Werner Enterprises’ Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, (iii) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, and (vi) the Notes to Consolidated Financial Statements as of December 31, 2020.
104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2021.

WERNER ENTERPRISES, INC.

By:	/s/ Derek J. Leathers

Derek J. Leathers Vice Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Clarence L. Werner	Chairman and Director	February 24, 2021
Clarence L. Werner

/s/ Derek J. Leathers	Vice Chairman, President, Chief Executive Officer and Director	February 24, 2021
Derek J. Leathers	(Principal Executive Officer)

/s/ Kenneth M. Bird, Ed.D.	Director	February 24, 2021
Kenneth M. Bird, Ed.D.

/s/ Patrick J. Jung	Director	February 24, 2021
Patrick J. Jung

/s/ Gerald H. Timmerman	Director	February 24, 2021
Gerald H. Timmerman

/s/ Diane K. Duren	Director	February 24, 2021
Diane K. Duren

/s/ Michael L. Gallagher	Director	February 24, 2021
Michael L. Gallagher

/s/ Jack A. Holmes	Director	February 24, 2021
Jack A. Holmes

/s/ Carmen A. Tapio	Director	February 24, 2021
Carmen A. Tapio

/s/ John J. Steele	Executive Vice President, Treasurer	February 24, 2021
John J. Steele	and Chief Financial Officer (Principal Financial Officer)

/s/ James L. Johnson	Executive Vice President, Chief Accounting Officer	February 24, 2021
James L. Johnson	and Corporate Secretary (Principal Accounting Officer)

SCHEDULE II
WERNER ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2020:
Allowance for doubtful accounts	$7,921	$2,261	$1,496	$8,686
Year ended December 31, 2019:
Allowance for doubtful accounts	$8,613	$219	$911	$7,921
Year ended December 31, 2018:
Allowance for doubtful accounts	$8,250	$672	$309	$8,613

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2020:
Allowance for doubtful student notes	$21,317	$16,529	$18,398	$19,448
Year ended December 31, 2019:
Allowance for doubtful student notes	$19,361	$19,834	$17,878	$21,317
Year ended December 31, 2018:
Allowance for doubtful student notes	$21,026	$17,858	$19,523	$19,361
See report of independent registered public accounting firm.