Form 10-Q
period 2021-03-31
WERNER ENTERPRISES INC
filed 2021-05-06
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, 67,918,148 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I
FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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
Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2020 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
	(Unaudited)
Operating revenues	$616,446	$592,703
Operating expenses:
Salaries, wages and benefits	204,853	205,997
Fuel	50,838	48,771
Supplies and maintenance	46,147	45,721
Taxes and licenses	23,233	22,850
Insurance and claims	22,056	36,064
Depreciation	63,951	68,837
Rent and purchased transportation	146,493	126,442
Communications and utilities	3,022	3,808
Other	(6,618)	3,147
Total operating expenses	553,975	561,637
Operating income	62,471	31,066
Other expense (income):
Interest expense	838	1,591
Interest income	(297)	(626)
Other	42	45
Total other expense (income)	583	1,010
Income before income taxes	61,888	30,056
Income taxes	15,396	6,998
Net income	$46,492	$23,058
Earnings per share:
Basic	$0.68	$0.33
Diluted	$0.68	$0.33
Weighted-average common shares outstanding:
Basic	67,932	69,253
Diluted	68,223	69,609
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2021	2020
	(Unaudited)
Net income	$46,492	$23,058
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,568)	(9,893)
Change in fair value of interest rate swaps, net of tax	1,303	(5,597)
Other comprehensive income (loss)	(265)	(15,490)
Comprehensive income	$46,227	$7,568
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,130	$29,334
Accounts receivable, trade, less allowance of $8,897 and $8,686, respectively	347,902	341,104
Other receivables	44,363	23,491
Inventories and supplies	11,919	12,062
Prepaid taxes, licenses and permits	12,876	17,231
Other current assets	32,719	33,694
Total current assets	532,909	456,916
Property and equipment	2,410,791	2,405,335
Less – accumulated depreciation	873,449	862,077
Property and equipment, net	1,537,342	1,543,258
Other non-current assets	159,275	156,502
Total assets	$2,229,526	$2,156,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,064	$83,263
Current portion of long-term debt	—	25,000
Insurance and claims accruals	91,097	76,917
Accrued payroll	41,912	35,594
Accrued expenses	25,350	25,032
Income taxes payable	19,226	7,824
Other current liabilities	17,112	20,384
Total current liabilities	307,761	274,014
Long-term debt, net of current portion	175,000	175,000
Other long-term liabilities	41,485	43,114
Insurance and claims accruals, net of current portion	235,850	231,638
Deferred income taxes	241,700	237,870
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 67,918,148 and 67,931,726 shares outstanding, respectively	805	805
Paid-in capital	114,588	116,039
Retained earnings	1,478,616	1,438,916
Accumulated other comprehensive loss	(23,098)	(22,833)
Treasury stock, at cost; 12,615,388 and 12,601,810 shares, respectively	(343,181)	(337,887)
Total stockholders’ equity	1,227,730	1,195,040
Total liabilities and stockholders’ equity	$2,229,526	$2,156,676
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$46,492	$23,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,951	68,837
Deferred income taxes	3,487	(2,912)
Gain on disposal of property and equipment	(10,520)	(2,469)
Non-cash equity compensation	2,502	2,406
Insurance and claims accruals, net of current portion	4,212	5,973
Other	1,285	88
Changes in certain working capital items:
Accounts receivable, net	(6,798)	11,946
Other current assets	551	12,195
Accounts payable	18,481	354
Other current liabilities	12,224	13,900
Net cash provided by operating activities	135,867	133,376
Cash flows from investing activities:
Additions to property and equipment	(82,555)	(57,231)
Proceeds from sales of property and equipment	44,689	38,391
Investment in equity securities	(5,000)	—
Decrease in notes receivable	1,575	2,316
Net cash used in investing activities	(41,291)	(16,524)
Cash flows from financing activities:
Repayments of short-term debt	(25,000)	—
Repayments of long-term debt	—	(50,000)
Dividends on common stock	(6,114)	(6,232)
Repurchases of common stock	(5,507)	(8,798)
Tax withholding related to net share settlements of restricted stock awards	(3,740)	(3,930)
Net cash used in financing activities	(40,361)	(68,960)
Effect of exchange rate fluctuations on cash	(419)	(2,073)
Net increase (decrease) in cash, cash equivalents and restricted cash	53,796	45,819
Cash, cash equivalents and restricted cash, beginning of period	29,334	33,442
Cash, cash equivalents and restricted cash, end of period(1)	$83,130	$79,261
Supplemental disclosures of cash flow information:
Interest paid	$878	$1,811
Income taxes paid	536	611
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$988	$1,099
Change in fair value of interest rate swaps	1,303	(5,597)
Property and equipment acquired included in accounts payable	23,570	13,848
Property and equipment disposed included in other receivables	17	1,251
Dividends accrued but not yet paid at end of period	6,792	6,218
(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$83,130	$72,237
Restricted cash included in other current assets	—	7,024
Total cash, cash equivalents and restricted cash	$83,130	$79,261

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(Unaudited)
BALANCE, December 31, 2020	$805	$116,039	$1,438,916	$(22,833)	$(337,887)	$1,195,040
Comprehensive income	—	—	46,492	(265)	—	46,227
Purchases of 130,446 shares of common stock	—	—	—	—	(5,507)	(5,507)
Dividends on common stock ($0.10 per share)	—	—	(6,792)	—	—	(6,792)
Equity compensation activity, 116,868 shares	—	(3,953)	—	—	213	(3,740)
Non-cash equity compensation expense	—	2,502	—	—	—	2,502
BALANCE, March 31, 2021	$805	$114,588	$1,478,616	$(23,098)	$(343,181)	$1,227,730

BALANCE, December 31, 2019	$805	$112,649	$1,294,608	$(14,728)	$(282,326)	$1,111,008
Comprehensive income	—	—	23,058	(15,490)	—	7,568
Purchases of 282,992 shares of common stock	—	—	—	—	(8,798)	(8,798)
Dividends on common stock ($0.09 per share)	—	—	(6,218)	—	—	(6,218)
Equity compensation activity, 125,203 shares	—	(4,360)	—	—	430	(3,930)
Non-cash equity compensation expense	—	2,406	—	—	—	2,406
BALANCE, March 31, 2020	$805	$110,695	$1,311,448	$(30,218)	$(290,694)	$1,102,036
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Accounting Policies
New Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which reduces complexity in accounting for income taxes by removing certain exceptions to the general principles stated in Topic 740 and by clarifying and amending existing guidance to improve consistent application of and simplify other areas of Topic 740. The Company adopted ASU 2019-12 as of January 1, 2021. Upon adoption, this update had no effect on our financial position, results of operations and cash flows.

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

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2021	2020
Truckload Transportation Services	$462,949	$464,863
Werner Logistics	137,853	112,164
Inter-segment eliminations	(134)	(11)
Transportation services	600,668	577,016
Other revenues	15,778	15,687
Total revenues	$616,446	$592,703

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

	Three Months Ended March 31,
	2021	2020
United States	$555,239	$530,071
Mexico	38,756	43,421
Other	22,451	19,211
Total revenues	$616,446	$592,703

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At March 31, 2021 and December 31, 2020, the accounts receivable, trade, net, balance was $347.9 million and $341.1 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At March 31, 2021 and December 31, 2020, the balance of contract assets was $8.9 million and $6.9 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the balance sheet. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. The balance of contract liabilities was $1.7 million as of March 31, 2021 and $1.5 million as of December 31, 2020. The amount of revenues recognized in the three months ended March 31, 2021 that was included in the December 31, 2020 contract liability balance was $1.5 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.

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

During the three months ended March 31, 2021 and March 31, 2020, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from our operating leases as of March 31, 2021.

(In thousands)	March 31, 2021
Maturity of Lease Liabilities
2021 (remaining)	$2,806
2022	2,934
2023	1,910
2024	1,507
2025	969
Thereafter	473
Total undiscounted operating lease payments	$10,599
Less: Imputed interest	(633)
Present value of operating lease liabilities	$9,966

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$9,506

Current lease liabilities (recorded in other current liabilities)	$3,408
Long-term lease liabilities (recorded in other long-term liabilities)	6,558
Total operating lease liabilities	$9,966

Other Information
Weighted-average remaining lease term for operating leases	3.70 years
Weighted-average discount rate for operating leases	3.30%

Cash Flows
During the three months ended March 31, 2021 and March 31, 2020, right-of-use assets of $0.5 million and $0.9 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $0.9 million and $1.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively, and is included in operating cash flows.

Operating Lease Expense
Operating lease expense was $3.6 million and $2.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively. This expense included $1.0 million for the three months ended March 31, 2021 and March 31, 2020 for long-term operating leases, with the remainder for variable and short-term lease expense.

Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $3.1 million and $3.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The following table presents information about the maturities of these operating leases as of March 31, 2021.

(In thousands)	March 31, 2021
2021 (remaining)	$7,206
2022	2,111
2023	—
2024	—
2025	—
Thereafter	—
Total	$9,317

(4) Investments
Investment in Mastery Logistics Systems, Inc.
In 2020, we entered into a strategic partnership with Mastery Logistics Systems, Inc. (“MLSI”), a transportation technology development company. We are collaborating with MLSI to develop a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. In 2020, we paid MLSI $5.0 million for shares of preferred stock of MLSI which represent approximately 5% ownership. This investment is being accounted for under ASC 321, Investments - Equity Securities and is recorded in other noncurrent assets on the consolidated balance sheet. As of March 31, 2021, no events have occurred that would indicate that the value of our investment in MLSI has changed.
Investment in TuSimple
On January 8, 2021, we made a $5.0 million equity investment in TuSimple, an autonomous trucking technology company. Our interest, which represents less than 1%, is being accounted for under ASC 321, Investments - Equity Securities and is recorded in other noncurrent assets on the consolidated balance sheet. As of March 31, 2021, no events have occurred that would indicate that the value of our investment in TuSimple has changed.
Subsequent Event
TuSimple completed its initial public offering in April 2021. Upon completion, our equity investment was converted to Class A common shares. We will record future changes in the value of our investment, based on the share price reported by Nasdaq, in other expense (income) on the consolidated statements of income.

(5) Credit Facilities
As of March 31, 2021, we had unsecured committed credit facilities with two banks. We had with Wells Fargo Bank, N.A. a $300.0 million credit facility which will expire on May 14, 2024. We also had a $200.0 million credit facility with BMO Harris Bank N.A., which will expire on May 14, 2024. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”).

As of March 31, 2021 and December 31, 2020, our outstanding debt totaled $175.0 million and $200.0 million, respectively. We had $25.0 million outstanding under the credit facilities at a variable interest rate of 0.78% as of March 31, 2021. We had (i) an additional $75.0 million outstanding under the Wells Fargo Bank, N.A. credit facility at a variable rate of 0.78% as of March 31, 2021, which is effectively fixed at 2.32% with an interest rate swap agreement through May 14, 2024 and (ii) an additional $75.0 million outstanding under the BMO Harris Bank N.A. credit facility at a variable rate of 0.81% as of March 31, 2021, which is effectively fixed at 2.36% with an interest rate swap agreement through May 14, 2024. The $500.0 million of borrowing capacity under our credit facilities at March 31, 2021, is further reduced by $50.9 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At March 31, 2021, we were in compliance with these covenants.

At March 31, 2021, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2021	$—
2022	—
2023	—
2024	175,000
2025	—
Total	$175,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(6) Commitments and Contingencies
As of March 31, 2021, we have committed to property and equipment purchases of approximately $164.4 million.

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

The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $24.9 million as of March 31, 2021, and $23.6 million as of December 31, 2020. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.

We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. As of March 31, 2021, we had accrued for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal.

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

(7) Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards. Performance awards are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. There are no differences in the numerators of our computations of basic and diluted earnings per share for any periods presented.

The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2021	2020
Net income	$46,492	$23,058
Weighted average common shares outstanding	67,932	69,253
Dilutive effect of stock-based awards	291	356
Shares used in computing diluted earnings per share	68,223	69,609
Basic earnings per share	$0.68	$0.33
Diluted earnings per share	$0.68	$0.33

(8) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders in 2013, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date, and no stock option awards are outstanding. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of March 31, 2021, there were 6,537,930 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of March 31, 2021, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $16.1 million and is expected to be recognized over a weighted average period of 2.0 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2021	2020
Restricted awards:
Pre-tax compensation expense	$1,549	$1,398
Tax benefit	395	356
Restricted stock expense, net of tax	$1,154	$1,042
Performance awards:
Pre-tax compensation expense	$946	$1,010
Tax benefit	241	258
Performance award expense, net of tax	$705	$752

We do not have a formal policy for issuing shares upon vesting of restricted and performance awards. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2021.

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

The following table summarizes restricted award activity for the three months ended March 31, 2021:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	367	$35.78
Granted	114	41.30
Vested	(107)	34.96
Forfeited	(2)	35.53
Nonvested at end of period	372	37.70

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

The total fair value of previously granted restricted awards vested during the three-month periods ended March 31, 2021 and March 31, 2020 was $4.5 million and $2.9 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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

The following table summarizes performance award activity for the three months ended March 31, 2021:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	262	$32.96
Granted	74	40.93
Vested	(100)	33.04
Forfeited	—	—
Nonvested at end of period	236	35.42

The 2021 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2021 to December 31, 2022. Shares earned based on cumulative diluted earnings per share may be capped based on the Company’s total shareholder return during the three-year period ended December 31, 2023, relative to the total shareholder return of a peer group of companies for the same period. The 2021 performance awards will vest in one installment on the third anniversary from the grant date. In January 2021, the Compensation Committee determined the 2018 fiscal year performance objectives were achieved at a level above the target level; the additional shares earned above the target level were included in 2020 shares granted.

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

The vesting date fair value of performance awards that vested during the three-month periods ended March 31, 2021 and March 31, 2020 was $4.1 million and $5.8 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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

The Werner Logistics segment generates the majority of our non-trucking revenues through three operating units that provide non-trucking services to our customers. These three Werner Logistics operating units are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iii) Werner Final Mile (“Final Mile”) offers home and business deliveries of large or heavy items using third-party agents with two associates operating a liftgate straight truck. In first quarter 2021, we completed the previously-announced sale of the Werner Global Logistics (“WGL”) freight forwarding services for international ocean and air shipments to Scan Global Logistics Group, and we realized a $1.0 million gain when the transaction closed on February 26, 2021. Werner Logistics will continue to provide North American truck brokerage, freight management, intermodal and final mile services.

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

	Three Months Ended March 31,
	2021	2020
Revenues
Truckload Transportation Services	$462,949	$464,863
Werner Logistics	137,853	112,164
Other	15,399	15,068
Corporate	379	619
Subtotal	616,580	592,714
Inter-segment eliminations	(134)	(11)
Total	$616,446	$592,703

Operating Income
Truckload Transportation Services	$57,628	$29,089
Werner Logistics	4,574	1,085
Other	866	2,900
Corporate	(597)	(2,008)
Total	$62,471	$31,066

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
•COVID-19
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Regulations
•Critical Accounting Estimates
The MD&A should be read in conjunction with our 2020 Form 10-K.

Overview:
We have two reportable segments, Truckload Transportation Services (“TTS”) and Werner Logistics, and we operate in the truckload and logistics sectors of the transportation industry. In the truckload sector, we focus on transporting consumer nondurable products that generally ship more consistently throughout the year. In the logistics sector, besides managing transportation requirements for individual customers, we provide additional sources of truck capacity, alternative modes of transportation, a North American delivery network and systems analysis to optimize transportation needs. Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our TTS segment) or obtain qualified third-party capacity at a reasonable price (with respect to our Werner Logistics segment). We may also be affected by our customers’ financial failures or loss of customer business.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2021 to first quarter 2020, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

We provide non-trucking services primarily through the three operating units within our Werner Logistics segment (Truckload Logistics, Intermodal, and Final Mile). In first quarter 2021, we completed the previously-announced sale of the WGL freight forwarding services for international ocean and air shipments to Scan Global Logistics Group. WGL had annual revenues of $53 million in 2020, and we realized a $1.0 million gain from the sale in first quarter 2021. Unlike our TTS segment, the Werner Logistics segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the Werner Logistics segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits. We evaluate the Werner Logistics segment’s financial performance by reviewing the gross margin percentage (revenues less rent and purchased transportation expenses expressed as a percentage of revenues) and the operating income percentage. The gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.

COVID-19:
The COVID-19 pandemic, declared March 11, 2020, has profoundly impacted the U.S. economy. During the pandemic, the transportation industry has been designated by the U.S. government as an essential industry for keeping the U.S. supply chain moving. We are working hard to stay healthy while safely delivering our customers’ freight on time. Our leadership team meets frequently to address issues related to customers, freight, drivers, safety, staffing, human resources, and costs and provides regular updates to all our associates. Throughout our offices and terminal network, we are closely following the safety guidelines set forth by the Centers for Disease Control and Prevention (CDC) and World Health Organization (WHO), including hygiene and social distancing. We made and intend to continue to make significant investments in personal protective products to keep our associates safe, and we are helping to get our associates access to the vaccine. Over half of our office associates continue working from home. We introduced Werner-specific associate relief plans to provide rapid and needed assistance to those Werner associates affected by the virus.

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

Our results in first quarter 2021 reflect seasonally strong freight market conditions in a strengthening economy and tight driver market. Freight demand in our One-Way Truckload fleet was strong and gained momentum in first quarter, and Dedicated freight demand remained strong during the quarter. We believe we proactively managed and adapted our fleet and cost structure without compromising service.

While there remain significant uncertainties related to COVID-19 and its effect on the economy, we believe that demand for our services will continue to be strong during the remainder of 2021. We performed a customer industry and financial risk assessment on our 100 largest customers shortly after the pandemic declaration. While our financial risk has clearly increased since the pandemic began, we believe we have a relatively lower level of financial risk with the predominance of financially stronger companies in our customer base as well as a lower overall industry risk due to our focus on industries delivering essential products.

At the end of first quarter 2021, we believe we are well positioned with a strong balance sheet and sufficient liquidity. Our debt is low at $175 million, or a net debt ratio of 0.2 times earnings before interest, income taxes, depreciation and amortization for the last twelve months. We had available liquidity of $357 million, considering cash on hand and available credit facilities of $274 million. We also have sufficient cushion with our two debt covenants. We currently plan to continue paying our quarterly dividend, which we have paid quarterly since 1987. This cash outlay currently results in slightly less than $7 million per quarter. Net capital expenditures in 2021 currently are expected to be in the range of $275 million to $300 million.

We do not currently expect the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted in March 2020, to have a material impact on our consolidated financial statements. Under the CARES Act, we deferred payment of certain employer payroll taxes for 2020, with 50% due December 31, 2021 and 50% due December 31, 2022. We also expect to utilized a provision allowing accelerated income tax depreciation for certain assets, which did not impact our effective tax rate.

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

	Three Months Ended (3ME) March 31,				Percentage Change in Dollar Amounts
	2021		2020		3ME
(Amounts in thousands)	$	%	$	%	%
Operating revenues	$616,446	100.0	$592,703	100.0	4.0

Operating expenses:
Salaries, wages and benefits	204,853	33.2	205,997	34.8	(0.6)
Fuel	50,838	8.2	48,771	8.2	4.2
Supplies and maintenance	46,147	7.5	45,721	7.7	0.9
Taxes and licenses	23,233	3.8	22,850	3.9	1.7
Insurance and claims	22,056	3.6	36,064	6.1	(38.8)
Depreciation	63,951	10.4	68,837	11.6	(7.1)
Rent and purchased transportation	146,493	23.8	126,442	21.3	15.9
Communications and utilities	3,022	0.5	3,808	0.7	(20.6)
Other	(6,618)	(1.1)	3,147	0.5	(310.3)
Total operating expenses	553,975	89.9	561,637	94.8	(1.4)

Operating income	62,471	10.1	31,066	5.2	101.1
Total other expense (income)	583	0.1	1,010	0.1	(42.3)
Income before income taxes	61,888	10.0	30,056	5.1	105.9
Income taxes	15,396	2.5	6,998	1.2	120.0
Net income	$46,492	7.5	$23,058	3.9	101.6

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	Three Months Ended March 31,
	2021		2020
Truckload Transportation Services segment (amounts in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$410,652		$409,098
Trucking fuel surcharge revenues	47,459		51,041
Non-trucking and other operating revenues	4,838		4,724
Operating revenues	462,949	100.0	464,863	100.0
Operating expenses	405,321	87.6	435,774	93.7
Operating income	$57,628	12.4	$29,089	6.3

	Three Months Ended March 31,
Truckload Transportation Services segment	2021	2020	% Change
Average tractors in service	7,790	7,862	(0.9)%
Average revenues per tractor per week (1)	$4,055	$4,003	1.3%
Total tractors (at quarter end)
Company	7,360	7,350	0.1%
Independent contractor	375	485	(22.7)%
Total tractors	7,735	7,835	(1.3)%
Total trailers (at quarter end)	22,710	21,910	3.7%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$156,839	$177,849	(11.8)%
Average tractors in service	2,856	3,271	(12.7)%
Total tractors (at quarter end)	2,815	3,150	(10.6)%
Average percentage of empty miles	11.35%	11.83%	(4.1)%
Average revenues per tractor per week (1)	$4,224	$4,182	1.0%
Average % change in revenues per total mile (1)	9.5%	(3.7)%
Average % change in total miles per tractor per week	(7.7)%	5.1%
Average completed trip length in miles (loaded)	853	863	(1.2)%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$253,813	$231,249	9.8%
Average tractors in service	4,934	4,591	7.5%
Total tractors (at quarter end)	4,920	4,685	5.0%
Average revenues per tractor per week (1)	$3,957	$3,874	2.1%

(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended March 31,
	2021		2020
Werner Logistics segment (amounts in thousands)	$	%	$	%
Operating revenues	$137,853	100.0	$112,164	100.0
Rent and purchased transportation expense	120,527	87.4	95,932	85.5
Gross margin	17,326	12.6	16,232	14.5
Other operating expenses	12,752	9.3	15,147	13.5
Operating income	$4,574	3.3	$1,085	1.0

	Three Months Ended March 31,
Werner Logistics segment	2021	2020	% Change
Average tractors in service	39	32	21.9%
Total tractors (at quarter end)	39	30	30.0%
Total trailers (at quarter end)	1,440	1,625	(11.4)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Operating Revenues
Operating revenues increased 4.0% for the three months ended March 31, 2021, compared to the same period of the prior year. When comparing first quarter 2021 to first quarter 2020, TTS segment revenues decreased $1.9 million, or 0.4%, and Werner Logistics revenues increased $25.7 million, or 22.9%.

During first quarter 2021, freight demand in our One-Way Truckload fleet was seasonally strong. This trend has continued during second quarter to-date. In our Dedicated fleet, freight demand remained strong in first quarter 2021. Improving demand from a strengthening economy, combined with several factors that are limiting capacity, resulted in a very good first quarter freight market.

The abnormally severe winter weather events in February and March 2021 were disruptive to operations. As each event developed, we made safety the highest priority by working with our drivers to park their trucks until it was safe to resume operations. These actions lowered our miles per truck, and we experienced increased weather-related maintenance, driver pay and other costs. However, we were pleased that our safety-first focus resulted in a decline in our chargeable DOT reportable accident rate in first quarter 2021. The unusually cold mid-February weather and resulting power outages also temporarily closed certain of our driving schools and terminal locations.

Trucking revenues, net of fuel surcharge, increased 0.4% in first quarter 2021 compared to first quarter 2020 due to a 1.3% increase in average revenues per tractor per week, net of fuel surcharge, partially offset by a 0.9% decrease in the average number of tractors in service. The increase in average revenues per tractor was due primarily to improved pricing in both Dedicated and One-Way Truckload, offset by a decline in miles per truck caused by adverse winter weather, fewer driver teams, and an increased mix of Dedicated. We currently expect average revenues per total mile for the One-Way Truckload fleet for second quarter 2021 to increase in a range of 13% to 16% when compared to the same period in 2020, and we currently expect Dedicated average revenues per truck per week to increase in a range of 3% to 5% in 2021 compared to 2020.

The average number of tractors in service in the TTS segment decreased 0.9% to 7,790 in first quarter 2021 from 7,862 in first quarter 2020. We ended first quarter 2021 with 7,735 trucks in the TTS segment, a year-over-year decrease of 100 trucks compared to the end of first quarter 2020, and a sequential decrease of 95 trucks compared to the end of fourth quarter 2020. Within TTS, our Dedicated unit ended first quarter 2021 with 4,920 trucks (or 64% of our total TTS segment trucks) compared to 4,685 trucks (or 60%) a year ago. We currently expect modest truck growth in 2021 and expect our truck count at the end of 2021 to be in the range of 1% to 3% higher when compared to the fleet size at year-end 2020. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues decreased 7.0% to $47.5 million in first quarter 2021 from $51.0 million in first quarter 2020 due to fewer miles in first quarter 2021, despite higher average diesel fuel prices. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its three operating units, following the sale of its WGL freight forwarding services for international ocean and air shipments in first quarter 2021. Werner Logistics revenues exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $134 thousand in first quarter 2021 and $11 thousand in first quarter 2020 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In first quarter 2021, Werner Logistics revenues increased $25.7 million, or 22.9%, primarily due to higher pricing in Truckload Logistics and Intermodal. Truckload Logistics revenues (63% of total Logistics revenues) increased by 20%. Truckload Logistics volume decreased 1% in first quarter 2021, and revenues per load increased 22%. Intermodal revenues (24% of Logistics revenues) increased 30% in first quarter 2021, due to volume growth of 23% and 6% higher revenues per load. The Werner Logistics gross margin dollars increased 6.7% to $17.3 million in first quarter 2021 from $16.2 million in first quarter 2020 on the higher revenues, despite a lower gross margin percentage. The Werner Logistics gross margin percentage in first quarter 2021 of 12.6% decreased from 14.5% in first quarter 2020 due to higher spot truckload and dray rates which significantly increased the cost of capacity for contractual brokerage shipments and intermodal shipments in first quarter 2021. The Werner Logistics operating margin in first quarter 2021 increased to 3.3% from 1.0% because of the increase in gross profit, lower operating expenses and the $1.0 million gain on the WGL sale.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 89.9% for the three months ended March 31, 2021 and 94.8% for the three months ended March 31, 2020. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 20 through 22 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.

Salaries, wages and benefits decreased $1.1 million or 0.6% in first quarter 2021 compared to first quarter 2020 and decreased 1.6% as a percentage of operating revenues to 33.2%. The lower dollar amount of salaries, wages and benefits expense in the first quarter of 2021 was due primarily to approximately 12.0 million fewer company truck miles and improved workers’ compensation costs, partially offset by increased driver pay rates. In January 2021, we implemented driver pay increases of approximately $10 million annually in our One-Way Truckload fleet, and we are implementing pay increases as needed in Dedicated. As a result, driver pay per company driver mile increased nearly 7% in first quarter 2021. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment decreased 10.6%.

We renewed our workers’ compensation insurance coverage on April 1, 2021. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2021 are $0.3 million higher than the premiums for the previous policy year.

The tight driver recruiting market further intensified in first quarter 2021, as the improving freight market caused increased competition for the finite number of experienced drivers that meet our hiring standards. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, particularly considering COVID-19 constraints, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention as we strive to be the truckload employer of choice, including raising driver pay, providing a modern truck and trailer fleet with the latest safety equipment and technology, investing in our driver training school network and offering a wide variety of driving positions including daily and weekly home time opportunities. These efforts continue to have positive results on our driver retention. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased $2.1 million or 4.2% in first quarter 2021 compared to first quarter 2020 and remained flat as a percentage of operating revenues due to higher average diesel fuel prices, partially offset by approximately 12.0 million fewer company truck miles in first quarter 2021. Average diesel fuel prices were 23 cents per gallon higher in first quarter 2021 than in first quarter 2020 and were 47 cents per gallon higher than in fourth quarter 2020.

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

For April 2021, the average diesel fuel price per gallon was approximately $1.04 higher than the average diesel fuel price per gallon in April 2020 and approximately 96 cents higher than in second quarter 2020.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2021, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance increased $0.4 million or 0.9% in first quarter 2021 compared to first quarter 2020 and decreased 0.2% as a percentage of operating revenues. The higher dollar amount of supplies and maintenance expense was due primarily to higher driver and placement driver-related costs such as driver lodging and advertising.

Insurance and claims decreased $14.0 million or 38.8% in first quarter 2021 compared to first quarter 2020 and decreased 2.5% as a percentage of operating revenues due primarily to lower expense for new large dollar claims, partially offset by higher liability insurance premiums of $2.0 million. In January 2020, one of our trucks was involved in a serious accident. We self-insure for the first $10.0 million of liability coverage for this policy period and have appropriate excess liability coverage with insurance carriers above that amount. As a result, we recorded $10.0 million of insurance and claims expense in first quarter 2020 for this accident. We also incurred insurance and claims expense of $1.3 million in first quarter 2021 and $1.2 million in first quarter 2020 for accrued interest related to a previously-disclosed adverse jury verdict rendered May 17, 2018, which we are appealing (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report). Interest is accrued at $0.4 million per month, until such time as the outcome of our appeal is finalized. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

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

Depreciation expense decreased $4.9 million or 7.1% in first quarter 2021 compared to first quarter 2020 and decreased 1.2% as a percentage of operating revenues. During first quarter 2020, we changed the estimated life of certain trucks to be sold in 2020 to more rapidly depreciate these truck to their estimated residual values due to the weak used truck market. These trucks continued to depreciate at the same higher rate per truck until all were sold in 2020. The effect of this change in accounting estimate increased first quarter 2020 depreciation expense by $5.0 million and had no effect on first quarter 2021.

The average age of our truck fleet remains low by industry standards and was 2.0 years as of March 31, 2021, and the average age of our trailers was 4.0 years. We are continuing to invest in new trucks and trailers and our terminals in 2021 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2021, we expect the average age of our truck and trailer fleet to remain at or near current levels.

Rent and purchased transportation expense increased $20.1 million or 15.9% in first quarter 2021 compared to first quarter 2020 and increased 2.5% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $24.6 million, and as a percentage of Werner Logistics revenues increased to 87.4% in first quarter 2021 from 85.5% in first quarter 2020, due primarily to higher spot truckload and dray rates which significantly increased the cost of capacity for contractual brokerage shipments and intermodal shipments in first quarter 2021.

Rent and purchased transportation expense for the TTS segment decreased $4.4 million in first quarter 2021 compared to first quarter 2020. Independent contractor miles decreased approximately 5.8 million miles in first quarter 2021 and as a percentage of total miles were 6.7% in first quarter 2021 compared to 8.9% in first quarter 2020. The lower expense resulting from fewer independent contractor miles was partially offset by an increase in the per-mile settlement rate for certain independent contractors in first quarter 2021 and higher average diesel fuel prices. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Other operating expenses decreased $9.8 million in first quarter 2021 compared to first quarter 2020 and decreased 1.6% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of equipment were $10.5 million in first quarter 2021, compared to $2.5 million in first quarter 2020. We realized substantially higher average gains per truck and trailer due to improved pricing in the market for our used equipment. We sold significantly more trucks and more trailers in first quarter 2021 than in first quarter 2020. We also realized a $1.0 million gain from the sale of WGL in first quarter 2021.

Other Expense (Income)
Other expense (income) decreased $0.4 million in first quarter 2021 compared to first quarter 2020. Interest expense decreased $0.8 million in first quarter 2021 compared to first quarter 2020 due to lower average outstanding debt in the 2021 period. The lower interest expense was partially offset by lower interest income in first quarter 2021 compared to first quarter 2020.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.9% in first quarter 2021 compared to 23.3% in first quarter 2020. The higher income tax rate in first quarter 2021 was attributed primarily to a lower amount of favorable discrete income tax items in first quarter 2021.

Liquidity and Capital Resources:
During the three months ended March 31, 2021, we generated cash flow from operations of $135.9 million, a 1.9% or $2.5 million increase in cash flows compared to the same three-month period a year ago. The increase in net cash provided by operating activities resulted primarily from higher net income partially offset by higher gain on disposal of property and equipment, lower non-cash depreciation and decreased cash flows from working capital. We were able to make net capital expenditures, repay debt, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances.

Net cash used in investing activities increased to $41.3 million for the three-month period ended March 31, 2021 from $16.5 million for the three-month period ended March 31, 2020. Net property additions (primarily revenue equipment) were $37.9 million for the three-month period ended March 31, 2021, compared to $18.8 million during the same period of 2020. The increase was due primarily to delays in receiving new trucks and trailers from our manufacturers in the first three months of 2020. We currently estimate net capital expenditures (primarily revenue equipment) in 2021 to be in the range of $275 million to $300 million, compared to net capital expenditures in 2020 of $266.2 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary. As of March 31, 2021, we were committed to property and equipment purchases of approximately $164.4 million.

Net financing activities used $40.4 million during the three months ended March 31, 2021, and used $69.0 million during the same period in 2020. We repaid $25.0 million of debt during the three months ended March 31, 2021, reducing our outstanding debt at March 31, 2021 to $175.0 million, and repaid $50.0 million of debt during the three months ended March 31, 2020. We paid dividends of $6.1 million in the three-month period ended March 31, 2021 and $6.2 million in the three-month period ended March 31, 2020. We increased our quarterly dividend rate by $0.01 per share, or 11%, beginning with the quarterly dividend to be paid in May 2021. Financing activities for the three months ended March 31, 2021, also included common stock repurchases of 130,446 shares at a cost of $5.5 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. As of March 31, 2021, the Company had purchased 2,313,438 shares pursuant to our current Board of Directors repurchase authorization and had 2,686,562 shares remaining available for repurchase.

Management believes our financial position at March 31, 2021 is strong. As of March 31, 2021, we had $83.1 million of cash and cash equivalents and over $1.2 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of March 31, 2021, we had a total borrowing capacity of $500.0 million under our two credit facilities (see Note 5 in the Notes to Consolidated Financial Statements (Unaudited) under Item I of Part I of this Form 10-Q), of which we had borrowed $175.0 million. The remaining $325.0 million of credit available under the facilities at March 31, 2021 is reduced by the $50.9 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our credit facilities will provide sufficient funds for our operating and capital needs for the foreseeable future.

Contractual Obligations and Commercial Commitments:
Item 7 of Part II of our 2020 Form 10-K includes our disclosure of contractual obligations and commercial commitments as of December 31, 2020. There were no material changes in the nature of these items during the three months ended March 31, 2021.

Regulations:
Item 1 of Part I of our 2020 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. There have been no material changes in the status of the proposed regulations previously disclosed in the 2020 Form 10-K.

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

Information regarding our Critical Accounting Estimates can be found in our 2020 Form 10-K. Estimates of accrued liabilities for insurance and claims for bodily injury, property damage and workers’ compensation is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements.

There have been no material changes to this critical accounting estimate from that discussed in our 2020 Form 10-K.

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

Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $1.6 million for first quarter 2021 and $9.9 million for first quarter 2020. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $150 million of debt outstanding at March 31, 2021, for which the interest rate is effectively fixed at 2.34% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. We had $25 million of variable rate debt outstanding at March 31, 2021. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by approximately $250,000.

Due to uncertainty surrounding the suitability and sustainability of LIBOR, central banks and global regulators have called for financial market participants to prepare for the discontinuation of LIBOR. On March 5, 2021, ICE Benchmark Administration ratified its proposal on ceasing publication of one-week and two-month settings of the USD LIBOR benchmark at the end of December 2021, and ceasing publication of the remaining overnight and one-, three-, six- and 12-month USD LIBOR settings at the end of the June 2023. LIBOR is a widely-referenced benchmark rate, and our unsecured credit facilities are referenced to LIBOR. We are communicating with our banks regarding the eventual transition to a new benchmark rate.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 14, 2019, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of March 31, 2021, the Company had purchased 2,313,438 shares pursuant to this authorization and had 2,686,562 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

The following table summarizes our stock repurchases during first quarter 2021 made pursuant to this authorization. The Company did not purchase any shares during first quarter 2021 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (of Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	—	$—		2,817,008
February 1-28, 2021	130,446	$42.22	130,446	2,686,562
March 1-31, 2021	—	$—		2,686,562
Total	130,446	$42.22	130,446	2,686,562

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

10.1	Named Executive Officer Compensation	Item 5.02 of the Company’s Current Report on Form 8-K dated February 11, 2021

10.2	Werner Enterprises, Inc. Amended and Restated Equity Plan	Filed herewith

10.3	Werner Enterprises, Inc. Change in Control Severance Plan	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2021 and March 31, 2020, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and March 31, 2020, (iii) Consolidated Condensed Balance Sheets as of March 31, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020, (v) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and March 31, 2020, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of March 31, 2021.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 6, 2021	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 6, 2021	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary