Form 10-Q
period 2021-06-30
WERNER ENTERPRISES INC
filed 2021-08-05
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2021, 67,931,873 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Operating results for the three-month and six-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2020 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Operating revenues	$649,814	$568,959	$1,266,260	$1,161,662
Operating expenses:
Salaries, wages and benefits	210,095	194,981	414,948	400,978
Fuel	58,503	30,677	109,341	79,448
Supplies and maintenance	49,414	43,343	95,561	89,064
Taxes and licenses	23,744	23,953	46,977	46,803
Insurance and claims	20,739	25,789	42,795	61,853
Depreciation	63,865	67,670	127,816	136,507
Rent and purchased transportation	150,920	120,704	297,413	247,146
Communications and utilities	3,333	3,536	6,355	7,344
Other	(7,662)	5,488	(14,280)	8,635
Total operating expenses	572,951	516,141	1,126,926	1,077,778
Operating income	76,863	52,818	139,334	83,884
Other expense (income):
Interest expense	701	1,161	1,539	2,752
Interest income	(334)	(377)	(631)	(1,003)
Gain on equity investment	(20,191)	—	(20,191)	—
Other	54	23	96	68
Total other expense (income)	(19,770)	807	(19,187)	1,817
Income before income taxes	96,633	52,011	158,521	82,067
Income taxes	24,601	12,879	39,997	19,877
Net income	$72,032	$39,132	$118,524	$62,190
Earnings per share:
Basic	$1.06	$0.57	$1.74	$0.90
Diluted	$1.06	$0.56	$1.74	$0.89
Weighted-average common shares outstanding:
Basic	67,926	69,093	67,929	69,173
Diluted	68,216	69,435	68,237	69,531
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net income	$72,032	$39,132	$118,524	$62,190
Other comprehensive income (loss):
Foreign currency translation adjustments	1,865	929	297	(8,964)
Change in fair value of interest rate swaps, net of tax	360	(623)	1,663	(6,220)
Other comprehensive income (loss)	2,225	306	1,960	(15,184)
Comprehensive income	$74,257	$39,438	$120,484	$47,006
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,128	$29,334
Accounts receivable, trade, less allowance of $8,988 and $8,686, respectively	391,082	341,104
Other receivables	25,120	23,491
Inventories and supplies	11,899	12,062
Prepaid taxes, licenses and permits	7,970	17,231
Other current assets	38,312	33,694
Total current assets	666,511	456,916
Property and equipment	2,428,268	2,405,335
Less – accumulated depreciation	893,453	862,077
Property and equipment, net	1,534,815	1,543,258
Other non-current assets	181,541	156,502
Total assets	$2,382,867	$2,156,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,367	$83,263
Current portion of long-term debt	5,000	25,000
Insurance and claims accruals	65,321	76,917
Accrued payroll	48,420	35,594
Accrued expenses	25,972	25,032
Other current liabilities	20,107	28,208
Total current liabilities	259,187	274,014
Long-term debt, net of current portion	295,000	175,000
Other long-term liabilities	42,568	43,114
Insurance and claims accruals, net of current portion	236,270	231,638
Deferred income taxes	253,259	237,870
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 67,931,873 and 67,931,726 shares outstanding, respectively	805	805
Paid-in capital	117,069	116,039
Retained earnings	1,542,497	1,438,916
Accumulated other comprehensive loss	(20,873)	(22,833)
Treasury stock, at cost; 12,601,663 and 12,601,810 shares, respectively	(342,915)	(337,887)
Total stockholders’ equity	1,296,583	1,195,040
Total liabilities and stockholders’ equity	$2,382,867	$2,156,676
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$118,524	$62,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,816	136,507
Deferred income taxes	15,036	(2,896)
Gain on disposal of property and equipment	(24,008)	(3,411)
Non-cash equity compensation	5,249	3,544
Insurance and claims accruals, net of current portion	4,632	6,601
Other	842	11,036
Gains on investment in equity securities	(20,191)	—
Changes in certain working capital items:
Accounts receivable, net	(49,978)	23,463
Other current assets	3,144	14,515
Accounts payable	16,639	(1,323)
Other current liabilities	(8,241)	37,116
Net cash provided by operating activities	189,464	287,342
Cash flows from investing activities:
Additions to property and equipment	(192,983)	(170,235)
Proceeds from sales of property and equipment	90,036	62,626
Investment in equity securities	(5,000)	—
Decrease in notes receivable	3,342	4,392
Net cash used in investing activities	(104,605)	(103,217)
Cash flows from financing activities:
Repayments of short-term debt	(25,000)	(75,000)
Proceeds from issuance of short-term debt	5,000	—
Repayments of long-term debt	—	(50,000)
Proceeds from issuance of long-term debt	120,000	—
Dividends on common stock	(12,906)	(12,450)
Repurchases of common stock	(5,507)	(8,798)
Tax withholding related to net share settlements of restricted stock awards	(3,740)	(3,935)
Net cash provided by (used in) financing activities	77,847	(150,183)
Effect of exchange rate fluctuations on cash	88	(1,995)
Net increase (decrease) in cash, cash equivalents and restricted cash	162,794	31,947
Cash, cash equivalents and restricted cash, beginning of period	29,334	33,442
Cash, cash equivalents and restricted cash, end of period	$192,128	$65,389
Supplemental disclosures of cash flow information:
Interest paid	$1,583	$2,996
Income taxes paid	40,047	2,992
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$2,646	$1,429
Change in fair value of interest rate swaps	1,663	(6,220)
Property and equipment acquired included in accounts payable	6,715	12,090
Property and equipment disposed included in other receivables	32	1,982
Dividends accrued but not yet paid at end of period	8,151	6,219

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	(Unaudited)
BALANCE, December 31, 2020	$805	$116,039	$1,438,916	$(22,833)	$(337,887)	$1,195,040
Comprehensive income	—	—	46,492	(265)	—	46,227
Purchases of 130,446 shares of common stock	—	—	—	—	(5,507)	(5,507)
Dividends on common stock ($0.10 per share)	—	—	(6,792)	—	—	(6,792)
Equity compensation activity, 116,868 shares	—	(3,953)	—	—	213	(3,740)
Non-cash equity compensation expense	—	2,502	—	—	—	2,502
BALANCE, March 31, 2021	805	114,588	1,478,616	(23,098)	(343,181)	1,227,730
Comprehensive income	—		72,032	2,225	—	74,257
Dividends on common stock ($0.12 per share)	—	—	(8,151)	—	—	(8,151)
Equity compensation activity, 13,725 shares	—	(266)	—	—	266	—
Non-cash equity compensation expense	—	2,747	—	—	—	2,747
BALANCE, June 30, 2021	$805	$117,069	$1,542,497	$(20,873)	$(342,915)	$1,296,583

BALANCE, December 31, 2019	$805	$112,649	$1,294,608	$(14,728)	$(282,326)	$1,111,008
Comprehensive income	—	—	23,058	(15,490)	—	7,568
Purchases of 282,992 shares of common stock	—	—	—	—	(8,798)	(8,798)
Dividends on common stock ($0.09 per share)	—	—	(6,218)	—	—	(6,218)
Equity compensation activity, 125,203 shares	—	(4,360)	—	—	430	(3,930)
Non-cash equity compensation expense	—	2,406	—	—	—	2,406
BALANCE, March 31, 2020	805	110,695	1,311,448	(30,218)	(290,694)	1,102,036
Comprehensive income	—	—	39,132	306	—	39,438
Dividends on common stock ($0.09 per share)	—	—	(6,219)	—	—	(6,219)
Equity compensation activity, 10,297 shares	—	(199)	—	—	194	(5)
Non-cash equity compensation expense	—	1,138	—	—	—	1,138
BALANCE, June 30, 2020	$805	$111,634	$1,344,361	$(29,912)	$(290,500)	$1,136,388
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

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Truckload Transportation Services	$491,200	$445,053	$954,149	$909,916
Werner Logistics	141,673	110,163	279,526	222,327
Inter-segment eliminations	(193)	(14)	(327)	(25)
Transportation services	632,680	555,202	1,233,348	1,132,218
Other revenues	17,134	13,757	32,912	29,444
Total revenues	$649,814	$568,959	$1,266,260	$1,161,662

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$602,146	$516,425	1,157,385	1,046,496
Mexico	39,325	31,045	78,081	74,466
Other	8,343	21,489	30,794	40,700
Total revenues	$649,814	$568,959	$1,266,260	$1,161,662

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At June 30, 2021 and December 31, 2020, the accounts receivable, trade, net, balance was $391.1 million and $341.1 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At June 30, 2021 and December 31, 2020, the balance of contract assets was $8.9 million and $6.9 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the balance sheet. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. The balance of contract liabilities was $2.0 million as of June 30, 2021 and $1.5 million as of December 31, 2020. The amount of revenues recognized in the six months ended June 30, 2021 that was included in the December 31, 2020 contract liability balance was $1.5 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the balance sheet. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.

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

During the six months ended June 30, 2021 and June 30, 2020, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from our operating leases as of June 30, 2021.

(In thousands)	June 30, 2021
Maturity of Lease Liabilities
2021 (remaining)	$1,888
2022	3,150
2023	2,261
2024	1,864
2025	1,333
Thereafter	640
Total undiscounted operating lease payments	$11,136
Less: Imputed interest	(656)
Present value of operating lease liabilities	$10,480

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$9,977

Current lease liabilities (recorded in other current liabilities)	$3,360
Long-term lease liabilities (recorded in other long-term liabilities)	7,120
Total operating lease liabilities	$10,480

Other Information
Weighted-average remaining lease term for operating leases	3.85 years
Weighted-average discount rate for operating leases	3.18%

Cash Flows
During the six months ended June 30, 2021 and June 30, 2020, right-of-use assets of $2.1 million and $1.5 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $1.9 million and $2.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively, and is included in operating cash flows.

Operating Lease Expense
Operating lease expense was $3.5 million and $7.1 million for the three and six months ended June 30, 2021, respectively, and $2.1 million and $4.1 million for the three and six months ended June 30, 2020, respectively. This expense included $1.0 million and $2.0 million for the three and six months ended June 30, 2021, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2020, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.

Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $3.0 million and $6.1 million for the three and six months ended June 30, 2021, respectively, and $3.0 million and $6.3 million for the three and six months ended June 30, 2020, respectively. The following table presents information about the maturities of these operating leases as of June 30, 2021.

(In thousands)	June 30, 2021
2021 (remaining)	$5,788
2022	3,656
2023	—
2024	—
2025	—
Thereafter	—
Total	$9,444

(4) Investments
Investment in Mastery Logistics Systems, Inc.
In 2020, we entered into a strategic partnership with Mastery Logistics Systems, Inc. (“MLSI”), a transportation technology development company. We are collaborating with MLSI to develop a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. In 2020, we paid MLSI $5.0 million for shares of preferred stock of MLSI which represent approximately 5% ownership. This investment is being accounted for under ASC 321, Investments - Equity Securities and is recorded in other noncurrent assets on the consolidated balance sheet. As of June 30, 2021, no events have occurred that would indicate that the value of our investment in MLSI has changed.
Investment in TuSimple
On January 8, 2021, we made a $5.0 million equity investment in TuSimple, an autonomous technology company. Upon completion of TuSimple’s initial public offering in April 2021, our equity investment was converted to Class A common shares. Our interest, which represents an ownership percentage of less than 1%, is being accounted for under ASC 321, Investments - Equity Securities and is recorded in other noncurrent assets on the consolidated balance sheet. We record changes in the value of our investment, based on the share price reported by Nasdaq, in other expense (income) on the consolidated statements of income. In the three and six months ended June 30, 2021, we recognized a $20.2 million unrealized gain on our investment. As of June 30, 2021, the fair value of our investment was $25.2 million.

(5) Credit Facilities
On June 30, 2021, we amended our existing credit agreement, dated May 14, 2019, with BMO Harris Bank N.A. The amendment added an unsecured fixed-rate term loan commitment not to exceed a principal amount of $100.0 million and increased our borrowing capacity with BMO Harris Bank N.A. from $200.0 million to $300.0 million. The outstanding principal balance of the term loan shall bear interest at a fixed rate of 1.28%.

As of June 30, 2021, we had unsecured committed credit facilities with two banks, as well as the new term loan commitment described above with one of these banks. We had with Wells Fargo Bank, N.A. a $300.0 million credit facility which will expire on May 14, 2024. We also had a $200.0 million credit facility with BMO Harris Bank N.A., which will expire on May 14, 2024, and a $100.0 million term loan with quarterly principal payments of $1.25 million beginning September 30, 2021 and a final payment of principal and interest due and payable on May 14, 2024. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”), and the term loan has a fixed interest rate.

As of June 30, 2021 and December 31, 2020, our outstanding debt totaled $300.0 million and $200.0 million, respectively. Under the credit facilities as of June 30, 2021, we had $50.0 million outstanding at a weighted average variable interest rate of 0.77% and $100.0 million outstanding at a fixed interest rate of 1.28%. We had (i) an additional $75.0 million outstanding under the Wells Fargo Bank, N.A. credit facility at a variable rate of 0.76% as of June 30, 2021, which is effectively fixed at 2.32% with an interest rate swap agreement through May 14, 2024 and (ii) an additional $75.0 million outstanding under the BMO Harris Bank N.A. credit facility at a variable rate of 0.79% as of June 30, 2021, which is effectively fixed at 2.36% with an interest rate swap agreement through May 14, 2024. The $600.0 million of borrowing capacity under our credit arrangements at June 30, 2021, is further reduced by $50.9 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At June 30, 2021, we were in compliance with these covenants.

At June 30, 2021, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2021	$2,500
2022	5,000
2023	5,000
2024	287,500
2025	—
Total	$300,000

The carrying amounts of our long-term debt approximate fair value due to the duration of the notes and the variable interest rates.

(6) Commitments and Contingencies
As of June 30, 2021, we have committed to property and equipment purchases of approximately $269.8 million.

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

The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $26.2 million as of June 30, 2021, and $23.6 million as of December 31, 2020. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of June 30, 2021 and December 31, 2020.

The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.

We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal. As of June 30, 2021, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.

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

The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$72,032	$39,132	$118,524	$62,190
Weighted average common shares outstanding	67,926	69,093	67,929	69,173
Dilutive effect of stock-based awards	290	342	308	358
Shares used in computing diluted earnings per share	68,216	69,435	68,237	69,531
Basic earnings per share	$1.06	$0.57	$1.74	$0.90
Diluted earnings per share	$1.06	$0.56	$1.74	$0.89

(8) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders in 2013, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date, and no stock option awards are outstanding. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of June 30, 2021, there were 6,534,087 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the Consolidated Statements of Income. As of June 30, 2021, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $15.7 million and is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes the equity compensation expense and related income tax benefit recognized in the Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted awards:
Pre-tax compensation expense	$1,538	$1,090	3,087	2,488
Tax benefit	392	278	787	634
Restricted stock expense, net of tax	$1,146	$812	2,300	1,854
Performance awards:
Pre-tax compensation expense	$1,209	$53	2,155	1,063
Tax benefit	309	13	550	271
Performance award expense, net of tax	$900	$40	1,605	792

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

The following table summarizes restricted award activity for the six months ended June 30, 2021:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	367	$35.78
Granted	127	41.89
Vested	(121)	34.98
Forfeited	(11)	36.84
Nonvested at end of period	362	38.16

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

The total fair value of previously granted restricted awards vested during the six-month periods ended June 30, 2021 and June 30, 2020 was $5.1 million and $3.4 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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

The following table summarizes performance award activity for the six months ended June 30, 2021:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	262	$32.96
Granted	74	40.93
Vested	(100)	33.04
Forfeited	—	—
Nonvested at end of period	236	34.61

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

The vesting date fair value of performance awards that vested during the six-month periods ended June 30, 2021 and June 30, 2020 was $4.1 million and $5.8 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Truckload Transportation Services	$491,200	$445,053	$954,149	$909,916
Werner Logistics	141,673	110,163	279,526	222,327
Other	16,725	13,315	32,124	28,383
Corporate	409	442	788	1,061
Subtotal	650,007	568,973	1,266,587	1,161,687
Inter-segment eliminations	(193)	(14)	$(327)	$(25)
Total	$649,814	$568,959	$1,266,260	$1,161,662

Operating Income
Truckload Transportation Services	$73,108	$51,225	$130,736	$80,314
Werner Logistics	3,927	3,139	8,501	4,224
Other	1,663	(534)	2,529	2,366
Corporate	(1,835)	(1,012)	(2,432)	(3,020)
Total	$76,863	$52,818	$139,334	$83,884

(10) Subsequent Event
On July 1, 2021, we acquired an 80% equity ownership interest in ECM Transport Group (“ECM”) for a cash purchase price of $142.4 million, with an exclusive option to purchase the remaining 20% after a period of five years. ECM consists of ECM Transport and Motor Carrier Service, which are regional truckload carriers that operate in the Mid-Atlantic, Ohio and Northeast regions of the United States.

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
•ECM Acquisition
•Overview
•COVID-19
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Regulations
•Critical Accounting Estimates
The MD&A should be read in conjunction with our 2020 Form 10-K.

ECM Acquisition:
On July 1, 2021, Werner acquired an 80% equity ownership interest in ECM Transport Group (“ECM”) for a cash purchase price of $142.4 million. ECM achieved revenues of $108 million in 2020 with an operating margin 19.8%. ECM consists of ECM Transport and Motor Carrier Service (MCS), which are regional truckload carriers that together operate nearly 500 trucks and 2,000 trailers in the Mid-Atlantic, Ohio and Northeast regions of the U.S. with low driver turnover. Future revenues generated by ECM and MCS will be reported in One-Way Truckload within our TTS segment.
Werner financed the transaction through a combination of cash on hand, existing credit facilities and a new $100.0 million fixed-rate term loan maturing in May 2024 with BMO Harris Bank N.A., one of Werner’s two lead banks. The remaining 20% ownership interest in ECM will be retained by Ed Meier, founder and President of ECM. Werner Enterprises retains an exclusive option to buy the remaining 20% of ECM Transport Group after a period of five years.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for second quarter 2021 to second quarter 2020, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

COVID-19:
The COVID-19 pandemic, declared March 11, 2020, has profoundly impacted the U.S. economy. During the pandemic, the transportation industry has been designated by the U.S. government as an essential industry for keeping the U.S. supply chain moving. We are working hard to stay healthy while safely delivering our customers’ freight on time. Throughout our offices and terminal network, we are closely following the safety guidelines set forth by the Centers for Disease Control and Prevention (CDC) and World Health Organization (WHO). Over half of our office associates continue working from home.

Over the past several years, we have repositioned Werner to increase our ability to execute through different macroeconomic environments. We believe our freight base, which is heavily weighted toward customers delivering essential products that are continually being restocked in today’s economy, enabled us to more effectively manage through the difficult economic environment created by the pandemic. While there remain significant uncertainties related to COVID-19 and its effect on the economy, we believe that demand for our services will continue to be strong during the remainder of 2021.

Results of Operations:
The following table sets forth the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended (3ME) June 30,				Six Months Ended (6ME) June 30,				Percentage Change in Dollar Amounts
	2021		2020		2021		2020		3ME	6ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$649,814	100.0	$568,959	100.0	$1,266,260	100.0	$1,161,662	100.0	14.2	9.0

Operating expenses:
Salaries, wages and benefits	210,095	32.4	194,981	34.3	414,948	32.8	400,978	34.5	7.8	3.5
Fuel	58,503	9.0	30,677	5.4	109,341	8.6	79,448	6.8	90.7	37.6
Supplies and maintenance	49,414	7.6	43,343	7.6	95,561	7.5	89,064	7.7	14.0	7.3
Taxes and licenses	23,744	3.7	23,953	4.2	46,977	3.7	46,803	4.0	(0.9)	0.4
Insurance and claims	20,739	3.2	25,789	4.5	42,795	3.4	61,853	5.3	(19.6)	(30.8)
Depreciation	63,865	9.8	67,670	11.9	127,816	10.1	136,507	11.8	(5.6)	(6.4)
Rent and purchased transportation	150,920	23.2	120,704	21.2	297,413	23.5	247,146	21.3	25.0	20.3
Communications and utilities	3,333	0.5	3,536	0.6	6,355	0.5	7,344	0.6	(5.7)	(13.5)
Other	(7,662)	(1.2)	5,488	1.0	(14,280)	(1.1)	8,635	0.8	(239.6)	(265.4)
Total operating expenses	572,951	88.2	516,141	90.7	1,126,926	89.0	1,077,778	92.8	11.0	4.6

Operating income	76,863	11.8	52,818	9.3	139,334	11.0	83,884	7.2	45.5	66.1
Total other expense (income)	(19,770)	(3.1)	807	0.1	(19,187)	(1.5)	1,817	0.1	(2,549.8)	(1,156.0)
Income before income taxes	96,633	14.9	52,011	9.2	158,521	12.5	82,067	7.1	85.8	93.2
Income taxes	24,601	3.8	12,879	2.3	39,997	3.1	19,877	1.7	91.0	101.2
Net income	$72,032	11.1	$39,132	6.9	$118,524	9.4	$62,190	5.4	84.1	90.6

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Truckload Transportation Services segment (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$428,523		$406,834		$839,175		$815,932
Trucking fuel surcharge revenues	57,439		34,208		104,898		85,249
Non-trucking and other operating revenues	5,238		4,011		10,076		8,735
Operating revenues	491,200	100.0	445,053	100.0	954,149	100.0	909,916	100.0
Operating expenses	418,092	85.1	393,828	88.5	823,413	86.3	829,602	91.2
Operating income	$73,108	14.9	$51,225	11.5	$130,736	13.7	$80,314	8.8

	Three Months Ended June 30,			Six Months Ended June 30,
Truckload Transportation Services segment	2021	2020	% Change	2021	2020	% Change
Average tractors in service	7,664	7,762	(1.3)%	7,727	7,812	(1.1)%
Average revenues per tractor per week (1)	$4,301	$4,032	6.7%	$4,177	$4,017	4.0%
Total tractors (at quarter end)
Company	7,305	7,165	2.0%	7,305	7,165	2.0%
Independent contractor	340	485	(29.9)%	340	485	(29.9)%
Total tractors	7,645	7,650	(0.1)%	7,645	7,650	(0.1)%
Total trailers (at quarter end)	23,090	21,820	5.8%	23,090	21,820	5.8%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$166,171	$167,984	(1.1)%	$323,010	$345,833	(6.6)%
Average tractors in service	2,715	3,149	(13.8)%	2,785	3,210	(13.2)%
Total tractors (at quarter end)	2,605	3,115	(16.4)%	2,605	3,115	(16.4)%
Average percentage of empty miles	10.72%	13.01%	(17.6)%	11.04%	12.41%	(11.0)%
Average revenues per tractor per week (1)	$4,709	$4,103	14.8%	$4,461	$4,143	7.7%
Average % change in revenues per total mile (1)	16.7%	(1.9)%		13.1%	(2.7)%
Average % change in total miles per tractor per week	(1.7)%	(0.3)%		(4.8)%	2.3%
Average completed trip length in miles (loaded)	877	813	7.9%	865	838	3.2%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$262,352	$238,850	9.8%	$516,165	$470,099	9.8%
Average tractors in service	4,949	4,613	7.3%	4,942	4,602	7.4%
Total tractors (at quarter end)	5,040	4,535	11.1%	5,040	4,535	11.1%
Average revenues per tractor per week (1)	$4,079	$3,983	2.4%	$4,018	$3,928	2.3%

(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, rent and purchased transportation expense, gross margin, other operating expenses (primarily salaries, wages and benefits expense) and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Werner Logistics segment (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$141,673	100.0	$110,163	100.0	$279,526	100.0	$222,327	100.0
Rent and purchased transportation expense	124,388	87.8	92,842	84.3	244,915	87.6	188,774	84.9
Gross margin	17,285	12.2	17,321	15.7	34,611	12.4	33,553	15.1
Other operating expenses	13,358	9.4	14,182	12.9	26,110	9.4	29,329	13.2
Operating income	$3,927	2.8	$3,139	2.8	$8,501	3.0	$4,224	1.9

	Three Months Ended June 30,			Six Months Ended June 30,
Werner Logistics segment	2021	2020	% Change	2021	2020	% Change
Average tractors in service	34	31	9.7%	36	32	12.5%
Total tractors (at quarter end)	41	30	36.7%	41	30	36.7%
Total trailers (at quarter end)	1,325	1,635	(19.0)%	1,325	1,635	(19.0)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Operating Revenues
Operating revenues increased 14.2% for the three months ended June 30, 2021, compared to the same period of the prior year. When comparing second quarter 2021 to second quarter 2020, TTS segment revenues increased $46.1 million, or 10.4%, and Werner Logistics revenues increased $31.5 million, or 28.6%.

Our results in second quarter 2021 reflect strong freight market conditions in a strengthening economy and tight driver market. Freight demand in our One-Way Truckload fleet was strong. This trend has continued during third quarter to-date. In our Dedicated fleet, freight demand remained strong in second quarter 2021. Improving demand from a rapidly recovering economy, combined with several factors that are limiting capacity, resulted in a robust second quarter freight market.

Trucking revenues, net of fuel surcharge, increased 5.3% in second quarter 2021 compared to second quarter 2020 due to a 6.7% increase in average revenues per tractor per week, net of fuel surcharge, partially offset by a 1.3% decrease in the average number of tractors in service. The increase in average revenues per tractor was due primarily to improved pricing in both Dedicated and One-Way Truckload, offset by a decline in miles per truck from an increased mix of Dedicated trucks to total trucks and fewer team drivers. We currently expect average revenues per total mile for the One-Way Truckload fleet for the second half of 2021 to increase in a range of 16% to 19% when compared to the same period in 2020, and we currently expect Dedicated average revenues per truck per week to increase in a range of 3% to 5% in 2021 compared to 2020.

The average number of tractors in service in the TTS segment decreased 1.3% to 7,664 in second quarter 2021 from 7,762 in second quarter 2020, impacted by the extremely difficult driver recruiting market. We ended second quarter 2021 with 7,645 trucks in the TTS segment, a year-over-year decrease of 5 trucks compared to the end of second quarter 2020, and a sequential decrease of 90 trucks compared to the end of first quarter 2021. Within TTS, our Dedicated unit ended second quarter 2021 with 5,040 trucks (or 66% of our total TTS segment trucks) compared to 4,535 trucks (or 59%) a year ago. We currently expect truck growth in 2021 to be from our 500-truck acquisition of ECM and expect our truck count at the end of 2021 to be in the range of 1% to 4% higher when compared to the fleet size at year-end 2020. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues increased 67.9% to $57.4 million in second quarter 2021 from $34.2 million in second quarter 2020 due primarily to higher average diesel fuel prices, partially offset by fewer miles in second quarter 2021. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its three operating units, following the sale of its WGL freight forwarding services for international ocean and air shipments in first quarter 2021. Werner Logistics revenues exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $193 thousand in second quarter 2021 and $14 thousand in second quarter 2020 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In second quarter 2021, Werner Logistics revenues increased $31.5 million, or 28.6%, due to higher pricing and volume growth in Truckload Logistics and Intermodal. Truckload Logistics revenues (69% of total Logistics revenues) increased by 49%. Truckload Logistics volume increased 10% in second quarter 2021, and revenues per shipment increased 37%. Intermodal revenues (29% of Logistics revenues) increased 52% in second quarter 2021, due to volume growth of 30% and 17% higher revenues per shipment. The Werner Logistics gross margin dollars remained flat at $17.3 million for second quarter 2021 and second quarter 2020. The Werner Logistics gross margin percentage in second quarter 2021 of 12.2% decreased from 15.7% in second quarter 2020 due to higher spot truckload and intermodal dray rates which significantly increased the cost of capacity for contractual brokerage shipments and Intermodal shipments in second quarter 2021. The Werner Logistics operating margin percentage of 2.8% in second quarter 2021 remained flat, while operating income increased 25% to $3.9 million as other operating expenses declined 6% due to improved automation and efficiency.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 88.2% for the three months ended June 30, 2021 and 90.7% for the three months ended June 30, 2020. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 20 through 22 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.

Salaries, wages and benefits increased $15.1 million or 7.8% in second quarter 2021 compared to second quarter 2020 and decreased 1.9% as a percentage of operating revenues to 32.4%. The higher dollar amount of salaries, wages and benefits expense in the second quarter of 2021 was due primarily to increased driver pay rates, partially offset by 6.8 million fewer company truck miles in second quarter 2021. In January 2021, we implemented driver pay increases of approximately $10 million annually in our One-Way Truckload fleet, and will implement another pay increase in August of approximately $11 million annually. Within Dedicated, we continue to implement pay increases as needed. As a result, driver pay per company driver mile increased nearly 11% in second quarter 2021. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment decreased 8.2%, due primarily to increased automation and improved operational efficiency.

We renewed our workers’ compensation insurance coverage on April 1, 2021. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2021 are $0.3 million higher than the premiums for the previous policy year.

The rapidly recovering economy combined with a severely constrained driver market is presenting labor challenges for customers and carriers alike and became more challenging in second quarter 2021, as the improving freight market caused increased competition for the finite number of experienced drivers that meet our hiring standards. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention as we strive to be the truckload employer of choice, including raising driver pay, providing a modern truck and trailer fleet with the latest safety equipment and technology, investing in our driver training school network and offering a wide variety of driving positions including daily and weekly home time opportunities. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased $27.9 million or 90.7% in second quarter 2021 compared to second quarter 2020 and increased 3.6% as a percentage of operating revenues to 9.0% due to higher average diesel fuel prices, partially offset by approximately 6.8 million fewer company truck miles in second quarter 2021. Average diesel fuel prices were $1.09 per gallon higher in second quarter 2021 than in second quarter 2020 and were 26 cents per gallon higher than in first quarter 2021.

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

For July 2021, the average diesel fuel price per gallon was approximately 93 cents higher than the average diesel fuel price per gallon in July 2020 and approximately 95 cents higher than in third quarter 2020.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2021, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance increased $6.1 million or 14.0% in second quarter 2021 compared to second quarter 2020 and remained flat as a percentage of operating revenues. The higher dollar amount of supplies and maintenance expense was due primarily to higher driver and placement driver-related costs such as driver lodging and advertising.

Insurance and claims decreased $5.1 million or 19.6% in second quarter 2021 compared to second quarter 2020 and decreased 1.3% as a percentage of operating revenues due primarily to a lower amount of unfavorable reserve development on large dollar claims, partially offset by higher liability insurance premiums of $2.0 million. We also incurred insurance and claims expense of $1.3 million in second quarter 2021 and $1.2 million in second quarter 2020 for accrued interest related to a previously-disclosed adverse jury verdict rendered May 17, 2018, which we are appealing (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report). Interest is accrued at $0.4 million per month, until such time as the outcome of our appeal is finalized. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

We renewed our liability insurance policies on August 1, 2021 and are responsible for the first $10.0 million per claim on all claims with an annual $10.0 million aggregate for claims between $10.0 million and $15.0 million. For the policy year that began August 1, 2020, we were responsible for the first $10.0 million per claim with no aggregates. We maintain liability insurance coverage with insurance carriers in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2021 are $7.0 million higher than premiums for the previous policy year.

Depreciation expense decreased $3.8 million or 5.6% in second quarter 2021 compared to second quarter 2020 and decreased 2.1% as a percentage of operating revenues. During first quarter 2020, we changed the estimated life of certain trucks to be sold in 2020 to more rapidly depreciate these truck to their estimated residual values due to the weak used truck market. These trucks continued to depreciate at the same higher rate per truck until all were sold in 2020. The effect of this change in accounting estimate increased second quarter 2020 depreciation expense by $3.7 million and had no effect on second quarter 2021.

The average age of our truck fleet remains low by industry standards and was 2.0 years as of June 30, 2021, and the average age of our trailers was 4.1 years. We are continuing to invest in new trucks and trailers and our terminals in 2021 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2021, we expect the average age of our truck and trailer fleet to remain at or near current levels.

Rent and purchased transportation expense increased $30.2 million or 25.0% in second quarter 2021 compared to second quarter 2020 and increased 2.0% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $31.5 million, and as a percentage of Werner Logistics revenues increased to 87.8%

in second quarter 2021 from 84.3% in second quarter 2020, due primarily to higher spot truckload and intermodal dray rates which significantly increased the cost of capacity for contractual brokerage shipments and intermodal shipments in second quarter 2021.

Rent and purchased transportation expense for the TTS segment decreased $1.0 million in second quarter 2021 compared to second quarter 2020. Independent contractor miles decreased approximately 5.5 million miles in second quarter 2021 and as a percentage of total miles were 6.2% in second quarter 2021 compared to 8.5% in second quarter 2020. The lower expense resulting from fewer independent contractor miles was partially offset by an increase in the per-mile settlement rate for certain independent contractors in first quarter 2021 and higher average diesel fuel prices. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Other operating expenses decreased $13.2 million in second quarter 2021 compared to second quarter 2020 and decreased 2.2% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $13.5 million in second quarter 2021, compared to $0.9 million in second quarter 2020. We realized substantially higher average gains per truck and trailer due to significantly improved pricing in the market for our used equipment, which we believe is a temporary result of increased demand for previously used equipment because of production delays limiting availability of new equipment in the industry. We sold more trucks and fewer trailers in second quarter 2021 than in second quarter 2020.

Other Expense (Income)
Other expense (income) decreased $20.6 million in second quarter 2021 compared to second quarter 2020. We recognized a $20.2 million unrealized gain on our minority equity investment in TuSimple, an autonomous technology company, in second quarter 2021. We record changes in the value of our investment based on the share price reported by Nasdaq (see Note 4 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report). Interest expense decreased $0.5 million in second quarter 2021 compared to second quarter 2020 due to lower average outstanding debt in the 2021 period.
Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 25.5% in second quarter 2021 compared to 24.8% in second quarter 2020. The lower income tax rate in second quarter 2020 was attributed primarily to favorable discrete income tax items in second quarter 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Operating Revenues
Operating revenues increased 9.0% for the six months ended June 30, 2020, compared to the same period of the prior year. In the TTS segment, trucking revenues, net of fuel surcharge, increased $23.2 million, or 2.8%, due primarily to a 4.0% increase in average revenues per tractor per week, partially offset by a 1.1% decrease in average tractors in service. TTS segment fuel surcharge revenues for the six months ended June 30, 2021 increased $19.6 million or 23.0% when compared to the six months ended June 30, 2020 due to higher average diesel fuel prices in the 2021 period. When comparing the first six months of 2021 to the first six months of 2020, TTS segment revenues increased $44.2 million, or 4.9%, and Werner Logistics revenues increased $57.2 million, or 25.7%.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 89.0% for the six months ended June 30, 2021 and 92.8% for the six months ended June 30, 2020. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 20 through 22 show the Consolidated Statements of Income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.

Salaries, wages and benefits increased $14.0 million or 3.5% in the first six months of 2021 compared to first six months of 2020 and decreased 1.7% as a percentage of operating revenues to 32.8%. The higher dollar amount of salaries, wages and benefits expense was due primarily to increased driver pay rates, partially offset by 18.8 million fewer company truck miles in the first six months of 2021. As a result, driver pay per company driver mile increased nearly 9% in the first six months of 2021. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment decreased 9.8%.

Fuel increased $29.9 million or 37.6% in the first six months of 2021 compared to the same period in 2020 and increased 1.8% as a percentage of operating revenues due to higher average diesel fuel prices, partially offset by approximately 18.8 million fewer company truck miles in the first six months of 2021. Average diesel fuel prices were 66 cents per gallon higher in the first six months of 2021 than in the same 2020 period.

Supplies and maintenance increased $6.5 million or 7.3% in the first six months of 2021 compared to same period in 2020 and decreased 0.2% as a percentage of operating revenues. The higher dollar amount of supplies and maintenance expense was due primarily to higher driver and placement driver-related costs such as driver lodging and advertising.

Insurance and claims decreased $19.1 million or 30.8% in the first six months of 2021 compared to the same period in 2020 and decreased 1.9% as a percentage of operating revenues due primarily to lower expense for new large dollar claims and a lower amount of unfavorable development on large dollar claims, partially offset by higher liability insurance premiums of $4.0 million. In January 2020, one of our trucks was involved in a serious accident. We self-insure for the first $10.0 million of liability coverage for this policy period and have appropriate excess liability coverage with insurance carriers above that amount. As a result, we recorded $10.0 million of insurance and claims expense in first quarter 2020 for this accident.

Depreciation expense decreased $8.7 million or 6.4% in the first six months of 2021 compared to the same period in 2020 and decreased 1.7% as a percentage of operating revenues. During first quarter 2020, we changed the estimated life of certain trucks to be sold in 2020 to more rapidly depreciate these truck to their estimated residual values due to the weak used truck market. These trucks continued to depreciate at the same higher rate per truck until all were sold in 2020. The effect of this change in accounting estimate increased the first six months of 2020 depreciation expense by $8.7 million and had no effect on 2021.

Rent and purchased transportation expense for the TTS segment decreased $5.4 million in the first six months of 2021 compared to the same period in 2020. Independent contractor miles decreased approximately 11.3 million miles in the six months ended June 30, 2021. The lower expense resulting from fewer independent contractor miles was partially offset by an increase in the per-mile settlement rate for certain independent contractors in first quarter 2021 and higher average diesel fuel prices. Werner Logistics rent and purchased transportation expense increased $56.1 million as a result of higher logistics revenues and higher spot truckload and dray rates and increased to 87.6% as a percentage of Werner Logistics revenues in the 2021 period from 84.9% in the 2020 period.

Other operating expenses decreased $22.9 million in the first six months of 2021 compared to the same period in 2020 and decreased 1.9% as a percentage of operating revenues. Gains on sales of assets were $25.0 million in the six months ended June 30, 2021, compared to $3.4 million in the six months ended June 30, 2020. We realized substantially higher average gains per truck and trailer due to improved pricing in the market for our used equipment. We sold more trucks and fewer trailers in the first six months of 2021 than in the same period in 2020. We also realized a $1.0 million gain from the sale of WGL in first quarter 2021.

Other Expense (Income)
Other expense (income) decreased $21.0 million in the first six months of 2021 compared to the same 2020 period due primarily to the aforementioned $20.2 million unrealized gain on our equity investment. Interest expense decreased $1.2 million in the first six months of 2021 compared to the first six months of 2020 due to lower average outstanding debt in the 2021 period.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 25.2% for the first six months of 2021 compared to 24.2% for the first six months of 2020. The higher income tax rate in the year-to-date 2021 period was attributed primarily to a lower amount of favorable discrete income tax items in the 2021 period.

Liquidity and Capital Resources:
During the six months ended June 30, 2021, we generated cash flow from operations of $189.5 million, a 34.1% or $97.9 million decrease in cash flows compared to the same six-month period a year ago. The decrease in net cash provided by operating activities was due primarily to working capital changes resulting from the timing of federal and state estimated income tax payments and changes in accounts receivable, partially offset by higher net income. We were able to make net capital expenditures, repay debt, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances.

Net cash used in investing activities was $104.6 million for the six-month period ended June 30, 2021 compared to $103.2 million for the six-month period ended June 30, 2020. Net property additions (primarily revenue equipment) were $102.9 million for the six-month period ended June 30, 2021, compared to $107.6 million during the same period of 2020. We currently estimate net capital expenditures (primarily revenue equipment) in 2021 to be in the range of $275 million to $300 million, compared to net capital expenditures in 2020 of $266.2 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary. As of June 30, 2021, we were committed to property and equipment purchases of approximately $269.8 million.

Net financing activities provided $77.8 million during the six months ended June 30, 2021, and used $150.2 million during the same period in 2020. We had net borrowings of $100.0 million during the six months ended June 30, 2021, bringing our outstanding debt at June 30, 2021 to $300.0 million. The proceeds were used to finance the July 1, 2021 purchase of ECM. We repaid $125.0 million of debt during the six months ended June 30, 2020. We paid dividends of $12.9 million in the six-month period ended June 30, 2021 and $12.5 million in the six-month period ended June 30, 2020. We increased our quarterly dividend rate by $0.01 per share, or 11% beginning with the quarterly dividend to be paid in May 2021, and we increased our quarterly dividend rate by $0.02 per share, or 20%, beginning with the quarterly dividend to be paid in July 2021. Financing activities for the six months ended June 30, 2021, also included common stock repurchases of 130,446 shares at a cost of $5.5 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. As of June 30, 2021, the Company had purchased 2,313,438 shares pursuant to our current Board of Directors repurchase authorization and had 2,686,562 shares remaining available for repurchase.

Management believes our financial position at June 30, 2021 is strong. As of June 30, 2021, we had $192.1 million of cash and cash equivalents (prior to the July 1, 2021 closing payment for ECM) and nearly $1.3 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of June 30, 2021, we had a total borrowing capacity of $600.0 million under our credit facilities (see Note 5 in the Notes to Consolidated Financial Statements (Unaudited) under Item I of Part I of this Form 10-Q), of which we had borrowed $300.0 million. The remaining $300.0 million of credit available under the facilities at June 30, 2021 is reduced by the $50.9 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our credit facilities will provide sufficient funds for our operating and capital needs for the foreseeable future.

Contractual Obligations and Commercial Commitments:
Item 7 of Part II of our 2020 Form 10-K includes our disclosure of contractual obligations and commercial commitments as of December 31, 2020. Except for amending our existing debt agreements and entering into a new debt agreement with additional borrowings under such agreements, and the associated future interest expense, as disclosed in Note 5 in the Notes to Consolidated Financial Statements (Unaudited) under Item I of Part I of this Form 10-Q, there were no material changes in the nature of these items during the six months ended June 30, 2021.

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

Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $1.9 million for second quarter 2021 and $0.9 million for second quarter 2020. These were recorded in accumulated other comprehensive income (loss) within stockholders’ equity in the Consolidated Balance Sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $150 million of debt outstanding at June 30, 2021, for which the interest rate is effectively fixed at 2.34% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases, and we had $100 million of debt outstanding at June 30, 2021 at a fixed rate of 1.28%. We had $50 million of variable rate debt outstanding at June 30, 2021. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by approximately $500,000.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 14, 2019, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of June 30, 2021, the Company had purchased 2,313,438 shares pursuant to this authorization and had 2,686,562 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during second quarter 2021 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

10.1	Facility Letter and Promissory Note Agreement, dated June 30, 2021 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Filed herewith

10.2	First Amendment to Facility Letter Agreement, dated June 30, 2021 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Filed herewith

10.3	Second Amendment to Credit Agreement, dated June 29, 2021 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2021 and June 30, 2020, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and June 30, 2020, (iii) Consolidated Condensed Balance Sheets as of June 30, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020, (v) Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2021, March 31, 2021, June 30, 2020 and March 31, 2020, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of June 30, 2021.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 5, 2021	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 5, 2021	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary