Form 10-Q
period 2021-09-30
WERNER ENTERPRISES INC
filed 2021-11-09
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2021, 66,884,251 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.

PART I
FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Part II, Item 1A (Risk Factors) of this Quarterly Report and in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

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
Operating results for the three-month and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2020 Form 10-K.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
	(Unaudited)
Operating revenues	$702,891	$590,214	$1,969,151	$1,751,876
Operating expenses:
Salaries, wages and benefits	234,250	197,151	649,198	598,129
Fuel	64,692	37,933	174,033	117,381
Supplies and maintenance	57,067	44,015	152,628	133,079
Taxes and licenses	24,419	24,032	71,396	70,835
Insurance and claims	27,702	23,307	70,497	85,160
Depreciation and amortization	68,615	62,980	196,431	199,487
Rent and purchased transportation	161,061	131,843	458,474	378,989
Communications and utilities	3,598	3,797	9,953	11,141
Other	(9,837)	3,053	(24,117)	11,688
Total operating expenses	631,567	528,111	1,758,493	1,605,889
Operating income	71,324	62,103	210,658	145,987
Other expense (income):
Interest expense	1,284	887	2,823	3,639
Interest income	(287)	(323)	(918)	(1,326)
Gain on investments in equity securities, net	(16,090)	—	(36,281)	—
Other	50	55	146	123
Total other expense (income)	(15,043)	619	(34,230)	2,436
Income before income taxes	86,367	61,484	244,888	143,551
Income taxes	21,278	15,152	61,275	35,029
Net income	65,089	46,332	183,613	108,522
Net income attributable to noncontrolling interest	(1,328)	—	(1,328)	—
Net income attributable to Werner	$63,761	$46,332	$182,285	$108,522
Earnings per share:
Basic	$0.94	$0.67	$2.69	$1.57
Diluted	$0.94	$0.67	$2.68	$1.56
Weighted-average common shares outstanding:
Basic	67,475	69,097	67,776	69,148
Diluted	67,834	69,449	68,136	69,500
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
	(Unaudited)
Net income	$65,089	$46,332	$183,613	$108,522
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,119)	782	(822)	(8,182)
Change in fair value of interest rate swaps, net of tax	400	401	2,063	(5,819)
Other comprehensive income (loss)	(719)	1,183	1,241	(14,001)
Comprehensive income	64,370	47,515	184,854	94,521
Comprehensive income attributable to noncontrolling interest	1,328	—	1,328	—
Comprehensive income attributable to Werner	$63,042	$47,515	$183,526	$94,521
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,428	$29,334
Accounts receivable, trade, less allowance of $9,233 and $8,686, respectively	426,346	341,104
Other receivables	26,524	23,491
Inventories and supplies	11,787	12,062
Prepaid taxes, licenses and permits	8,140	17,231
Other current assets	51,566	33,694
Total current assets	569,791	456,916
Property and equipment	2,515,378	2,405,335
Less – accumulated depreciation	908,852	862,077
Property and equipment, net	1,606,526	1,543,258
Goodwill	44,710	—
Intangible assets, net	50,974	—
Other non-current assets	207,140	156,502
Total assets	$2,479,141	$2,156,676
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,425	$83,263
Current portion of long-term debt	6,250	25,000
Insurance and claims accruals	70,073	76,917
Accrued payroll	43,397	35,594
Accrued expenses	27,574	25,032
Other current liabilities	21,509	28,208
Total current liabilities	261,228	274,014
Long-term debt, net of current portion	343,750	175,000
Other long-term liabilities	43,656	43,114
Insurance and claims accruals, net of current portion	234,000	231,638
Deferred income taxes	253,335	237,870
Total liabilities	1,135,969	961,636
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	36,615	—
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 66,884,251 and 67,931,726 shares outstanding, respectively	805	805
Paid-in capital	119,776	116,039
Retained earnings	1,598,232	1,438,916
Accumulated other comprehensive loss	(21,592)	(22,833)
Treasury stock, at cost; 13,649,285 and 12,601,810 shares, respectively	(390,664)	(337,887)
Total stockholders’ equity	1,306,557	1,195,040
Total liabilities, temporary equity and stockholders’ equity	$2,479,141	$2,156,676
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$183,613	$108,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,431	199,487
Deferred income taxes	14,756	(2,358)
Gain on disposal of property and equipment	(39,292)	(7,293)
Non-cash equity compensation	7,999	6,003
Insurance and claims accruals, net of current portion	2,362	6,579
Other	(1,422)	21,771
Gain on investments in equity securities, net	(36,281)	—
Changes in certain working capital items:
Accounts receivable, net	(69,072)	(15,051)
Other current assets	(10,319)	(1,335)
Accounts payable	17,236	6,477
Other current liabilities	(12,667)	23,594
Net cash provided by operating activities	253,344	346,396
Cash flows from investing activities:
Additions to property and equipment	(295,485)	(294,448)
Proceeds from sales of property and equipment	132,755	107,185
Net cash invested in acquisition	(141,291)	—
Investment in equity securities	(10,000)	—
Decrease in notes receivable	5,114	6,277
Net cash used in investing activities	(308,907)	(180,986)
Cash flows from financing activities:
Repayments of short-term debt	(25,000)	(75,000)
Proceeds from issuance of short-term debt	5,000	—
Repayments of long-term debt	—	(50,000)
Proceeds from issuance of long-term debt	170,000	—
Dividends on common stock	(21,057)	(18,669)
Repurchases of common stock	(53,266)	(8,798)
Tax withholding related to net share settlements of restricted stock awards	(3,773)	(3,941)
Other cash flows from financing activities	(35)	—
Net cash provided by (used in) financing activities	71,869	(156,408)
Effect of exchange rate fluctuations on cash	(212)	(1,968)
Net increase in cash, cash equivalents and restricted cash	16,094	7,034
Cash, cash equivalents and restricted cash, beginning of period	29,334	33,442
Cash, cash equivalents and restricted cash, end of period	$45,428	$40,476
Supplemental disclosures of cash flow information:
Interest paid	$2,517	$3,882
Income taxes paid	56,350	36,880
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$4,252	$2,283
Change in fair value of interest rate swaps	2,063	(5,819)
Property and equipment acquired included in accounts payable	3,666	24,068
Property and equipment disposed included in other receivables	—	5,183
Dividends accrued but not yet paid at end of period	8,026	6,219
Redeemable noncontrolling interest associated with acquisition	35,322	—

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(Unaudited)
BALANCE, December 31, 2020	$805	$116,039	$1,438,916	$(22,833)	$(337,887)	$1,195,040
Net income	—	—	46,492	—	—	46,492
Other comprehensive loss	—	—	—	(265)	—	(265)
Purchases of 130,446 shares of common stock	—	—	—	—	(5,507)	(5,507)
Dividends on common stock ($0.10 per share)	—	—	(6,792)	—	—	(6,792)
Equity compensation activity, 116,868 shares	—	(3,953)	—	—	213	(3,740)
Non-cash equity compensation expense	—	2,502	—	—	—	2,502
BALANCE, March 31, 2021	805	114,588	1,478,616	(23,098)	(343,181)	1,227,730
Net income	—	—	72,032	—	—	72,032
Other comprehensive income	—	—	—	2,225	—	2,225
Dividends on common stock ($0.12 per share)	—	—	(8,151)	—	—	(8,151)
Equity compensation activity, 13,725 shares	—	(266)	—	—	266	—
Non-cash equity compensation expense	—	2,747	—	—	—	2,747
BALANCE, June 30, 2021	805	117,069	1,542,497	(20,873)	(342,915)	1,296,583
Net income	—	—	63,761	—	—	63,761
Other comprehensive loss	—	—	—	(719)	—	(719)
Purchases of 1,049,120 shares of common stock	—	—	—	—	(47,759)	(47,759)
Dividends on common stock ($0.12 per share)	—	—	(8,026)	—	—	(8,026)
Equity compensation activity, 1,498 shares	—	(43)	—	—	10	(33)
Non-cash equity compensation expense	—	2,750	—	—	—	2,750
BALANCE, September 30, 2021	$805	$119,776	$1,598,232	$(21,592)	$(390,664)	$1,306,557
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(Unaudited)
BALANCE, December 31, 2019	$805	$112,649	$1,294,608	$(14,728)	$(282,326)	$1,111,008
Net income	—	—	23,058	—	—	23,058
Other comprehensive loss	—	—	—	(15,490)	—	(15,490)
Purchases of 282,992 shares of common stock	—	—	—	—	(8,798)	(8,798)
Dividends on common stock ($0.09 per share)	—	—	(6,218)	—	—	(6,218)
Equity compensation activity, 125,203 shares	—	(4,360)	—	—	430	(3,930)
Non-cash equity compensation expense	—	2,406	—	—	—	2,406
BALANCE, March 31, 2020	805	110,695	1,311,448	(30,218)	(290,694)	1,102,036
Net income	—	—	39,132	—	—	39,132
Other comprehensive income	—	—	—	306	—	306
Dividends on common stock ($0.09 per share)	—	—	(6,219)	—	—	(6,219)
Equity compensation activity, 10,297 shares	—	(199)	—	—	194	(5)
Non-cash equity compensation expense	—	1,138	—	—	—	1,138
BALANCE, June 30, 2020	805	111,634	1,344,361	(29,912)	(290,500)	1,136,388
Net income	—	—	46,332	—	—	46,332
Other comprehensive income	—	—	—	1,183	—	1,183
Dividends on common stock ($0.09 per share)	—	—	(6,219)	—	—	(6,219)
Equity compensation activity, 893 shares	—	(19)	—	—	13	(6)
Non-cash equity compensation expense	—	2,459	—	—	—	2,459
BALANCE, September 30, 2020	$805	$114,074	$1,384,474	$(28,729)	$(290,487)	$1,180,137
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

(2) Business Acquisition
ECM Acquisition
On July 1, 2021, pursuant to a Unit Purchase Agreement, we acquired an 80% ownership interest in ECM Associated, LLC ("ECM”) for $141.3 million after net working capital changes and net of cash acquired. We have an exclusive option to purchase the remaining 20% ownership interest in ECM upon the occurrence of certain events or after a period of five years following transaction close, based on a fixed multiple of ECM’s average annual adjusted earnings before interest, taxes, depreciation and amortization. The noncontrolling interest holder also has an option to put the remaining 20% ownership interest to us on the same terms. We record the 20% remaining interest in temporary equity – redeemable noncontrolling interest in the consolidated condensed balance sheets. We recorded net income attributable to noncontrolling interest of $1.3 million and a distribution to the noncontrolling interest holder of $35 thousand for the three months ended September 30, 2021.

ECM, through its ECM Transport, LLC (“ECM Transport”) and Motor Carrier Service (“MCS”) subsidiaries, provides regional truckload carrier services in the Mid-Atlantic, Ohio, and Northeast regions of the United States and operates nearly 500 trucks and 2,000 trailers in its network of eight terminals and 18 drop yard facilities. The primary reason for this acquisition was to expand our fleet size, terminal network, geographic market presence, and short-haul expertise in a segment in which consumer demand and supply chain needs are growing.

We financed the cash transaction through a combination of cash on hand, existing credit facilities, and the addition of a $100.0 million unsecured fixed-rate term loan commitment with BMO Harris Bank N.A. on June 30, 2021. For more information regarding our debt, see Note 7 – Credit Facilities.

The results of operations for ECM are included in our consolidated financial statements beginning July 1, 2021. We incurred transaction costs related to the acquisition, such as legal and professional fees, of $1.0 million for the nine months ended September 30, 2021, which is included in other operating expenses on the consolidated statements of income.

Provisional Purchase Price Allocation
We accounted for the purchase of ECM using the acquisition method of accounting under U.S. generally accepted accounting principles (GAAP). The purchase price has been allocated to the assets acquired and liabilities assumed using market data and valuation techniques. The estimated fair values of the assets acquired and liabilities assumed are considered provisional, pending the completion of the valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, and the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed. The determination of estimated fair values requires management to make significant estimates and assumptions. We believe that the information available provides a reasonable basis for estimating the values of assets acquired and liabilities assumed; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date, and such adjustments may impact future earnings. We expect to finalize the valuation of assets and liabilities as soon as practicable, but not later than one year from the acquisition date. Any adjustments to the initial estimates of the fair value of the acquired assets and liabilities assumed will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill.

The provisional purchase price allocation for ECM is summarized as follows (in thousands):

Purchase Price
Cash consideration paid (1)	$155,686
Cash and cash equivalents acquired	(13,327)
Working capital surplus (deficiency)	(1,068)
Total purchase price (fair value of consideration)	141,291

Provisional Purchase Price Allocation
Accounts receivable, trade	16,170
Other receivables	43
Inventories and supplies	204
Prepaid taxes, licenses and permits	700
Other current assets	351
Property and equipment	68,772
Intangible assets	52,200
Other non-current assets	3,644
Total assets acquired	142,084

Accounts payable	(510)
Insurance and claims accruals	(890)
Accrued payroll	(2,130)
Accrued expenses	(3,006)
Other current liabilities	(1,185)
Other long-term liabilities	(2,460)
Total liabilities assumed	(10,181)
Temporary equity - redeemable noncontrolling interest in ECM	(35,322)
Goodwill	$44,710
(1) At closing, $0.8 million and $0.7 million of the cash consideration was placed in escrow to cover post-closing adjustments and to secure certain indemnification obligations of the sellers, respectively. As of September 30, 2021, the indemnification escrow payment remains subject to adjustment.

Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in a business combination. Goodwill and intangible assets with indefinite lives are not amortized. Goodwill is reviewed for potential impairment on an annual basis or more frequently if indicators of a potential impairment exist. Goodwill associated with the acquisition was primarily attributable to acquiring and retaining the existing ECM network and the anticipated synergies from combining the operations of the Company and ECM. The goodwill associated with the acquisition is expected to be deductible for income tax purposes. All goodwill is assigned to our Truckload Transportation Services (“TTS”) segment.

We have allocated $52.2 million of the purchase price to finite-lived intangible assets, consisting of customer relationships and trade names. The estimated fair values of the intangible assets were determined, with the assistance of an independent third-party valuation firm, using the multi-period excess earnings method for customer relationships and the relief-from-royalty method for trade names. All methods are forms of the income approach, which require a forecast of all the expected future cash flows.

Intangible assets with finite lives are amortized on the straight-line method. Amortization expense on acquired intangible assets was $1.2 million for three and nine months ended September 30, 2021. The following table summarizes the major classes of intangible assets and the respective weighted-average estimated amortization periods:

	Estimated Fair Value (in thousands)	Weighted-Average Estimated Amortization Period (Years)
Customer relationships	$33,200	10
Trade names	19,000	12
Total intangible assets	$52,200

(3) Revenue
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Truckload Transportation Services	$527,697	$458,256	$1,481,846	$1,368,172
Werner Logistics	157,968	117,351	437,494	339,678
Inter-segment eliminations	(212)	(30)	(539)	(55)
Transportation services	685,453	575,577	1,918,801	1,707,795
Other revenues	17,438	14,637	50,350	44,081
Total revenues	$702,891	$590,214	$1,969,151	$1,751,876

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$657,795	$534,978	$1,815,180	$1,581,474
Mexico	38,187	36,708	116,268	111,174
Other	6,909	18,528	37,703	59,228
Total revenues	$702,891	$590,214	$1,969,151	$1,751,876

Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At September 30, 2021 and December 31, 2020, the accounts receivable, trade, net, balance was $426.3 million and $341.1 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At September 30, 2021 and December 31, 2020, the balance of contract assets was $9.2 million and $6.9 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. The balance of contract liabilities was $1.2 million as of September 30, 2021 and $1.5 million as of December 31, 2020. The amount of revenues recognized in the nine months ended September 30, 2021 that was included in the December 31, 2020 contract liability balance was $1.5 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.

Performance Obligations
We have elected to apply the practical expedient in Accounting Standards Codification (“ASC”) Topic 606 to not disclose the value of remaining performance obligations for contracts with an original expected length of one year or less. Remaining performance obligations represent the transaction price allocated to future reporting periods for freight shipments started but not completed at the reporting date that we expect to recognize as revenue in the period subsequent to the reporting date; transit times generally average approximately 3 days.

During the nine months ended September 30, 2021 and September 30, 2020, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

(4) Leases
We have entered into operating leases primarily for real estate. The leases have terms which range from 1 year to 13 years, and some include options to renew. Renewal terms are included in the lease term when it is reasonably certain that we will exercise the option to renew.

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from our operating leases as of September 30, 2021.

(In thousands)	September 30, 2021
Maturity of Lease Liabilities
2021 (remaining)	$1,240
2022	4,384
2023	2,959
2024	2,144
2025	1,617
Thereafter	2,711
Total undiscounted operating lease payments	$15,055
Less: Imputed interest	(1,010)
Present value of operating lease liabilities	$14,045

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$13,580

Current lease liabilities (recorded in other current liabilities)	$4,305
Long-term lease liabilities (recorded in other long-term liabilities)	9,740
Total operating lease liabilities	$14,045

Other Information
Weighted-average remaining lease term for operating leases	4.90 years
Weighted-average discount rate for operating leases	2.91%

Cash Flows
During the nine months ended September 30, 2021 and September 30, 2020, right-of-use assets of $3.9 million and $2.4 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $3.2 million and $3.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, and is included in operating cash flows.

Operating Lease Expense
Operating lease expense was $4.2 million and $11.3 million for the three and nine months ended September 30, 2021, respectively, and $2.7 million and $6.8 million for the three and nine months ended September 30, 2020, respectively. This expense included $1.3 million and $3.3 million for the three and nine months ended September 30, 2021, respectively, and $0.9 million and $2.8 million for the three and nine months ended September 30, 2020, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.

Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $2.9 million and $9.0 million for the three and nine months ended September 30, 2021, respectively, and $3.0 million and $9.4 million for the three and nine months ended September 30, 2020, respectively. The following table presents information about the maturities of these operating leases as of September 30, 2021.

(In thousands)	September 30, 2021
2021 (remaining)	$2,483
2022	5,688
2023	—
2024	—
2025	—
Thereafter	—
Total	$8,171

(5) Fair Value
Fair Value Measurement — Definition and Hierarchy
ASC 820-10, “Fair Value Measurement,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active and inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Unobservable inputs for the asset or liability, where there is little, if any, observable market activity or data for the asset or liability.

The following table presents the Company's fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Level in Fair	Fair Value
	Value Hierarchy	September 30, 2021	December 31, 2020
Other non-current assets:
Equity securities (1)	1	$13,129	N/A

(1) Represents our investment in TuSimple Class A common stock. For additional information regarding the valuation of our investment in TuSimple, see Note 6 – Investments.

Our investment in Mastery Logistics Systems, Inc. (“MLSI”) is estimated at fair value on a nonrecurring basis, as MLSI does not have a readily determinable fair value. MLSI is accounted for using the measurement alternative under ASC 321,

“Investments - Equity Securities” (categorized as Level 3 of the fair value hierarchy). For additional information regarding the valuation of our investment in MLSI, see Note 6 – Investments.

Valuation Techniques
In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 assets and liabilities. If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology would apply to Level 2 assets and liabilities.

Fair Value of Financial Instruments Not Recorded at Fair Value
Cash, accounts receivable trade, and accounts payable are short-term in nature and accordingly are carried at amounts that approximate fair value. These financial instruments are recorded at or near their respective transaction prices and historically have been settled or converted to cash at approximately that value (categorized as Level 2 of the fair value hierarchy).

The carrying amounts of our long-term debt approximate fair value due to the duration of our credit facilities and the variable interest rates (categorized as Level 2 of the fair value hierarchy).

(6) Investments
Equity Investments without Readily Determinable Fair Values
In 2020, we entered into a strategic partnership with MLSI, a transportation management systems company. We are collaborating with MLSI to develop a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. In both November 2020 and September 2021, we paid MLSI $5.0 million for shares of its preferred stock. As of September 30, 2021, our ownership percentage in MLSI was approximately 9.8%. This investment is being accounted for under ASC 321, “Investments - Equity Securities,” using the measurement alternative, and is recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the value of our investment, based on events that occur that would indicate the value of our investment in MLSI has changed, in other expense (income) on the consolidated statements of income. During third quarter 2021, an investment by a third-party resulted in the remeasurement of our investment in MLSI, and in the three and nine months ended September 30, 2021, we recognized a $28.2 million unrealized gain on our investment based upon the price paid by the third party. As of September 30, 2021 and December 31, 2020, the fair value of our investment was $38.2 million and $5.0 million, respectively.

Equity Investments with Readily Determinable Fair Values
On January 8, 2021, we made a $5.0 million equity investment in TuSimple, an autonomous technology company. Upon completion of TuSimple’s initial public offering in April 2021, our equity investment was converted to Class A common shares. Our interest, which represents an ownership percentage of less than 1%, is being accounted for under ASC 321, “Investments - Equity Securities” and is recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the value of our investment, based on the share price reported by Nasdaq, in other expense (income) on the consolidated statements of income. In the three and nine months ended September 30, 2021, we recognized a $12.1 million unrealized loss and $8.1 million unrealized gain on our investment. As of September 30, 2021, the fair value of our investment was $13.1 million. For additional information on the fair value of our investment in TuSimple, see Note 5 – Fair Value.

(7) Credit Facilities
On June 30, 2021, we amended our existing credit agreement, dated May 14, 2019, with BMO Harris Bank N.A. The amendment added an unsecured fixed-rate term loan commitment not to exceed a principal amount of $100.0 million and increased our borrowing capacity with BMO Harris Bank N.A. from $200.0 million to $300.0 million. The outstanding principal balance of the term loan bears interest at a fixed rate of 1.28%.

As of September 30, 2021, we had a $300.0 million and a $200.0 million unsecured committed credit facility with Wells Fargo Bank, N.A. and BMO Harris Bank N.A., respectively, which will expire on May 14, 2024. Borrowings under these credit facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). We also had a new $100.0 million unsecured fixed-rate term loan commitment with BMO Harris Bank N.A., as described above, with quarterly principal payments of $1.25 million beginning September 30, 2021 and a final payment of principal and interest due and payable on May 14, 2024.

As of September 30, 2021 and December 31, 2020, our outstanding debt totaled $350.0 million and $200.0 million, respectively. Under the credit facilities as of September 30, 2021, we had $100.0 million outstanding at a variable interest rate of 0.76% and $100.0 million outstanding at a fixed interest rate of 1.28%. We had (i) an additional $75.0 million outstanding under the Wells Fargo Bank, N.A. credit facility at a variable interest rate of 0.76% as of September 30, 2021, which is effectively fixed at 2.32% with an interest rate swap agreement through May 14, 2024 and (ii) an additional $75.0 million outstanding under the BMO Harris Bank N.A. credit facility at a variable interest rate of 0.78% as of September 30, 2021, which is effectively fixed at 2.36% with an interest rate swap agreement through May 14, 2024. Subsequent to the end of the quarter, in October 2021, we borrowed an additional $50.0 million under our BMO Harris Bank N.A. credit facility, which will be classified as long-term in the consolidated condensed balance sheets. The $600.0 million of borrowing capacity under our credit arrangements at September 30, 2021, is further reduced by $50.9 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). At September 30, 2021, we were in compliance with these covenants.

At September 30, 2021, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2021 (remaining)	$2,500
2022	5,000
2023	5,000
2024	337,500
2025	—
Total	$350,000

(8) Commitments and Contingencies
As of September 30, 2021, we have committed to property and equipment purchases of approximately $109.7 million.

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

The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $27.5 million as of September 30, 2021, and $23.6 million as of December 31, 2020. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheets as of September 30, 2021 and December 31, 2020.

The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.

We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal. As of September 30, 2021, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.

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

(9) Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Werner by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Werner by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards. Performance awards are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. There are no differences in the numerators of our computations of basic and diluted earnings per share for any periods presented.

The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Werner	$63,761	$46,332	$182,285	$108,522
Weighted average common shares outstanding	67,475	69,097	67,776	69,148
Dilutive effect of stock-based awards	359	352	360	352
Shares used in computing diluted earnings per share	67,834	69,449	68,136	69,500
Basic earnings per share	$0.94	$0.67	$2.69	$1.57
Diluted earnings per share	$0.94	$0.67	$2.68	$1.56

(10) Equity Compensation
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders in 2013, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date, and no stock option awards are outstanding. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of September 30, 2021, there were 6,527,854 shares available for granting additional awards.

Equity compensation expense is included in salaries, wages and benefits within the consolidated statements of income. As of September 30, 2021, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $13.3 million and is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes the equity compensation expense and related income tax benefit recognized in the consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted awards:
Pre-tax compensation expense	$1,606	$1,375	$4,693	$3,863
Tax benefit	410	351	1,197	985
Restricted stock expense, net of tax	$1,196	$1,024	$3,496	$2,878
Performance awards:
Pre-tax compensation expense	$1,144	$1,086	$3,299	$2,149
Tax benefit	291	277	841	548
Performance award expense, net of tax	$853	$809	$2,458	$1,601

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

The following table summarizes restricted award activity for the nine months ended September 30, 2021:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	367	$35.78
Granted	130	41.96
Vested	(123)	35.09
Forfeited	(13)	36.88
Nonvested at end of period	361	38.20

We estimate the fair value of restricted awards based upon the market price of the underlying common stock on the date of grant, reduced by the present value of estimated future dividends because the awards are not entitled to receive dividends prior to vesting. Our estimate of future dividends is based on the most recent quarterly dividend rate at the time of grant, adjusted for any known future changes in the dividend rate. Cash settled restricted stock units are recorded as a liability within the consolidated condensed balance sheets and are adjusted to fair value each reporting period.

The total fair value of previously granted restricted awards vested during the nine-month periods ended September 30, 2021 and September 30, 2020 was $5.2 million and $3.4 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

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

The following table summarizes performance award activity for the nine months ended September 30, 2021:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	262	$32.96
Granted	77	38.48
Vested	(100)	33.04
Forfeited	—	—
Nonvested at end of period	239	34.70

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

The vesting date fair value of performance awards that vested during the nine-month periods ended September 30, 2021 and September 30, 2020 was $4.1 million and $5.8 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

(11) Segment Information
We have two reportable segments – Truckload Transportation Services and Werner Logistics.

The TTS segment consists of two operating units, Dedicated and One-Way Truckload. These units are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. Dedicated provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload is comprised of the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; (iii) the regional short-haul (“Regional”) fleet, including ECM, provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Revenues for the TTS segment include a small amount of non-trucking revenues which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where we utilize a third-party capacity provider.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Truckload Transportation Services	$527,697	$458,256	$1,481,846	$1,368,172
Werner Logistics	157,968	117,351	437,494	339,678
Other	17,004	14,156	49,128	42,539
Corporate	434	481	1,222	1,542
Subtotal	703,103	590,244	1,969,690	1,751,931
Inter-segment eliminations	(212)	(30)	(539)	(55)
Total	$702,891	$590,214	$1,969,151	$1,751,876

Operating Income
Truckload Transportation Services	$62,856	$63,080	$193,592	$143,394
Werner Logistics	7,650	(852)	16,151	3,372
Other	1,406	566	3,935	2,932
Corporate	(588)	(691)	(3,020)	(3,711)
Total	$71,324	$62,103	$210,658	$145,987

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

ECM Acquisition:
On July 1, 2021, Werner acquired an 80% equity ownership interest in ECM Transport Group (“ECM”) for a cash purchase price of $141.3 million after net working capital changes and net of cash acquired. ECM achieved revenues of $108 million in 2020 with an operating margin of 19.8%. ECM consists of ECM Transport and Motor Carrier Service (MCS), which are regional truckload carriers that together operate nearly 500 trucks and 2,000 trailers in the Mid-Atlantic, Ohio and Northeast regions of the U.S. with low driver turnover. Revenues generated by ECM and MCS are reported in One-Way Truckload within our TTS segment.

Werner financed the transaction through a combination of cash on hand, existing credit facilities and a new $100.0 million unsecured fixed-rate term loan maturing in May 2024 with BMO Harris Bank N.A., one of Werner’s two lead banks. The remaining 20% ownership interest in ECM is retained by Ed Meier, founder and President of ECM.

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

Revenues for our TTS segment operating units (Dedicated and One-Way Truckload) are typically generated on a per-mile basis and also include revenues such as stop charges, loading and unloading charges, equipment detention charges and equipment repositioning charges. To mitigate our risk to fuel price increases, we recover additional fuel surcharge revenues from our customers that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) average percentage of empty miles (miles without trailer cargo), (iii) average trip length (in loaded miles) and (iv) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our TTS segment also generates a small amount of revenues categorized as non-trucking revenues, which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where the TTS segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.

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

The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2021 to third quarter 2020, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

We provide non-trucking services primarily through the three operating units within our Werner Logistics segment (Truckload Logistics, Intermodal, and Final Mile). In first quarter 2021, we completed the previously-announced sale of the Werner Global Logistics (“WGL”) freight forwarding services for international ocean and air shipments to Scan Global Logistics Group. WGL had annual revenues of $53 million in 2020, and we realized a $1.0 million gain from the sale in first quarter 2021. Unlike our TTS segment, the Werner Logistics segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the Werner Logistics segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits as well as depreciation, supplies and maintenance and other general expenses. We evaluate the Werner Logistics segment’s financial performance by reviewing operating expenses and operating income expressed as a percentage of revenues. Rent and purchased transportation expenses as a percentage of revenues can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.

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

Over the past several years, we have repositioned Werner to increase our ability to execute through different macroeconomic environments. We believe our freight base, which is heavily weighted toward customers delivering essential products that are continually being restocked in today’s economy, enabled us to more effectively manage through the difficult economic environment created by the pandemic. While there remain significant uncertainties related to COVID-19 and its effect on the economy, we believe that demand for our services will continue to be strong during the remainder of 2021 and into 2022.

Results of Operations:
The following table sets forth the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2021		2020		2021		2020		3ME	9ME
(Amounts in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$702,891	100.0	$590,214	100.0	$1,969,151	100.0	$1,751,876	100.0	19.1	12.4

Operating expenses:
Salaries, wages and benefits	234,250	33.3	197,151	33.4	649,198	33.0	598,129	34.1	18.8	8.5
Fuel	64,692	9.2	37,933	6.4	174,033	8.8	117,381	6.7	70.5	48.3
Supplies and maintenance	57,067	8.1	44,015	7.5	152,628	7.7	133,079	7.6	29.7	14.7
Taxes and licenses	24,419	3.5	24,032	4.1	71,396	3.6	70,835	4.1	1.6	0.8
Insurance and claims	27,702	4.0	23,307	4.0	70,497	3.6	85,160	4.9	18.9	(17.2)
Depreciation and amortization	68,615	9.8	62,980	10.7	196,431	10.0	199,487	11.4	8.9	(1.5)
Rent and purchased transportation	161,061	22.9	131,843	22.3	458,474	23.3	378,989	21.6	22.2	21.0
Communications and utilities	3,598	0.5	3,797	0.6	9,953	0.5	11,141	0.6	(5.2)	(10.7)
Other	(9,837)	(1.4)	3,053	0.5	(24,117)	(1.2)	11,688	0.7	(422.2)	(306.3)
Total operating expenses	631,567	89.9	528,111	89.5	1,758,493	89.3	1,605,889	91.7	19.6	9.5

Operating income	71,324	10.1	62,103	10.5	210,658	10.7	145,987	8.3	14.8	44.3
Total other expense (income)	(15,043)	(2.2)	619	0.1	(34,230)	(1.7)	2,436	0.1	(2,530.2)	(1,505.2)
Income before income taxes	86,367	12.3	61,484	10.4	244,888	12.4	143,551	8.2	40.5	70.6
Income taxes	21,278	3.0	15,152	2.5	61,275	3.1	35,029	2.0	40.4	74.9
Net income	65,089	9.3	46,332	7.9	183,613	9.3	108,522	6.2	40.5	69.2
Net income attributable to noncontrolling interest	(1,328)	(0.2)	—	—	(1,328)	—	—	—	N/A	N/A
Net income attributable to Werner	$63,761	9.1	$46,332	7.9	$182,285	9.3	$108,522	6.2	37.6	68.0

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Truckload Transportation Services segment (amounts in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$461,380		$417,335		$1,300,555		$1,233,267
Trucking fuel surcharge revenues	60,765		36,799		165,663		122,048
Non-trucking and other operating revenues	5,552		4,122		15,628		12,857
Operating revenues	527,697	100.0	458,256	100.0	1,481,846	100.0	1,368,172	100.0
Operating expenses	464,841	88.1	395,176	86.2	1,288,254	86.9	1,224,778	89.5
Operating income	$62,856	11.9	$63,080	13.8	$193,592	13.1	$143,394	10.5

	Three Months Ended September 30,			Nine Months Ended September 30,
Truckload Transportation Services segment	2021	2020	% Change	2021	2020	% Change
Average tractors in service	8,161	7,615	7.2%	7,872	7,746	1.6%
Average revenues per tractor per week (1)	$4,349	$4,216	3.2%	$4,236	$4,082	3.8%
Total tractors (at quarter end)
Company	7,905	7,245	9.1%	7,905	7,245	9.1%
Independent contractor	315	465	(32.3)%	315	465	(32.3)%
Total tractors	8,220	7,710	6.6%	8,220	7,710	6.6%
Total trailers (at quarter end)	25,245	22,350	13.0%	25,245	22,350	13.0%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$190,314	$173,021	10.0%	$513,324	$518,854	(1.1)%
Average tractors in service	3,110	3,048	2.0%	2,894	3,156	(8.3)%
Total tractors (at quarter end)	3,100	2,995	3.5%	3,100	2,995	3.5%
Average percentage of empty miles	11.17%	11.70%	(4.5)%	11.08%	12.18%	(9.0)%
Average revenues per tractor per week (1)	$4,708	$4,366	7.8%	$4,549	$4,215	7.9%
Average % change in revenues per total mile (1)	21.8%	2.9%		16.2%	(0.9)%
Average % change in total miles per tractor per week	(11.4)%	1.4%		(7.2)%	2.0%
Average completed trip length in miles (loaded)	731	866	(15.6)%	814	847	(3.9)%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$271,066	$244,314	10.9%	$787,231	$714,413	10.2%
Average tractors in service	5,051	4,567	10.6%	4,978	4,590	8.5%
Total tractors (at quarter end)	5,120	4,715	8.6%	5,120	4,715	8.6%
Average revenues per tractor per week (1)	$4,129	$4,115	0.3%	$4,055	$3,990	1.6%

(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, operating expenses and operating income (loss), as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Werner Logistics segment (amounts in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$157,968	100.0	$117,351	100.0	$437,494	100.0	$339,678	100.0
Operating expenses:
Rent and purchased transportation expense	134,972	85.5	104,626	89.2	379,887	86.8	293,400	86.4
Other operating expenses	15,346	9.7	13,577	11.5	41,456	9.5	42,906	12.6
Total operating expenses	150,318	95.2	118,203	100.7	421,343	96.3	336,306	99.0
Operating income (loss)	$7,650	4.8	$(852)	(0.7)	$16,151	3.7	$3,372	1.0

	Three Months Ended September 30,			Nine Months Ended September 30,
Werner Logistics segment	2021	2020	% Change	2021	2020	% Change
Average tractors in service	41	31	32.3%	38	31	22.6%
Total tractors (at quarter end)	50	32	56.3%	50	32	56.3%
Total trailers (at quarter end)	1,515	1,325	14.3%	1,515	1,325	14.3%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Operating Revenues
Operating revenues increased 19.1% for the three months ended September 30, 2021, compared to the same period of the prior year. When comparing third quarter 2021 to third quarter 2020, TTS segment revenues increased $69.4 million, or 15.2%, and Werner Logistics revenues increased $40.6 million, or 34.6%.

Our results in third quarter 2021 reflect strong freight market conditions in a very challenging driver market. Freight demand in our One-Way Truckload fleet was strong. This trend has continued during fourth quarter to-date. In our Dedicated fleet, freight demand remained strong in third quarter 2021. Strong consumer demand, combined with several factors that are limiting capacity, including an extremely competitive driver market and shortfalls in new truck builds, resulted in a robust third quarter freight market.

Trucking revenues, net of fuel surcharge, increased 10.6% in third quarter 2021 compared to third quarter 2020 due to a 7.2% increase in the average number of tractors in service and a 3.2% increase in average revenues per tractor per week, net of fuel surcharge. The increase in average revenues per tractor was due primarily to improved pricing in both Dedicated and One-Way Truckload, offset by a decline in miles per truck caused by fleet mix changes, trucks down due to equipment parts shortages, more drivers unavailable to work due to COVID quarantine protocols and other factors. We currently expect average revenues per total mile for the One-Way Truckload fleet for the fourth quarter 2021 to increase in a range of 17% to 19% when compared to fourth quarter 2020, and we currently expect Dedicated average revenues per truck per week to increase in a range of 1% to 2% in fourth quarter 2021 compared to fourth quarter 2020.

The average number of tractors in service in the TTS segment increased 7.2% to 8,161 in third quarter 2021 from 7,615 in third quarter 2020, primarily resulting from the 500 trucks acquired in the ECM acquisition. We ended third quarter 2021 with 8,220 trucks in the TTS segment, a year-over-year increase of 510 trucks compared to the end of third quarter 2020, and a sequential increase of 575 trucks compared to the end of second quarter 2021. Within TTS, our Dedicated unit ended third quarter 2021 with 5,120 trucks (or 62% of our total TTS segment trucks) compared to 4,715 trucks (or 61%) a year ago. While we currently expect a flat to slightly lower truck count in fourth quarter 2021, we expect our truck count at the end of 2021 to be in a range of 3% to 5% higher when compared to the fleet size at year end 2020. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues increased 65.1% to $60.8 million in third quarter 2021 from $36.8 million in third quarter 2020 due primarily to higher average diesel fuel prices, partially offset by fewer miles in third quarter 2021. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and truck idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its three operating units, following the sale of its WGL freight forwarding services for international ocean and air shipments in first quarter 2021. Werner Logistics revenues exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $212 thousand in third quarter 2021 and $30 thousand in third quarter 2020 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In third quarter 2021, Werner Logistics revenues increased $40.6 million, or 34.6%, due to higher pricing and volume growth in Truckload Logistics and higher pricing in Intermodal, partially offset by a decrease in Intermodal volume. Truckload Logistics revenues (73% of total Logistics revenues) increased by 63% in third quarter 2021. Truckload Logistics volume increased 23% in third quarter 2021, and revenues per shipment increased 33%. Intermodal revenues (25% of Logistics revenues) increased 19% in third quarter 2021, due to 25% higher revenues per shipment, partially offset by a decrease in volume of 5% due primarily to a decline in rail velocity, chassis shortages and increased dwell throughout the rail and customer networks. The Werner Logistics operating margin percentage of 4.8% in third quarter 2021 increased from (0.7)%, while operating income increased to $7.7 million. We continue to expect our Werner Logistics segment to achieve inflated growth through this capacity-constrained period.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 89.9% for the three months ended September 30, 2021 and 89.5% for the three months ended September 30, 2020. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 24 through 26 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.

Salaries, wages and benefits increased $37.1 million or 18.8% in third quarter 2021 compared to third quarter 2020 and decreased 0.1% as a percentage of operating revenues to 33.3%. The higher dollar amount of salaries, wages and benefits expense in the third quarter of 2021 was due primarily to increased driver pay, including: (i) driver pay rate increases, (ii) incentive recruiting bonuses, and (iii) minimum pay guarantees, and higher benefits expense, including group health insurance. These increases were partially offset by 2.3 million fewer company truck miles in third quarter 2021. In January 2021, we implemented driver pay increases of approximately $10 million annually in our One-Way Truckload fleet, and another driver pay increase in August 2021 of approximately $11 million annually. Within Dedicated, we continue to implement driver pay increases as needed. As a result, driver pay per company driver mile increased nearly 20% in third quarter 2021. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment increased 10.3%.

We renewed our workers’ compensation insurance coverage on April 1, 2021. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2021 are $0.3 million higher than the premiums for the previous policy year.

Strong consumer demand combined with a severely constrained driver market is presenting labor challenges for customers and carriers alike and became more challenging in third quarter 2021, as the strong freight market caused increased competition for the finite number of experienced drivers that meet our hiring standards. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention as we strive to be the truckload employer of choice, including raising driver pay, providing a modern truck and trailer fleet with the latest safety equipment and technology, investing in our driver training school network and offering a wide variety of driving positions including daily and weekly home time opportunities. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased $26.8 million or 70.5% in third quarter 2021 compared to third quarter 2020 and increased 2.8% as a percentage of operating revenues to 9.2% due to higher average diesel fuel prices, partially offset by approximately 2.3 million fewer company truck miles in third quarter 2021. Average diesel fuel prices were 96 cents per gallon higher in third quarter 2021 than in third quarter 2020 and were 12 cents per gallon higher than in second quarter 2021.

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

For October 2021, the average diesel fuel price per gallon was approximately $1.34 higher than the average diesel fuel price per gallon in October 2020 and approximately $1.21 higher than in fourth quarter 2020.

Shortages of fuel, increases in fuel prices and petroleum product rationing can have a materially adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2021, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Supplies and maintenance increased $13.1 million or 29.7% in third quarter 2021 compared to third quarter 2020 and increased 0.6% as a percentage of operating revenues. The higher dollar amount of supplies and maintenance expense was due primarily to higher maintenance costs, driver lodging expenses and driver sourcing costs. Our driver sourcing costs were higher due to startup costs for our new and planned driving school location additions.

Insurance and claims increased $4.4 million or 18.9% in third quarter 2021 compared to third quarter 2020 and remained flat as a percentage of operating revenues due primarily to a higher amount of unfavorable reserve development on large dollar claims and higher liability insurance premiums of $1.9 million. We also incurred insurance and claims expense of $1.3 million in third quarter 2021 and $1.2 million in third quarter 2020 for accrued interest related to a previously-disclosed adverse jury verdict rendered May 17, 2018, which we are appealing (see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report). Interest is accrued at $0.4 million per month, until such time as the outcome of our appeal is finalized. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.

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

Depreciation and amortization expense increased $5.6 million or 8.9% in third quarter 2021 compared to third quarter 2020 and decreased 0.9% as a percentage of operating revenues due primarily to depreciation and amortization on assets recorded in the ECM acquisition, partially offset by the impact of a change in accounting estimate that was made in the first quarter 2020, which increased third quarter 2020 depreciation expense by $0.9 million. During first quarter 2020, we changed the estimated life of certain trucks to be sold in 2020 to more rapidly depreciate these truck to their estimated residual values due to the weak used truck market. These trucks continued to depreciate at the same higher rate per truck until all were sold in 2020. This change in accounting estimate had no effect on third quarter 2021.

The average age of our truck fleet remains low by industry standards and was 2.1 years as of September 30, 2021, and the average age of our trailers was 4.4 years. We are continuing to invest in new trucks and trailers and our terminals in 2021 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2021, we expect the average age of our truck and trailer fleet to remain at or near current levels, subject to potential delays in receiving new equipment.

Rent and purchased transportation expense increased $29.2 million or 22.2% in third quarter 2021 compared to third quarter 2020 and increased 0.6% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $30.3 million, and as a percentage of Werner Logistics revenues decreased to 85.5% in third quarter 2021 from 89.2% in third quarter 2020.

Rent and purchased transportation expense for the TTS segment decreased $1.4 million in third quarter 2021 compared to third quarter 2020. Independent contractor miles decreased approximately 5.9 million miles in third quarter 2021 and as a percentage of total miles were 5.5% in third quarter 2021 compared to 8.2% in third quarter 2020. The lower expense resulting from fewer independent contractor miles was partially offset by an increase in the per-mile settlement rate for certain independent contractors effective in first quarter 2021 and higher average diesel fuel prices. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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

Other operating expenses decreased $12.9 million in third quarter 2021 compared to third quarter 2020 and decreased 1.9% as a percentage of operating revenues. Gains on sales of assets (primarily used trucks and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $15.3 million in third quarter 2021, compared to $3.9 million in third quarter 2020. We realized substantially higher average gains per truck and trailer due to significantly improved pricing in the market for our used equipment, which we believe is a temporary result of increased demand for previously used equipment because of production delays limiting availability of new equipment in the industry. We sold fewer trucks and trailers in third quarter 2021 than in third quarter 2020. We expect gains on sales of assets to decrease to a range of $10 million to $12 million in fourth quarter 2021, as we anticipate selling fewer used trucks and trailers due to continued production delays lowering our new truck and trailer deliveries.

Other Expense (Income)
Other expense (income) decreased $15.7 million in third quarter 2021 compared to third quarter 2020 due primarily to a $16.1 million net unrealized gain recognized on our investments in Mastery Logistics Systems, Inc. (“MLSI”), a transportation management systems company, and TuSimple, an autonomous technology company, in third quarter 2021 (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report). Interest expense increased $0.4 million in third quarter 2021 compared to third quarter 2020 due to higher average outstanding debt in the 2021 period.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.6% in both third quarter 2021 and third quarter 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Operating Revenues
Operating revenues increased 12.4% for the nine months ended September 30, 2021, compared to the same period of the prior year. When comparing the first nine months of 2021 to the first nine months of 2020, TTS segment revenues increased $113.7 million, or 8.3%, and Werner Logistics revenues increased $97.8 million, or 28.8%. In the TTS segment, trucking revenues, net of fuel surcharge, increased $67.3 million, or 5.5%, due primarily to a 3.8% increase in average revenues per tractor per week and a 1.6% increase in average tractors in service. TTS segment fuel surcharge revenues for the nine months ended September 30, 2021 increased $43.6 million or 35.7% when compared to the nine months ended September 30, 2020 due to higher average diesel fuel prices in the 2021 period.

Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 89.3% for the nine months ended September 30, 2021 and 91.7% for the nine months ended September 30, 2020. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 24 through 26 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.

Salaries, wages and benefits increased $51.1 million or 8.5% in the first nine months of 2021 compared to first nine months of 2020 and decreased 1.1% as a percentage of operating revenues to 33.0%. The higher dollar amount of salaries, wages and benefits expense was due primarily to increased driver pay rates and higher benefits expense, partially offset by 21.1 million fewer company truck miles in the first nine months of 2021. As a result, driver pay per company driver mile increased 12% in the first nine months of 2021. Non-driver salaries, wages and benefits in the non-trucking Werner Logistics segment decreased 3.4%.

Fuel increased $56.7 million or 48.3% in the first nine months of 2021 compared to the same period in 2020 and increased 2.1% as a percentage of operating revenues due to higher average diesel fuel prices, partially offset by approximately 21.1 million fewer company truck miles in the first nine months of 2021. Average diesel fuel prices were 76 cents per gallon higher in the first nine months of 2021 than in the same 2020 period.

Supplies and maintenance increased $19.5 million or 14.7% in the first nine months of 2021 compared to same period in 2020 and increased 0.1% as a percentage of operating revenues. The higher dollar amount of supplies and maintenance expense was due primarily to higher driver and placement driver-related costs such as driver lodging and advertising.

Insurance and claims decreased $14.7 million or 17.2% in the first nine months of 2021 compared to the same period in 2020 and decreased 1.3% as a percentage of operating revenues due primarily to lower expense for new large dollar claims and a lower amount of unfavorable development on large dollar claims, partially offset by higher liability insurance premiums of $5.9 million. In January 2020, one of our trucks was involved in a serious accident. We self-insure for the first $10.0 million of liability coverage for this policy period and have appropriate excess liability coverage with insurance carriers above that amount. As a result, we recorded $10.0 million of insurance and claims expense in first quarter 2020 for this accident.

Depreciation and amortization expense decreased $3.1 million or 1.5% in the first nine months of 2021 compared to the same period in 2020 and decreased 1.4% as a percentage of operating revenues due primarily to the impact of a change in accounting estimate that was made in the first quarter 2020, which increased depreciation expense for the first nine months of 2020 by $9.6 million. The impact of the prior year increase in depreciation was partially offset by depreciation and amortization on assets recorded in the ECM acquisition. During first quarter 2020, we changed the estimated life of certain trucks to be sold in 2020 to more rapidly depreciate these truck to their estimated residual values due to the weak used truck market. These trucks continued to depreciate at the same higher rate per truck until all were sold in 2020. This change in accounting estimate had no effect on the first nine months of 2021.

Rent and purchased transportation expense for the TTS segment decreased $6.8 million in the first nine months of 2021 compared to the same period in 2020. Independent contractor miles decreased approximately 17.2 million miles in the nine months ended September 30, 2021. The lower expense resulting from fewer independent contractor miles was partially offset by an increase in the per-mile settlement rate for certain independent contractors effective in first quarter 2021 and higher average diesel fuel prices. Werner Logistics rent and purchased transportation expense increased $86.5 million as a result of higher logistics revenues and higher spot truckload and dray rates and increased to 86.8% as a percentage of Werner Logistics revenues in the 2021 period from 86.4% in the 2020 period.

Other operating expenses decreased $35.8 million in the first nine months of 2021 compared to the same period in 2020 and decreased 1.9% as a percentage of operating revenues. Gains on sales of assets were $40.3 million in the nine months ended September 30, 2021, compared to $7.3 million in the nine months ended September 30, 2020. We realized substantially higher average gains per truck and trailer due to improved pricing in the market for our used equipment, which we believe is a temporary result of increased demand for previously used equipment because of production delays limiting availability of new equipment in the industry. We sold more trucks and fewer trailers in the first nine months of 2021 than in the same period in 2020. We also realized a $1.0 million gain from the sale of WGL in first quarter 2021.

Other Expense (Income)
Other expense (income) decreased $36.7 million in the first nine months of 2021 compared to the same 2020 period due primarily to $36.3 million net unrealized gains recognized on our investments in MLSI and TuSimple in the first nine months of 2021. Interest expense decreased $0.8 million in the first nine months of 2021 compared to the first nine months of 2020 due to a decrease in the average effective interest rate on our variable-rate debt in the 2021 period.

Income Taxes
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 25.0% for the first nine months of 2021 compared to 24.4% for the first nine months of 2020. The higher income tax rate in the year-to-date 2021 period was attributed primarily to a lower amount of favorable discrete income tax items in the 2021 period.

Liquidity and Capital Resources:
During the nine months ended September 30, 2021, we generated cash flow from operations of $253.3 million, a 26.9% or $93.1 million decrease in cash flows compared to the same nine-month period a year ago. The decrease in net cash provided by operating activities was due primarily to working capital changes resulting from changes in accounts receivable and higher federal and state estimated income tax payments. We were able to make net capital expenditures, repay debt, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances.

Net cash used in investing activities was $308.9 million for the nine-month period ended September 30, 2021 compared to $181.0 million for the nine-month period ended September 30, 2020. Net cash invested in our ECM acquisition was $141.3 million. Net property additions (primarily revenue equipment) were $162.7 million for the nine-month period ended September 30, 2021, compared to $187.3 million during the same period of 2020. We currently estimate net capital expenditures (primarily revenue equipment) in 2021 to be in the range of $250 million to $275 million, compared to net capital expenditures in 2020 of $266.2 million. We expect to receive fewer new trucks and trailers in 2021 than originally planned, because of resource challenges experienced by our equipment manufacturers. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary. As of September 30, 2021, we were committed to property and equipment purchases of approximately $109.7 million.

Net financing activities provided $71.9 million during the nine months ended September 30, 2021, and used $156.4 million during the same period in 2020. We had net borrowings of $150.0 million during the nine months ended September 30, 2021, bringing our outstanding debt at September 30, 2021 to $350.0 million. The proceeds were used to finance the July 1, 2021 purchase of ECM. We repaid $125.0 million of debt during the nine months ended September 30, 2020. We paid dividends of $21.1 million in the nine-month period ended September 30, 2021 and $18.7 million in the nine-month period ended September 30, 2020. We increased our quarterly dividend rate by $0.01 per share, or 11% beginning with the quarterly dividend paid in May 2021, and we increased our quarterly dividend rate by $0.02 per share, or 20%, beginning with the quarterly dividend paid in July 2021. Financing activities for the nine months ended September 30, 2021, also included common stock repurchases of 1,179,566 shares at a cost of $53.3 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. As of September 30, 2021, the Company had purchased 3,362,558 shares pursuant to our current Board of Directors repurchase authorization and had 1,637,442 shares remaining available for repurchase.

Management believes our financial position at September 30, 2021 is strong. As of September 30, 2021, we had $45.4 million of cash and cash equivalents and over $1.3 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. As of September 30, 2021, we had a total borrowing capacity of $600.0 million under our credit facilities (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) under Item I of Part I of this Form 10-Q), of which we had borrowed $350.0 million. Subsequent to the end of the quarter, in October 2021, we borrowed an additional $50 million under our credit facilities. The remaining $250.0 million of credit available under the facilities at September 30, 2021 is reduced by the $50.9 million in stand-by letters of credit under which we are obligated. These stand-by letters of credit are primarily required as security for insurance policies. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our credit facilities will provide sufficient funds for our operating and capital needs for the foreseeable future.

Contractual Obligations and Commercial Commitments:
Item 7 of Part II of our 2020 Form 10-K includes our disclosure of contractual obligations and commercial commitments as of December 31, 2020. Except for amending our existing debt agreements and entering into a new debt agreement with additional borrowings under such agreements, and the associated future interest expense, as disclosed in Note 7 in the Notes to Consolidated Financial Statements (Unaudited) under Item I of Part I of this Form 10-Q, there were no material changes in the nature of these items during the nine months ended September 30, 2021.

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

Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $1.1 million for third quarter 2021 and gains were $0.8 million for third quarter 2020. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated condensed balance sheets.

Interest Rate Risk
We manage interest rate exposure through a mix of variable rate debt and interest rate swap agreements. We had $150 million of debt outstanding at September 30, 2021, for which the interest rate is effectively fixed at 2.34% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases, and we had $100 million of debt outstanding at September 30, 2021 at a fixed rate of 1.28%. We had $100 million of variable rate debt outstanding at September 30, 2021. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by approximately $1.0 million.

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

Item 4. Controls and Procedures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in enabling us to record, process, summarize and report information required to be included in our periodic filings with the U.S. Securities and Exchange Commission (SEC) within the required time period and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II
OTHER INFORMATION

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A (Risk Factors) in our 2020 Form 10-K, which could materially affect our business, financial condition, and future results of operations. The risks described in this Form 10-Q and in our 2020 Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations. In addition to the risk factors set forth in our 2020 Form 10-K, we believe the following risks and uncertainties should be considered in evaluating our business.

The new OSHA rule concerning COVID-19 vaccination/testing of employees could have a material adverse effect on our business, financial condition, and results of operations.
In September 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work. The Department of Labor’s Occupational Safety and Health Administration ("OSHA") released the corresponding Emergency Temporary Standard (“ETS”) on November 4, 2021. After the ETS release, the Department of Labor clarified that truck drivers traveling alone are exempt from the ETS. Approximately 10% of our trucks have two professional drivers in the same truck. Although we are continuing to seek clarity on the ETS, it appears drivers who are in a truck together will be subject to the ETS, which means weekly testing and mask usage, if not vaccinated. The masking portion of the ETS goes into effect on December 5, 2021. The weekly testing requirement becomes effective on January 4, 2022. The ETS could, among other things, (i) cause our unvaccinated employees to go to smaller employers, not subject to the ETS, or leave us or the trucking industry, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees who are subject to the rule, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, and (iv) result in decreased revenue if we are unable to recruit and retain new drivers due to the ETS. It is expected that the ETS could reduce the pool of available drivers to us and our industry, which would further impact the extreme shortage of available drivers. Furthermore, we already have seen legal challenges to the ETS, and there are more challenges to the ETS being threatened by trade associations and states’ attorneys general. Those challenges might block, alter, or delay the ETS. These uncertainties are likely to cause additional issues with compliance. Depending on the final resolution of these various unknowns, the ETS could have a material adverse effect on our business, financial condition, and results of operations.

Difficulty in obtaining materials, equipment, goods, and services from our vendors and suppliers could adversely affect our business.
We are dependent on our vendors and suppliers. We believe we have good vendor relationships and that we are generally able to obtain favorable pricing and other terms from vendors and suppliers. If we fail to maintain satisfactory relationships with our vendors and suppliers, or if our vendors and suppliers are unable to provide the products and materials we need or experience significant financial problems, we could experience difficulty in obtaining needed goods and services because of production interruptions, limited material availability, or other reasons. Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips and other component parts and supplies, forcing many manufacturers to reduce or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense, mileage productivity, and driver retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 14, 2019, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of September 30, 2021, the Company had purchased 3,362,558 shares pursuant to this authorization and had 1,637,442 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

The following table summarizes our stock repurchases during third quarter 2021 made pursuant to this authorization. The Company did not purchase any shares during third quarter 2021 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (of Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2021	—	$—	—	2,686,562
August 1-31, 2021	752,004	$45.33	752,004	1,934,558
September 1-30, 2021	297,116	$46.00	297,116	1,637,442
Total	1,049,120	$45.52	1,049,120	1,637,442

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and September 30, 2020, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and September 30, 2020, (iii) Consolidated Condensed Balance Sheets as of September 30, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020, (v) Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2021, June 30, 2021, March 31, 2021, September 30, 2020, June 30, 2020 and March 31, 2020, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of September 30, 2021.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: November 9, 2021	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 9, 2021	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary