Form 10-K
period 2021-12-31
WERNER ENTERPRISES INC
filed 2022-02-28
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[Mark one]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.001 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported by Nasdaq).
As of February 7, 2022, 65,803,101 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 10, 2022, are incorporated in Part III of this report.

WERNER ENTERPRISES, INC.

This Annual Report on Form 10-K for the year ended December 31, 2021 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.
Unless otherwise indicated, references to “we,” “us,” “our,” “Company,” or “Werner” mean Werner Enterprises, Inc. and its subsidiaries.
PART I

ITEM 1.	BUSINESS
General
We are a transportation and logistics company engaged primarily in transporting truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Werner Logistics segment. We believe we are one of the largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19. He served as our Chairman until his term ended at the 2021 Annual Meeting of Stockholders, and was then named Chairman Emeritus by the Board of Directors in recognition of his longstanding leadership. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2021, our Truckload Transportation Services (“TTS”) segment had a fleet of 8,340 trucks, of which 8,050 were company-operated and 290 were owned and operated by independent contractors. Our Werner Logistics division operated an additional 55 intermodal drayage trucks at the end of 2021.
We acquired ECM Associated, LLC (“ECM”) in July 2021 and NEHDS Logistics, LLC (“NEHDS”) in November 2021. ECM, through its ECM Transport, LLC (“ECM Transport”) and Motor Carrier Service (“MCS”) subsidiaries, provides regional truckload carrier services in the Mid-Atlantic, Ohio, and Northeast regions of the U.S. and operates nearly 500 trucks and 2,000 trailers in its network of eight operational facilities and 18 drop yards. ECM achieved revenues of $108 million in 2020. NEHDS is a final mile residential delivery provider with access to a network of 400 final mile delivery trucks serving customers primarily in the Northeast and Midwest U.S. markets. NEHDS delivers primarily big and bulky products (primarily furniture and appliances) using 2-person delivery teams performing residential and commercial deliveries through a network of 19 cross dock, warehouse and customer facilities. We are rebranding NEHDS with our existing final mile business as Werner Final Mile. NEHDS achieved revenues of $71 million for the 12-month period ended September 2021. These acquisitions expanded our fleet size, geographic market presence, and network of operational facilities. Additional information regarding these acquisitions is included in Note 2 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.
We have two reportable segments – TTS and Werner Logistics. Our TTS segment is comprised of Dedicated and One-Way Truckload. Dedicated had 5,235 trucks as of December 31, 2021 and provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload had 3,105 trucks as of December 31, 2021 and includes the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; (iii) the regional short-haul (“Regional”) fleet, including ECM, provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Our TTS fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by the U.S. Department of Transportation (“DOT”) and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service into and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, food and beverage products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.
Our Werner Logistics segment is a non-asset-based transportation and logistics provider and generates the majority of our non-trucking revenues through three operating units. These three Werner Logistics operating units are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iii) Werner Final Mile (“Final Mile”), including NEHDS, offers residential and commercial deliveries of large or heavy items using third-party agents, independent contractors, and Company employees with two-person delivery teams operating a liftgate straight truck. In first quarter 2021, we completed the previously-announced sale of the Werner Global Logistics (“WGL”) freight forwarding services for international ocean and air shipments to Scan Global Logistics Group. WGL generated revenues of $53 million in 2020. Prior to the sale of WGL, Werner Logistics provided international services throughout North America and Asia, with additional coverage throughout Australia, Europe, South America, and Africa. Werner Logistics continues to provide North American truck brokerage, freight management, intermodal, and final mile services. Werner Logistics had transportation services contracts with 26,834 carriers as of December 31, 2021.
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
We operate in the truckload and logistics sectors of the transportation industry. Our TTS segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (expedited) or (iv) conversion of their private fleet to us (dedicated). In 2021, TTS segment revenues accounted for 75% of total operating revenues, Werner Logistics revenues accounted for 23% of total operating revenues, and the remaining 2% was recorded in non-reportable segments. Our Werner Logistics segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, and systems analysis to optimize transportation needs. Werner Logistics services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport, and (iv) final mile. Werner Logistics is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of TTS and Werner Logistics, for the last three years in Note 3 and Note 14 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.
We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our revenues. During 2021, our largest 5, 10, 25 and 50 customers comprised 38%, 49%, 66% and 79% of our revenues, respectively. Our largest customer, Dollar General, accounted for 14% of our total revenues in 2021. Revenues generated by Dollar General are reported in both of our reportable operating segments. The industry groups of our top 50 customers are 59% retail and consumer products, 18% manufacturing/industrial, 15% food and beverage and 8% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. We are moving toward longer-term Dedicated customer contracts, most of which are two to five years in length (including some contracts with annual evergreen clauses) and generally may be terminated by either party typically upon a notice period following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts on an annual basis.
All of our company and independent contractor tractors are equipped with communication devices. These devices enable us and our drivers to conduct two-way communication using standardized and freeform messages. This technology also allows us to plan and monitor shipment progress. We automatically monitor truck movement and obtain specific data on the location of all trucks in the fleet every five minutes. Using the real-time global positioning data obtained from the devices, we have advanced application systems to improve customer and driver service. Examples of such application systems include: (i) an electronic logging system which records and monitors drivers’ hours of service and integrates with our information systems to pre-plan driver shipment assignments based on real-time available driving hours; (ii) software that pre-plans shipments drivers can trade enroute to meet driver home-time needs without compromising on-time delivery schedules; and (iii) automated “possible late load” tracking that informs the operations department of trucks possibly operating behind schedule, allowing us to take preventive measures to avoid late deliveries. In 1998, we began a successful pilot program and subsequently became the first trucking company in the United States to receive an exemption from DOT to use a global positioning-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. We have used electronic logging devices (“ELDs”) to monitor and enforce drivers’ hours of service since 1996. Since January 2021, we use an untethered, tablet-based telematics solution that provides an enhanced and more efficient driver experience.
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
Human Capital Resources
Employee Count: As of December 31, 2021, we employed 9,988 drivers; 595 mechanics and maintenance associates for the trucking operation; 1,459 office associates for the trucking operation; and 1,483 associates for Werner Logistics, international, driving schools and other non-trucking operations. Most of our associates are based in the U.S., with about 1% based in Mexico and Canada. None of our U.S. or Canadian associates are represented by a collective bargaining unit, and we consider relations with our associates to be good.
Health & Safety: Werner maintains a safety culture that is based on the premise of eliminating workplace incidents, risks and hazards. In 2021, we achieved our lowest work injury rate in 16 years. The Werner Safety Department is responsible for all compliance and training issues as it relates to drivers under DOT regulation and Werner policy. Responsibilities of the department include developing and delivering all driver training on items such as safety issues, driver certification, driver testing, and hazmat.
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
Diversity & Inclusion: At Werner, we support and encourage the diverse voices and perspectives of our associates, our customers and our suppliers. Diversity contributes to innovation and connects us to the many communities we serve. We embrace these values as we move toward an increasingly inclusive culture where every associate feels empowered to bring their whole self to Werner. In 2021, all management associates completed diversity training focusing on unconscious bias and inclusion and we formed the Inclusion, Diversity, Equity, Accountability & Learning (IDEAL) Council to lead the creation, direction, and growth of Associate Resource Groups (“ARGs”). We currently have nine associate-led ARGs whose aim is to foster a diverse and inclusive workplace and provide support and help in personal and career development and create a safe space where associates can speak honestly and forthrightly. In 2022, we intend to establish reasonable goals for the advancement and retention of, and to increase and elevate, women and diverse talent in the management pipeline.
In 2021, we were recognized among the Top Companies for Women to Work for in Transportation by the Women in Trucking Association for the fourth consecutive year. Werner was recognized for our support of gender diversity, flexible hours and work requirements, competitive compensation and benefits, and professional development opportunities and career advancement opportunities. At Werner, our female driver workforce is well over the national average, and approximately half of our driver associates are ethnically diverse. Additionally, approximately half of our non-driver associates are female or ethnically diverse. Werner was also honored to be the only trucking company recognized as a 2021 Military Friendly® Company by VIQTORY Media. It is the fifth consecutive year Werner has received this designation. We are widely recognized as a transportation leader in military hiring with veterans and veteran spouses.
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

At Werner, we continue to take actions to strengthen our driver recruiting and retention to make Werner a preferred choice for the best drivers. Our efforts include raising driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. We are focused on providing strong mileage utilization and a large percentage of driving jobs in shorter-haul operations (such as Dedicated and Regional) that allow drivers to return home more often. We continue to improve our terminal network to enhance the driver experience. Our untethered, tablet-based telematics solution implemented in 2020 provides Werner drivers with a more efficient experience through smart workflow, best-in-class navigation, improved safety features and reduced manual data entry. While the trucking industry suffers from high driver turnover rates, we are proud that our efforts in recent years have continued to have positive results on our driver retention.
Talent Development: We utilize recent driver training school graduates as a significant source of new drivers. These drivers have completed a training program at a driver training school and hold a commercial driver’s license (“CDL”). They continue to gain industry experience through our career track program by partnering with a Werner-certified leader prior to that driver becoming a solo driver with their own truck. As mentioned above, the recruiting environment for recent driver training school graduates became even more challenging in 2021 as social distancing requirements, state licensing cut backs and temporary closures limited the number of placement drivers entering our career track program. The availability of these drivers has also been negatively impacted by the decreased availability of student loan financing for driver training schools. At the end of 2021, we operated a total of 19 driver training locations to assist with the training and development of drivers for our company and the industry, and we expect to open three new driver training locations during first quarter 2022.
Independent Contractors: We also recognize that independent contractors complement our company-employed drivers. As of December 31, 2021, we had 290 independent contractors. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses. Independent contractors also provide us with another source of drivers to support our fleet. We, along with others in the trucking industry, however, continue to experience independent contractor recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment purchases, continue to make it difficult to recruit and retain independent contractors.
Revenue Equipment
As of December 31, 2021, we operated 8,050 company tractors and 290 tractors owned by independent contractors in our TTS segment. Our Werner Logistics segment operated an additional 55 drayage company tractors and 90 company delivery trucks at the end of 2021. The TTS segment company tractors were primarily manufactured by Freightliner (a Daimler company), Peterbilt and Kenworth (both divisions of PACCAR) and International (a Navistar company). The Werner Final Mile company delivery trucks are manufactured by Hino. We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency.
The average age of our TTS segment company truck fleet was 2.2 years at December 31, 2021, compared to 2.0 years at December 31, 2020. The average age of our trailer fleet was 4.5 years at December 31, 2021, compared to 4.0 years at December 31, 2020. All of our trucks are equipped with satellite tracking devices, and nearly all of our company-owned trucks have collision mitigation safety systems and automated manual transmissions.
We operated 27,225 company-owned trailers at December 31, 2021, comprised of dry vans, flatbeds, temperature-controlled, and other specialized trailers. Most of our trailers were manufactured by Wabash National Corporation and Great Dane. Nearly all of our dry van trailer fleet consisted of 53-foot composite trailers, and we also provide other trailer lengths to meet the specialized needs of certain customers. All of our trailers have satellite tracking devices.
Our wholly-owned subsidiary, Werner Fleet Sales, sells our used trucks and trailers. Werner Fleet Sales has been in business since 1992 and operates in 8 locations. At times, we may also trade used trucks to original equipment manufacturers when purchasing new trucks.
Fuel
In 2021, we purchased nearly all of our fuel from a predetermined network of fuel truck stops throughout the United States comprised mostly of three large fuel truck stop chains. We negotiate discounted pricing based on historical purchase volumes with these fuel truck stop chains and other factors.
Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase and provide customers with the benefit of lower fuel costs when fuel prices decline. We do not generally recoup higher fuel costs for empty and out-of-route miles (which are not billable to customers) and truck idle time. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2021, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
We maintain aboveground and underground fuel storage tanks at some of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.
We are committed to supporting global efforts to reduce carbon emissions and to continually evaluate and identify new environmental initiatives to support global sustainability efforts. We currently maintain a late-model truck fleet to take advantage of latest technologies to reduce fuel consumption and emissions. Our future environmental goals include doubling intermodal usage by 2030, thereby further reducing emissions, and by 2035, reducing carbon emissions by 55% compared to a 2007 baseline, with 30% or more of all Company truck miles being executed by zero emission vehicles.
Regulations
As a for-hire motor carrier, we are regulated by the DOT, and certain areas of our business are subject to applicable federal, state, and international laws and regulations. DOT and an agency within DOT, the Federal Motor Carrier Safety Administration (“FMCSA”), generally govern matters such as safety requirements and compliance, registration to engage in motor carrier operations, drivers’ hours of service (“HOS”), and certain mergers, consolidations, and acquisitions. Werner maintains a satisfactory safety rating, which is the highest available rating of the three safety ratings given by FMCSA. A conditional or unsatisfactory safety rating could adversely impact Werner’s business, as some of our customer contracts require a satisfactory rating. Werner must also comply with federal, state, and international regulations which govern equipment weight and dimensions.
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
Continuing in 2022, motor carriers are required to perform annual random drug tests for 50% of existing drivers. The rate was increased from 25% on January 1, 2020 in response to the 2018 FMCSA Drug and Alcohol Testing Survey, which reported an increase to 1.0% of the random testing positive rate for controlled substances. The minimum annual percentage rate for random alcohol testing remains at 10%.
FMCSA issued its final rule for Entry-Level Driver Training (“ELDT”) in December 2016. However, after delays announced by FMCSA, the new effective date was February 7, 2022. ELDT now requires anyone wanting to obtain a Commercial Driver’s License to successfully complete a specific program of theory and behind-the-wheel instruction provided by a school or other entity on FMCSA’s new Training Provider Registry. We are in compliance with the ELDT rule.
Following the signing of the Infrastructure Investment and Jobs Act (IIJA) on November 15, 2021, the FMCSA is required to establish a pilot program to allow persons ages 18, 19, and 20 to operate commercial motor vehicles in interstate commerce.

The FMCSA’s Safe Driver Apprenticeship Pilot Program is currently accepting applications by motor carriers who are willing to participate in the pilot program, and FMCSA plans to limit the participation to 1,000 carriers and 3,000 apprentices.
The U.S. Environmental Protection Agency (“EPA”) and DOT announced in August 2016 Phase 2 of the Greenhouse Gas and Fuel Efficiency Standards for Medium and Heavy-Duty Trucks. The final rule requires a reduction of carbon emissions and fuel savings from engines, vehicles, and new trailers to be phased in over the next decade. In January 2020, EPA announced an Advance Notice of Proposed Rulemaking that would establish new standards for highway heavy-duty engines to lower nitrogen oxide emissions. In August 2021, EPA announced plans to reduce greenhouse gas emissions from Heavy-Duty Trucks through a series of rulemakings over the next three years. The first rulemaking, to be finalized in 2022, will apply to heavy-duty vehicles starting in model year 2027.
California’s ongoing emissions reduction goals have significantly impacted the industry. The California Air Resources Board regulations not only apply to California intrastate carriers, but also to carriers outside of California who own or dispatch equipment in the state. Werner continues to structure our fleet plans to operate compliant equipment in California. Approximately 4% of our truck miles in 2021 were in the state of California.
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
To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2021, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
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
A significant portion of our revenue is generated from key customers. During 2021, our largest 5, 10, 25 and 50 customers accounted for 38%, 49%, 66%, and 79% of revenues, respectively. Our largest customer, Dollar General, accounted for 14% of the our total revenues in 2021. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Most of our Dedicated customer contracts are two to five years in length and generally may be terminated by either party typically upon a notice period following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts annually. We cannot provide any assurance that key customer relationships will continue at the same levels. If a key customer substantially reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis and review individual past-due balances and collection concerns. However, a key customer’s financial failure may negatively affect our results of operations.
We depend on the services of third-party capacity providers, the availability of which could affect our profitability and limit growth in our Werner Logistics segment.
Our Werner Logistics segment is highly dependent on the services of third-party capacity providers, such as other truckload carriers, less-than-truckload carriers, final-mile delivery contractors, and railroads. Many of those providers face the same economic challenges as we do and therefore are actively and competitively soliciting business. These economic conditions may have an adverse effect on the availability and cost of third-party capacity. If we are unable to secure the services of these third-party capacity providers at reasonable rates, our results of operations could be adversely affected.
If we cannot effectively manage the challenges associated with doing business internationally, our revenues and profitability may suffer.
Our results are affected by the success of our operations in Mexico and other foreign countries in which we operate (see Note 14 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but have been largely mitigated by the terms of NAFTA for Mexico and Canada. The United States, Canada and Mexico ratified the USMCA as an overhaul and update to NAFTA, and it became effective in July 2020. We believe we are one of the largest truckload carriers in terms of freight volume shipped to and from the United States, Mexico, and Canada. It is currently difficult for Werner to anticipate the full impact of this agreement on foreign trade and our Mexico operations. The agreement permitting cross border movements for both United States and Mexican based carriers into the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion on the cross border lanes between countries.
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
The COVID-19 pandemic has resulted in a slowdown of economic activity and a disruption in supply chains. Our business is sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. Such conditions may also impact the financial condition of our customers, resulting in a greater risk of bad debt losses, and that of our suppliers, which may affect the availability or pricing of needed goods and services. Although we have taken numerous actions to lessen the adverse impact of the COVID-19 pandemic, our 2022 results could be further impacted by the disruptive effects of COVID-19, including but not limited to adverse effects on freight volumes and pricing and availability of qualified personnel. Such outbreaks could affect our operations and business continuity if a significant number of our essential employees, overall or in a key location, are quarantined from contraction of or exposure to the disease or if future governmental orders prevent our employees or critical suppliers (including individuals that have not received mandated vaccinations) from working. Our compliance with mandates could lead to employee absences, resignations, labor disputes, or work stoppages. The degree of disruption is difficult to predict because of many factors, including the uncertainty surrounding the magnitude and duration of the pandemic, governmental actions that have been and may continue to be imposed, as well as the rate of economic recovery after the pandemic subsides. The unpredictable nature and uncertainty of the current COVID-19 pandemic could also magnify other risk factors disclosed above and makes it impractical to identify all potential risks.
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
We are self-insured for a significant portion of liability resulting from bodily injury, property damage, cargo and associate workers’ compensation and health benefit claims. This is supplemented by premium-based insurance coverage with insurance carriers above our self-insurance level for each type of coverage. To the extent we experience a significant increase in the number of claims, cost per claim (including costs resulting from large verdicts) or insurance premium costs for coverage in excess of our retention and deductible amounts, our operating results would be negatively affected. Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. In addition, the transportation industry has recently experienced significant increases in premiums for insurance coverage above self-insurance levels. Healthcare legislation and inflationary cost increases could also have a negative effect on our results.
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

Location	Owned or Leased	Description	Segment
Omaha, Nebraska	Owned	Corporate headquarters, maintenance, truck sales	TTS, Werner Logistics, Corporate
Omaha, Nebraska	Owned	Disaster recovery, warehouse	Corporate
Phoenix, Arizona	Owned	Office, maintenance	TTS
West Memphis, Arkansas	Owned	Office, maintenance	TTS
Fontana, California	Owned	Office, maintenance, truck sales	TTS
Denver, Colorado	Owned	Maintenance	TTS
Lake City, Florida	Owned	Office, maintenance	TTS
Lakeland, Florida	Leased	Maintenance	TTS
Atlanta, Georgia	Owned	Office, maintenance, truck sales	TTS
Joliet, Illinois	Owned	Office, maintenance, truck sales	TTS
Brownstown, Michigan	Owned	Maintenance	TTS
Springfield, Ohio	Owned	Office, maintenance, truck sales	TTS
Easton, Pennsylvania	Owned	Office, maintenance, truck sales	TTS
Dallas, Texas	Owned	Office, maintenance, truck sales	TTS
El Paso, Texas	Owned	Office, maintenance	TTS
Laredo, Texas	Owned	Office, maintenance, transloading, truck sales	TTS, Werner Logistics
At December 31, 2021, we leased (i) small sales offices, brokerage offices and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico and Canada. We own (i) a 96-room motel located near our Omaha headquarters; (ii) an 85-room hotel located near our Atlanta terminal; (iii) a 71-room private driver lodging facility at our Dallas terminal; and (iv) a terminal facility in Queretaro, Mexico, which we lease to a third party. The Werner Fleet Sales network has nine locations, which are located in certain terminals listed above. Our driver training schools operate in 19 locations in the United States, either in certain terminals listed above or in company-owned or leased facilities. As a result of our ECM and NEHDS acquisitions during 2021, we added eight operational facilities, 18 drop yards, and a network of 19 cross dock, warehouse, and customer facilities.

ITEM 3.	LEGAL PROCEEDINGS
We are a party subject to routine litigation incidental to our business, primarily involving claims for bodily injury, property damage, cargo and workers’ compensation incurred in the transportation of freight. For more information about our insurance program and legal proceedings, see Item 1A, Risk Factors – “Our earnings could be reduced by increases in the number of insurance claims, cost per claim, costs of insurance premiums or availability of insurance coverage”, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates, and Item 8, Financial Statements and Supplementary Data – Note 1 and Note 12.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the NASDAQ Global Select MarketSM tier of the NASDAQ Stock Market under the symbol “WERN”. As of February 7, 2022, our common stock was held by 413 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have paid cash dividends on our common stock following each fiscal quarter since the first payment in July 1987. Our current quarterly dividend rate is $0.12 per common share. We currently intend to continue paying a regular quarterly dividend. We do not currently anticipate any restrictions on our future ability to pay such dividends. However, we cannot give any assurance that dividends will be paid in the future or of the amount of any such quarterly or special dividends because they are dependent on our earnings, financial condition, and other factors.
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

320
300
280
260
240
220
200
180
160
140
120
100
80
60
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Werner Enterprises, Inc. (WERN)
Standard & Poor's 500
Peer Group

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Werner Enterprises, Inc. (WERN)	$100	$145	$112	$156	$170	$209
Standard & Poor’s 500	$100	$122	$116	$153	$181	$233
2021 Peer Group	$100	$130	$104	$140	$184	$300
Assuming the investment of $100 on December 31, 2016, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and our Peer Group over the same period. Our Peer Group includes companies similar to us in the transportation industry and has the following companies: ArcBest; Covenant Transportation; Forward Air; Heartland Express; Hub Group; JB Hunt; Knight-Swift Transportation; Landstar System; Marten Transport; Old Dominion Freight Line; Saia; Schneider National; US Xpress; and YRC Worldwide. Our stock price was $47.66 as of December 31, 2021. This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 9, 2021, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. On the same day, our Board of Directors withdrew the previous stock repurchase authorization that was approved on May 14, 2019, which had 1,496,983 shares remaining available for repurchase. As of December 31, 2021, the Company had purchased 977,886 shares pursuant to the new authorization and had 5,022,114 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

The following table summarizes our stock repurchases during fourth quarter 2021 made pursuant to the May 2019 (140,459 shares) and November 2021 (977,886 shares) stock repurchase authorizations. The Company did not purchase any shares during fourth quarter 2021 other than pursuant to these authorizations. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser”, as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2021	—	$—	—	1,637,442
November 1-30, 2021	776,112	$46.29	776,112	5,364,347
December 1-31, 2021	342,233	$44.56	342,233	5,022,114
Total	1,118,345	$45.76	1,118,345

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:
•Cautionary Note Regarding Forward-Looking Statements
•Business Acquisitions
•Overview
•COVID-19
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
Cautionary Note Regarding Forward-Looking Statements:
This Annual Report on Form 10-K contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in this Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Item 1A (Risk Factors) of Part I of this Form 10-K. Readers should not unduly rely on the forward-looking statements included in this Form 10-K because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.
Business Acquisitions:
ECM Acquisition
On July 1, 2021, we acquired an 80% equity ownership interest in ECM for a cash purchase price of $141.3 million after net working capital changes and net of cash acquired. ECM achieved revenues of $108 million in 2020 with an operating margin of 19.8%. ECM consists of ECM Transport and MCS, which are regional truckload carriers that together operate nearly 500 trucks and 2,000 trailers in the Mid-Atlantic, Ohio and Northeast regions of the U.S. with low driver turnover. Revenues generated by ECM Transport and MCS are reported in One-Way Truckload within our TTS segment.
We financed the transaction through a combination of cash on hand, existing credit facilities and a new $100.0 million unsecured fixed-rate term loan maturing in May 2024 with BMO Harris Bank N.A., one of our two lead banks. The remaining 20% ownership interest in ECM is retained by Ed Meier, founder and President of ECM.
NEHDS Acquisition
On November 22, 2021, we acquired 100% of the equity interests in NEHDS for a cash purchase price of $63.1 million after including the impacts of contingent consideration, net working capital changes and cash acquired. We financed the transaction through a combination of cash on hand and existing credit facilities. NEHDS achieved revenues of $71 million for the 12-month period ended September 2021 and produced an average annual revenues growth rate of 27% over the last three years. NEHDS is a final mile residential delivery provider with access to a network of 400 final mile delivery trucks serving customers primarily in the Northeast and Midwest U.S. markets. Revenues generated by NEHDS are reported in Final Mile within our Werner Logistics segment.
Additional information regarding the ECM and NEHDS acquisitions is included in Note 2 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for 2021 to 2020, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
We provide non-trucking services primarily through the three operating units within our Werner Logistics segment (Truckload Logistics, Intermodal, and Final Mile). In first quarter 2021, we completed the previously-announced sale of the Werner Global Logistics (“WGL”) freight forwarding services for international ocean and air shipments to Scan Global Logistics Group. WGL had annual revenues of $53 million in 2020, and we realized a $1.0 million gain from the sale in first quarter 2021. Unlike our TTS segment, the Werner Logistics segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the Werner Logistics segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits, as well as depreciation, supplies and maintenance, and other general expenses. We evaluate the Werner Logistics segment’s financial performance by reviewing operating expenses and operating income expressed as a percentage of revenues. Purchased transportation expenses as a percentage of revenues can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.
At the end of 2021, we believe we are well positioned with a strong balance sheet and sufficient liquidity. Our debt is at $428 million, or a net debt ratio of 0.6 times earnings before interest, income taxes, depreciation and amortization for the year ended December 31, 2021. We had available liquidity of $169 million, considering cash on hand and available credit facilities of $115 million. We also have sufficient cushion with our debt covenants. We currently plan to continue paying our quarterly dividend, which we have paid quarterly since 1987. This cash outlay currently results in slightly less than $8 million per quarter. Net capital expenditures (primarily revenue equipment) in 2022 currently are expected to be in the range of $275 million to $325 million.
COVID-19:
The COVID-19 pandemic continues to impact the U.S. and global economies and has resulted in ongoing supply chain challenges. During the pandemic, the transportation industry has been designated by the U.S. government as an essential industry for keeping the U.S. supply chain moving. We are monitoring and reacting to the evolving nature of the pandemic, governmental responses, and their impacts on our business, including employee availability. We are working hard to stay healthy while safely delivering our customers’ freight on time. Throughout our offices and terminal network, we are closely following the safety guidelines set forth by the Centers for Disease Control and Prevention (CDC) and World Health Organization (WHO).
Over the past several years, we have repositioned Werner to increase our ability to execute through different macroeconomic environments. We believe our freight base, which is heavily weighted toward customers delivering essential products that are continually being restocked in today’s economy, enabled us to more effectively manage through the difficult economic environment created by the pandemic. While there remain significant uncertainties related to COVID-19 and its effect on the economy, we believe that demand for our services will be strong in 2022.
Results of Operations:
The following table sets forth the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2021		2020		Percentage Change in Dollar Amounts
(in thousands)	$	%	$	%	%
Operating revenues	$2,734,372	100.0	$2,372,178	100.0	15.3

Operating expenses:
Salaries, wages and benefits	895,012	32.7	795,847	33.6	12.5
Fuel	245,866	9.0	157,124	6.6	56.5
Supplies and maintenance	206,701	7.6	175,842	7.4	17.5
Taxes and licenses	96,095	3.5	95,746	4.0	0.4
Insurance and claims	98,658	3.6	109,816	4.6	(10.2)
Depreciation and amortization	267,700	9.8	263,286	11.1	1.7
Rent and purchased transportation	641,159	23.4	519,184	21.9	23.5
Communications and utilities	13,460	0.5	14,474	0.6	(7.0)
Other	(39,425)	(1.4)	13,421	0.6	(393.8)
Total operating expenses	2,425,226	88.7	2,144,740	90.4	13.1
Operating income	309,146	11.3	227,438	9.6	35.9
Total other expense (income)	(36,869)	(1.4)	2,744	0.1	(1,443.6)
Income before income taxes	346,015	12.7	224,694	9.5	54.0
Income tax expense	84,537	3.1	55,616	2.4	52.0
Net income	261,478	9.6	169,078	7.1	54.6
Net income attributable to noncontrolling interest	(2,426)	(0.1)	—	—	N/A
Net income attributable to Werner	$259,052	9.5	$169,078	7.1	53.2

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	2021		2020
TTS segment (in thousands)	$	%	$	%	% Chg
Trucking revenues, net of fuel surcharge	$1,789,148		$1,667,394		7.3%
Trucking fuel surcharge revenues	234,164		158,611		47.6%
Non-trucking and other operating revenues	21,761		17,204		26.5%
Operating revenues	2,045,073	100.0	1,843,209	100.0	11.0%
Operating expenses	1,763,250	86.2	1,621,202	88.0	8.8%
Operating income	$281,823	13.8	$222,007	12.0	26.9%

TTS segment	2021	2020	% Chg
Average tractors in service	7,982	7,757	2.9%
Average revenues per tractor per week (1)	$4,311	$4,134	4.3%
Total tractors (at year end)
Company	8,050	7,390	8.9%
Independent contractor	290	440	(34.1)%
Total tractors	8,340	7,830	6.5%
Total trailers (at year end)	25,760	23,125	11.4%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$710,673	$694,868	2.3%
Average tractors in service	2,942	3,096	(5.0)%
Total tractors (at year end)	3,105	2,885	7.6%
Average percentage of empty miles	11.25%	12.06%	(6.7)%
Average revenues per tractor per week (1)	$4,645	$4,315	7.6%
Average % change in revenues per total mile (1)	17.3%	0.9%
Average % change in total miles per tractor per week	(8.2)%	1.6%
Average completed trip length in miles (loaded)	786	852	(7.7)%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$1,078,475	$972,526	10.9%
Average tractors in service	5,040	4,661	8.1%
Total tractors (at year end)	5,235	4,945	5.9%
Average revenues per tractor per week (1)	$4,116	$4,012	2.6%
(1)Net of fuel surcharge revenues

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	2021		2020
Werner Logistics segment (in thousands)	$	%	$	%	% Chg
Operating revenues	$622,461	100.0	$469,791	100.0	32.5%
Operating expenses:
Purchased transportation expense	535,379	86.0	407,308	86.7	31.4%
Other operating expenses	59,209	9.5	56,478	12.0	4.8%
Total operating expenses	594,588	95.5	463,786	98.7	28.2%
Operating income	$27,873	4.5	$6,005	1.3	364.2%

Werner Logistics segment	2021	2020	% Chg
Average tractors in service	41	31	32.3%
Total tractors (at year end)	55	31	77.4%
Total trailers (at year end)	1,465	1,275	14.9%
2021 Compared to 2020
Operating Revenues
Operating revenues increased 15.3% in 2021 compared to 2020. When comparing 2021 to 2020, TTS segment revenues increased $201.9 million, or 11.0%. Revenues for the Werner Logistics segment increased $152.7 million or 32.5%.
Freight demand was strong throughout 2021 in our Dedicated and One-Way Truckload fleets. Freight demand has continued to be strong during the first two months of 2022.
Trucking revenues, net of fuel surcharge, increased 7.3% in 2021 compared to 2020 due to a 4.3% increase in average revenues per tractor per week, net of fuel surcharge and a 2.9% increase in the average number of tractors in service. The increase in average revenues per tractor was due primarily to improved pricing in both Dedicated and One-Way Truckload, partially offset by a decline in miles per tractor caused by tractors down due to equipment parts shortages, more drivers unavailable to work due to COVID quarantine protocols, a 2% shorter average loaded length of haul for the TTS segment, and other factors. We currently expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet to remain strong for the first half of 2022 and to increase in a range of 16% to 19% when compared to the first half of 2021, and we expect Dedicated average revenues per tractor per week, net of fuel surcharge, to increase in a range of 3% to 5% in 2022 compared to 2021.
The average number of tractors in service in the TTS segment increased 2.9% to 7,982 in 2021 compared to 7,757 in 2020. We ended 2021 with 8,340 tractors in the TTS segment, a year-over-year increase of 510 tractors, primarily resulting from the nearly 500 tractors acquired in the ECM acquisition. Our Dedicated unit ended 2021 with 5,235 tractors (or 63% of our total TTS segment fleet) compared to 4,945 tractors at the end of 2020. We currently expect our fleet size at the end of 2022 to be in a range of 2% to 5% higher when compared to the fleet size at the end of 2021, subject to driver availability and timing of delivery of new tractors from our equipment manufacturers. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues increased 47.6% to $234.2 million in 2021 from $158.6 million in 2020 due primarily to higher average diesel fuel prices, partially offset by fewer miles in 2021. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.

Werner Logistics revenues are generated by its three operating units, following the sale of its WGL freight forwarding services for international ocean and air shipments in first quarter 2021. Werner Logistics revenues exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $0.9 million in 2021 and $0.1 million in 2020 for movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), primarily related to Intermodal drayage, and these transactions between reporting segments are eliminated in consolidation. Werner Logistics revenues increased 32.5% to $622.5 million in 2021 from $469.8 million in 2020 due primarily to higher pricing and volume growth in Truckload Logistics and Intermodal, and an $8.8 million increase in Final Mile revenues primarily due to the impact of NEHDS acquired in November 2021. Truckload Logistics revenues (68% of total Logistics revenues) increased 58% due to 29% higher revenues per shipment and a 23% increase in volume. Intermodal revenues (26% of total Logistics revenues) increased 37% due to 35% higher revenues per shipment and a 1% increase in volume. Werner Logistics operating income increased to $27.9 million in 2021 compared to $6.0 million in 2020, due to revenue growth and a 320 basis point expansion of operating margin percentage in a strong freight market. The Werner Logistics operating margin percentage increased to 4.5% in 2021 from 1.3% in 2020. We expect Werner Logistics to achieve continued revenue and operating income growth in 2022.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 88.7% in 2021 compared to 90.4% in 2020. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 17 through 19 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $99.2 million or 12.5% in 2021 compared to 2020 and decreased 0.9% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense in 2021 was due primarily to increased driver pay, including: (i) driver pay rate increases, (ii) incentive recruiting bonuses, and (iii) minimum pay guarantees, and higher benefits expense, including group health insurance. These increases were partially offset by 20.5 million fewer company tractor miles during 2021. In January 2021, we implemented driver pay increases of approximately $10 million annually in our One-Way Truckload fleet, and another pay increase in August of approximately $11 million annually. Within Dedicated, we continue to implement pay increases as needed. As a result, driver pay per company driver mile increased 15% in 2021. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 4.1%.
We renewed our workers’ compensation insurance coverage on April 1, 2021. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2021 are $0.3 million higher than the premiums for the previous policy year.
Strong consumer demand combined with a severely constrained driver market is presenting labor challenges for customers and carriers alike and became more challenging in 2021, as the strong freight market caused increased competition for the finite number of experienced drivers that meet our hiring standards. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention as we strive to be the truckload employer of choice, including raising driver pay, providing a modern tractor and trailer fleet with the latest safety equipment and technology, investing and expanding our driver training school network and offering a wide variety of driving positions including daily and weekly home time opportunities. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel increased $88.7 million or 56.5% in 2021 compared to 2020 and increased 2.4% as a percentage of operating revenues due to higher average diesel fuel prices, partially offset by 20.5 million fewer company tractor miles in 2021. Average diesel fuel prices, excluding fuel taxes, for the full year 2021 were 85 cents per gallon higher than the full year 2020, a 64% increase.
We continue to employ measures to improve our fuel mpg such as (i) limiting tractor engine idle time, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet including new tractors, more aerodynamic tractor features, idle reduction systems, trailer tire inflation systems, trailer skirts and automated manual transmissions to reduce our fuel gallons purchased. However, fuel savings from mpg improvement is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid. Although our fuel management programs require significant capital investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as an EPA SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

Through February 18, the average diesel fuel price per gallon in 2022 was approximately $1.03 higher than the average diesel fuel price per gallon in the same period of 2021 and approximately 88 cents higher than the average for first quarter 2021.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2021, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $30.9 million or 17.5% in 2021 compared to 2020 and increased 0.2% as a percentage of operating revenues. The higher dollar amount of supplies and maintenance expense was due primarily to higher equipment maintenance costs, driver lodging expenses and driver sourcing costs. Our driver sourcing costs were higher due to startup costs for our new and planned driving school location additions.
Insurance and claims decreased $11.2 million or 10.2% in 2021 compared to 2020 and decreased 1.0% as a percentage of operating revenues, due primarily to lower expense for new large dollar claims and a lower amount of unfavorable development on large dollar claims, partially offset by higher liability insurance premiums of $7.7 million. In January 2020, one of our tractors was involved in a serious accident. We self-insure for the first $10.0 million of liability coverage for this policy period, and have appropriate excess liability coverage with insurance carriers above that amount. As a result, we recorded $10.0 million of insurance and claims expense in first quarter 2020 for this accident. We also incurred insurance and claims expense of $5.1 million and $4.9 million in 2021 and 2020, respectively, for accrued interest related to a previously-disclosed adverse jury verdict rendered on May 17, 2018, which we are appealing (see Note 12 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K). Interest is accrued at $0.4 million per month, until such time as the outcome of our appeal is finalized. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
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
Depreciation and amortization expense increased $4.4 million or 1.7% in 2021 compared to 2020 and decreased 1.3% as a percentage of operating revenues due primarily to depreciation and amortization on tangible and intangible assets recorded in the ECM and NEHDS acquisitions, partially offset by the impact of a change in accounting estimate that was made in the first quarter 2020, which increased depreciation expense by $9.6 million in 2020. During the first quarter of 2020, we changed the estimated life of certain tractors expected to be sold in 2020 to more rapidly depreciate these tractors to their estimated residual values due to the weak used tractor market. These tractors continued to depreciate at the same higher rate per tractor until all were sold in 2020. This change in accounting estimate had no effect on 2021.
The average age of our tractor fleet remains low by industry standards and was 2.2 years as of December 31, 2021, and the average age of our trailers was 4.5 years. We continued to invest in new tractors and trailers and our terminals in 2021 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. We currently intend to maintain the average age of our tractor and trailer fleet at or near current levels in 2022, subject to timing of delivery of new tractors and trailers from our equipment manufacturers.
Rent and purchased transportation expense increased $122.0 million or 23.5% in 2021 compared to 2020 and increased 1.5% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics purchased transportation expense increased $128.1 million as a result of higher logistics revenues, and decreased to 86.0% as a percentage of Werner Logistics revenues in 2021 from 86.7% in 2020.
Rent and purchased transportation expense for the TTS segment decreased $6.0 million in 2021 compared to 2020. This decrease is due primarily to lower payments to independent contractors in 2021 compared to 2020, resulting from 22.6 million fewer independent contractor miles driven in 2021. Higher average diesel fuel prices in 2021 also resulted in a higher per-mile settlement rate for independent contractors. Independent contractor miles as a percentage of total miles were 5.8% in 2021 and 8.3% in 2020. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.

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
Other operating expenses decreased $52.8 million in 2021 compared to 2020 and decreased 2.0% as a percentage of operating revenues. Gains on sales of assets (primarily used tractors and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $61.5 million in 2021, compared to $11.3 million in 2020. In 2021, we sold fewer tractors and trailers than in 2020. We realized substantially higher average gains per tractor and trailer sold in 2021 due to significantly improved pricing in the market for our used equipment, which we believe is a result of increased demand for previously used equipment because of production delays limiting availability of new equipment in the industry.
Other Expense (Income)
Other expense (income) decreased $39.6 million in 2021 compared to 2020 due primarily to a $40.3 million net unrealized gain recognized on our investments in equity securities (see Note 7 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K).
Income Tax Expense
Income tax expense increased $28.9 million in 2021 compared to 2020, due to higher pre-tax income, partially offset by a slightly lower effective income tax rate (income taxes expressed as a percentage of income before income taxes) in 2021 of 24.4% compared to 24.8% in 2020. We currently estimate our full year 2022 effective income tax rate to be approximately 24.5% to 25.5%.
2020 Compared to 2019
For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2020 to the fiscal year ended December 31, 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on February 24, 2021.
Liquidity and Capital Resources:
We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment needed to support business strategies, the performance of the business, capital expenditures, borrowing arrangements, and working capital management. Capital expenditures, stock repurchases, and dividend payments are components of our cash flow and capital management strategy, which to a large extent, can be adjusted in response to economic and other changes in the business environment. Management’s approach to capital allocation focuses on investing in key priorities that support our business and growth strategies and providing shareholder returns, while funding ongoing operations.
Management believes our financial position at December 31, 2021 is strong. As of December 31, 2021, we had $54.2 million of cash and cash equivalents and over $1.3 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. In addition, we have a $300.0 million and a $200.0 million credit facility, for which our total available borrowing capacity was $115.1 million as of December 31, 2021 (see Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for information regarding our credit agreements). We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facilities will provide sufficient funds to meet our cash requirements and our planned shareholder returns for the foreseeable future.
Our material cash requirements include the following contractual and other obligations.
•Debt Obligations and Interest Payments – As of December 31, 2021, we had outstanding debt with an aggregate principal amount of $427.5 million, with $5.0 million payable within 12 months. Future interest payments associated with our debt obligations are estimated to be $14.6 million through 2024, with $6.2 million payable within 12 months. See Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our debt and the timing of expected future principal payments.
•Operating Leases – We have entered into operating leases primarily for real estate. As of December 31, 2021, we had fixed lease payment obligations of $32.1 million, with $7.0 million payable within 12 months. See Note 5 in the Notes to

Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our lease obligations and the timing of expected future payments.
•Purchase Obligations – As of December 31, 2021, we have committed to property and equipment purchases of approximately $163.2 million within the next 12 months.
In addition to our cash requirements, the Board of Directors has authorized us to deliver value to shareholders through stock repurchases and quarterly cash dividends. The stock repurchase program does not obligate the Company to acquire any specific number of shares. We plan to continue paying a quarterly dividend, which currently results in a cash outlay of slightly less than $8 million per quarter.
Cash Flows
We generated cash flow from operations of $332.8 million during 2021 compared to $445.9 million during 2020. The decrease in net cash provided by operating activities was due primarily to working capital changes resulting from changes in accounts receivable, higher federal and state estimated income tax payments, and the deferral of 2020 employer payroll tax payments as permitted under the CARES Act. We were able to make net capital expenditures, repay debt, pay dividends, and repurchase stock with the net cash provided by operating activities and existing cash balances, supplemented by borrowings under our existing credit facilities.
Net cash used in investing activities was $397.3 million during 2021 compared to $263.3 million during 2020. Net cash invested in our ECM and NEHDS acquisitions during 2021 was $201.8 million. Net property additions (primarily revenue equipment) were $193.0 million for during 2021 compared to $266.2 million during 2020. We currently estimate net capital expenditures (primarily revenue equipment) in 2022 to be in the range of $275 million to $325 million. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facilities, if necessary.
Net financing activities provided $89.7 million during 2021 and used $186.0 million during 2020. We had net borrowings of $227.5 million during 2021, bringing our outstanding debt at December 31, 2021 to $427.5 million. The proceeds were primarily used to finance our ECM and NEHDS acquisitions. During 2020, we repaid $100.0 million of debt, net of borrowings. We paid dividends of $29.1 million during 2021 and $24.9 million during 2020. We increased our quarterly dividend rate by $0.01 per share, or 11%, beginning with the quarterly dividend paid in May 2021, and we increased our quarterly dividend rate by $0.02 per share, or 20%, beginning with the dividend paid in July 2021.
Financing activities for 2021 also included common stock repurchases of 2,297,911 shares at a cost of $104.4 million. We repurchased 1,482,992 shares during 2020 at a cost of $56.5 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depends upon economic and stock market conditions and other factors. On November 9, 2021, our Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. On the same day, our Board of Directors withdrew the previous stock repurchase authorization, which had 1,496,983 shares remaining available for repurchase. As of December 31, 2021, the Company had purchased 977,886 shares pursuant to the new authorization and had 5,022,114 shares remaining available for repurchase.

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
Estimates of accrued liabilities for insurance and claims for bodily injury, property damage and workers’ compensation is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements. The accruals for bodily injury, property damage and workers’ compensation (current and non-current) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, we make judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity, and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. An independent actuary reviews our calculation of the undiscounted self-insurance reserves for bodily injury and property damage claims and workers’ compensation claims at year-end. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim. We have not made any material changes in the accounting methodology or assumptions used to calculate our accrued liabilities for insurance and claims for bodily injury, property damage, and workers’ compensation during the past three years. At December 31, 2021 and 2020, we had an accrual of $309.8 million and $308.6 million, respectively, for estimated insurance and claims for (i) cargo loss and damage, (ii) bodily injury and property damage, (iii) group health, and (iv) workers’ compensation claims not covered by insurance. A 10% change in actuarial estimates at December 31, 2021, would have changed our insurance and claims accrual by approximately $29.3 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of December 31, 2021, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $1.4 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively, and were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated balance sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 20.58 Pesos to $1.00 at December 31, 2021 compared to 19.95 Pesos to $1.00 at December 31, 2020.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $150 million of variable interest rate debt outstanding at December 31, 2021, for which the interest rate is effectively fixed at 2.34% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $180.0 million of variable interest rate debt outstanding at December 31, 2021. Interest rates on the variable rate debt and our unused credit facilities are based on the LIBOR. See Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our debt. Assuming this level of borrowing, a hypothetical one-percentage point increase in the LIBOR interest rate would increase our annual interest expense by approximately $1.8 million.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and temporary equity - redeemable noncontrolling interest, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedule II listed in the Index in Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
    Evaluation of insurance and claims accruals
As discussed in Note 1 to the consolidated financial statements, the Company estimates the insurance and claims accruals related to (1) cargo loss and damage, (2) bodily injury and property damage, (3) group health, and (4) workers’ compensation claims not covered by insurance. The Company’s current and non-current insurance and claims accruals were $72.6 million and $237.2 million, respectively. The accruals specifically for bodily injury, property damage, and workers’ compensation are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, the Company makes judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. The Company has an independent actuary review their calculation of these undiscounted insurance and claims accruals.
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
Omaha, Nebraska
February 28, 2022

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Operating revenues	$2,734,372	$2,372,178	$2,463,701
Operating expenses:
Salaries, wages and benefits	895,012	795,847	818,487
Fuel	245,866	157,124	235,928
Supplies and maintenance	206,701	175,842	182,909
Taxes and licenses	96,095	95,746	95,525
Insurance and claims	98,658	109,816	88,913
Depreciation and amortization	267,700	263,286	249,527
Rent and purchased transportation	641,159	519,184	549,438
Communications and utilities	13,460	14,474	15,303
Other	(39,425)	13,421	2,199
Total operating expenses	2,425,226	2,144,740	2,238,229
Operating income	309,146	227,438	225,472
Other expense (income):
Interest expense	4,423	4,215	6,854
Interest income	(1,211)	(1,634)	(3,326)
Gain on investments in equity securities, net	(40,317)	—	—
Other	236	163	38
Total other expense (income)	(36,869)	2,744	3,566
Income before income taxes	346,015	224,694	221,906
Income tax expense	84,537	55,616	54,962
Net income	261,478	169,078	166,944
Net income attributable to noncontrolling interest	(2,426)	—	—
Net income attributable to Werner	$259,052	$169,078	$166,944
Earnings per share:
Basic	$3.84	$2.45	$2.40
Diluted	$3.82	$2.44	$2.38
Weighted-average common shares outstanding:
Basic	67,434	69,018	69,567
Diluted	67,855	69,427	70,026
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2021	2020	2019
Net income	$261,478	$169,078	$166,944
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,381)	(2,867)	1,996
Change in fair value of interest rate swaps, net of tax	3,610	(5,238)	(651)
Other comprehensive income (loss)	2,229	(8,105)	1,345
Comprehensive income	263,707	160,973	168,289
Comprehensive income attributable to noncontrolling interest	(2,426)	—	—
Comprehensive income attributable to Werner	$261,281	$160,973	$168,289
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$54,196	$29,334
Accounts receivable, trade, less allowance of $9,169 and $8,686, respectively	460,518	341,104
Other receivables	24,449	23,491
Inventories and supplies	11,140	12,062
Prepaid taxes, licenses and permits	17,549	17,231
Other current assets	63,361	33,694
Total current assets	631,213	456,916
Property and equipment, at cost:
Land	77,172	72,103
Buildings and improvements	287,331	253,708
Revenue equipment	1,910,874	1,798,511
Service equipment and other	282,448	281,013
Total property and equipment	2,557,825	2,405,335
Less – accumulated depreciation	944,582	862,077
Property and equipment, net	1,613,243	1,543,258
Goodwill	74,618	—
Intangible assets, net	55,315	—
Other non-current assets	229,324	156,502
Total assets	$2,603,713	$2,156,676
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,987	$83,263
Current portion of long-term debt	5,000	25,000
Insurance and claims accruals	72,594	76,917
Accrued payroll	44,333	35,594
Accrued expenses	28,758	25,032
Other current liabilities	24,011	28,208
Total current liabilities	268,683	274,014
Long-term debt, net of current portion	422,500	175,000
Other long-term liabilities	43,314	43,114
Insurance and claims accruals, net of current portion	237,220	231,638
Deferred income taxes	268,499	237,870
Total liabilities	1,240,216	961,636
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	35,947	—
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 65,790,112 and 67,931,726 shares outstanding, respectively	805	805
Paid-in capital	121,904	116,039
Retained earnings	1,667,104	1,438,916
Accumulated other comprehensive loss	(20,604)	(22,833)
Treasury stock, at cost; 14,743,424 and 12,601,810 shares, respectively	(441,659)	(337,887)
Total stockholders’ equity	1,327,550	1,195,040
Total liabilities, temporary equity and stockholders’ equity	$2,603,713	$2,156,676
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$261,478	$169,078	$166,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,700	263,286	249,527
Deferred income taxes	29,488	(10,233)	16,401
Gain on disposal of property and equipment	(60,528)	(11,271)	(21,557)
Non-cash equity compensation	10,807	8,903	8,077
Insurance and claims accruals, net of current portion	5,582	3,420	14,188
Other	(3,105)	13,641	(3,360)
Gains on investment in equity securities	(40,317)	—	—
Changes in certain working capital items:
Accounts receivable, net	(101,007)	(18,258)	15,081
Other current assets	(27,903)	(7,390)	975
Accounts payable	14,742	(2,483)	(7,537)
Other current liabilities	(24,118)	37,216	(12,095)
Net cash provided by operating activities	332,819	445,909	426,644
Cash flows from investing activities:
Additions to property and equipment	(370,850)	(413,065)	(420,748)
Proceeds from sales of property and equipment	177,801	146,824	136,873
Net cash invested in acquisitions	(201,845)	—	—
Investment in equity securities	(10,000)	(5,000)	—
Decrease in notes receivable	7,593	7,966	11,566
Net cash used in investing activities	(397,301)	(263,275)	(272,309)
Cash flows from financing activities:
Repayments of short-term debt	(27,500)	(90,000)	—
Proceeds from issuance of short-term debt	5,000	40,000	—
Repayments of long-term debt	—	(50,000)	(100,000)
Proceeds from issuance of long-term debt	250,000	—	275,000
Dividends on common stock	(29,083)	(24,888)	(286,190)
Repurchases of common stock	(104,444)	(56,521)	(42,301)
Tax withholding related to net share settlements of restricted stock awards	(4,270)	(4,553)	(1,899)
Stock options exercised	—	—	171
Distribution to noncontrolling interest	(35)	—	—
Net cash provided by (used in) financing activities	89,668	(185,962)	(155,219)
Effect of exchange rate fluctuations on cash	(324)	(780)	396
Net increase (decrease) in cash, cash equivalents and restricted cash	24,862	(4,108)	(488)
Cash, cash equivalents and restricted cash, beginning of period	29,334	33,442	33,930
Cash, cash equivalents and restricted cash, end of period(1)	$54,196	$29,334	$33,442
Supplemental disclosures of cash flow information:
Interest paid	$4,228	$4,415	$6,441
Income taxes paid	81,185	54,173	49,599
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$5,953	$3,441	$6,764
Change in fair value of interest rate swaps	3,610	(5,238)	(651)
Property and equipment acquired included in accounts payable	7,124	12,250	21,138
Property and equipment disposed included in other receivables	—	30	18,600
Dividends accrued but not yet paid at end of period	7,895	6,114	6,232
Noncontrolling interest associated with acquisition	33,556	—	—
Contingent consideration associated with acquisition	2,500	—	—
(Continued on following page)
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets
	Years Ended December 31,
(In thousands)	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54,196	$29,334	$26,418
Restricted cash included in other current assets	—	—	7,024
Total cash, cash equivalents and restricted cash	$54,196	$29,334	$33,442
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2018	$805	$107,455	$1,413,746	$(16,073)	$(241,180)	$1,264,753	$—
Comprehensive income	—	—	166,944	1,345	—	168,289	—
Purchase of 1,300,000 shares of common stock	—	—	—	—	(42,301)	(42,301)	—
Dividends on common stock ($4.11 per share)	—	—	(286,082)	—	—	(286,082)	—
Equity compensation activity, 102,552 shares	—	(2,883)	—	—	1,155	(1,728)	—
Non-cash equity compensation expense	—	8,077	—	—	—	8,077	—
BALANCE, December 31, 2019	805	112,649	1,294,608	(14,728)	(282,326)	1,111,008	—
Comprehensive income	—	—	169,078	(8,105)	—	160,973	—
Purchase of 1,482,992 shares of common stock	—	—	—	—	(56,521)	(56,521)	—
Dividends on common stock ($0.36 per share)	—	—	(24,770)	—	—	(24,770)	—
Equity compensation activity, 170,193 shares	—	(5,513)	—	—	960	(4,553)	—
Non-cash equity compensation expense	—	8,903	—	—	—	8,903	—
BALANCE, December 31, 2020	805	116,039	1,438,916	(22,833)	(337,887)	1,195,040	—
Comprehensive income	—	—	259,052	2,229	—	261,281	2,426
Purchase of 2,297,911 shares of common stock	—	—	—	—	(104,444)	(104,444)	—
Dividends on common stock ($0.46 per share)	—	—	(30,864)	—	—	(30,864)	—
Equity compensation activity, 156,297 shares	—	(4,942)	—	—	672	(4,270)	—
Non-cash equity compensation expense	—	10,807	—	—	—	10,807	—
Investment in noncontrolling interest	—	—	—	—	—	—	35,322
Purchase accounting adjustments	—	—	—	—	—	—	(1,766)
Distribution to noncontrolling interest	—	—	—	—	—	—	(35)
BALANCE, December 31, 2021	$805	$121,904	$1,667,104	$(20,604)	$(441,659)	$1,327,550	$35,947
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Werner Enterprises, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions relating to these entities have been eliminated.
Nature of Business: The Company is a truckload transportation and logistics provider operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. Our ten largest customers comprised 49% of our revenues for the years ended December 31, 2021 and 2020, and 41% for the year ended December 31, 2019. Our largest customer, Dollar General, accounted for 14% and 12% of our total revenues in 2021 and 2020, respectively. Revenues generated by Dollar General are reported in both of our reportable operating segments. No single customer generated more than 9% of our total revenues in 2019.
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

	Lives	Salvage Values
Building and improvements	30 years	0%
Tractors	80 months	$0 - $10,000
Trailers	12 years	$1,000 - $6,000
Service and other equipment	3-10 years	0%
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
Goodwill: Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in a business combination and is allocated to reporting units that are expected to benefit from the combination. Goodwill is not amortized, but rather is tested for impairment annually in October, or more frequently if indicators of a potential impairment exist. Impairment exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value, resulting in an impairment charge for the excess up to the amount of goodwill allocated to the reporting unit. To test goodwill for impairment, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. If a qualitative test indicates a potential for impairment, a quantitative impairment test must be performed. Alternatively, we may bypass the qualitative assessment and perform a quantitative impairment test. A qualitative assessment considers relevant events and circumstances such as macroeconomic, industry, and market conditions; legal, regulatory, and competitive environments; and overall financial performance. For a quantitative impairment test, we estimate the fair values of the goodwill reporting units and compare it to their carrying values. The estimated fair values of the reporting units are established using a combination of the income and market approaches. Our first annual goodwill impairment test is scheduled to be performed in October 2022. As of December 31, 2021, there were no indications of goodwill impairment.
Amortization of Intangible Assets: Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, ranging from ten to 12 years.
Long-Lived Assets and Intangible Assets: We review our long-lived assets and finite-lived intangible assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If based on that review, changes in circumstances indicate that the carrying amount of such assets may not be recoverable, we evaluate recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. We also evaluate the remaining useful lives of intangible assets to determine if events or trends warrant a revision to the remaining period of amortization. An impairment loss would be recognized if the carrying amount of the long-lived asset or intangible asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets.
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
We renewed our liability insurance policies on August 1, 2021 and are responsible for the first $10.0 million per claim on all claims with an annual $10.0 million aggregate for claims between $10.0 million and $15.0 million. For the policy year that began August 1, 2020, we were responsible for the first $10.0 million per claim with no aggregates. Our self-insured retention (“SIR”) and deductible amount was $3.0 million, with an additional $5.0 million deductible per claim for each claim between 5.0 million and $10.0 million, for policy years from August 1, 2017 through July 31, 2020, and we were also responsible for annual aggregate amounts of liability for claims in excess of the SIR/ deductible. We maintain liability insurance coverage with insurance carriers in excess of the $10.0 million per claim. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage.
Our SIR for workers’ compensation claims is $2.0 million per claim, with premium-based coverage (issued by insurance companies) for claims exceeding this amount. Our SIR for workers’ compensation claims increased from $1.0 million to $2.0 million per claim on April 1, 2020. We also maintain a $25.6 million bond for the State of Nebraska and a $13.4 million bond for our workers’ compensation insurance carrier.
Under these insurance arrangements, we maintained $43.0 million in letters of credit as of December 31, 2021.
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

	Years Ended December 31,
	2021	2020	2019
Net income attributable to Werner	$259,052	$169,078	$166,944
Weighted average common shares outstanding	67,434	69,018	69,567
Dilutive effect of stock-based awards	421	409	459
Shares used in computing diluted earnings per share	67,855	69,427	70,026
Basic earnings per share	$3.84	$2.45	$2.40
Diluted earnings per share	$3.82	$2.44	$2.38
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
Equity Compensation: We have an equity compensation plan that provides for grants of non-qualified stock options, restricted stock and units (“restricted awards”), performance awards and stock appreciation rights to our associates and directors. We apply the fair value method of accounting for equity compensation awards. Issuances of stock upon an exercise of stock options or vesting of restricted stock are made from treasury stock; shares reacquired to satisfy tax withholding obligations upon vesting of restricted stock are recorded as treasury stock. Grants of stock options, restricted stock, and performance awards vest in increments, and we recognize compensation expense over the requisite service period of each award. We accrue compensation expense for performance awards for the estimated number of shares expected to be issued using the most current information available at the date of the financial statements. If the performance objectives are not met, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed. We account for forfeitures in the period in which they occur.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2021, 2020 and 2019, comprehensive income consists of net income, foreign currency translation adjustments and change in fair value of interest rate swaps. The components of accumulated other comprehensive loss reported in the consolidated balance sheets as of December 31, 2021 and 2020, consisted of foreign currency translation adjustments of $18.6 million and $17.2 million, respectively, and changes in fair value of interest rate swaps, net of tax, of $2.0 million and $5.6 million, respectively.
New Accounting Pronouncements Adopted: In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which reduces complexity in accounting for income taxes by removing certain exceptions to the general principles stated in Topic 740 and by clarifying and amending existing guidance to improve consistent application of and simplify other areas of Topic 740. The Company adopted ASU 2019-12 as of January 1, 2021. Upon adoption, this update had no effect on our financial position, results of operations, and cash flows.
Accounting Standards Updates Not Yet Effective: In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)” which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The provisions of this update are effective for all entities as of March 12, 2020 through December 31, 2022 and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We are evaluating the impact of the optional expedients in this update and their applicability to modifications of our existing credit facilities and hedging relationships that reference LIBOR.
(2) BUSINESS ACQUISITIONS
ECM Acquisition
On July 1, 2021, pursuant to a Unit Purchase Agreement, we acquired an 80% ownership interest in ECM Associated, LLC ("ECM”), based in Cheswick, Pennsylvania, for $141.3 million after net working capital changes and net of cash acquired. We have an exclusive option to purchase the remaining 20% ownership interest in ECM upon the occurrence of certain events or after a period of five years following transaction close, based on a fixed multiple of ECM’s average annual adjusted earnings before interest, taxes, depreciation and amortization. The noncontrolling interest holder also has an option to put the remaining 20% ownership interest to us on the same terms. We record the 20% remaining interest in temporary equity – redeemable noncontrolling interest in the consolidated balance sheets.
ECM, through its ECM Transport, LLC (“ECM Transport”) and Motor Carrier Service (“MCS”) subsidiaries, provides regional truckload carrier services in the Mid-Atlantic, Ohio, and Northeast regions of the U.S. and operates nearly 500 trucks and 2,000 trailers in its network of eight operational facilities and 18 drop yards. The primary reason for this acquisition was to expand our fleet size, operational facilities, geographic market presence, and short-haul expertise in a segment in which consumer demand and supply chain needs are growing.
We financed the cash transaction through a combination of cash on hand, existing credit facilities, and the addition of a $100.0 million unsecured fixed-rate term loan commitment with BMO Harris Bank N.A. on June 30, 2021. For more information regarding our debt, see Note 8 – Debt and Credit Facilities.
The results of operations for ECM are included in our consolidated financial statements beginning July 1, 2021. Revenues generated by ECM are reported in our Truckload Transportation Services (“TTS”) segment. We incurred transaction costs related to the acquisition, such as legal and professional fees, of $1.0 million for the year ended December 31, 2021, which is included in other operating expenses on the consolidated statements of income.
NEHDS Acquisition
On November 22, 2021, we acquired 100% of the equity interests in NEHDS Logistics, LLC (“NEHDS”), based in Monroe, Connecticut, for a cash purchase price of $63.1 million after including the impacts of contingent consideration, net working capital changes and cash acquired. We financed the transaction through a combination of cash on hand and existing credit facilities. NEHDS is a final mile residential delivery provider with access to a network of 400 final mile delivery trucks serving customers primarily in the Northeast and Midwest U.S. markets. NEHDS delivers primarily big and bulky products (primarily furniture and appliances) using 2-person delivery teams performing residential and commercial deliveries through a network of 19 cross dock, warehouse, and customer facilities.
The results of operations for NEHDS are included in our consolidated financial statements beginning November 22, 2021. Revenues generated by NEHDS are reported in Final Mile within our Werner Logistics segment. We incurred transaction costs related to the acquisition, such as legal and professional fees, of $0.6 million for the year ended December 31, 2021, which is included in other operating expenses on the consolidated statements of income.
Purchase Price Allocations
We accounted for the purchases of ECM and NEHDS using the acquisition method of accounting under U.S. generally accepted accounting principles (GAAP). The purchase price of each acquisition has been allocated to the assets acquired and liabilities assumed using market data and valuation techniques. The purchase price allocation for ECM is considered final. The estimated fair values of the assets acquired and liabilities assumed are considered provisional for NEHDS, pending the completion of the valuation of acquired tangible assets, an independent valuation of certain acquired intangible assets, and the calculation of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed. The determination of estimated fair values requires management to make significant estimates and assumptions. We believe that the information available provides a reasonable basis for estimating the values of assets acquired and liabilities assumed in the NEHDS acquisition; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition date, and such adjustments may impact future earnings. We expect to finalize the valuation of assets and liabilities for NEHDS as soon as practicable, but not later than one year from the acquisition date. Any adjustments to the initial estimates of the fair value of the acquired assets and liabilities assumed in the NEHDS acquisition will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill.
The purchase price allocations for ECM and NEHDS as of December 31, 2021 are summarized as follows (in thousands):

	ECM		NEHDS
Purchase Price
Cash consideration paid	155,686	(1)	60,332	(2)
Cash and cash equivalents acquired	(13,327)		(332)
Contingent consideration arrangement	—		2,500	(3)
Working capital surplus (deficiency)	(1,068)		554
Total purchase price (fair value of consideration)	141,291		63,054

Provisional Purchase Price Allocation
Current assets	17,468		3,508
Property and equipment	88,632		5,420
Intangible assets	37,200		20,000
Other non-current assets	3,644		12,122
Total assets acquired	146,944		41,050

Current liabilities	(7,721)		(4,014)
Other long-term liabilities	(2,460)		(10,516)
Total liabilities assumed	(10,181)		(14,530)
Temporary equity - redeemable noncontrolling interest in ECM	(33,556)		—
Goodwill	$38,084		$36,534
(1) At closing, $1.5 million of the cash consideration was placed in escrow to cover post-closing adjustments and to secure certain indemnification obligations of the sellers.
(2) At closing, $3.1 million of the cash consideration was placed in escrow to cover post-closing adjustments and to secure certain indemnification obligations of the sellers.
(3) The contingent consideration arrangement, also referred to as earnout, requires us to pay the former owners of NEHDS additional amounts in cash if certain levels of gross profit and revenues are earned during calendar year 2022. The potential undiscounted amount of all future earnout payments that we could be required to make is between $0 and $4.0 million. The fair value of the contingent consideration arrangement of $2.5 million was estimated by management.

Goodwill and Intangible Assets
Goodwill associated with the ECM and NEHDS acquisitions was primarily attributable to acquiring and retaining each of the companies’ existing networks and the anticipated synergies from combining the operations of the Company and the acquired companies. The goodwill associated with the acquisitions above is expected to be deductible for income tax purposes.
We have allocated a total of $57.2 million of the purchase prices above to finite-lived intangible assets, consisting of customer relationships and trade names. The estimated fair values of the intangible assets were determined, with the assistance of an independent third-party valuation firm, using the multi-period excess earnings method for customer relationships and the relief-from-royalty method for trade names. All methods are forms of the income approach, which require a forecast of all the expected future cash flows.
The following table summarizes the major classes of intangible assets and the respective weighted-average estimated amortization periods:

	Estimated Fair Value (in thousands)	Weighted-Average Estimated Amortization Period (Years)
Customer relationships	$40,200	10
Trade names	17,000	12
Total intangible assets	$57,200
(3) REVENUE
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following table presents our revenues disaggregated by revenue source (in thousands):

	Years Ended December 31,
	2021	2020	2019
Truckload Transportation Services	$2,045,073	$1,843,209	$1,909,776
Werner Logistics	622,461	469,791	489,729
Inter-segment eliminations	(899)	(107)	(243)
Transportation services	2,666,635	2,312,893	2,399,262
Other revenues	67,737	59,285	64,439
Total revenues	$2,734,372	$2,372,178	$2,463,701
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

	Years Ended December 31,
	2021	2020	2019
United States	$2,532,720	$2,144,105	$2,191,560
Mexico	156,405	149,438	197,470
Other	45,247	78,635	74,671
Total revenues	$2,734,372	$2,372,178	$2,463,701
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
We generate revenues from billings for transportation services under contracts with customers, generally on a rate per mile or per shipment, based on origin and destination of the shipment. Our performance obligation arises when we receive a shipment order to transport a customer’s freight and is satisfied upon delivery of the shipment. The transaction price may be defined in a transportation services agreement or negotiated with the customer prior to accepting the shipment order. A customer may submit several shipment orders for transportation services at various times throughout a service agreement term, but each shipment represents a distinct service that is a separately identified performance obligation. We often provide additional or ancillary services as part of the shipment (such as loading/unloading and stops in transit) which are not distinct or are not material in the context of the contract; therefore, the revenues for these services are recognized with the freight transaction price. The average transit time to complete a shipment is approximately 3 days. Invoices for transportation services are typically generated soon after shipment delivery and, while payment terms and conditions vary by customer, are generally due within 30 days after the invoice date.
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
During 2021, 2020, and 2019, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.
Other Revenues
Other revenues include revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. These revenues are generally recognized over time and accounted for 2% of our total revenues in both 2021 and 2020, and 3% of our total revenues in 2019. Revenues from our driver training schools require us to make judgments regarding price concessions in determining the amount of revenues to recognize.
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At December 31, 2021 and 2020, the accounts receivable, trade, net, balance was $460.5 million and $341.1 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At December 31, 2021 and 2020, the balance of contract assets was $9.0 million and $6.9 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At December 31, 2021 and 2020, the balance of contract liabilities was $1.2 million and $1.5 million, respectively. The amount of revenues recognized in 2021 that was included in the December 31, 2020 contract liability balance was $1.5 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
Performance Obligations
We have elected to apply the practical expedient in Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers, to not disclose the value of remaining performance obligations for contracts with an original expected length of one year or less. Remaining performance obligations represent the transaction price allocated to future reporting periods for freight shipments started but not completed at the reporting date that we expect to recognize as revenue in the period subsequent to the reporting date; transit times generally average approximately 3 days.

(4) GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill by segment for the year ended December 31, 2021 (in thousands):

	TTS	Werner Logistics	Total
Balance as of December 31, 2020	$—	$—	$—
Goodwill recorded in acquisition of ECM	44,710	—	44,710
Goodwill recorded in acquisition of NEHDS	—	36,534	36,534
Purchase accounting adjustments (1)	(6,626)	—	(6,626)
Balance as of December 31, 2021	$38,084	$36,534	$74,618
(1) The purchase accounting adjustments are primarily attributable to post-closing adjustments related to assets assumed in, and the redeemable noncontrolling interest associated with, the acquisition of ECM.
Acquired intangible assets consists of the following as of December 31, 2021 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$40,200	$(1,177)	$39,023
Trade names	17,000	(708)	16,292
Total intangible assets	$57,200	$(1,885)	$55,315
No acquired intangible assets were recorded on the consolidated balance sheet as of December 31, 2020. Amortization expense on intangible assets was $1.9 million for the year ended December 31, 2021. As of December 31, 2021, the estimated future amortization expense for intangible assets by year is as follows (in thousands):

Estimated Amortization Expense
2022	$5,437
2023	5,437
2024	5,437
2025	5,437
2026	5,437
Thereafter (to 2033)	28,130
Total	$55,315
(5) LEASES
We have entered into operating leases primarily for real estate. The leases have terms which range from 1 year to 18 years, and some include options to renew. Renewal terms are included in the lease term when it is reasonably certain that we will exercise the option to renew.
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

The following table presents balance sheet and other operating lease information (dollars in thousands):

	December 31,
	2021	2020
Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$28,458	$9,951

Current lease liabilities (recorded in other current liabilities)	$6,380	$3,421
Long-term lease liabilities (recorded in other long-term liabilities)	22,634	6,949
Total operating lease liabilities	$29,014	$10,370

Other Information
Weighted-average remaining lease term for operating leases	7.63 years	3.82 years
Weighted-average discount rate for operating leases	2.7%	3.3%
The following table presents the maturities of operating lease liabilities as of December 31, 2021 (in thousands):

Maturity of Lease Liabilities
2022	$7,048
2023	5,638
2024	4,681
2025	3,882
2026	2,739
Thereafter	8,077
Total undiscounted operating lease payments	$32,065
Less: Imputed interest	(3,051)
Present value of operating lease liabilities	$29,014
Cash Flows
An initial right-of-use asset of $8.7 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard on January 1, 2019. During the years ended December 31, 2021, 2020, and 2019, additional right-of-use assets of $8.2 million, $2.8 million, and $6.1 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities, and we acquired right-of-use assets of $15.6 million as a result of our business acquisitions during the year ended December 31, 2021. Cash paid for amounts included in the present value of operating lease liabilities was $4.6 million, $3.9 million, and $3.8 million during the years ended December 31, 2021, 2020, and 2019, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $15.7 million, $10.1 million, and $8.5 million during the years ended December 31, 2021, 2020, and 2019, respectively. This expense included $4.8 million for long-term operating leases for the year ended December 31, 2021 and $3.8 million for both years ended December 31, 2020 and 2019, with the remainder for variable and short-term lease expense.

Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues for the years ended December 31, 2021, 2020, and 2019 were $11.7 million, $12.6 million, and $13.9 million, respectively. The following table presents information about the maturities of these operating leases as of December 31, 2021 (in thousands):

2022	$7,468
2023	358
2024	—
2025	—
2026	—
Thereafter	—
Total	$7,826
(6) FAIR VALUE
Fair Value Measurement — Definition and Hierarchy
ASC 820-10, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.
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
The following table presents the Company's fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

		Fair Value
	Level in Fair	December 31,
	Value Hierarchy	2021	2020
Other non-current assets:
Equity securities (1)	1	$17,166	N/A
(1) Represents our investments in autonomous technology companies. For additional information regarding the valuation of these equity securities, see Note 7 – Investments.
We have no material liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

Our ownership interest in Mastery Logistics Systems, Inc. (“MLSI”) does not have a readily determinable fair value and is accounted for using the measurement alternative in ASC 321, Investments - Equity Securities. For additional information regarding the valuation of our investment in MLSI, see Note 7 – Investments.
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
The carrying amounts of our long-term debt approximate fair value due to the duration of our credit arrangements and the variable interest rates (categorized as Level 2 of the fair value hierarchy).
(7) INVESTMENTS
Equity Investments without Readily Determinable Fair Values
In 2020, we entered into a strategic partnership with MLSI, a transportation management systems company. We are collaborating with MLSI to develop a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. In both November 2020 and September 2021, we paid MLSI $5.0 million for shares of its preferred stock. As of December 31, 2021, our ownership percentage in MLSI was approximately 9.8%. This investment is being accounted for under ASC 321 using the measurement alternative, and is recorded in other noncurrent assets on the consolidated balance sheets. We record changes in the value of this investment, based on events that occur that would indicate the value of our investment in MLSI has changed, in other expense (income) on the consolidated statements of income. During 2021, an investment by a third-party resulted in the remeasurement of our investment in MLSI and we recognized a $28.2 million unrealized gain on our investment based upon the price paid by the third party. As of December 31, 2021 and 2020, the value of our investment was $38.2 million and $5.0 million, respectively.
Equity Investments with Readily Determinable Fair Values
During 2021, we acquired strategic minority equity investments in autonomous technology companies, which are being accounted for under ASC 321 and are recorded in other noncurrent assets on the consolidated balance sheets. We record changes in the value of these investments, based on the share prices reported by Nasdaq, in other expense (income) on the consolidated statements of income. We recognized a $12.1 million net unrealized gain on these investments for the year ended December 31, 2021. For additional information regarding the fair value of these equity investments, see Note 6 – Fair Value.
(8) DEBT AND CREDIT FACILITIES
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
As of December 31, 2021, we had a $300.0 million and a $200.0 million unsecured committed credit facility with Wells Fargo Bank, N.A. and BMO Harris Bank N.A. (together, the “Credit Facilities”), respectively, which will expire on May 14, 2024. Borrowings under the Credit Facilities bear variable interest based on the London Interbank Offered Rate (“LIBOR”). In addition, we had a $100.0 million unsecured fixed-rate term loan commitment with BMO Harris Bank N.A., as described above, with quarterly principal payments of $1.25 million, which began on September 30, 2021, and a final payment of principal and interest due and payable on May 14, 2024.
As of December 31, 2021 and 2020, our outstanding debt totaled $427.5 million and $200.0 million, respectively. As of December 31, 2021, we had $330.0 million outstanding under the Credit Facilities, including (i) $180.0 million at a weighted average variable interest rate of 0.78%; (ii) $75.0 million at a variable interest rate of 0.78%, which is effectively fixed at 2.32% with an interest rate swap agreement through May 14, 2024; and (iii) $75.0 million at a variable interest rate of 0.80%, which is effectively fixed at 2.36% with an interest rate swap agreement through May 14, 2024. In addition, as of December 31, 2021, we had $97.5 million outstanding under the term loan at a fixed interest rate of 1.28%. The $500.0 million of borrowing capacity under our Credit Facilities at December 31, 2021, is further reduced by $54.9 million in stand-by letters of credit under which we are obligated. Each of the debt agreements includes, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). As of December 31, 2021, we were in compliance with these covenants.

At December 31, 2021, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2022	$5,000
2023	5,000
2024	417,500
2025	—
2026	—
Total	$427,500
(9) NOTES RECEIVABLE
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

	December 31,
	2021	2020
Independent contractor notes receivable	$7,358	$10,335
Other notes receivable	10,665	9,425
Notes receivable	18,023	19,760
Less current portion	3,386	3,807
Notes receivable – non-current	$14,637	$15,953
We also provide financing to some individuals who attended our driver training schools. The student notes receivable are included in other receivables and other non-current assets in the consolidated balance sheets. At December 31, student notes receivable consisted of the following (in thousands):

	December 31,
	2021	2020
Student notes receivable	$62,791	$60,081
Allowance for doubtful student notes receivable	(22,911)	(19,448)
Total student notes receivable, net of allowance	39,880	40,633
Less current portion, net of allowance	13,416	12,216
Student notes receivable – non-current	$26,464	$28,417
(10) INCOME TAXES
Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$42,049	$53,297	$29,102
State	12,787	12,106	9,547
Foreign	213	446	(88)
	55,049	65,849	38,561
Deferred:
Federal	27,593	(8,988)	15,094
State	1,895	(1,245)	1,307
	29,488	(10,233)	16,401
Total income tax expense	$84,537	$55,616	$54,962

The effective income tax rate differs from the federal corporate tax rate of 21% in 2021, 2020, and 2019 as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Tax at statutory rate	$72,663	$47,186	$46,600
State income taxes, net of federal tax benefits	11,599	8,580	8,575
Other, net (1)	275	(150)	(213)
Total income tax expense	$84,537	$55,616	$54,962
(1) Prior year amounts within the table have been reclassified to conform to current year presentation.
At December 31, deferred income tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Insurance and claims accruals	$55,233	$54,913
Compensation-related accruals	12,203	16,054
Allowance for uncollectible accounts	3,958	4,070
Operating lease liabilities (1)	7,033	2,530
Other (1)	1,644	2,844
Gross deferred income tax assets	80,071	80,411
Deferred income tax liabilities:
Property and equipment	305,002	308,145
Investments in equity securities	10,985	—
Prepaid expenses	7,269	6,333
Operating lease right-of-use assets (1)	6,955	2,485
Investment in partnership	17,076	—
Other (1)	1,283	1,318
Gross deferred income tax liabilities	348,570	318,281
Net deferred income tax liability	$268,499	$237,870
(1) Prior year amounts within the table have been reclassified to conform to current year presentation.
Deferred income tax assets are more likely than not to be realized as a result of future taxable income and reversal of deferred income tax liabilities.
We recognized a $49 thousand increase in the net liability for unrecognized tax benefits for the year ended December 31, 2021, and a $141 thousand decrease for the year ended December 31, 2020. We accrued interest expense of $0.1 million during 2021 and 2020, excluding from both years the reversal of accrued interest related to the adjustment of uncertain tax positions. If recognized, $1.9 million and $1.8 million of unrecognized tax benefits as of December 31, 2021 and 2020, respectively, would impact our effective tax rate. Interest of $0.4 million as of December 31, 2021 and 2020 has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next 12 months. The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2021 and 2020 are shown below (in thousands).

	December 31,
	2021	2020
Unrecognized tax benefits, beginning balance	$2,363	$2,541
Gross increases – tax positions in prior period	65	92
Gross increases – current period tax positions	320	220
Settlements	(323)	(490)
Unrecognized tax benefits, ending balance	$2,425	$2,363

We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2018 and forward are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.
(11) EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS
Equity Compensation Plan
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders in 2013, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of December 31, 2021, there were 6,508,744 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the consolidated statements of income. As of December 31, 2021, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $11.8 million and is expected to be recognized over a weighted average period of 1.6 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the consolidated statements of income (in thousands):

	Years Ended December 31,
	2021	2020	2019
Restricted awards:
Pre-tax compensation expense	$6,349	$5,409	$4,943
Tax benefit	1,587	1,379	1,258
Restricted stock expense, net of tax	$4,762	$4,030	$3,685
Performance awards:
Pre-tax compensation expense	$4,452	$3,503	$3,156
Tax benefit	1,113	893	803
Performance award expense, net of tax	$3,339	$2,610	$2,353
We do not have a formal policy for issuing shares upon vesting of restricted and performance awards. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2022.
Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. No stock option awards were outstanding as of December 31, 2021 or 2020, and there were no stock option awards granted or exercised during the years ended December 31, 2021 or 2020. No stock options were granted during the year ended December 31, 2019, and the total intrinsic value of stock options exercised during the year ended December 31, 2019 was $136 thousand.

Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 60 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the year ended December 31, 2021:

	Number of Restricted Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	367	$35.78
Granted	160	42.69
Vested	(158)	34.82
Forfeited	(13)	36.88
Nonvested at end of period	356	39.27
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
The total fair value of previously granted restricted awards vested during the years ended December 31, 2021, 2020, and 2019 was $6.8 million, $5.4 million, and $4.0 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.
Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, 36 months after the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the year ended December 31, 2021:

	Number of Performance Awards (in thousands)	Weighted Average Grant Date Fair Value ($)
Nonvested at beginning of period	262	$32.96
Granted	77	38.48
Vested	(100)	33.04
Forfeited	(10)	32.88
Nonvested at end of period	229	34.77
The 2021 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2021 to December 31, 2022. Shares earned based on cumulative diluted earnings per share may be capped based on the Company’s total shareholder return during the three-year period ended December 31, 2023, relative to the total shareholder return of a peer group of companies for the same period. The 2021 performance awards will vest in one installment on the third anniversary from the grant date. The 2020 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2020 to December 31, 2021. Shares earned based on cumulative diluted earnings per share may be capped based on the absolute total shareholder return during the three-year period ended December 31, 2022. The 2020 performance awards will vest in one installment on the third anniversary from the grant date. In January 2022, the Compensation Committee determined the 2019 fiscal year performance objectives were achieved at a level above the threshold level but below the target level, and the amount of shares earned below the target are included in the forfeited shares in the activity table above.

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
The vesting date fair value of performance awards that vested during the years ended December 31, 2021, 2020 and 2019 was $4.1 million, $5.8 million and $1.2 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.
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

2021	$297
2020	283
2019	265
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

2021	$4,904
2020	4,748
2019	4,414
Nonqualified Deferred Compensation Plan
The Executive Nonqualified Excess Plan (the “Excess Plan”) is our nonqualified deferred compensation plan for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2021, there were 45 participants in the Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants’ accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation is included in other long-term liabilities in the consolidated balance sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the consolidated balance sheets.
The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2021	2020
Accumulated benefit obligation	$12,755	$11,321
Aggregate market value	10,621	9,104

(12) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $163.2 million at December 31, 2021.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $28.8 million and $23.6 million as of December 31, 2021 and 2020, respectively. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of December 31, 2021 and 2020.
The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.
We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal, and that appeal remains pending. As of December 31, 2021, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.
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

(13) RELATED PARTY TRANSACTIONS
The Company leases land from a trust in which the Company’s Chairman Emeritus is the sole trustee. The annual rent payments under this lease are $1.00 per year. The Company is responsible for all real estate taxes and maintenance costs related to the property, which are recorded as expenses in the consolidated statements of income. The Company has made leasehold improvements to the land for facilities used for business meetings and customer promotion. The cost of these improvements was approximately $7.1 million, and the net book value (cost less accumulated depreciation) at December 31, 2021 was approximately $2.2 million.
(14) SEGMENT INFORMATION
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
The Werner Logistics segment generates the majority of our non-trucking revenues through three operating units that provide non-trucking services to our customers. These three Werner Logistics operating units are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iii) Werner Final Mile (“Final Mile”), including NEHDS, offers residential and commercial deliveries of large or heavy items using third-party agents, independent contractors, and Company employees with two-person delivery teams operating a liftgate straight truck. In first quarter 2021, we completed the previously-announced sale of the Werner Global Logistics (“WGL”) freight forwarding services for international ocean and air shipments to Scan Global Logistics Group, and we realized a $1.0 million gain when the transaction closed on February 26, 2021. Werner Logistics will continue to provide North American truck brokerage, freight management, intermodal and final mile services.
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
We do not prepare separate balance sheets by segment and, as a result, assets are not separately identifiable by segment. Based on our operations, certain revenue-generating assets (primarily tractors and trailers) are interchangeable between segments. Depreciation for these interchangeable assets is allocated to segments based on the actual number of units utilized by the segment during the period. Other depreciation and amortization is allocated to segments based on specific identification or as a percentage of a metric such as average number of tractors. Inter-segment eliminations represent transactions between reporting segments that are eliminated in consolidation.

The following tables summarize our segment information (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenues by Segment
Truckload Transportation Services	$2,045,073	$1,843,209	$1,909,776
Werner Logistics	622,461	469,791	489,729
Other	66,108	57,276	61,850
Corporate	1,629	2,009	2,589
Subtotal	2,735,271	2,372,285	2,463,944
Inter-segment eliminations	(899)	(107)	(243)
Total	$2,734,372	$2,372,178	$2,463,701

	Years Ended December 31,
	2021	2020	2019
Operating Income (loss) by Segment
Truckload Transportation Services	$281,823	$222,007	$202,660
Werner Logistics	27,873	6,005	16,288
Other	4,947	3,839	5,535
Corporate	(5,497)	(4,413)	989
Total	$309,146	$227,438	$225,472

	Years Ended December 31,
	2021	2020	2019
Depreciation and Amortization by Segment
Truckload Transportation Services	$245,169	$239,858	$228,768
Werner Logistics	8,833	7,712	7,182
Other	10,786	11,705	10,980
Corporate	2,912	4,011	2,597
Total	$267,700	$263,286	$249,527

Information about the geographic areas in which we conduct business is summarized below (in thousands) as of and for the years ended December 31, 2021, 2020 and 2019. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	2021	2020	2019
Revenues
United States	$2,532,720	$2,144,105	$2,191,560
Foreign countries
Mexico	156,405	149,438	197,470
Other	45,247	78,635	74,671
Total foreign countries	201,652	228,073	272,141
Total	$2,734,372	$2,372,178	$2,463,701

Long-lived Assets
United States	$1,583,766	$1,506,862	$1,487,591
Foreign countries
Mexico	29,421	36,222	38,428
Other	56	174	257
Total foreign countries	29,477	36,396	38,685
Total	$1,613,243	$1,543,258	$1,526,276
We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. Our largest customer, Dollar General, accounted for 14% and 12% of our total revenues in 2021 and 2020, respectively. Revenues generated by Dollar General are reported in both of our reportable operating segments. No single customer generated more than 9% of our total revenues in 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No disclosure under this item was required within the two most recent fiscal years ended December 31, 2021, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
Opinion on Internal Control Over Financial Reporting
We have audited Werner Enterprises, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and temporary equity - redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II listed in the Index in Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Omaha, Nebraska
February 28, 2022

Changes in Internal Control over Financial Reporting
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During fourth quarter 2021, no information was required to be disclosed in a report on Form 8-K, but not reported.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

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
Code of Corporate Conduct
We adopted our Code of Corporate Conduct, which is our code of ethics, that applies to our principal executive officer, principal financial officer, principal accounting officer and all other officers, employee associates, and directors. The Code of Corporate Conduct is available on our website, www.werner.com in the “Investors” section. We will post on our website any amendment to, or waiver from, any provision of our Code of Corporate Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (if any) within four business days of any such event.

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
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2021, information about compensation plans under which our equity securities are authorized for issuance:

			Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	594,417(1)	$0.00(2)	6,508,744
(1)Includes 594,167 shares to be issued upon vesting of outstanding restricted stock awards.
(2)As of December 31, 2021, we do not have any outstanding stock options.
We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Omaha, NE, Auditor Firm ID:185.
The information required by this Item is incorporated herein by reference to our Proxy Statement.
PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules.
(1)      Financial Statements: See Part II, Item 8 hereof.
(2)      Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

Page
Schedule II—Valuation and Qualifying Accounts	61
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)      Exhibits: The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit Number	Description	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

4.1	Description of Common Stock	Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

10.1	Werner Enterprises, Inc. Amended and Restated Equity Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.2	Non-Employee Director Compensation	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020; Item 8.01 of the Company’s Current Report on Form 8-K dated May 12, 2020

10.3	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., restated	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.4	Named Executive Officer Compensation
Item 5.02 of the Company’s Current Report on Form 8-K dated February 11, 2019; Item 5.02 of the Company’s Current Report on Form 8-K dated February 13, 2020; Item 5.02 of the Company’s Current Report on Form 8-K dated April 15, 2020; Item 5.02 of the Company’s Current Report on Form 8-K dated February 11, 2021; Item 5.02 of the Company’s Current Report on Form 8-K dated February 7, 2022

10.5	Lease Agreement, as amended February 8, 2007, between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.6	License Agreement, dated February 8, 2007 between the Company and Clarence L. Werner, Trustee of the Clarence L. Werner Revocable Trust	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.7	Form of Notice of Grant of Nonqualified Stock Option	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2007

10.8	Form of Restricted Stock Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2009

10.9	Form of Performance-Based Restricted Stock Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2014

10.10	Werner Enterprises, Inc. Change in Control Severance Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.11	Credit Agreement, dated May 14, 2019 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

10.12	Facility Letter Agreement, dated May 14, 2019 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

10.13	First Amendment to Credit Agreement, dated October 20, 2020 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

Exhibit Number	Description	Incorporated by Reference to:
10.14	Facility Letter and Promissory Note Agreement, dated June 30, 2021 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10.15	First Amendment to Facility Letter Agreement, dated June 30, 2021 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10.16	Second Amendment to Credit Agreement, dated June 29, 2021 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following audited financial information from Werner Enterprises’ Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, (iii) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, and (vi) the Notes to Consolidated Financial Statements as of December 31, 2021.
104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2022.

WERNER ENTERPRISES, INC.

By:	/s/ Derek J. Leathers

Derek J. Leathers Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Derek J. Leathers	Chairman, President, Chief Executive Officer and Director	February 28, 2022
Derek J. Leathers	(Principal Executive Officer)

/s/ Scott C. Arves	Director	February 28, 2022
Scott C. Arves

/s/ Kenneth M. Bird, Ed.D.	Director	February 28, 2022
Kenneth M. Bird, Ed.D.

/s/ Diane K. Duren	Director	February 28, 2022
Diane K. Duren

/s/ Jack A. Holmes	Director	February 28, 2022
Jack A. Holmes

/s/ Vikram Mansharamani, Ph.D.	Director	February 28, 2022
Vikram Mansharamani, Ph.D.

/s/ Carmen A. Tapio	Director	February 28, 2022
Carmen A. Tapio

/s/ Alexi A. Wellman	Director	February 28, 2022
Alexi A. Wellman

/s/ John J. Steele	Executive Vice President, Treasurer	February 28, 2022
John J. Steele	and Chief Financial Officer (Principal Financial Officer)

/s/ James L. Johnson	Executive Vice President, Chief Accounting Officer	February 28, 2022
James L. Johnson	and Corporate Secretary (Principal Accounting Officer)

SCHEDULE II
WERNER ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2021:
Allowance for doubtful accounts	$8,686	$845	$362	$9,169
Year ended December 31, 2020:
Allowance for doubtful accounts	$7,921	$2,261	$1,496	$8,686
Year ended December 31, 2019:
Allowance for doubtful accounts	$8,613	$219	$911	$7,921

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2021:
Allowance for doubtful student notes	$19,448	$18,659	$15,196	$22,911
Year ended December 31, 2020:
Allowance for doubtful student notes	$21,317	$16,529	$18,398	$19,448
Year ended December 31, 2019:
Allowance for doubtful student notes	$19,361	$19,834	$17,878	$21,317
See report of independent registered public accounting firm.