Form 10-Q
period 2022-03-31
WERNER ENTERPRISES INC
filed 2022-05-09
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, 65,057,763 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three Months Ended March 31, 2022 and 2021	4
	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2022 and 2021	5
	Consolidated Condensed Balance Sheets as of March 31, 2022 and December 31, 2021	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three Months Ended March 31, 2022 and 2021	8
	Notes to Consolidated Financial Statements (Unaudited) as of March 31, 2022	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6.	Exhibits	28

PART I
FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Item 1. Financial Statements.
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
	(Unaudited)
Operating revenues	$764,605	$616,446
Operating expenses:
Salaries, wages and benefits	241,996	204,853
Fuel	88,421	50,838
Supplies and maintenance	57,025	46,147
Taxes and licenses	23,833	23,233
Insurance and claims	27,492	22,056
Depreciation and amortization	67,229	63,951
Rent and purchased transportation	185,237	146,493
Communications and utilities	3,926	3,022
Other	(14,065)	(6,618)
Total operating expenses	681,094	553,975
Operating income	83,511	62,471
Other expense (income):
Interest expense	1,439	838
Interest income	(275)	(297)
Loss on investments in equity securities	9,806	—
Other	73	42
Total other expense (income)	11,043	583
Income before income taxes	72,468	61,888
Income tax expense	17,433	15,396
Net income	55,035	46,492
Net income attributable to noncontrolling interest	(1,286)	—
Net income attributable to Werner	$53,749	$46,492
Earnings per share:
Basic	$0.82	$0.68
Diluted	$0.82	$0.68
Weighted-average common shares outstanding:
Basic	65,543	67,932
Diluted	65,878	68,223
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2022	2021
	(Unaudited)
Net income	$55,035	$46,492
Other comprehensive income (loss):
Foreign currency translation adjustments	1,153	(1,568)
Change in fair value of interest rate swaps, net of tax	3,631	1,303
Other comprehensive income (loss)	4,784	(265)
Comprehensive income	59,819	46,227
Comprehensive income attributable to noncontrolling interest	(1,286)	—
Comprehensive income attributable to Werner	$58,533	$46,227
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,949	$54,196
Accounts receivable, trade, less allowance of $9,539 and $9,169, respectively	449,602	460,518
Other receivables	25,907	24,449
Inventories and supplies	12,105	11,140
Prepaid taxes, licenses and permits	13,716	17,549
Other current assets	51,075	63,361
Total current assets	678,354	631,213
Property and equipment	2,600,896	2,557,825
Less – accumulated depreciation	991,296	944,582
Property and equipment, net	1,609,600	1,613,243
Goodwill	74,404	74,618
Intangible assets, net	53,956	55,315
Other non-current assets	232,712	229,324
Total assets	$2,649,026	$2,603,713
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,657	$93,987
Current portion of long-term debt	5,000	5,000
Insurance and claims accruals	66,818	72,594
Accrued payroll	50,367	44,333
Accrued expenses	30,061	28,758
Other current liabilities	24,368	24,011
Total current liabilities	290,271	268,683
Long-term debt, net of current portion	421,250	422,500
Other long-term liabilities	47,757	43,314
Insurance and claims accruals, net of current portion	241,690	237,220
Deferred income taxes	269,361	268,499
Total liabilities	1,270,329	1,240,216
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	37,233	35,947
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 65,057,763 and 65,790,112 shares outstanding, respectively	805	805
Paid-in capital	121,157	121,904
Retained earnings	1,713,046	1,667,104
Accumulated other comprehensive loss	(15,820)	(20,604)
Treasury stock, at cost; 15,475,773 and 14,743,424 shares, respectively	(477,724)	(441,659)
Total stockholders’ equity	1,341,464	1,327,550
Total liabilities, temporary equity and stockholders’ equity	$2,649,026	$2,603,713
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$55,035	$46,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,229	63,951
Deferred income taxes	(254)	3,487
Gain on disposal of property and equipment	(20,458)	(10,520)
Non-cash equity compensation	3,026	2,502
Insurance and claims accruals, net of current portion	4,470	4,212
Other	(2,080)	1,285
Loss on investments in equity securities	9,806	—
Changes in certain working capital items:
Accounts receivable, net	11,279	(6,798)
Other current assets	13,152	551
Accounts payable	12,330	18,481
Other current liabilities	1,422	12,224
Net cash provided by operating activities	154,957	135,867
Cash flows from investing activities:
Additions to property and equipment	(73,629)	(82,555)
Proceeds from sales of property and equipment	36,555	44,689
Net cash invested in acquisition	705	—
Investment in equity securities	—	(5,000)
Decrease in notes receivable	1,831	1,575
Net cash used in investing activities	(34,538)	(41,291)
Cash flows from financing activities:
Repayments of short-term debt	(1,250)	(25,000)
Repayments of long-term debt	(100,000)	—
Proceeds from issuance of long-term debt	100,000	—
Dividends on common stock	(7,895)	(6,114)
Repurchases of common stock	(36,180)	(5,507)
Tax withholding related to net share settlements of restricted stock awards	(3,658)	(3,740)
Net cash used in financing activities	(48,983)	(40,361)
Effect of exchange rate fluctuations on cash	317	(419)
Net increase in cash and cash equivalents	71,753	53,796
Cash and cash equivalents, beginning of period	54,196	29,334
Cash and cash equivalents, end of period	$125,949	$83,130
Supplemental disclosures of cash flow information:
Interest paid	$1,536	$878
Income taxes paid	837	536
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$1,613	$988
Change in fair value of interest rate swaps	3,631	1,303
Property and equipment acquired included in accounts payable	13,671	23,570
Property and equipment disposed included in other receivables	154	17
Dividends accrued but not yet paid at end of period	7,807	6,792

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
	(Unaudited)
BALANCE, December 31, 2021	$805	$121,904	$1,667,104	$(20,604)	$(441,659)	$1,327,550	$35,947
Net income attributable to Werner	—	—	53,749	—	—	53,749	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,286
Other comprehensive income	—	—	—	4,784	—	4,784	—
Purchases of 845,100 shares of common stock	—	—	—	—	(36,180)	(36,180)	—
Dividends on common stock ($0.12 per share)	—	—	(7,807)	—	—	(7,807)	—
Equity compensation activity, 112,751 shares	—	(3,773)	—	—	115	(3,658)	—
Non-cash equity compensation expense	—	3,026	—	—	—	3,026	—
BALANCE, March 31, 2022	$805	$121,157	$1,713,046	$(15,820)	$(477,724)	$1,341,464	$37,233

BALANCE, December 31, 2020	$805	$116,039	$1,438,916	$(22,833)	$(337,887)	$1,195,040	$—
Net income attributable to Werner	—	—	46,492	—	—	46,492	—
Other comprehensive loss	—	—	—	(265)	—	(265)	—
Purchases of 130,446 shares of common stock	—	—	—	—	(5,507)	(5,507)	—
Dividends on common stock ($0.10 per share)	—	—	(6,792)	—	—	(6,792)	—
Equity compensation activity, 116,868 shares	—	(3,953)	—	—	213	(3,740)	—
Non-cash equity compensation expense	—	2,502	—	—	—	2,502	—
BALANCE, March 31, 2021	$805	$114,588	$1,478,616	$(23,098)	$(343,181)	$1,227,730	$—
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited interim consolidated financial statements include the accounts of Werner Enterprises, Inc. and its controlled subsidiaries (collectively, the “Company” or “Werner”). Noncontrolling interest on the consolidated condensed balance sheets represents the portion of a consolidated entity in which we do not have a direct equity ownership. In these notes, the terms “we,” “us,” or “our” refer to Werner Enterprises, Inc. and its subsidiaries. All significant intercompany accounts and transactions relating to these entities have been eliminated.
These consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (SEC) instructions to Form 10-Q and, in the opinion of management, reflect all adjustments, which are all of normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements; although in management’s opinion, the disclosures are adequate so that the information presented is not misleading.
Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2021 Form 10-K.
New Accounting Pronouncements Adopted
In the first quarter 2022, we adopted Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The provisions of this update are effective for all entities as of March 12, 2020 through December 31, 2022 and apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The adoption of the new guidance did not have a material impact on our consolidated financial statements.
(2) Business Acquisitions
On July 1, 2021, we acquired an 80% ownership interest in ECM Associated, LLC ("ECM”) for a final purchase price of $141.3 million after net working capital changes and net of cash acquired. ECM, through its ECM Transport, LLC (“ECM Transport”) and Motor Carrier Service, LLC (“MCS”) subsidiaries, provides regional truckload carrier services in the Mid-Atlantic, Ohio, and Northeast regions of the United States. The results of operations for ECM are included in our consolidated financial statements beginning July 1, 2021, and the noncontrolling interest is presented as a separate component of the consolidated financial statements.
On November 22, 2021, we acquired 100% of the equity interests in NEHDS Logistics, LLC (“NEHDS”) for a final purchase price of $62.3 million after including the impacts of contingent consideration and net working capital changes. The purchase price allocation for NEHDS is considered final as of March 31, 2022. NEHDS is a final mile residential delivery provider serving customers primarily in the Northeast and Midwest U.S. markets. NEHDS delivers primarily big and bulky products (primarily furniture and appliances) using 2-person delivery teams performing residential and commercial deliveries. The results of operations for NEHDS are included in our consolidated financial statements beginning November 22, 2021.
Amortization expense on intangible assets was $1.4 million for the three months ended March 31, 2022.

(3) Revenue
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2022	2021
Truckload Transportation Services	$558,417	$462,949
Werner Logistics	189,008	137,853
Inter-segment eliminations	(722)	(134)
Transportation services	746,703	600,668
Other revenues	17,902	15,778
Total revenues	$764,605	$616,446
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

	Three Months Ended March 31,
	2022	2021
United States	$710,904	$555,239
Mexico	43,291	38,756
Other	10,410	22,451
Total revenues	$764,605	$616,446
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At March 31, 2022 and December 31, 2021, the accounts receivable, trade, net, balance was $449.6 million and $460.5 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At March 31, 2022 and December 31, 2021, the balance of contract assets was $10.9 million and $9.0 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. The balance of contract liabilities was $1.2 million at both March 31, 2022 and December 31, 2021. The amount of revenues recognized in the three months ended March 31, 2022 that was included in the December 31, 2021 contract liability balance was $1.2 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the three months ended March 31, 2022 and 2021, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	March 31, 2022	December 31, 2021
Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$36,649	$28,458

Current lease liabilities (recorded in other current liabilities)	$7,231	$6,380
Long-term lease liabilities (recorded in other long-term liabilities)	30,291	22,634
Total operating lease liabilities	$37,522	$29,014

Other Information
Weighted-average remaining lease term for operating leases	7.45 years	7.63 years
Weighted-average discount rate for operating leases	2.6%	2.7%
The following table presents the maturities of operating lease liabilities as of March 31, 2022 (in thousands):

Maturity of Lease Liabilities
2022 (remaining)	$6,074
2023	7,055
2024	6,279
2025	5,578
2026	4,485
Thereafter	11,883
Total undiscounted operating lease payments	$41,354
Less: Imputed interest	(3,832)
Present value of operating lease liabilities	$37,522
Cash Flows
During the three months ended March 31, 2022 and 2021, right-of-use assets of $10.2 million and $0.5 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $1.8 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $5.1 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively. This expense included $2.1 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 1 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $3.2 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively. The following table presents information about the maturities of these operating leases as of March 31, 2022 (in thousands):

2022 (remaining)	$6,124
2023	1,637
2024	—
2025	—
2026	—
Thereafter	—
Total	$7,761
(5) Fair Value
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
The following table presents the Company's fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		March 31, 2022	December 31, 2021
Other non-current assets:
Equity securities (1)	1	$7,360	$17,166

(1) Represents our investments in autonomous technology companies. For additional information regarding the valuation of these equity securities, see Note 6 – Investments.
We have no material liabilities measured at fair value on a recurring basis for the periods presented.
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
(6) Investments
Equity Investments without Readily Determinable Fair Values
In 2020, we entered into a strategic partnership with MLSI, a transportation management systems company. We are collaborating with MLSI to develop a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. This minority equity investment is being accounted for under ASC 321 using the measurement alternative, and is recorded in other noncurrent assets on the consolidated condensed balance sheets. As of March 31, 2022 and December 31, 2021, the value of our investment was $38.2 million. We record changes in the value of this investment, based on events that occur that would indicate the value of our investment in MLSI has changed, in gain or loss on investments in equity securities on the consolidated statements of income. No gains or losses were recorded in the three months ended March 31, 2022 and 2021. At March 31, 2022, cumulative unrealized gains on our investment in MLSI totaled $28.2 million.
Equity Investments with Readily Determinable Fair Values
We own strategic minority equity investments in autonomous technology companies, which are being accounted for under ASC 321 and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the value of these investments, based on the share prices reported by Nasdaq, in gain or loss on investments in equity securities on the consolidated statements of income. In the three months ended March 31, 2022, we recognized a $9.8 million unrealized loss on these investments. No gains or losses were recorded in the three months ended March 31, 2021. For additional information regarding the fair value of these equity investments, see Note 5 – Fair Value.
(7) Debt and Credit Facilities
On March 25, 2022, we entered into a new credit agreement (the “Wells Credit Agreement”) with Wells Fargo Bank, National Association ("Wells Fargo"), replacing our previous credit agreement with Wells Fargo dated May 14, 2019, as amended. The Wells Credit Agreement provides for a $300.0 million unsecured revolving line of credit ("Wells Line of Credit"), with a $75.0 million maximum limit for the aggregate amount of letters of credit issued, and expires on May 14, 2024. The Wells Credit Agreement also provides for an unsecured term loan commitment not to exceed a principal amount of $100.0 million ("Wells Term Loan"), with the outstanding principal balance due and payable in full on May 14, 2024. The proceeds of the Wells Line of Credit and Wells Term Loan may be used for the Company's general corporate purposes.
Amounts drawn under the Wells Line of Credit and the outstanding principal balance of the Wells Term Loan bear interest either, at our option, (i) at a variable rate based on the daily Secured Overnight Financing Rate ("SOFR") plus 0.10% and a margin ranging between 0.675% and 0.925%, or (ii) at a fixed rate based on the Term SOFR in effect on the first day of an applicable interest period designated by us plus 0.10% in the case of one month Term SOFR, 0.15% in the case of three month Term SOFR, 0.25% in the case of six month Term SOFR, and plus, in each case, a margin ranging between 0.675% and 0.925%, payable monthly. The margin rates are based on our ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Wells Credit Agreement also requires us to pay Wells Fargo (i) an annualized letter of credit fee based on the face amount of each letter of credit outstanding at rates ranging between 0.55% and 0.80% per annum and (ii) a nonrefundable commitment fee on the average daily unused amount of the Wells Line of Credit (after deducting undrawn letters of credit) at rates ranging between 0.11% and 0.15% per annum. The rates for the letter of credit and nonrefundable commitment fees are based on our ratio of total funded debt to EBITDA.
On March 25, 2022, we also entered into a second amendment to our existing unsecured revolving line of credit agreement, dated May 14, 2019, with BMO Harris Bank N.A. (“BMO Harris”), expiring May 14, 2024 (“BMO Line of Credit”). The second amendment increased our BMO Line of Credit from $200.0 million to $300.0 million and changed the variable interest rate calculation by replacing the LIBOR with the SOFR. Amounts drawn under the BMO Line of Credit bear interest, for a selected interest period, at a variable rate based on the SOFR plus 0.10% and a margin ranging between 0.70% and 1.50%, based on our ratio of total funded debt to EBITDA, payable at the end of the applicable interest period. No changes were made to the annualized letter of credit fee, nonrefundable commitment fee, and financial covenants as a result of the second amendment. We also have a $100.0 million unsecured fixed-rate term loan commitment with BMO Harris, with quarterly principal payments of $1.25 million, which began on September 30, 2021, and a final payment of principal and interest due and payable on May 14, 2024 ("BMO Term Loan"). The outstanding principal balance of the BMO Term Loan bears interest at a fixed rate of 1.28%, payable quarterly in arrears.
As of March 31, 2022 and December 31, 2021, our outstanding debt totaled $426.3 million and $427.5 million, respectively. As of March 31, 2022, we had a total of $230.0 million outstanding under our revolving lines of credit, including (i) $80.0 million at a weighted average variable interest rate of 1.02%; (ii) $75.0 million at a variable interest rate of 0.99%, which is effectively fixed at 2.32% with an interest rate swap agreement through May 14, 2024; and (iii) $75.0 million at a variable interest rate of 0.93%, which is effectively fixed at 2.36% with an interest rate swap agreement through May 14, 2024. The total borrowing capacity of $600.0 million under our revolving lines of credit at March 31, 2022, is further reduced by $53.9 million in stand-by letters of credit under which we are obligated. In addition, as of March 31, 2022, we had $100.0 million outstanding under the Wells Term Loan at a variable interest rate of 1.05% and $96.3 million outstanding under the BMO Term Loan at a fixed interest rate of 1.28%. Availability of such funds under the debt agreements is conditional upon various customary terms and covenants. Such covenants include, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). As of March 31, 2022 we were in compliance with these covenants.
At March 31, 2022, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2022 (remaining)	$3,750
2023	5,000
2024	417,500
2025	—
2026	—
Total	$426,250
(8) Commitments and Contingencies
We have committed to property and equipment purchases of approximately $182.3 million at March 31, 2022.
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
On May 17, 2018, in Harris County District Court in Houston, Texas, a jury rendered an adverse verdict against the Company in a lawsuit arising from a December 30, 2014 accident between a Werner tractor-trailer and a passenger vehicle. On July 30, 2018, the court entered a final judgment against Werner for $92.0 million, including pre-judgment interest.
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $30.1 million as of March 31, 2022, and $28.8 million as of December 31, 2021. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheets as of March 31, 2022 and December 31, 2021.
The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.
We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal, and that appeal remains pending. As of March 31, 2022, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.
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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2022	2021
Net income attributable to Werner	$53,749	$46,492
Weighted average common shares outstanding	65,543	67,932
Dilutive effect of stock-based awards	335	291
Shares used in computing diluted earnings per share	65,878	68,223
Basic earnings per share	$0.82	$0.68
Diluted earnings per share	$0.82	$0.68
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
The Werner Logistics segment generates the majority of our non-trucking revenues through three operating units that provide non-trucking services to our customers. These three Werner Logistics operating units are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iii) Werner Final Mile (“Final Mile”), including NEHDS, offers residential and commercial deliveries of large or heavy items using third-party agents, independent contractors, and Company employees with two-person delivery teams operating a liftgate straight truck. In first quarter 2021, we completed the sale of the Werner Global Logistics (“WGL”) freight forwarding services for international ocean and air shipments to Scan Global Logistics Group, and we realized a $1.0 million gain when the transaction closed on February 26, 2021. Werner Logistics continues to provide North American truck brokerage, freight management, intermodal and final mile services.
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
The following tables summarize our segment information (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues by Segment
Truckload Transportation Services	$558,417	$462,949
Werner Logistics	189,008	137,853
Other	17,513	15,399
Corporate	389	379
Subtotal	765,327	616,580
Inter-segment eliminations	(722)	(134)
Total	$764,605	$616,446

	Three Months Ended March 31,
	2022	2021
Operating Income (loss) by Segment
Truckload Transportation Services	$76,093	$57,628
Werner Logistics	8,681	4,574
Other	445	866
Corporate	(1,708)	(597)
Total	$83,511	$62,471

	Three Months Ended March 31,
	2022	2021
Depreciation and Amortization by Segment
Truckload Transportation Services	61,837	58,525
Werner Logistics	2,268	2,221
Other	2,681	2,729
Corporate	443	476
Total	$67,229	$63,951

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:
•Overview
•COVID-19
•Results of Operations
•Liquidity and Capital Resources
•Regulations
•Critical Accounting Estimates
The MD&A should be read in conjunction with our 2021 Form 10-K.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2022 to first quarter 2021, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

We provide non-trucking services primarily through the three operating units within our Werner Logistics segment (Truckload Logistics, Intermodal, and Final Mile). In first quarter 2021, we completed the sale of the Werner Global Logistics (“WGL”) freight forwarding services for international ocean and air shipments to Scan Global Logistics Group. WGL had annual revenues of $53 million in 2020, and we realized a $1.0 million gain from the sale in first quarter 2021. At the end of the twelve month period, the full earnout was achieved. Unlike our TTS segment, the Werner Logistics segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the Werner Logistics segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits, as well as depreciation and amortization, supplies and maintenance, and other general expenses. We evaluate the Werner Logistics segment’s financial performance by reviewing operating expenses and operating income expressed as a percentage of revenues. Purchased transportation expenses as a percentage of revenues can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.
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
Over the past several years, we have repositioned Werner to increase our ability to execute through different macroeconomic environments. We believe our freight base, which is heavily weighted toward customers delivering essential products that are continually being restocked in today’s economy, enabled us to more effectively manage through the difficult economic environment created by the pandemic. While there remain significant uncertainties related to COVID-19 and its effect on the economy, we believe that demand for our services will continue to be strong during the remainder of 2022.

Results of Operations:
The following table sets forth the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended (3ME) March 31,				Percentage Change in Dollar Amounts
	2022		2021		3ME
(in thousands)	$	%	$	%	%
Operating revenues	$764,605	100.0	$616,446	100.0	24.0
Operating expenses:
Salaries, wages and benefits	241,996	31.6	204,853	33.2	18.1
Fuel	88,421	11.6	50,838	8.2	73.9
Supplies and maintenance	57,025	7.5	46,147	7.5	23.6
Taxes and licenses	23,833	3.1	23,233	3.8	2.6
Insurance and claims	27,492	3.6	22,056	3.6	24.6
Depreciation and amortization	67,229	8.8	63,951	10.4	5.1
Rent and purchased transportation	185,237	24.2	146,493	23.8	26.4
Communications and utilities	3,926	0.5	3,022	0.5	29.9
Other	(14,065)	(1.8)	(6,618)	(1.1)	112.5
Total operating expenses	681,094	89.1	553,975	89.9	22.9
Operating income	83,511	10.9	62,471	10.1	33.7
Total other expense, net	11,043	1.4	583	0.1	1,794.2
Income before income taxes	72,468	9.5	61,888	10.0	17.1
Income tax expense	17,433	2.3	15,396	2.5	13.2
Net income	55,035	7.2	46,492	7.5	18.4
Net income attributable to noncontrolling interest	(1,286)	(0.2)	—	N/A	N/A
Net income attributable to Werner	$53,749	7.0	$46,492	7.5	15.6

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	Three Months Ended March 31,
	2022		2021
TTS segment (in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$472,361		$410,652
Trucking fuel surcharge revenues	79,815		47,459
Non-trucking and other operating revenues	6,241		4,838
Operating revenues	558,417	100.0	462,949	100.0
Operating expenses	482,324	86.4	405,321	87.6
Operating income	$76,093	13.6	$57,628	12.4

	Three Months Ended March 31,
TTS segment	2022	2021	% Change
Average tractors in service	8,238	7,790	5.8%
Average revenues per tractor per week (1)	$4,411	$4,055	8.8%
Total tractors (at quarter end)
Company	7,960	7,360	8.2%
Independent contractor	265	375	(29.3)%
Total tractors	8,225	7,735	6.3%
Total trailers (at quarter end)	26,185	22,710	15.3%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$186,760	$156,839	19.1%
Average tractors in service	3,064	2,856	7.3%
Total tractors (at quarter end)	3,040	2,815	8.0%
Average percentage of empty miles	11.75%	11.35%	3.5%
Average revenues per tractor per week (1)	$4,690	$4,224	11.0%
Average % change in revenues per total mile (1)	20.8%	9.5%
Average % change in total miles per tractor per week	(8.1)%	(7.7)%
Average completed trip length in miles (loaded)	716	853	(16.1)%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$285,601	$253,813	12.5%
Average tractors in service	5,174	4,934	4.9%
Total tractors (at quarter end)	5,185	4,920	5.4%
Average revenues per tractor per week (1)	$4,247	$3,957	7.3%
(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended March 31,
	2022		2021
Werner Logistics segment (in thousands)	$	%	$	%
Operating revenues	$189,008	100.0	$137,853	100.0
Operating expenses:
Purchased transportation expense	157,521	83.3	120,527	87.4
Other operating expenses	22,806	12.1	12,752	9.3
Total operating expenses	180,327	95.4	133,279	96.7
Operating income	$8,681	4.6	$4,574	3.3

	Three Months Ended March 31,
Werner Logistics segment	2022	2021	% Change
Average tractors in service	53	39	35.9%
Total tractors (at quarter end)	54	39	38.5%
Total trailers (at quarter end)	1,605	1,440	11.5%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating Revenues
Operating revenues increased 24.0% for the three months ended March 31, 2022, compared to the same period of the prior year. When comparing first quarter 2022 to first quarter 2021, TTS segment revenues increased $95.5 million, or 20.6%, and Werner Logistics revenues increased $51.2 million, or 37.1%.
Our results in first quarter 2022 reflect strong freight market conditions in a very challenging driver market. Our One-Way Truckload fleet experienced strong freight demand in January and February, which then moderated in March from strong to very good, relative to March freight demand over the last five years. In our Dedicated fleet, freight demand remained strong in first quarter 2022. Strong consumer demand, combined with several factors that are limiting industry capacity, including a very competitive driver market and ongoing new tractor production delays, resulted in a robust first quarter freight market. During April, Dedicated freight demand remained strong and One-Way Truckload demand remained very good.
Trucking revenues, net of fuel surcharge, increased 15.0% in first quarter 2022 compared to first quarter 2021 due to a 5.8% increase in the average number of tractors in service and an 8.8% increase in average revenues per tractor per week, net of fuel surcharge. The increase in average revenues per tractor was due primarily to improved pricing in both Dedicated and One-Way Truckload, offset by a decline in miles per tractor caused by fleet mix changes, tractors down due to equipment parts shortages, more drivers unavailable to work due to COVID quarantine protocols and other factors. We currently expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet for the second quarter 2022 to increase in a range of 14% to 17% when compared to second quarter 2021, and we currently expect Dedicated average revenues per tractor per week, net of fuel surcharge, to increase in a range of 4% to 6% in 2022 compared to 2021.
The average number of tractors in service in the TTS segment increased 5.8% to 8,238 in first quarter 2022 from 7,790 in first quarter 2021, primarily resulting from the nearly 500 tractors acquired in the ECM Associated, LLC (“ECM”) acquisition. We ended first quarter 2022 with 8,225 tractors in the TTS segment, a year-over-year increase of 490 tractors compared to the end of first quarter 2021, and a sequential decrease of 115 tractors compared to the end of fourth quarter 2021. Within TTS, our Dedicated unit ended first quarter 2022 with 5,185 tractors (or 63% of our total TTS segment tractors) compared to 4,920 tractors (or 64%) a year ago. We expect our tractor count at the end of 2022 to be in a range of 2% to 5% higher when compared to the fleet size at year end 2021. We cannot predict whether future driver shortages, if any, will adversely affect our ability to grow our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues increased 68.2% to $79.8 million in first quarter 2022 from $47.5 million in first quarter 2021 due primarily to higher average diesel fuel prices in first quarter 2022. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise.

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
Werner Logistics revenues are generated by its three operating units, following the sale of its WGL freight forwarding services for international ocean and air shipments in first quarter 2021. Werner Logistics revenues exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $722 thousand in first quarter 2022 and $134 thousand in first quarter 2021 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In first quarter 2022, Werner Logistics revenues increased $51.2 million, or 37.1%. Excluding WGL revenues from first quarter 2021, Logistics revenues in first quarter 2022 increased 55%. Truckload Logistics revenues (67% of total Logistics revenues) increased by 46% in first quarter 2022. Truckload Logistics volume increased 19% in first quarter 2022, and revenues per shipment increased 24%. Intermodal revenues (23% of Logistics revenues) increased 29% in first quarter 2022, due to 37% higher revenues per shipment, partially offset by a decrease in volume of 6% due primarily to a decline in rail velocity, chassis shortages and increased dwell throughout the rail and customer networks. Final Mile revenues (10% of total Logistics revenues) increased $18.1 million in first quarter 2022, primarily due to growth from the November 2021 acquisition of NEHDS Logistics, LLC (“NEHDS”). The Werner Logistics operating margin percentage of 4.6% in first quarter 2022 increased from 3.3%, while operating income increased to $8.7 million. We continue to expect our Werner Logistics segment to achieve inflated growth through this capacity-constrained period.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 89.1% for the three months ended March 31, 2022 and 89.9% for the three months ended March 31, 2021. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 19 through 21 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same quarter of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $37.1 million or 18.1% in first quarter 2022 compared to first quarter 2021 and decreased 1.6% as a percentage of operating revenues to 31.6%. The higher dollar amount of salaries, wages and benefits expense in the first quarter of 2022 was due primarily to increased driver pay, including: (i) driver pay rate increases, (ii) incentive recruiting bonuses, (iii) minimum pay guarantees, and (iv) the impact of 4.0 million more company tractor miles in the first quarter of 2022. In January 2021, we implemented driver pay increases of approximately $10 million annually in our One-Way Truckload fleet, and another pay increase in August 2021 of approximately $11 million annually. We continue to implement driver pay increases as needed. The increase in salaries, wages and benefits was also due to an increase in the number of non-driver employees and higher benefits. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 47.3% as a result of increased employees to support the 37% growth of Logistics revenues and higher pay rates per employee.
We renewed our workers’ compensation insurance coverage on April 1, 2022. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2022 are $0.4 million higher than the premiums for the previous policy year.
Strong consumer demand combined with a severely constrained driver market is presenting labor challenges for customers and carriers alike and remained challenging in first quarter 2022, as the strong freight market caused increased competition for the finite number of experienced drivers that meet our hiring standards. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention as we strive to be the truckload employer of choice, including raising driver pay, providing a modern tractor and trailer fleet with the latest safety equipment and technology, investing and expanding our driver training school network and offering a wide variety of driving positions including daily and weekly home time opportunities. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel increased $37.6 million or 73.9% in first quarter 2022 compared to first quarter 2021 and increased 3.4% as a percentage of operating revenues to 11.6% due to higher average diesel fuel prices and 4.0 million more company tractor miles in first quarter 2022. Average diesel fuel prices were $1.27 per gallon higher in first quarter 2022 than in first quarter 2021 and were 64 cents per gallon higher than in fourth quarter 2021.
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
For April 2022, the average diesel fuel price per gallon was approximately $1.98 higher than the average diesel fuel price per gallon in April 2021 and approximately $1.85 higher than in second quarter 2021.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $10.9 million or 23.6% in first quarter 2022 compared to first quarter 2021 and remained flat as a percentage of operating revenues. Supplies and maintenance expense increased due to increases in tractor and trailer parts and labor, tires, tolls, driving school costs, travel, and driver advertising.
Insurance and claims increased $5.4 million or 24.6% in first quarter 2022 compared to first quarter 2021 and remained flat as a percentage of operating revenues due primarily to a higher amount of unfavorable reserve development on small dollar claims, higher liability insurance premiums of $1.9 million, and increased claims. We also incurred insurance and claims expense of $1.3 million in both first quarter 2022 and first quarter 2021 for accrued interest related to a previously-disclosed adverse jury verdict rendered May 17, 2018, which we are appealing (see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report). Interest is accrued at $0.4 million per month, until such time as the outcome of our appeal is finalized. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
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
Depreciation and amortization expense increased $3.3 million or 5.1% in first quarter 2022 compared to first quarter 2021 and decreased 1.6% as a percentage of operating revenues due primarily to depreciation and amortization on tangible and intangible assets recorded in the ECM and NEHDS acquisitions, partially offset by the impact of a change in accounting estimate effective January 1, 2022, which decreased depreciation expense by $3.1 million in first quarter 2022. During the first quarter of 2022, we increased the estimated salvage value of our trailers by $5,000 per trailer due to the ongoing stronger used trailer market and the increasing cost of new trailers.
The average age of our tractor fleet was 2.3 years as of March 31, 2022, and the average age of our trailers was 4.6 years. We are continuing to invest in new tractors and trailers and our terminals in 2022 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2022, we expect the average age of our tractor and trailer fleet to remain at or near current levels, subject to potential delays in receiving new equipment.
Rent and purchased transportation expense increased $38.7 million or 26.4% in first quarter 2022 compared to first quarter 2021 and increased 0.4% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics rent and purchased transportation expense increased $37.0 million, and as a percentage of Werner Logistics revenues decreased to 83.3% in first quarter 2022 from 87.4% in first quarter 2021.
Rent and purchased transportation expense for the TTS segment increased $1.5 million in first quarter 2022 compared to first quarter 2021 due primarily to an increase in the per-mile settlement rate for certain independent contractors due to higher average diesel fuel prices. The higher expense was mostly offset by fewer independent contractor miles in first quarter 2022. Independent contractor miles decreased approximately 4.1 million miles in first quarter 2022 and as a percentage of total miles were 4.5% in first quarter 2022 compared to 6.7% in first quarter 2021. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.
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
Other operating expenses decreased $7.4 million in first quarter 2022 compared to first quarter 2021 and decreased 0.7% as a percentage of operating revenues. Gains on sales of assets (primarily used tractors and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $20.5 million in first quarter 2022, compared to $10.5 million in first quarter 2021. We realized substantially higher average gains per tractor and trailer due to significantly improved pricing in the market for our used equipment, which we believe is a temporary result of increased demand for previously used equipment because of production delays limiting availability of new equipment in the industry. We sold fewer tractors and trailers in first quarter 2022 than in first quarter 2021.
Other Expense (Income)
Other net expenses increased $10.5 million in first quarter 2022 compared to first quarter 2021 due primarily to a $9.8 million unrealized loss recognized on our investments in equity securities (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report) and a $0.6 million increase in interest expense. Interest expense increased due to higher average debt outstanding, partially offset by a decrease in the average effective interest rate incurred on our debt.
Income Tax Expense
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.1% in first quarter 2022 compared to 24.9% in first quarter 2021. The lower income tax rate in first quarter 2022 was attributed primarily to a higher amount of favorable discrete income tax items in the first quarter 2022 and the income tax effect of the noncontrolling interest.
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
Management believes our financial position at March 31, 2022 is strong. As of March 31, 2022, we had $125.9 million of cash and cash equivalents and over $1.3 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. In addition, we have two $300.0 million revolving credit facilities, for which our total available borrowing capacity was $316.1 million as of March 31, 2022 (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit agreements). We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facilities will provide sufficient funds to meet our cash requirements and our planned shareholder returns for the foreseeable future.

Item 7 of Part II of our 2021 Form 10-K includes our disclosure of material cash requirements as of December 31, 2021. On March 25, 2022, we entered into a new credit agreement, replacing a previous credit agreement, and we amended an existing credit agreement. These changes increased our borrowing capacity by $200.0 million. See Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further details regarding our debt and the timing of expected future principal payments. Except for the changes related to our credit agreements, there were no other material changes in the nature of these items during the three months ended March 31, 2022.
Cash Flows
During the three months ended March 31, 2022, we generated cash flow from operations of $155.0 million, a 14.1% or $19.1 million increase in cash flows compared to the same three-month period a year ago. The increase in net cash provided by operating activities was due primarily to increased cash flows from working capital and higher net income. We were able to make net capital expenditures, repay debt, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities was $34.5 million for the three-month period ended March 31, 2022 compared to $41.3 million during the same period in 2021. Net property additions (primarily revenue equipment) were $37.1 million for the three-month period ended March 31, 2022, compared to $37.9 million during the same period of 2021. We currently estimate net capital expenditures (primarily revenue equipment) in 2022 to be in the range of $250 million to $300 million, compared to net capital expenditures in 2021 of $193.0 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary. As of March 31, 2022, we were committed to property and equipment purchases of approximately $182.3 million.
Net financing activities used $49.0 million during the three months ended March 31, 2022, compared to $40.4 million during the same period in 2021. We had net repayments on our debt of $1.3 million during the three months ended March 31, 2022, reducing our outstanding debt at March 31, 2022 to $426.3 million, and repaid $25.0 million of debt during the same period in 2021. We paid dividends of $7.9 million in the three-month period ended March 31, 2022 and $6.1 million during the same period in 2021. We currently plan to continue paying our quarterly dividend, which we have paid quarterly since 1987.
Financing activities for the three months ended March 31, 2022, also included common stock repurchases of 845,100 shares at a cost of $36.2 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. As of March 31, 2022, the Company had purchased 1,822,986 shares pursuant to our current Board of Directors repurchase authorization and had 4,177,014 shares remaining available for repurchase.
Regulations:
Item 1 of Part I of our 2021 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. There have been no material changes in the status of the proposed regulations previously disclosed in the 2021 Form 10-K.
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
Information regarding our Critical Accounting Estimates can be found in our 2021 Form 10-K. Estimates of accrued liabilities for insurance and claims for bodily injury, property damage and workers’ compensation is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements.
There have been no material changes to this critical accounting estimate from that discussed in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of March 31, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $1.2 million for first quarter 2022 and foreign currency translation losses were $1.6 million for first quarter 2021. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $150 million of variable interest rate debt outstanding at March 31, 2022, for which the interest rate is effectively fixed at 2.34% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $180 million of variable interest rate debt outstanding at March 31, 2022. Interest rates on the variable rate debt and our unused credit facilities are based on the Secured Overnight Financing Rate (“SOFR”). See Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR interest rate would increase our annual interest expense by approximately $1.8 million.
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
During the first quarter 2022, we migrated our core finance general ledger function to a new system. As a result of this implementation, there were certain changes to processes and procedures, which resulted in material changes to our internal control over financial reporting since management's last assessment of the our internal control over financial reporting, which was completed as of December 31, 2021.
Management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no other changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding legal proceedings, see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A (Risk Factors) in our 2021 Form 10-K, which could materially affect our business, financial condition, and future results of operations. The risks described in our 2021 Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.
There have been no material changes from the risk factors disclosed in our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On November 9, 2021, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. As of March 31, 2022, the Company had purchased 1,822,986 shares pursuant to this authorization and had 4,177,014 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
The following table summarizes our stock repurchases during first quarter 2022 made pursuant to this authorization. The Company did not purchase any shares during first quarter 2022 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	—	$—	—	5,022,114
February 1-28, 2022	414,522	$43.27	414,522	4,607,592
March 1-31, 2022	430,578	$42.37	430,578	4,177,014
Total	845,100	$42.81	845,100

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

10.1	Form of Performance-Based Restricted Stock Award Agreement, effective February 7, 2022	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2022

10.2	Named Executive Officer Compensation	Item 5.02 of the Company’s Current Report on Form 8-K dated February 7, 2022

10.3	Non-Employee Director Compensation	Filed herewith

10.4	Credit Agreement, dated March 25, 2022 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Filed herewith

10.5	Revolving Line of Credit Note, dated March 25, 2022 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Filed herewith

10.6	Term Note, dated March 25, 2022 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Filed herewith

10.7	Second Amendment to Facility Letter Agreement, dated March 25, 2022 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

Exhibit No.	Exhibit	Incorporated by Reference to:
101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) Consolidated Condensed Balance Sheets as of March 31, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three months ended March 31, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of March 31, 2022.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 9, 2022	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 9, 2022	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary