Form 10-Q
period 2022-06-30
WERNER ENTERPRISES INC
filed 2022-08-08
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2022, 63,418,047 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2022 and 2021	4
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021	5
	Consolidated Condensed Balance Sheets as of June 30, 2022 and December 31, 2021	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three and Six Months Ended June 30, 2022 and June 30, 2021	8
	Notes to Consolidated Financial Statements (Unaudited) as of June 30, 2022	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6.	Exhibits	32

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

Item 1. Financial Statements.
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Operating revenues	$836,276	$649,814	$1,600,881	$1,266,260
Operating expenses:
Salaries, wages and benefits	253,639	210,095	495,635	414,948
Fuel	125,446	58,503	213,867	109,341
Supplies and maintenance	62,656	49,414	119,681	95,561
Taxes and licenses	23,791	23,744	47,624	46,977
Insurance and claims	41,071	20,739	68,563	42,795
Depreciation and amortization	68,471	63,865	135,700	127,816
Rent and purchased transportation	197,116	150,920	382,353	297,413
Communications and utilities	3,781	3,333	7,707	6,355
Other	(14,618)	(7,662)	(28,683)	(14,280)
Total operating expenses	761,353	572,951	1,442,447	1,126,926
Operating income	74,923	76,863	158,434	139,334
Other expense (income):
Interest expense	1,787	701	3,226	1,539
Interest income	(313)	(334)	(588)	(631)
Gain on investments in equity securities, net	(24,095)	(20,191)	(14,289)	(20,191)
Other	126	54	199	96
Total other expense (income)	(22,495)	(19,770)	(11,452)	(19,187)
Income before income taxes	97,418	96,633	169,886	158,521
Income tax expense	23,809	24,601	41,242	39,997
Net income	73,609	72,032	128,644	118,524
Net income attributable to noncontrolling interest	(1,319)	—	(2,605)	—
Net income attributable to Werner	$72,290	$72,032	$126,039	$118,524
Earnings per share:
Basic	$1.12	$1.06	$1.94	$1.74
Diluted	$1.12	$1.06	$1.93	$1.74
Weighted-average common shares outstanding:
Basic	64,394	67,926	64,965	67,929
Diluted	64,726	68,216	65,327	68,237
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$73,609	$72,032	$128,644	$118,524
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	1,865	1,106	297
Change in fair value of interest rate swaps, net of tax	1,283	360	4,914	1,663
Other comprehensive income	1,236	2,225	6,020	1,960
Comprehensive income	74,845	74,257	134,664	120,484
Comprehensive income attributable to noncontrolling interest	(1,319)	—	(2,605)	—
Comprehensive income attributable to Werner	$73,526	$74,257	$132,059	$120,484
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,424	$54,196
Accounts receivable, trade, less allowance of $9,976 and $9,169, respectively	482,006	460,518
Other receivables	165,205	24,449
Inventories and supplies	12,568	11,140
Prepaid taxes, licenses and permits	8,803	17,549
Other current assets	49,399	63,361
Total current assets	772,405	631,213
Property and equipment	2,703,628	2,557,825
Less – accumulated depreciation	1,032,948	944,582
Property and equipment, net	1,670,680	1,613,243
Goodwill	74,404	74,618
Intangible assets, net	52,597	55,315
Other non-current assets	278,501	229,324
Total assets	$2,848,587	$2,603,713
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$6,032	$—
Accounts payable	126,178	93,987
Current portion of long-term debt	5,000	5,000
Insurance and claims accruals	221,219	72,594
Accrued payroll	57,624	44,333
Accrued expenses	30,274	28,758
Other current liabilities	24,653	24,011
Total current liabilities	470,980	268,683
Long-term debt, net of current portion	440,000	422,500
Other long-term liabilities	43,782	43,314
Insurance and claims accruals, net of current portion	242,094	237,220
Deferred income taxes	269,307	268,499
Total liabilities	1,466,163	1,240,216
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	38,552	35,947
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 63,415,565 and 65,790,112 shares outstanding, respectively	805	805
Paid-in capital	124,065	121,904
Retained earnings	1,777,092	1,667,104
Accumulated other comprehensive loss	(14,584)	(20,604)
Treasury stock, at cost; 17,117,971 and 14,743,424 shares, respectively	(543,506)	(441,659)
Total stockholders’ equity	1,343,872	1,327,550
Total liabilities, temporary equity and stockholders’ equity	$2,848,587	$2,603,713
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$128,644	$118,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,700	127,816
Deferred income taxes	(630)	15,036
Gain on disposal of property and equipment	(41,138)	(24,008)
Non-cash equity compensation	6,085	5,249
Insurance and claims accruals, net of current portion	4,874	4,632
Other	(4,142)	842
Gain on investments in equity securities, net	(14,289)	(20,191)
Changes in certain working capital items:
Accounts receivable, net	(21,125)	(49,978)
Other current assets	20,728	3,144
Accounts payable	30,091	16,639
Other current liabilities	22,729	(8,241)
Net cash provided by operating activities	267,527	189,464
Cash flows from investing activities:
Additions to property and equipment	(227,334)	(192,983)
Proceeds from sales of property and equipment	73,911	90,036
Net cash invested in acquisition	705	—
Investment in equity securities	(20,250)	(5,000)
Decrease in notes receivable	3,288	3,342
Net cash used in investing activities	(169,680)	(104,605)
Cash flows from financing activities:
Repayments of short-term debt	(2,500)	(25,000)
Proceeds from issuance of short-term debt	—	5,000
Repayments of long-term debt	(100,000)	—
Proceeds from issuance of long-term debt	120,000	120,000
Change in checks issued in excess of cash balances	6,032	—
Dividends on common stock	(15,702)	(12,906)
Repurchases of common stock	(102,113)	(5,507)
Tax withholding related to net share settlements of restricted stock awards	(3,658)	(3,740)
Net cash provided by (used in) financing activities	(97,941)	77,847
Effect of exchange rate fluctuations on cash	322	88
Net increase in cash and cash equivalents	228	162,794
Cash and cash equivalents, beginning of period	54,196	29,334
Cash and cash equivalents, end of period	$54,424	$192,128
Supplemental disclosures of cash flow information:
Interest paid	$3,236	$1,583
Income taxes paid	31,096	40,047
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$2,350	$2,646
Change in fair value of interest rate swaps	4,914	1,663
Property and equipment acquired included in accounts payable	8,431	6,715
Property and equipment disposed included in other receivables	1,205	32
Dividends accrued but not yet paid at end of period	8,244	8,151

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended June 30, 2022
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, March 31, 2022	$805	$121,157	$1,713,046	$(15,820)	$(477,724)	$1,341,464	$37,233
Net income attributable to Werner	—	—	72,290	—	—	72,290	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,319
Other comprehensive income	—	—	—	1,236	—	1,236	—
Purchases of 1,650,000 shares of common stock	—	—	—	—	(65,933)	(65,933)	—
Dividends on common stock ($0.13 per share)	—	—	(8,244)	—	—	(8,244)	—
Equity compensation activity, 7,802 shares	—	(151)	—	—	151	—	—
Non-cash equity compensation expense	—	3,059	—	—	—	3,059	—
BALANCE, June 30, 2022	$805	$124,065	$1,777,092	$(14,584)	$(543,506)	$1,343,872	$38,552

	Three Months Ended June 30, 2021
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, March 31, 2021	$805	$114,588	$1,478,616	$(23,098)	$(343,181)	$1,227,730	$—
Net income attributable to Werner	—	—	72,032	—	—	72,032	—
Other comprehensive income	—	—	—	2,225	—	2,225	—
Dividends on common stock ($0.12 per share)	—	—	(8,151)	—	—	(8,151)	—
Equity compensation activity, 13,725 shares	—	(266)	—	—	266	—	—
Non-cash equity compensation expense	—	2,747	—	—	—	2,747	—
BALANCE, June 30, 2021	$805	$117,069	$1,542,497	$(20,873)	$(342,915)	$1,296,583	$—
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST (CONTINUED)
(Unaudited)

	Six Months Ended June 30, 2022
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2021	$805	$121,904	$1,667,104	$(20,604)	$(441,659)	$1,327,550	$35,947
Net income attributable to Werner	—	—	126,039	—	—	126,039	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	2,605
Other comprehensive income	—	—	—	6,020	—	6,020	—
Purchases of 2,495,100 shares of common stock	—	—	—	—	(102,113)	(102,113)	—
Dividends on common stock ($0.25 per share)	—	—	(16,051)	—	—	(16,051)	—
Equity compensation activity, 120,553 shares	—	(3,924)	—	—	266	(3,658)	—
Non-cash equity compensation expense	—	6,085	—	—	—	6,085	—
BALANCE, June 30, 2022	$805	$124,065	$1,777,092	$(14,584)	$(543,506)	$1,343,872	$38,552

	Six Months Ended June 30, 2021
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2020	$805	$116,039	$1,438,916	$(22,833)	$(337,887)	$1,195,040	$—
Net income attributable to Werner	—	—	118,524	—	—	118,524	—
Other comprehensive income	—	—	—	1,960	—	1,960	—
Purchases of 130,446 shares of common stock	—	—	—	—	(5,507)	(5,507)	—
Dividends on common stock ($0.22 per share)	—	—	(14,943)	—	—	(14,943)	—
Equity compensation activity, 130,593 shares	—	(4,219)	—	—	479	(3,740)	—
Non-cash equity compensation expense	—	5,249	—	—	—	5,249	—
BALANCE, June 30, 2021	$805	$117,069	$1,542,497	$(20,873)	$(342,915)	$1,296,583	$—
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
Operating results for the three-month and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
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
Amortization expense on intangible assets was $1.4 million and $2.7 million for the three and six months ended June 30, 2022.

(3) Revenue
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Truckload Transportation Services	$613,616	$491,200	$1,172,033	$954,149
Werner Logistics	203,861	141,673	392,869	279,526
Inter-segment eliminations	(625)	(193)	(1,347)	(327)
Transportation services	816,852	632,680	1,563,555	1,233,348
Other revenues	19,424	17,134	37,326	32,912
Total revenues	$836,276	$649,814	$1,600,881	$1,266,260
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$770,849	$602,146	$1,481,753	$1,157,385
Mexico	51,461	39,325	94,752	78,081
Other	13,966	8,343	24,376	30,794
Total revenues	$836,276	$649,814	$1,600,881	$1,266,260
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At June 30, 2022 and December 31, 2021, the accounts receivable, trade, net, balance was $482.0 million and $460.5 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At June 30, 2022 and December 31, 2021, the balance of contract assets was $10.2 million and $9.0 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. The balance of contract liabilities was $1.5 million and $1.2 million at June 30, 2022 and December 31, 2021, respectively. The amount of revenues recognized in the six months ended June 30, 2022 that was included in the December 31, 2021 contract liability balance was $1.2 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the six months ended June 30, 2022 and 2021, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	June 30, 2022	December 31, 2021
Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$34,143	$28,458

Current lease liabilities (recorded in other current liabilities)	$7,191	$6,380
Long-term lease liabilities (recorded in other long-term liabilities)	28,042	22,634
Total operating lease liabilities	$35,233	$29,014

Other Information
Weighted-average remaining lease term for operating leases	7.40 years	7.63 years
Weighted-average discount rate for operating leases	2.6%	2.7%
The following table presents the maturities of operating lease liabilities as of June 30, 2022 (in thousands):

Maturity of Lease Liabilities
2022 (remaining)	$4,145
2023	7,102
2024	6,146
2025	5,238
2026	4,230
Thereafter	11,883
Total undiscounted operating lease payments	$38,744
Less: Imputed interest	(3,511)
Present value of operating lease liabilities	$35,233
Cash Flows
During the six months ended June 30, 2022 and 2021, right-of-use assets of $11.2 million and $2.1 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $3.8 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $5.3 million and $10.4 million for the three and six months ended June 30, 2022, respectively, and $3.5 million and $7.1 million for the three and six months ended June 30, 2021, respectively. This expense included $2.3 million and $4.4 million for the three and six months ended June 30, 2022, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2021, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.

Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 1 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $3.1 million and $6.3 million for the three and six months ended June 30, 2022, respectively, and $3.0 million and $6.1 million for the three and six months ended June 30, 2021, respectively. The following table presents information about the maturities of these operating leases as of June 30, 2022 (in thousands):

2022 (remaining)	$4,267
2023	2,986
2024	—
2025	—
2026	—
Thereafter	—
Total	$7,253
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
The following table presents the Company's fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		June 30, 2022	December 31, 2021
Other non-current assets:
Equity securities (1)	1	$2,818	$17,166

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
Fair Value of Financial Instruments Not Recorded at Fair Value
Cash and cash equivalents, accounts receivable trade, and accounts payable are short-term in nature and accordingly are carried at amounts that approximate fair value. These financial instruments are recorded at or near their respective transaction prices and historically have been settled or converted to cash at approximately that value (categorized as Level 2 of the fair value hierarchy).
The carrying amounts of our long-term debt approximate fair value due to the duration of our credit arrangements and the variable interest rates (categorized as Level 2 of the fair value hierarchy).
(6) Investments
Equity Investments without Readily Determinable Fair Values
In 2020, we entered into a strategic partnership with MLSI, a transportation management systems company. We are collaborating with MLSI to develop a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. In June 2022, we paid MLSI $20.0 million for additional shares of its preferred stock. This minority equity investment is being accounted for under ASC 321 using the measurement alternative, and is recorded in other noncurrent assets on the consolidated condensed balance sheets. As of June 30, 2022 and December 31, 2021, the value of our investment was $86.8 million and $38.2 million, respectively. We record changes in the value of this investment, based on events that occur that would indicate the value of our investment in MLSI has changed, in gain or loss on investments in equity securities on the consolidated statements of income. During second quarter 2022, investments by third-parties resulted in the remeasurement of our investment in MLSI, and in the three and six months ended June 30, 2022, we recognized an unrealized gain of $28.6 million. No gains or losses were recorded in the three and six months ended June 30, 2021. At June 30, 2022, cumulative unrealized gains on our investment in MLSI totaled $56.8 million.
Equity Investments with Readily Determinable Fair Values
We own strategic minority equity investments in autonomous technology companies, which are being accounted for under ASC 321 and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the value of these investments, based on the share prices reported by Nasdaq, in gain or loss on investments in equity securities on the consolidated statements of income. We recognized an unrealized loss of $4.5 million and $14.3 million on these investments for the three and six months ended June 30, 2022, respectively, and an unrealized gain of $20.2 million for the three and six months ended June 30, 2021. For additional information regarding the fair value of these equity investments, see Note 5 – Fair Value.
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
As of June 30, 2022 and December 31, 2021, our outstanding debt totaled $445.0 million and $427.5 million, respectively. As of June 30, 2022, we had a total of $250.0 million outstanding under our revolving lines of credit, including (i) $100.0 million at a weighted average variable interest rate of 2.10%; (ii) $75.0 million at a variable interest rate of 1.93%, which is effectively fixed at 2.29% with an interest rate swap agreement through May 14, 2024; and (iii) $75.0 million at a variable interest rate of 1.96%, which is effectively fixed at 2.34% with an interest rate swap agreement through May 14, 2024. The total borrowing capacity of $600.0 million under our revolving lines of credit at June 30, 2022, is further reduced by $58.4 million in stand-by letters of credit under which we are obligated. In addition, as of June 30, 2022, we had $100.0 million outstanding under the Wells Term Loan at a variable interest rate of 2.23% and $95.0 million outstanding under the BMO Term Loan at a fixed interest rate of 1.28%. Availability of such funds under the debt agreements is conditional upon various customary terms and covenants. Such covenants include, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). As of June 30, 2022 we were in compliance with these covenants.
At June 30, 2022, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2022 (remaining)	$2,500
2023	5,000
2024	437,500
2025	—
2026	—
Total	$445,000
(8) Commitments and Contingencies
We have committed to property and equipment purchases of approximately $182.4 million at June 30, 2022.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $31.4 million as of June 30, 2022, and $28.8 million as of December 31, 2021. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheets as of June 30, 2022 and December 31, 2021.
The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.

In July 2022, the Hopkins County District Court in Sulphur Springs, Texas approved a $150.0 million settlement, voluntarily agreed to by the Company and its insurers, of a motor vehicle accident lawsuit in Texas arising from a May 24, 2020 accident between a Werner tractor-trailer and a passenger vehicle. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million with premium-based coverage for the remainder of the settlement amount. As a result of this settlement, the Company recognized $9.5 million of insurance and claims expense for the three and six months ended June 30, 2022, and had recorded a liability of $10.0 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the settlement, and as such, the Company has also recorded a $140.0 million receivable from its third-party insurance providers in other current assets and a corresponding liability of the same amount in the current portion of insurance and claims accruals in the consolidated condensed balance sheets as of June 30, 2022.
We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal, and that appeal remains pending. As of June 30, 2022, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.
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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Werner	$72,290	$72,032	$126,039	$118,524
Weighted average common shares outstanding	64,394	67,926	64,965	67,929
Dilutive effect of stock-based awards	332	290	362	308
Shares used in computing diluted earnings per share	64,726	68,216	65,327	68,237
Basic earnings per share	$1.12	$1.06	$1.94	$1.74
Diluted earnings per share	$1.12	$1.06	$1.93	$1.74
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
The following tables summarize our segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues by Segment
Truckload Transportation Services	$613,616	$491,200	$1,172,033	$954,149
Werner Logistics	203,861	141,673	392,869	279,526
Other	18,946	16,725	36,459	32,124
Corporate	478	409	867	788
Subtotal	836,901	650,007	1,602,228	1,266,587
Inter-segment eliminations	(625)	(193)	(1,347)	(327)
Total	$836,276	$649,814	$1,600,881	$1,266,260

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Income (Loss) by Segment
Truckload Transportation Services	$64,004	$73,108	$140,097	$130,736
Werner Logistics	12,490	3,927	21,171	8,501
Other	461	1,663	906	2,529
Corporate	(2,032)	(1,835)	(3,740)	(2,432)
Total	$74,923	$76,863	$158,434	$139,334

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation and Amortization by Segment
Truckload Transportation Services	$62,867	$58,533	$124,704	$117,058
Werner Logistics	2,351	2,085	4,619	4,306
Other	2,791	2,761	5,472	5,490
Corporate	462	486	905	962
Total	$68,471	$63,865	$135,700	$127,816

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for second quarter 2022 to second quarter 2021, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

We provide non-trucking services primarily through the three operating units within our Werner Logistics segment (Truckload Logistics, Intermodal, and Final Mile). In first quarter 2021, we completed the sale of the Werner Global Logistics (“WGL”) freight forwarding services for international ocean and air shipments to Scan Global Logistics Group. WGL had annual revenues of $53 million in 2020, and we realized a $1.0 million gain from the sale in first quarter 2021, which assumed achievement of the full earnout. At the end of the twelve month period following the completed sale of WGL, the full earnout was achieved. Unlike our TTS segment, the Werner Logistics segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the Werner Logistics segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits, as well as depreciation and amortization, supplies and maintenance, and other general expenses. We evaluate the Werner Logistics segment’s financial performance by reviewing operating expenses and operating income expressed as a percentage of revenues. Purchased transportation expenses as a percentage of revenues can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.
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
Over the past several years, we have repositioned Werner to increase our ability to execute through different macroeconomic environments. We believe our freight base, which is heavily weighted toward customers delivering essential products that are continually being restocked in today’s economy, enabled us to more effectively manage through the difficult economic environment created by the pandemic. While there remain significant uncertainties related to COVID-19 and its effect on the economy, we believe that demand for our services will continue to moderate during the remainder of 2022.

Results of Operations:
The following table sets forth the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	Three Months Ended (3ME) June 30,				Six Months Ended (6ME) June 30,				Percentage Change in Dollar Amounts
	2022		2021		2022		2021		3ME	6ME
(in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$836,276	100.0	$649,814	100.0	$1,600,881	100.0	$1,266,260	100.0	28.7	26.4
Operating expenses:
Salaries, wages and benefits	253,639	30.3	210,095	32.4	495,635	31.0	414,948	32.8	20.7	19.4
Fuel	125,446	15.0	58,503	9.0	213,867	13.3	109,341	8.6	114.4	95.6
Supplies and maintenance	62,656	7.5	49,414	7.6	119,681	7.4	95,561	7.5	26.8	25.2
Taxes and licenses	23,791	2.8	23,744	3.7	47,624	3.0	46,977	3.7	0.2	1.4
Insurance and claims	41,071	4.9	20,739	3.2	68,563	4.3	42,795	3.4	98.0	60.2
Depreciation and amortization	68,471	8.2	63,865	9.8	135,700	8.5	127,816	10.1	7.2	6.2
Rent and purchased transportation	197,116	23.6	150,920	23.2	382,353	23.9	297,413	23.5	30.6	28.6
Communications and utilities	3,781	0.4	3,333	0.5	7,707	0.5	6,355	0.5	13.4	21.3
Other	(14,618)	(1.7)	(7,662)	(1.2)	(28,683)	(1.8)	(14,280)	(1.1)	90.8	100.9
Total operating expenses	761,353	91.0	572,951	88.2	1,442,447	90.1	1,126,926	89.0	32.9	28.0
Operating income	74,923	9.0	76,863	11.8	158,434	9.9	139,334	11.0	(2.5)	13.7
Total other expense (income), net	(22,495)	(2.6)	(19,770)	(3.1)	(11,452)	(0.7)	(19,187)	(1.5)	13.8	(40.3)
Income before income taxes	97,418	11.6	96,633	14.9	169,886	10.6	158,521	12.5	0.8	7.2
Income tax expense	23,809	2.8	24,601	3.8	41,242	2.6	39,997	3.1	(3.2)	3.1
Net income	73,609	8.8	72,032	11.1	128,644	8.0	118,524	9.4	2.2	8.5
Net income attributable to noncontrolling interest	(1,319)	(0.2)	—	—	(2,605)	(0.1)	—	—	N/A	N/A
Net income attributable to Werner	$72,290	8.6	$72,032	11.1	$126,039	7.9	$118,524	9.4	0.4	6.3

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
TTS segment (in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$488,208		$428,523		$960,569		$839,175
Trucking fuel surcharge revenues	118,641		57,439		198,456		104,898
Non-trucking and other operating revenues	6,767		5,238		13,008		10,076
Operating revenues	613,616	100.0	491,200	100.0	1,172,033	100.0	954,149	100.0
Operating expenses	549,612	89.6	418,092	85.1	1,031,936	88.0	823,413	86.3
Operating income	$64,004	10.4	$73,108	14.9	$140,097	12.0	$130,736	13.7

	Three Months Ended June 30,			Six Months Ended June 30,
TTS segment	2022	2021	% Change	2022	2021	% Change
Average tractors in service	8,286	7,664	8.1%	8,262	7,727	6.9%
Average revenues per tractor per week (1)	$4,532	$4,301	5.4%	$4,472	$4,177	7.1%
Total tractors (at quarter end)
Company	8,145	7,305	11.5%	8,145	7,305	11.5%
Independent contractor	255	340	(25.0)%	255	340	(25.0)%
Total tractors	8,400	7,645	9.9%	8,400	7,645	9.9%
Total trailers (at quarter end)	25,905	23,090	12.2%	25,905	23,090	12.2%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$188,173	$166,171	13.2%	$374,933	$323,010	16.1%
Average tractors in service	3,102	2,715	14.3%	3,083	2,785	10.7%
Total tractors (at quarter end)	3,080	2,605	18.2%	3,080	2,605	18.2%
Average percentage of empty miles	12.39%	10.72%	15.6%	12.07%	11.04%	9.3%
Average revenues per tractor per week (1)	$4,665	$4,709	(0.9)%	$4,677	$4,461	4.8%
Average % change in revenues per total mile (1)	13.7%	16.7%		17.1%	13.1%
Average % change in total miles per tractor per week	(12.9)%	(1.7)%		(10.5)%	(4.8)%
Average completed trip length in miles (loaded)	692	877	(21.1)%	704	865	(18.6)%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$300,035	$262,352	14.4%	$585,636	$516,165	13.5%
Average tractors in service	5,184	4,949	4.7%	5,179	4,942	4.8%
Total tractors (at quarter end)	5,320	5,040	5.6%	5,320	5,040	5.6%
Average revenues per tractor per week (1)	$4,452	$4,079	9.1%	$4,349	$4,018	8.2%
(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Werner Logistics segment (in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$203,861	100.0	$141,673	100.0	$392,869	100.0	$279,526	100.0
Operating expenses:
Purchased transportation expense	166,241	81.6	124,388	87.8	323,762	82.4	244,915	87.6
Other operating expenses	25,130	12.3	13,358	9.4	47,936	12.2	26,110	9.4
Total operating expenses	191,371	93.9	137,746	97.2	371,698	94.6	271,025	97.0
Operating income	$12,490	6.1	$3,927	2.8	$21,171	5.4	$8,501	3.0

	Three Months Ended June 30,			Six Months Ended June 30,
Werner Logistics segment	2022	2021	% Change	2022	2021	% Change
Average tractors in service	58	34	70.6%	55	36	52.8%
Total tractors (at quarter end)	57	41	39.0%	57	41	39.0%
Total trailers (at quarter end)	1,920	1,325	44.9%	1,920	1,325	44.9%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Operating Revenues
Operating revenues increased 28.7% for the three months ended June 30, 2022, compared to the same period of the prior year. When comparing second quarter 2022 to second quarter 2021, TTS segment revenues increased $122.4 million, or 24.9%, and Werner Logistics revenues increased $62.2 million, or 43.9%.
Our results in second quarter 2022 reflect strong freight market conditions. Our One-Way Truckload fleet freight demand in second quarter moderated from very good levels in April to seasonally normal levels by the end of June, while our Dedicated fleet freight demand remained strong and steady in second quarter 2022. For the remainder of 2022, we expect industry truckload freight demand to continue to moderate, more for discretionary goods and less for consumer staples. This may impact our One-Way Truckload fleet more than our Dedicated fleet or Logistics segment.
Trucking revenues, net of fuel surcharge, increased 13.9% in second quarter 2022 compared to second quarter 2021 due to an 8.1% increase in the average number of tractors in service and a 5.4% increase in average revenues per tractor per week, net of fuel surcharge. The increase in average revenues per tractor was due primarily to improved pricing in both Dedicated and One-Way Truckload, partially offset by a decline in miles per tractor caused by lower length of haul due to the ECM Associated, LLC (“ECM”) acquisition, growth in Dedicated, and fewer team drivers. We currently expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet for the third quarter 2022 to increase in a range of 2% to 5% when compared to third quarter 2021, and we currently expect Dedicated average revenues per tractor per week, net of fuel surcharge, to increase in a range of 6% to 8% in 2022 compared to 2021.
The average number of tractors in service in the TTS segment increased 8.1% to 8,286 in second quarter 2022 from 7,664 in second quarter 2021, primarily resulting from the nearly 500 tractors acquired in the ECM acquisition. We ended second quarter 2022 with 8,400 tractors in the TTS segment, a year-over-year increase of 755 tractors compared to the end of second quarter 2021, and a sequential increase of 175 tractors compared to the end of first quarter 2022. Within TTS, our Dedicated unit ended second quarter 2022 with 5,320 tractors (or 63% of our total TTS segment tractors) compared to 5,040 tractors (or 66%) a year ago. We expect our tractor count at the end of 2022 to be in a range of 2% to 5% higher when compared to the fleet size at year end 2021, subject to the availability of drivers and new equipment. We cannot predict whether future driver shortages, if any, will adversely affect our ability to grow our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues increased 106.6% to $118.6 million in second quarter 2022 from $57.4 million in second quarter 2021 due primarily to higher average diesel fuel prices in second quarter 2022. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three operating units, following the sale of its WGL freight forwarding services for international ocean and air shipments in first quarter 2021. Werner Logistics revenues exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $625 thousand in second quarter 2022 and $193 thousand in second quarter 2021 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In second quarter 2022, Werner Logistics revenues increased $62.2 million, or 43.9%. Truckload Logistics revenues (65% of total Logistics revenues) increased by 36% in second quarter 2022. Truckload Logistics volume increased 16% in second quarter 2022, and revenues per shipment increased 17%. Intermodal revenues (23% of Logistics revenues) increased 18% in second quarter 2022, due to 35% higher revenues per shipment, partially offset by a decrease in volume of 13%. Final Mile revenues (12% of total Logistics revenues) increased $21.1 million in second quarter 2022, primarily due to growth from the November 2021 acquisition of NEHDS Logistics, LLC (“NEHDS”) and continued growth from our national final mile agent network. The Werner Logistics operating income increased to $12.5 million in second quarter 2022 from $3.9 million in second quarter 2021, due to revenue growth and an improved operating margin percentage when compared to the 2021 quarter when we experienced a significant increase in the cost of capacity for contractual brokerage shipments and intermodal shipments.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 91.0% for the three months ended June 30, 2022 and 88.2% for the three months ended June 30, 2021. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 21 through 23 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $43.5 million or 20.7% in second quarter 2022 compared to second quarter 2021 and decreased 2.1% as a percentage of operating revenues to 30.3%. The higher dollar amount of salaries, wages and benefits expense in the second quarter of 2022 was due primarily to increased driver pay, including driver pay rate increases and the impact of 3.9 million more company tractor miles in the second quarter of 2022. In August 2021, we implemented driver pay increases of approximately $11 million annually in our One-Way Truckload fleet. Within Dedicated, we continue to implement driver pay increases as needed. The increase in salaries, wages and benefits was also due to an increase in the number of non-driver employees and higher benefits. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 65.5% as a result of increased employees to support the 44% growth of Logistics revenues and higher pay rates per employee.
We renewed our workers’ compensation insurance coverage on April 1, 2022. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2022 are $0.4 million higher than the premiums for the previous policy year.
Strong consumer demand combined with a very competitive driver market is presenting labor challenges for customers and carriers alike. The driver market remained challenging in second quarter 2022, as the strong freight market caused increased competition for the finite number of experienced drivers that meet our hiring standards. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention as we strive to be the truckload employer of choice, including raising driver pay, providing a modern tractor and trailer fleet with the latest safety equipment and technology, investing and expanding our driver training school network and offering a wide variety of driving positions including daily and weekly home time opportunities. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased $66.9 million or 114.4% in second quarter 2022 compared to second quarter 2021 and increased 6.0% as a percentage of operating revenues to 15.0% due to higher average diesel fuel prices and 3.9 million more company tractor miles in second quarter 2022. Average diesel fuel prices were $2.21 per gallon higher in second quarter 2022 than in second quarter 2021 and were $1.20 per gallon higher than in first quarter 2022.
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
For July 2022, the average diesel fuel price per gallon was approximately $1.64 higher than the average diesel fuel price per gallon in July 2021 and approximately $1.63 higher than in third quarter 2021.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $13.2 million or 26.8% in second quarter 2022 compared to second quarter 2021 and decreased 0.1% as a percentage of operating revenues. Supplies and maintenance expense increased due to increases in tractor and trailer parts and labor, over-the-road repairs, tires, and tolls. The average age of our tractors and trailers increased by 0.3 years and 0.6 years, respectively, in second quarter 2022 compared to second quarter 2021, primarily due to ongoing delays in receiving new equipment. Operating older equipment has a direct impact on our supplies and maintenance costs.
Insurance and claims increased $20.3 million or 98.0% in second quarter 2022 compared to second quarter 2021 and increased 1.7% as a percentage of operating revenues due primarily to a higher amount of unfavorable reserve development on large claims, higher expense for small dollar liability claims resulting from unfavorable reserve development and higher new claims, and higher liability insurance premiums. The majority of the higher unfavorable reserve development related to recent unexpected and unfortunate legal developments for two prior year motor vehicle accidents that have been settled, including a settlement of a lawsuit in Texas arising from a May 24, 2020 accident for which we recognized $9.5 million of insurance and claims expense in second quarter 2022. We also incurred insurance and claims expense of $1.3 million in both second quarter 2022 and second quarter 2021 for accrued interest related to a previously-disclosed adverse jury verdict rendered May 17, 2018, which we are appealing. Interest is accrued at $0.4 million per month, until such time as the outcome of our appeal is finalized. For additional information related to these lawsuits, see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
We renewed our liability insurance policies on August 1, 2022 and are responsible for the first $10.0 million per claim on all claims with an annual $10.0 million aggregate for claims between $10.0 million and $20.0 million. For the policy year that began August 1, 2021, we were responsible for the first $10.0 million per claim on all claims with an annual $10.0 million aggregate for claims between $10.0 million and $15.0 million. We maintain liability insurance coverage with insurance carriers in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2022 are $1.9 million higher than premiums for the previous policy year.
Depreciation and amortization expense increased $4.6 million or 7.2% in second quarter 2022 compared to second quarter 2021 and decreased 1.6% as a percentage of operating revenues due primarily to depreciation and amortization on tangible and intangible assets recorded in the ECM and NEHDS acquisitions, partially offset by the impact of a change in accounting estimate effective January 1, 2022, which decreased depreciation expense by $3.2 million in second quarter 2022. During the first quarter of 2022, we increased the estimated salvage value of our trailers by $5,000 per trailer due to the ongoing stronger used trailer market and the increasing cost of new trailers.
The average age of our tractor fleet was 2.3 years as of June 30, 2022, and the average age of our trailers was 4.7 years. We are continuing to invest in new tractors and trailers and our terminals in 2022 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2022, we expect the average age of our tractor and trailer fleet to remain at or near current levels, subject to potential delays in receiving new equipment.
Rent and purchased transportation expense increased $46.2 million or 30.6% in second quarter 2022 compared to second quarter 2021 and increased 0.4% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics purchased transportation expense increased $41.9 million as a result of higher logistics revenues, and decreased as a percentage of Werner Logistics revenues to 81.5% in second quarter 2022 from 87.8% in second quarter 2021 due to improved pricing and the effect of the NEHDS acquisition, as NEHDS utilizes both employees and contracted drive teams.
Rent and purchased transportation expense for the TTS segment increased $3.5 million in second quarter 2022 compared to second quarter 2021 due primarily to higher reimbursements to independent contractors due to higher average diesel fuel prices. The higher expense was partially offset by fewer independent contractor miles in second quarter 2022. Independent contractor miles decreased approximately 3.4 million miles in second quarter 2022 and as a percentage of total miles were 4.4% in second quarter 2022 compared to 6.2% in second quarter 2021. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.
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
Other operating expenses decreased $7.0 million in second quarter 2022 compared to second quarter 2021 and decreased 0.5% as a percentage of operating revenues. Gains on sales of assets (primarily used tractors and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $20.7 million in second quarter 2022, compared to $13.5 million in second quarter 2021. We realized substantially higher average gains per tractor and trailer due to significantly improved pricing in the market for our used equipment, which we believe is a temporary result of increased demand for previously used equipment because of production delays limiting availability of new equipment in the industry. We sold fewer tractors and trailers in second quarter 2022 than in second quarter 2021.
Other Expense (Income)
Other income, net of expense, increased $2.7 million in second quarter 2022 compared to second quarter 2021 due primarily to a $3.9 million increase in the amount of unrealized net gains recognized on our investments in equity securities in second quarter 2022 compared to second quarter 2021 (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report), partially offset by a $1.1 million increase in interest expense. Interest expense increased primarily due to higher average debt outstanding.
Income Tax Expense
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.4% in second quarter 2022 compared to 25.5% in second quarter 2021. The lower income tax rate in second quarter 2022 was attributed primarily to a higher amount of favorable discrete income tax items in the second quarter 2022 and the income tax effect of the noncontrolling interest.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Operating Revenues
Operating revenues increased 26.4% for the six months ended June 30, 2022, compared to the same period of the prior year. When comparing the first six months of 2022 to the first six months of 2021, TTS segment revenues increased $217.9 million, or 22.8%, and Werner Logistics revenues increased $113.3 million, or 40.5%, due primarily to pricing and volume increases and the acquisition of NEHDS. In the TTS segment, trucking revenues, net of fuel surcharge, increased $121.4 million, or 14.5%, due primarily to a 7.1% increase in average revenues per tractor per week and a 6.9% increase in average tractors in service. TTS segment fuel surcharge revenues for the six months ended June 30, 2022 increased $93.6 million or 89.2% when compared to the same period of the prior year due to higher average diesel fuel prices in the 2022 period.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.1% for the six months ended June 30, 2022 and 89.0% for the six months ended June 30, 2021. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 21 through 23 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $80.7 million or 19.4% in the first six months of 2022 compared to the same period in 2021 and decreased 1.8% as a percentage of operating revenues to 31.0%. The higher dollar amount of salaries, wages and benefits expense in the first six months of 2022 was due primarily to increased driver pay, including driver pay rate increases and the impact of 8.0 million more company tractor miles in the first six months of 2022. The increase in salaries, wages and benefits was also due to an increase in the number of non-driver employees and higher benefits. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 56.2% as a result of increased employees to support the 41% growth of Logistics revenues and higher pay rates per employee.
Fuel increased $104.5 million or 95.6% in the first six months of 2022 compared to the same period in 2021 and increased 4.7% as a percentage of operating revenues due to higher average diesel fuel prices and 8.0 million more company tractor miles in the first six months of 2022. Average diesel fuel prices were $1.74 per gallon higher in the first six months of 2022 than in same period in 2021.
Supplies and maintenance increased $24.1 million or 25.2% in the first six months of 2022 compared to the same period in 2021 and decreased 0.1% as a percentage of operating revenues. Supplies and maintenance expense increased due to increases in tractor and trailer parts and labor, over-the-road repairs, tires, tolls, travel, and driver advertising.
Insurance and claims increased $25.8 million or 60.2% in the first six months of 2022 compared to the same period in 2021 and increased 0.9% as a percentage of operating revenues due primarily to a higher amount of unfavorable reserve development on large claims, higher expense for small dollar liability claims resulting from unfavorable reserve development and higher new claims, and higher liability insurance premiums.
Depreciation and amortization expense increased $7.9 million or 6.2% in the first six months of 2022 compared to the same period in 2021 and decreased 1.6% as a percentage of operating revenues due primarily to depreciation and amortization on tangible and intangible assets recorded in the ECM and NEHDS acquisitions, partially offset by the impact of a change in accounting estimate effective January 1, 2022, which decreased depreciation expense by $6.3 million in first six months of 2022. During the first quarter of 2022, we increased the estimated salvage value of our trailers by $5,000 per trailer due to the ongoing stronger used trailer market and the increasing cost of new trailers.
Rent and purchased transportation expense for the TTS segment increased $5.0 million in the first six months of 2022 compared to the same period in 2021 due primarily to higher reimbursements to independent contractors due to higher average diesel fuel prices. The higher expense was partially offset by fewer independent contractor miles in the first six months of 2022. Independent contractor miles decreased approximately 7.5 million miles in the first six months of 2022 and as a percentage of total miles were 4.4% in the first six months of 2022 compared to 6.4% in the first six months of 2021. Werner Logistics purchased transportation expense increased $78.8 million in the first six months of 2022 as a result of higher logistics revenues and decreased as a percentage of Werner Logistics revenues to 82.4% in the first six months of 2022 from 87.6% in the same period in 2021 due to improved pricing and the effect of the NEHDS acquisition, as NEHDS utilizes both employees and contracted drive teams.
Other operating expenses decreased $14.4 million in the first six months of 2022 compared to the same period in 2021 and decreased 0.7% as a percentage of operating revenues due primarily to higher gains on the sales of assets in the first six months of 2022, partially offset by the impact of a $1.0 million gain from the sale of WGL in first quarter 2021. Gains on sales of assets were $41.1 million in the first six months of 2022, compared to $25.0 million in the same period in 2021. We realized substantially higher average gains per tractor and trailer due to significantly improved pricing in the market for our used equipment, which we believe is a temporary result of increased demand for previously used equipment because of production delays limiting availability of new equipment in the industry. We sold fewer tractors and trailers in the first six months of 2022 than in the same period in 2021.

Other Expense (Income)
Other income, net of expense, decreased $7.7 million in the first six months of 2022 compared to the same period in 2021 due primarily to a $5.9 million decrease in the amount of unrealized net gains recognized on our investments in equity securities (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report) and a $1.7 million increase in interest expense. Interest expense increased due to higher average debt outstanding, partially offset by a decrease in the average effective interest rate incurred on our debt.
Income Tax Expense
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.3% for the first six months of 2022 compared to 25.2% in the same period in 2021. The lower income tax rate in the first six months of 2022 was attributed primarily to a higher amount of favorable discrete income tax items in the first six months of 2022 and the income tax effect of the noncontrolling interest.
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
Management believes our financial position at June 30, 2022 is strong. As of June 30, 2022, we had $54.4 million of cash and cash equivalents and over $1.3 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. In addition, we have two $300.0 million revolving credit facilities, for which our total available borrowing capacity was $291.6 million as of June 30, 2022 (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit agreements). We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facilities will provide sufficient funds to meet our cash requirements and our planned shareholder returns for the foreseeable future.
Item 7 of Part II of our 2021 Form 10-K includes our disclosure of material cash requirements as of December 31, 2021. On March 25, 2022, we entered into a new credit agreement, replacing a previous credit agreement, and we amended an existing credit agreement. These changes increased our borrowing capacity by $200.0 million. See Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further details regarding our debt and the timing of expected future principal payments. Except for the changes related to our credit agreements, there were no other material changes in the nature of these items during the six months ended June 30, 2022.
Cash Flows
During the six months ended June 30, 2022, we generated cash flow from operations of $267.5 million, a 41.2% or $78.1 million increase in cash flows compared to the same six-month period a year ago. The increase in net cash provided by operating activities was due primarily to increased cash flows from working capital. We were able to make net capital expenditures, make additional strategic investments, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities was $169.7 million for the six-month period ended June 30, 2022 compared to $104.6 million during the same period in 2021. Net property additions (primarily revenue equipment) were $153.4 million for the six-month period ended June 30, 2022, compared to $102.9 million during the same period of 2021. We currently estimate net capital expenditures (primarily revenue equipment) in 2022 to be in the range of $275 million to $325 million, compared to net capital expenditures in 2021 of $193.0 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary. As of June 30, 2022, we were committed to property and equipment purchases of approximately $182.4 million.
Net financing activities used $97.9 million during the six months ended June 30, 2022, and provided $77.8 million during the same period in 2021. We had net borrowings on our debt of $17.5 million during the six months ended June 30, 2022, increasing our outstanding debt to $445.0 million at June 30, 2022. We had net borrowings of $100.0 million during the six months ended June 30, 2021, which we used to finance the July 1, 2021 purchase of ECM. We paid dividends of $15.7 million in the six-month period ended June 30, 2022 and $12.9 million during the same period in 2021. We currently plan to continue paying our quarterly dividend, which we have paid quarterly since 1987.

Financing activities for the six months ended June 30, 2022, also included common stock repurchases of 2,495,100 shares at a cost of $102.1 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. As of June 30, 2022, the Company had purchased 3,472,986 shares pursuant to our current Board of Directors repurchase authorization and had 2,527,014 shares remaining available for repurchase.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of June 30, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $47 thousand for the second quarter 2022 and gains were $1.9 million for second quarter 2021. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $150 million of variable interest rate debt outstanding at June 30, 2022, for which the interest rate is effectively fixed at 2.31% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $200 million of variable interest rate debt outstanding at June 30, 2022. Interest rates on the variable rate debt and our unused credit facilities are based on the Secured Overnight Financing Rate (“SOFR”). See Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR interest rate would increase our annual interest expense by approximately $2.0 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On November 9, 2021, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. As of June 30, 2022, the Company had purchased 3,472,986 shares pursuant to this authorization and had 2,527,014 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
The following table summarizes our stock repurchases during second quarter 2022 made pursuant to this authorization. The Company did not purchase any shares during second quarter 2022 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2022	—	$—	—	4,177,014
May 1-31, 2022	1,001,909	$40.49	1,001,909	3,175,105
June 1-30, 2022	648,091	$39.14	648,091	2,527,014
Total	1,650,000	$39.96	1,650,000

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Condensed Balance Sheets as of June 30, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three and six months ended June 30, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of June 30, 2022.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 8, 2022	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 8, 2022	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary