Form 10-Q
period 2022-09-30
WERNER ENTERPRISES INC
filed 2022-11-04
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2022, 63,202,053 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2022 and 2021	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021	5
	Consolidated Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three and Nine Months Ended September 30, 2022 and 2021	8
	Notes to Consolidated Financial Statements (Unaudited) as of September 30, 2022	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6.	Exhibits	32

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

Item 1. Financial Statements.
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Operating revenues	$827,606	$702,891	$2,428,487	$1,969,151
Operating expenses:
Salaries, wages and benefits	264,443	234,250	760,078	649,198
Fuel	111,985	64,692	325,852	174,033
Supplies and maintenance	68,009	57,067	187,690	152,628
Taxes and licenses	25,016	24,419	72,640	71,396
Insurance and claims	34,501	27,702	103,064	70,497
Depreciation and amortization	70,397	68,615	206,097	196,431
Rent and purchased transportation	187,449	161,061	569,802	458,474
Communications and utilities	3,720	3,598	11,427	9,953
Other	(14,175)	(9,837)	(42,858)	(24,117)
Total operating expenses	751,345	631,567	2,193,792	1,758,493
Operating income	76,261	71,324	234,695	210,658
Other expense (income):
Interest expense	2,778	1,284	6,004	2,823
Interest income	(392)	(287)	(980)	(918)
Gain on investments in equity securities, net	(114)	(16,090)	(14,403)	(36,281)
Other	77	50	276	146
Total other expense (income)	2,349	(15,043)	(9,103)	(34,230)
Income before income taxes	73,912	86,367	243,798	244,888
Income tax expense	17,987	21,278	59,229	61,275
Net income	55,925	65,089	184,569	183,613
Net income attributable to noncontrolling interest	(874)	(1,328)	(3,479)	(1,328)
Net income attributable to Werner	$55,051	$63,761	$181,090	$182,285
Earnings per share:
Basic	$0.87	$0.94	$2.81	$2.69
Diluted	$0.86	$0.94	$2.79	$2.68
Weighted-average common shares outstanding:
Basic	63,386	67,475	64,433	67,776
Diluted	63,782	67,834	64,819	68,136
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$55,925	$65,089	$184,569	$183,613
Other comprehensive income (loss):
Foreign currency translation adjustments	(708)	(1,119)	398	(822)
Change in fair value of interest rate swaps, net of tax	1,857	400	6,771	2,063
Other comprehensive income (loss)	1,149	(719)	7,169	1,241
Comprehensive income	57,074	64,370	191,738	184,854
Comprehensive income attributable to noncontrolling interest	(874)	(1,328)	(3,479)	(1,328)
Comprehensive income attributable to Werner	$56,200	$63,042	$188,259	$183,526
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,683	$54,196
Accounts receivable, trade, less allowance of $10,142 and $9,169, respectively	493,139	460,518
Other receivables	24,480	24,449
Inventories and supplies	12,849	11,140
Prepaid taxes, licenses and permits	8,510	17,549
Other current assets	65,845	63,361
Total current assets	730,506	631,213
Property and equipment	2,780,691	2,557,825
Less – accumulated depreciation	1,061,578	944,582
Property and equipment, net	1,719,113	1,613,243
Goodwill	74,404	74,618
Intangible assets, net	51,238	55,315
Other non-current assets	283,868	229,324
Total assets	$2,859,129	$2,603,713
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,860	$93,987
Current portion of long-term debt	5,000	5,000
Insurance and claims accruals	77,663	72,594
Accrued payroll	47,619	44,333
Accrued expenses	31,553	28,758
Other current liabilities	24,939	24,011
Total current liabilities	302,634	268,683
Long-term debt, net of current portion	568,750	422,500
Other long-term liabilities	42,765	43,314
Insurance and claims accruals, net of current portion	238,689	237,220
Deferred income taxes	281,057	268,499
Total liabilities	1,433,895	1,240,216
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	38,676	35,947
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 63,202,053 and 65,790,112 shares outstanding, respectively	805	805
Paid-in capital	127,046	121,904
Retained earnings	1,823,927	1,667,104
Accumulated other comprehensive loss	(13,435)	(20,604)
Treasury stock, at cost; 17,331,483 and 14,743,424 shares, respectively	(551,785)	(441,659)
Total stockholders’ equity	1,386,558	1,327,550
Total liabilities, temporary equity and stockholders’ equity	$2,859,129	$2,603,713
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$184,569	$183,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,097	196,431
Deferred income taxes	10,262	14,756
Gain on disposal of property and equipment	(62,659)	(39,292)
Non-cash equity compensation	9,120	7,999
Insurance and claims accruals, net of current portion	1,469	2,362
Other	(5,056)	(1,422)
Gain on investments in equity securities, net	(14,403)	(36,281)
Changes in certain working capital items:
Accounts receivable, net	(32,258)	(69,072)
Other current assets	3,922	(10,319)
Accounts payable	21,061	17,236
Other current liabilities	10,592	(12,667)
Net cash provided by operating activities	332,716	253,344
Cash flows from investing activities:
Additions to property and equipment	(379,902)	(295,485)
Proceeds from sales of property and equipment	125,830	132,755
Net cash invested in acquisition	705	(141,291)
Investment in equity securities	(20,250)	(10,000)
Decrease in notes receivable	4,870	5,114
Net cash used in investing activities	(268,747)	(308,907)
Cash flows from financing activities:
Repayments of short-term debt	(3,750)	(25,000)
Proceeds from issuance of short-term debt	—	5,000
Repayments of long-term debt	(100,000)	—
Proceeds from issuance of long-term debt	250,000	170,000
Dividends on common stock	(23,946)	(21,057)
Repurchases of common stock	(110,400)	(53,266)
Tax withholding related to net share settlements of restricted stock awards	(3,704)	(3,773)
Other cash flows from financing activities	(750)	(35)
Net cash provided by financing activities	7,450	71,869
Effect of exchange rate fluctuations on cash	68	(212)
Net increase in cash and cash equivalents	71,487	16,094
Cash and cash equivalents, beginning of period	54,196	29,334
Cash and cash equivalents, end of period	$125,683	$45,428
Supplemental disclosures of cash flow information:
Interest paid	$5,664	$2,517
Income taxes paid	38,797	56,350
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$3,771	$4,252
Change in fair value of interest rate swaps	6,772	2,063
Property and equipment acquired included in accounts payable	7,143	3,666
Property and equipment disposed included in other receivables	190	—
Dividends accrued but not yet paid at end of period	8,216	8,026
Redeemable noncontrolling interest associated with acquisition	—	35,322

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended September 30, 2022
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, June 30, 2022	$805	$124,065	$1,777,092	$(14,584)	$(543,506)	$1,343,872	$38,552
Net income attributable to Werner	—	—	55,051	—	—	55,051	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	874
Other comprehensive income	—	—	—	1,149	—	1,149	—
Purchases of 215,204 shares of common stock	—	—	—	—	(8,287)	(8,287)	—
Dividends on common stock ($0.13 per share)	—	—	(8,216)	—	—	(8,216)	—
Equity compensation activity, 1,692 shares	—	(54)	—	—	8	(46)	—
Non-cash equity compensation expense	—	3,035	—	—	—	3,035	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(750)
BALANCE, September 30, 2022	$805	$127,046	$1,823,927	$(13,435)	$(551,785)	$1,386,558	$38,676

	Three Months Ended September 30, 2021
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, June 30, 2021	$805	$117,069	$1,542,497	$(20,873)	$(342,915)	$1,296,583	$—
Net income attributable to Werner	—	—	63,761	—	—	63,761	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,328
Other comprehensive loss	—	—	—	(719)	—	(719)	—
Purchases of 1,049,120 shares of common stock	—	—	—	—	(47,759)	(47,759)	—
Dividends on common stock ($0.12 per share)	—	—	(8,026)	—	—	(8,026)	—
Equity compensation activity, 1,498 shares	—	(43)	—	—	10	(33)	—
Non-cash equity compensation expense	—	2,750	—	—	—	2,750	—
Investment in noncontrolling interest	—	—	—	—	—	—	35,322
Distribution to noncontrolling interest	—	—	—	—	—	—	(35)
BALANCE, September 30, 2021	$805	$119,776	$1,598,232	$(21,592)	$(390,664)	$1,306,557	$36,615
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST (CONTINUED)
(Unaudited)

	Nine Months Ended September 30, 2022
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2021	$805	$121,904	$1,667,104	$(20,604)	$(441,659)	$1,327,550	$35,947
Net income attributable to Werner	—	—	181,090	—	—	181,090	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	3,479
Other comprehensive income	—	—	—	7,169	—	7,169	—
Purchases of 2,710,304 shares of common stock	—	—	—	—	(110,400)	(110,400)	—
Dividends on common stock ($0.38 per share)	—	—	(24,267)	—	—	(24,267)	—
Equity compensation activity, 122,245 shares	—	(3,978)	—	—	274	(3,704)	—
Non-cash equity compensation expense	—	9,120	—	—	—	9,120	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(750)
BALANCE, September 30, 2022	$805	$127,046	$1,823,927	$(13,435)	$(551,785)	$1,386,558	$38,676

	Nine Months Ended September 30, 2021
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2020	$805	$116,039	$1,438,916	$(22,833)	$(337,887)	$1,195,040	$—
Net income attributable to Werner	—	—	182,285	—	—	182,285	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,328
Other comprehensive income	—	—	—	1,241	—	1,241	—
Purchases of 1,179,566 shares of common stock	—	—	—	—	(53,266)	(53,266)	—
Dividends on common stock ($0.34 per share)	—	—	(22,969)	—	—	(22,969)	—
Equity compensation activity, 132,091 shares	—	(4,262)	—	—	489	(3,773)	—
Non-cash equity compensation expense	—	7,999	—	—	—	7,999	—
Investment in noncontrolling interest	—	—	—	—	—	—	35,322
Distribution to noncontrolling interest	—	—	—	—	—	—	(35)
BALANCE, September 30, 2021	$805	$119,776	$1,598,232	$(21,592)	$(390,664)	$1,306,557	$36,615
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
Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2021 Form 10-K.
New Accounting Pronouncements Adopted
In first quarter 2022, we adopted Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The provisions of this update are effective for all entities as of March 12, 2020 through December 31, 2022 and apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The adoption of the new guidance did not have a material impact on our consolidated financial statements.
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
On November 22, 2021, we acquired 100% of the equity interests in NEHDS Logistics, LLC (“NEHDS”) for a final purchase price of $62.3 million after including the impacts of contingent consideration and net working capital changes. The purchase price allocation for NEHDS was considered final as of March 31, 2022. NEHDS is a final mile residential delivery provider serving customers primarily in the Northeast and Midwest U.S. markets. NEHDS delivers primarily big and bulky products (primarily furniture and appliances) using 2-person delivery teams performing residential and commercial deliveries. The results of operations for NEHDS are included in our consolidated financial statements beginning November 22, 2021.
Amortization expense on intangible assets was $1.4 million and $4.1 million for the three and nine months ended September 30, 2022.

(3) Revenue
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Truckload Transportation Services	$621,866	$527,697	$1,793,899	$1,481,846
Werner Logistics	187,138	157,968	580,007	437,494
Inter-segment eliminations	(402)	(212)	(1,749)	(539)
Transportation services	808,602	685,453	2,372,157	1,918,801
Other revenues	19,004	17,438	56,330	50,350
Total revenues	$827,606	$702,891	$2,428,487	$1,969,151
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$765,559	$657,795	$2,247,307	$1,815,180
Mexico	50,681	38,187	145,433	116,268
Other	11,366	6,909	35,747	37,703
Total revenues	$827,606	$702,891	$2,428,487	$1,969,151
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At September 30, 2022 and December 31, 2021, the accounts receivable, trade, net, balance was $493.1 million and $460.5 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At September 30, 2022 and December 31, 2021, the balance of contract assets was $9.3 million and $9.0 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. The balance of contract liabilities was $1.2 million at September 30, 2022 and December 31, 2021. The amount of revenues recognized in the nine months ended September 30, 2022 that was included in the December 31, 2021 contract liability balance was $1.2 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the nine months ended September 30, 2022 and 2021, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	September 30, 2022	December 31, 2021
Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$33,430	$28,458

Current lease liabilities (recorded in other current liabilities)	$7,028	$6,380
Long-term lease liabilities (recorded in other long-term liabilities)	27,573	22,634
Total operating lease liabilities	$34,601	$29,014

Other Information
Weighted-average remaining lease term for operating leases	7.26 years	7.63 years
Weighted-average discount rate for operating leases	2.6%	2.7%
The following table presents the maturities of operating lease liabilities as of September 30, 2022 (in thousands):

Maturity of Lease Liabilities
2022 (remaining)	$2,086
2023	7,357
2024	6,412
2025	5,515
2026	4,518
Thereafter	12,130
Total undiscounted operating lease payments	$38,018
Less: Imputed interest	(3,417)
Present value of operating lease liabilities	$34,601
Cash Flows
During the nine months ended September 30, 2022 and 2021, right-of-use assets of $12.4 million and $3.9 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $5.9 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $5.4 million and $15.8 million for the three and nine months ended September 30, 2022, respectively, and $4.2 million and $11.3 million for the three and nine months ended September 30, 2021, respectively. This expense included $2.2 million and $6.6 million for the three and nine months ended September 30, 2022, respectively, and $1.3 million and $3.3 million for the three and nine months ended September 30, 2021, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.

Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 1 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $3.3 million and $9.6 million for the three and nine months ended September 30, 2022, respectively, and $2.9 million and $9.0 million for the three and nine months ended September 30, 2021, respectively. The following table presents information about the maturities of these operating leases as of September 30, 2022 (in thousands):

2022 (remaining)	$2,486
2023	5,366
2024	266
2025	273
2026	282
Thereafter	71
Total	$8,744
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
The following table presents the Company's fair value hierarchy for assets measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		September 30, 2022	December 31, 2021
Other non-current assets:
Equity securities (1)	1	$2,932	$17,166

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
(6) Investments
Equity Investments without Readily Determinable Fair Values
In 2020, we entered into a strategic partnership with MLSI, a transportation management systems company. We are collaborating with MLSI to develop a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. In June 2022, we paid MLSI $20.0 million for additional shares of its preferred stock. This minority equity investment is being accounted for under ASC 321 using the measurement alternative, and is recorded in other noncurrent assets on the consolidated condensed balance sheets. As of September 30, 2022 and December 31, 2021, the value of our investment was $86.8 million and $38.2 million, respectively. We record changes in the value of this investment, based on events that occur that would indicate the value of our investment in MLSI has changed, in gain or loss on investments in equity securities on the consolidated statements of income. During second quarter 2022 and third quarter 2021, investments by third-parties resulted in the remeasurements of our investment in MLS, and in the nine months ended September 30, 2022 we recognized an unrealized gain of $28.6 million and in the three and nine months ended September 30, 2021 we recognized an unrealized gain of $28.2 million on our investment based upon the prices paid by third parties. No gains or losses were recognized in the three months ended September 30, 2022. At September 30, 2022, cumulative unrealized gains on our investment in MLSI totaled $56.8 million.
Equity Investments with Readily Determinable Fair Values
We own strategic minority equity investments in autonomous technology companies, which are being accounted for under ASC 321 and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the value of these investments, based on the share prices reported by Nasdaq, in gain or loss on investments in equity securities on the consolidated statements of income. We recognized an unrealized gain of $0.1 million and an unrealized loss of $14.2 million on these investments for the three and nine months ended September 30, 2022, respectively. We recognized an unrealized loss of $12.1 million and an unrealized gain of $8.1 million on our investments for the three and nine months ended September 30, 2021, respectively. For additional information regarding the fair value of these equity investments, see Note 5 – Fair Value.
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
As of September 30, 2022 and December 31, 2021, our outstanding debt totaled $573.8 million and $427.5 million, respectively. As of September 30, 2022, we had a total of $380.0 million outstanding under our revolving lines of credit, including (i) $230.0 million at a weighted average variable interest rate of 3.59%; (ii) $75.0 million at a variable interest rate of 3.43%, which is effectively fixed at 2.29% with an interest rate swap agreement through May 14, 2024; and (iii) $75.0 million at a variable interest rate of 3.45%, which is effectively fixed at 2.34% with an interest rate swap agreement through May 14, 2024. Subsequent to the end of the quarter, in October 2022, we borrowed an additional $10.0 million under our revolving lines of credit, which will be classified as long-term in the consolidated condensed balance sheets. The total borrowing capacity of $600.0 million under our revolving lines of credit at September 30, 2022, is further reduced by $58.4 million in stand-by letters of credit under which we are obligated. In addition, as of September 30, 2022, we had $100.0 million outstanding under the Wells Term Loan at a variable interest rate of 3.77% and $93.8 million outstanding under the BMO Term Loan at a fixed interest rate of 1.28%. Availability of such funds under the debt agreements is conditional upon various customary terms and covenants. Such covenants include, among other things, financial covenants requiring us (i) to exceed a minimum ratio of earnings before interest, income taxes, depreciation and amortization to interest expense and/or (ii) not to exceed a maximum ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization (as such terms are defined in each credit facility). As of September 30, 2022 we were in compliance with these covenants.
At September 30, 2022, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2022 (remaining)	$1,250
2023	5,000
2024	567,500
2025	—
2026	—
Total	$573,750
(8) Commitments and Contingencies
We have committed to property and equipment purchases of approximately $177.1 million at September 30, 2022.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $32.7 million as of September 30, 2022, and $28.8 million as of December 31, 2021. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheets as of September 30, 2022 and December 31, 2021.
The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.
As previously disclosed, in July 2022, the Hopkins County District Court in Sulphur Springs, Texas approved a $150.0 million settlement, voluntarily agreed to by the Company and its insurers, of a motor vehicle accident lawsuit in Texas arising from a May 24, 2020 accident between a Werner tractor-trailer and a passenger vehicle. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million with premium-based coverage for the remainder of the settlement amount. As a result of this settlement, the Company recognized $9.5 million of insurance and claims expense for the nine months ended September 30, 2022, and had recorded a liability of $0.5 million as of December 31, 2021. The settlement was paid by the Company and its insurers during third quarter 2022.
We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal. On August 3, 2022, the Eighth Circuit Court of Appeals vacated the district court’s judgment and remanded the case, and now the trial court is expected to determine whether the plaintiffs should be granted a new trial on the short break claim. As of September 30, 2022, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.
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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Werner	$55,051	$63,761	$181,090	$182,285
Weighted average common shares outstanding	63,386	67,475	64,433	67,776
Dilutive effect of stock-based awards	396	359	386	360
Shares used in computing diluted earnings per share	63,782	67,834	64,819	68,136
Basic earnings per share	$0.87	$0.94	$2.81	$2.69
Diluted earnings per share	$0.86	$0.94	$2.79	$2.68

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
The following tables summarize our segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues by Segment
Truckload Transportation Services	$621,866	$527,697	$1,793,899	$1,481,846
Werner Logistics	187,138	157,968	580,007	437,494
Other	18,469	17,004	54,928	49,128
Corporate	535	434	1,402	1,222
Subtotal	828,008	703,103	2,430,236	1,969,690
Inter-segment eliminations	(402)	(212)	(1,749)	(539)
Total	$827,606	$702,891	$2,428,487	$1,969,151

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Income (Loss) by Segment
Truckload Transportation Services	$74,117	$62,856	$214,214	$193,592
Werner Logistics	5,145	7,650	26,316	16,151
Other	(1,091)	1,406	(185)	3,935
Corporate	(1,910)	(588)	(5,650)	(3,020)
Total	$76,261	$71,324	$234,695	$210,658

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and Amortization by Segment
Truckload Transportation Services	$64,579	$63,247	$189,283	$180,305
Werner Logistics	2,423	2,205	7,042	6,511
Other	2,875	2,675	8,347	8,165
Corporate	520	488	1,425	1,450
Total	$70,397	$68,615	$206,097	$196,431
(11) Subsequent Event
On October 1, 2022, we acquired 100% of the equity interests in FAB9, Inc., doing business as Baylor Trucking, Inc. (“Baylor”), for a cash purchase price of $80.0 million, before including the impacts of working capital adjustments, cash acquired, and a contingent earnout payment of up to $15.0 million based on Baylor achieving certain financial performance goals over a three-year period. We financed the transaction through existing credit facilities. Baylor, based in Milan, Indiana, operates 200 trucks and 980 trailers in the east central and south central United States. The acquisition expands our terminal, fleet, and professional driver presence in these geographic truckload markets and adds two terminals to our network.
The acquisition will be accounted for as a business combination using the acquisition method of accounting under GAAP. The results of operations for Baylor will be included in our consolidated financial statements, within our TTS segment, beginning October 1, 2022. Due to the recent timing of this transaction, the initial accounting for the acquisition is not complete. As a result, we are currently unable to provide purchase price allocation disclosures based on acquisition date fair values of assets acquired and liabilities assumed, as well as other related information. We plan to include these disclosures in our Annual Report on Form 10-K for the year ending December 31, 2022.

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
•Baylor Acquisition
•Overview
•COVID-19
•Results of Operations
•Liquidity and Capital Resources
•Regulations
•Critical Accounting Estimates
The MD&A should be read in conjunction with our 2021 Form 10-K.
Baylor Acquisition:
On October 1, 2022, we acquired 100% of the equity interests in FAB9, Inc., doing business as Baylor Trucking, Inc. (“Baylor”), for a cash purchase price of $80.0 million, before including the impacts of working capital adjustments, cash acquired, and a contingent earnout payment of up to $15 million based on Baylor achieving certain financial performance goals over a three-year period. Baylor, based in Milan, Indiana, operates 200 trucks and 980 trailers in the east central and south central United States. The acquisition expands our terminal, fleet, and professional driver presence in these geographic truckload markets and adds two terminals to our network. Future revenues generated by Baylor will be reported in One-Way Truckload within our Truckload Transportation Services (“TTS”) segment. We financed the transaction through existing credit facilities.
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

The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2022 to third quarter 2021, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2022		2021		2022		2021		3ME	9ME
(in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$827,606	100.0	$702,891	100.0	$2,428,487	100.0	$1,969,151	100.0	17.7	23.3
Operating expenses:
Salaries, wages and benefits	264,443	32.0	234,250	33.3	760,078	31.3	649,198	33.0	12.9	17.1
Fuel	111,985	13.5	64,692	9.2	325,852	13.4	174,033	8.8	73.1	87.2
Supplies and maintenance	68,009	8.2	57,067	8.1	187,690	7.7	152,628	7.7	19.2	23.0
Taxes and licenses	25,016	3.0	24,419	3.5	72,640	3.0	71,396	3.6	2.4	1.7
Insurance and claims	34,501	4.2	27,702	4.0	103,064	4.2	70,497	3.6	24.5	46.2
Depreciation and amortization	70,397	8.5	68,615	9.8	206,097	8.5	196,431	10.0	2.6	4.9
Rent and purchased transportation	187,449	22.6	161,061	22.9	569,802	23.5	458,474	23.3	16.4	24.3
Communications and utilities	3,720	0.5	3,598	0.5	11,427	0.5	9,953	0.5	3.4	14.8
Other	(14,175)	(1.7)	(9,837)	(1.4)	(42,858)	(1.8)	(24,117)	(1.2)	44.1	77.7
Total operating expenses	751,345	90.8	631,567	89.9	2,193,792	90.3	1,758,493	89.3	19.0	24.8
Operating income	76,261	9.2	71,324	10.1	234,695	9.7	210,658	10.7	6.9	11.4
Total other expense (income), net	2,349	0.3	(15,043)	(2.2)	(9,103)	(0.3)	(34,230)	(1.7)	(115.6)	(73.4)
Income before income taxes	73,912	8.9	86,367	12.3	243,798	10.0	244,888	12.4	(14.4)	(0.4)
Income tax expense	17,987	2.1	21,278	3.0	59,229	2.4	61,275	3.1	(15.5)	(3.3)
Net income	55,925	6.8	65,089	9.3	184,569	7.6	183,613	9.3	(14.1)	0.5
Net income attributable to noncontrolling interest	(874)	(0.1)	(1,328)	(0.2)	(3,479)	(0.1)	(1,328)	—	(34.2)	162.0
Net income attributable to Werner	$55,051	6.7	$63,761	9.1	$181,090	7.5	$182,285	9.3	(13.7)	(0.7)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
TTS segment (in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$503,677		$461,380		$1,464,246		$1,300,555
Trucking fuel surcharge revenues	111,173		60,765		309,629		165,663
Non-trucking and other operating revenues	7,016		5,552		20,024		15,628
Operating revenues	621,866	100.0	527,697	100.0	1,793,899	100.0	1,481,846	100.0
Operating expenses	547,749	88.1	464,841	88.1	1,579,685	88.1	1,288,254	86.9
Operating income	$74,117	11.9	$62,856	11.9	$214,214	11.9	$193,592	13.1

	Three Months Ended September 30,			Nine Months Ended September 30,
TTS segment	2022	2021	% Change	2022	2021	% Change
Average tractors in service	8,513	8,161	4.3%	8,346	7,872	6.0%
Average revenues per tractor per week (1)	$4,551	$4,349	4.6%	$4,499	$4,236	6.2%
Total tractors (at quarter end)
Company	8,335	7,905	5.4%	8,335	7,905	5.4%
Independent contractor	245	315	(22.2)%	245	315	(22.2)%
Total tractors	8,580	8,220	4.4%	8,580	8,220	4.4%
Total trailers (at quarter end)	25,825	25,245	2.3%	25,825	25,245	2.3%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$189,620	$190,314	(0.4)%	$564,553	$513,324	10.0%
Average tractors in service	3,154	3,110	1.4%	3,107	2,894	7.4%
Total tractors (at quarter end)	3,150	3,100	1.6%	3,150	3,100	1.6%
Average percentage of empty miles	13.00%	11.17%	16.4%	12.39%	11.08%	11.8%
Average revenues per tractor per week (1)	$4,624	$4,708	(1.8)%	$4,659	$4,549	2.4%
Average % change in revenues per total mile (1)	2.5%	21.8%		11.7%	16.2%
Average % change in total miles per tractor per week	(4.2)%	(11.4)%		(8.3)%	(7.2)%
Average completed trip length in miles (loaded)	668	731	(8.6)%	691	814	(15.1)%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$314,057	$271,066	15.9%	$899,693	$787,231	14.3%
Average tractors in service	5,359	5,051	6.1%	5,239	4,978	5.2%
Total tractors (at quarter end)	5,430	5,120	6.1%	5,430	5,120	6.1%
Average revenues per tractor per week (1)	$4,508	$4,129	9.2%	$4,404	$4,055	8.6%
(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Werner Logistics segment (in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$187,138	100.0	$157,968	100.0	$580,007	100.0	$437,494	100.0
Operating expenses:
Purchased transportation expense	154,960	82.8	134,972	85.5	478,722	82.6	379,887	86.8
Other operating expenses	27,033	14.5	15,346	9.7	74,969	12.9	41,456	9.5
Total operating expenses	181,993	97.3	150,318	95.2	553,691	95.5	421,343	96.3
Operating income	$5,145	2.7	$7,650	4.8	$26,316	4.5	$16,151	3.7

	Three Months Ended September 30,			Nine Months Ended September 30,
Werner Logistics segment	2022	2021	% Change	2022	2021	% Change
Average tractors in service	54	41	31.7%	55	38	44.7%
Total tractors (at quarter end)	50	50	—%	50	50	—%
Total trailers (at quarter end)	2,045	1,515	35.0%	2,045	1,515	35.0%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Operating Revenues
Operating revenues increased 17.7% for the three months ended September 30, 2022, compared to the same period of the prior year. When comparing third quarter 2022 to third quarter 2021, TTS segment revenues increased $94.2 million, or 17.8%, and Werner Logistics revenues increased $29.2 million, or 18.5%.
Dedicated continues to experience strong demand from the majority of our long-term customers, and our Dedicated pipeline of new opportunities remains strong. In the current freight market, there are fewer project and surge freight opportunities in One-Way Truckload and Logistics. Peak season freight opportunities in One-Way Truckload and Logistics are more subdued in fourth quarter 2022, compared to a record freight market during peak season in fourth quarter 2021.
Trucking revenues, net of fuel surcharge, increased 9.2% in third quarter 2022 compared to third quarter 2021 due to a 4.3% increase in the average number of tractors in service and a 4.6% increase in average revenues per tractor per week, net of fuel surcharge. The increase in average revenues per tractor was due primarily to improved pricing in both Dedicated and One-Way Truckload, partially offset by a decline in miles per tractor caused by lower length of haul due to growth in Dedicated. We currently expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet for the fourth quarter 2022 to be in a range of negative 3% to flat when compared to fourth quarter 2021. This expected decrease is due to the moderating One-Way freight market with much fewer premium pricing opportunities in fourth quarter 2022 compared to fourth quarter 2021. We currently expect Dedicated average revenues per tractor per week, net of fuel surcharge, to increase in a range of 6% to 8% in fourth quarter 2022 compared to fourth quarter 2021.
The average number of tractors in service in the TTS segment increased 4.3% to 8,513 in third quarter 2022 from 8,161 in third quarter 2021, due primarily to planned growth in our Dedicated fleet. We ended third quarter 2022 with 8,580 tractors in the TTS segment, a year-over-year increase of 360 tractors compared to the end of third quarter 2021, and a sequential increase of 180 tractors compared to the end of second quarter 2022. Within TTS, our Dedicated unit ended third quarter 2022 with 5,430 tractors (or 63% of our total TTS segment tractors) compared to 5,120 tractors (or 62%) a year ago. We expect our tractor count at the end of 2022 to be in a range of 3% to 5% higher when compared to the fleet size at year end 2021. The expected tractor count at the end of 2022 includes 200 tractors acquired in the Baylor acquisition on October 1, 2022. We cannot predict whether future driver shortages, if any, will adversely affect our ability to grow our fleet size. If such a driver shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues increased 83.0% to $111.2 million in third quarter 2022 from $60.8 million in third quarter 2021 due primarily to higher average diesel fuel prices in third quarter 2022. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three operating units, following the sale of its WGL freight forwarding services for international ocean and air shipments in first quarter 2021. Werner Logistics revenues exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $0.4 million in third quarter 2022 and $0.2 million in third quarter 2021 for Intermodal drayage movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In third quarter 2022, Werner Logistics revenues increased $29.2 million, or 18.5%. Truckload Logistics revenues (64% of Logistics revenues) increased by 4% in third quarter 2022. Truckload Logistics volume increased 6% in third quarter 2022, partially of set by a 3% decrease in revenues per shipment. Intermodal revenues (23% of Logistics revenues) increased 10% in third quarter 2022, due to 37% higher revenues per shipment, partially offset by a decrease in volume of 23%. Final Mile revenues (13% of Logistics revenues) increased $21.0 million in third quarter 2022, due to growth from the November 2021 acquisition of NEHDS Logistics, LLC (“NEHDS”) and continued growth from our national final mile agent network. The Werner Logistics operating income decreased to $5.1 million in third quarter 2022 from $7.7 million in third quarter 2021, due to fewer premium pop-up freight opportunities, Intermodal customer and market challenges, and softening demand and start up costs in Final Mile. The decline in pop-up freight opportunities is expected to have a larger impact on Logistics revenues and operating income in fourth quarter 2022 compared to third quarter 2022.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.8% for the three months ended September 30, 2022 and 89.9% for the three months ended September 30, 2021. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 21 through 23 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $30.2 million or 12.9% in third quarter 2022 compared to third quarter 2021 and decreased 1.3% as a percentage of operating revenues to 32.0%. The higher dollar amount of salaries, wages and benefits expense in the third quarter of 2022 was due primarily to increased driver pay and associated payroll taxes, including driver pay rate increases and the impact of 5.1 million more company tractor miles in the third quarter of 2022. In August 2021, we implemented driver pay increases of approximately $11 million annually in our One-Way Truckload fleet. Within Dedicated, we continue to implement driver pay increases as needed. The increase in salaries, wages and benefits was also due to an increase in the number of non-driver employees and higher salaries. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 56.5% as a result of more employees to support the 18% growth of Logistics revenues.
We renewed our workers’ compensation insurance coverage on April 1, 2022. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2022 are $0.4 million higher than the premiums for the previous policy year.
While inflationary cost pressures continue to be challenging, particularly for labor, equipment maintenance and insurance, we have begun to see some easing in the competitive driver recruiting and retention markets. A competitive driver market presents labor challenges for customers and carriers alike. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention as we strive to be the truckload employer of choice, including raising driver pay, providing a modern tractor and trailer fleet with the latest safety equipment and technology, investing and expanding our driver training school network and offering a wide variety of driving positions including daily and weekly home time opportunities. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased $47.3 million or 73.1% in third quarter 2022 compared to third quarter 2021 and increased 4.3% as a percentage of operating revenues to 13.5% due to higher average diesel fuel prices and 5.1 million more company tractor miles in third quarter 2022. Average diesel fuel prices were $1.47 per gallon higher in third quarter 2022 than in third quarter 2021 but were 61 cents per gallon lower than in second quarter 2022.
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
For October 2022, the average diesel fuel price per gallon was approximately $1.55 higher than the average diesel fuel price per gallon in October 2021 and approximately $1.65 higher than in fourth quarter 2021.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $10.9 million or 19.2% in third quarter 2022 compared to third quarter 2021 and increased 0.1% as a percentage of operating revenues. Supplies and maintenance expense increased due to the higher costs for tractor and trailer parts, over-the-road repairs, and tires resulting from inflationary cost increases. The average age of our tractors and trailers increased by 0.2 years and 0.4 years, respectively, in third quarter 2022 compared to third quarter 2021, primarily due limited new equipment availability. While it remains difficult to obtain new tractors and trailers, our deliveries of new tractors showed improvement during third quarter 2022. Operating older equipment has a direct impact on our supplies and maintenance costs.
Insurance and claims increased $6.8 million or 24.5% in third quarter 2022 compared to third quarter 2021 and increased 0.2% as a percentage of operating revenues due primarily to a higher amount of unfavorable reserve development, higher expense for new claims, and higher liability insurance premiums. We also incurred insurance and claims expense of $1.4 million and $1.3 million in third quarter 2022 and third quarter 2021, respectively, for accrued interest related to a previously-disclosed adverse jury verdict rendered May 17, 2018, which we are appealing. Interest will continue to accrue monthly until such time as the outcome of our appeal is finalized. For additional information related to this lawsuit, see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
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
Depreciation and amortization expense increased $1.8 million or 2.6% in third quarter 2022 compared to third quarter 2021 and decreased 1.3% as a percentage of operating revenues due primarily to higher tractor depreciation on a larger company tractor fleet and depreciation and amortization on tangible and intangible assets recorded in the NEHDS acquisition, partially offset by the impact of a change in accounting estimate effective January 1, 2022, which decreased depreciation expense by $3.2 million in third quarter 2022. During the first quarter of 2022, we increased the estimated salvage value of our trailers by $5,000 per trailer due to the ongoing stronger used trailer market and the increasing cost of new trailers.
The average age of our tractor fleet was 2.3 years as of September 30, 2022, and the average age of our trailers was 4.8 years. We are continuing to invest in new tractors and trailers and our terminals in 2022 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2022, we expect the average age of our tractor fleet to remain at or near current levels and our trailer fleet to increase to 5.0 years, subject to availability of new equipment.

Rent and purchased transportation expense increased $26.4 million or 16.4% in third quarter 2022 compared to third quarter 2021 and decreased 0.3% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics purchased transportation expense increased $20.0 million as a result of higher logistics revenues, and decreased as a percentage of Werner Logistics revenues to 82.8% in third quarter 2022 from 85.5% in third quarter 2021 due to improved pricing and the effect of the NEHDS acquisition, as NEHDS utilizes both employees and contracted drive teams.
Rent and purchased transportation expense for the TTS segment increased $5.1 million in third quarter 2022 compared to third quarter 2021 due primarily to higher reimbursements to independent contractors because of significantly higher average diesel fuel prices. The higher expense was partially offset by fewer independent contractor miles in third quarter 2022. Independent contractor miles decreased approximately 2.4 million miles in third quarter 2022 and as a percentage of total miles were 4.2% in third quarter 2022 compared to 5.5% in third quarter 2021. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.
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
Other operating expenses decreased $4.3 million in third quarter 2022 compared to third quarter 2021 and decreased 0.3% as a percentage of operating revenues. Gains on sales of assets (primarily used tractors and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of assets were $21.5 million in third quarter 2022, compared to $15.3 million in third quarter 2021. We sold more tractors and a similar number of trailers in third quarter 2022 compared to third quarter 2021 and realized higher average gains per tractor and trailer.
Other Expense (Income)
Other expense, net of income, increased $17.4 million in third quarter 2022 compared to third quarter 2021 due primarily to a $16.0 million decrease in the amount of unrealized net gains recognized on our investments in equity securities in third quarter 2022 compared to third quarter 2021 (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report) and a $1.5 million increase in interest expense. Interest expense increased primarily due to higher average debt outstanding and higher interest rates.
Income Tax Expense
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.3% in third quarter 2022 compared to 24.6% in third quarter 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Operating Revenues
Operating revenues increased 23.3% for the nine months ended September 30, 2022, compared to the same period of the prior year. When comparing the first nine months of 2022 to the first nine months of 2021, TTS segment revenues increased $312.1 million, or 21.1%, and Werner Logistics revenues increased $142.5 million, or 32.6%. The higher Logistics revenues resulted from pricing and volume increases and the acquisition of NEHDS. In the TTS segment, trucking revenues, net of fuel surcharge, increased $163.7 million, or 12.6%, due primarily to a 6.2% increase in average revenues per tractor per week and a 6.0% increase in average tractors in service. TTS segment fuel surcharge revenues for the nine months ended September 30, 2022 increased $144.0 million or 86.9% when compared to the same period of the prior year due to higher average diesel fuel prices in the 2022 period.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.3% for the nine months ended September 30, 2022 and 89.3% for the nine months ended September 30, 2021. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 21 through 23 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $110.9 million or 17.1% in the first nine months of 2022 compared to the same period in 2021 and decreased 1.7% as a percentage of operating revenues to 31.3%. The higher dollar amount of salaries, wages and benefits expense in the first nine months of 2022 was due primarily to increased driver pay, including driver pay rate increases and the impact of 13.1 million more company tractor miles in the first nine months of 2022. The increase in salaries, wages and benefits was also due to a larger number of non-driver employees, higher salaries, and higher benefits. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 56.4% as a result of more employees to support the 41% growth of Logistics revenues.
Fuel increased $151.8 million or 87.2% in the first nine months of 2022 compared to the same period in 2021 and increased 4.6% as a percentage of operating revenues due to higher average diesel fuel prices and 13.1 million more company tractor miles in the first nine months of 2022. Average diesel fuel prices were $1.65 per gallon higher in the first nine months of 2022 than in same period in 2021.
Supplies and maintenance increased $35.1 million or 23.0% in the first nine months of 2022 compared to the same period in 2021 and remained flat as a percentage of operating revenues. Supplies and maintenance expense increased due to higher costs for tractor and trailer parts, over-the-road repairs, tires, tolls, and travel.

Insurance and claims increased $32.6 million or 46.2% in the first nine months of 2022 compared to the same period in 2021 and increased 0.6% as a percentage of operating revenues due primarily to a higher amount of unfavorable reserve development, higher expense for new claims, and higher liability insurance premiums. The majority of the higher unfavorable reserve development related to unexpected and unfortunate legal developments for two prior year motor vehicle accidents that have been settled, including a settlement of a lawsuit in Texas arising from a May 24, 2020 accident for which we recognized $9.5 million of insurance and claims expense in second quarter 2022.
Depreciation and amortization expense increased $9.7 million or 4.9% in the first nine months of 2022 compared to the same period in 2021 and decreased 1.5% as a percentage of operating revenues due primarily to higher tractor depreciation on a larger company tractor fleet and depreciation and amortization on tangible and intangible assets recorded in the ECM Associated, LLC (“ECM”) and NEHDS acquisitions, partially offset by the impact of a change in accounting estimate effective January 1, 2022, which decreased depreciation expense by $9.5 million in first nine months of 2022. During the first quarter of 2022, we increased the estimated salvage value of our trailers by $5,000 per trailer due to the ongoing stronger used trailer market and the increasing cost of new trailers.
Rent and purchased transportation expense for the TTS segment increased $10.1 million in the first nine months of 2022 compared to the same period in 2021 due primarily to higher reimbursements to independent contractors because of significantly higher average diesel fuel prices. The higher expense was partially offset by fewer independent contractor miles in the first nine months of 2022. Independent contractor miles decreased approximately 9.9 million miles in the first nine months of 2022 and as a percentage of total miles were 4.4% in the first nine months of 2022 compared to 6.1% in the first nine months of 2021. Werner Logistics purchased transportation expense increased $98.8 million in the first nine months of 2022 as a result of higher logistics revenues and decreased as a percentage of Werner Logistics revenues to 82.6% in the first nine months of 2022 from 86.8% in the same period in 2021 due to improved pricing and the effect of the NEHDS acquisition, as NEHDS utilizes both employees and contracted drive teams.
Other operating expenses decreased $18.7 million in the first nine months of 2022 compared to the same period in 2021 and decreased 0.6% as a percentage of operating revenues due primarily to higher gains on the sales of assets in the first nine months of 2022, partially offset by the impact of a $1.0 million gain from the sale of WGL in first quarter 2021. Gains on sales of assets were $62.7 million in the first nine months of 2022, compared to $40.3 million in the same period in 2021. We realized substantially higher average gains per tractor and trailer due to significantly improved pricing in the market for our used equipment, which we believe is a temporary result of increased demand for used equipment because of production delays limiting availability of new equipment in the industry. We sold fewer tractors and trailers in the first nine months of 2022 than in the same period in 2021.
Other Expense (Income)
Other income, net of expense, decreased $25.1 million in the first nine months of 2022 compared to the same period in 2021 due primarily to a $21.9 million decrease in the amount of unrealized net gains recognized on our investments in equity securities (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report) and a $3.2 million increase in interest expense. Interest expense increased due to higher average debt outstanding and higher interest rates.
Income Tax Expense
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.3% for the first nine months of 2022 compared to 25.0% in the same period in 2021. The lower income tax rate in the first nine months of 2022 was attributed primarily to a higher amount of favorable discrete income tax items in the first nine months of 2022 and the income tax effect of the noncontrolling interest.
Liquidity and Capital Resources:
We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment needed to support business strategies, the performance of the business, capital expenditures, borrowing arrangements, and working capital management. Capital expenditures, business acquisitions, stock repurchases, and dividend payments are components of our cash flow and capital management strategy, which to a large extent, can be adjusted in response to economic and other changes in the business environment. We remain open to considering acquisitions in North America truckload and logistics companies that are both additive to our business and accretive to our earnings. Management’s approach to capital allocation focuses on investing in key priorities that support our business and growth strategies and providing shareholder returns, while funding ongoing operations.
Management believes our financial position at September 30, 2022 is strong. As of September 30, 2022, we had $125.7 million of cash and cash equivalents, prior to the closing payment for Baylor on October 3, 2022, and nearly $1.4 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. In addition, we have two $300.0 million revolving credit facilities, for which our total available borrowing capacity was $161.5 million as of September 30, 2022 (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit agreements). We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facilities will provide sufficient funds to meet our cash requirements and our planned shareholder returns for the foreseeable future.
Item 7 of Part II of our 2021 Form 10-K includes our disclosure of material cash requirements as of December 31, 2021. On March 25, 2022, we entered into a new credit agreement, replacing a previous credit agreement, and we amended an existing credit agreement. These changes increased our borrowing capacity by $200.0 million. See Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further details regarding our debt and the timing of expected future principal payments. Except for the changes related to our credit agreements, there were no other material changes in the nature of these items during the nine months ended September 30, 2022.
Cash Flows
During the nine months ended September 30, 2022, we generated cash flow from operations of $332.7 million, a 31.3% or $79.4 million increase in cash flows compared to the same nine-month period a year ago. The increase in net cash provided by operating activities was due primarily to increased cash flows from working capital. We were able to make net capital expenditures, make additional strategic investments, pay dividends and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our credit facilities.
Net cash used in investing activities was $268.7 million for the nine-month period ended September 30, 2022 compared to $308.9 million during the same period in 2021. Net property additions (primarily revenue equipment) were $254.1 million for the nine-month period ended September 30, 2022, compared to $162.7 million during the same period of 2021. We currently estimate net capital expenditures (primarily revenue equipment) in 2022 to be in the range of $300 million to $325 million, compared to net capital expenditures in 2021 of $193.0 million. We intend to fund these net capital expenditures through cash flow from operations and financing available under our existing credit facilities, if necessary. As of September 30, 2022, we were committed to property and equipment purchases of approximately $177.1 million.
Net financing activities provided $7.5 million during the nine months ended September 30, 2022, and provided $71.9 million during the same period in 2021. We had net borrowings on our debt of $146.3 million during the nine months ended September 30, 2022, increasing our outstanding debt to $573.8 million at September 30, 2022. A portion of the proceeds were used to finance the October 1, 2022 purchase of Baylor. We had net borrowings of $150.0 million during the nine months ended September 30, 2021, which we used to finance the July 1, 2021 purchase of ECM. We paid dividends of $23.9 million in the nine-month period ended September 30, 2022 and $21.1 million during the same period in 2021. We currently plan to continue paying our quarterly dividend, which we have paid quarterly since 1987.

Financing activities for the nine months ended September 30, 2022, also included common stock repurchases of 2,710,304 shares at a cost of $110.4 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. As of September 30, 2022, the Company had purchased 3,688,190 shares pursuant to our current Board of Directors repurchase authorization and had 2,311,810 shares remaining available for repurchase.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of September 30, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $0.7 million and $1.1 million for the third quarter 2022 and 2021, respectively. These were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $150 million of variable interest rate debt outstanding at September 30, 2022, for which the interest rate is effectively fixed at 2.31% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $330 million of variable interest rate debt outstanding at September 30, 2022. Interest rates on the variable rate debt and our unused credit facilities are based on the Secured Overnight Financing Rate (“SOFR”). See Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR interest rate would increase our annual interest expense by approximately $3.3 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On November 9, 2021, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. As of September 30, 2022, the Company had purchased 3,688,190 shares pursuant to this authorization and had 2,311,810 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
The following table summarizes our stock repurchases during third quarter 2022 made pursuant to this authorization. The Company did not purchase any shares during third quarter 2022 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2022	—	$—	—	2,527,014
August 1-31, 2022	—	$—	—	2,527,014
September 1-30, 2022	215,204	$38.51	215,204	2,311,810
Total	215,204	$38.51	215,204

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Condensed Balance Sheets as of September 30, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of September 30, 2022.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: November 4, 2022	By:	/s/ John J. Steele
John J. Steele
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 4, 2022	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary