Form 10-K
period 2022-12-31
WERNER ENTERPRISES INC
filed 2023-02-27
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[Mark one]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.421 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported by Nasdaq).
As of February 9, 2023, 63,248,905 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 9, 2023, are incorporated in Part III of this report.

WERNER ENTERPRISES, INC.

This Annual Report on Form 10-K for the year ended December 31, 2022 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.
Unless otherwise indicated, references to “we,” “us,” “our,” “Company,” or “Werner” mean Werner Enterprises, Inc. and its subsidiaries.
PART I

ITEM 1.	BUSINESS
General
We are a transportation and logistics company engaged primarily in transporting truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Werner Logistics segment. We believe we are one of the largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19. He served as our Chairman until his term ended at the 2021 Annual Meeting of Stockholders, and was then named Chairman Emeritus by the Board of Directors in recognition of his longstanding leadership. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2022, our Truckload Transportation Services (“TTS”) segment had a fleet of 8,600 trucks, of which 8,305 were company-operated and 295 were owned and operated by independent contractors. Our Werner Logistics division operated an additional 39 drayage company trucks and 101 company delivery trucks at the end of 2022. We have historically grown through organic growth, and more recently through a combination of organic growth and four business acquisitions (discussed below). Our business acquisitions expanded our fleet size, customer base, geographic market presence, and network of operational facilities. We remain open to considering acquisitions in North America truckload and logistics companies that are both additive to our business and accretive to our earnings.
We have two reportable segments – TTS and Werner Logistics. Our TTS segment is comprised of Dedicated and One-Way Truckload. Dedicated had 5,450 trucks as of December 31, 2022 and provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload had 3,150 trucks as of December 31, 2022 and includes the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Our TTS fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by the U.S. Department of Transportation (“DOT”) and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service into and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, food and beverage products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.
Our Werner Logistics segment is a non-asset-based transportation and logistics provider. Werner Logistics provides services throughout North America and generates the majority of our non-trucking revenues through three operating units. These three Werner Logistics operating units are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iii) Werner Final Mile (“Final Mile”) offers residential and commercial deliveries of large or heavy items using third-party agents, independent contractors, and Company employees with two-person delivery teams operating a liftgate straight truck. In first quarter 2021, we completed the sale of the Werner Global Logistics (“WGL”) freight forwarding services for international ocean and air shipments to Scan Global Logistics Group. WGL generated revenues of $53 million in 2020. Prior to the sale of WGL, Werner Logistics provided international services throughout North America and Asia, with additional coverage throughout Australia, Europe, South America, and Africa. Werner Logistics had over 70,000 qualified carrier logistics relationships as of December 31, 2022.

Business Acquisitions
2022 Acquisitions
On November 5, 2022, we acquired 100% of the equity interests in Reed Transport Services, Inc. and RTS-TMS, Inc., doing business as ReedTMS Logistics (“ReedTMS”). ReedTMS, based in Tampa, Florida, is an asset-light logistics provider and dedicated truckload carrier that offers a comprehensive suite of freight brokerage and truckload solutions to a diverse customer base. Prior to the acquisition, ReedTMS achieved revenues of $372.0 million for the 12-month period ended September 30, 2022, 90% freight brokerage and 10% trucking. Freight brokerage and truckload revenues generated by ReedTMS are reported in our Werner Logistics segment and in Dedicated within our TTS segment, respectively.
On October 1, 2022, we acquired 100% of the equity interests in FAB9, Inc., doing business as Baylor Trucking, Inc. (“Baylor”). Baylor, based in Milan, Indiana, operates 200 trucks and 980 trailers in the east central and south central United States. Prior to the acquisition, Baylor achieved revenues of $81.5 million for the 12-month period ended August 31, 2022. Revenues generated by Baylor are reported in One-Way Truckload within our TTS segment.
2021 Acquisitions
On November 22, 2021, we acquired 100% of the equity interests in NEHDS Logistics, LLC (“NEHDS”). NEHDS is a final mile residential delivery provider serving customers primarily in the Northeast and Midwest United States markets. NEHDS delivers primarily big and bulky products (primarily furniture and appliances) using 2-person delivery teams performing residential and commercial deliveries. Prior to the acquisition, NEHDS achieved revenues of $71 million for the 12-month period ended September 30, 2021. Revenues generated by NEHDS are reported in Final Mile within our Werner Logistics segment.
On July 1, 2021, we acquired an 80% equity ownership interest in ECM Associated, LLC ("ECM”). ECM provides regional truckload carrier services in the Mid-Atlantic, Ohio and Northeast regions of the United States. Prior to the acquisition, ECM achieved revenues of $108 million in 2020. Revenues generated by ECM are reported in One-Way Truckload within our TTS segment.
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
We operate in the truckload and logistics sectors of the transportation industry. Our TTS segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (expedited) or (iv) conversion of their private fleet to us (dedicated). In 2022, TTS segment revenues accounted for 74% of total operating revenues, Werner Logistics revenues accounted for 24% of total operating revenues, and the remaining 2% was recorded in non-reportable segments. Our Werner Logistics segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, and systems analysis to optimize transportation needs. Werner Logistics services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport, and (iv) final mile. Werner Logistics is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of TTS and Werner Logistics, for the last three years in Note 3 and Note 13 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.
We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our revenues. During 2022, our largest 5, 10, 25 and 50 customers comprised 35%, 46%, 63% and 77% of our revenues, respectively. Our largest customer, Dollar General, accounted for 14% of our total revenues in 2022. Revenues generated by Dollar General are reported in both of our reportable operating segments. The industry groups of our top 50 customers are 60% retail and consumer products, 17% manufacturing/industrial, 15% food and beverage and 8% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. We have longer-term Dedicated customer contracts, most of which are two to five years in length (including some contracts with annual evergreen clauses) and generally may be terminated by either party typically upon a notice period following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts on an annual basis.
Our company and independent contractor tractors are equipped with communication devices. These devices enable us and our drivers to conduct two-way communication using standardized and freeform messages. This technology also allows us to plan and monitor shipment progress. We automatically monitor truck movement and obtain specific data on the location of trucks at fixed intervals. Using the real-time global positioning data obtained from the devices, we have advanced application systems to improve customer and driver service. Examples of such application systems include: (i) an electronic logging system which records and monitors drivers’ hours of service and integrates with our information systems to pre-plan driver shipment assignments based on real-time available driving hours; (ii) software that pre-plans shipments drivers can trade enroute to meet driver home-time needs without compromising on-time delivery schedules; and (iii) automated “possible late load” tracking that informs the operations department of trucks possibly operating behind schedule, allowing us to take preventive measures to avoid late deliveries. In 1998, we began a successful pilot program and subsequently became the first trucking company in the United States to receive an exemption from DOT to use a global positioning-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. We have used electronic logging devices (“ELDs”) to monitor and enforce drivers’ hours of service since 1996. Since January 2021, we have used an untethered, tablet-based telematics solution that provides an enhanced and more efficient driver experience.
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
Human Capital Resources
Employee Count: As of December 31, 2022, we employed 10,249 drivers; 693 mechanics and maintenance associates for the trucking operation; 1,610 office associates for the trucking operation; and 1,748 associates for Werner Logistics, international, driving schools and other non-trucking operations. Most of our associates are based in the U.S., with about 1% based in Mexico and Canada. None of our U.S. or Canadian associates are represented by a collective bargaining unit, and we consider relations with our associates to be good.
Health & Safety: Werner maintains a safety culture that is based on the premise of eliminating workplace incidents, risks and hazards. In 2022, our trucking business achieved its lowest work injury rate in 17 years and we achieved the lowest DOT preventable accident rate per million miles in 10 years. The Werner Safety Department is responsible for all compliance and training issues as it relates to drivers under DOT regulation and Werner policy. Responsibilities of the department include developing and delivering all driver training on items such as safety issues, driver certification, driver testing, and hazmat.
Our strong safety culture is demonstrated by ongoing investments in advanced equipment technologies, which lead to improved safety for our professional drivers. Nearly all of our company-owned trucks have collision-mitigation safety systems, automated manual transmissions, and forward-facing cameras.
During the COVID-19 pandemic, the transportation industry was designated by the U.S. government as an essential industry for keeping the U.S. supply chain moving. Our drivers and mechanics were on the front lines to ensure the delivery of essential products, and we take this responsibility seriously. Our primary focus will always be protecting the health and personal safety of our associates, their families and communities, and our customers. Throughout our offices and terminal network, we follow the safety guidelines set forth by the Centers for Disease Control and Prevention (CDC) and World Health Organization (WHO).
Diversity & Inclusion: At Werner, we support and encourage the diverse voices and perspectives of our associates, our customers and our suppliers. Diversity contributes to innovation and connects us to the many communities we serve. We embrace these values as we move toward an increasingly inclusive culture where every associate feels empowered to bring their whole self to Werner. Through our Inclusion, Diversity, Equity, Accountability & Learning (IDEAL) Council, we are proud to support ten Associate Resource Groups (“ARGs”). These groups support our commitment to promoting and maintaining an inclusive culture for all associates by bringing together individuals from a wide range of backgrounds, experiences and perspectives. The ARGs seek to foster a sense of shared community and empowerment for associates and allies who share and support a common social identity, such as gender, ethnicity and sexual orientation. During 2022, we created an advancement and retention plan, under which new programs are being implemented to increase and elevate women and diverse talent in the management pipeline.
In 2022, Werner, as well as our recently acquired business, ReedTMS, were both recognized among the Top Companies for Women to Work for in Transportation by the Women in Trucking Association. This was Werner’s fifth consecutive year of being recognized. Werner was recognized for our support of gender diversity, flexible hours and work requirements, competitive compensation and benefits, and professional development and career advancement opportunities. We were also recognized by 50/50 Women on BoardsTM as a “3+” company for having three or more women on our corporate board of directors. At Werner, our female driver workforce is double the industry average, and over half of our driver associates are ethnically diverse. Additionally, over half of our non-driver associates and our corporate board of directors are female or ethnically diverse. In 2022, Werner was honored to be recognized as No. 1 on the Top 10 Company Military Friendly® Spouse Employer list and No. 4 on the Top 10 Military Friendly® Employer list by VIQTORY. These serve as Werner’s highest rankings ever received in these categories. Werner was awarded these designations for its commitment, effort and success in creating sustainable and meaningful career paths for the military community. We are widely recognized as a transportation leader in military hiring with veterans and veteran spouses.
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
At times, there are driver shortages in the trucking industry. Availability of experienced drivers can be affected by (i) changes in the demographic composition of the workforce; (ii) alternative employment opportunities other than truck driving that become available in the economy; and (iii) individual drivers’ desire to be home more frequently. We believe that a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations have tightened driver supply.
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
Talent Development: We utilize recent driver training school graduates as a significant source of new drivers. These drivers have completed a training program at a driver training school (including those owned and operated by Werner) and hold a commercial driver’s license (“CDL”). They continue to gain industry experience through our career track program by partnering with a Werner-certified leader prior to that driver becoming a solo driver with their own truck. As mentioned above, the recruiting environment for recent driver training school graduates became even more challenging in 2021 as social distancing requirements, state licensing cut backs and temporary closures limited the number of placement drivers entering our career track program. The availability of these drivers has also been negatively impacted by the decreased availability of student loan financing for driver training schools. At the end of 2022, we operated a total of 23 driver training locations to assist with the training and development of drivers for our company and the industry, and we expect to open one new driver training location during the first half of 2023.
Independent Contractors: We also recognize that independent contractors complement our company-employed drivers. As of December 31, 2022, we had 295 independent contractors. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses. Independent contractors also provide us with another source of drivers to support our fleet. We, along with others in the trucking industry, however, continue to experience independent contractor recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment purchases, continue to make it difficult to recruit and retain independent contractors.

Revenue Equipment
As of December 31, 2022, we operated 8,305 company tractors and 295 tractors owned by independent contractors in our TTS segment. Our Werner Logistics segment operated an additional 39 drayage company tractors and 101 company delivery trucks at the end of 2022. The TTS segment company tractors were primarily manufactured by International (a Navistar company), Freightliner (a Daimler company), Kenworth and Peterbilt (both divisions of PACCAR). The Werner Final Mile company delivery trucks are primarily manufactured by Hino. We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency.
The average age of our TTS segment company truck fleet was 2.3 years at December 31, 2022, compared to 2.2 years at December 31, 2021. The average age of our trailer fleet was 5.0 years at December 31, 2022, compared to 4.5 years at December 31, 2021. Our trucks are equipped with satellite tracking devices, and nearly all of our company-owned trucks have collision mitigation safety systems and automated manual transmissions.
We operated 29,965 trailers at December 31, 2022, comprised of dry vans, flatbeds, temperature-controlled, and other specialized trailers. Most of our company-owned trailers were manufactured by Wabash National Corporation and Great Dane. Nearly all of our dry van trailer fleet consisted of 53-foot composite trailers, and we also provide other trailer lengths to meet the specialized needs of certain customers. Substantially all of our trailers have satellite tracking devices.
Our wholly-owned subsidiary, Werner Fleet Sales, sells our used trucks and trailers. Werner Fleet Sales has been in business since 1992 and operates in seven locations. At times, we may also trade used trucks to original equipment manufacturers when purchasing new trucks.
Fuel
In 2022, we purchased nearly all of our fuel from a predetermined network of fuel truck stops throughout the United States comprised mostly of three large fuel truck stop chains. We negotiate discounted pricing based on historical purchase volumes with these fuel truck stop chains and other factors.
Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase and provide customers with the benefit of lower fuel costs when fuel prices decline. We do not generally recoup higher fuel costs for empty and out-of-route miles (which are not billable to customers) and truck idle time. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
We maintain aboveground and underground fuel storage tanks at some of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.
We are committed to supporting global efforts to reduce carbon emissions and to continually evaluate and identify new environmental initiatives to support global sustainability efforts, including testing of alternative fuels and investing in start-stop idle reduction technology for our trucks. We currently maintain a late-model truck fleet to take advantage of latest technologies to reduce fuel consumption and emissions. Our future environmental goals include doubling intermodal usage by 2030, thereby further reducing emissions, and by 2035, reducing carbon emissions by 55% compared to a 2007 baseline, with 30% or more of all Company truck miles being executed by zero emission vehicles.
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
The U.S. Environmental Protection Agency (“EPA”) and DOT announced in August 2016 Phase 2 of the Greenhouse Gas and Fuel Efficiency Standards for Medium and Heavy-Duty Trucks. The final rule requires a reduction of carbon emissions and fuel savings from engines, vehicles, and new trailers to be phased in over the next decade. In January 2020, EPA announced an Advance Notice of Proposed Rulemaking that would establish new standards for highway heavy-duty engines to lower nitrogen oxide emissions. In August 2021, EPA announced plans to reduce greenhouse gas emissions from Heavy-Duty Trucks through a series of rulemakings over the next three years. In December 2022, EPA adopted its first final rule, which sets stronger emissions standards to reduce air pollution, including pollutants that create ozone and particulate matter, from heavy-duty vehicles and engines starting in model year 2027.
California’s ongoing emissions reduction goals have significantly impacted the industry. The California Air Resources Board regulations not only apply to California intrastate carriers, but also to carriers outside of California who own or dispatch equipment in the state. Werner continues to structure our fleet plans to operate compliant equipment in California. Approximately 4% of our truck miles in 2022 were in the state of California.
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
We are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand, and industry truck capacity. When shipping volumes decline or available truck capacity increases, freight pricing generally becomes more competitive as carriers compete for loads to maintain truck productivity. We may be negatively affected by future economic conditions including employment levels, business conditions, fuel and energy costs, public health crises, interest rates and tax rates. Economic conditions may also impact the financial condition of our customers, resulting in a greater risk of bad debt losses, and that of our suppliers, which may affect negotiated pricing or availability of needed goods and services.
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
Increases in fuel prices and shortages of fuel can be caused by, among other things, changes in macroeconomic and geopolitical conditions. To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
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
A significant portion of our revenue is generated from key customers. During 2022, our largest 5, 10, 25 and 50 customers accounted for 35%, 46%, 63%, and 77% of revenues, respectively. Our largest customer, Dollar General, accounted for 14% of the our total revenues in 2022. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Most of our Dedicated customer contracts are two to five years in length and generally may be terminated by either party typically upon a notice period following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts annually. We cannot provide any assurance that key customer relationships will continue at the same levels. If a key customer substantially reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis and review individual past-due balances and collection concerns. However, a key customer’s financial failure may negatively affect our results of operations.

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
Our results are affected by the success of our operations in Mexico and other foreign countries in which we operate (see Note 13 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but have been largely mitigated by the terms of USMCA for Mexico and Canada. The United States, Canada and Mexico ratified the USMCA as an overhaul and update to NAFTA, and it became effective in July 2020. We believe Werner is one of the largest U.S. based truckload carriers in terms of freight volume shipped to and from the United States and Mexico. There are risks, sometimes unforeseen, associated with international operations. The agreement permitting cross border movements for both United States and Mexican based carriers into the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion on the cross border lanes between countries. At the present time, immigration at the southern border has not negatively affected our operations; however, if the situation intensifies, operations could be affected.
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
We are dependent on our vendors and suppliers. We believe we have good vendor relationships and that we are generally able to obtain favorable pricing and other terms from vendors and suppliers. If we fail to maintain satisfactory relationships with our vendors and suppliers, or if our vendors and suppliers are unable to provide the products and materials we need or experience significant financial problems, we could experience difficulty in obtaining needed goods and services because of production interruptions, limited material availability, or other reasons. Tractor and trailer manufacturers have experienced significant shortages of semiconductor chips and other component parts and supplies, forcing many manufacturers to reduce or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles. Continued shortages of these component parts and supplies could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense, mileage productivity, and driver retention.
We use our information systems extensively for day-to-day operations, and service interruptions or a failure of our information technology infrastructure or a breach of our information security systems, networks or processes could have a material adverse effect on our business.
We depend on the stability, availability and security of our information systems to manage our business. Much of our software was developed internally or by adapting purchased software applications to suit our needs. Our information systems are used for planning loads, communicating with and dispatching drivers and other capacity providers, billing customers, paying vendors and providing financial reports. We rely on strategic vendors for GPS and satellite communication services, which are integrated in our information systems. If any of our critical information systems fail or become unavailable, or those of our service providers, we would have to perform certain functions manually, which could temporarily affect our ability to efficiently manage our operations. We have redundant computer hardware systems to reduce this risk. We also maintain information security policies to protect our systems and data from cyber security events and threats. The security risks associated with information technology systems have increased in recent years because of the increased sophistication, activities and evolving techniques of perpetrators of cyber attacks. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. A failure in or breach of our information technology security systems, or those of our third-

party service providers, as a result of cyber attacks or unauthorized network access could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, increase our costs and/or cause losses and reputational damage. In addition, recently, there has also been heightened regulatory and enforcement focus on data protection in the U.S., and failure to comply with applicable U.S. data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition.
A public health crisis, such as an epidemic, pandemic, or similar outbreak, has had, and may continue to have an adverse impact on our business, as well as the operations of our customers and suppliers.
The COVID-19 pandemic resulted in a slowdown of economic activity and a disruption in supply chains during 2020 and 2021. Our business is sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. Such conditions may also impact the financial condition of our customers, resulting in a greater risk of bad debt losses, and that of our suppliers, which may affect the availability or pricing of needed goods and services. Although we took numerous actions to lessen the adverse impact of the COVID-19 pandemic, our future results could be further impacted by the disruptive effects of a future pandemic or outbreak, including but not limited to adverse effects on freight volumes and pricing and availability of qualified personnel. Such outbreaks could affect our operations and business continuity if a significant number of our essential employees, overall or in a key location, are quarantined from contraction of or exposure to the disease or if future governmental orders prevent our employees or critical suppliers (including individuals that have not received mandated vaccinations) from working. Our compliance with mandates could lead to employee absences, resignations, labor disputes, or work stoppages. The degree of disruption is difficult to predict because of many factors, including the uncertainty surrounding the magnitude and duration of an outbreak, governmental actions that may be imposed, as well as the rate of economic recovery after an outbreak subsides. The unpredictable nature and uncertainty of a public health crisis could also magnify other risk factors disclosed above and makes it impractical to identify all potential risks.
Risks Related to Laws and Regulations
We operate in a highly regulated industry. Changes in existing regulations or violations of existing or future regulations could adversely affect our operations and profitability.
We are regulated by DOT and its agency, FMCSA, in the United States and similar governmental transportation agencies in foreign countries in which we operate. We are also regulated by agencies in certain U.S. states. These regulatory agencies have the authority to govern transportation-related activities, such as safety, authorization to conduct motor carrier operations and other matters. The Regulations subsection in Item 1 of Part I of this Form 10-K describes several proposed and pending regulations that may have a significant effect on our operations including our productivity, driver recruitment and retention and capital expenditures.
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
Increasing scrutiny from investors and other stakeholders regarding environmental, social, and governance (“ESG”) related matters may have a negative impact on our business.
Companies across all industries are facing increasing scrutiny from investors and other stakeholders related to ESG matters, including practices and disclosures related to environmental stewardship, social responsibility, and diversity, equity and inclusion. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward us, which could have a negative impact on our stock price and our access to and costs of capital.

We have developed certain initiatives and goals relating to ESG matters. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives and goals do not meet the expectations of our investors or other stakeholders, which continue to evolve, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards in a timely manner, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
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
Our headquarters are located on approximately 133 acres near U.S. Interstate 80 west of Omaha, Nebraska, 53 acres of which are undeveloped. Our headquarter facilities have suitable space available to accommodate planned needs for at least the next three to five years. We also have several terminals throughout the United States, consisting of office and/or maintenance facilities. In addition, we own parcels of land in several locations in the United States for future terminal development. Our terminal locations are described below:

Location	Owned or Leased	Description	Segment
Omaha, Nebraska	Owned	Corporate headquarters, maintenance, truck sales	TTS, Werner Logistics, Corporate
Omaha, Nebraska	Owned	Disaster recovery, warehouse	Corporate
Phoenix, Arizona	Owned	Office, maintenance	TTS
West Memphis, Arkansas	Owned	Office, maintenance	TTS
Fontana, California	Owned	Office, maintenance, truck sales, driver training school	TTS
Denver, Colorado	Owned	Maintenance	TTS
Lake City, Florida	Owned	Office, maintenance	TTS
Lakeland, Florida	Leased	Maintenance	TTS
Atlanta, Georgia	Owned	Office, maintenance, truck sales	TTS
Joliet, Illinois	Owned	Office, maintenance, truck sales	TTS
Milan, Indiana	Owned	Office, maintenance, warehouse	TTS
Brownstown, Michigan	Owned	Maintenance	TTS
Springfield, Ohio	Owned	Office, maintenance	TTS
Easton, Pennsylvania	Owned	Office, maintenance	TTS
Portland, Tennessee	Leased	Office, maintenance	TTS
Dallas, Texas	Owned	Office, maintenance, truck sales, driver training school	TTS
El Paso, Texas	Owned	Office, maintenance	TTS
Laredo, Texas	Owned	Office, maintenance, transloading, truck sales	TTS, Werner Logistics
At December 31, 2022, we leased (i) operational facilities, office space, and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico and Canada. We own (i) a 96-room motel located near our Omaha headquarters; (ii) an 85-room hotel located near our Atlanta terminal; (iii) a 71-room private driver lodging facility at our Dallas terminal; (iv) six operational facilities located in Ohio, Indiana, Pennsylvania and Florida; and (v) a terminal facility in Queretaro, Mexico, which we lease to a third party. The Werner Fleet Sales network has seven locations, which are primarily located in certain terminals listed above. Our driver training schools operate in 23 locations in the United States, two of which are located in certain terminals listed above, seven are located in company-owned facilities, and 14 are located in leased facilities.

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
Common Stock
Our common stock trades on the NASDAQ Global Select MarketSM tier of the Nasdaq Stock Market under the symbol “WERN”. As of February 9, 2023, our common stock was held by 432 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have paid cash dividends on our common stock following each fiscal quarter since the first payment in July 1987. Our current quarterly dividend rate is $0.13 per common share. We currently intend to continue paying a regular quarterly dividend. We do not currently anticipate any restrictions on our future ability to pay such dividends. However, we cannot give any assurance that dividends will be paid in the future or of the amount of any such quarterly or special dividends because they are dependent on our earnings, financial condition, and other factors.
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

250
225
200
175
150
125
100
75
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Werner Enterprises, Inc. (WERN)
Standard & Poor's 500
Peer Group

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Werner Enterprises, Inc. (WERN)	$100	$77	$108	$118	$145	$124
Standard & Poor’s 500	$100	$96	$126	$149	$192	$157
2022 Peer Group	$100	$80	$107	$142	$231	$189
Assuming the investment of $100 on December 31, 2017, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and our Peer Group over the same period. Our Peer Group includes companies similar to us in the transportation industry and has the following companies: ArcBest; Covenant Logistics Group; Forward Air; Heartland Express; Hub Group; JB Hunt; Knight-Swift Transportation; Landstar System; Marten Transport; Old Dominion Freight Line; Saia; Schneider National; US Xpress; and Yellow Corporation. Our stock price was $40.26 as of December 30, 2022 (the last business day of fiscal year 2022). This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 9, 2021, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. As of December 31, 2022, the Company had purchased 3,688,190 shares pursuant to this authorization and had 2,311,810 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during fourth quarter 2022 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

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
Business Acquisitions:
We recently acquired the following entities:
•100% of ReedTMS on November 5, 2022. Freight brokerage and truckload revenues generated by ReedTMS are reported in our Werner Logistics segment and in Dedicated within our TTS segment, respectively.
•100% of Baylor on October 1, 2022. Revenues generated by Baylor are reported in One-Way Truckload within our TTS segment.
•100% of NEHDS on November 22, 2021. Revenues generated by NEHDS are reported in Final Mile within our Werner Logistics segment.
•80% of ECM on July 1, 2021. Revenues generated by ECM are reported in One-Way Truckload within our TTS segment.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for 2022 to 2021, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.
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
At the end of 2022, we believe we are well positioned with a strong balance sheet and sufficient liquidity. Our debt is at $694 million, or a net debt ratio (debt less cash) of 1.0 times earnings before interest, income taxes, depreciation and amortization for the year ended December 31, 2022. We had available liquidity of $523 million, considering cash on hand and available borrowing capacity of $416 million. As of December 31, 2022, we were in compliance with our debt covenants and expect to continue to be in compliance in 2023. We currently plan to continue paying our quarterly dividend, which we have paid quarterly since 1987. This cash outlay currently results in slightly more than $8 million per quarter. Net capital expenditures (primarily revenue equipment) in 2023 currently are expected to be in the range of $350 million to $400 million.

Results of Operations:
The following table sets forth the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2022		2021		Percentage Change in Dollar Amounts
(in thousands)	$	%	$	%	%
Operating revenues	$3,289,978	100.0	$2,734,372	100.0	20.3

Operating expenses:
Salaries, wages and benefits	1,020,609	31.0	895,012	32.7	14.0
Fuel	437,299	13.3	245,866	9.0	77.9
Supplies and maintenance	253,096	7.7	206,701	7.6	22.4
Taxes and licenses	97,929	3.0	96,095	3.5	1.9
Insurance and claims	147,365	4.5	98,658	3.6	49.4
Depreciation and amortization	279,923	8.5	267,700	9.8	4.6
Rent and purchased transportation	777,464	23.6	641,159	23.4	21.3
Communications and utilities	15,856	0.5	13,460	0.5	17.8
Other	(62,639)	(1.9)	(39,425)	(1.4)	58.9
Total operating expenses	2,966,902	90.2	2,425,226	88.7	22.3
Operating income	323,076	9.8	309,146	11.3	4.5
Total other income, net	(1,710)	(0.1)	(36,869)	(1.4)	(95.4)
Income before income taxes	324,786	9.9	346,015	12.7	(6.1)
Income tax expense	79,206	2.4	84,537	3.1	(6.3)
Net income	245,580	7.5	261,478	9.6	(6.1)
Net income attributable to noncontrolling interest	(4,324)	(0.2)	(2,426)	(0.1)	78.2
Net income attributable to Werner	$241,256	7.3	$259,052	9.5	(6.9)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	2022		2021
TTS segment (in thousands)	$	%	$	%	% Chg
Trucking revenues, net of fuel surcharge	$1,982,639		$1,789,148		10.8%
Trucking fuel surcharge revenues	419,240		234,164		79.0%
Non-trucking and other operating revenues	26,807		21,761		23.2%
Operating revenues	2,428,686	100.0	2,045,073	100.0	18.8%
Operating expenses	2,134,131	87.9	1,763,250	86.2	21.0%
Operating income	$294,555	12.1	$281,823	13.8	4.5%

TTS segment	2022	2021	% Chg
Average tractors in service	8,437	7,982	5.7%
Average revenues per tractor per week (1)	$4,519	$4,311	4.8%
Total tractors (at year end)
Company	8,305	8,050	3.2%
Independent contractor	295	290	1.7%
Total tractors	8,600	8,340	3.1%
Total trailers (at year end)	27,650	25,760	7.3%

One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$766,013	$710,673	7.8%
Average tractors in service	3,153	2,942	7.2%
Total tractors (at year end)	3,150	3,105	1.4%
Average percentage of empty miles	12.70%	11.25%	12.9%
Average revenues per tractor per week (1)	$4,672	$4,645	0.6%
Average % change in revenues per total mile (1)	8.6%	17.3%
Average % change in total miles per tractor per week	(7.4)%	(8.2)%
Average completed trip length in miles (loaded)	675	786	(14.1)%

Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$1,216,626	$1,078,475	12.8%
Average tractors in service	5,284	5,040	4.8%
Total tractors (at year end)	5,450	5,235	4.1%
Average revenues per tractor per week (1)	$4,428	$4,116	7.6%
(1)Net of fuel surcharge revenues

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	2022		2021
Werner Logistics segment (in thousands)	$	%	$	%	% Chg
Operating revenues	$793,492	100.0	$622,461	100.0	27.5%
Operating expenses:
Purchased transportation expense	653,185	82.3	535,379	86.0	22.0%
Other operating expenses	104,123	13.1	59,209	9.5	75.9%
Total operating expenses	757,308	95.4	594,588	95.5	27.4%
Operating income	$36,184	4.6	$27,873	4.5	29.8%

Werner Logistics segment	2022	2021	% Chg
Average tractors in service	52	41	26.8%
Total tractors (at year end)	39	55	(29.1)%
Total trailers (at year end)	2,315	1,465	58.0%
2022 Compared to 2021
Operating Revenues
Operating revenues increased 20.3% in 2022 compared to 2021. When comparing 2022 to 2021, TTS segment revenues increased $383.6 million, or 18.8%. Revenues for the Werner Logistics segment increased $171.0 million or 27.5%.
Dedicated continues to experience strong demand from the majority of our long-term customers, and our Dedicated pipeline of new opportunities remains strong. In the current freight market, there are fewer project and surge freight opportunities in One-Way Truckload and Logistics compared to record high levels a year ago. We expect that the 2023 freight market will be challenging in the first half of the year, and then gradually begin to show improvement in the second half of the year, as capacity exits the market and retail inventory resets to normalized levels.
Trucking revenues, net of fuel surcharge, increased 10.8% in 2022 compared to 2021 due to a 5.7% increase in the average number of tractors in service and a 4.8% increase in average revenues per tractor per week, net of fuel surcharge. The increase in average revenues per tractor per week, net of fuel surcharge was due primarily to improved pricing in both Dedicated and One-Way Truckload, partially offset by a decline in miles per tractor. The decline in miles per tractor resulted from several factors, including a lower length of haul due to freight mix, growth in Dedicated, the impact of our acquisitions which have a more regional footprint, and more tractor down time early in the year due to equipment parts shortages and COVID issues. We expect total miles per tractor per week for the One-Way Truckload fleet in 2023 to be comparable to 2022, and we expect a gradually improving pricing environment during the second half of 2023. Considering the freight market outlook, we expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet to decline in a range of 3% to 6% in the first half of 2023 when compared to the first half of 2022, and we expect Dedicated average revenues per tractor per week, net of fuel surcharge, to increase in a range of 0% to 3% in 2023 compared to 2022.
The average number of tractors in service in the TTS segment increased 5.7% to 8,437 in 2022 compared to 7,982 in 2021. We ended 2022 with 8,600 tractors in the TTS segment, a year-over-year increase of 260 tractors. The increase in end of period tractors was due primarily to tractors acquired in the fourth quarter 2022 Baylor and ReedTMS acquisitions, which also contributed to the increase in the average number of tractors in service along with the full year impact in 2022 of the July 1, 2021 ECM acquisition. Our Dedicated unit ended 2022 with 5,450 tractors (or 63% of our total TTS segment fleet) compared to 5,235 tractors at the end of 2021. We currently expect our fleet size at the end of 2023 to be in a range of 1% to 4% higher when compared to the fleet size at the end of 2022, with the majority of the growth planned for our Dedicated unit in the second half of the year. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues increased 79.0% to $419.2 million in 2022 from $234.2 million in 2021 due primarily to higher average diesel fuel prices, driven by impacts of the war in Ukraine early in the year. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three operating units, following the sale of its WGL freight forwarding services for international ocean and air shipments in first quarter 2021. Werner Logistics revenues exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $5.2 million in 2022 and $0.9 million in 2021 for movements performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics revenues increased 27.5% to $793.5 million in 2022 from $622.5 million in 2021 due primarily to volume growth in Truckload Logistics, which includes eight weeks of the acquired ReedTMS business, a $74.8 million increase in Final Mile revenues primarily due to the impact of NEHDS acquired in November 2021, and higher pricing in Intermodal. Truckload Logistics revenues (67% of total Logistics revenues), including ReedTMS, increased 24% due to a 20% increase in volume and a 4% increase in revenues per shipment. Intermodal revenues (22% of total Logistics revenues) increased 6% due to a 23% increase in revenues per shipment, partially offset by a 17% decline in shipment volume. Werner Logistics operating income increased to $36.2 million in 2022 compared to $27.9 million in 2021 and operating margin percentage increased to 4.6% in 2022 from 4.5% in 2021. During 2022 we experienced fewer premium pop-up freight opportunities, Intermodal customer and market challenges, softening demand and start up costs in Final Mile. Werner Logistics revenues were 24% of total operating revenues in 2022. Including our recent acquisition of ReedTMS, we expect Werner Logistics revenues in 2023 will grow to over 30% of total operating revenues.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 90.2% in 2022 compared to 88.7% in 2021. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 18 through 20 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $125.6 million or 14.0% in 2022 compared to 2021 and decreased 1.7% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense in 2022 was due primarily to increased driver pay, including driver pay rate increases and the impact of 18.0 million more company tractor miles in 2022. In August 2021, we implemented driver pay increases of approximately $11 million annually in our One-Way Truckload fleet. Within Dedicated, we continue to implement driver pay increases as needed. The increase in salaries, wages and benefits was also due to a larger number of non-driver employees, higher salaries, and higher benefits. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 58.4% as a result of more employees to support the 27.5% growth of Logistics revenues.
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

Fuel increased $191.4 million or 77.9% in 2022 compared to 2021 and increased 4.3% as a percentage of operating revenues due to higher average diesel fuel prices and 18.0 million more company tractor miles in 2022. Average diesel fuel prices, excluding fuel taxes, for the full year 2022 were $1.55 higher than the full year 2021, a 71% increase.
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
Through February 17, the average diesel fuel price per gallon in 2023 was approximately 47 cents higher than the average diesel fuel price per gallon in the same period of 2022 and approximately 7 cents higher than the average for first quarter 2022.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $46.4 million or 22.4% in 2022 compared to 2021 and increased 0.1% as a percentage of operating revenues. Supplies and maintenance expense increased due to higher costs for tractor and trailer parts, tires, and over-the-road repairs resulting from inflationary cost increases, as well as higher costs for tolls and travel post-COVID. The average age of our tractors and trailers increased by 0.1 years and 0.5 years at December 31, 2022 compared to December 31, 2021, respectively, primarily due to limited new equipment availability. While it remains difficult to obtain new tractors and trailers, we anticipate that new tractor and trailer production will show modest improvement in 2023. Operating older equipment has a direct impact on our supplies and maintenance costs.
Insurance and claims increased $48.7 million or 49.4% in 2022 compared to 2021 and increased 0.9% as a percentage of operating revenues, due primarily to a higher amount of unfavorable reserve development, higher expense for new claims, and higher liability insurance premiums. The majority of the higher unfavorable reserve development related to unexpected and unfortunate legal developments for prior year motor vehicle accidents that have been settled, including a settlement of a lawsuit in Texas arising from a May 24, 2020 accident for which we recognized $9.5 million of insurance and claims expense in 2022. We also incurred insurance and claims expense of $5.4 million and $5.1 million in 2022 and 2021, respectively, for accrued interest related to a previously-disclosed adverse jury verdict rendered on May 17, 2018, which we are appealing (see Note 12 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K). Interest is accrued at $0.5 million per month, until such time as the outcome of our appeal is finalized. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. In 2022, we achieved our lowest DOT preventable accident rate per million miles in the last 10 years. Over the longer term, we expect our accident per million miles performance will improve our insurance and claims experience. While we cannot ignore the increasing trend of high dollar verdicts and settlements, we expect our 2023 insurance and claims expense to moderate from 2022.
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
Depreciation and amortization expense increased $12.2 million or 4.6% in 2022 compared to 2021 and decreased 1.3% as a percentage of operating revenues due primarily to higher tractor depreciation on a larger company tractor fleet and depreciation and amortization on tangible and intangible assets recorded in our business acquisitions, partially offset by the impact of a change in accounting estimate effective January 1, 2022, due to the ongoing stronger used trailer market and the increasing cost of new trailers, which decreased trailer depreciation expense by $12.7 million in 2022.
The average age of our tractor fleet remains low by industry standards and was 2.3 years as of December 31, 2022, and the average age of our trailers was 5.0 years. We continued to invest in new tractors and trailers and our terminals in 2022 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. In 2023, we expect to slightly lower the average age of our tractor fleet and maintain the average age of our trailer fleet.
Rent and purchased transportation expense increased $136.3 million or 21.3% in 2022 compared to 2021 and increased 0.2% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics purchased transportation expense increased $117.8 million as a result of higher logistics revenues, which includes 8 weeks of the acquired ReedTMS logistics business, and decreased to 82.3% as a percentage of Werner Logistics revenues in 2022 from 86.0% in 2021 due to improved pricing and the effect of the NEHDS acquisition, as NEHDS utilizes both employees and contracted drive teams.
Rent and purchased transportation expense for the TTS segment increased $17.5 million in 2022 compared to 2021 due primarily to higher reimbursements to independent contractors because of significantly higher average diesel fuel prices. The higher expense was partially offset by fewer independent contractor miles in 2022. Independent contractor miles decreased 10.0 million miles in 2022 and as a percentage of total miles were 4.5% in 2022 compared to 5.8% in 2021. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.
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
Other operating expenses decreased $23.2 million in 2022 compared to 2021 and decreased 0.5% as a percentage of operating revenues due primarily to higher gains on sales of property and equipment (primarily used tractors and trailers) and a $2.5 million reversal of the contingent consideration recorded in the NEHDS acquisition because the financial performance goals in 2022 were not achieved, partially offset by the impact of a $1.0 million gain from the sale of WGL in first quarter 2021. Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $88.6 million in 2022, compared to $61.5 million in 2021. In 2022, we sold fewer tractors and trailers than in 2021. We realized substantially higher average gains per tractor and trailer sold in 2022 due to significantly improved pricing in the market for our used equipment, which we believe is a result of increased demand for previously used equipment because of production delays limiting availability of new equipment in the industry. In 2023, we anticipate the used truck and trailer market will weaken, as we expect a greater number of small carriers to exit the trucking industry due to lower spot rates and much higher operating costs. As a result, we expect our gains on sales of property and equipment in 2023 to decrease to between $30 million and $50 million.
Other Income, Net
Other income, net of expense, decreased $35.2 million in 2022 compared to 2021 due primarily to a $28.1 million decrease in the amount of unrealized net gains recognized on our investments in equity securities (see Note 7 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K) and a $7.4 million increase in interest expense. Interest expense increased primarily due to higher average debt outstanding and higher interest rates. In 2023, we expect interest expense will be higher than in 2022, primarily due to higher interest rates, as well as maintaining a higher debt level.
Income Tax Expense
Income tax expense decreased $5.3 million in 2022 compared to 2021, due to lower pre-tax income. The effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.4% in 2022 and 2021. We currently estimate our full year 2023 effective income tax rate to be approximately 24.0% to 25.0%.
2021 Compared to 2020
For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2021 to the fiscal year ended December 31, 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in

the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on February 28, 2022.
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
Management believes our financial position at December 31, 2022 is strong. As of December 31, 2022, we had $107.2 million of cash and cash equivalents and over $1.4 billion of stockholders’ equity. Cash is invested primarily in government portfolio money market funds. In addition, we have a $1.075 billion credit facility, for which our total available borrowing capacity was $416.2 million as of December 31, 2022. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facility will provide sufficient funds to meet our cash requirements and our planned shareholder returns for the foreseeable future.
Our material cash requirements include the following contractual and other obligations.
•Debt Obligations and Interest Payments – As of December 31, 2022, we had outstanding debt with an aggregate principal amount of $693.8 million, with $6.3 million payable within 12 months. Future interest payments associated with our debt obligations are estimated to be $136.0 million through 2027, with $31.3 million payable within 12 months. See Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our debt and the timing of expected future principal payments.
•Operating Leases – We have entered into operating leases primarily for real estate. As of December 31, 2022, we had fixed lease payment obligations of $46.6 million, with $10.6 million payable within 12 months. See Note 5 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our lease obligations and the timing of expected future payments.
•Purchase Obligations – As of December 31, 2022, we have committed to property and equipment purchases of approximately $278.6 million within the next 12 months.
In addition to our cash requirements, the Board of Directors has authorized us to deliver value to shareholders through stock repurchases and quarterly cash dividends. The stock repurchase program does not obligate the Company to acquire any specific number of shares. We plan to continue paying a quarterly dividend, which currently results in a cash outlay of slightly more than $8 million per quarter.
Cash Flows
We generated cash flow from operations of $448.7 million during 2022 compared to $332.8 million during 2021. The increase in net cash provided by operating activities was due primarily to working capital changes resulting from growth in accounts receivable during 2021. We were able to make net capital expenditures, make additional strategic investments, pay dividends, and repurchase Company stock with the net cash provided by operating activities and existing cash balances, supplemented by net borrowings under our credit facilities.
Net cash used in investing activities was $514.3 million during 2022 compared to $397.3 million during 2021. Net cash invested in our business acquisitions was $184.1 million during 2022 compared to $201.8 million during 2021. Net property and equipment additions (primarily revenue equipment) were $317.6 million during 2022 compared to $193.0 million during 2021. We currently estimate net capital expenditures (primarily revenue equipment) in 2023 to be in the range of $350 million to $400 million. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facilities, if necessary.
Net cash provided by financing activities was $118.0 million during 2022 compared to $89.7 million during 2021. We had net borrowings of $266.3 million during 2022, increasing our outstanding debt to $693.8 million at December 31, 2022. A portion of the proceeds were used to finance our Baylor and ReedTMS acquisitions. We had net borrowings of $227.5 million during 2021, which were primarily used to finance our ECM and NEHDS acquisitions. We paid dividends of $32.2 million during 2022 and $29.1 million during 2021. We increased our quarterly dividend rate by $0.01 per share, or 8%, beginning with the quarterly dividend paid in July 2022.

Financing activities for 2022 also included common stock repurchases of 2,710,304 shares at a cost of $110.4 million. We repurchased 2,297,911 shares during 2021 at a cost of $104.4 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. On November 9, 2021, our Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. As of December 31, 2022, the Company had purchased 3,688,190 shares pursuant to this authorization and had 2,311,810 shares remaining available for repurchase.
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
Estimates of accrued liabilities for insurance and claims for bodily injury, property damage and workers’ compensation is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements. The accruals for bodily injury, property damage and workers’ compensation (current and non-current) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, we make judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity, and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. An independent actuary reviews our calculation of the undiscounted self-insurance reserves for bodily injury and property damage claims and workers’ compensation claims at year-end. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim. We have not made any material changes in the accounting methodology or assumptions used to calculate our accrued liabilities for insurance and claims for bodily injury, property damage, and workers’ compensation during the past three years. At December 31, 2022 and 2021, we had an accrual of $323.6 million and $309.8 million, respectively, for estimated insurance and claims for (i) cargo loss and damage, (ii) bodily injury and property damage, (iii) group health, and (iv) workers’ compensation claims not covered by insurance. A 10% change in actuarial estimates at December 31, 2022, would have changed our insurance and claims accrual by approximately $30.3 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of December 31, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $2.4 million for the year ended December 31, 2022 and foreign currency translation losses were $1.4 million for the year ended December 31, 2021, and were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated balance sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 19.36 Pesos to $1.00 at December 31, 2022 compared to 20.58 Pesos to $1.00 at December 31, 2021.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $150.0 million of variable interest rate debt outstanding at December 31, 2022, for which the interest rate is effectively fixed at 2.78% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $450.0 million of variable interest rate debt outstanding at December 31, 2022. The interest rates on our unused credit facility are based on Secured Overnight Financing Rate (“SOFR”). See Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our debt. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR interest rate would increase our annual interest expense by approximately $4.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Werner Enterprises, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and temporary equity - redeemable noncontrolling interest, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes and financial statement schedule II valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of insurance and claims accruals
As discussed in Note 1 to the consolidated financial statements, the Company estimates the insurance and claims accruals related to (1) cargo loss and damage, (2) bodily injury and property damage, (3) group health, and (4) workers’ compensation claims not covered by insurance. The Company’s current and non-current insurance and claims accruals were $78.6 million and $244.9 million, respectively. The accruals specifically for bodily injury, property damage, and workers’ compensation are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, the Company makes judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. The Company has an independent actuary review their calculation of these undiscounted insurance and claims accruals.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to these insurance and claims accruals, including controls related to the determination of loss development factors used to determine these insurance and claims accruals. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•assessing the models used by the Company to determine these insurance and claims accruals for consistency with generally accepted actuarial standards
•assessing the determination of loss development factors used in the models for consistency with historical Company data and company-specific trends
•developing an independent expectation of the Company’s insurance and claims accruals and comparing to the Company’s estimate.
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
Omaha, Nebraska
February 27, 2023

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
Operating revenues	$3,289,978	$2,734,372	$2,372,178
Operating expenses:
Salaries, wages and benefits	1,020,609	895,012	795,847
Fuel	437,299	245,866	157,124
Supplies and maintenance	253,096	206,701	175,842
Taxes and licenses	97,929	96,095	95,746
Insurance and claims	147,365	98,658	109,816
Depreciation and amortization	279,923	267,700	263,286
Rent and purchased transportation	777,464	641,159	519,184
Communications and utilities	15,856	13,460	14,474
Other	(62,639)	(39,425)	13,421
Total operating expenses	2,966,902	2,425,226	2,144,740
Operating income	323,076	309,146	227,438
Other expense (income):
Interest expense	11,828	4,423	4,215
Interest income	(1,731)	(1,211)	(1,634)
Gain on investments in equity securities, net	(12,195)	(40,317)	—
Other	388	236	163
Total other expense (income)	(1,710)	(36,869)	2,744
Income before income taxes	324,786	346,015	224,694
Income tax expense	79,206	84,537	55,616
Net income	245,580	261,478	169,078
Net income attributable to noncontrolling interest	(4,324)	(2,426)	—
Net income attributable to Werner	$241,256	$259,052	$169,078
Earnings per share:
Basic	$3.76	$3.84	$2.45
Diluted	$3.74	$3.82	$2.44
Weighted-average common shares outstanding:
Basic	64,125	67,434	69,018
Diluted	64,579	67,855	69,427
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2022	2021	2020
Net income	$245,580	$261,478	$169,078
Other comprehensive income (loss):
Foreign currency translation adjustments	2,426	(1,381)	(2,867)
Change in fair value of interest rate swaps, net of tax	6,886	3,610	(5,238)
Other comprehensive income (loss)	9,312	2,229	(8,105)
Comprehensive income	254,892	263,707	160,973
Comprehensive income attributable to noncontrolling interest	(4,324)	(2,426)	—
Comprehensive income attributable to Werner	$250,568	$261,281	$160,973
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$107,240	$54,196
Accounts receivable, trade, less allowance of $10,271 and $9,169, respectively	518,815	460,518
Other receivables	29,875	24,449
Inventories and supplies	14,527	11,140
Prepaid taxes, licenses and permits	17,699	17,549
Other current assets	74,459	63,361
Total current assets	762,615	631,213
Property and equipment, at cost:
Land	100,594	77,172
Buildings and improvements	309,241	287,331
Revenue equipment	2,169,172	1,910,874
Service equipment and other	306,634	282,448
Total property and equipment	2,885,641	2,557,825
Less – accumulated depreciation	1,060,365	944,582
Property and equipment, net	1,825,276	1,613,243
Goodwill	132,717	74,618
Intangible assets, net	81,502	55,315
Other non-current assets	295,145	229,324
Total assets	$3,097,255	$2,603,713
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,483	$93,987
Current portion of long-term debt	6,250	5,000
Insurance and claims accruals	78,620	72,594
Accrued payroll	49,793	44,333
Accrued expenses	20,358	28,758
Other current liabilities	30,016	24,011
Total current liabilities	309,520	268,683
Long-term debt, net of current portion	687,500	422,500
Other long-term liabilities	59,677	43,314
Insurance and claims accruals, net of current portion	244,946	237,220
Deferred income taxes	313,278	268,499
Total liabilities	1,614,921	1,240,216
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	38,699	35,947
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 63,223,003 and 65,790,112 shares outstanding, respectively	805	805
Paid-in capital	129,837	121,904
Retained earnings	1,875,873	1,667,104
Accumulated other comprehensive loss	(11,292)	(20,604)
Treasury stock, at cost; 17,310,533 and 14,743,424 shares, respectively	(551,588)	(441,659)
Total stockholders’ equity	1,443,635	1,327,550
Total liabilities, temporary equity and stockholders’ equity	$3,097,255	$2,603,713
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$245,580	$261,478	$169,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279,923	267,700	263,286
Deferred income taxes	42,553	29,488	(10,233)
Gain on disposal of property and equipment	(88,564)	(60,528)	(11,271)
Non-cash equity compensation	12,486	10,807	8,903
Insurance and claims accruals, net of current portion	7,726	5,582	3,420
Gain on investments in equity securities, net	(12,195)	(40,317)	—
Other	(13,295)	(3,105)	13,641
Changes in certain working capital items:
Accounts receivable, net	3,174	(101,007)	(18,258)
Other current assets	(18,333)	(27,903)	(7,390)
Accounts payable	(3,665)	14,742	(2,483)
Other current liabilities	(6,679)	(24,118)	37,216
Net cash provided by operating activities	448,711	332,819	445,909
Cash flows from investing activities:
Additions to property and equipment	(507,252)	(370,850)	(413,065)
Proceeds from sales of property and equipment	189,673	177,801	146,824
Net cash invested in acquisitions	(184,118)	(201,845)	—
Investment in equity securities	(20,250)	(10,000)	(5,000)
Decrease in notes receivable	7,614	7,593	7,966
Net cash used in investing activities	(514,333)	(397,301)	(263,275)
Cash flows from financing activities:
Repayments of short-term debt	(3,750)	(27,500)	(90,000)
Proceeds from issuance of short-term debt	—	5,000	40,000
Repayments of long-term debt	(100,000)	—	(50,000)
Proceeds from issuance of long-term debt	370,000	250,000	—
Dividends on common stock	(32,162)	(29,083)	(24,888)
Repurchases of common stock	(110,400)	(104,444)	(56,521)
Tax withholding related to net share settlements of restricted stock awards	(4,082)	(4,270)	(4,553)
Distribution to noncontrolling interest	(1,572)	(35)	—
Net cash provided by (used in) financing activities	118,034	89,668	(185,962)
Effect of exchange rate fluctuations on cash	632	(324)	(780)
Net increase (decrease) in cash and cash equivalents	53,044	24,862	(4,108)
Cash and cash equivalents, beginning of period	54,196	29,334	33,442
Cash and cash equivalents, end of period	$107,240	$54,196	$29,334
Supplemental disclosures of cash flow information:
Interest paid	$11,186	$4,228	$4,415
Income taxes paid	40,313	81,185	54,173
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$5,577	$5,953	$3,441
Change in fair value of interest rate swaps	6,886	3,610	(5,238)
Property and equipment acquired included in accounts payable	5,937	7,124	12,250
Property and equipment disposed included in other receivables	110	—	30
Dividends accrued but not yet paid at end of period	8,220	7,895	6,114
Noncontrolling interest associated with acquisition	—	33,556	—
Contingent consideration associated with acquisition	13,400	2,500	—
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2019	$805	$112,649	$1,294,608	$(14,728)	$(282,326)	$1,111,008	$—
Net income attributable to Werner	—	—	169,078	—	—	169,078	—
Other comprehensive loss	—	—	—	(8,105)	—	(8,105)	—
Purchase of 1,482,992 shares of common stock	—	—	—	—	(56,521)	(56,521)	—
Dividends on common stock ($0.36 per share)	—	—	(24,770)	—	—	(24,770)	—
Equity compensation activity, 170,193 shares	—	(5,513)	—	—	960	(4,553)	—
Non-cash equity compensation expense	—	8,903	—	—	—	8,903	—
BALANCE, December 31, 2020	805	116,039	1,438,916	(22,833)	(337,887)	1,195,040	—
Net income attributable to Werner	—	—	259,052	—	—	259,052	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	2,426
Other comprehensive income	—	—	—	2,229	—	2,229	—
Purchase of 2,297,911 shares of common stock	—	—	—	—	(104,444)	(104,444)	—
Dividends on common stock ($0.46 per share)	—	—	(30,864)	—	—	(30,864)	—
Equity compensation activity, 156,297 shares	—	(4,942)	—	—	672	(4,270)	—
Non-cash equity compensation expense	—	10,807	—	—	—	10,807	—
Investment in noncontrolling interest	—	—	—	—	—	—	35,322
Purchase accounting adjustments	—	—	—	—	—	—	(1,766)
Distribution to noncontrolling interest	—	—	—	—	—	—	(35)
BALANCE, December 31, 2021	805	121,904	1,667,104	(20,604)	(441,659)	1,327,550	35,947
Net income attributable to Werner	—	—	241,256	—	—	241,256	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	4,324
Other comprehensive income	—	—	—	9,312	—	9,312	—
Purchase of 2,710,304 shares of common stock	—	—	—	—	(110,400)	(110,400)	—
Dividends on common stock ($0.51 per share)	—	—	(32,487)	—	—	(32,487)	—
Equity compensation activity, 143,195 shares	—	(4,553)	—	—	471	(4,082)	—
Non-cash equity compensation expense	—	12,486	—	—	—	12,486	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,572)
BALANCE, December 31, 2022	$805	$129,837	$1,875,873	$(11,292)	$(551,588)	$1,443,635	$38,699
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
Nature of Business: The Company is a truckload transportation and logistics provider operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. Our ten largest customers comprised 46% of our revenues for the year ended December 31, 2022, and 49% for the years ended December 31, 2021 and 2020. Our largest customer, Dollar General, accounted for 14% of our total revenues in 2022 and 2021, and 12% in 2020. Revenues generated by Dollar General are reported in both of our reportable operating segments. Dollar General accounted for 13% and 16% of our accounts receivable, trade balance as of December 31, 2022 and 2021, respectively.
Use of Management Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) reported amounts of revenues and expenses during the reporting period. The most significant estimates that affect our financial statements include the accrued liabilities for insurance and claims and useful lives and salvage values of property and equipment. Actual results could differ from those estimates.
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
Property, Equipment, and Depreciation: Additions and improvements to property and equipment are capitalized at cost, while maintenance and repair expenditures are charged to operations as incurred. Gains and losses on the sale or exchange of property and equipment are recorded in other operating expenses.
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

	Lives	Salvage Values
Building and improvements	30 years	0%
Tractors	80 months	$0 - $10,000
Trailers	12 years	$6,000
Service and other equipment	3-10 years	0%
Depreciation expense was $273.8 million, $265.8 million, and $263.3 million for the years ended December 31, 2022, 2021, and 2020 respectively, and is reported in depreciation and amortization on the consolidated statements of income.

Due to the ongoing stronger used trailer market and the increasing cost of new trailers, a change in accounting estimate was made during the first quarter of 2022, which decreased depreciation expense by $12.7 million in 2022. During first quarter 2020, we changed the estimated life of certain trucks expected to be sold in 2020 to more rapidly depreciate the trucks to their estimated residual values due to the weak used truck market. The effect of this change in accounting estimate was a $9.6 million increase to 2020 depreciation expense. These trucks continued to depreciate at the same higher rate per truck, until all were sold in 2020.
Goodwill: Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in business combinations and is allocated to reporting units that are expected to benefit from the combinations. Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter, or more frequently if indicators of a potential impairment exist. Impairment exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value, resulting in an impairment charge for the excess up to the amount of goodwill allocated to the reporting unit. To test goodwill for impairment, we have the option to first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. If a qualitative test indicates a potential for impairment, a quantitative impairment test must be performed. Alternatively, we may bypass the qualitative assessment and perform a quantitative impairment test. A qualitative assessment considers relevant events and circumstances such as macroeconomic, industry, and market conditions; legal, regulatory, and competitive environments; and overall financial performance. For a quantitative impairment test, we estimate the fair values of the goodwill reporting units and compare it to their carrying values. The estimated fair values of the reporting units are established using a combination of the income and market approaches. No impairment charges have resulted from the annual impairment tests.
Amortization of Intangible Assets: Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, ranging from ten to 12 years.
Long-Lived Assets and Intangible Assets: We review our long-lived assets and finite-lived intangible assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If based on that review, changes in circumstances indicate that the carrying amount of such assets may not be recoverable, we evaluate recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. We also evaluate the remaining useful lives of intangible assets to determine if events or trends warrant a revision to the remaining period of amortization. An impairment loss would be recognized if the carrying amount of the long-lived asset or intangible asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets. No impairment charges were recorded during the years ended December 31, 2022, 2021, and 2020.
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
We renewed our liability insurance policies on August 1, 2022 and are responsible for the first $10.0 million per claim on all claims with an annual $10.0 million aggregate for claims between $10.0 million and $20.0 million. For the policy year that began August 1, 2021, we were responsible for the first $10.0 million per claim on all claims with an annual $10.0 million aggregate for claims between $10.0 million and $15.0 million. For the policy year that began on August 1, 2020, we were responsible for the first $10.0 million per claim with no aggregates. Our self-insured retention (“SIR”) and deductible amount was $3.0 million, with an additional $5.0 million deductible per claim for each claim between $5.0 million and $10.0 million, for policy years from August 1, 2017 through July 31, 2020, and we were also responsible for annual aggregate amounts of liability for claims in excess of the SIR and deductible. We maintain liability insurance coverage with insurance carriers in excess of the $10.0 million per claim. We are also responsible for administrative expenses for each occurrence involving bodily injury or property damage.
Our SIR for workers’ compensation claims is $2.0 million per claim, with premium-based coverage (issued by insurance companies) for claims exceeding this amount. Our SIR for workers’ compensation claims increased from $1.0 million to $2.0 million per claim on April 1, 2020. We also maintain a $25.0 million bond for the State of Nebraska and a $14.5 million bond for our workers’ compensation insurance carrier.
Under these insurance arrangements, we maintained $46.8 million in letters of credit as of December 31, 2022.
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

	Years Ended December 31,
	2022	2021	2020
Net income attributable to Werner	$241,256	$259,052	$169,078
Weighted average common shares outstanding	64,125	67,434	69,018
Dilutive effect of stock-based awards	454	421	409
Shares used in computing diluted earnings per share	64,579	67,855	69,427
Basic earnings per share	$3.76	$3.84	$2.45
Diluted earnings per share	$3.74	$3.82	$2.44
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
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2022, 2021, and 2020, comprehensive income consists of net income, foreign currency translation adjustments and change in fair value of interest rate swaps. The components of accumulated other comprehensive loss reported in the consolidated balance sheets as of December 31, 2022 and 2021, consisted of foreign currency translation adjustment losses of $16.2 million and $18.6 million, respectively, and gains of $4.9 million and losses of $2.0 million related to changes in fair value of interest rate swaps, net of tax, respectively.
New Accounting Pronouncements Adopted: In first quarter 2022, we adopted Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The provisions of this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The adoption of the new guidance did not have a material impact on our consolidated financial statements.
(2) BUSINESS ACQUISITIONS
2022 Business Acquisitions
ReedTMS Acquisition
On November 5, 2022, we acquired 100% of the equity interests in Reed Transport Services, Inc. and RTS-TMS, Inc., doing business as ReedTMS Logistics (“ReedTMS”), for a total purchase price of $109.2 million after including the impacts of working capital adjustments, cash acquired, net present value of future insurance payments, and contingent consideration. The contingent consideration arrangement, also referred to as earnout, requires us to pay the former owners of ReedTMS an additional amount in cash if ReedTMS achieves certain performance financial goals over a one-year period beginning January 1, 2023. The potential undiscounted future contingent earnout payment that we could be required to make is between $0 and $7.5 million. On a pro forma basis (unaudited), operating revenues for ReedTMS for the year ended December 31, 2022 was $368.5 million and operating revenues for ReedTMS for the year ended December 31, 2021 was $339.8 million. We financed the transaction through existing credit facilities. ReedTMS, based in Tampa, Florida, is an asset-light logistics provider and dedicated truckload carrier that offers a comprehensive suite of freight brokerage and truckload solutions to a diverse customer base. The acquisition further strengthens our freight brokerage capabilities and elevates our logistics portfolio with new customers.
The results of operations for ReedTMS are included in our consolidated financial statements beginning November 5, 2022. Freight brokerage and truckload revenues generated by ReedTMS are reported in our Werner Logistics segment and in Dedicated within our Truckload Transportation Services (“TTS”) segment, respectively. We incurred transaction costs related to the acquisition, such as legal and professional fees, of $0.7 million for the year ended December 31, 2022, which is included in other operating expenses on the consolidated statements of income.
Baylor Acquisition
On October 1, 2022, we acquired 100% of the equity interests in FAB9, Inc., doing business as Baylor Trucking, Inc. (“Baylor”), for a final total purchase price of $89.0 million after including the impacts of working capital adjustments, cash acquired, and contingent consideration. The contingent consideration arrangement requires us to pay the former owner of Baylor an additional amount in cash if Baylor achieves certain performance financial goals over a three-year period beginning on November 1, 2022. The potential undiscounted future contingent earnout payment that we could be required to make is between $0 and $15.0 million. We financed the transaction through existing credit facilities. Baylor, based in Milan, Indiana, operates 200 trucks and 980 trailers in the east central and south central United States. The acquisition expands our terminal, fleet, and professional driver presence in these geographic truckload markets and adds two terminals to our network.

The results of operations for Baylor are included in our consolidated financial statements beginning October 1, 2022. Revenues generated by Baylor are reported in One-Way Truckload within our TTS segment. We incurred transaction costs related to the acquisition, such as legal and professional fees, of $0.4 million for the year ended December 31, 2022, which is included in other operating expenses on the consolidated statements of income.
Purchase Price Allocations
We accounted for the ReedTMS and Baylor purchases using the acquisition method of accounting under U.S. generally accepted accounting principles (GAAP). The purchase price of each acquisition has been allocated to the assets acquired and liabilities assumed using market data and valuation techniques. The estimated fair values of the assets acquired and liabilities assumed are considered provisional for ReedTMS and Baylor, pending the completion of acquired tangible assets valuations, independent valuations of certain acquired intangible assets, and calculations of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed. The determination of estimated fair values requires management to make significant estimates and assumptions. We believe that the information available provides a reasonable basis for estimating the values of assets acquired and liabilities assumed in the ReedTMS and Baylor acquisitions; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition dates, and such adjustments may impact future earnings. We expect to finalize the valuation of assets and liabilities for ReedTMS and Baylor as soon as practicable, but not later than one year from the respective acquisition dates. Any adjustments to the initial estimates of the fair value of the acquired assets and liabilities assumed in the ReedTMS and Baylor acquisitions will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill.
The provisional purchase price allocations for ReedTMS and Baylor as of December 31, 2022 are summarized as follows (in thousands):

	ReedTMS		Baylor
Purchase Price
Cash consideration paid	$116,989	(1)	$90,150	(2)
Cash and cash equivalents acquired	(12,120)		(10,150)
Contingent consideration arrangement	5,000	(3)	8,400	(3)
Working capital surplus (deficiency)	(689)		643
Total purchase price (fair value of consideration)	109,180		89,043
Purchase Price Allocation
Current assets	52,531		11,371
Property and equipment	35,000		54,639
Intangible assets	12,000		20,300
Other non-current assets	7,927		556
Total assets acquired	107,458		86,866
Current liabilities	(45,497)		(2,993)
Other long-term liabilities	(5,622)		(302)
Total liabilities assumed	(51,119)		(3,295)
Goodwill	$52,841		$5,472
(1) Includes $0.9 million related to the net present value of future insurance payments. At closing, $11.5 million of the cash consideration was placed in escrow to secure certain indemnification obligations of the sellers and to cover post-closing adjustments.
(2) At closing, $8.5 million of the cash consideration was placed in escrow to secure certain indemnification obligations of the sellers and to cover post-closing adjustments.
(3) The estimated fair value of the ReedTMS and Baylor contingent consideration arrangements was based upon probability-adjusted inputs for each acquired entity and are recorded in other long-term liabilities on the consolidated balance sheet as of December 31, 2022.
Goodwill and Intangible Assets
Goodwill associated with the ReedTMS and Baylor business acquisitions was primarily attributable to acquiring and retaining each of the companies’ existing networks and the anticipated synergies from combining the operations of the Company and the acquired companies. The goodwill associated with the acquisitions above is expected to be deductible for income tax purposes.
We have allocated a total of $32.3 million of the purchase prices above to finite-lived intangible assets, consisting of customer relationships and trade names. The estimated fair values of the intangible assets were determined, with the assistance of an independent third-party valuation firm, using the multi-period excess earnings method for customer relationships and the relief-from-royalty method for trade names. All methods are forms of the income approach, which require a forecast of all the expected future cash flows.
The following table summarizes the major classes of intangible assets and the respective weighted-average estimated amortization periods:

	Estimated Fair Value (in thousands)	Weighted-Average Estimated Amortization Period (Years)
Customer relationships	$24,700	10
Trade names	7,600	12
Total intangible assets	$32,300
2021 Business Acquisitions
NEHDS Acquisition
On November 22, 2021, we acquired 100% of the equity interests in NEHDS Logistics, LLC (“NEHDS”). In first quarter 2022, post-closing net working capital changes of $0.7 million decreased the purchase price, resulting in a final total purchase price of $62.3 million after including the impacts of contingent consideration and net working capital changes. We financed the transaction through a combination of cash on hand and existing credit facilities. NEHDS is a final mile residential delivery provider serving customers primarily in the Northeast and Midwest United States markets. NEHDS delivers primarily big and bulky products (primarily furniture and appliances) using 2-person delivery teams performing residential and commercial deliveries.
The results of operations for NEHDS are included in our consolidated financial statements beginning November 22, 2021. Revenues generated by NEHDS are reported in Final Mile within our Werner Logistics (“Logistics”) segment. The contingent earnout liability was $0 and $2.5 million as of December 31, 2022 and 2021, respectively. The contingent earnout period related to the NEHDS acquisition ended on December, 31, 2022 and did not result in any additional cash payments, as the financial performance goals were not achieved. This favorable change to the contingent earnout liability was recorded in other operating expense on the consolidated statements of income for the year ended December 31, 2022. We incurred transaction costs related to the acquisition, such as legal and professional fees, of $0.6 million for the year ended December 31, 2021, which is included in other operating expenses on the consolidated statements of income.
ECM Acquisition
On July 1, 2021, we acquired an 80% ownership interest in ECM Associated, LLC ("ECM”) for a final total purchase price of $141.3 million after net working capital changes and net of cash acquired. We have an exclusive option to purchase the remaining 20% ownership interest in ECM upon the occurrence of certain events or after a period of five years following transaction close, based on a fixed multiple of ECM’s average annual adjusted earnings before interest, taxes, depreciation and amortization. The noncontrolling interest holder also has an option to put the remaining 20% ownership interest to us on the same terms. We record the 20% remaining interest in temporary equity – redeemable noncontrolling interest in the consolidated balance sheets.
ECM provides regional truckload carrier services in the Mid-Atlantic, Ohio, and Northeast regions of the United States. We financed the cash transaction through a combination of cash on hand, existing credit facilities, and the addition of a $100.0 million unsecured fixed-rate term loan commitment with BMO Harris Bank N.A. on June 30, 2021. For more information regarding our debt, see Note 8 – Debt and Credit Facilities.
The results of operations for ECM are included in our consolidated financial statements beginning July 1, 2021. Revenues generated by ECM are reported in our TTS segment. We incurred transaction costs related to the ECM acquisition, such as legal and professional fees, of $1.0 million for the year ended December 31, 2021, which is included in other operating expenses on the consolidated statements of income.
(3) REVENUE
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The following table presents our revenues disaggregated by revenue source (in thousands):

	Years Ended December 31,
	2022	2021	2020
Truckload Transportation Services	$2,428,686	$2,045,073	$1,843,209
Werner Logistics	793,492	622,461	469,791
Inter-segment eliminations	(5,218)	(899)	(107)
Transportation services	3,216,960	2,666,635	2,312,893
Other revenues	73,018	67,737	59,285
Total revenues	$3,289,978	$2,734,372	$2,372,178
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

	Years Ended December 31,
	2022	2021	2020
United States	$3,051,788	$2,532,720	$2,144,105
Mexico	191,126	156,405	149,438
Other	47,064	45,247	78,635
Total revenues	$3,289,978	$2,734,372	$2,372,178
Transportation Services
We generate nearly all of our revenues by transporting truckload freight shipments for our customers. Transportation services are carried out by our TTS segment and our Logistics segment. The TTS segment utilizes company-owned and independent contractor trucks to deliver shipments, while the Logistics segment uses third-party capacity providers.
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
Other Revenues
Other revenues include revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. These revenues are generally recognized over time and accounted for 2% of our total revenues in 2022, 2021 and 2020. Revenues from our driver training schools require us to make judgments regarding price concessions in determining the amount of revenues to recognize.
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At December 31, 2022 and 2021, the accounts receivable, trade, net, balance was $518.8 million and $460.5 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At December 31, 2022 and 2021, the balance of contract assets was $8.9 million and $9.0 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At December 31, 2022 and 2021, the balance of contract liabilities was $0.9 million and $1.2 million, respectively. The amount of revenues recognized in 2022 that was included in the December 31, 2021 contract liability balance was $1.2 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During 2022, 2021, and 2020, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.
(4) GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill by segment for the years ended December 31, 2022 and 2021 (in thousands):

	TTS	Werner Logistics	Total
Balance as of December 31, 2020	$—	$—	$—
Goodwill recorded in acquisition of NEHDS	—	36,534	36,534
Goodwill recorded in acquisition of ECM	44,710	—	44,710
Purchase accounting adjustments (1)	(6,626)	—	(6,626)
Balance as of December 31, 2021	38,084	36,534	74,618
Goodwill recorded in acquisition of ReedTMS	10,341	42,500	52,841
Goodwill recorded in acquisition of Baylor	5,472	—	5,472
Purchase accounting adjustments (2)	—	(214)	(214)
Balance as of December 31, 2022	$53,897	$78,820	$132,717
(1) The purchase accounting adjustments are primarily attributable to post-closing adjustments related to net assets assumed in, and the redeemable noncontrolling interest associated with, the acquisition of ECM.
(2) The purchase accounting adjustments consist of post-closing adjustments related to net assets assumed in the acquisition of NEHDS.

Acquired intangible assets consists of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,900	$(5,714)	$59,186	$40,200	$(1,177)	$39,023
Trade names	24,600	(2,284)	22,316	17,000	(708)	16,292
Total intangible assets	$89,500	$(7,998)	$81,502	$57,200	$(1,885)	$55,315
Amortization expense on intangible assets was $6.1 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively, and is reported in depreciation and amortization on the consolidated statements of income. No amortization expense on intangible assets was recorded for the year ended December 31, 2020.
As of December 31, 2022, the estimated future amortization expense for intangible assets by year is as follows (in thousands):

Estimated Amortization Expense
2023	$8,540
2024	8,540
2025	8,540
2026	8,540
2027	8,540
Thereafter (to 2034)	38,802
Total	$81,502
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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	December 31,
	2022	2021
Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$40,963	$28,458
Current lease liabilities (recorded in other current liabilities)	$9,396	$6,380
Long-term lease liabilities (recorded in other long-term liabilities)	32,897	22,634
Total operating lease liabilities	$42,293	$29,014
Other Information
Weighted-average remaining lease term for operating leases	6.43 years	7.63 years
Weighted-average discount rate for operating leases	3.3%	2.7%

The following table presents the maturities of operating lease liabilities as of December 31, 2022 (in thousands):

Maturity of Lease Liabilities
2023	$10,595
2024	9,502
2025	7,441
2026	5,700
2027	3,887
Thereafter	9,429
Total undiscounted operating lease payments	$46,554
Less: Imputed interest	(4,261)
Present value of operating lease liabilities	$42,293
Cash Flows
During the years ended December 31, 2022, 2021, and 2020, right-of-use assets of $14.7 million, $8.2 million, and $2.8 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities, and we acquired right-of-use assets of $8.3 million and $15.6 million as a result of our business acquisitions during the years ended December 31, 2022 and 2021, respectively. Cash paid for amounts included in the present value of operating lease liabilities was $8.5 million, $4.6 million, and $3.9 million during the years ended December 31, 2022, 2021, and 2020, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $22.1 million, $15.7 million, and $10.1 million during the years ended December 31, 2022, 2021, and 2020, respectively. This expense included $9.4 million, $4.8 million, and $3.8 million for long-term operating leases for the years ended December 31, 2022, 2021, and 2020, respectively, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues for the years ended December 31, 2022, 2021, and 2020 were $10.7 million, $11.7 million, and $12.6 million, respectively. The following table presents information about the maturities of these operating leases as of December 31, 2022 (in thousands):

2023	$7,244
2024	575
2025	287
2026	295
2027	74
Thereafter	—
Total	$8,475
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
The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value
	Level in Fair	December 31,
	Value Hierarchy	2022	2021
Assets:
Other non-current assets:
Equity securities (1)	1	$723	$17,166
Liabilities:
Other long-term liabilities:
Contingent consideration associated with acquisitions	3	13,400	2,500
(1) Represents our investments in autonomous technology companies. For additional information regarding the valuation of these equity securities, see Note 7 – Investments.
The following table presents changes in the fair value of contingent consideration for the years ended December 31, 2022 and 2021 (in thousands):

Balance as of December 31, 2020	$—
Contingent consideration associated with the acquisition of NEHDS (1)	2,500
Balance as of December 31, 2021	2,500
Contingent consideration associated with the acquisition of Baylor (1)	8,400
Contingent consideration associated with the acquisition of ReedTMS (1)	5,000
Change in fair value (2)	(2,500)
Balance as of December 31, 2022	$13,400
(1) The estimated fair value of our contingent consideration arrangements were based upon probability-adjusted inputs for each acquired entity. For additional information regarding our contingent consideration arrangements, see Note 2 – Business Acquisitions.
(2) The contingent earnout period related to the NEHDS acquisition ended on December, 31, 2022 and did not result in any additional cash payments, as the financial performance goals were not achieved. The change in the contingent earnout liability was recorded in other operating expense on the consolidated statements of income.
Our ownership interests in Mastery Logistics Systems, Inc. (“MLSI”) and Fleet Defender, Inc. do not have readily determinable fair values and are accounted for using the measurement alternative in ASC 321, Investments - Equity Securities. For additional information regarding the valuation of these investments, see Note 7 – Investments.

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
The carrying amount of our fixed-rate debt not measured at fair value on a recurring basis was $93.8 million and $97.5 million as of December 31, 2022 and 2021, respectively. The estimated fair value of our fixed-rate debt using the income approach, based on its net present value, discounted at our current borrowing rate, was $87.2 million as of December 31, 2022 (categorized as Level 2 of the fair value hierarchy) and approximated the carrying value as of December 31, 2021. The carrying amount of our variable-rate long-term debt approximates fair value due to the duration of our credit arrangement and the variable interest rate (categorized as Level 2 of the fair value hierarchy).
(7) INVESTMENTS
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values include MLSI, a transportation management systems company, and Fleet Defender, Inc., a platform cybersecurity company for fleet owners. MLSI is developing a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. These investments are being accounted for under ASC 321 using the measurement alternative, and are recorded in other noncurrent assets on the consolidated balance sheets. We record changes in the values of these investments based on events that occur that would indicate the values have changed, in gain or loss on investments in equity securities on the consolidated statements of income. As of December 31, 2022 and 2021, the value of our investment in MLSI was $86.8 million and $38.2 million, respectively, and the value of our investment in Fleet Defender, Inc. was $250 thousand as of December 31, 2022.
The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented.

	Years Ended December 31,
	2022	2021	2020
Investment in equity securities	$20,250	$5,000	$5,000
Upward adjustments (1)	28,638	28,151	—
(1) During 2022 and 2021, investments by third-parties resulted in the remeasurements of our investment in MLSI. Our updated investment values were based upon the prices paid by third parties.
As of December 31, 2022, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $56.8 million.
Equity Investments with Readily Determinable Fair Values
We own strategic minority equity investments in autonomous technology companies, which are being accounted for under ASC 321 and are recorded in other noncurrent assets on the consolidated balance sheets. We record changes in the value of these investments, based on the share prices reported by Nasdaq, in gain or loss on investments in equity securities on the consolidated statements of income. As of December 31, 2022 and 2021, the value of these investments were $0.7 million and $17.2 million, respectively. We recognized a net unrealized loss of $16.4 million and a net unrealized gain of $12.1 million on these investments for the years ended December 31, 2022 and 2021, respectively. For additional information regarding the fair value of these equity investments, see Note 6 – Fair Value.
(8) DEBT AND CREDIT FACILITIES
On December 20, 2022, we entered into a $1.075 billion unsecured credit facility with a group of lenders (the “2022 Credit Agreement”), replacing our previous unsecured credit facility with BMO Harris Bank N.A. (“BMO Harris”), dated May 14, 2019, as amended (the “BMO Line of Credit”), and the credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), dated March 25, 2022 (the “Wells Credit Agreement”). The BMO Line of Credit and Wells Credit Agreement are described below. The 2022 Credit Agreement is scheduled to mature on December 20, 2027 and has a $100.0 million maximum limit for the aggregate amount of letters of credit issued. The proceeds of the 2022 Credit Agreement may be used for working capital and other general corporate purposes, including the financing of acquisitions and other investments permitted under the agreement.
Revolving credit loans drawn under the 2022 Credit Agreement bear interest, at our option, at (i) the Base Rate (the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, or (c) the one-month Term SOFR plus 1.10%), plus a margin ranging between 0.125% and 0.750%, or (ii) Term SOFR plus 0.10% and a margin ranging between 1.125% and 1.750%. Swingline loans drawn under the 2022 Credit Agreement bear interest at the Base Rate, as defined above, plus a margin ranging between 0.125% and 0.750%. The 2022 Credit Agreement also requires us to pay quarterly (i) a letter of credit commission on the daily amount available to be drawn under such standby letters of credit at rates ranging between 1.125% and 1.750% per annum and (ii) a nonrefundable commitment fee on the average daily unused amount of the commitment at rates ranging between 0.125% and 0.250% per annum. The margin, letter of credit commission, and commitment fee rates are based on our ratio of net funded debt to earnings before interest, income taxes, depreciation and amortization (“EBITDA”). There are no scheduled principal payments due on the 2022 Credit Agreement until the maturity date, and interest is payable in arrears at periodic intervals not to exceed three months.
On March 25, 2022, we entered into the Wells Credit Agreement and a second amendment to the BMO Line of Credit. The Wells Credit Agreement replaced our previous credit agreement with Wells Fargo dated May 14, 2019, as amended. The Wells Credit Agreement provided for a $300.0 million unsecured revolving line of credit ("Wells Line of Credit"), with a $75.0 million maximum limit for the aggregate amount of letters of credit issued, and was scheduled to expire on May 14, 2024. The Wells Credit Agreement also provided for an unsecured term loan commitment not to exceed a principal amount of $100.0 million ("Wells Term Loan"). The Wells Term Loan was fully funded on March 25, 2022 and there were no principal payments required prior to its scheduled maturity on May 14, 2024. Amounts drawn under the Wells Line of Credit and the outstanding principal balance of the Wells Term Loan bore interest either, at our option, at a variable or fixed interest rate based on SOFR plus a SOFR rate adjustment and a margin rate based on our ratio of total funded debt to EBITDA, payable monthly. The second amendment to the BMO Line of Credit increased the borrowing capacity from $200.0 million to $300.0 million and changed the variable interest rate calculation by replacing the LIBOR with the SOFR. Amounts drawn under the BMO Line of Credit bore interest, for a selected interest period, at a variable rate based on the SOFR plus a SOFR rate adjustment and a margin rate based on our ratio of total funded debt to EBITDA, payable at the end of the applicable interest period. On December 20, 2022, we paid off and terminated the Wells Line of Credit and Wells Term Loan under the Wells Credit Agreement and the BMO Line of Credit using the proceeds from the 2022 Credit Agreement discussed above.
On June 30, 2021, we entered into a $100.0 million unsecured fixed-rate term loan commitment with BMO Harris, with quarterly principal payments of $1.25 million, which began on September 30, 2021, and a final payment of principal and interest due and payable on May 14, 2024 ("BMO Term Loan"). The outstanding principal balance of the BMO Term Loan bears interest at a fixed rate of 1.28%, payable quarterly in arrears.
As of December 31, 2022 and 2021, our outstanding debt totaled $693.8 million and $427.5 million, respectively. As of December 31, 2022, we had an outstanding revolving credit loan balance of $600.0 million under the 2022 Credit Agreement, including (i) $450.0 million at a variable interest rate of 5.67% and (ii) $150.0 million which is effectively fixed at 2.78% with two interest rate swap agreements through May 14, 2024. In addition, as of December 31, 2022, we had $93.8 million outstanding under the BMO Term Loan at a fixed interest rate of 1.28%. The $1.075 billion of borrowing capacity under our 2022 Credit Agreement at December 31, 2022, is further reduced by $58.8 million in stand-by letters of credit under which we are obligated. Availability of such funds under the current debt agreements is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of December 31, 2022 we were in compliance with these covenants.
At December 31, 2022, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2023	$6,250
2024	87,500
2025	—
2026	—
2027	600,000
Total	$693,750

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

	December 31,
	2022	2021
Independent contractor notes receivable	$8,287	$7,358
Other notes receivable	7,921	10,665
Notes receivable	16,208	18,023
Less current portion	2,691	3,386
Notes receivable – non-current	$13,517	$14,637
We also provide financing to some individuals who attended our driver training schools. The student notes receivable are included in other receivables and other non-current assets in the consolidated balance sheets. At December 31, student notes receivable consisted of the following (in thousands):

	December 31,
	2022	2021
Student notes receivable	$63,351	$62,791
Allowance for doubtful student notes receivable	(23,491)	(22,911)
Total student notes receivable, net of allowance	39,860	39,880
Less current portion, net of allowance	12,574	13,416
Student notes receivable – non-current	$27,286	$26,464
Subsequent Event - MLSI Subordinated Promissory Note
On January 24, 2023, we purchased a $25.0 million subordinated promissory note from MLSI with a maturity date of January 24, 2030. The proceeds of the promissory note may be used by MLSI for working capital and general business purposes, including a limited amount for possible repayment of certain advances. There are no scheduled principal payments due on the promissory note until the maturity date, and interest accrues at 7.5% compounded annually, with the first accrued interest payment due on January 24, 2028, and at the end of each calendar year thereafter.
(10) INCOME TAXES
Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$23,741	$42,049	$53,297
State	12,423	12,787	12,106
Foreign	489	213	446
	36,653	55,049	65,849
Deferred:
Federal	38,521	27,593	(8,988)
State	4,032	1,895	(1,245)
	42,553	29,488	(10,233)
Total income tax expense	$79,206	$84,537	$55,616

The effective income tax rate differs from the federal corporate tax rate of 21% in 2022, 2021, and 2020 as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Tax at statutory rate	$68,205	$72,663	$47,186
State income taxes, net of federal tax benefits	12,999	11,599	8,580
Other, net	(1,998)	275	(150)
Total income tax expense	$79,206	$84,537	$55,616
At December 31, deferred income tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Insurance and claims accruals	$59,275	$55,233
Compensation-related accruals	10,767	12,203
Allowance for uncollectible accounts	3,218	3,958
Operating lease liabilities	10,324	7,033
Other	981	1,644
Gross deferred income tax assets	84,565	80,071
Deferred income tax liabilities:
Property and equipment	344,896	305,002
Investments in equity securities	12,818	10,985
Prepaid expenses	7,526	7,269
Operating lease right-of-use assets	10,056	6,955
Investment in partnership	19,745	17,076
Other	2,802	1,283
Gross deferred income tax liabilities	397,843	348,570
Net deferred income tax liability	$313,278	$268,499
Deferred income tax assets are more likely than not to be realized as a result of the reversal of deferred income tax liabilities.
We recognized a $54 thousand and $49 thousand increase in the net liability for unrecognized tax benefits for the year ended December 31, 2022, and 2021, respectively. We recognized net interest expense of $42 thousand, $10 thousand, and $3 thousand during 2022, 2021, and 2020, respectively. If recognized, $2.0 million and $1.9 million of unrecognized tax benefits as of December 31, 2022 and 2021, respectively, would impact our effective tax rate. Interest of $0.5 million and $0.4 million as of December 31, 2022 and 2021, respectively, has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next 12 months. The reconciliations of beginning and ending gross balances of unrecognized tax benefits for 2022 and 2021 are shown below (in thousands).

	December 31,
	2022	2021
Unrecognized tax benefits, beginning balance	$2,425	$2,363
Gross increases – tax positions in prior period	99	65
Gross increases – current period tax positions	320	320
Settlements	(349)	(323)
Unrecognized tax benefits, ending balance	$2,495	$2,425
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2019 and forward are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.

(11) EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS
Equity Compensation Plan
The Werner Enterprises, Inc. Amended and Restated Equity Plan (the “Equity Plan”), approved by the Company’s shareholders in 2013, provides for grants to employees and non-employee directors of the Company in the form of nonqualified stock options, restricted stock and units (“restricted awards”), performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 20,000,000 shares. The maximum aggregate number of shares that may be awarded to any one person in any one calendar year under the Equity Plan is 500,000. As of December 31, 2022, there were 6,273,659 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the consolidated statements of income. As of December 31, 2022, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $14.9 million and is expected to be recognized over a weighted average period of 2.4 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the consolidated statements of income (in thousands):

	Years Ended December 31,
	2022	2021	2020
Restricted awards:
Pre-tax compensation expense	$7,803	$6,349	$5,409
Tax benefit	1,954	1,587	1,379
Restricted stock expense, net of tax	$5,849	$4,762	$4,030
Performance awards:
Pre-tax compensation expense	$4,690	$4,452	$3,503
Tax benefit	1,174	1,113	893
Performance award expense, net of tax	$3,516	$3,339	$2,610
We do not have a formal policy for issuing shares upon vesting of restricted and performance awards. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2023.
Stock Options
Stock options are granted at prices equal to the market value of the common stock on the date the option award is granted. No stock option awards were outstanding as of December 31, 2022 or 2021, and there were no stock option awards granted or exercised during the years ended December 31, 2022, 2021, or 2020.

Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 60 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the year ended December 31, 2022:

	Number of Restricted Awards (in thousands)	Weighted- Average Grant Date Fair Value ($)
Nonvested at beginning of period	356	$39.27
Granted	313	42.27
Vested	(169)	38.46
Forfeited	(8)	41.86
Nonvested at end of period	492	41.42
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
The weighted-average grant date fair value of restricted awards granted during the years ended December 31, 2022, 2021, and 2020 was $42.27, $42.69, and $38.73, respectively. The total fair value of previously granted restricted awards vested during the years ended December 31, 2022, 2021, and 2020 was $7.3 million, $6.8 million, and $5.4 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.
Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, 36 months after the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the year ended December 31, 2022:

	Number of Performance Awards (in thousands)	Weighted- Average Grant Date Fair Value ($)
Nonvested at beginning of period	229	$34.77
Granted	128	39.28
Vested	(68)	32.88
Forfeited	—	—
Nonvested at end of period	289	37.21
The 2022 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2022 to December 31, 2023. Shares earned based on cumulative diluted earnings per share may be capped based on the Company’s total shareholder return during the three-year period ended December 31, 2024, relative to the total shareholder return of a peer group of companies for the same period. The 2021 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2021 to December 31, 2022. Shares earned based on cumulative diluted earnings per share may be capped based on the Company’s total shareholder return during the three-year period ended December 31, 2023, relative to the total shareholder return of a peer group of companies for the same period. The 2022 and 2021 performance awards will vest in one installment on the third anniversary from the respective grant dates. In January 2023, the Compensation Committee determined the 2020 fiscal year performance objectives were achieved at a level above the target level, and the additional shares earned above the target are included in the granted shares in the activity table above.
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
The weighted-average grant date fair value of performance awards granted during the years ended December 31, 2022, 2021, and 2020 was $39.28, $38.48, and $32.96, respectively. The vesting date fair value of performance awards that vested during the years ended December 31, 2022, 2021, or 2020 was $3.0 million, $4.1 million and $5.8 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.
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

2022	$309
2021	297
2020	283
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

2022	$5,921
2021	4,904
2020	4,748
Nonqualified Deferred Compensation Plan
The Executive Nonqualified Excess Plan (the “Excess Plan”) is our nonqualified deferred compensation plan for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2022, there were 44 participants in the Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit sharing credits to participants’ accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation is included in other long-term liabilities in the consolidated balance sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the consolidated balance sheets.

The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2022	2021
Accumulated benefit obligation	$10,883	$12,755
Aggregate market value	8,509	10,621
(12) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $278.6 million at December 31, 2022.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $34.1 million and $28.8 million as of December 31, 2022 and 2021, respectively. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of December 31, 2022 and 2021.
The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.
We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal. On August 3, 2022, the Eighth Circuit Court of Appeals vacated the district court’s judgment and remanded the case, for the trial court to determine whether the plaintiffs should be granted a new trial on the short break claim. On January 10, 2023, the trial court denied Plaintiff’s motion for a new trial and entered judgment in Werner’s favor on all claims. As of December 31, 2022, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.
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

(13) SEGMENT INFORMATION
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
The Werner Logistics segment is a non-asset based transportation and logistics provider. Werner Logistics provides services throughout North America and generates the majority of our non-trucking revenues through three operating units. These three Werner Logistics operating units are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iii) Werner Final Mile (“Final Mile”) offers residential and commercial deliveries of large or heavy items using third-party agents, independent contractors, and Company employees with two-person delivery teams operating a liftgate straight truck. In first quarter 2021, we completed the sale of the Werner Global Logistics (“WGL”) freight forwarding services for international ocean and air shipments to Scan Global Logistics Group, and we realized a $1.0 million gain when the transaction closed on February 26, 2021. Prior to the sale of WGL, Werner Logistics provided international services throughout Asia, with additional coverage throughout Australia, Europe, South America, and Africa.
We generate other revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. None of these operations meets the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the tables below. “Corporate” includes revenues and expenses that are incidental to our activities and are not attributable to any of our operating segments, including gains and losses on sales of property and equipment not attributable to our operating segments.
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
The following tables summarize our segment information (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenues by Segment
Truckload Transportation Services	$2,428,686	$2,045,073	$1,843,209
Werner Logistics	793,492	622,461	469,791
Other	71,185	66,108	57,276
Corporate	1,833	1,629	2,009
Subtotal	3,295,196	2,735,271	2,372,285
Inter-segment eliminations	(5,218)	(899)	(107)
Total	$3,289,978	$2,734,372	$2,372,178

	Years Ended December 31,
	2022	2021	2020
Operating Income (Loss) by Segment
Truckload Transportation Services	$294,555	$281,823	$222,007
Werner Logistics	36,184	27,873	6,005
Other	(2,604)	4,947	3,839
Corporate	(5,059)	(5,497)	(4,413)
Total	$323,076	$309,146	$227,438

	Years Ended December 31,
	2022	2021	2020
Depreciation and Amortization by Segment
Truckload Transportation Services	$256,768	$245,169	$239,858
Werner Logistics	9,989	8,833	7,712
Other	11,258	10,786	11,705
Corporate	1,908	2,912	4,011
Total	$279,923	$267,700	$263,286
Information about the geographic areas in which we conduct business is summarized below (in thousands) as of and for the years ended December 31, 2022, 2021, and 2020. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	2022	2021	2020
Revenues
United States	$3,051,788	$2,532,720	$2,144,105
Foreign countries
Mexico	191,126	156,405	149,438
Other	47,064	45,247	78,635
Total foreign countries	238,190	201,652	228,073
Total	$3,289,978	$2,734,372	$2,372,178
Long-lived Assets
United States	$1,795,337	$1,583,766	$1,506,862
Foreign countries
Mexico	29,819	29,421	36,222
Other	120	56	174
Total foreign countries	29,939	29,477	36,396
Total	$1,825,276	$1,613,243	$1,543,258
We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. Our largest customer, Dollar General, accounted for 14% of our total revenues in 2022 and 2021, and 12% in 2020. Revenues generated by Dollar General are reported in both of our reportable operating segments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No disclosure under this item was required within the two most recent fiscal years ended December 31, 2022, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Securities and Exchange Commission guidance permits companies to exclude acquisitions from their assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Management’s assessment of internal control over financial reporting as of December 31, 2022 excludes internal control over financial reporting related to Baylor (acquired October 1, 2022), which accounted for approximately $105.6 million of consolidated total assets and $21.6 million of consolidated operating revenues as of and for the year ended December 31, 2022 and ReedTMS (acquired November 5, 2022), which accounted for approximately $160.5 million of consolidated total assets and $51.8 million of consolidated operating revenues as of and for the year ended December 31, 2022.
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
Opinion on Internal Control Over Financial Reporting
We have audited Werner Enterprises, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and temporary equity - redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Baylor Trucking, Inc., Reed Transport Services, Inc. and RTS-TMS, Inc. during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Baylor Trucking, Inc., Reed Transport Services, Inc. and RTS-TMS, Inc.’s internal control over financial reporting associated with total assets of $266 million and total revenues of $73 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Baylor Trucking, Inc., Reed Transport Services, Inc. and RTS-TMS, Inc.
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

/s/ KPMG LLP
Omaha, Nebraska
February 27, 2023
Changes in Internal Control over Financial Reporting
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During fourth quarter 2022, no information was required to be disclosed in a report on Form 8-K, but not reported.

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
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2022, information about compensation plans under which our equity securities are authorized for issuance:

			Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	781,978(1)	$0.00(2)	6,273,659
(1)Includes 781,563 shares to be issued upon vesting of outstanding restricted stock awards.
(2)As of December 31, 2022, we do not have any outstanding stock options.
We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Omaha, NE, Auditor Firm ID:185.
The information required by this Item is incorporated herein by reference to our Proxy Statement.
PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules.
(1)      Financial Statements: See Part II, Item 8 hereof.
(2)      Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

Page
Schedule II—Valuation and Qualifying Accounts	63
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
Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020; Item 8.01 of the Company’s Current Report on Form 8-K dated May 12, 2020; Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022

10.3	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., restated	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.4	Named Executive Officer Compensation
Item 5.02 of the Company’s Current Report on Form 8-K dated February 13, 2020; Item 5.02 of the Company’s Current Report on Form 8-K dated April 15, 2020; Item 5.02 of the Company’s Current Report on Form 8-K dated February 11, 2021; Item 5.02 of the Company’s Current Report on Form 8-K dated February 7, 2022; Item 5.02 of the Company’s Current Report on Form 8-K dated February 10, 2023

10.5	Form of Notice of Grant of Nonqualified Stock Option	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2007

10.6	Form of Restricted Stock Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2009

10.7	Form of Performance-Based Restricted Stock Award Agreement, effective February 10, 2014	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2014

10.8	Form of Performance-Based Restricted Stock Award Agreement, effective February 7, 2022	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2022

10.9	Werner Enterprises, Inc. Change in Control Severance Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.10	Credit Agreement, dated May 14, 2019 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

10.11	Facility Letter Agreement, dated May 14, 2019 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

10.12	First Amendment to Credit Agreement, dated October 20, 2020 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
10.13	Facility Letter and Promissory Note Agreement, dated June 30, 2021 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021
10.14	First Amendment to Facility Letter Agreement, dated June 30, 2021 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

Exhibit Number	Description	Incorporated by Reference to:

10.15	Second Amendment to Credit Agreement, dated June 29, 2021 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

10.16	Credit Agreement, dated March 25, 2022 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022

10.17	Revolving Line of Credit Note, dated March 25, 2022 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022

10.18	Term Note, dated March 25, 2022 between Werner Enterprises, Inc. and Wells Fargo Bank, National Association	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022

10.19	Second Amendment to Facility Letter Agreement, dated March 25, 2022 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022

10.20
Credit Agreement, dated December 20, 2022 by and among Werner Enterprises, Inc., the lenders thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, and Issuing Lender, and BMO Harris Bank N.A. as Syndication Agent
Filed herewith

10.21	First Amendment to Term Loan Facility Letter, dated December 20, 2022 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

Exhibit Number	Description	Incorporated by Reference to:
101	The following audited financial information from Werner Enterprises’ Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Balance Sheets as of December 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the years ended December 31, 2022, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements as of December 31, 2022.
104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2023.

WERNER ENTERPRISES, INC.

By:	/s/ Derek J. Leathers

Derek J. Leathers Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Derek J. Leathers	Chairman, President, Chief Executive Officer and Director	February 27, 2023
Derek J. Leathers	(Principal Executive Officer)

/s/ Scott C. Arves	Director	February 27, 2023
Scott C. Arves

/s/ Kenneth M. Bird, Ed.D.	Director	February 27, 2023
Kenneth M. Bird, Ed.D.

/s/ Diane K. Duren	Director	February 27, 2023
Diane K. Duren

/s/ Jack A. Holmes	Director	February 27, 2023
Jack A. Holmes

/s/ Michelle D. Livingstone	Director	February 27, 2023
Michelle D. Livingstone

/s/ Vikram Mansharamani, Ph.D.	Director	February 27, 2023
Vikram Mansharamani, Ph.D.

/s/ Carmen A. Tapio	Director	February 27, 2023
Carmen A. Tapio

/s/ Alexi A. Wellman	Director	February 27, 2023
Alexi A. Wellman

/s/ John J. Steele	Executive Vice President, Treasurer	February 27, 2023
John J. Steele	and Chief Financial Officer (Principal Financial Officer)

/s/ James L. Johnson	Executive Vice President, Chief Accounting Officer	February 27, 2023
James L. Johnson	and Corporate Secretary (Principal Accounting Officer)

SCHEDULE II
WERNER ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2022:
Allowance for doubtful accounts	$9,169	$1,956	$854	$10,271
Year ended December 31, 2021:
Allowance for doubtful accounts	$8,686	$845	$362	$9,169
Year ended December 31, 2020:
Allowance for doubtful accounts	$7,921	$2,261	$1,496	$8,686

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2022:
Allowance for doubtful student notes	$22,911	$20,301	$19,721	$23,491
Year ended December 31, 2021:
Allowance for doubtful student notes	$19,448	$18,659	$15,196	$22,911
Year ended December 31, 2020:
Allowance for doubtful student notes	$21,317	$16,529	$18,398	$19,448
See report of independent registered public accounting firm.