Form 10-Q
period 2023-03-31
WERNER ENTERPRISES INC
filed 2023-05-09
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2023, 63,376,934 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three Months Ended March 31, 2023 and 2022	4
	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2023 and 2022	5
	Consolidated Condensed Balance Sheets as of March 31, 2023 and December 31, 2022	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three Months Ended March 31, 2023 and 2022	8
	Notes to Consolidated Financial Statements (Unaudited) as of March 31, 2023	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	30

PART I
FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Item 1. Financial Statements.
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Operating revenues	$832,714	$764,605
Operating expenses:
Salaries, wages and benefits	268,315	241,996
Fuel	91,414	88,421
Supplies and maintenance	68,225	57,025
Taxes and licenses	25,425	23,833
Insurance and claims	36,485	27,492
Depreciation and amortization	74,313	67,229
Rent and purchased transportation	220,224	185,237
Communications and utilities	4,733	3,926
Other	(9,806)	(14,065)
Total operating expenses	779,328	681,094
Operating income	53,386	83,511
Other expense (income):
Interest expense	7,916	1,439
Interest income	(1,552)	(275)
Loss on investments in equity securities	81	9,806
Other	7	73
Total other expense, net	6,452	11,043
Income before income taxes	46,934	72,468
Income tax expense	11,400	17,433
Net income	35,534	55,035
Net income attributable to noncontrolling interest	(310)	(1,286)
Net income attributable to Werner	$35,224	$53,749
Earnings per share:
Basic	$0.56	$0.82
Diluted	$0.55	$0.82
Weighted-average common shares outstanding:
Basic	63,306	65,543
Diluted	63,695	65,878
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income	$35,534	$55,035
Other comprehensive income (loss):
Foreign currency translation adjustments	3,001	1,153
Change in fair value of interest rate swaps, net of tax	(973)	3,631
Other comprehensive income, net	2,028	4,784
Comprehensive income	37,562	59,819
Comprehensive income attributable to noncontrolling interest	(310)	(1,286)
Comprehensive income attributable to Werner	$37,252	$58,533
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,591	$107,240
Accounts receivable, trade, less allowance of $10,240 and $10,271, respectively	460,999	518,815
Other receivables	29,400	29,875
Inventories and supplies	14,926	14,527
Prepaid taxes, licenses and permits	13,956	17,699
Other current assets	60,904	74,459
Total current assets	709,776	762,615
Property and equipment	2,875,063	2,885,641
Less – accumulated depreciation	1,020,469	1,060,365
Property and equipment, net	1,854,594	1,825,276
Goodwill	129,104	132,717
Intangible assets, net	94,030	81,502
Other non-current assets	328,812	295,145
Total assets	$3,116,316	$3,097,255
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,955	$124,483
Current portion of long-term debt	5,000	6,250
Insurance and claims accruals	80,738	78,620
Accrued payroll	43,541	49,793
Accrued expenses	20,057	20,358
Other current liabilities	25,038	30,016
Total current liabilities	303,329	309,520
Long-term debt, net of current portion	686,250	687,500
Other long-term liabilities	58,567	59,677
Insurance and claims accruals, net of current portion	245,900	244,946
Deferred income taxes	312,724	313,278
Total liabilities	1,606,770	1,614,921
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	39,009	38,699
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 63,376,934 and 63,223,003 shares outstanding, respectively	805	805
Paid-in capital	128,050	129,837
Retained earnings	1,902,858	1,875,873
Accumulated other comprehensive loss	(9,264)	(11,292)
Treasury stock, at cost; 17,156,602 and 17,310,533 shares, respectively	(551,912)	(551,588)
Total stockholders’ equity	1,470,537	1,443,635
Total liabilities, temporary equity and stockholders’ equity	$3,116,316	$3,097,255
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$35,534	$55,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,313	67,229
Deferred income taxes	(111)	(254)
Gain on disposal of property and equipment	(18,339)	(20,458)
Non-cash equity compensation	3,403	3,026
Insurance and claims accruals, net of current portion	954	4,470
Loss on investments in equity securities	81	9,806
Other	(417)	(2,080)
Changes in certain working capital items:
Accounts receivable, net	57,866	11,279
Other current assets	17,336	13,152
Accounts payable	6,484	12,330
Other current liabilities	(10,257)	1,422
Net cash provided by operating activities	166,847	154,957
Cash flows from investing activities:
Additions to property and equipment	(161,764)	(73,629)
Proceeds from sales of property and equipment	59,021	36,555
Net cash invested in acquisition	(188)	705
Payment to acquire equity method investment	(2,125)	—
Issuance of notes receivable	(25,000)	—
Decrease in notes receivable	826	1,831
Net cash used in investing activities	(129,230)	(34,538)
Cash flows from financing activities:
Repayments of short-term debt	(2,500)	(1,250)
Repayments of long-term debt	—	(100,000)
Proceeds from issuance of long-term debt	—	100,000
Dividends on common stock	(8,220)	(7,895)
Repurchases of common stock	—	(36,180)
Tax withholding related to net share settlements of restricted stock awards	(5,514)	(3,658)
Net cash used in financing activities	(16,234)	(48,983)
Effect of exchange rate fluctuations on cash	968	317
Net increase in cash and cash equivalents	22,351	71,753
Cash and cash equivalents, beginning of period	107,240	54,196
Cash and cash equivalents, end of period	$129,591	$125,949
Supplemental disclosures of cash flow information:
Interest paid	$8,244	$1,536
Income taxes paid	219	837
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$756	$1,613
Change in fair value of interest rate swaps	(973)	3,631
Property and equipment acquired included in accounts payable	4,008	13,671
Property and equipment disposed included in other receivables	110	154
Dividends accrued but not yet paid at end of period	8,239	7,807
Contingent consideration associated with acquisitions	(800)	—

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended March 31, 2023
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2022	$805	$129,837	$1,875,873	$(11,292)	$(551,588)	$1,443,635	$38,699
Net income attributable to Werner	—	—	35,224	—	—	35,224	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	310
Other comprehensive income	—	—	—	2,028	—	2,028	—
Dividends on common stock ($0.13 per share)	—	—	(8,239)	—	—	(8,239)	—
Equity compensation activity, 153,931 shares	—	(5,190)	—	—	(324)	(5,514)	—
Non-cash equity compensation expense	—	3,403	—	—	—	3,403	—
BALANCE, March 31, 2023	$805	$128,050	$1,902,858	$(9,264)	$(551,912)	$1,470,537	$39,009

	Three Months Ended March 31, 2022
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2021	$805	$121,904	$1,667,104	$(20,604)	$(441,659)	$1,327,550	$35,947
Net income attributable to Werner	—	—	53,749	—	—	53,749	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,286
Other comprehensive income	—	—	—	4,784	—	4,784	—
Purchases of 845,100 shares of common stock	—	—	—	—	(36,180)	(36,180)	—
Dividends on common stock ($0.12 per share)	—	—	(7,807)	—	—	(7,807)	—
Equity compensation activity, 112,751 shares	—	(3,773)	—	—	115	(3,658)	—
Non-cash equity compensation expense	—	3,026	—	—	—	3,026	—
BALANCE, March 31, 2022	$805	$121,157	$1,713,046	$(15,820)	$(477,724)	$1,341,464	$37,233
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited interim consolidated financial statements include the accounts of Werner Enterprises, Inc. and its subsidiaries (collectively, the “Company” or “Werner”). Noncontrolling interest on the consolidated condensed balance sheets represents the portion of a consolidated entity in which we do not have a direct equity ownership. In these notes, the terms “we,” “us,” or “our” refer to Werner Enterprises, Inc. and its subsidiaries. All significant intercompany accounts and transactions relating to these entities have been eliminated.
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
Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2022 Form 10-K.
(2) Business Acquisitions
Developments during the three months ended March 31, 2023 related to our 2022 business acquisitions are discussed below.
ReedTMS
On November 5, 2022, we acquired 100% of the equity interests in Reed Transport Services, Inc. and RTS-TMS, Inc., doing business as ReedTMS Logistics (“ReedTMS”), for a total purchase price of $108.6 million after including the impacts of working capital adjustments, cash acquired, net present value of future insurance payments, and contingent consideration. ReedTMS is an asset-light logistics provider and dedicated truckload carrier that offers a comprehensive suite of freight brokerage and truckload solutions to a diverse customer base. The results of operations for ReedTMS are included in our consolidated financial statements beginning November 5, 2022. Pro forma information for this acquisition is not provided as it did not have a material impact on our consolidated operating results.

The following table summarizes the provisional purchase price allocation for ReedTMS, including any adjustments during the three months ended March 31, 2023 (in thousands):

	November 5, 2022 Opening Balance sheet as Reported at December 31, 2022	Adjustments (1)	November 5, 2022 Opening Balance sheet as Reported at March 31, 2023
Purchase Price
Cash consideration paid	$116,989	$—	$116,989	(2)
Cash and cash equivalents acquired	(12,120)	—	(12,120)
Contingent consideration arrangement	5,000	(800)	4,200	(3)
Working capital surplus (deficiency)	(689)	188	(501)
Total purchase price (fair value of consideration)	109,180	(612)	108,568
Purchase Price Allocation
Current assets	52,531	49	52,580
Property and equipment	35,000	(12,485)	22,515
Intangible assets	12,000	15,300	27,300
Other non-current assets	7,927	(1)	7,926
Total assets acquired	107,458	2,863	110,321
Current liabilities	(45,497)	(389)	(45,886)
Other long-term liabilities	(5,622)	527	(5,095)
Total liabilities assumed	(51,119)	138	(50,981)
Goodwill	$52,841	$(3,613)	$49,228
(1) No material statement of income effects were identified with these adjustments.
(2) Includes $0.9 million related to the net present value of future insurance payments. At closing, $11.5 million of the cash consideration was placed in escrow to secure certain indemnification obligations of the sellers and to cover post-closing adjustments. During the three months ended March 31, 2023, we received $2.1 million from escrow for post-closing adjustments. The remaining balance of the escrow, except for $0.5 million, was returned to the sellers. In exchange, the sellers obtained a $10.0 million Standby Letter of Credit with the Company named as beneficiary.
(3) The contingent earnout liability is recorded in other long-term liabilities on the consolidated condensed balance sheets as of March 31, 2023 and December 31, 2022. For additional information regarding the valuation of the contingent liability, see Note 6 – Fair Value.
Baylor
On October 1, 2022, we acquired 100% of the equity interests in FAB9, Inc., doing business as Baylor Trucking, Inc. (“Baylor”), for a total purchase price of $89.0 million after including the impacts of working capital adjustments, cash acquired, and contingent consideration. Baylor operates in the east central and south central United States. The results of operations for Baylor are included in our consolidated financial statements beginning October 1, 2022. Pro forma information for this acquisition is not provided as it did not have a material impact on our consolidated operating results. No measurement period adjustments were recorded during the three months ended March 31, 2023.
Purchase Price Allocations
We accounted for the ReedTMS and Baylor purchases using the acquisition method of accounting under GAAP. The purchase price of each acquisition has been allocated to the assets acquired and liabilities assumed using market data and valuation techniques. The estimated fair values of the assets acquired and liabilities assumed are considered provisional for ReedTMS and Baylor, pending the completion of acquired tangible assets valuations, independent valuations of certain acquired intangible assets, and calculations of deferred taxes based upon the underlying tax basis of assets acquired and liabilities assumed. The determination of estimated fair values requires management to make significant estimates and assumptions. We believe that the information available provides a reasonable basis for estimating the values of assets acquired and liabilities assumed in the ReedTMS and Baylor acquisitions; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the acquisition dates, and such adjustments may impact future earnings. We expect to finalize the valuation of assets and liabilities for ReedTMS and Baylor as soon as practicable, but not later than one year from the respective acquisition dates. Any adjustments to the initial estimates of the fair value of the acquired assets and liabilities assumed in the ReedTMS and Baylor acquisitions will be recorded as adjustments to the respective assets and liabilities, with the residual amounts allocated to goodwill.
(3) Revenue
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2023	2022
Truckload Transportation Services	$588,330	$558,417
Werner Logistics	228,669	189,008
Inter-segment eliminations	(5,261)	(722)
Transportation services	811,738	746,703
Other revenues	20,976	17,902
Total revenues	$832,714	$764,605
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

	Three Months Ended March 31,
	2023	2022
United States	$782,293	$710,904
Mexico	41,813	43,291
Other	8,608	10,410
Total revenues	$832,714	$764,605
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At March 31, 2023 and December 31, 2022, the accounts receivable, trade, net, balance was $461.0 million and $518.8 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At March 31, 2023 and December 31, 2022, the balance of contract assets was $7.3 million and $8.9 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At March 31, 2023 and December 31, 2022, the balance of contract liabilities was $1.2 million and $0.9 million, respectively. The amount of revenues recognized in the three months ended March 31, 2023 that was included in the December 31, 2022 contract liability balance was $0.9 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the three months ended March 31, 2023 and 2022, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

(4) Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in business combinations. The following table summarizes changes in the carrying amount of goodwill by segment for the three months ended March 31, 2023 (in thousands):

	TTS	Werner Logistics	Total
Balance as of December 31, 2022	$53,897	$78,820	$132,717
Purchase accounting adjustments (1)	(7,841)	4,228	(3,613)
Balance as of March 31, 2023	$46,056	$83,048	$129,104
(1) The purchase accounting adjustments consist of post-closing adjustments related to net assets assumed in the acquisition of ReedTMS. For additional information regarding these purchase accounting adjustments, see Note 2.
The following table presents acquired intangible assets (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,200	$(7,974)	$72,226	$64,900	$(5,714)	$59,186
Trade names	24,600	(2,796)	21,804	24,600	(2,284)	22,316
Total intangible assets	$104,800	$(10,770)	$94,030	$89,500	$(7,998)	$81,502
Amortization expense on intangible assets was $2.8 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively, and is reported in depreciation and amortization on the consolidated statements of income. As of March 31, 2023, we estimate future amortization expense for intangible assets will be $7.6 million for the remainder of 2023, and $10.1 million for each of the five succeeding fiscal years.
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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	March 31, 2023	December 31, 2022
Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$39,805	$40,963

Current lease liabilities (recorded in other current liabilities)	$9,388	$9,396
Long-term lease liabilities (recorded in other long-term liabilities)	31,827	32,897
Total operating lease liabilities	$41,215	$42,293

Other Information
Weighted-average remaining lease term for operating leases	6.29 years	6.43 years
Weighted-average discount rate for operating leases	3.4%	3.3%

The following table presents the maturities of operating lease liabilities as of March 31, 2023 (in thousands):

Maturity of Lease Liabilities
2023 (remaining)	$8,040
2024	9,950
2025	7,853
2026	5,937
2027	3,997
Thereafter	9,548
Total undiscounted operating lease payments	$45,325
Less: Imputed interest	(4,110)
Present value of operating lease liabilities	$41,215
Cash Flows
During the three months ended March 31, 2023 and 2022, right-of-use assets of $1.5 million and $10.2 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $2.9 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $6.2 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively. This expense included $3.0 million and $2.1 million for long-term operating leases for the three months ended March 31, 2023 and 2022, respectively, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $2.7 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively. The following table presents information about the maturities of these operating leases as of March 31, 2023 (in thousands):

2023 (remaining)	$6,907
2024	1,875
2025	307
2026	316
2027	80
Thereafter	—
Total	$9,485
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		March 31, 2023	December 31, 2022
Assets:
Other non-current assets:
Equity securities (1)	1	$642	$723
Liabilities:
Other long-term liabilities:
Contingent consideration associated with acquisitions	3	$12,877	$13,400
(1) Represents our investments in autonomous technology companies. For additional information regarding the valuation of these equity securities, see Note 7 – Investments.
The following table presents changes in the fair value of our contingent earnout liabilities (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$13,400	$2,500
Measurement period adjustment associated with the acquisition of ReedTMS (1)	(800)	—
Change in fair value	277	—
Balance at end of period	$12,877	$2,500
(1) The measurement period adjustment was recorded in goodwill on the consolidated condensed balance sheet.
The estimated fair values of our contingent consideration arrangements are based upon probability-adjusted inputs for each acquired entity. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Any changes in fair value will be recorded in other operating expenses on the consolidated statements of income.
Our ownership interests in Mastery Logistics Systems, Inc. (“MLSI”) and Fleet Defender, Inc. do not have readily determinable fair values and are accounted for using the measurement alternative in ASC 321, Investments - Equity Securities. Our ownership interest in Autotech Fund III, L.P. (“Autotech Fund III”) is accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” For additional information regarding the valuation of these investments, see Note 7 – Investments.
Fair Value of Financial Instruments Not Recorded at Fair Value
Cash and cash equivalents, accounts receivable trade, and accounts payable are short-term in nature and accordingly are carried at amounts that approximate fair value.
The carrying amount of our fixed-rate debt not measured at fair value on a recurring basis was $91.3 million and $93.8 million as of March 31, 2023 and December 31, 2022, respectively. The estimated fair value of our fixed-rate debt using the income approach, based on its net present value, discounted at our current borrowing rate, was $85.9 million and $87.2 million as of March 31, 2023 and December 31, 2022, respectively (categorized as Level 2 of the fair value hierarchy). The carrying amount of our variable-rate long-term debt approximates fair value due to the duration of our credit arrangement and the variable interest rate (categorized as Level 2 of the fair value hierarchy).
(7) Investments
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values include MLSI, a transportation management systems company, and Fleet Defender, Inc., a platform cybersecurity company for fleet owners. MLSI is developing a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. These investments are being accounted for under ASC 321 using the measurement alternative and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the values of these investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of March 31, 2023 and December 31, 2022, the value of our investment in MLSI was $86.8 million and the value of our investment in Fleet Defender, Inc. was $250 thousand. There was no activity related to our equity investments without readily determinable fair values during the three months ended March 31, 2023 and 2022. As of March 31, 2023, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $56.8 million.
Equity Investments with Readily Determinable Fair Values
We own strategic minority equity investments in autonomous technology companies, which are being accounted for under ASC 321 and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the value of these investments, based on the share prices reported by Nasdaq, in loss (gain) on investments in equity securities on the consolidated statements of income. As of March 31, 2023 and December 31, 2022, the value of these investments was $0.6 million and $0.7 million, respectively. We recognized an unrealized loss of $0.1 million and $9.8 million on these investments for the three months ended March 31, 2023 and 2022, respectively. For additional information regarding the fair value of these equity investments, see Note 6 – Fair Value.
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in Autotech Fund III pursuant to a limited partnership agreement. Autotech Fund III is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” As a limited partner, we will make periodic capital contributions toward this total commitment amount. As of March 31, 2023, our cumulative investment in Autotech Fund III was $2.1 million, which we contributed during the three months ended March 31, 2023. As of March 31, 2023, the value of our investment in Autotech Fund III was $2.1 million and is recorded in other noncurrent assets on the consolidated condensed balance sheets. We will record earnings and losses attributed to the fund in loss (earnings) from equity method investment on the consolidated statements of income. No earnings or losses were recognized for the three months ended March 31, 2023. The carrying amount of Autotech Fund III as of March 31, 2023 approximates its fair value, as this is the most recent information available to us at this time.
(8) Notes Receivable
We provide financing to some individuals who want to become independent contractors by purchasing a tractor from us and leasing their services to us. We maintain a primary security interest in the tractor until the independent contractor pays the note balance in full. On January 24, 2023, we purchased a $25.0 million subordinated promissory note from MLSI with a maturity date of January 24, 2030. The proceeds of the promissory note may be used by MLSI for working capital and general business purposes, including a limited amount for possible repayment of certain advances. There are no scheduled principal payments due on the MLSI promissory note until the maturity date, and interest accrues at 7.5% compounded annually, with the first accrued interest payment due on January 24, 2028, and at the end of each calendar year thereafter. The independent contractor notes receivable, MLSI subordinated promissory note, and other notes receivable are included in other current assets and other non-current assets in the consolidated balance sheets.

The following table presents our notes receivable (in thousands):

	March 31, 2023	December 31, 2022
Independent contractor notes receivable	$8,080	$8,287
MLSI subordinated promissory note	25,000	—
Other notes receivable	8,058	7,921
Notes receivable	41,138	16,208
Less current portion	2,654	2,691
Notes receivable – non-current	$38,484	$13,517
We also provide financing to some individuals who attended our driver training schools. The student notes receivable is included in other receivables and other non-current assets in the consolidated balance sheets. The following table presents our student notes receivable (in thousands):

	March 31, 2023	December 31, 2022
Student notes receivable	$62,971	$63,351
Allowance for doubtful student notes receivable	(22,885)	(23,491)
Total student notes receivable, net of allowance	40,086	39,860
Less current portion, net of allowance	13,194	12,574
Student notes receivable – non-current	$26,892	$27,286
(9) Debt and Credit Facilities
On December 20, 2022, we entered into a $1.075 billion unsecured credit facility with a group of lenders (the “2022 Credit Agreement”), replacing our previous unsecured credit facility with BMO Harris Bank N.A. (“BMO Harris”), dated May 14, 2019, as amended, and the credit agreement with Wells Fargo Bank, National Association, dated March 25, 2022. The 2022 Credit Agreement is scheduled to mature on December 20, 2027 and has a $100.0 million maximum limit for the aggregate amount of letters of credit issued.
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
On June 30, 2021, we entered into a $100.0 million unsecured fixed-rate term loan commitment with BMO Harris, with quarterly principal payments of $1.25 million and a final payment of principal and interest due and payable on May 14, 2024 ("BMO Term Loan"). The outstanding principal balance of the BMO Term Loan bears interest at a fixed rate of 1.28%, payable quarterly in arrears.
As of March 31, 2023 and December 31, 2022, our outstanding debt totaled $691.3 million and $693.8 million, respectively. As of March 31, 2023, we had an outstanding revolving credit loan balance of $600.0 million under the 2022 Credit Agreement, including (i) $450.0 million at a variable interest rate of 6.11% and (ii) $150.0 million which is effectively fixed at 2.88% with two interest rate swap agreements through May 14, 2024. In addition, as of March 31, 2023, we had $91.3 million outstanding under the BMO Term Loan at a fixed interest rate of 1.28%. The $1.075 billion of borrowing capacity under our 2022 Credit Agreement at March 31, 2023, is further reduced by $60.4 million in stand-by letters of credit under which we are obligated. Availability of such funds under the current debt agreements is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of March 31, 2023, we were in compliance with these covenants.

At March 31, 2023, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2023 (remaining)	$3,750
2024	87,500
2025	—
2026	—
2027	600,000
Total	$691,250
(10) Commitments and Contingencies
We have committed to property and equipment purchases of approximately $271.4 million at March 31, 2023.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $35.5 million as of March 31, 2023, and $34.1 million as of December 31, 2022. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheets as of March 31, 2023 and December 31, 2022.
The Company is pursuing an appeal of this verdict. No assurances can be given regarding the outcome of any such appeal.
We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal. On August 3, 2022, the Eighth Circuit Court of Appeals vacated the district court’s judgment and remanded the case, for the trial court to determine whether the plaintiffs should be granted a new trial on the short break claim. On January 10, 2023, the trial court denied Plaintiff’s motion for a new trial and entered judgment in Werner’s favor on all claims. As of March 31, 2023, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.
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

(11) Earnings Per Share
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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2023	2022
Net income attributable to Werner	$35,224	$53,749
Weighted average common shares outstanding	63,306	65,543
Dilutive effect of stock-based awards	389	335
Shares used in computing diluted earnings per share	63,695	65,878
Basic earnings per share	$0.56	$0.82
Diluted earnings per share	$0.55	$0.82
(12) Segment Information
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

The following tables summarize our segment information (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues by Segment
Truckload Transportation Services	$588,330	$558,417
Werner Logistics	228,669	189,008
Other	20,501	17,513
Corporate	475	389
Subtotal	837,975	765,327
Inter-segment eliminations	(5,261)	(722)
Total	$832,714	$764,605

	Three Months Ended March 31,
	2023	2022
Operating Income (Loss) by Segment
Truckload Transportation Services	$50,986	$76,093
Werner Logistics	4,937	8,681
Other	549	445
Corporate	(3,086)	(1,708)
Total	$53,386	$83,511

	Three Months Ended March 31,
	2023	2022
Depreciation and Amortization by Segment
Truckload Transportation Services	$66,843	$61,837
Werner Logistics	4,059	2,268
Other	2,873	2,681
Corporate	538	443
Total	$74,313	$67,229

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Regulations
•Critical Accounting Estimates
The MD&A should be read in conjunction with our 2022 Form 10-K.
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
Our most significant resource requirements are company drivers, independent contractors, tractors, and trailers with respect to our TTS segment and qualified third-party capacity providers with respect to our Werner Logistics segment. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses. Our financial results are affected by company driver and independent contractor availability and the markets for new and used revenue equipment. We are self-insured for a significant portion of bodily injury, property damage and cargo claims; workers’ compensation claims; and associate health claims (supplemented by premium-based insurance coverage above certain dollar levels). For that reason, our financial results may also be affected by driver safety, medical costs, weather, legal and regulatory environments and insurance coverage costs to protect against catastrophic losses.
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2023 to first quarter 2022, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facility, as management deems necessary.

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

	Three Months Ended (3ME) March 31,				Percentage Change in Dollar Amounts
	2023		2022		3ME
(in thousands)	$	%	$	%	%
Operating revenues	$832,714	100.0	$764,605	100.0	8.9
Operating expenses:
Salaries, wages and benefits	268,315	32.2	241,996	31.6	10.9
Fuel	91,414	11.0	88,421	11.6	3.4
Supplies and maintenance	68,225	8.2	57,025	7.5	19.6
Taxes and licenses	25,425	3.1	23,833	3.1	6.7
Insurance and claims	36,485	4.4	27,492	3.6	32.7
Depreciation and amortization	74,313	8.9	67,229	8.8	10.5
Rent and purchased transportation	220,224	26.4	185,237	24.2	18.9
Communications and utilities	4,733	0.6	3,926	0.5	20.6
Other	(9,806)	(1.2)	(14,065)	(1.8)	(30.3)
Total operating expenses	779,328	93.6	681,094	89.1	14.4
Operating income	53,386	6.4	83,511	10.9	(36.1)
Total other expense, net	6,452	0.8	11,043	1.4	(41.6)
Income before income taxes	46,934	5.6	72,468	9.5	(35.2)
Income tax expense	11,400	1.3	17,433	2.3	(34.6)
Net income	35,534	4.3	55,035	7.2	(35.4)
Net income attributable to noncontrolling interest	(310)	(0.1)	(1,286)	(0.2)	(75.9)
Net income attributable to Werner	$35,224	4.2	$53,749	7.0	(34.5)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	Three Months Ended March 31,
	2023		2022
TTS segment (in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$493,242		$472,361
Trucking fuel surcharge revenues	88,301		79,815
Non-trucking and other operating revenues	6,787		6,241
Operating revenues	588,330	100.0	558,417	100.0
Operating expenses	537,344	91.3	482,324	86.4
Operating income	$50,986	8.7	$76,093	13.6

	Three Months Ended March 31,
TTS segment	2023	2022	% Change
Average tractors in service	8,561	8,238	3.9%
Average revenues per tractor per week (1)	$4,432	$4,411	0.5%
Total tractors (at quarter end)
Company	8,170	7,960	2.6%
Independent contractor	305	265	15.1%
Total tractors	8,475	8,225	3.0%
Total trailers (at quarter end)	27,440	26,185	4.8%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$183,130	$186,760	(1.9)%
Average tractors in service	3,191	3,064	4.1%
Total tractors (at quarter end)	3,130	3,040	3.0%
Average percentage of empty miles	14.09%	11.75%	19.9%
Average revenues per tractor per week (1)	$4,414	$4,690	(5.9)%
Average % change in revenues per total mile (1)	(3.2)%	20.8%
Average % change in total miles per tractor per week	(2.8)%	(8.1)%
Average completed trip length in miles (loaded)	620	716	(13.4)%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$310,112	$285,601	8.6%
Average tractors in service	5,370	5,174	3.8%
Total tractors (at quarter end)	5,345	5,185	3.1%
Average revenues per tractor per week (1)	$4,441	$4,247	4.6%
(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended March 31,
	2023		2022
Werner Logistics segment (in thousands)	$	%	$	%
Operating revenues	$228,669	100.0	$189,008	100.0
Operating expenses:
Purchased transportation expense	188,498	82.4	157,521	83.3
Other operating expenses	35,234	15.4	22,806	12.1
Total operating expenses	223,732	97.8	180,327	95.4
Operating income	$4,937	2.2	$8,681	4.6

	Three Months Ended March 31,
Werner Logistics segment	2023	2022	% Change
Average tractors in service	39	53	(26.4)%
Total tractors (at quarter end)	32	54	(40.7)%
Total trailers (at quarter end)	2,580	1,605	60.7%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating Revenues
Operating revenues increased 8.9% for the three months ended March 31, 2023, compared to the same period of the prior year. When comparing first quarter 2023 to first quarter 2022, TTS segment revenues increased $29.9 million, or 5.4%, and Werner Logistics revenues increased $39.7 million, or 21.0%.
Dedicated freight demand in first quarter 2023 was solid and steady. One-Way Truckload and Logistics were challenged by overall market conditions with seasonally less freight available than normal and increased price competition. This was in contrast to first quarter a year ago, when we benefited from a seasonally strong freight market. In first quarter 2022, freight was unusually strong for both One-Way Truckload and Logistics, as we benefited from a strong pricing environment and numerous project and pop-up freight opportunities that typically do not occur during first quarter. The freight market and spot rates in One-Way Truckload and Logistics did not experience the typical seasonal improvement in March 2023 and in fact, declined. Freight demand in April 2023 remains challenging and consistent with March 2023.
Trucking revenues, net of fuel surcharge, increased 4.4% in first quarter 2023 compared to first quarter 2022 due to a 3.9% increase in the average number of tractors in service and a 0.5% increase in average revenues per tractor per week, net of fuel surcharge. During first quarter 2023, Dedicated average revenues per tractor per week, net of fuel surcharge increased 4.6%, slightly ahead of our full year guidance range, partially offset by a 3.2% decrease in One-Way Truckload average revenues per total mile, net of fuel surcharge due to lower rates in a much softer freight market. We continue to expect Dedicated average revenues per tractor per week, net of fuel surcharge, to remain flat or increase up to 3% in 2023 compared to 2022. We continue to expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet to decline in a range of 3% to 6% in the first half of 2023 when compared to first half of 2022. We expect the One-Way freight market to be weak in second and third quarters 2023, then improve in fourth quarter 2023.
The average number of tractors in service in the TTS segment increased 3.9% to 8,561 in first quarter 2023 from 8,238 in first quarter 2022, due primarily to the Baylor Trucking, Inc. (“Baylor”) acquisition on October 1, 2022 and the ReedTMS Logistics (“ReedTMS”) acquisition on November 5, 2022. We ended first quarter 2023 with 8,475 tractors in the TTS segment, a year-over-year increase of 250 tractors compared to the end of first quarter 2022, and a sequential decrease of 125 tractors compared to the end of fourth quarter 2022. During first quarter 2023, our tractor fleet declined 1%, as we decreased our fleet size to adjust to freight market conditions. We do not plan to grow our fleet in second quarter 2023, but assuming the freight market begins to show improvement during the second half of 2023, we expect a small amount of growth in our Dedicated tractor fleet in 2023 compared to 2022. Within TTS, our Dedicated unit ended first quarter 2023 with 5,345 tractors (or 63% of our total TTS segment tractors) compared to 5,185 tractors (or 63%) a year ago. We currently expect our fleet size at the end of 2023 to be in a range of a decrease of 2% to an increase of 1% when compared to the fleet size at the end of 2022. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues increased 10.6% to $88.3 million in first quarter 2023 from $79.8 million in first quarter 2022 due primarily to a 3.9% increase in the average number of tractors in service in the TTS segment. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three operating units. Werner Logistics revenues exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $5.3 million in first quarter 2023 and $0.7 million in first quarter 2022 for shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In first quarter 2023, Werner Logistics revenues increased $39.7 million, or 21.0%, as growth from the ReedTMS acquisition offset lower brokerage pricing and Intermodal revenues. Truckload Logistics revenues (78% of Logistics revenues) increased by 41% in first quarter 2023, driven by an increase in shipments due to the ReedTMS acquisition and growth in our organic shipments, partially offset by a decline in revenues per shipment. Intermodal revenues (12% of Logistics revenues) decreased 33% in first quarter 2023, due primarily to a decrease in shipments. Final Mile revenues (10% of Logistics revenues) increased $2.4 million in first quarter 2023. The Werner Logistics operating income decreased to $4.9 million in first quarter 2023 from $8.7 million in first quarter 2022, due to a seasonally weak freight market in first quarter 2023 compared to a seasonally strong freight market in first quarter 2022.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.6% for the three months ended March 31, 2023 and 89.1% for the three months ended March 31, 2022. We experienced a more direct impact from inflation on multiple expense items in first quarter 2023 compared to first quarter 2022. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 21 through 23 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $26.3 million or 10.9% in first quarter 2023 compared to first quarter 2022 and increased 0.6% as a percentage of operating revenues to 32.2%. The higher dollar amount of salaries, wages and benefits expense in the first quarter of 2023 was due primarily to increased non-driver and driver pay and the impact of 6.5 million more company tractor miles in the first quarter of 2023. The increase in non-driver pay was primarily due to a larger number of non-driver employees, including the impact from our ReedTMS and Baylor acquisitions. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 66% in first quarter 2023 compared to first quarter 2022, primarily as a result of the ReedTMS acquisition.
We renewed our workers’ compensation insurance coverage on April 1, 2023. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2023 were flat compared to the previous policy year.
While inflationary cost pressures continue to be challenging, particularly for labor, equipment maintenance and insurance, we have begun to see some easing in the competitive driver recruiting and retention markets. A competitive driver market presents labor challenges for customers and carriers alike. Several ongoing market factors persisted including a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention as we strive to be the truckload employer of choice, including competitive driver pay, providing a modern tractor and trailer fleet with the latest safety equipment and technology, investing in our driver training school network and offering a wide variety of driving positions including daily and weekly home time opportunities. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.

Fuel increased $3.0 million or 3.4% in first quarter 2023 compared to first quarter 2022 and decreased 0.6% as a percentage of operating revenues to 11.0%, primarily due to 6.5 million more company tractor miles in first quarter 2023, partially offset by slightly lower average diesel fuel prices. Average diesel fuel prices were nine cents per gallon lower in first quarter 2023 than in first quarter 2022 and were 70 cents per gallon lower than in fourth quarter 2022.
We continue to employ measures to improve our fuel mpg such as (i) limiting tractor engine idle time by installing auxiliary power units, (ii) optimizing the speed, weight and specifications of our equipment and (iii) implementing mpg-enhancing equipment changes to our fleet including new tractors, more aerodynamic tractor features, idle reduction systems, trailer tire inflation systems, trailer skirts and automated manual transmissions to reduce our fuel gallons purchased. However, fuel savings from mpg improvement is partially offset by higher depreciation expense and the additional cost of diesel exhaust fluid. Although our fuel management programs require significant capital investment and research and development, we intend to continue these and other environmentally conscious initiatives, including our active participation as a U.S. Environmental Protection Agency (“EPA”) SmartWay Transport Partner. The SmartWay Transport Partnership is a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.
For April 2023, the average diesel fuel price per gallon was approximately $1.17 lower than the average diesel fuel price per gallon in April 2022 and approximately $1.53 lower than in second quarter 2022.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $11.2 million or 19.6% in first quarter 2023 compared to first quarter 2022 and increased 0.7% as a percentage of operating revenues. Supplies and maintenance expense increased due to the higher costs for over-the-road tractor and trailer maintenance and tires resulting from inflationary cost increases and the impact of 6.5 million more company tractor miles.
Insurance and claims increased $9.0 million or 32.7% in first quarter 2023 compared to first quarter 2022 and increased 0.8% as a percentage of operating revenues due primarily to a higher amount of unfavorable reserve development resulting from an increasing cost-per-claim. We also incurred insurance and claims expense of $1.4 million and $1.3 million in first quarter 2023 and first quarter 2022, respectively, for accrued interest related to a previously-disclosed adverse jury verdict rendered May 17, 2018, which we are appealing. Interest will continue to accrue monthly until such time as the outcome of our appeal is finalized. For additional information related to this lawsuit, see Note 10 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
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
Depreciation and amortization expense increased $7.1 million or 10.5% in first quarter 2023 compared to first quarter 2022 and increased 0.1% as a percentage of operating revenues due primarily to depreciation and amortization on tangible and intangible assets recorded in the ReedTMS and Baylor acquisitions and the higher cost of new tractors and trailers.
The average age of our tractor fleet remains low by industry standards and was 2.2 years as of March 31, 2023, and the average age of our trailers was 5.1 years. We are continuing to invest in new tractors and trailers and our terminals in 2023 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2023, we expect the average age of our tractor and trailer fleets to remain at or near current levels.
Rent and purchased transportation expense increased $35.0 million or 18.9% in first quarter 2023 compared to first quarter 2022 and increased 2.2% as a percentage of operating revenues. Werner Logistics recorded brokered freight expense of $5.3 million in first quarter 2023 and $0.7 million in first quarter 2022 for shipments performed by the TTS segment, which is eliminated in consolidation. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics purchased transportation expense increased $31.0 million primarily due to the ReedTMS acquisition and decreased as a percentage of Werner Logistics revenues to 82.4% in first quarter 2023 from 83.3% in first quarter 2022.
Rent and purchased transportation expense for the TTS segment increased $7.5 million in first quarter 2023 compared to first quarter 2022 due primarily to the Baylor acquisition and more independent contractor miles in first quarter 2023. Independent contractor miles increased approximately 1.1 million miles in first quarter 2023 and as a percentage of total miles were 4.9% in first quarter 2023 compared to 4.5% in first quarter 2022. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses to the rent and purchased transportation category.
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
Other operating expenses increased $4.3 million in first quarter 2023 compared to first quarter 2022 and increased 0.6% as a percentage of operating revenues due primarily to a decrease in gains on the sales of property and equipment, and increased costs associated with professional technology services. Gains on sales of property and equipment (primarily used tractors and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $18.3 million in first quarter 2023, compared to $20.5 million in first quarter 2022. We sold significantly more tractors and trailers in first quarter 2023 compared to first quarter 2022 and realized substantially lower average gains per tractor and trailer due to lower pricing in the market for our used equipment, which we believe is due to a greater number of small carriers exiting the trucking industry due to lower spot rates and higher operating costs. For the used tractor market, we expect gradually declining customer demand in a difficult freight and financing market, which should moderate pricing and equipment gains as the year progresses. We continue to expect our gains on sales of property and equipment in 2023 to decrease to between $30 million and $50 million for the full year.
Other Expense (Income)
Other expense, net of income, decreased $4.6 million in first quarter 2023 compared to first quarter 2022 due primarily to a $9.7 million decrease in the amount of unrealized losses recognized on our investments in equity securities in first quarter 2023 compared to first quarter 2022 (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report), partially offset by a $5.2 million increase in net interest expense. Net interest expense increased primarily due to higher interest rates for variable rate debt and an increase in average debt outstanding.
Income Tax Expense
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.3% in first quarter 2023 compared to 24.1% in first quarter 2022.
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
Management believes our financial position at March 31, 2023 is strong. As of March 31, 2023, we had $129.6 million of cash and cash equivalents and over $1.4 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a $1.075 billion credit facility, for which our total available borrowing capacity was $414.6 million as of March 31, 2023 (see Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit agreements). After considering recent developments in the banking sector, we believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facility will provide sufficient funds to meet our cash requirements and our planned shareholder returns for the foreseeable future.
Item 7 of Part II of our 2022 Form 10-K includes our disclosure of material cash requirements as of December 31, 2022. There were no material changes in the nature of these items during the three months ended March 31, 2023.
Cash Flows
During the three months ended March 31, 2023, we generated cash flow from operations of $166.8 million, a 7.7% or $11.9 million increase in cash flows compared to the same three-month period a year ago. The increase in net cash provided by operating activities was due primarily to working capital changes, including a decrease in accounts receivable days sales outstanding during first quarter 2023, partially offset by a decrease in net income for the three-month period ended March 31, 2023 compared to the same period in 2022. We were able to make net capital expenditures, make a strategic loan and investment, and pay dividends with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities was $129.2 million for the three-month period ended March 31, 2023 compared to $34.5 million during the same period in 2022. Net property and equipment additions (primarily revenue equipment) were $102.7 million for the three-month period ended March 31, 2023, compared to $37.1 million during the same period of 2022. We currently estimate net capital expenditures (primarily revenue equipment) in 2023 to be in the range of $350 million to $400 million, compared to net capital expenditures in 2022 of $317.6 million. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facility, if necessary. As of March 31, 2023, we were committed to property and equipment purchases of approximately $271.4 million. We also purchased a $25.0 million subordinated promissory note from MLSI on January 24, 2023, with a maturity date of January 24, 2030 (see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our notes receivable).
Net cash used in financing activities was $16.2 million during the three months ended March 31, 2023 compared to $49.0 million during the same period in 2022. We repaid $2.5 million on our debt during the three months ended March 31, 2023, decreasing our outstanding debt to $691.3 million at March 31, 2023, and had net repayments on our debt of $1.3 million during the same period in 2022. We paid dividends of $8.2 million during the three months ended March 31, 2023 and $7.9 million during the same period in 2022. We currently plan to continue paying a quarterly dividend.
We did not repurchase any shares of common stock during the three months ended March 31, 2023. Financing activities for the same period in 2022 included common stock repurchase of 845,100 shares at a cost of $36.2 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. As of March 31, 2023, the Company had purchased 3,688,190 shares pursuant to our current Board of Directors repurchase authorization and had 2,311,810 shares remaining available for repurchase.
Regulations:
Item 1 of Part I of our 2022 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. The following is an update to the regulations set forth in our 2022 Form 10-K.
California’s ongoing emissions reduction goals have significantly impacted the industry. The California Air Resources Board regulations apply not only to California intrastate carriers, but also to carriers outside of California who own or dispatch equipment in the state. In March 2023, the EPA granted California the authority to enforce environmental rules that are more strict than current EPA requirements. These rules would apply to vehicles beginning with the 2024 model year. Werner continues to structure our fleet plans to operate compliant equipment in California. Approximately 4% of our truck miles in 2022 were in the state of California.
There have been no other material changes in the status of the proposed regulations previously disclosed in the 2022 Form 10-K.
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
Information regarding our Critical Accounting Estimates can be found in our 2022 Form 10-K. Estimates of accrued liabilities for insurance and claims for bodily injury, property damage and workers’ compensation is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements.
There have been no material changes to this critical accounting estimate from that discussed in our 2022 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of March 31, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $3.0 million and $1.2 million for first quarter 2023 and 2022, respectively, and were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $150.0 million of variable interest rate debt outstanding at March 31, 2023, for which the interest rate is effectively fixed at 2.88% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $450.0 million of variable interest rate debt outstanding at March 31, 2023. The interest rates on our credit facility are based on Secured Overnight Financing Rate (“SOFR”). See Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR interest rate would increase our annual interest expense by approximately $4.5 million.
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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding legal proceedings, see Note 10 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A (Risk Factors) in our 2022 Form 10-K, which could materially affect our business, financial condition, and future results of operations. The risks described in our 2022 Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.
There have been no material changes from the risk factors disclosed in our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On November 9, 2021, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. As of March 31, 2023, the Company had purchased 3,688,190 shares pursuant to this authorization and had 2,311,810 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during first quarter 2023 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

10.1	Named Executive Officer Compensation	Item 5.02 of the Company’s Current Report on Form 8-K dated February 10, 2023; Item 5.02 of the Company’s Current Report on Form 8-K dated February 23, 2023

10.2	Non-Employee Director Compensation	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iii) Consolidated Condensed Balance Sheets as of March 31, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three months ended March 31, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of March 31, 2023.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 9, 2023	By:	/s/ Christopher D. Wikoff
Christopher D. Wikoff
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 9, 2023	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary