Form 10-Q
period 2023-06-30
WERNER ENTERPRISES INC
filed 2023-08-08
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2023, 63,390,325 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2023 and 2022	4
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022	5
	Consolidated Condensed Balance Sheets as of June 30, 2023 and December 31, 2022	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three and Six Months Ended June 30, 2023 and 2022	8
	Notes to Consolidated Financial Statements (Unaudited) as of June 30, 2023	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

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

Item 1. Financial Statements.
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Operating revenues	$811,096	$836,276	$1,643,810	$1,600,881
Operating expenses:
Salaries, wages and benefits	266,373	253,639	534,688	495,635
Fuel	77,740	125,446	169,154	213,867
Supplies and maintenance	64,964	62,656	133,189	119,681
Taxes and licenses	25,408	23,791	50,833	47,624
Insurance and claims	36,806	41,071	73,291	68,563
Depreciation and amortization	74,898	68,471	149,211	135,700
Rent and purchased transportation	217,086	197,116	437,310	382,353
Communications and utilities	4,669	3,781	9,402	7,707
Other	(4,046)	(14,618)	(13,852)	(28,683)
Total operating expenses	763,898	761,353	1,543,226	1,442,447
Operating income	47,198	74,923	100,584	158,434
Other expense (income):
Interest expense	8,139	1,787	16,055	3,226
Interest income	(1,899)	(313)	(3,451)	(588)
Loss (gain) on investments in equity securities, net	(79)	(24,095)	2	(14,289)
Loss from equity method investment	844	—	844	—
Other	86	126	93	199
Total other expense (income)	7,091	(22,495)	13,543	(11,452)
Income before income taxes	40,107	97,418	87,041	169,886
Income tax expense	10,087	23,809	21,487	41,242
Net income	30,020	73,609	65,554	128,644
Net income attributable to noncontrolling interest	(139)	(1,319)	(449)	(2,605)
Net income attributable to Werner	$29,881	$72,290	$65,105	$126,039
Earnings per share:
Basic	$0.47	$1.12	$1.03	$1.94
Diluted	$0.47	$1.12	$1.02	$1.93
Weighted-average common shares outstanding:
Basic	63,384	64,394	63,345	64,965
Diluted	63,687	64,726	63,689	65,327
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income	$30,020	$73,609	$65,554	$128,644
Other comprehensive income (loss):
Foreign currency translation adjustments	2,742	(47)	5,743	1,106
Change in fair value of interest rate swaps, net of tax	(101)	1,283	(1,074)	4,914
Other comprehensive income, net	2,641	1,236	4,669	6,020
Comprehensive income	32,661	74,845	70,223	134,664
Comprehensive income attributable to noncontrolling interest	(139)	(1,319)	(449)	(2,605)
Comprehensive income attributable to Werner	$32,522	$73,526	$69,774	$132,059
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,502	$107,240
Accounts receivable, trade, less allowance of $10,360 and $10,271, respectively	437,644	518,815
Other receivables	33,312	29,875
Inventories and supplies	16,026	14,527
Prepaid taxes, licenses and permits	8,687	17,699
Other current assets	67,164	74,459
Total current assets	609,335	762,615
Property and equipment	2,976,274	2,885,641
Less – accumulated depreciation	1,031,850	1,060,365
Property and equipment, net	1,944,424	1,825,276
Goodwill	129,104	132,717
Intangible assets, net	91,512	81,502
Other non-current assets	330,818	295,145
Total assets	$3,105,193	$3,097,255
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$11,530	$—
Accounts payable	119,744	124,483
Current portion of long-term debt	3,750	6,250
Insurance and claims accruals	81,932	78,620
Accrued payroll	47,375	49,793
Accrued expenses	18,831	20,358
Other current liabilities	31,967	30,016
Total current liabilities	315,129	309,520
Long-term debt, net of current portion	636,250	687,500
Other long-term liabilities	55,802	59,677
Insurance and claims accruals, net of current portion	239,897	244,946
Deferred income taxes	321,897	313,278
Total liabilities	1,568,975	1,614,921
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	39,148	38,699
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 63,389,496 and 63,223,003 shares outstanding, respectively	805	805
Paid-in capital	130,694	129,837
Retained earnings	1,923,865	1,875,873
Accumulated other comprehensive loss	(6,623)	(11,292)
Treasury stock, at cost; 17,144,040 and 17,310,533 shares, respectively	(551,671)	(551,588)
Total stockholders’ equity	1,497,070	1,443,635
Total liabilities, temporary equity and stockholders’ equity	$3,105,193	$3,097,255
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$65,554	$128,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,211	135,700
Deferred income taxes	9,220	(630)
Gain on disposal of property and equipment	(30,229)	(41,138)
Non-cash equity compensation	6,291	6,085
Insurance and claims accruals, net of current portion	(5,049)	4,874
Loss (gain) on investments in equity securities, net	2	(14,289)
Loss from equity method investment	844	—
Other	(2,445)	(4,142)
Changes in certain working capital items:
Accounts receivable, net	81,221	(21,125)
Other current assets	16,255	20,728
Accounts payable	(4,493)	30,091
Other current liabilities	(4,592)	22,729
Net cash provided by operating activities	281,790	267,527
Cash flows from investing activities:
Additions to property and equipment	(361,312)	(227,334)
Proceeds from sales of property and equipment	107,121	73,911
Net cash invested in acquisition	(188)	705
Investment in equity securities	—	(20,250)
Payment to acquire equity method investment	(2,645)	—
Issuance of notes receivable	(25,000)	—
Decrease in notes receivable	1,707	3,288
Net cash used in investing activities	(280,317)	(169,680)
Cash flows from financing activities:
Repayments of short-term debt	(3,750)	(2,500)
Repayments of long-term debt	(50,000)	(100,000)
Proceeds from issuance of long-term debt	—	120,000
Change in checks issued in excess of cash balances	11,530	6,032
Dividends on common stock	(16,459)	(15,702)
Repurchases of common stock	—	(102,113)
Tax withholding related to net share settlements of restricted stock awards	(5,517)	(3,658)
Net cash used in financing activities	(64,196)	(97,941)
Effect of exchange rate fluctuations on cash	1,985	322
Net increase (decrease) in cash and cash equivalents	(60,738)	228
Cash and cash equivalents, beginning of period	107,240	54,196
Cash and cash equivalents, end of period	$46,502	$54,424
Supplemental disclosures of cash flow information:
Interest paid	$16,643	$3,236
Income taxes paid	11,438	31,096
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$1,504	$2,350
Change in fair value of interest rate swaps	(1,074)	4,914
Property and equipment acquired included in accounts payable	5,774	8,431
Property and equipment disposed included in other receivables	—	1,205
Dividends accrued but not yet paid at end of period	8,874	8,244
Contingent consideration associated with acquisitions	(800)	—

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended June 30, 2023
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, March 31, 2023	$805	$128,050	$1,902,858	$(9,264)	$(551,912)	$1,470,537	$39,009
Net income attributable to Werner	—	—	29,881	—	—	29,881	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	139
Other comprehensive income	—	—	—	2,641	—	2,641	—
Dividends on common stock ($0.14 per share)	—	—	(8,874)	—	—	(8,874)	—
Equity compensation activity, 12,562 shares	—	(244)	—	—	241	(3)	—
Non-cash equity compensation expense	—	2,888	—	—	—	2,888	—
BALANCE, June 30, 2023	$805	$130,694	$1,923,865	$(6,623)	$(551,671)	$1,497,070	$39,148

	Three Months Ended June 30, 2022
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, March 31, 2022	$805	$121,157	$1,713,046	$(15,820)	$(477,724)	$1,341,464	$37,233
Net income attributable to Werner	—	—	72,290	—	—	72,290	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,319
Other comprehensive income	—	—	—	1,236	—	1,236	—
Purchases of 1,650,000 shares of common stock	—	—	—	—	(65,933)	(65,933)	—
Dividends on common stock ($0.13 per share)	—	—	(8,244)	—	—	(8,244)	—
Equity compensation activity, 7,802 shares	—	(151)	—	—	151	—	—
Non-cash equity compensation expense	—	3,059	—	—	—	3,059	—
BALANCE, June 30, 2022	$805	$124,065	$1,777,092	$(14,584)	$(543,506)	$1,343,872	$38,552
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST (CONTINUED)
(Unaudited)

	Six Months Ended June 30, 2023
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2022	$805	$129,837	$1,875,873	$(11,292)	$(551,588)	$1,443,635	$38,699
Net income attributable to Werner	—	—	65,105	—	—	65,105	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	449
Other comprehensive income	—	—	—	4,669	—	4,669	—
Dividends on common stock ($0.27 per share)	—	—	(17,113)	—	—	(17,113)	—
Equity compensation activity, 166,493 shares	—	(5,434)	—	—	(83)	(5,517)	—
Non-cash equity compensation expense	—	6,291	—	—	—	6,291	—
BALANCE, June 30, 2023	$805	$130,694	$1,923,865	$(6,623)	$(551,671)	$1,497,070	$39,148

	Six Months Ended June 30, 2022
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2021	$805	$121,904	$1,667,104	$(20,604)	$(441,659)	$1,327,550	$35,947
Net income attributable to Werner	—	—	126,039	—	—	126,039	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	2,605
Other comprehensive income	—	—	—	6,020	—	6,020	—
Purchases of 2,495,100 shares of common stock	—	—	—	—	(102,113)	(102,113)	—
Dividends on common stock ( $0.25 per share)	—	—	(16,051)	—	—	(16,051)	—
Equity compensation activity, 120,553 shares	—	(3,924)	—	—	266	(3,658)	—
Non-cash equity compensation expense	—	6,085	—	—	—	6,085	—
BALANCE, June 30, 2022	$805	$124,065	$1,777,092	$(14,584)	$(543,506)	$1,343,872	$38,552
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
Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2022 Form 10-K.
(2) Business Acquisitions
Developments during the six months ended June 30, 2023 related to our 2022 business acquisitions are discussed below.
ReedTMS
On November 5, 2022, we acquired 100% of the equity interests in Reed Transport Services, Inc. and RTS-TMS, Inc., doing business as ReedTMS Logistics (“ReedTMS”), for a final purchase price of $108.6 million after including the impacts of working capital adjustments, cash acquired, net present value of future insurance payments, and contingent consideration. ReedTMS is an asset-light logistics provider and dedicated truckload carrier that offers a comprehensive suite of freight brokerage and truckload solutions to a diverse customer base. The results of operations for ReedTMS are included in our consolidated financial statements beginning November 5, 2022. Pro forma information for this acquisition is not provided as it did not have a material impact on our consolidated operating results.

The following table summarizes the purchase price allocation for ReedTMS, including any adjustments during the six months ended June 30, 2023 (in thousands):

	November 5, 2022 Opening Balance sheet as Reported at December 31, 2022	Adjustments (1)	November 5, 2022 Opening Balance sheet as Reported at June 30, 2023
Purchase Price
Cash consideration paid	$116,989	$—	$116,989	(2)
Cash and cash equivalents acquired	(12,120)	—	(12,120)
Contingent consideration arrangement	5,000	(800)	4,200	(3)
Working capital surplus (deficiency)	(689)	188	(501)
Total purchase price (fair value of consideration)	109,180	(612)	108,568
Purchase Price Allocation
Current assets	52,531	49	52,580
Property and equipment	35,000	(12,485)	22,515
Intangible assets	12,000	15,300	27,300
Other non-current assets	7,927	(1)	7,926
Total assets acquired	107,458	2,863	110,321
Current liabilities	(45,497)	(389)	(45,886)
Other long-term liabilities	(5,622)	527	(5,095)
Total liabilities assumed	(51,119)	138	(50,981)
Goodwill	$52,841	$(3,613)	$49,228
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
(3) The contingent earnout liability is recorded in other current liabilities on the consolidated condensed balance sheets as of June 30, 2023 and in other long-term liabilities as of December 31, 2022. For additional information regarding the valuation of the contingent liability, see Note 6 – Fair Value.
Baylor
On October 1, 2022, we acquired 100% of the equity interests in FAB9, Inc., doing business as Baylor Trucking, Inc. (“Baylor”), for a final purchase price of $89.0 million after including the impacts of working capital adjustments, cash acquired, and contingent consideration. Baylor operates in the east central and south central United States. The results of operations for Baylor are included in our consolidated financial statements beginning October 1, 2022. Pro forma information for this acquisition is not provided as it did not have a material impact on our consolidated operating results. No measurement period adjustments were recorded during the six months ended June 30, 2023.
Purchase Price Allocations
We accounted for the ReedTMS and Baylor purchases using the acquisition method of accounting under GAAP. The purchase price of each acquisition has been allocated to the assets acquired and liabilities assumed using market data and valuation techniques. The purchase price allocations for ReedTMS and Baylor are considered final as of June 30, 2023.

(3) Revenue
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Truckload Transportation Services	$570,192	$613,616	$1,158,522	$1,172,033
Werner Logistics	224,549	203,861	453,218	392,869
Inter-segment eliminations	(3,522)	(625)	(8,783)	(1,347)
Transportation services	791,219	816,852	1,602,957	1,563,555
Other revenues	19,877	19,424	40,853	37,326
Total revenues	$811,096	$836,276	$1,643,810	$1,600,881
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$765,316	$770,849	$1,547,609	$1,481,753
Mexico	37,338	51,461	79,151	94,752
Other	8,442	13,966	17,050	24,376
Total revenues	$811,096	$836,276	$1,643,810	$1,600,881
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At June 30, 2023 and December 31, 2022, the accounts receivable, trade, net, balance was $437.6 million and $518.8 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At June 30, 2023 and December 31, 2022, the balance of contract assets was $6.8 million and $8.9 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At June 30, 2023 and December 31, 2022, the balance of contract liabilities was $1.1 million and $0.9 million, respectively. The amount of revenues recognized in the six months ended June 30, 2023 that was included in the December 31, 2022 contract liability balance was $0.9 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the six months ended June 30, 2023 and 2022, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

(4) Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in business combinations. The following table summarizes changes in the carrying amount of goodwill by segment for the six months ended June 30, 2023 (in thousands):

	TTS	Werner Logistics	Total
Balance as of December 31, 2022	$53,897	$78,820	$132,717
Purchase accounting adjustments (1)	(7,841)	4,228	(3,613)
Balance as of June 30, 2023	$46,056	$83,048	$129,104
(1) The purchase accounting adjustments consist of post-closing adjustments related to net assets assumed in the acquisition of ReedTMS. For additional information regarding these purchase accounting adjustments, see Note 2.
The following table presents acquired intangible assets (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,200	$(9,979)	$70,221	$64,900	$(5,714)	$59,186
Trade names	24,600	(3,309)	21,291	24,600	(2,284)	22,316
Total intangible assets	$104,800	$(13,288)	$91,512	$89,500	$(7,998)	$81,502
Amortization expense on intangible assets was $2.5 million and $5.3 million for the three and six months ended June 30, 2023, respectively, and $1.4 million and $2.7 million for the three and six months ended June 30, 2022, respectively, and is reported in depreciation and amortization on the consolidated statements of income. As of June 30, 2023, we estimate future amortization expense for intangible assets will be $5.0 million for the remainder of 2023, and $10.1 million for each of the five succeeding fiscal years.
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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	June 30, 2023	December 31, 2022
Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$39,783	$40,963

Current lease liabilities (recorded in other current liabilities)	$9,525	$9,396
Long-term lease liabilities (recorded in other long-term liabilities)	31,747	32,897
Total operating lease liabilities	$41,272	$42,293

Other Information
Weighted-average remaining lease term for operating leases	6.30 years	6.43 years
Weighted-average discount rate for operating leases	3.6%	3.3%

The following table presents the maturities of operating lease liabilities as of June 30, 2023 (in thousands):

Maturity of Lease Liabilities
2023 (remaining)	$5,491
2024	10,235
2025	8,273
2026	6,397
2027	4,460
Thereafter	10,884
Total undiscounted operating lease payments	$45,740
Less: Imputed interest	(4,468)
Present value of operating lease liabilities	$41,272
Cash Flows
During the six months ended June 30, 2023 and 2022, right-of-use assets of $4.1 million and $11.2 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $5.8 million and $3.8 million for the six months ended June 30, 2023 and 2022, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $5.9 million and $12.1 million for the three and six months ended June 30, 2023, respectively, and $5.3 million and $10.4 million for the three and six months ended June 30, 2022, respectively. This expense included $3.0 million and $6.0 million for the three and six months ended June 30, 2023, respectively, and $2.3 million and $4.4 million for the three and six months ended June 30, 2022, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $2.7 million and $5.4 million for the three and six months ended June 30, 2023, respectively, and $3.1 million and $6.3 million for the three and six months ended June 30, 2022, respectively. The following table presents information about the maturities of these operating leases as of June 30, 2023 (in thousands):

2023 (remaining)	$4,851
2024	3,348
2025	326
2026	335
2027	84
Thereafter	—
Total	$8,944
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		June 30, 2023	December 31, 2022
Assets:
Other non-current assets:
Equity securities (1)	1	$721	$723
Liabilities:
Other current liabilities:
Contingent consideration associated with acquisitions	3	$4,336	$—
Other long-term liabilities:
Contingent consideration associated with acquisitions	3	8,692	13,400
Total liabilities		$13,028	$13,400
(1) Represents our investments in autonomous technology companies. For additional information regarding the valuation of these equity securities, see Note 7 – Investments.
The following table presents changes in the fair value of our contingent earnout liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$12,877	$2,500	$13,400	$2,500
Measurement period adjustment associated with the acquisition of ReedTMS (1)	—	—	(800)	—
Change in fair value	151	—	428	—
Balance at end of period	$13,028	$2,500	$13,028	$2,500
(1) The measurement period adjustment was recorded in goodwill on the consolidated condensed balance sheet.
The estimated fair values of our contingent consideration arrangements are based upon probability-adjusted inputs for each acquired entity. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Change in fair value is recorded in other operating expenses on the consolidated statements of income.
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
The carrying amount of our fixed-rate debt not measured at fair value on a recurring basis was $90.0 million and $93.8 million as of June 30, 2023 and December 31, 2022, respectively. The estimated fair value of our fixed-rate debt using the income approach, based on its net present value, discounted at our current borrowing rate, was $85.8 million and $87.2 million as of June 30, 2023 and December 31, 2022, respectively (categorized as Level 2 of the fair value hierarchy). The carrying amount of our variable-rate long-term debt approximates fair value due to the duration of our credit arrangement and the variable interest rate (categorized as Level 2 of the fair value hierarchy).
(7) Investments
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values include MLSI, a transportation management systems company, and Fleet Defender, Inc., a platform cybersecurity company for fleet owners. MLSI is developing a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. These investments are being accounted for under ASC 321 using the measurement alternative and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the values of these investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of June 30, 2023 and December 31, 2022, the value of our investment in MLSI was $86.8 million and the value of our investment in Fleet Defender, Inc. was $250 thousand.
The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment in equity securities	$—	$20,250	$—	$20,250
Upward adjustments (1)	—	28,638	—	28,638
(1) During 2022, investments by third-parties resulted in the remeasurements of our investment in MLSI. Our updated investment values were based upon the prices paid by third parties.
As of June 30, 2023, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $56.8 million.
Equity Investments with Readily Determinable Fair Values
We own strategic minority equity investments in autonomous technology companies, which are being accounted for under ASC 321 and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the value of these investments, based on the share prices reported by Nasdaq, in loss (gain) on investments in equity securities on the consolidated statements of income. As of June 30, 2023 and December 31, 2022, the value of these investments was $0.7 million. We recognized an unrealized gain of $0.1 million and an unrealized loss of $2 thousand on these investments for the three and six months ended June 30, 2023, respectively, and an unrealized loss of $4.5 million and $14.3 million for the three and six months ended June 30, 2022, respectively. For additional information regarding the fair value of these equity investments, see Note 6 – Fair Value.
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in Autotech Fund III (the “Fund”) pursuant to a limited partnership agreement. The Fund is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” As a limited partner, we will make periodic capital contributions toward this total commitment amount. We contributed $2.6 million to the Fund during the six months ended June 30, 2023. As of June 30, 2023, the value of our investment in the Fund was $1.8 million and is recorded in other noncurrent assets on the consolidated condensed balance sheets. The carrying amount of the Fund as of June 30, 2023 approximates its fair value as of March 31, 2023, as this is the most recent information available to us at this time. We recognized a loss $0.8 million from the Fund for the three and six months ended June 30, 2023, and is reported in loss from equity method investment on the consolidated statements of income.

(8) Notes Receivable
We provide financing to some individuals who want to become independent contractors by purchasing a tractor from us and leasing their services to us. We maintain a primary security interest in the tractor until the independent contractor pays the note balance in full. On January 24, 2023, we purchased a $25.0 million subordinated promissory note from MLSI with a maturity date of January 24, 2030. The proceeds of the promissory note may be used by MLSI for working capital and general business purposes, including a limited amount for possible repayment of certain advances. There are no scheduled principal payments due on the MLSI promissory note until the maturity date, and interest accrues at 7.5% compounded annually, with the first accrued interest payment due on January 24, 2028, and at the end of each calendar year thereafter. The independent contractor notes receivable, MLSI subordinated promissory note, and other notes receivable are included in other current assets and other non-current assets in the consolidated condensed balance sheets.
The following table presents our notes receivable (in thousands):

	June 30, 2023	December 31, 2022
Independent contractor notes receivable	$8,040	$8,287
MLSI subordinated promissory note	25,000	—
Other notes receivable	7,965	7,921
Notes receivable	41,005	16,208
Less current portion	2,637	2,691
Notes receivable – non-current	$38,368	$13,517
We also provide financing to some individuals who attended our driver training schools. The student notes receivable is included in other receivables and other non-current assets in the consolidated condensed balance sheets. The following table presents our student notes receivable (in thousands):

	June 30, 2023	December 31, 2022
Student notes receivable	$62,948	$63,351
Allowance for doubtful student notes receivable	(22,127)	(23,491)
Total student notes receivable, net of allowance	40,821	39,860
Less current portion, net of allowance	13,821	12,574
Student notes receivable – non-current	$27,000	$27,286
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
As of June 30, 2023 and December 31, 2022, our outstanding debt totaled $640.0 million and $693.8 million, respectively. As of June 30, 2023, we had an outstanding revolving credit loan balance of $550.0 million under the 2022 Credit Agreement, including (i) $400.0 million at a variable interest rate of 6.43% and (ii) $150.0 million which is effectively fixed at 2.88% with two interest rate swap agreements through May 14, 2024. In addition, as of June 30, 2023, we had $90.0 million outstanding under the BMO Term Loan at a fixed interest rate of 1.28%. Subsequent to the end of the quarter, in July 2023, we borrowed an additional $50.0 million under the 2022 Credit Agreement, which will be classified as long-term in the consolidated condensed balance sheets. The $1.075 billion of borrowing capacity under our 2022 Credit Agreement at June 30, 2023, is further reduced by $48.6 million in stand-by letters of credit under which we are obligated. Availability of such funds under the current debt agreements is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of June 30, 2023, we were in compliance with these covenants.
In July 2023, we entered into four additional variable-for-fixed interest rate swap agreements for a notional amount of $130.0 million to further limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness (see Note 13, Subsequent Event, for additional information regarding these swap agreements).
At June 30, 2023, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2023 (remaining)	$2,500
2024	87,500
2025	—
2026	—
2027	550,000
Total	$640,000
(10) Commitments and Contingencies
We have committed to property and equipment purchases of approximately $247.5 million at June 30, 2023.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $36.9 million as of June 30, 2023, and $34.1 million as of December 31, 2022. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheets as of June 30, 2023 and December 31, 2022.
The Company pursued an appeal of this verdict, and on May 18, 2023, the Texas Court of Appeals overruled Werner’s appeal and affirmed the trial court’s judgment. The Company has since filed a Petition for Review with the Texas Supreme Court, seeking further review of the Texas Court of Appeals decision. No assurances can be given regarding the outcome of any such review.
We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal. On August 3, 2022, the Eighth Circuit Court of Appeals vacated the district court’s judgment and remanded the case, for the trial court to determine whether the plaintiffs should be granted a new trial on the short break claim. On January 10, 2023, the trial court denied Plaintiff’s motion for a new trial and entered judgment in Werner’s favor on all claims. As of June 30, 2023, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.
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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Werner	$29,881	$72,290	$65,105	$126,039
Weighted average common shares outstanding	63,384	64,394	63,345	64,965
Dilutive effect of stock-based awards	303	332	344	362
Shares used in computing diluted earnings per share	63,687	64,726	63,689	65,327
Basic earnings per share	$0.47	$1.12	$1.03	$1.94
Diluted earnings per share	$0.47	$1.12	$1.02	$1.93
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
The following tables summarize our segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues by Segment
Truckload Transportation Services	$570,192	$613,616	$1,158,522	$1,172,033
Werner Logistics	224,549	203,861	453,218	392,869
Other	19,376	18,946	39,877	36,459
Corporate	501	478	976	867
Subtotal	814,618	836,901	1,652,593	1,602,228
Inter-segment eliminations	(3,522)	(625)	(8,783)	(1,347)
Total	$811,096	$836,276	$1,643,810	$1,600,881

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Income (Loss) by Segment
Truckload Transportation Services	$45,159	$64,004	$96,145	$140,097
Werner Logistics	4,355	12,490	9,292	21,171
Other	(86)	461	463	906
Corporate	(2,230)	(2,032)	(5,316)	(3,740)
Total	$47,198	$74,923	$100,584	$158,434

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation and Amortization by Segment
Truckload Transportation Services	$67,614	$62,867	$134,457	$124,704
Werner Logistics	3,865	2,351	7,924	4,619
Other	2,914	2,791	5,787	5,472
Corporate	505	462	1,043	905
Total	$74,898	$68,471	$149,211	$135,700
(13) Subsequent Event
In July 2023, we entered into four additional variable-for-fixed interest rate swap agreements for a notional amount of $130 million, with notional values of $40 million and $90 million maturing in July 2025 and 2026, respectively. These interest rate swap agreements will further limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness.

Under the terms of the interest rate swap agreements, we will receive monthly variable-rate interest payments based on one-month Term SOFR, and make monthly fixed-rate interest payments as specified in the interest rate swap agreements.
We have designated these interest rate swap agreements as cash flow hedges. Changes in fair value of outstanding derivatives in cash flow hedges will be recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income until earnings are impacted by the hedged transaction.

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for second quarter 2023 to second quarter 2022, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facility, as management deems necessary.

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

	Three Months Ended (3ME) June 30,				Six Months Ended (6ME) June 30,				Percentage Change in Dollar Amounts
	2023		2022		2023		2022		3ME	6ME
(in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$811,096	100.0	$836,276	100.0	$1,643,810	100.0	$1,600,881	100.0	(3.0)	2.7
Operating expenses:
Salaries, wages and benefits	266,373	32.9	253,639	30.3	534,688	32.5	495,635	31.0	5.0	7.9
Fuel	77,740	9.6	125,446	15.0	169,154	10.3	213,867	13.3	(38.0)	(20.9)
Supplies and maintenance	64,964	8.0	62,656	7.5	133,189	8.1	119,681	7.4	3.7	11.3
Taxes and licenses	25,408	3.1	23,791	2.8	50,833	3.1	47,624	3.0	6.8	6.7
Insurance and claims	36,806	4.5	41,071	4.9	73,291	4.4	68,563	4.3	(10.4)	6.9
Depreciation and amortization	74,898	9.2	68,471	8.2	149,211	9.1	135,700	8.5	9.4	10.0
Rent and purchased transportation	217,086	26.8	197,116	23.6	437,310	26.6	382,353	23.9	10.1	14.4
Communications and utilities	4,669	0.6	3,781	0.4	9,402	0.6	7,707	0.5	23.5	22.0
Other	(4,046)	(0.5)	(14,618)	(1.7)	(13,852)	(0.8)	(28,683)	(1.8)	(72.3)	(51.7)
Total operating expenses	763,898	94.2	761,353	91.0	1,543,226	93.9	1,442,447	90.1	0.3	7.0
Operating income	47,198	5.8	74,923	9.0	100,584	6.1	158,434	9.9	(37.0)	(36.5)
Total other expense (income), net	7,091	0.9	(22,495)	(2.6)	13,543	0.8	(11,452)	(0.7)	(131.5)	(218.3)
Income before income taxes	40,107	4.9	97,418	11.6	87,041	5.3	169,886	10.6	(58.8)	(48.8)
Income tax expense	10,087	1.2	23,809	2.8	21,487	1.3	41,242	2.6	(57.6)	(47.9)
Net income	30,020	3.7	73,609	8.8	65,554	4.0	128,644	8.0	(59.2)	(49.0)
Net income attributable to noncontrolling interest	(139)	—	(1,319)	(0.2)	(449)	—	(2,605)	(0.1)	(89.5)	(82.8)
Net income attributable to Werner	$29,881	3.7	$72,290	8.6	$65,105	4.0	$126,039	7.9	(58.7)	(48.3)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
TTS segment (in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$486,626		$488,208		$979,868		$960,569
Trucking fuel surcharge revenues	76,677		118,641		164,978		198,456
Non-trucking and other operating revenues	6,889		6,767		13,676		13,008
Operating revenues	570,192	100.0	613,616	100.0	1,158,522	100.0	1,172,033	100.0
Operating expenses	525,033	92.1	549,612	89.6	1,062,377	91.7	1,031,936	88.0
Operating income	$45,159	7.9	$64,004	10.4	$96,145	8.3	$140,097	12.0

	Three Months Ended June 30,			Six Months Ended June 30,
TTS segment	2023	2022	% Change	2023	2022	% Change
Average tractors in service	8,351	8,286	0.8%	8,456	8,262	2.3%
Average revenues per tractor per week (1)	$4,483	$4,532	(1.1)%	$4,457	$4,472	(0.3)%
Total tractors (at quarter end)
Company	8,000	8,145	(1.8)%	8,000	8,145	(1.8)%
Independent contractor	285	255	11.8%	285	255	11.8%
Total tractors	8,285	8,400	(1.4)%	8,285	8,400	(1.4)%
Total trailers (at quarter end)	27,110	25,905	4.7%	27,110	25,905	4.7%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$176,824	$188,173	(6.0)%	$359,954	$374,933	(4.0)%
Average tractors in service	3,075	3,102	(0.9)%	3,133	3,083	1.6%
Total tractors (at quarter end)	3,025	3,080	(1.8)%	3,025	3,080	(1.8)%
Average percentage of empty miles	14.01%	12.39%	13.1%	14.05%	12.07%	16.4%
Average revenues per tractor per week (1)	$4,423	$4,665	(5.2)%	$4,419	$4,677	(5.5)%
Average % change in revenues per total mile (1)	(5.2)%	13.7%		(4.2)%	17.1%
Average % change in total miles per tractor per week	0.1%	(12.9)%		(1.3)%	(10.5)%
Average completed trip length in miles (loaded)	604	692	(12.7)%	612	704	(13.1)%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$309,802	$300,035	3.3%	$619,914	$585,636	5.9%
Average tractors in service	5,276	5,184	1.8%	5,323	5,179	2.8%
Total tractors (at quarter end)	5,260	5,320	(1.1)%	5,260	5,320	(1.1)%
Average revenues per tractor per week (1)	$4,517	$4,452	1.5%	$4,479	$4,349	3.0%
(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Werner Logistics segment (in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$224,549	100.0	$203,861	100.0	$453,218	100.0	$392,869	100.0
Operating expenses:
Purchased transportation expense	185,397	82.6	166,241	81.6	373,895	82.5	323,762	82.4
Other operating expenses	34,797	15.5	25,130	12.3	70,031	15.4	47,936	12.2
Total operating expenses	220,194	98.1	191,371	93.9	443,926	97.9	371,698	94.6
Operating income	$4,355	1.9	$12,490	6.1	$9,292	2.1	$21,171	5.4

	Three Months Ended June 30,			Six Months Ended June 30,
Werner Logistics segment	2023	2022	% Change	2023	2022	% Change
Average tractors in service	33	58	(43.1)%	36	55	(34.5)%
Total tractors (at quarter end)	32	57	(43.9)%	32	57	(43.9)%
Total trailers (at quarter end)	2,885	1,920	50.3%	2,885	1,920	50.3%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating Revenues
Operating revenues decreased 3.0% for the three months ended June 30, 2023, compared to the same period of the prior year. When comparing second quarter 2023 to second quarter 2022, TTS segment revenues decreased $43.4 million, or 7.1%, and Werner Logistics revenues increased $20.7 million, or 10.1%.
Dedicated freight demand in second quarter 2023 was generally steady and in-line with our expectations and One-Way Truckload was challenged by overall market conditions with less freight available, elevated exposure to transactional spot rates, and significant pricing pressure. Logistics volume and revenues remained strong in second quarter 2023. During July 2023, Dedicated demand remains steady. Despite a very competitive marketplace and low-rate environment, we expect solid volume and margin pressure to continue in Logistics.
Trucking revenues, net of fuel surcharge, decreased 0.3% in second quarter 2023 compared to second quarter 2022 due to a 1.1% decrease in average revenues per tractor per week, net of fuel surcharge, partially offset by a 0.8% increase in the average number of tractors in service. During second quarter 2023, One-Way Truckload average revenues per total mile, net of fuel surcharge decreased 5.2% due to lower rates in a much softer freight market, partially offset by a 1.5% increase in Dedicated average revenues per tractor per week, net of fuel surcharge. We expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet to be in a range of a decrease of 7% to a decrease of 4% in third quarter 2023 compared to third quarter 2022. We expect the One-Way freight market to stabilize in third quarter 2023, then show modest seasonal improvement in fourth quarter 2023. We continue to expect Dedicated average revenues per tractor per week, net of fuel surcharge, to remain flat or increase up to 3% in 2023 compared to 2022, as Dedicated demand remains steady, and we anticipate a pipeline of opportunities that we can capitalize on.
The average number of tractors in service in the TTS segment increased 0.8% to 8,351 in second quarter 2023 from 8,286 in second quarter 2022, due primarily to the Baylor Trucking, Inc. (“Baylor”) acquisition on October 1, 2022 and the ReedTMS Logistics (“ReedTMS”) acquisition on November 5, 2022. We ended second quarter 2023 with 8,285 tractors in the TTS segment, a year-over-year decrease of 115 tractors compared to the end of second quarter 2022, and a sequential increase of 190 tractors compared to the end of first quarter 2023. During second quarter 2023, our fleet declined 1.4%, as we decreased our fleet size to adjust to the challenging freight market conditions. Within TTS, our Dedicated unit ended second quarter 2023 with 5,260 tractors (or 63% of our total TTS segment tractors) compared to 5,320 tractors (or 63%) a year ago. We currently expect our fleet size at the end of 2023 to be in a range of a decrease of 4% to a decrease of 2% when compared to the fleet size at the end of 2022 to adapt to a softer freight market. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues decreased 35.4% to $76.7 million in second quarter 2023 from $118.6 million in second quarter 2022 due primarily to much lower average diesel fuel prices. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three operating units. Werner Logistics revenues exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $3.5 million in second quarter 2023 and $0.6 million in second quarter 2022 for shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In second quarter 2023, Werner Logistics revenues increased $20.7 million, or 10.1%, primarily due to growth from the ReedTMS acquisition. Truckload Logistics revenues (77% of Logistics revenues) increased by 30% in second quarter 2023, driven by an increase in shipments due to the ReedTMS acquisition and strong performance from our organic business, partially offset by a decline in revenues per shipment. Final Mile revenues (12% of Logistics revenues) increased $3.5 million or 15% in second quarter 2023. Intermodal revenues (11% of Logistics revenues) decreased 49% in second quarter 2023, due to a decline in shipments and lower revenues per shipment. The Werner Logistics operating income decreased to $4.4 million in second quarter 2023 from $12.5 million in second quarter 2022, due to a seasonally soft and competitive freight and rate market in second quarter 2023 compared to a seasonally strong freight market in second quarter 2022.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.2% for the three months ended June 30, 2023 and 91.0% for the three months ended June 30, 2022. We continued to experience ongoing year-over-year inflationary pressure on multiple expense items in second quarter 2023 compared to second quarter 2022. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 23 through 25 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $12.7 million or 5.0% in second quarter 2023 compared to second quarter 2022 and increased 2.6% as a percentage of operating revenues to 32.9%. The higher dollar amount of salaries, wages and benefits expense in the second quarter of 2023 was due primarily to increased non-driver pay and the impact of 2.4 million more company tractor miles, partially offset by lower benefit costs. The increase in non-driver pay was primarily due to a larger number of non-driver employees, including the impact from our ReedTMS and Baylor acquisitions. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 53% in second quarter 2023 compared to second quarter 2022, primarily as a result of the ReedTMS acquisition.
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

Fuel decreased $47.7 million or 38.0% in second quarter 2023 compared to second quarter 2022 and decreased 5.4% as a percentage of operating revenues to 9.6%, primarily due to much lower average diesel fuel prices, slightly offset by 2.4 million more company tractor miles in second quarter 2023. Average diesel fuel prices were $1.69 per gallon lower in second quarter 2023 than in second quarter 2022 and were 40 cents per gallon lower than in first quarter 2023.
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
For July 2023, the average diesel fuel price per gallon was approximately $1.18 lower than the average diesel fuel price per gallon in July 2022 and approximately $1.03 lower than in third quarter 2022.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $2.3 million or 3.7% in second quarter 2023 compared to second quarter 2022 and increased 0.5% as a percentage of operating revenues. Supplies and maintenance expense increased due to the higher costs for over-the-road tractor and trailer maintenance and tires resulting from inflationary cost increases and the impact of 2.4 million more company tractor miles. We are actively taking steps to reduce repair and maintenance expense by growing our in-house maintenance capabilities throughout our terminal network. We are also developing digital solutions to further optimize the routing and scheduling of tractors and trailers for preventive maintenance.
Insurance and claims decreased $4.3 million or 10.4% in second quarter 2023 compared to second quarter 2022 and decreased 0.4% as a percentage of operating revenues due primarily to a lower amount of unfavorable reserve development on large claims, partially offset by higher expense for new claims resulting from an increasing cost-per-claim. The majority of the higher unfavorable reserve development in second quarter 2022 related to unexpected and unfortunate legal developments for two prior year motor vehicle accidents that have been settled, including a settlement of a lawsuit in Texas arising from a May 24, 2020 accident for which we recognized $9.5 million of insurance and claims expense in second quarter 2022. We also incurred insurance and claims expense of $1.4 million and $1.3 million in second quarter 2023 and second quarter 2022, respectively, for accrued interest related to a previously-disclosed adverse jury verdict rendered May 17, 2018, which we are appealing. Interest will continue to accrue monthly until such time as the outcome of our appeal is finalized. For additional information related to this lawsuit, see Note 10 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
We renewed our liability insurance policies on August 1, 2023 and are responsible for the first $10.0 million per claim on all claims with an annual $12.5 million aggregate for claims between $10.0 million and $20.0 million. For the policy year that began August 1, 2022, we were responsible for the first $10.0 million per claim on all claims with an annual $10.0 million aggregate for claims between $10.0 million and $20.0 million. We maintain liability insurance coverage with insurance carriers in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2023 are $1.0 million higher than premiums for the previous policy year.
Depreciation and amortization expense increased $6.4 million or 9.4% in second quarter 2023 compared to second quarter 2022 and increased 1.0% as a percentage of operating revenues due primarily to the higher cost of new tractors and trailers, and depreciation and amortization on tangible and intangible assets recorded in the ReedTMS and Baylor acquisitions.
The average age of our tractor fleet remains low by industry standards and was 2.1 years as of June 30, 2023, and the average age of our trailers was 5.1 years. We are continuing to invest in new tractors and trailers and our terminals in 2023 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2023, we expect the average age of our tractor and trailer fleets to remain at or near current levels.

Rent and purchased transportation expense increased $20.0 million or 10.1% in second quarter 2023 compared to second quarter 2022 and increased 3.2% as a percentage of operating revenues. Werner Logistics recorded brokered freight expense of $3.5 million in second quarter 2023 and $0.6 million in second quarter 2022 for shipments performed by the TTS segment, which is eliminated in consolidation. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics purchased transportation expense increased $19.2 million in second quarter 2023, primarily due to the ReedTMS acquisition, and increased as a percentage of Werner Logistics revenues to 82.6% in second quarter 2023 from 81.5% in second quarter 2022.
Rent and purchased transportation expense for the TTS segment increased $3.5 million in second quarter 2023 compared to second quarter 2022 due primarily to the Baylor acquisition and more independent contractor miles in second quarter 2023, partially offset by lower reimbursements to independent contractors because of significantly lower average diesel fuel prices. Independent contractor miles increased approximately 0.4 million miles in second quarter 2023 and as a percentage of total miles were 4.5% in second quarter 2023 compared to 4.4% in second quarter 2022. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses to the rent and purchased transportation category.
Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment purchases. Historically, we have been able to add company tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers were to occur, additional increases in per-mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. These increased expenses could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.
Other operating expenses increased $10.6 million in second quarter 2023 compared to second quarter 2022 and increased 1.2% as a percentage of operating revenues due primarily to a decrease in gains on sales of property and equipment, and increased costs associated with professional technology services. Gains on sales of property and equipment (primarily used tractors and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $11.9 million in second quarter 2023, compared to $20.7 million in second quarter 2022. We sold significantly more tractors and trailers in second quarter 2023 compared to second quarter 2022 and realized substantially lower average gains per tractor and trailer due to lower pricing in the market for our used equipment, which we believe is due to decreased demand for our used equipment because of a greater number of small carriers exiting the trucking industry and an increase in the availability of new equipment in second quarter 2023 due to fewer production delays compared to the second quarter 2022. We weighted our property and equipment sales more heavily in the first six months of 2023, as we expect a gradual decline in customer demand for the used tractor market, with moderating pricing and equipment gains as the year progresses. We expect our gains on sales of property and equipment in 2023 to range between $40 million and $50 million for the full year.
Other Expense (Income)
Other expense, net of income, increased $29.6 million in second quarter 2023 compared to second quarter 2022 due primarily to a $24.0 million decrease in the amount of unrealized net gains recognized on our investments in equity securities, a $4.8 million increase in net interest expense, and a loss from our equity method investment of $0.8 million (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our investments). Net interest expense increased primarily due to higher interest rates for variable rate debt and an increase in average debt outstanding. In July 2023, we entered into four additional variable-for-fixed interest rate swap agreements for a notional amount of $130.0 million to further limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness (see Note 13 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding these interest rate swap agreements).
Income Tax Expense
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 25.2% in second quarter 2023 compared to 24.4% in second quarter 2022. The higher income tax rate in second quarter 2023 was attributed primarily to a lower amount of favorable discrete income tax items in second quarter 2023 and the income tax effect of the noncontrolling interest.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Operating Revenues
Operating revenues increased 2.7% for the six months ended June 30, 2023, compared to the same period of the prior year. When comparing the first six months of 2023 to the first six months of 2022, TTS segment revenues decreased $13.5 million, or 1.2%, and Werner Logistics revenues increased $60.3 million, or 15.4%. The higher Logistics revenues resulted from growth from the ReedTMS acquisition. In the TTS segment, trucking revenues, net of fuel surcharge, increased $19.3 million, or 2.0%, due primarily to a 2.3% increase in average tractors in service, partially offset by a 0.3% decrease in average revenues per tractor per week. TTS segment fuel surcharge revenues for the six months ended June 30, 2023 decreased $33.5 million or 16.9% when compared to the same period of the prior year due to lower average diesel fuel prices in the 2023 period.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 93.9% for the six months ended June 30, 2023 and 90.1% for the six months ended June 30, 2022. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 23 through 25 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $39.1 million or 7.9% in the first six months of 2023 compared to the same period in 2022 and increased 1.5% as a percentage of operating revenues to 32.5%. The higher dollar amount of salaries, wages and benefits expense in the first six months of 2023 was due primarily to increased non-driver pay and the impact of 8.9 million more company tractor miles, partially offset by lower benefit costs. The increase in non-driver pay was primarily due to a larger number of non-driver employees, including the impact from our ReedTMS and Baylor acquisitions. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 59% in the first six months of 2023 compared to the same period in 2022, primarily as a result of the ReedTMS acquisition.
Fuel decreased $44.7 million or 20.9% in the first six months of 2023 compared to the same period in 2022 and decreased 3.0% as a percentage of operating revenues due to lower average diesel fuel prices, partially offset by 8.9 million more company tractor miles in the first six months of 2023. Average diesel fuel prices were 89 cents per gallon lower in the first six months of 2023 than in same period in 2022.
Supplies and maintenance increased $13.5 million or 11.3% in the first six months of 2023 compared to the same period in 2022 and increased 0.7% as a percentage of operating revenues. Supplies and maintenance expense increased due to higher costs for over-the-road repairs and tires.
Insurance and claims increased $4.7 million or 6.9% in the first six months of 2023 compared to the same period in 2022 and increased 0.1% as a percentage of operating revenues due primarily to higher expense for new claims resulting from an increasing cost-per-claim and increased cost for repairs. These increases were partially offset by a lower amount of unfavorable reserve development in the first six months of 2023 compared to the same period in 2022.
Depreciation and amortization expense increased $13.5 million or 10.0% in the first six months of 2023 compared to the same period in 2022 and increased 0.6% as a percentage of operating revenues due primarily to the higher cost of new tractors and trailers, and depreciation and amortization on tangible and intangible assets recorded in the ReedTMS and Baylor acquisitions.
Rent and purchased transportation expense for the TTS segment increased $11.0 million in the first six months of 2023 compared to the same period in 2022 due primarily to the Baylor acquisition and more independent contractor miles in the first six months of 2023, partially offset by lower reimbursements to independent contractors because of lower average diesel fuel prices. Independent contractor miles increased approximately 1.6 million miles in the first six months of 2023 and as a percentage of total miles were 4.7% in the first six months of 2023 compared to 4.4% in the first six months of 2022. Werner Logistics purchased transportation expense increased $50.1 million in the first six months of 2023, primarily due to the ReedTMS acquisition, and increased slightly as a percentage of Werner Logistics revenues to 82.5% in the first six months of 2023 from 82.4% in the same period in 2022.
Other operating expenses increased $14.8 million in the first six months of 2023 compared to the same period in 2022 and increased 1.0% as a percentage of operating revenues due primarily to lower gains on sales of property and equipment, and increased costs associated with professional technology services. Gains on sales of property and equipment were $30.2 million in the first six months of 2023, compared to $41.1 million in the same period in 2022. We sold significantly more tractors and trailers in the first six months of 2023 compared to the same period in 2022 and realized substantially lower average gains per tractor and trailer due to lower pricing in the market for our used equipment, which we believe is due to decreased demand for our used equipment because of a greater number of small carriers exiting the trucking industry and an increase in the availability of new equipment in the first six months of 2023 due to fewer production delays compared to the same period in 2022.
Other Expense (Income)
Other expense, net of income, increased $25.0 million in the first six months of 2023 compared to the same period in 2022 due primarily to a $14.3 million decrease in the amount of unrealized net gains recognized on our investments in equity securities, a $10.0 million increase in net interest expense, and a loss from our equity method investment of $0.8 million (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our investments). Interest expense increased due to higher interest rates for variable rate debt and an increase in average debt outstanding.
Income Tax Expense
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.7% for the first six months of 2023 compared to 24.3% in the same period in 2022. The higher income tax rate in the first six months of 2023 was attributed primarily to the income tax effect of the noncontrolling interest and a lower amount of favorable discrete income tax items in the first six months of 2023.
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
Management believes our financial position at June 30, 2023 is strong. As of June 30, 2023, we had $46.5 million of cash and cash equivalents and $1.5 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a $1.075 billion credit facility, for which our total available borrowing capacity was $476.4 million as of June 30, 2023 (see Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit agreements). After considering recent developments in the banking sector, we believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facility will provide sufficient funds to meet our cash requirements and our planned shareholder returns for the foreseeable future.
Item 7 of Part II of our 2022 Form 10-K includes our disclosure of material cash requirements as of December 31, 2022. There were no material changes in the nature of these items during the six months ended June 30, 2023.
Cash Flows
During the six months ended June 30, 2023, we generated cash flow from operations of $281.8 million, a 5.3% or $14.3 million increase in cash flows compared to the same six-month period a year ago. The increase in net cash provided by operating activities was due primarily to working capital changes, including a decrease in accounts receivable days sales outstanding, higher depreciation, lower gains on our investments in equity securities, and lower gains on the disposal of property and equipment during the six-month period ended June 30, 2023. These increases were partially offset by a decrease in net income for the six-month period ended June 30, 2023 compared to the same period in 2022. We were able to make net capital expenditures, repay debt, make a strategic loan and investment, and pay dividends with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities was $280.3 million for the six-month period ended June 30, 2023 compared to $169.7 million during the same period in 2022. Net property and equipment additions (primarily revenue equipment) were $254.2 million for the six-month period ended June 30, 2023, compared to $153.4 million during the same period of 2022. We currently estimate net capital expenditures (primarily revenue equipment) in 2023 to be in the range of $400 million to $450 million, compared to net capital expenditures in 2022 of $317.6 million. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facility, if necessary. As of June 30, 2023, we were committed to property and equipment purchases of approximately $247.5 million. We also purchased a $25.0 million subordinated promissory note from Mastery Logistics Systems, Inc. on January 24, 2023, with a maturity date of January 24,

2030 (see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our notes receivable).
Net cash used in financing activities was $64.2 million during the six months ended June 30, 2023 compared to $97.9 million during the same period in 2022. We repaid $53.8 million on our debt during the six months ended June 30, 2023, decreasing our outstanding debt to $640.0 million at June 30, 2023, and had net borrowings on our debt of $17.5 million during the same period in 2022. Subsequent to the end of the quarter, in July 2023, we borrowed an additional $50 million under our 2022 Credit Agreement (see Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit agreements). We paid dividends of $16.5 million during the six months ended June 30, 2023 and $15.7 million during the same period in 2022. We increased our quarterly dividend rate by $0.01 per share, or 8%, beginning with the quarterly dividend paid in July 2023. We currently plan to continue paying a quarterly dividend.
We did not repurchase any shares of common stock during the six months ended June 30, 2023. Financing activities for the same period in 2022 included common stock repurchase of 2,495,100 shares at a cost of $102.1 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. As of June 30, 2023, the Company had purchased 3,688,190 shares pursuant to our current Board of Directors repurchase authorization and had 2,311,810 shares remaining available for repurchase.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of June 30, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $2.7 million for second quarter 2023 and losses were $47 thousand for second quarter 2022. These gains and losses were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $150.0 million of variable interest rate debt outstanding at June 30, 2023, for which the interest rate is effectively fixed at 2.88% through May 2024 with two interest rate swap agreements to reduce our exposure to interest rate increases. Subsequent to the end of the quarter, in July 2023, we entered into four additional variable-for-fixed interest rate swap agreements for a notional amount of $130.0 million to further limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness (see Note 13 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for additional information regarding these swap agreements). In addition, we had $450.0 million of variable interest rate debt outstanding at June 30, 2023. The interest rates on our credit facility are based on Secured Overnight Financing Rate (“SOFR”). See Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR interest rate would increase our annual interest expense by approximately $4.5 million.
Item 4. Controls and Procedures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in enabling us to record, process, summarize and report information required to be included in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”) within the required time period and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On November 9, 2021, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. As of June 30, 2023, the Company had purchased 3,688,190 shares pursuant to this authorization and had 2,311,810 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during second quarter 2023 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Item 5. Other Information
Director and Officer Trading Arrangements
During second quarter 2023, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

10.1	Werner Enterprises, Inc. 2023 Long-Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2023

10.2	Form of Restricted Stock Award Agreement	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Condensed Balance Sheets as of June 30, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three and six months ended June 30, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of June 30, 2023.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 8, 2023	By:	/s/ Christopher D. Wikoff
Christopher D. Wikoff
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 8, 2023	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President, Chief Accounting Officer and Corporate Secretary