Form 10-Q
period 2023-09-30
WERNER ENTERPRISES INC
filed 2023-11-08
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2023, 63,394,945 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2023 and 2022	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022	5
	Consolidated Condensed Balance Sheets as of September 30, 2023 and December 31, 2022	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three and Nine Months Ended September 30, 2023 and 2022	8
	Notes to Consolidated Financial Statements (Unaudited) as of September 30, 2023	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	31
Item 5.	Other Information	32
Item 6.	Exhibits	33

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

Item 1. Financial Statements.
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Operating revenues	$817,744	$827,606	$2,461,554	$2,428,487
Operating expenses:
Salaries, wages and benefits	268,054	264,443	802,742	760,078
Fuel	90,369	111,985	259,523	325,852
Supplies and maintenance	60,181	68,009	193,370	187,690
Taxes and licenses	25,852	25,016	76,685	72,640
Insurance and claims	31,261	34,501	104,552	103,064
Depreciation and amortization	74,586	70,397	223,797	206,097
Rent and purchased transportation	224,556	187,449	661,866	569,802
Communications and utilities	4,555	3,720	13,957	11,427
Other	430	(14,175)	(13,422)	(42,858)
Total operating expenses	779,844	751,345	2,323,070	2,193,792
Operating income	37,900	76,261	138,484	234,695
Other expense (income):
Interest expense	8,661	2,778	24,716	6,004
Interest income	(1,727)	(392)	(5,178)	(980)
Loss (gain) on investments in equity securities, net	34	(114)	36	(14,403)
Loss from equity method investment	110	—	954	—
Other	284	77	377	276
Total other expense (income)	7,362	2,349	20,905	(9,103)
Income before income taxes	30,538	73,912	117,579	243,798
Income tax expense	7,034	17,987	28,521	59,229
Net income	23,504	55,925	89,058	184,569
Net loss (income) attributable to noncontrolling interest	200	(874)	(249)	(3,479)
Net income attributable to Werner	$23,704	$55,051	$88,809	$181,090
Earnings per share:
Basic	$0.37	$0.87	$1.40	$2.81
Diluted	$0.37	$0.86	$1.39	$2.79
Weighted-average common shares outstanding:
Basic	63,390	63,386	63,360	64,433
Diluted	63,737	63,782	63,703	64,819
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	$23,504	$55,925	$89,058	$184,569
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,333)	(708)	4,410	398
Change in fair value of interest rate swaps, net of tax	(694)	1,857	(1,768)	6,771
Other comprehensive income (loss), net	(2,027)	1,149	2,642	7,169
Comprehensive income	21,477	57,074	91,700	191,738
Comprehensive loss (income) attributable to noncontrolling interest	200	(874)	(249)	(3,479)
Comprehensive income attributable to Werner	$21,677	$56,200	$91,451	$188,259
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,754	$107,240
Accounts receivable, trade, less allowance of $10,636 and $10,271, respectively	449,786	518,815
Other receivables	26,417	29,875
Inventories and supplies	17,251	14,527
Prepaid taxes, licenses and permits	7,931	17,699
Other current assets	100,669	74,459
Total current assets	644,808	762,615
Property and equipment	2,952,430	2,885,641
Less – accumulated depreciation	965,540	1,060,365
Property and equipment, net	1,986,890	1,825,276
Goodwill	129,104	132,717
Intangible assets, net	88,994	81,502
Other non-current assets	344,666	295,145
Total assets	$3,194,462	$3,097,255
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks issued in excess of cash balances	$14,659	$—
Accounts payable	129,008	124,483
Current portion of long-term debt	3,750	6,250
Insurance and claims accruals	73,206	78,620
Accrued payroll	48,851	49,793
Accrued expenses	27,719	20,358
Other current liabilities	32,471	30,016
Total current liabilities	329,664	309,520
Long-term debt, net of current portion	686,250	687,500
Other long-term liabilities	52,579	59,677
Insurance and claims accruals, net of current portion	238,080	244,946
Deferred income taxes	336,726	313,278
Total liabilities	1,643,299	1,614,921
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	38,948	38,699
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 63,390,516 and 63,223,003 shares outstanding, respectively	805	805
Paid-in capital	133,038	129,837
Retained earnings	1,938,694	1,875,873
Accumulated other comprehensive loss	(8,650)	(11,292)
Treasury stock, at cost; 17,143,020 and 17,310,533 shares, respectively	(551,672)	(551,588)
Total stockholders’ equity	1,512,215	1,443,635
Total liabilities, temporary equity and stockholders’ equity	$3,194,462	$3,097,255
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$89,058	$184,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,797	206,097
Deferred income taxes	23,775	10,262
Gain on disposal of property and equipment	(39,346)	(62,659)
Non-cash equity compensation	8,671	9,120
Insurance and claims accruals, net of current portion	(6,866)	1,469
Loss (gain) on investments in equity securities, net	36	(14,403)
Loss from equity method investment	954	—
Other	(4,741)	(5,056)
Changes in certain working capital items:
Accounts receivable, net	69,079	(32,258)
Other current assets	(12,135)	3,922
Accounts payable	5,844	21,061
Other current liabilities	(2,107)	10,592
Net cash provided by operating activities	356,019	332,716
Cash flows from investing activities:
Additions to property and equipment	(530,085)	(379,902)
Proceeds from sales of property and equipment	155,924	125,830
Net cash invested in acquisition	(188)	705
Investment in equity securities, net	(2,865)	(20,250)
Payment to acquire equity method investment	(2,645)	—
Issuance of notes receivable	(25,000)	—
Decrease in notes receivable	2,809	4,870
Net cash used in investing activities	(402,050)	(268,747)
Cash flows from financing activities:
Repayments of short-term debt	(33,750)	(3,750)
Proceeds from issuance of short-term debt	30,000	—
Repayments of long-term debt	(50,000)	(100,000)
Proceeds from issuance of long-term debt	50,000	250,000
Change in checks issued in excess of cash balances	14,659	—
Dividends on common stock	(25,333)	(23,946)
Repurchases of common stock	—	(110,400)
Tax withholding related to net share settlements of restricted stock awards	(5,554)	(3,704)
Other cash flows from financing activities	—	(750)
Net cash provided by (used in) financing activities	(19,978)	7,450
Effect of exchange rate fluctuations on cash	1,523	68
Net increase (decrease) in cash and cash equivalents	(64,486)	71,487
Cash and cash equivalents, beginning of period	107,240	54,196
Cash and cash equivalents, end of period	$42,754	$125,683
Supplemental disclosures of cash flow information:
Interest paid	$25,299	$5,664
Income taxes paid	17,140	38,797
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$1,968	$3,771
Change in fair value of interest rate swaps	(1,768)	6,772
Property and equipment acquired included in accounts payable	4,701	7,143
Property and equipment disposed included in other receivables	—	190
Dividends accrued but not yet paid at end of period	8,875	8,216
Contingent consideration associated with acquisitions	(800)	—

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended September 30, 2023
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, June 30, 2023	$805	$130,694	$1,923,865	$(6,623)	$(551,671)	$1,497,070	$39,148
Net income attributable to Werner	—	—	23,704	—	—	23,704	—
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	(200)
Other comprehensive loss	—	—	—	(2,027)	—	(2,027)	—
Dividends on common stock ($0.14 per share)	—	—	(8,875)	—	—	(8,875)	—
Equity compensation activity, 1,020 shares	—	(36)	—	—	(1)	(37)	—
Non-cash equity compensation expense	—	2,380	—	—	—	2,380	—
BALANCE, September 30, 2023	$805	$133,038	$1,938,694	$(8,650)	$(551,672)	$1,512,215	$38,948

	Three Months Ended September 30, 2022
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, June 30, 2022	$805	$124,065	$1,777,092	$(14,584)	$(543,506)	$1,343,872	$38,552
Net income attributable to Werner	—	—	55,051	—	—	55,051	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	874
Other comprehensive income	—	—	—	1,149	—	1,149	—
Purchases of 215,204 shares of common stock	—	—	—	—	(8,287)	(8,287)	—
Dividends on common stock ($0.13 per share)	—	—	(8,216)	—	—	(8,216)	—
Equity compensation activity, 1,692 shares	—	(54)	—	—	8	(46)	—
Non-cash equity compensation expense	—	3,035	—	—	—	3,035	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(750)
BALANCE, September 30, 2022	$805	$127,046	$1,823,927	$(13,435)	$(551,785)	$1,386,558	$38,676
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST (CONTINUED)
(Unaudited)

	Nine Months Ended September 30, 2023
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2022	$805	$129,837	$1,875,873	$(11,292)	$(551,588)	$1,443,635	$38,699
Net income attributable to Werner	—	—	88,809	—	—	88,809	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	249
Other comprehensive income	—	—	—	2,642	—	2,642	—
Dividends on common stock ($0.41 per share)	—	—	(25,988)	—	—	(25,988)	—
Equity compensation activity, 167,513 shares	—	(5,470)	—	—	(84)	(5,554)	—
Non-cash equity compensation expense	—	8,671	—	—	—	8,671	—
BALANCE, September 30, 2023	$805	$133,038	$1,938,694	$(8,650)	$(551,672)	$1,512,215	$38,948

	Nine Months Ended September 30, 2022
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2021	$805	$121,904	$1,667,104	$(20,604)	$(441,659)	$1,327,550	$35,947
Net income attributable to Werner	—	—	181,090	—	—	181,090	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	3,479
Other comprehensive income	—	—	—	7,169	—	7,169	—
Purchases of 2,710,304 shares of common stock	—	—	—	—	(110,400)	(110,400)	—
Dividends on common stock ( $0.38 per share)	—	—	(24,267)	—	—	(24,267)	—
Equity compensation activity, 122,245 shares	—	(3,978)	—	—	274	(3,704)	—
Non-cash equity compensation expense	—	9,120	—	—	—	9,120	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(750)
BALANCE, September 30, 2022	$805	$127,046	$1,823,927	$(13,435)	$(551,785)	$1,386,558	$38,676
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
Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2022 Form 10-K.
(2) Business Acquisitions
Developments during the nine months ended September 30, 2023 related to our 2022 business acquisitions are discussed below.
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
Baylor
On October 1, 2022, we acquired 100% of the equity interests in FAB9, Inc., doing business as Baylor Trucking, Inc. (“Baylor”), for a final purchase price of $89.0 million after including the impacts of working capital adjustments, cash acquired, and contingent consideration. Baylor operates in the east central and south central United States. The results of operations for Baylor are included in our consolidated financial statements beginning October 1, 2022. Pro forma information for this acquisition is not provided as it did not have a material impact on our consolidated operating results. No measurement period adjustments were recorded during the nine months ended September 30, 2023.
Purchase Price Allocations
We accounted for the ReedTMS and Baylor purchases using the acquisition method of accounting under GAAP. The purchase price of each acquisition has been allocated to the assets acquired and liabilities assumed using market data and valuation techniques. The purchase price allocations for ReedTMS and Baylor were considered final as of June 30, 2023.

The following table summarizes the purchase price allocation for ReedTMS, including any adjustments (in thousands):

	November 5, 2022 Opening Balance sheet as Reported at December 31, 2022	Adjustments (1)	November 5, 2022 Opening Balance sheet as Reported at September 30, 2023
Purchase Price
Cash consideration paid	$116,989	$—	$116,989	(2)
Cash and cash equivalents acquired	(12,120)	—	(12,120)
Contingent consideration arrangement	5,000	(800)	4,200	(3)
Working capital surplus (deficiency)	(689)	188	(501)
Total purchase price (fair value of consideration)	109,180	(612)	108,568
Purchase Price Allocation
Current assets	52,531	49	52,580
Property and equipment	35,000	(12,485)	22,515
Intangible assets	12,000	15,300	27,300
Other non-current assets	7,927	(1)	7,926
Total assets acquired	107,458	2,863	110,321
Current liabilities	(45,497)	(389)	(45,886)
Other long-term liabilities	(5,622)	527	(5,095)
Total liabilities assumed	(51,119)	138	(50,981)
Goodwill	$52,841	$(3,613)	$49,228
(1) The measurement period adjustments were recorded during the three months ended March 31, 2023. No material statement of income effects were identified with these adjustments.
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
(3) The contingent earnout liability is recorded in other current liabilities on the consolidated condensed balance sheets as of September 30, 2023 and in other long-term liabilities as of December 31, 2022. For additional information regarding the valuation of the contingent liability, see Note 6 – Fair Value.
(3) Revenue
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Truckload Transportation Services	$572,195	$621,866	$1,730,717	$1,793,899
Werner Logistics	230,252	187,138	683,470	580,007
Inter-segment eliminations	(4,402)	(402)	(13,185)	(1,749)
Transportation services	798,045	808,602	2,401,002	2,372,157
Other revenues	19,699	19,004	60,552	56,330
Total revenues	$817,744	$827,606	$2,461,554	$2,428,487

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$769,524	$765,559	$2,317,133	$2,247,307
Mexico	38,941	50,681	118,092	145,433
Other	9,279	11,366	26,329	35,747
Total revenues	$817,744	$827,606	$2,461,554	$2,428,487
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At September 30, 2023 and December 31, 2022, the accounts receivable, trade, net, balance was $449.8 million and $518.8 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At September 30, 2023 and December 31, 2022, the balance of contract assets was $8.2 million and $8.9 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At September 30, 2023 and December 31, 2022, the balance of contract liabilities was $1.2 million and $0.9 million, respectively. The amount of revenues recognized in the nine months ended September 30, 2023 that was included in the December 31, 2022 contract liability balance was $0.9 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the nine months ended September 30, 2023 and 2022, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.
(4) Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in business combinations. The following table summarizes changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2023 (in thousands):

	TTS	Werner Logistics	Total
Balance as of December 31, 2022	$53,897	$78,820	$132,717
Purchase accounting adjustments (1)	(7,841)	4,228	(3,613)
Balance as of September 30, 2023	$46,056	$83,048	$129,104
(1) The purchase accounting adjustments consist of post-closing adjustments related to net assets assumed in the acquisition of ReedTMS. For additional information regarding these purchase accounting adjustments, see Note 2.

The following table presents acquired intangible assets (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,200	$(11,985)	$68,215	$64,900	$(5,714)	$59,186
Trade names	24,600	(3,821)	20,779	24,600	(2,284)	22,316
Total intangible assets	$104,800	$(15,806)	$88,994	$89,500	$(7,998)	$81,502
Amortization expense on intangible assets was $2.5 million and $7.8 million for the three and nine months ended September 30, 2023, respectively, and $1.4 million and $4.1 million for the three and nine months ended September 30, 2022, respectively, and is reported in depreciation and amortization on the consolidated statements of income. As of September 30, 2023, we estimate future amortization expense for intangible assets will be $2.5 million for the remainder of 2023, and $10.1 million for each of the five succeeding fiscal years.
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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	September 30, 2023	December 31, 2022
Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$36,537	$40,963

Current lease liabilities (recorded in other current liabilities)	$9,059	$9,396
Long-term lease liabilities (recorded in other long-term liabilities)	29,160	32,897
Total operating lease liabilities	$38,219	$42,293

Other Information
Weighted-average remaining lease term for operating leases	6.30 years	6.43 years
Weighted-average discount rate for operating leases	3.6%	3.3%

The following table presents the maturities of operating lease liabilities as of September 30, 2023 (in thousands):

Maturity of Lease Liabilities
2023 (remaining)	$2,604
2024	9,958
2025	8,046
2026	6,354
2027	4,459
Thereafter	10,884
Total undiscounted operating lease payments	$42,305
Less: Imputed interest	(4,086)
Present value of operating lease liabilities	$38,219
Cash Flows
During the nine months ended September 30, 2023 and 2022, right-of-use assets of $3.8 million and $12.4 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $8.4 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $5.7 million and $17.8 million for the three and nine months ended September 30, 2023, respectively, and $5.4 million and $15.8 million for the three and nine months ended September 30, 2022, respectively. This expense included $2.8 million and $8.8 million for the three and nine months ended September 30, 2023, respectively, and $2.2 million and $6.6 million for the three and nine months ended September 30, 2022, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 2 to 10 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $2.8 million and $8.2 million for the three and nine months ended September 30, 2023, respectively, and $3.3 million and $9.6 million for the three and nine months ended September 30, 2022, respectively. The following table presents information about the maturities of these operating leases as of September 30, 2023 (in thousands):

2023 (remaining)	$2,378
2024	4,772
2025	315
2026	324
2027	82
Thereafter	—
Total	$7,871
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		September 30, 2023	December 31, 2022
Assets:
Other non-current assets:
Equity securities (1)	1	$552	$723
Liabilities:
Other current liabilities:
Contingent consideration associated with acquisitions	3	$4,390	$—
Other long-term liabilities:
Contingent consideration associated with acquisitions	3	8,793	13,400
Total liabilities		$13,183	$13,400
(1) Represents our investments in autonomous technology companies. For additional information regarding the valuation of these equity securities, see Note 7 – Investments.
The following table presents changes in the fair value of our contingent earnout liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$13,028	$2,500	$13,400	$2,500
Measurement period adjustment associated with the acquisition of ReedTMS (1)	—	—	(800)	—
Change in fair value	155	—	583	—
Balance at end of period	$13,183	$2,500	$13,183	$2,500
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
The carrying amount of our fixed-rate debt not measured at fair value on a recurring basis was $90.0 million and $93.8 million as of September 30, 2023 and December 31, 2022, respectively. The estimated fair value of our fixed-rate debt using the income approach, based on its net present value, discounted at our current borrowing rate, was $86.6 million and $87.2 million as of September 30, 2023 and December 31, 2022, respectively (categorized as Level 2 of the fair value hierarchy). The carrying amount of our variable-rate long-term debt approximates fair value due to the duration of our credit arrangement and the variable interest rate (categorized as Level 2 of the fair value hierarchy).
(7) Investments
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values include MLSI, a transportation management systems company, and Fleet Defender, Inc., a platform cybersecurity company for fleet owners. MLSI is developing a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. These investments are being accounted for under ASC 321 using the measurement alternative and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the values of these investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of September 30, 2023 and December 31, 2022, the value of our investment in MLSI was $89.8 million and $86.8 million, respectively, and the value of our investment in Fleet Defender, Inc. was $250 thousand.
The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment in equity securities	$3,000	$—	$—	$20,250
Upward adjustments (1)	—	—	—	28,638
(1) During 2022, investments by third-parties resulted in the remeasurements of our investment in MLSI. Our updated investment values were based upon the prices paid by third parties.
As of September 30, 2023, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $56.8 million.
Equity Investments with Readily Determinable Fair Values
We own strategic minority equity investments in autonomous technology companies, which are being accounted for under ASC 321 and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the value of these investments, based on the share prices reported by Nasdaq, in loss (gain) on investments in equity securities on the consolidated statements of income. As of September 30, 2023 and December 31, 2022, the value of these investments was $0.6 million and $0.7 million, respectively. For additional information regarding the fair value of these equity investments, see Note 6 – Fair Value.
The following table summarizes the activity related to our equity investments with readily determinable fair values during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss (gain) on investments in equity securities, net	$34	$(114)	$36	$14,235
Portion of unrealized loss (gain) for the period related to equity securities still held at the reporting date	35	(114)	28	14,235
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in Autotech Fund III (the “Fund”) pursuant to a limited partnership agreement. The Fund is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” As a limited partner, we will make periodic capital contributions toward this total commitment amount. We contributed $2.6 million to the Fund during the nine months ended September 30, 2023. As of September 30, 2023, the value of our investment in the Fund was $1.7 million and is recorded in other noncurrent assets on the consolidated condensed balance sheets. The carrying amount of the Fund as of September 30, 2023 approximates its fair value as of June 30, 2023, as this is the most recent information available to us at this time. We recognized a loss of $0.1 million and $1.0 million from the Fund for the three and nine months ended September 30, 2023, respectively, which is reported in loss from equity method investment on the consolidated statements of income.
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
The following table presents our notes receivable (in thousands):

	September 30, 2023	December 31, 2022
Independent contractor notes receivable	$7,432	$8,287
MLSI subordinated promissory note	25,000	—
Other notes receivable	7,935	7,921
Notes receivable	40,367	16,208
Less current portion	2,603	2,691
Notes receivable – non-current	$37,764	$13,517
We also provide financing to some individuals who attended our driver training schools. The student notes receivable is included in other receivables and other non-current assets in the consolidated condensed balance sheets. The following table presents our student notes receivable (in thousands):

	September 30, 2023	December 31, 2022
Student notes receivable	$64,720	$63,351
Allowance for doubtful student notes receivable	(22,945)	(23,491)
Total student notes receivable, net of allowance	41,775	39,860
Less current portion, net of allowance	13,433	12,574
Student notes receivable – non-current	$28,342	$27,286
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
As of September 30, 2023 and December 31, 2022, our outstanding debt totaled $690.0 million and $693.8 million, respectively. As of September 30, 2023, we had an outstanding revolving credit loan balance of $600.0 million under the 2022 Credit Agreement, including (i) $320.0 million at a variable interest rate of 6.67%, (ii) $150.0 million which is effectively fixed at 2.88% with interest rate swap agreements through May 2024, (iii) $40.0 million which is effectively fixed at 6.20% with interest rate swap agreements through July 2025, and (iv) $90.0 million which is effectively fixed at 5.87% with interest rate swap agreements through July 2026. Subsequent to the end of the quarter, in October 2023, we borrowed an additional $15.0 million under our revolving line of credit. The $1.075 billion of borrowing capacity under our 2022 Credit Agreement at September 30, 2023, is further reduced by $51.0 million in stand-by letters of credit under which we are obligated. In addition, as of September 30, 2023, we had $90.0 million outstanding under the BMO Term Loan at a fixed interest rate of 1.28%.
Availability of such funds under the current debt agreements is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of September 30, 2023, we were in compliance with these covenants.
At September 30, 2023, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2023 (remaining)	$2,500
2024	87,500
2025	—
2026	—
2027	600,000
Total	$690,000
(10) Commitments and Contingencies
We have committed to property and equipment purchases of approximately $94.6 million at September 30, 2023.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $38.3 million as of September 30, 2023, and $34.1 million as of December 31, 2022. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheets as of September 30, 2023 and December 31, 2022.
The Company pursued an appeal of this verdict, and on May 18, 2023, the Texas Court of Appeals overruled Werner’s appeal and affirmed the trial court’s judgment. The Company has since filed a Petition for Review with the Texas Supreme Court, seeking further review of the Texas Court of Appeals decision. No assurances can be given regarding whether the Texas Supreme Court will accept the Company’s petition to review or the outcome of any such review.
We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment

and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal. On August 3, 2022, the Eighth Circuit Court of Appeals vacated the district court’s judgment and remanded the case, for the trial court to determine whether the plaintiffs should be granted a new trial on the short break claim. On January 10, 2023, the trial court denied Plaintiff’s motion for a new trial and entered judgment in Werner’s favor on all claims. As of September 30, 2023, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.
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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Werner	$23,704	$55,051	$88,809	$181,090
Weighted average common shares outstanding	63,390	63,386	63,360	64,433
Dilutive effect of stock-based awards	347	396	343	386
Shares used in computing diluted earnings per share	63,737	63,782	63,703	64,819
Basic earnings per share	$0.37	$0.87	$1.40	$2.81
Diluted earnings per share	$0.37	$0.86	$1.39	$2.79
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
The following tables summarize our segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues by Segment
Truckload Transportation Services	$572,195	$621,866	$1,730,717	$1,793,899
Werner Logistics	230,252	187,138	683,470	580,007
Other	19,212	18,469	59,089	54,928
Corporate	487	535	1,463	1,402
Subtotal	822,146	828,008	2,474,739	2,430,236
Inter-segment eliminations	(4,402)	(402)	(13,185)	(1,749)
Total	$817,744	$827,606	$2,461,554	$2,428,487

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Income (Loss) by Segment
Truckload Transportation Services	$38,846	$74,117	$134,991	$214,214
Werner Logistics	2,012	5,145	11,304	26,316
Other	(150)	(1,091)	313	(185)
Corporate	(2,808)	(1,910)	(8,124)	(5,650)
Total	$37,900	$76,261	$138,484	$234,695

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation and Amortization by Segment
Truckload Transportation Services	$67,819	$64,579	$202,276	$189,283
Werner Logistics	3,682	2,423	11,606	7,042
Other	2,946	2,875	8,733	8,347
Corporate	139	520	1,182	1,425
Total	$74,586	$70,397	$223,797	$206,097

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2023 to third quarter 2022, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facility, as management deems necessary.

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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2023		2022		2023		2022		3ME	9ME
(in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$817,744	100.0	$827,606	100.0	$2,461,554	100.0	$2,428,487	100.0	(1.2)	1.4
Operating expenses:
Salaries, wages and benefits	268,054	32.8	264,443	32.0	802,742	32.6	760,078	31.3	1.4	5.6
Fuel	90,369	11.0	111,985	13.5	259,523	10.5	325,852	13.4	(19.3)	(20.4)
Supplies and maintenance	60,181	7.4	68,009	8.2	193,370	7.9	187,690	7.7	(11.5)	3.0
Taxes and licenses	25,852	3.2	25,016	3.0	76,685	3.1	72,640	3.0	3.3	5.6
Insurance and claims	31,261	3.8	34,501	4.2	104,552	4.2	103,064	4.2	(9.4)	1.4
Depreciation and amortization	74,586	9.1	70,397	8.5	223,797	9.1	206,097	8.5	6.0	8.6
Rent and purchased transportation	224,556	27.5	187,449	22.6	661,866	26.9	569,802	23.5	19.8	16.2
Communications and utilities	4,555	0.6	3,720	0.5	13,957	0.6	11,427	0.5	22.4	22.1
Other	430	—	(14,175)	(1.7)	(13,422)	(0.5)	(42,858)	(1.8)	(103.0)	(68.7)
Total operating expenses	779,844	95.4	751,345	90.8	2,323,070	94.4	2,193,792	90.3	3.8	5.9
Operating income	37,900	4.6	76,261	9.2	138,484	5.6	234,695	9.7	(50.3)	(41.0)
Total other expense (income), net	7,362	0.9	2,349	0.3	20,905	0.8	(9,103)	(0.3)	213.4	(329.6)
Income before income taxes	30,538	3.7	73,912	8.9	117,579	4.8	243,798	10.0	(58.7)	(51.8)
Income tax expense	7,034	0.8	17,987	2.1	28,521	1.2	59,229	2.4	(60.9)	(51.8)
Net income	23,504	2.9	55,925	6.8	89,058	3.6	184,569	7.6	(58.0)	(51.7)
Net loss (income) attributable to noncontrolling interest	200	—	(874)	(0.1)	(249)	—	(3,479)	(0.1)	(122.9)	(92.8)
Net income attributable to Werner	$23,704	2.9	$55,051	6.7	$88,809	3.6	$181,090	7.5	(56.9)	(51.0)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
TTS segment (in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$482,169		$503,677		$1,462,037		$1,464,246
Trucking fuel surcharge revenues	82,735		111,173		247,713		309,629
Non-trucking and other operating revenues	7,291		7,016		20,967		20,024
Operating revenues	572,195	100.0	621,866	100.0	1,730,717	100.0	1,793,899	100.0
Operating expenses	533,349	93.2	547,749	88.1	1,595,726	92.2	1,579,685	88.1
Operating income	$38,846	6.8	$74,117	11.9	$134,991	7.8	$214,214	11.9

	Three Months Ended September 30,			Nine Months Ended September 30,
TTS segment	2023	2022	% Change	2023	2022	% Change
Average tractors in service	8,226	8,513	(3.4)%	8,379	8,346	0.4%
Average revenues per tractor per week (1)	$4,509	$4,551	(0.9)%	$4,474	$4,499	(0.6)%
Total tractors (at quarter end)
Company	7,905	8,335	(5.2)%	7,905	8,335	(5.2)%
Independent contractor	265	245	8.2%	265	245	8.2%
Total tractors	8,170	8,580	(4.8)%	8,170	8,580	(4.8)%
Total trailers (at quarter end)	27,150	25,825	5.1%	27,150	25,825	5.1%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$175,690	$189,620	(7.3)%	$535,644	$564,553	(5.1)%
Average tractors in service	2,972	3,154	(5.8)%	3,079	3,107	(0.9)%
Total tractors (at quarter end)	2,910	3,150	(7.6)%	2,910	3,150	(7.6)%
Average percentage of empty miles	14.43%	13.00%	11.0%	14.18%	12.39%	14.4%
Average revenues per tractor per week (1)	$4,548	$4,624	(1.6)%	$4,460	$4,659	(4.3)%
Average % change in revenues per total mile (1)	(4.8)%	2.5%		(4.4)%	11.7%
Average % change in total miles per tractor per week	3.3%	(4.2)%		0.1%	(8.3)%
Average completed trip length in miles (loaded)	564	668	(15.6)%	595	691	(13.9)%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$306,479	$314,057	(2.4)%	$926,393	$899,693	3.0%
Average tractors in service	5,254	5,359	(2.0)%	5,300	5,239	1.2%
Total tractors (at quarter end)	5,260	5,430	(3.1)%	5,260	5,430	(3.1)%
Average revenues per tractor per week (1)	$4,488	$4,508	(0.4)%	$4,482	$4,404	1.8%
(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Werner Logistics segment (in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$230,252	100.0	$187,138	100.0	$683,470	100.0	$580,007	100.0
Operating expenses:
Purchased transportation expense	194,921	84.7	154,960	82.8	568,816	83.2	478,722	82.6
Other operating expenses	33,319	14.4	27,033	14.5	103,350	15.1	74,969	12.9
Total operating expenses	228,240	99.1	181,993	97.3	672,166	98.3	553,691	95.5
Operating income	$2,012	0.9	$5,145	2.7	$11,304	1.7	$26,316	4.5

	Three Months Ended September 30,			Nine Months Ended September 30,
Werner Logistics segment	2023	2022	% Change	2023	2022	% Change
Average tractors in service	37	54	(31.5)%	36	55	(34.5)%
Total tractors (at quarter end)	41	50	(18.0)%	41	50	(18.0)%
Total trailers (at quarter end)	2,865	2,045	40.1%	2,865	2,045	40.1%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Operating Revenues
Operating revenues decreased 1.2% for the three months ended September 30, 2023, compared to the same period of the prior year. When comparing third quarter 2023 to third quarter 2022, TTS segment revenues decreased $49.7 million, or 8.0%, and Werner Logistics revenues increased $43.1 million, or 23.0%.
The freight market remained challenging in third quarter and into October 2023. Dedicated freight demand in third quarter 2023 remained steady, and we anticipate a pipeline of opportunities that we can capitalize on. One-Way Truckload continued to be challenged by overall market conditions with less freight available, elevated exposure to transactional spot rates, significant pricing pressure, and rapidly rising fuel prices in third quarter 2023. Logistics volume and revenues continued to perform well in third quarter 2023. Despite a very competitive marketplace, we expect continued solid volume in Logistics.
Trucking revenues, net of fuel surcharge, decreased 4.3% in third quarter 2023 compared to third quarter 2022 due to a 3.4% decrease in the average number of tractors in service and a 0.9% decrease in average revenues per tractor per week, net of fuel surcharge. During third quarter 2023, One-Way Truckload average revenues per total mile, net of fuel surcharge decreased 4.8%, as One-Way Truckload remained challenged by elevated transactional spot exposure and ongoing pricing pressure. Dedicated average revenues per tractor per week, net of fuel surcharge, decreased 0.4%, as third quarter 2023 was negatively impacted by one less business day. We expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet to be down in a range of a decrease of 9% to a decrease of 7% in fourth quarter 2023 compared to fourth quarter 2022, as we expect a more muted peak season. We expect the One-Way freight market to stabilize in fourth quarter 2023, with minimal impact from the peak season. We continue to expect Dedicated average revenues per tractor per week, net of fuel surcharge, to remain flat or increase up to 3% in 2023 compared to 2022, as Dedicated demand remains steady, and we anticipate a pipeline of opportunities that we can capitalize on.
The average number of tractors in service in the TTS segment decreased 3.4% to 8,226 in third quarter 2023 from 8,513 in third quarter 2022, as we decreased our fleet size to adjust to the challenging freight market conditions. We ended third quarter 2023 with 8,170 tractors in the TTS segment, a year-over-year decrease of 410 tractors compared to the end of third quarter 2022, and a sequential decrease of 115 tractors compared to the end of second quarter 2023. Within TTS, our Dedicated unit ended third quarter 2023 with 5,260 tractors (or 64% of our total TTS segment tractors) compared to 5,430 tractors (or 63%) a year ago. We currently expect our fleet size at the end of 2023 to be lower by 3% to 5% when compared to the fleet size at the end of 2022 to adapt to a softer freight market. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues decreased 25.6% to $82.7 million in third quarter 2023 from $111.2 million in third quarter 2022. While diesel fuel prices rose rapidly during third quarter 2023, average diesel fuel prices in third quarter 2023 were much lower than in third quarter 2022. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three operating units. Werner Logistics revenues exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $4.4 million in third quarter 2023 and $0.4 million in third quarter 2022 for shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In third quarter 2023, Werner Logistics revenues increased $43.1 million, or 23.0%, primarily due to growth from the ReedTMS acquisition. Truckload Logistics revenues (77% of Logistics revenues) increased by 48% in third quarter 2023, driven by an increase in shipments due to the ReedTMS acquisition, partially offset by a decline in revenues per shipment. Final Mile revenues (12% of Logistics revenues) increased $3.7 million or 16% in third quarter 2023. Intermodal revenues (11% of Logistics revenues) decreased 40% in third quarter 2023, due to a modest decline in shipments and lower revenues per shipment. The Werner Logistics operating income decreased to $2.0 million in third quarter 2023 from $5.1 million in third quarter 2022, due to rate compression, new business implementations, and higher operating expenses. We expect challenges to the Logistics operating income to continue in the near term.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 95.4% for the three months ended September 30, 2023 and 90.8% for the three months ended September 30, 2022, primarily due to lower gains on sales of property and equipment and continued inflationary pressure in third quarter 2023 compared to third quarter 2022. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 22 through 24 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $3.6 million or 1.4% in third quarter 2023 compared to third quarter 2022 and increased 0.8% as a percentage of operating revenues to 32.8%. The higher dollar amount of salaries, wages and benefits expense in the third quarter of 2023 was due primarily to increased non-driver pay, partially offset by lower benefit costs. The increase in non-driver pay was primarily due to a larger average number of non-driver employees, including the impact from our ReedTMS and Baylor acquisitions. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 38% in third quarter 2023 compared to third quarter 2022, primarily as a result of the ReedTMS acquisition.
We renewed our workers’ compensation insurance coverage on April 1, 2023. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2023 were flat compared to the previous policy year.
While we currently believe the driver recruiting and retention market may be less difficult in the near term, a competitive driver market presents labor challenges for customers and carriers alike. Several factors impacting the driver market include a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention as we strive to be the truckload employer of choice, including competitive driver pay, providing a modern tractor and trailer fleet with the latest safety equipment and technology, investing in our driver training school network and offering a wide variety of driving positions including daily and weekly home time opportunities. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and additional driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $21.6 million or 19.3% in third quarter 2023 compared to third quarter 2022 and decreased 2.5% as a percentage of operating revenues to 11.0%, primarily due to much lower average diesel fuel prices, and 3.4 million fewer company tractor miles in third quarter 2023. Average diesel fuel prices were 61 cents per gallon lower in third quarter 2023 than in third quarter 2022 and were 47 cents per gallon higher than in second quarter 2023.
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
For October 2023, the average diesel fuel price per gallon was approximately 94 cents lower than the average diesel fuel price per gallon in October 2022 and approximately 53 cents lower than in fourth quarter 2022.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance decreased $7.8 million or 11.5% in third quarter 2023 compared to third quarter 2022 and decreased 0.8% as a percentage of operating revenues. Supplies and maintenance expense decreased due to the lower costs for over-the-road tractor maintenance, tires, and the impact of 3.4 million fewer company tractor miles. We have taken steps to reduce repair and maintenance expense by growing our in-house maintenance capabilities throughout our terminal network. We are also developing digital solutions to further optimize the routing and scheduling of tractors and trailers for preventive maintenance.
Insurance and claims decreased $3.2 million or 9.4% in third quarter 2023 compared to third quarter 2022 and decreased 0.4% as a percentage of operating revenues due primarily to a favorable reserve development on small dollar claims in third quarter 2023 compared to unfavorable reserve development in third quarter 2022, partially offset by higher expense for new claims resulting from an increasing cost-per-claim. We also incurred insurance and claims expense of $1.4 million in third quarter 2023 and third quarter 2022, for accrued interest related to a previously-disclosed adverse jury verdict rendered May 17, 2018, which we are appealing. Interest will continue to accrue monthly until such time as the outcome of our appeal is finalized. For additional information related to this lawsuit, see Note 10 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
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
Depreciation and amortization expense increased $4.2 million or 6.0% in third quarter 2023 compared to third quarter 2022 and increased 0.6% as a percentage of operating revenues due primarily to the higher cost of new tractors and trailers, a larger company trailer fleet, and depreciation and amortization on tangible and intangible assets recorded in the ReedTMS and Baylor acquisitions.
The average age of our tractor fleet remains low by industry standards and was 2.0 years as of September 30, 2023, and the average age of our trailers was 5.1 years. We are continuing to invest in new tractors and trailers and our terminals in 2023 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2023, we expect the average age of our tractor and trailer fleets to remain at or near current levels.
Rent and purchased transportation expense increased $37.1 million or 19.8% in third quarter 2023 compared to third quarter 2022, primarily due to the ReedTMS acquisition, and increased 4.9% as a percentage of operating revenues. Werner Logistics recorded brokered freight expense of $4.4 million in third quarter 2023 and $0.4 million in third quarter 2022 for shipments performed by the TTS segment, which is eliminated in consolidation. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations and payments to independent contractors in the TTS segment. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics purchased transportation expense increased $40.0 million in third quarter 2023, primarily due to the ReedTMS acquisition, and increased as a percentage of Werner Logistics revenues to 84.7% in third quarter 2023 from 82.8% in third quarter 2022.
Rent and purchased transportation expense for the TTS segment increased $1.2 million in third quarter 2023 compared to third quarter 2022 due primarily to the Baylor acquisition and more independent contractor miles in third quarter 2023, partially offset by lower reimbursements to independent contractors because of lower average diesel fuel prices. Independent contractor miles increased approximately 0.7 million miles in third quarter 2023 and as a percentage of total miles were 4.6% in third quarter 2023 compared to 4.2% in third quarter 2022. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses to the rent and purchased transportation category.
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
Other operating expenses increased $14.6 million in third quarter 2023 compared to third quarter 2022 and increased 1.7% as a percentage of operating revenues due primarily to a decrease in gains on sales of property and equipment, and increased costs associated with professional technology services related to our multi-year technology and innovation strategy. Gains on sales of property and equipment (primarily used tractors and trailers) are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $9.1 million in third quarter 2023, compared to $21.5 million in third quarter 2022. We sold substantially more tractors and trailers in third quarter 2023 compared to third quarter 2022 and realized significantly lower average gains per tractor and trailer due to lower pricing in the market for our used equipment, which we believe is due to decreased demand for our used equipment because of carriers increasingly exiting the trucking industry due to the challenging freight market and an increase in the availability of new equipment in third quarter 2023 due to fewer production delays compared to the third quarter 2022. We expect demand and pricing for our used equipment to continue to moderate as bank lending practices are more restrictive and more carriers exit the trucking industry. We expect our gains on sales of property and equipment in 2023 to range between $42 million and $47 million for the full year.
Other Expense (Income)
Other expense, net of income, increased $5.0 million in third quarter 2023 compared to third quarter 2022 due primarily to a $4.5 million increase in net interest expense. Net interest expense increased primarily due to higher interest rates for variable rate debt and an increase in average debt outstanding. In July 2023, we entered into four additional variable-for-fixed interest rate swap agreements for a notional amount of $130.0 million to further limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness (see Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding these interest rate swaps).
Income Tax Expense
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 23.0% in third quarter 2023 compared to 24.3% in third quarter 2022. The lower income tax rate in third quarter 2023 was attributed primarily to a higher amount of favorable discrete income tax items in third quarter 2023.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Operating Revenues
Operating revenues increased 1.4% for the nine months ended September 30, 2023, compared to the same period of the prior year. When comparing the first nine months of 2023 to the first nine months of 2022, TTS segment revenues decreased $63.2 million, or 3.5%, and Werner Logistics revenues increased $103.5 million, or 17.8%. The higher Logistics revenues resulted from the ReedTMS acquisition and organic growth. In the TTS segment, trucking revenues, net of fuel surcharge, decreased $2.2 million, due primarily to a 0.6% decrease in average revenues per tractor per week, partially offset by a 0.4% increase in average tractors in service. TTS segment fuel surcharge revenues for the nine months ended September 30, 2023 decreased $61.9 million or 20.0% when compared to the same period of the prior year due to much lower average diesel fuel prices in the 2023 period.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.4% for the nine months ended September 30, 2023 and 90.3% for the nine months ended September 30, 2022. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 22 through 24 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $42.7 million or 5.6% in the first nine months of 2023 compared to the same period in 2022 and increased 1.3% as a percentage of operating revenues to 32.6%. The higher dollar amount of salaries, wages and benefits expense in the first nine months of 2023 was due primarily to increased non-driver pay and higher driver pay from 5.5 million more company tractor miles, partially offset by lower benefit costs. The increase in non-driver pay was primarily due to a larger average number of non-driver employees, including the impact from our ReedTMS and Baylor acquisitions. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 51% in the first nine months of 2023 compared to the same period in 2022, primarily as a result of the ReedTMS acquisition.
Fuel decreased $66.3 million or 20.4% in the first nine months of 2023 compared to the same period in 2022 and decreased 2.9% as a percentage of operating revenues due to much lower average diesel fuel prices, partially offset by 5.5 million more company tractor miles in the first nine months of 2023. Average diesel fuel prices were 80 cents per gallon lower in the first nine months of 2023 than in same period in 2022.
Supplies and maintenance increased $5.7 million or 3.0% in the first nine months of 2023 compared to the same period in 2022 and increased 0.2% as a percentage of operating revenues. Supplies and maintenance expense increased due to higher costs for over-the-road repairs and tires.
Insurance and claims increased $1.5 million or 1.4% in the first nine months of 2023 compared to the same period in 2022 and remained flat as a percentage of operating revenues due primarily to higher expense for new claims resulting from an increasing cost-per-claim and increased cost for repairs. These increases were mostly offset by a lower amount of unfavorable reserve development in the first nine months of 2023 compared to the same period in 2022. The majority of the higher unfavorable reserve development in the first nine months of 2022 related to unexpected and unfortunate legal developments for two prior year motor vehicle accidents that have been settled, including a settlement of a lawsuit in Texas arising from a May 24, 2020 accident for which we recognized $9.5 million of insurance and claims expense in the first nine months of 2022.
Depreciation and amortization expense increased $17.7 million or 8.6% in the first nine months of 2023 compared to the same period in 2022 and increased 0.6% as a percentage of operating revenues due primarily to the higher cost of new tractors and trailers, a larger company trailer fleet, and depreciation and amortization on tangible and intangible assets recorded in the ReedTMS and Baylor acquisitions.
Werner Logistics purchased transportation expense increased $90.1 million in the first nine months of 2023, primarily due to the ReedTMS acquisition, and increased 0.6% as a percentage of Werner Logistics revenues to 83.2% in the first nine months of 2023 from 82.6% in the same period in 2022. Rent and purchased transportation expense for the TTS segment increased $12.2 million in the first nine months of 2023 compared to the same period in 2022 due primarily to the Baylor acquisition and more independent contractor miles in the first nine months of 2023, partially offset by lower reimbursements to independent contractors because of lower average diesel fuel prices. Independent contractor miles increased approximately 2.2 million miles in the first nine months of 2023 and as a percentage of total miles were 4.7% in the first nine months of 2023 compared to 4.4% in the first nine months of 2022.
Other operating expenses increased $29.4 million in the first nine months of 2023 compared to the same period in 2022 and increased 1.3% as a percentage of operating revenues due primarily to lower gains on sales of property and equipment, and increased costs associated with professional technology services related to our multi-year technology and innovation strategy. Gains on sales of property and equipment were $39.3 million in the first nine months of 2023, compared to $62.7 million in the same period in 2022. We sold significantly more tractors and trailers in the first nine months of 2023 compared to the same period in 2022 and realized substantially lower average gains per tractor and trailer due to lower pricing in the market for our used equipment, which we believe is due to decreased demand for our used equipment because of carriers increasingly exiting the trucking industry due to the challenging freight market and an increase in the availability of new equipment in the first nine months of 2023 due to fewer production delays compared to the same period in 2022.

Other Expense (Income)
Other expense, net of income, increased $30.0 million in the first nine months of 2023 compared to the same period in 2022 due primarily to a $14.5 million increase in net interest expense, a $14.4 million decrease in the amount of unrealized net gains recognized on our investments in equity securities, and a loss from our equity method investment of $1.0 million (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our investments). Net interest expense increased due to higher interest rates for variable rate debt and an increase in average debt outstanding.
Income Tax Expense
Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.3% for the first nine months of 2023 and 2022.
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
Management believes our financial position at September 30, 2023 is strong. As of September 30, 2023, we had $42.8 million of cash and cash equivalents and $1.5 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a $1.075 billion credit facility, for which our total available borrowing capacity was $424.0 million as of September 30, 2023 (see Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit agreements). After considering recent developments in the banking sector, we believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facility will provide sufficient funds to meet our cash requirements and our planned shareholder returns for the foreseeable future.
Item 7 of Part II of our 2022 Form 10-K includes our disclosure of material cash requirements as of December 31, 2022. There were no material changes in the nature of these items during the nine months ended September 30, 2023.
Cash Flows
During the nine months ended September 30, 2023, we generated cash flow from operations of $356.0 million, a 7.0% or $23.3 million increase in cash flows compared to the same nine-month period a year ago. The increase in net cash provided by operating activities was due primarily to working capital changes, including a decrease in accounts receivable days sales outstanding, partially offset by a decrease in net income for the nine-month period ended September 30, 2023. We were able to make net capital expenditures, repay debt, make a strategic loan and investment, and pay dividends with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities was $402.1 million for the nine-month period ended September 30, 2023 compared to $268.7 million during the same period in 2022. Net property and equipment additions (primarily revenue equipment) were $374.2 million for the nine-month period ended September 30, 2023, compared to $254.1 million during the same period of 2022. We currently estimate net capital expenditures (primarily revenue equipment) in 2023 to be in the range of $425 million to $450 million, compared to net capital expenditures in 2022 of $317.6 million. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facility, if necessary. As of September 30, 2023, we were committed to property and equipment purchases of approximately $94.6 million. We also purchased a $25.0 million subordinated promissory note from Mastery Logistics Systems, Inc. on January 24, 2023, with a maturity date of January 24, 2030 (see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our notes receivable).
Net financing activities used $20.0 million during the nine months ended September 30, 2023, and provided $7.5 million during the same period in 2022. We had net repayments on our debt of $3.8 million during the nine months ended September 30, 2023, decreasing our outstanding debt to $690.0 million at September 30, 2023. We had net borrowings on our debt of $146.3 million during the nine months ended 2022, of which a portion of the proceeds were used to finance the October 1, 2022 purchase of Baylor Trucking, Inc. We paid dividends of $25.3 million during the nine months ended September 30, 2023 and $23.9 million during the same period in 2022. We increased our quarterly dividend rate by $0.01 per share, or 8%, beginning with the quarterly dividend paid in July 2023. We currently plan to continue paying a quarterly dividend.
We did not repurchase any shares of common stock during the nine months ended September 30, 2023. Financing activities for the same period in 2022 included common stock repurchase of 2,710,304 shares at a cost of $110.4 million. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. As of September 30, 2023, the Company had purchased 3,688,190 shares pursuant to our current Board of Directors repurchase authorization and had 2,311,810 shares remaining available for repurchase.
Regulations:
Item 1 of Part I of our 2022 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. The following is an update to the regulations set forth in our 2022 Form 10-K.
California’s ongoing emissions reduction goals have significantly impacted the transportation industry. The California Air Resources Board regulations apply not only to California intrastate carriers, but also to carriers outside of California who own or dispatch equipment in the state. In March 2023, the EPA granted California the authority to enforce environmental rules that are more strict than current EPA requirements. These rules would apply to vehicles beginning with the 2024 model year. Werner continues to structure our fleet plans to operate compliant equipment in California. Approximately 4% of our truck miles in 2022 were in the state of California.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of September 30, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $1.3 million and $0.7 million for third quarter 2023 and third quarter 2022, respectively. These losses were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $280.0 million of variable interest rate debt outstanding at September 30, 2023, for which the interest rate is effectively fixed at 4.31% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $320.0 million of variable interest rate debt outstanding at September 30, 2023. The interest rates on our credit facility are based on Secured Overnight Financing Rate (“SOFR”). See Note 9 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR interest rate would increase our interest expense by approximately $4.1 million for the next 12-month period.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
On November 9, 2021, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. As of September 30, 2023, the Company had purchased 3,688,190 shares pursuant to this authorization and had 2,311,810 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during third quarter 2023 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Item 5. Other Information
Director and Officer Trading Arrangements
During third quarter 2023, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

10.1	Consulting Services Agreement dated July 1, 2023, between John J. Steele and Werner Enterprises, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2023

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Condensed Balance Sheets as of September 30, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of September 30, 2023.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: November 8, 2023	By:	/s/ Christopher D. Wikoff
Christopher D. Wikoff
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 8, 2023	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President and Chief Accounting Officer