Form 10-K
period 2023-12-31
WERNER ENTERPRISES INC
filed 2024-02-26
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[Mark one]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.771 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported by Nasdaq).
As of February 9, 2024, 63,468,690 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 14, 2024, are incorporated in Part III of this report.

WERNER ENTERPRISES, INC.

This Annual Report on Form 10-K for the year ended December 31, 2023 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.
Unless otherwise indicated, references to “we,” “us,” “our,” “Company,” or “Werner” mean Werner Enterprises, Inc. and its subsidiaries.
PART I

ITEM 1.	BUSINESS
General
We are a transportation and logistics company engaged primarily in transporting truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Werner Logistics segment. We believe we are one of the largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19. He served as our Chairman until his term ended at the 2021 Annual Meeting of Stockholders, and was then named Chairman Emeritus by the Board of Directors (the “Board”) in recognition of his longstanding leadership. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2023, our Truckload Transportation Services (“TTS”) segment had a fleet of 8,000 trucks, of which 7,740 were company-operated and 260 were owned and operated by independent contractors. Our Werner Logistics division operated an additional 35 drayage company trucks and 115 company delivery trucks at the end of 2023. We have historically grown through organic growth, and more recently through a combination of organic growth and four business acquisitions (discussed below). Our business acquisitions expanded our fleet size, customer base, geographic market presence, and network of operational facilities. We remain open to considering acquisitions in North America truckload and logistics companies that are both additive to our business and accretive to our earnings.
We have two reportable segments – TTS and Werner Logistics. Our TTS segment is comprised of Dedicated and One-Way Truckload. Dedicated had 5,265 trucks as of December 31, 2023 and provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload had 2,735 trucks as of December 31, 2023 and includes the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Our TTS fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by U.S. Department of Transportation (“DOT”) and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service into and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, food and beverage products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.
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
On October 1, 2022, we acquired 100% of the equity interests in FAB9, Inc., doing business as Baylor Trucking, Inc. (“Baylor”). Baylor, based in Milan, Indiana, operates in the east central and south central United States. Prior to the acquisition, Baylor achieved revenues of $81.5 million for the 12-month period ended August 31, 2022. Revenues generated by Baylor are reported in One-Way Truckload within our TTS segment.
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
We operate in the truckload and logistics sectors of the transportation industry. Our TTS segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (expedited) or (iv) conversion of their private fleet to us (dedicated). In 2023, TTS segment revenues accounted for 70% of total operating revenues, Werner Logistics revenues accounted for 28% of total operating revenues, and the remaining 2% was recorded in non-reportable segments. Our Werner Logistics segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, and systems analysis to optimize transportation needs. Werner Logistics services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport, and (iv) final mile. Werner Logistics is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of TTS and Werner Logistics, for the last three years in Note 3 and Note 13 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.
We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our revenues. During 2023, our largest 5, 10, 25 and 50 customers comprised 35%, 48%, 65% and 78% of our revenues, respectively. Our largest customer, Dollar General, accounted for 10% of our total revenues in 2023. Revenues generated by Dollar General are reported in both of our reportable operating segments. The industry groups of our top 50 customers are 57% retail and consumer products, 20% food and beverage, 15% manufacturing/industrial, and 8% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. We have longer-term Dedicated customer contracts, most of which are two to five years in length (including some contracts with annual evergreen clauses) and generally may be terminated by either party typically upon a notice period following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts on an annual basis.
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
Human Capital Resources
Employee Count: As of December 31, 2023, we employed 9,929 drivers; 707 mechanics and maintenance associates for the trucking operation; 1,587 office associates for the trucking operation; and 1,586 associates for Werner Logistics, international, driving schools and other non-trucking operations. Most of our associates are based in the U.S., with about 1% based in Mexico and Canada. Our U.S. or Canadian associates are not represented by a collective bargaining unit with the exception of fewer than 30 employees at two locations of a U.S. subsidiary. We generally consider relations with our associates to be good.
Health & Safety: Werner maintains a safety culture that is based on the premise of eliminating workplace incidents, risks and hazards. In 2023, our trucking business achieved its lowest work injury rate on record, and we achieved our lowest DOT preventable accident rate per million miles in 19 years. The Werner Safety Department is responsible for all compliance and training issues as it relates to drivers under DOT regulation and Werner policy. Responsibilities of the department include developing and delivering all driver training on items such as safety issues, driver certification, driver testing, and hazmat.
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
Diversity & Inclusion: At Werner, we support and encourage the diverse voices and perspectives of our associates, our customers and our suppliers. Diversity contributes to innovation and connects us to the many communities we serve. We embrace these values as we move toward an increasingly inclusive culture where every associate feels empowered to bring their whole self to Werner. Through our Inclusion, Diversity, Equity, Accountability & Learning (IDEAL) Council, we are proud to support 11 Associate Resource Groups (“ARGs”). These groups support our commitment to promoting and maintaining an inclusive culture for all associates by bringing together individuals from a wide range of backgrounds, experiences and perspectives. The ARGs seek to foster a sense of shared community and empowerment for associates and allies who share and support a common social identity, such as gender, ethnicity and sexual orientation.
In 2023, Werner, as well as our recently acquired business, ReedTMS, were both recognized among the Top Companies for Women to Work for in Transportation by the Women in Trucking Association. This was Werner’s sixth consecutive year of being recognized. Werner was recognized for our support of gender diversity, flexible hours and work requirements, competitive compensation and benefits, and professional development and career advancement opportunities. In 2023, Newsweek named Werner as one of America’s Greatest Workplaces for Diversity, America’s Greatest Workplaces, and America’s Greatest Workplaces for Parents and Families. We were recognized by 50/50 Women on BoardsTM as a “3+” company for having three or more women on our corporate board of directors in 2022. At Werner, our female driver workforce is double the national industry average, and over 60% of our driver associates are ethnically diverse. Additionally, over half of our non-driver associates and our corporate board of directors are female or ethnically diverse. In 2023, Werner was honored to be recognized as No. 3 on the Top 10 Military Friendly® Spouse Employer list and No. 5 on the Top 10 Military Friendly® Employer list by VIQTORY. Werner also earned No. 49 on the 2023 Military Times Best for Vets Employer list. Werner was awarded these designations for its commitment, effort, and success in creating sustainable and meaningful career paths for the military community. We are widely recognized as a transportation leader in military hiring with veterans and veteran spouses.
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
At Werner, we continue to take actions to strengthen our driver recruiting and retention to make Werner a preferred choice for the best drivers. Our efforts include offering competitive driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. We are focused on providing strong mileage utilization and a large percentage of driving jobs in shorter-haul operations (such as Dedicated and Regional) that allow drivers to return home more often. We continue to improve our terminal network to enhance the driver experience. Our untethered, tablet-based telematics solution implemented in 2020 provides Werner drivers with a more efficient experience through smart workflow, best-in-class navigation, improved safety features and reduced manual data entry. While the trucking industry suffers from high driver turnover rates, we are proud that our efforts in recent years have continued to have positive results on our driver retention.
Talent Development: We utilize recent driver training school graduates as a significant source of new drivers. These drivers have completed a training program at a driver training school (including those owned and operated by Werner) and hold a commercial driver’s license (“CDL”). They continue to gain industry experience through our career track program by partnering with a Werner-certified leader prior to that driver becoming a solo driver with their own truck. At the end of 2023, we operated a total of 23 driver training locations to assist with the training and development of drivers for our company and the industry.
Independent Contractors: We also recognize that independent contractors complement our company-employed drivers. As of December 31, 2023, we had 260 independent contractors. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses. Independent contractors also provide us with another source of drivers to support our fleet. We, along with others in the trucking industry, however, continue to experience independent contractor recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of independent contractors and the availability and cost of equipment financing, continue to make it difficult to recruit and retain independent contractors.
Revenue Equipment
As of December 31, 2023, we operated 7,740 company tractors and 260 tractors owned by independent contractors in our TTS segment. Our Werner Logistics segment operated an additional 35 drayage company tractors and 115 company delivery trucks at the end of 2023. The TTS segment company tractors were primarily manufactured by International (a Navistar company), Freightliner (a Daimler company), Kenworth and Peterbilt (both divisions of PACCAR). The Werner Final Mile company delivery trucks are primarily manufactured by Hino, International, and Freightliner. We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency.
The average age of our TTS segment company truck fleet was 2.1 years at December 31, 2023, compared to 2.3 years at December 31, 2022. The average age of our trailer fleet was 4.9 years at December 31, 2023, compared to 5.0 years at December 31, 2022. Our trucks are equipped with tablet-based telematics, and nearly all of our company-owned trucks have collision mitigation safety systems and automated manual transmissions.
We operated 30,810 trailers at December 31, 2023, comprised of dry vans, flatbeds, temperature-controlled, and other specialized trailers. Most of our company-owned trailers were manufactured by Wabash National Corporation and Great Dane. Nearly all of our dry van trailer fleet consisted of 53-foot composite trailers, and we also provide other trailer lengths to meet the specialized needs of certain customers. Substantially all of our trailers have satellite tracking devices.
Our wholly-owned subsidiary, Werner Fleet Sales, sells our used trucks and trailers. Werner Fleet Sales has been in business since 1992 and operates in seven locations. At times, we may also trade used trucks to original equipment manufacturers when purchasing new trucks.
Fuel
In 2023, we purchased nearly all of our fuel from a predetermined network of fuel truck stops throughout the United States comprised mostly of three large fuel truck stop chains. We negotiate discounted pricing based on historical purchase volumes with these fuel truck stop chains and other factors.
Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase and provide customers with the benefit of lower fuel costs when fuel prices decline. We do not generally recoup higher fuel costs for empty and out-of-route miles (which are not billable to customers) and truck idle time. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
We maintain aboveground and underground fuel storage tanks at some of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.
We are committed to supporting global efforts to reduce carbon emissions and we continue to update our fleet of tractors to provide energy-efficient transportation options for our customers, including investing in and testing alternative fuels, advanced equipment technologies, and additional fleet enhancements. We currently maintain a late-model truck fleet to take advantage of the latest technologies to reduce fuel consumption and emissions. Our future environmental goals include doubling intermodal usage by 2030, thereby further reducing emissions, and by 2035, reducing greenhouse gas emissions by 55% compared to a 2020 baseline.
Regulations
As a for-hire motor carrier, Werner is subject to federal, state, local, and international laws and regulations and is regulated by various federal, state, and local agencies including DOT, Federal Motor Carrier Safety Administration (“FMCSA”), U.S. Department of Homeland Security, the U.S. Environmental Protection Agency (“EPA”), among others.
DOT and an agency within DOT, the FMCSA, generally govern matters such as safety requirements and compliance, registration to engage in motor carrier operations, drivers’ hours of service (“HOS”), and certain mergers, consolidations, and acquisitions. Werner maintains a satisfactory safety rating, which is the highest available rating of the three safety ratings given by FMCSA. A conditional or unsatisfactory safety rating could adversely impact Werner’s business, as some of our customer contracts require a satisfactory rating. Werner must also comply with federal, state, and international regulations which govern equipment weight and dimensions.
FMCSA’s Compliance, Safety, Accountability (“CSA”) safety initiative monitors the safety performance of motor carriers. CSA uses the Safety Measurement System (“SMS”) to analyze data from roadside inspections, crash reports, and investigation results. The Fixing America’s Surface Transportation (“FAST”) Act of 2015 directed FMCSA to remove from public view certain information regarding a carrier’s compliance and safety performance. The FAST Act also instructed FMCSA to study the accuracy of CSA and SMS data and issue a corrective action plan. The FMCSA provided a report to Congress in 2020 outlining the changes it may make to the CSA program; however, it remains unclear if, when, and to what extent any such changes will occur. Werner continues to monitor FMCSA’s actions and CSA related developments.
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
Continuing in 2023, motor carriers are required to perform annual random drug tests for 50% of existing drivers. The rate was increased from 25% on January 1, 2020 in response to the 2018 FMCSA Drug and Alcohol Testing Survey, which reported an increase to 1.0% of the random testing positive rate for controlled substances. The minimum annual percentage rate for random alcohol testing remains at 10% for 2024.
FMCSA issued its final rule for Entry-Level Driver Training (“ELDT”) in December 2016. However, after delays announced by FMCSA, the effective date was February 7, 2022. ELDT now requires anyone wanting to obtain a Commercial Driver’s License to successfully complete a specific program of theory and behind-the-wheel instruction provided by a school or other entity on FMCSA’s new Training Provider Registry. We are in compliance with the ELDT rule.
The Infrastructure Investment and Jobs Act of 2021 required the FMCSA to establish a pilot program to allow persons ages 18, 19, and 20 to operate commercial motor vehicles in interstate commerce. The FMCSA’s Safe Driver Apprenticeship Pilot Program is currently accepting applications by motor carriers who are willing to participate in the pilot program, and FMCSA plans to limit the participation to 1,000 carriers and 3,000 apprentices.
EPA and DOT announced in August 2016 Phase 2 of the Greenhouse Gas and Fuel Efficiency Standards for Medium and Heavy-Duty Trucks. The final rule requires a reduction of carbon emissions and fuel savings from engines, vehicles, and new trailers to be phased in over the next decade. In January 2020, EPA announced an Advance Notice of Proposed Rulemaking that would establish new standards for highway heavy-duty engines to lower nitrogen oxide emissions. In August 2021, EPA announced plans to reduce greenhouse gas emissions from Heavy-Duty Trucks through a series of rulemakings over the next three years. In December 2022, EPA adopted its first final rule, which sets stronger emissions standards to reduce air pollution, including pollutants that create ozone and particulate matter, from heavy-duty vehicles and engines starting in model year 2027. In April 2023, EPA announced a proposed rule, Greenhouse Gas Emission Standards for Heavy-Duty Vehicles - Phase 3, which would phase in stronger greenhouse gas emissions standards and zero-emission vehicle requirements for heavy-duty trucks for model years 2028-2032. Werner continues monitoring any EPA-related developments impacting its fleet.
California’s ongoing emissions reduction goals have significantly impacted the industry. The California Air Resources Board (“CARB”) regulations apply to both in-state California carriers and carriers outside of California who own or dispatch equipment in the state. Werner is impacted by various CARB regulations including the Truck and Bus Regulation, Clean Truck Check (heavy-duty inspection and maintenance), Advanced Clean Trucks, Advanced Clean Fleets, Temperature Refrigeration Units, among other currently effective and forthcoming regulations. Werner continues to structure our fleet plans to operate compliant equipment in California. Approximately 5% of our truck miles in 2023 were in the state of California.
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
Werner is dedicated to participating in the development of meaningful public policy by engaging in local, state, and federal legislative and regulatory actions that impact our operations.
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
Risks Related to our Business and Industry
Our business is subject to overall economic and geopolitical conditions that could have a material adverse effect on our results of operations and financial condition.
We are sensitive to changes in economic or geopolitical conditions that impact customer shipping volumes, industry freight demand, and industry truck capacity. When shipping volumes decline or available truck capacity increases, freight pricing generally becomes more competitive as carriers compete for loads to maintain truck productivity. We may be negatively affected by future economic conditions including employment levels, business conditions, fuel and energy costs, public health crises, interest rates and tax rates. Economic or geopolitical conditions may also impact the financial condition of our customers, resulting in a decreased demand for services or a greater risk of bad debt losses, and that of our suppliers, which may affect negotiated pricing or availability of needed goods and services.
Labor and employment matters, including difficulty in recruiting and retaining experienced drivers, recent driver training school graduates and independent contractors, could impact our results of operations and financial condition.
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
Independent contractor availability may also be affected by both inflationary cost increases that are the responsibility of independent contractors and the availability and cost of equipment financing. Ongoing federal and state legislative challenges to the independent contractor model could also affect independent contractor availability. In recent years, the topic of the classification of individuals as employees or independent contractors has gained increased attention among federal and state regulators as well as the plaintiffs’ bar. Various legislative or regulatory proposals have been introduced at the federal and state levels that may affect the classification status of individuals as independent contractors or employees for either employment tax purposes (e.g., withholding, social security, Medicare and unemployment taxes) or other benefits available to employees (e.g., workers’ compensation benefits and minimum wage). Recently, certain states have seen significant increased activity by tax and other regulators regarding worker classification, and class action lawsuits alleging misclassification by transportation companies have resulted in significant damage awards or monetary settlements. Potential changes, if any, that could impact the legal classification of the independent contractor relationship between us and our independent contractors could have a material adverse effect on our ability to recruit and retain independent contractors. If a shortage of independent contractors occurs, increases in per-mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain a sufficient number of drivers. These increases would negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.
During 2023, union organizing efforts occurred at two locations of a U.S. subsidiary, which resulted in fewer than 30 of our employees being represented by a union. Additional unionization, if broad-based, could have a material adverse effect on our costs, efficiency, and profitability. Driver or other employee dissatisfaction and regulations that govern organization procedures could impact our ability to effectively or timely address any organization efforts.
Increases in fuel prices and shortages of fuel can have a material adverse effect on the results of operations and profitability.
Increases in fuel prices and shortages of fuel can be caused by, among other things, changes in macroeconomic and geopolitical conditions. To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
We operate in a highly competitive industry, which may limit growth opportunities and reduce profitability.
The freight transportation industry is highly competitive and includes thousands of trucking and non-asset-based logistics companies. We compete primarily with other truckload carriers in our TTS segment. Logistics companies, digital brokers, intermodal companies, railroads, less-than-truckload carriers and private carriers also provide a lesser degree of competition in our TTS segment, but such providers are more direct competitors in our Werner Logistics segment. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. This competition could have an adverse effect on either the number of shipments we transport or the freight rates we receive, which could limit our growth opportunities and reduce our profitability. If we do not invest in and develop technology in a manner that meets market demands, we may be placed at a competitive disadvantage.
The seasonal shipping pattern generally experienced in the trucking industry may affect our periodic results during traditional slower shipping periods and winter months.
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
A significant portion of our revenue is generated from key customers. During 2023, our largest 5, 10, 25 and 50 customers accounted for 35%, 48%, 65%, and 78% of revenues, respectively. Our largest customer, Dollar General, accounted for 10% of our total revenues in 2023. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Most of our Dedicated customer contracts are two to five years in length and generally may be terminated by either party typically upon a notice period following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts annually. We cannot provide any assurance that key customer relationships will continue at the same levels. If a key customer substantially reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis and review individual past-due balances and collection concerns. However, a key customer’s financial failure may negatively affect our results of operations.
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
Our results are affected by the success of our operations in Mexico and other foreign countries in which we operate (see Note 13 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but have been largely mitigated by the terms of the United States-Mexico-Canada Agreement (“USMCA”) for Mexico and Canada. The United States, Canada and Mexico ratified the USMCA as an overhaul and update to the North America Free Trade Agreement, and it became effective in July 2020. We believe Werner is one of the largest U.S. based truckload carriers in terms of freight volume shipped to and from the United States and Mexico. There are risks, sometimes unforeseen, associated with international operations. The agreement permitting cross border movements for both United States and Mexican based carriers into the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion on the cross-border lanes between countries. At the present time, immigration at the southern border has not negatively affected our operations; however, if the situation intensifies, operations could be affected.
We rely on the services of key personnel, the loss of which could impact our future success.
We are highly dependent on the services of key personnel, including our executive officers. Although we believe we have an experienced and highly qualified management team, the loss of the services of these key personnel could have a significant adverse impact on us and our future profitability.
Difficulty in obtaining, or increased costs of, materials, equipment, goods, and services from our vendors and suppliers could adversely affect our business.
We are dependent on our vendors and suppliers. We believe we have good vendor relationships and that we are generally able to obtain favorable pricing and other terms from vendors and suppliers. If we fail to maintain satisfactory relationships with our vendors and suppliers, or if our vendors and suppliers are unable to provide the products and materials we need or experience significant financial problems, we could experience difficulty in obtaining needed goods and services because of production interruptions, limited material availability, or other reasons. At times, tractor and trailer manufacturers have experienced significant shortages of semiconductor chips and other component parts and supplies, forcing many manufacturers to reduce or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened replacement cycles. Emissions and fuel efficiency regulations may impact equipment availability and pricing. Shortages of equipment, component parts, and other supplies could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense, mileage productivity, and driver retention.
We use our information systems extensively for day-to-day operations, and disruption or failure of our technology infrastructure or of third-party systems or services integrated therein, or a breach of our systems, networks or processes, or those of any vendor that maintains or accesses our data, could have a material adverse effect on our business.
We rely increasingly on cloud-based technology and depend on the stability, availability and security of our information systems to manage our business. Much of our software was developed internally or by adapting purchased software applications to suit our needs. Our information systems are used for various purposes including, without limitation, enhancing customer service, planning freight loads, communicating with and dispatching drivers and other capacity providers, billing and collecting from customers, paying vendors and associates, maintaining sensitive or confidential Company or third-party information or employee personal information, and generating financial, operational, and other information. We rely on strategic vendors for certain services that impact our systems and communications, such as, for example, integrated GPS and satellite communication services and Internet and telecommunications services. System disruption or unavailability could occur due to various events, including, without limitation, a power outage, a hardware or software failure, a cybersecurity threat or breach, a catastrophic occurrence, or the disruption of a vendor’s service to us. If any of our information systems, or those of our providers, become compromised or unavailable, or are taken offline in response to a threat or other event, certain critical functions may be disrupted, subject to manual performance, or fail.
Our mitigation of these risks includes, without limitation, using certain redundant computer hardware, tools and protocols to monitor and respond to threats, the work of a dedicated internal cybersecurity team, incident and crisis response plans, and enterprise-wide information security policies and trainings. However, the security risks associated with information technology systems have increased in recent years because of the evolving sophistication, activities and methods of cyber attackers. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect, and often are not recognized until launched against a target, and we may be unable or fail to anticipate them or to implement adequate preventative measures. We may incur costs in responding to a specific event. Fortifying our systems after a cybersecurity event may be cost prohibitive. Our investments in cybersecurity may not be successful against an attack or malicious action.
Failure to comply with applicable U.S. and international privacy or data protection regulations or other data protection standards, on which there is heightened focus, may expose us to litigation, fines, sanctions, or other penalties. The risks described herein could create reputational harm or financial liability; disrupt our business and/or impact our customers; result in the loss, disclosure or misuse of operational, confidential or proprietary information; or increase our costs, any of which could harm our reputation and adversely impact our business, results of operations, and financial condition.
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
Risks Related to Legal, Regulatory and Environmental, Social and Governance (“ESG”) Matters
We operate in a highly regulated industry. Compliance with changing transportation, emission, fuel efficiency or other regulations, or violations of existing or future regulations, could adversely affect our operations and profitability.
We are regulated by DOT and its agency, FMCSA, in the United States and similar governmental transportation agencies in certain U.S. states and in foreign countries in which we operate. These regulatory agencies have the authority to govern transportation-related activities, such as safety, authorization to conduct motor carrier operations and other matters. The EPA and CARB subject us to emissions and fuel efficiency regulations, and additional regulations by these and other agencies may occur. The Regulations subsection in Item 1 of Part I of this Form 10-K describes several proposed and final regulations that may have a significant effect on our operations including our productivity, driver recruitment and retention, and capital expenditures for tractors, trailers, and other equipment necessary to comply with such regulations.
We are subject to environmental laws and regulations dealing with the handling of hazardous materials, aboveground and underground fuel storage tanks, and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. We also maintain bulk fuel storage at some of our facilities. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results.
If we fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.
Increasing scrutiny from investors and other stakeholders regarding ESG related matters may have a negative impact on our business.
Companies across all industries are facing increasing scrutiny from investors and other stakeholders related to ESG matters, including practices and disclosures related to environmental stewardship, social responsibility, and diversity, equity and inclusion. Organizations that provide information to investors and other stakeholders on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and proxy statement voting decisions. Unfavorable ESG ratings may lead to negative sentiment toward us by investors or other stakeholders, which could have a negative impact on our revenues, stock price and access to and costs of capital.
We have developed certain initiatives and goals relating to ESG matters. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives and goals do not meet the expectations of our investors or other stakeholders, which continue to evolve, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards in a timely manner, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
Risks Related to Financial Matters
Our earnings could be reduced by increases in the number of insurance claims, cost per claim, costs of insurance premiums, availability of insurance coverage, or a significant uninsured liability.
We are subject to claims and litigation risks regarding a variety of issues, including without limitation, over-the-road accidents and contractual, labor and employment, environmental, regulatory, workers’ compensation, and data privacy matters. We are self-insured for a significant portion of liability resulting from bodily injury, property damage, cargo and associate workers’ compensation and health benefit claims. This is supplemented by premium-based insurance coverage with insurance carriers above our self-insurance level for each such type of coverage. To the extent we experience a significant increase in the number of claims, cost per claim (including costs resulting from large verdicts) or insurance premium costs for coverage in excess of our retention and deductible amounts, or if we incur a significant liability for which we do not have coverage, our operating results would be negatively affected. Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. In addition, the transportation industry has recently experienced significant increases in premiums for insurance coverage above self-insurance levels. Healthcare legislation and inflationary cost increases could also have a negative effect on our results.
Decreased demand for our used revenue equipment could result in lower unit sales and resale values.
We are sensitive to changes in used equipment prices and demand for our tractors and trailers. We have been in the business of selling our used company-owned equipment since 1992, when we formed our wholly-owned subsidiary Werner Fleet Sales. Reduced demand for used equipment could result in a lower volume of sales or lower sales prices, either of which could negatively affect our proceeds from sales of assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Under our “Cloud First, Cloud Now” strategy, we are increasingly relying on cloud-based technology to enable more innovation, enhance customer service, and keep up with the complex demands of the ever-changing trucking and logistics landscape. We are incorporating cybersecurity into this strategy by investing in key technology and skillset development to help protect the confidentiality, integrity, and availability of our systems and electronic data. In addition, we are committed to using reasonable efforts, given identified or reasonably anticipated threats, to prevent information security breaches. We have not experienced any such breach in any of the three years shown in the financial statements in this filing or in 2024 through the date hereof, and cybersecurity threat risks have not materially affected our business strategy, results of operations or financial condition. Based on our analysis of the current threat environment, we do not believe that any such material impacts are reasonably likely to occur. See Item 1A of Part I of this Form 10-K for a discussion of risks and uncertainties related to our information systems and technology infrastructure.
We employ a dedicated cybersecurity team. In coordination with our Chief Information Officer, the team assesses and manages cybersecurity threat risks with a focus on identity verification, system access and security, and governance, risk, and compliance. Our Chief Information Officer has extensive information technology and strategic leadership experience, including modernizing and securing business applications and technology stacks. Our director of cybersecurity is a certified information systems security professional with broad experience in cybersecurity, much of which was gained working for the U.S. military. Various members of the cybersecurity team hold industry certifications. The Chief Information Officer regularly shares cybersecurity developments and concerns with the Chief Executive Officer and with other executive officers as concerns arise that impact their areas.

The Audit Committee of the Board is responsible for oversight of risk management related to cybersecurity and policies and procedures related to the protection of Company proprietary and customer information and compliance with data privacy requirements. The Audit Committee receives quarterly updates from our Chief Information Officer. Reports may address evolving trends in cybersecurity, major threat developments, and technologies, solutions, policies, and procedures we use to detect, prevent, mitigate and remediate threats, respond to incidents and crises, and educate employees on information security importance and requirements. The Audit Committee has regular opportunities to suggest adjustments to the Company’s cybersecurity practices. It regularly reports to the Board on fulfillment of its responsibilities, which include cybersecurity risk management oversight.
To design and update our cybersecurity strategy, including awareness, prevention, detection, response and recovery components, we strive to align with a respected maturity framework, and we periodically, with the help of a third-party, analyze our alignment. We use a variety of tools to help identify anomalous activity on our systems, including without limitation logs, artificial intelligence, software programs, and data analyses. In addition to internal resources, we use third-party services and software to monitor our cyber environment for detected risks, including without limitation risks from cyber-attackers, employees, and third-parties that we allow to access or contribute to our information technology systems, and to block threats. To assess system vulnerability, we periodically simulate threats, and following such exercises, we assess penetration results and determine and implement remediations.
Executive management fosters a cybersecurity threat awareness and risk mitigation culture by supporting regular educational phishing simulations and advocating the importance of cybersecurity in communications to employees. We maintain information security policies to promote employee use of our information technology in a safe manner that helps protect our systems and data from cybersecurity events, and we require periodic enterprise-wide security training and testing and analyze test results.
Cybersecurity is integrated with our overall risk management program through cyber coverage as an important component of our insurance portfolio. We maintain cyber insurance to help protect against potential loss or expense arising from a cybersecurity incident or data breach. As part of our cyber insurance renewal, we coordinate with our insurance broker cyber experts to assess our cybersecurity program and align our coverages with our risk management framework. Our oversight processes for reviewing threats from third-parties that we allow to access or contribute to our information technology systems are also important to overall risk management. We subject such third-parties to a variety of cybersecurity analyses, which include our use of risk assessments or scorecards and receipt of third-party audit or other reports related to information security.
We have a program for organized response in the event of a cybersecurity incident. Our Chief Information Officer receives alerts disseminated via the program and reports to the Chief Executive Officer as deemed prudent. In the event the incident rises to the level of a crisis, the cyber component of our crisis management plan is triggered. The plan guides a cyber crisis management team, including representatives from our legal, information technology, finance and operations areas, in analyzing the type, scope, cause, impact and other details of the crisis. Our analysis includes without limitation identifying affected systems and exposed data, and in making key decisions to abate, mitigate or respond to the crisis, drawing on pre-identified third-party sources of forensic and other expertise as deemed necessary or advisable. Responsive steps include oversight of any warranted or required communications, including without limitation potential outreach to law enforcement, and informing the Board or Audit Committee of the incident as required by the plan. A final step is for the team to review lessons learned during the incident with the purpose of strengthening future crisis response. The team periodically reviews and practices its protocols to enhance its effectiveness.

ITEM 2.	PROPERTIES
Our headquarters are located on approximately 147 acres near U.S. Interstate 80 west of Omaha, Nebraska, 63 acres of which are undeveloped. Our headquarter facilities have suitable space available to accommodate planned needs for at least the next three to five years. We also have several terminals throughout the United States, consisting of office and/or maintenance facilities. In addition, we own parcels of land in several locations in the United States for future terminal development. Our terminal locations are described below:

Location	Owned or Leased	Description	Segment
Omaha, Nebraska	Owned	Corporate headquarters, maintenance, truck sales	TTS, Werner Logistics, Corporate
Omaha, Nebraska	Owned	Disaster recovery, warehouse	Corporate
Phoenix, Arizona	Owned	Office, maintenance, driver training school	TTS
West Memphis, Arkansas	Owned	Office, maintenance	TTS
Fontana, California	Owned	Office, maintenance, truck sales, driver training school	TTS
Denver, Colorado	Owned	Maintenance	TTS
Lake City, Florida	Owned	Office, maintenance	TTS
Lakeland, Florida	Leased	Maintenance	TTS
Atlanta, Georgia	Owned	Office, maintenance, truck sales, driver training school	TTS
Joliet, Illinois	Owned	Office, maintenance, truck sales	TTS
Milan, Indiana	Owned	Office, maintenance, warehouse	TTS
Brownstown, Michigan	Owned	Maintenance	TTS
Springfield, Ohio	Owned	Office, maintenance, truck sales	TTS
Easton, Pennsylvania	Owned	Office, maintenance	TTS
Portland, Tennessee	Leased	Office, maintenance	TTS
Dallas, Texas	Owned	Office, maintenance, truck sales, driver training school	TTS
El Paso, Texas	Owned	Office, maintenance	TTS
Laredo, Texas	Owned	Office, maintenance, transloading, truck sales	TTS, Werner Logistics
At December 31, 2023, we leased (i) operational facilities, office space, and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico and Canada. We own (i) a 96-room motel located near our Omaha headquarters; (ii) an 85-room hotel located near our Atlanta terminal; (iii) a 71-room private driver lodging facility at our Dallas terminal; (iv) six operational facilities located in Ohio, Indiana, Pennsylvania and Florida; and (v) a terminal facility in Queretaro, Mexico, which we lease to a third party. The Werner Fleet Sales network has seven locations, which are primarily located in certain terminals listed above. Our driver training schools operate in 23 locations in the United States, four of which are located in or near certain terminals listed above, five are located in company-owned facilities, and 14 are located in leased facilities.

ITEM 3.	LEGAL PROCEEDINGS
We are a party subject to routine litigation incidental to our business, primarily involving claims for bodily injury, property damage, cargo and workers’ compensation incurred in the transportation of freight. For more information about our insurance program and legal proceedings, see Item 1A, Risk Factors – “Our earnings could be reduced by increases in the number of insurance claims, cost per claim, costs of insurance premiums, availability of insurance coverage, or a significant uninsured liability”, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates, and Item 8, Financial Statements and Supplementary Data – Note 1 and Note 12.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock trades on the NASDAQ Global Select MarketSM tier of the Nasdaq Stock Market under the symbol “WERN”. As of February 9, 2024, our common stock was held by 425 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have paid cash dividends on our common stock following each fiscal quarter since the first payment in July 1987. Our current quarterly dividend rate is $0.14 per common share. We currently intend to continue paying a regular quarterly dividend. We do not currently anticipate any restrictions on our future ability to pay such dividends. However, we cannot give any assurance that dividends will be paid in the future or of the amount of any such quarterly or special dividends because they are dependent on our earnings, financial condition, and other factors.
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

325
300
275
250
225
200
175
150
125
100
75
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Werner Enterprises, Inc. (WERN)
Standard & Poor's 500
2022 Peer Group
2023 Peer Group

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Werner Enterprises, Inc. (WERN)	$100	$140	$153	$187	$160	$171
Standard & Poor’s 500	$100	$131	$156	$200	$164	$207
2022 Peer Group	$100	$134	$176	$285	$235	$307
2023 Peer Group	$100	$134	$176	$285	$234	$307
Assuming the investment of $100 on December 31, 2018, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and our Peer Groups over the same period. In 2023, we selected a new Peer Group in order to more closely align with our benchmarking Peer Group. Our Peer Group includes companies similar to us in the transportation industry and has the following companies: ArcBest; Covenant Logistics Group; Daseke; Forward Air; Heartland Express; Hub Group; JB Hunt; Knight-Swift Transportation; Landstar System; Marten Transport; Old Dominion Freight Line; Saia; and Schneider National. We added Daseke, Inc. to our 2023 Peer Group and removed US Xpress Enterprises, Inc. (acquired by Knight-Swift Transportation in 2023) and Yellow Corporation (ceased operations in 2023) from our 2023 and 2022 Peer Groups. Our stock price was $42.37 as of December 29, 2023 (the last business day of fiscal year 2023). This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 9, 2021, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. As of December 31, 2023, the Company had purchased 3,688,190 shares pursuant to this authorization and had 2,311,810 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during fourth quarter 2023 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

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
Business Acquisitions:
We acquired the following entities in 2022 and 2021:
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for 2023 to 2022, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facility, as management deems necessary.
We provide non-trucking services primarily through the three operating units within our Werner Logistics segment (Truckload Logistics, Intermodal, and Final Mile). In first quarter 2021, we completed the sale of the Werner Global Logistics (“WGL”) freight forwarding services for international ocean and air shipments to Scan Global Logistics Group. WGL had annual revenues of $53 million in 2020, and we realized a $1.0 million gain from the sale in first quarter 2021, which assumed achievement of the full earnout. At the end of the twelve-month period following the completed sale of WGL, the full earnout was achieved. Unlike our TTS segment, the Werner Logistics segment is less asset-intensive and is instead dependent upon qualified associates, information systems and qualified third-party capacity providers. The largest expense item related to the Werner Logistics segment is the cost of purchased transportation we pay to third-party capacity providers. This expense item is recorded as rent and purchased transportation expense. Other operating expenses consist primarily of salaries, wages and benefits, as well as depreciation and amortization, supplies and maintenance, and other general expenses. We evaluate the Werner Logistics segment’s financial performance by reviewing operating expenses and operating income expressed as a percentage of revenues. Purchased transportation expenses as a percentage of revenues can be impacted by the rates charged to customers and the costs of securing third-party capacity. We have a mix of contracted long-term rates and variable rates for the cost of third-party capacity, and we cannot assure that our operating results will not be adversely impacted in the future if our ability to obtain qualified third-party capacity providers changes or the rates of such providers increase.
At the end of 2023, we believe we are well positioned with a strong balance sheet and sufficient liquidity. Our debt is at $649 million, or a net debt ratio (debt less cash) of 1.2 times earnings before interest, income taxes, depreciation and amortization for the year ended December 31, 2023. We had available liquidity of $526 million, considering cash and cash equivalents on hand and available borrowing capacity of $464 million. As of December 31, 2023, we were in compliance with our debt covenants and expect to continue to be in compliance in 2024. We currently plan to continue paying our quarterly dividend, which we have paid quarterly since 1987. This cash outlay currently results in nearly $9 million per quarter. Net capital expenditures (primarily revenue equipment) in 2024 currently are expected to be in the range of $260 million to $310 million.
Results of Operations:
The following table sets forth the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2023		2022		Percentage Change in Dollar Amounts
(in thousands)	$	%	$	%	%
Operating revenues	$3,283,499	100.0	$3,289,978	100.0	(0.2)
Operating expenses:
Salaries, wages and benefits	1,072,558	32.7	1,020,609	31.0	5.1
Fuel	345,001	10.5	437,299	13.3	(21.1)
Supplies and maintenance	256,494	7.8	253,096	7.7	1.3
Taxes and licenses	102,684	3.1	97,929	3.0	4.9
Insurance and claims	138,516	4.2	147,365	4.5	(6.0)
Depreciation and amortization	299,509	9.1	279,923	8.5	7.0
Rent and purchased transportation	886,284	27.0	777,464	23.6	14.0
Communications and utilities	18,480	0.6	15,856	0.5	16.5
Other	(12,443)	(0.4)	(62,639)	(1.9)	(80.1)
Total operating expenses	3,107,083	94.6	2,966,902	90.2	4.7
Operating income	176,416	5.4	323,076	9.8	(45.4)
Total other expense (income), net	28,635	0.9	(1,710)	(0.1)	(1,774.6)
Income before income taxes	147,781	4.5	324,786	9.9	(54.5)
Income tax expense	35,491	1.1	79,206	2.4	(55.2)
Net income	112,290	3.4	245,580	7.5	(54.3)
Net loss (income) attributable to noncontrolling interest	92	—	(4,324)	(0.2)	(102.1)
Net income attributable to Werner	$112,382	3.4	$241,256	7.3	(53.4)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	2023		2022
TTS segment (in thousands)	$	%	$	%	% Chg
Trucking revenues, net of fuel surcharge	$1,949,445		$1,982,639		(1.7)%
Trucking fuel surcharge revenues	332,388		419,240		(20.7)%
Non-trucking and other operating revenues	28,977		26,807		8.1%
Operating revenues	2,310,810	100.0	2,428,686	100.0	(4.9)%
Operating expenses	2,141,480	92.7	2,134,131	87.9	0.3%
Operating income	$169,330	7.3	$294,555	12.1	(42.5)%

TTS segment	2023	2022	% Chg
Average tractors in service	8,326	8,437	(1.3)%
Average revenues per tractor per week (1)	$4,502	$4,519	(0.4)%
Total tractors (at year end)
Company	7,740	8,305	(6.8)%
Independent contractor	260	295	(11.9)%
Total tractors	8,000	8,600	(7.0)%
Total trailers (at year end)	27,850	27,650	0.7%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$713,762	$766,013	(6.8)%
Average tractors in service	3,042	3,153	(3.5)%
Total tractors (at year end)	2,735	3,150	(13.2)%
Average percentage of empty miles	14.36%	12.70%	13.1%
Average revenues per tractor per week (1)	$4,512	$4,672	(3.4)%
Average % change in revenues per total mile (1)	(5.5)%	8.6%
Average % change in total miles per tractor per week	2.2%	(7.4)%
Average completed trip length in miles (loaded)	595	675	(11.9)%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$1,235,683	$1,216,626	1.6%
Average tractors in service	5,284	5,284	—%
Total tractors (at year end)	5,265	5,450	(3.4)%
Average revenues per tractor per week (1)	$4,496	$4,428	1.5%
(1)Net of fuel surcharge revenues

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	2023		2022
Werner Logistics segment (in thousands)	$	%	$	%	% Chg
Operating revenues	$910,433	100.0	$793,492	100.0	14.7%
Operating expenses:
Purchased transportation expense	761,948	83.7	653,185	82.3	16.7%
Other operating expenses	132,606	14.6	104,123	13.1	27.4%
Total operating expenses	894,554	98.3	757,308	95.4	18.1%
Operating income	$15,879	1.7	$36,184	4.6	(56.1)%

Werner Logistics segment	2023	2022	% Chg
Average tractors in service	37	52	(28.8)%
Total tractors (at year end)	35	39	(10.3)%
Total trailers (at year end)	2,960	2,315	27.9%
2023 Compared to 2022
Operating Revenues
Operating revenues decreased 0.2% in 2023 compared to 2022. When comparing 2023 to 2022, TTS segment revenues decreased $117.9 million, or 4.9%. Revenues for the Werner Logistics segment increased $116.9 million or 14.7%.
Dedicated continues to experience steady demand from the majority of our long-term customers, and our Dedicated pipeline of new opportunities remains healthy. In 2024, we expect freight demand to remain steady in Dedicated and be seasonally weaker for One-Way Truckload and Werner Logistics early in the year, and then improve in the second half of the year, as capacity exits the market and retail inventory replenishments reset to normalized levels.
Trucking revenues, net of fuel surcharge, decreased 1.7% in 2023 compared to 2022 due to a 1.3% decrease in the average number of tractors in service and a 0.4% decrease in average revenues per tractor per week, net of fuel surcharge. During 2023, One-Way Truckload average revenues per total mile, net of fuel surcharge, decreased 5.5%, as One-Way Truckload was challenged by elevated transactional spot rate exposure and pricing pressure. We expect ongoing pricing pressure for One-Way Truckload during the early part of 2024, then moderating later in the year. Dedicated average revenues per tractor per week, net of fuel surcharge, increased 1.5%. Considering the freight market outlook, we expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet to decrease in a range of 6% to 3% in the first half of 2024 when compared to the first half of 2023, and we expect Dedicated average revenues per tractor per week, net of fuel surcharge, to remain flat or increase up to 3% in 2024 compared to 2023.
The average number of tractors in service in the TTS segment decreased 1.3% to 8,326 in 2023 compared to 8,437 in 2022, as we decreased our fleet size to adjust to the challenging freight market conditions. We ended 2023 with 8,000 tractors in the TTS segment, a year-over-year decrease of 600 tractors. Our Dedicated unit ended 2023 with 5,265 tractors (or 66% of our total TTS segment fleet) compared to 5,450 tractors (or 63%) at the end of 2022. We currently expect our fleet size at the end of 2024 to remain flat or decrease up to 3% when compared to the fleet size at the end of 2023, with potential for growth in our Dedicated unit in the second half of the year. We cannot predict whether future driver shortages, if any, will adversely affect our ability to maintain our fleet size. If such a driver market shortage were to occur, it could result in a fleet size reduction, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues decreased 20.7% to $332.4 million in 2023 from $419.2 million in 2022 due primarily to lower average diesel fuel prices. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three operating units. Werner Logistics revenues exclude revenues for full truckload shipments transferred to the TTS segment, which are recorded as trucking revenues by the TTS segment. Werner Logistics also recorded revenue and brokered freight expense of $17.7 million in 2023 and $5.2 million in 2022 for shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics revenues increased 14.7% to $910.4 million in 2023 from $793.5 million in 2022 primarily due to growth from the November 2022 ReedTMS acquisition. Truckload Logistics revenues (77% of total Werner Logistics revenues) increased 32% driven by an increase in shipments due to the ReedTMS acquisition, partially offset by a decline in revenue per shipment. Intermodal revenues (12% of total Werner Logistics revenues) decreased 38% due to a decline in shipments and lower revenue per shipment. Final Mile revenues (11% of total Werner Logistics revenues) increased $11.0 million, or 12%, despite a softer market for discretionary spending on big and bulky products. Werner Logistics operating income decreased to $15.9 million in 2023 from $36.2 million in 2022 and operating margin percentage decreased to 1.7% in 2023 from 4.6% in 2022, due to a competitive pricing environment. In 2024, we expect Truckload Logistics margins will remain challenged in the near term, but may improve later in the year from further synergies realized from the integration of our acquired companies. We also expect to continue to generate double-digit revenue growth in Werner Logistics in 2024, while getting back to a mid-single digit operating margin percentage entering into 2025.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 94.6% in 2023 compared to 90.2% in 2022. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 18 through 20 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits increased $51.9 million or 5.1% in 2023 compared to 2022 and increased 1.7% as a percentage of operating revenues. The higher dollar amount of salaries, wages and benefits expense in 2023 was due primarily to increased non-driver pay, higher driver pay from 3.4 million more company tractor miles, and higher benefit costs. The increase in non-driver pay was primarily due to a larger average number of non-driver employees, including the impact from our ReedTMS and Baylor acquisitions. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment increased 37.2%, primarily as a result of the ReedTMS acquisition.
We renewed our workers’ compensation insurance coverage on April 1, 2023. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2023 were flat compared to the previous policy year.
While we currently believe the driver recruiting and retention market may be less difficult in the near term, a competitive driver market presents labor challenges for customers and carriers alike. Several factors impacting the driver market include a declining number of, and increased competition for, driver training school graduates, aging truck driver demographics and increased truck safety regulations. We continue to take significant actions to strengthen our driver recruiting and retention as we strive to be the truckload employer of choice, including competitive driver pay, providing a modern tractor and trailer fleet with the latest safety equipment and technology, investing in our driver training school network and offering a wide variety of driving positions including daily and weekly home time opportunities. We are unable to predict whether we will experience future driver shortages or maintain our current driver retention rates. If such a driver shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
Fuel decreased $92.3 million or 21.1% in 2023 compared to 2022 and decreased 2.8% as a percentage of operating revenues due to much lower average diesel fuel prices, partially offset by 3.4 million more company tractor miles in 2023. Average diesel fuel prices, excluding fuel taxes, for the full year 2023 were 80 cents lower than the full year 2022, a 22% decrease.
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
Through February 16, the average diesel fuel price per gallon in 2024 was approximately 53 cents lower than the average diesel fuel price per gallon in the same period of 2023 and approximately 36 cents lower than the average for first quarter 2023.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $3.4 million or 1.3% in 2023 compared to 2022 and increased 0.1% as a percentage of operating revenues. Supplies and maintenance expense increased due to higher costs for over-the-road repairs and the impact of 3.4 million more company tractor miles in 2023. We have taken steps to reduce repair and maintenance expense by growing our in-house maintenance capabilities throughout our terminal network. We are also developing digital solutions to further optimize the routing and scheduling of tractors and trailers for preventive maintenance.
Insurance and claims decreased $8.8 million or 6.0% in 2023 compared to 2022 and decreased 0.3% as a percentage of operating revenues, due primarily to lower expense for large dollar liability claims resulting from a lower amount of unfavorable reserve development and lower new claims, partially offset by higher expense for new small dollar liability claims, increasing cost-per-claim, and increased cost for repairs. The majority of the higher unfavorable reserve development in 2022 related to unexpected and unfortunate legal developments for two prior year motor vehicle accidents that have been settled, including a settlement of a lawsuit in Texas arising from a May 24, 2020 accident for which we recognized $9.5 million of insurance and claims expense in 2022. We also incurred insurance and claims expense of $5.7 million and $5.4 million in 2023 and 2022, respectively, for accrued interest related to a previously-disclosed adverse jury verdict rendered on May 17, 2018, which we are appealing (see Note 12 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K). Interest will continue to accrue monthly until such time as the outcome of our appeal is finalized. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. In 2023, we achieved our lowest DOT preventable accident rate per million miles in the last 19 years.
We renewed our liability insurance policies on August 1, 2023 and are responsible for the first $10.0 million per claim on all claims with an annual $12.5 million aggregate for claims between $10.0 million and $20.0 million. For the policy year that began August 1, 2022 we were responsible for the first $10.0 million per claim on all claims with an annual $10.0 million aggregate for claims between $10.0 million and $20.0 million. We maintain liability insurance coverage with insurance carriers in excess of the $10.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2023 are $1.0 million higher than premiums for the previous policy year.
Depreciation and amortization expense increased $19.6 million or 7.0% in 2023 compared to 2022 and increased 0.6% as a percentage of operating revenues due primarily to the higher cost of new tractors and trailers, a larger company trailer fleet, and depreciation and amortization on tangible and intangible assets recorded in the ReedTMS and Baylor acquisitions.
The average age of our tractor fleet remains low by industry standards and was 2.1 years as of December 31, 2023, and the average age of our trailers was 4.9 years. We continued to invest in new tractors and trailers and our terminals in 2023 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. In 2024, we expect the average age of our tractor and trailer fleets to remain at or near current levels.
Rent and purchased transportation expense increased $108.8 million or 14.0% in 2023 compared to 2022 and increased 3.4% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations, payments to independent contractors in the TTS segment, and cloud-based technology fees. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics recorded revenue and brokered freight expense of $17.7 million in 2023 and $5.2 million in 2022 for shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics purchased transportation expense increased $108.8 million as a result of higher logistics revenues, including the ReedTMS logistics business, and increased to 83.7% as a percentage of Werner Logistics revenues in 2023 from 82.3% in 2022.
Rent and purchased transportation expense for the TTS segment increased $10.6 million in 2023 compared to 2022 due primarily to an increase in cloud-based technology fees and more independent contactor miles in 2023, partially offset by lower reimbursements to independent contractors because of lower average diesel fuel prices. Independent contractor miles increased 1.3 million miles in 2023 and as a percentage of total miles were 4.6% in 2023 compared to 4.5% in 2022. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses to the rent and purchased transportation category.
Challenging operating conditions continue to make independent contractor recruitment and retention difficult. Such conditions include inflationary cost increases that are the responsibility of independent contractors and a shortage of financing available to independent contractors for equipment purchases. Historically, we have been able to add company tractors and recruit additional company drivers to offset any decrease in the number of independent contractors. If a shortage of independent contractors and company drivers were to occur, increases in per-mile settlement rates (for independent contractors) and driver pay rates (for company drivers) may become necessary to attract and retain these drivers. These increased expenses could negatively affect our results of operations to the extent that we would not be able to obtain corresponding freight rate increases.
Other operating expenses increased $50.2 million in 2023 compared to 2022 and increased 1.5% as a percentage of operating revenues due primarily to lower gains on sales of property and equipment (primarily used tractors and trailers), and increased costs associated with professional technology services related to our multi-year technology and innovation strategy. Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $42.4 million in 2023, compared to $88.6 million in 2022. In 2023, we sold significantly more tractors and trailers than in 2022 and realized substantially lower average gains per tractor and trailer due to lower pricing in the market for our used equipment, which we believe is due to decreased demand for our used equipment because of carriers increasingly exiting the trucking industry in 2023 due to the challenging freight market and an increase in the availability of new equipment due to fewer production delays in 2023 compared to 2022. For the used tractor and trailer market, we expect continued low demand with moderating pricing and equipment gains through the first half of 2024. As a result, we expect our gains on sales of property and equipment in 2024 to decrease to between $10 million and $30 million.
Other Expense (Income)
Other expense, net of other income, increased $30.3 million in 2023 compared to 2022 due primarily to a $16.7 million increase in net interest expense, a $12.5 million decrease in the amount of unrealized net gains recognized on our investments in equity securities, and a loss from our equity method investment of $1.0 million (see Note 7 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K for information regarding our investments). Net interest expense increased due to higher interest rates for variable rate debt and an increase in average debt outstanding. In July 2023, we entered into four additional variable-for-fixed interest rate swap agreements for a notional amount of $130.0 million to further limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness (see Note 8 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K regarding these interest rate swaps). We expect net interest expense to increase up to $10 million in 2024 compared to 2023, primarily due to the repricing of the BMO Term Loan that is maturing in May 2024 and the impact of two interest rate swaps that are expiring in May 2024. We expect these increases in net interest expense to be partially offset by debt reduction during 2024.
Income Tax Expense
Income tax expense decreased $43.7 million in 2023 compared to 2022, due primarily to lower pre-tax income. The effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.0% in 2023 compared to 24.4% in 2022. The lower income tax rate in 2023 was attributed primarily to a higher amount of favorable discrete income tax items in 2023, partially offset by the income tax effect of the noncontrolling interest. We currently estimate our full year 2024 effective income tax rate to be approximately 24.5% to 25.5%.
2022 Compared to 2021
For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2022 to the fiscal year ended December 31, 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission on February 27, 2023.
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
Management believes our financial position at December 31, 2023 is strong. As of December 31, 2023, we had $61.7 million of cash and cash equivalents and over $1.5 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a $1.075 billion credit facility, for which our total available borrowing capacity was $463.9 million as of December 31, 2023. After considering recent developments in the banking sector, we believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facility will provide sufficient funds to meet our cash requirements and our planned shareholder returns for the foreseeable future.
Our material cash requirements include the following contractual and other obligations.
•Debt Obligations and Interest Payments – As of December 31, 2023, we had outstanding debt with an aggregate principal amount of $648.8 million, with $88.8 million payable within 12 months. We are currently planning to repay the remaining outstanding principal balance of $86.3 million under the BMO Term Loan in May 2024 using proceeds from the 2022 Credit Agreement. Future interest payments associated with our debt obligations are estimated to be $168.9 million through 2027, with $39.3 million payable within 12 months. See Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our debt and the timing of expected future principal payments.
•Operating Leases – We have entered into operating leases primarily for real estate. As of December 31, 2023, we had fixed lease payment obligations of $40.3 million, with $10.1 million payable within 12 months. See Note 5 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our lease obligations and the timing of expected future payments.
•Purchase Obligations – As of December 31, 2023, we have committed to property and equipment purchases of approximately $107.9 million within the next 12 months.
In addition to our cash requirements, the Board of Directors has authorized us to deliver value to shareholders through stock repurchases and quarterly cash dividends. The stock repurchase program does not obligate the Company to acquire any specific number of shares. We plan to continue paying a quarterly dividend, which currently results in a cash outlay of nearly $9 million per quarter.
Cash Flows
We generated cash flow from operations of $474.4 million during 2023, a 5.7% or $25.7 million increase in cash flows compared to $448.7 million during 2022. The increase in net cash provided by operating activities was due primarily to working capital changes, including a decrease in accounts receivable days sales outstanding, offset by a decrease in net income during 2023. We were able to make net capital expenditures, make net repayments on our debt, make a strategic loan and investments, and pay dividends with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities was $434.9 million during 2023 compared to $514.3 million during 2022. Net cash invested in our business acquisitions was $0.2 million during 2023 compared to $184.1 million during 2022. Net property and equipment additions (primarily revenue equipment) were $408.7 million during 2023 compared to $317.6 million during 2022. We currently estimate net capital expenditures (primarily revenue equipment) in 2024 to be in the range of $260 million to $310 million. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facility, if necessary. We also purchased a $25.0 million subordinated promissory note from Mastery Logistics Systems, Inc. on January 24, 2023, with a maturity date of January 24, 2030 (see Note 9 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for information regarding our notes receivable).
Net financing activities used $87.1 million during 2023 and provided $118.0 million during 2022. We had net repayments on our debt of $45.0 million during 2023, decreasing our outstanding debt to $648.8 million at December 31, 2023. We had net borrowings on our debt of $266.3 million during 2022, which a portion of the proceeds were used to finance our Baylor and ReedTMS acquisitions. We paid dividends of $34.2 million during 2023 and $32.2 million during 2022. We increased our quarterly dividend rate by $0.01 per share, or 8%, beginning with the quarterly dividend paid in July 2023, and we increased our quarterly dividend rate by $0.01 per share, or 8%, beginning with the dividend paid in July 2022.
On November 9, 2021, our Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. We did not repurchase any shares of common stock in 2023. Financing activities for 2022 included common stock repurchases of 2,710,304 shares at a cost of $110.4 million. As of December 31,

2023, the Company had purchased 3,688,190 shares pursuant to this authorization and had 2,311,810 shares remaining available for repurchase. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors.
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
Estimates of accrued liabilities for insurance and claims for bodily injury and property damage is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements. The accruals for bodily injury and property damage (current and non-current) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, we make judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity, and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. An independent actuary reviews our calculation of the undiscounted self-insurance reserves for bodily injury and property damage claims at year-end. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim. We have not made any material changes in the accounting methodology or assumptions used to calculate our accrued liabilities for insurance and claims for bodily injury and property damage during the past three years. At December 31, 2023 and 2022, we had an accrual of $321.5 million and $323.6 million, respectively, for estimated insurance and claims for (i) cargo loss and damage, (ii) bodily injury and property damage, (iii) group health, and (iv) workers’ compensation claims not covered by insurance. A 10% change in actuarial estimates for insurance and claims for bodily injury and property damage at December 31, 2023, would have changed our insurance and claims accrual by approximately $24.8 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of December 31, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $6.1 million and $2.4 million for the year ended December 31, 2023 and 2022, respectively, and were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated balance sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 16.89 Pesos to $1.00 at December 31, 2023 compared to 19.36 Pesos to $1.00 at December 31, 2022.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $280.0 million of variable interest rate debt outstanding at December 31, 2023, for which the interest rate is effectively fixed at 4.31% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $280.0 million of variable interest rate debt outstanding at December 31, 2023. The interest rates on our credit facility are based on Secured Overnight Financing Rate (“SOFR”). See Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our debt. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR interest rate would increase our interest expense by approximately $4.3 million for the next 12-month period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Werner Enterprises, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and temporary equity - redeemable noncontrolling interest, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes and financial statement schedule II valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of insurance and claims accruals
As discussed in Note 1 to the consolidated financial statements, the Company estimates the insurance and claims accruals related to (1) cargo loss and damage, (2) bodily injury and property damage, (3) group health, and (4) workers’ compensation claims not covered by insurance. The Company’s current and non-current insurance and claims accruals were $81.8 million and $239.7 million, respectively. The accruals specifically for bodily injury and property damage are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, the Company makes judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. The Company has an independent actuary review their calculation of these undiscounted insurance and claims accruals.
We identified the evaluation of the Company’s insurance and claims accruals related to bodily injury and property damage claims not covered by insurance as a critical audit matter. Specifically, evaluating the loss development factors used to determine these insurance and claims accruals involved a high degree of complexity and subjectivity. In addition, specialized skills were needed to evaluate the Company’s models to calculate these undiscounted insurance and claims accruals.
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
Omaha, Nebraska
February 26, 2024

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2023	2022	2021
Operating revenues	$3,283,499	$3,289,978	$2,734,372
Operating expenses:
Salaries, wages and benefits	1,072,558	1,020,609	895,012
Fuel	345,001	437,299	245,866
Supplies and maintenance	256,494	253,096	206,701
Taxes and licenses	102,684	97,929	96,095
Insurance and claims	138,516	147,365	98,658
Depreciation and amortization	299,509	279,923	267,700
Rent and purchased transportation	886,284	777,464	641,159
Communications and utilities	18,480	15,856	13,460
Other	(12,443)	(62,639)	(39,425)
Total operating expenses	3,107,083	2,966,902	2,425,226
Operating income	176,416	323,076	309,146
Other expense (income):
Interest expense	33,535	11,828	4,423
Interest income	(6,701)	(1,731)	(1,211)
Loss (gain) on investments in equity securities, net	278	(12,195)	(40,317)
Loss from equity method investment	1,046	—	—
Other	477	388	236
Total other expense (income)	28,635	(1,710)	(36,869)
Income before income taxes	147,781	324,786	346,015
Income tax expense	35,491	79,206	84,537
Net income	112,290	245,580	261,478
Net loss (income) attributable to noncontrolling interest	92	(4,324)	(2,426)
Net income attributable to Werner	$112,382	$241,256	$259,052
Earnings per share:
Basic	$1.77	$3.76	$3.84
Diluted	$1.76	$3.74	$3.82
Weighted-average common shares outstanding:
Basic	63,374	64,125	67,434
Diluted	63,718	64,579	67,855
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net income	$112,290	$245,580	$261,478
Other comprehensive income (loss):
Foreign currency translation adjustments	6,120	2,426	(1,381)
Change in fair value of interest rate swaps, net of tax	(4,512)	6,886	3,610
Other comprehensive income, net	1,608	9,312	2,229
Comprehensive income	113,898	254,892	263,707
Comprehensive loss (income) attributable to noncontrolling interest	92	(4,324)	(2,426)
Comprehensive income attributable to Werner	$113,990	$250,568	$261,281
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$61,723	$107,240
Accounts receivable, trade, less allowance of $9,337 and $10,271, respectively	444,944	518,815
Other receivables	25,479	29,875
Inventories and supplies	18,077	14,527
Prepaid taxes, licenses and permits	16,505	17,699
Other current assets	67,900	74,459
Total current assets	634,628	762,615
Property and equipment, at cost:
Land	115,989	100,594
Buildings and improvements	320,976	309,241
Revenue equipment	2,290,376	2,169,172
Service equipment and other	224,313	306,634
Total property and equipment	2,951,654	2,885,641
Less – accumulated depreciation	978,698	1,060,365
Property and equipment, net	1,972,956	1,825,276
Goodwill	129,104	132,717
Intangible assets, net	86,477	81,502
Other non-current assets	334,771	295,145
Total assets	$3,157,936	$3,097,255
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,990	$124,483
Current portion of long-term debt	2,500	6,250
Insurance and claims accruals	81,794	78,620
Accrued payroll	50,549	49,793
Accrued expenses	30,282	20,358
Other current liabilities	29,470	30,016
Total current liabilities	330,585	309,520
Long-term debt, net of current portion	646,250	687,500
Other long-term liabilities	54,275	59,677
Insurance and claims accruals, net of current portion	239,700	244,946
Deferred income taxes	320,180	313,278
Total liabilities	1,590,990	1,614,921
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	38,607	38,699
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares
issued; 63,444,681 and 63,223,003 shares outstanding, respectively	805	805
Paid-in capital	134,894	129,837
Retained earnings	1,953,385	1,875,873
Accumulated other comprehensive loss	(9,684)	(11,292)
Treasury stock, at cost; 17,088,855 and 17,310,533 shares, respectively	(551,061)	(551,588)
Total stockholders’ equity	1,528,339	1,443,635
Total liabilities, temporary equity and stockholders’ equity	$3,157,936	$3,097,255
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$112,290	$245,580	$261,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,509	279,923	267,700
Deferred income taxes	8,153	42,553	29,488
Gain on disposal of property and equipment	(42,440)	(88,564)	(60,528)
Non-cash equity compensation	11,943	12,486	10,807
Insurance and claims accruals, net of current portion	(5,246)	7,726	5,582
Loss (gain) on investments in equity securities, net	278	(12,195)	(40,317)
Loss from equity method investment	1,046	—	—
Other	(7,612)	(13,295)	(3,105)
Changes in certain working capital items:
Accounts receivable, net	73,921	3,174	(101,007)
Other current assets	10,266	(18,333)	(27,903)
Accounts payable	3,288	(3,665)	14,742
Other current liabilities	8,970	(6,679)	(24,118)
Net cash provided by operating activities	474,366	448,711	332,819
Cash flows from investing activities:
Additions to property and equipment	(598,785)	(507,252)	(370,850)
Proceeds from sales of property and equipment	190,087	189,673	177,801
Net cash invested in acquisitions	(188)	(184,118)	(201,845)
Investment in equity securities, net	(2,931)	(20,250)	(10,000)
Payments to acquire equity method investment	(3,385)	—	—
Purchase of promissory note	(25,000)	—	—
Decrease in notes receivable	5,258	7,614	7,593
Net cash used in investing activities	(434,944)	(514,333)	(397,301)
Cash flows from financing activities:
Repayments of short-term debt	(50,000)	(3,750)	(27,500)
Proceeds from issuance of short-term debt	45,000	—	5,000
Repayments of long-term debt	(90,000)	(100,000)	—
Proceeds from issuance of long-term debt	50,000	370,000	250,000
Dividends on common stock	(34,208)	(32,162)	(29,083)
Repurchases of common stock	—	(110,400)	(104,444)
Tax withholding related to net share settlements of restricted stock awards	(6,359)	(4,082)	(4,270)
Distribution to noncontrolling interest	—	(1,572)	(35)
Other	(1,500)	—	—
Net cash provided by (used in) financing activities	(87,067)	118,034	89,668
Effect of exchange rate fluctuations on cash	2,128	632	(324)
Net increase (decrease) in cash and cash equivalents	(45,517)	53,044	24,862
Cash and cash equivalents, beginning of period	107,240	54,196	29,334
Cash and cash equivalents, end of period	$61,723	$107,240	$54,196
Supplemental disclosures of cash flow information:
Interest paid	$27,212	$11,186	$4,228
Income taxes paid	17,892	40,313	81,185
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$3,145	$5,577	$5,953
Change in fair value of interest rate swaps	(4,512)	6,886	3,610
Property and equipment acquired included in accounts payable	14,239	5,937	7,124
Property and equipment disposed included in other receivables	—	110	—
Dividends accrued but not yet paid at end of period	8,882	8,220	7,895
Noncontrolling interest associated with acquisition	—	—	33,556
Contingent consideration associated with acquisition	(800)	13,400	2,500
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2020	$805	$116,039	$1,438,916	$(22,833)	$(337,887)	$1,195,040	$—
Net income attributable to Werner	—	—	259,052	—	—	259,052	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	2,426
Other comprehensive income	—	—	—	2,229	—	2,229	—
Purchase of 2,297,911 shares of common stock	—	—	—	—	(104,444)	(104,444)	—
Dividends on common stock ($0.46 per share)	—	—	(30,864)	—	—	(30,864)	—
Equity compensation activity, 156,297 shares	—	(4,942)	—	—	672	(4,270)	—
Non-cash equity compensation expense	—	10,807	—	—	—	10,807	—
Investment in noncontrolling interest	—	—	—	—	—	—	35,322
Purchase accounting adjustments		—	—	—	—	—	(1,766)
Distribution to noncontrolling interest	—	—	—	—	—	—	(35)
BALANCE, December 31, 2021	805	121,904	1,667,104	(20,604)	(441,659)	1,327,550	35,947
Net income attributable to Werner	—	—	241,256	—	—	241,256	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	4,324
Other comprehensive income	—	—	—	9,312	—	9,312	—
Purchase of 2,710,304 shares of common stock	—	—	—	—	(110,400)	(110,400)	—
Dividends on common stock ($0.51 per share)	—	—	(32,487)	—	—	(32,487)	—
Equity compensation activity, 143,195 shares	—	(4,553)	—	—	471	(4,082)	—
Non-cash equity compensation expense	—	12,486	—	—	—	12,486	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,572)
BALANCE, December 31, 2022	805	129,837	1,875,873	(11,292)	(551,588)	1,443,635	38,699
Net income attributable to Werner	—	—	112,382	—	—	112,382	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(92)
Other comprehensive income	—	—	—	1,608	—	1,608	—
Dividends on common stock ($0.55 per share)	—	—	(34,870)	—	—	(34,870)	—
Equity compensation activity, 221,678 shares	—	(6,886)	—	—	527	(6,359)	—
Non-cash equity compensation expense	—	11,943	—	—	—	11,943	—
BALANCE, December 31, 2023	$805	$134,894	$1,953,385	$(9,684)	$(551,061)	$1,528,339	$38,607
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Werner Enterprises, Inc. and its subsidiaries (collectively, the “Company”). Redeemable noncontrolling interest on the consolidated balance sheets represents the portion of a consolidated entity in which we do not have a direct equity ownership. In these notes, the terms “we,” “us,” or “our” refer to Werner Enterprises, Inc. and its subsidiaries. All significant intercompany accounts and transactions relating to these entities have been eliminated.
Nature of Business: The Company is a truckload transportation and logistics provider operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. Our ten largest customers comprised 48%, 46%, and 49% of our revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Our largest customer, Dollar General, accounted for 10% of our total revenues in 2023, and 14% of our total revenues in 2022 and 2021. Revenues generated by Dollar General are reported in both of our reportable operating segments. Dollar General accounted for 10% and 13% of our accounts receivable, trade balance as of December 31, 2023 and 2022, respectively.
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
Depreciation expense was $289.2 million, $273.8 million, and $265.8 million for the years ended December 31, 2023, 2022, and 2021 respectively, and is reported in depreciation and amortization on the consolidated statements of income.

Due to the stronger used trailer market and the increased cost of new trailers, a change in accounting estimate was made during the first quarter of 2022, which decreased depreciation expense by $12.7 million in 2022.
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
Amortization of Intangible Assets: Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, ranging from 10 to 12 years.
Long-Lived Assets and Intangible Assets: We review our long-lived assets and finite-lived intangible assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If based on that review, changes in circumstances indicate that the carrying amount of such assets may not be recoverable, we evaluate recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. We also evaluate the remaining useful lives of intangible assets to determine if events or trends warrant a revision to the remaining period of amortization. An impairment loss would be recognized if the carrying amount of the long-lived asset or intangible asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets. No impairment charges were recorded during the years ended December 31, 2023, 2022, and 2021.
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
Our self-insured retention (“SIR”) for workers’ compensation claims is $2.0 million per claim, with premium-based coverage (issued by insurance companies) for claims exceeding this amount. Our SIR for workers’ compensation claims increased from $1.0 million to $2.0 million per claim on April 1, 2020. We also maintain a $24.9 million bond for the State of Nebraska and a $15.1 million bond for our workers’ compensation insurance carrier.

Under these insurance arrangements, we maintained $49.4 million in letters of credit as of December 31, 2023.
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

	Years Ended December 31,
	2023	2022	2021
Net income attributable to Werner	$112,382	$241,256	$259,052
Weighted average common shares outstanding	63,374	64,125	67,434
Dilutive effect of stock-based awards	344	454	421
Shares used in computing diluted earnings per share	63,718	64,579	67,855
Basic earnings per share	$1.77	$3.76	$3.84
Diluted earnings per share	$1.76	$3.74	$3.82
Equity Compensation: We have an equity compensation plan that provides for grants of stock options, restricted stock and units (“restricted awards”), unrestricted stock awards, performance awards and stock appreciation rights to our employees, directors, and consultants. We apply the fair value method of accounting for equity compensation awards. Issuances of stock upon an exercise of stock options or vesting of restricted stock are made from treasury stock; shares reacquired to satisfy tax withholding obligations upon vesting of restricted stock are recorded as treasury stock. Grants of stock options, restricted stock, and performance awards vest in increments, and we recognize compensation expense over the requisite service period of each award. We accrue compensation expense for performance awards for the estimated number of shares expected to be issued using the most current information available at the date of the financial statements. If the performance objectives are not met, no compensation expense will be recognized, and any previously recognized compensation expense will be reversed. We account for forfeitures in the period in which they occur.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2023, 2022, and 2021, comprehensive income consists of net income, foreign currency translation adjustments and change in fair value of interest rate swaps. The components of accumulated other comprehensive loss reported in the consolidated balance sheets as of December 31, 2023 and 2022, consisted of foreign currency translation adjustment losses of $10.0 million and $16.2 million, respectively, and gains of $0.3 million and $4.9 million related to changes in fair value of interest rate swaps, net of tax, respectively.
Recently Issued Accounting Pronouncements, Not Yet Effective: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, with the objective of improving financial reporting, primarily through enhanced disclosures about significant segment expenses. The provisions of this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, using a retrospective approach. Early adoption is permitted. We are evaluating the impact of adopting ASU 2023-07, and we expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.
In December 2023, FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, with the objective of enhancing the transparency and decision usefulness of income tax information through income tax disclosure improvements, primarily related to the rate reconciliation and income taxes paid information. The provisions of this update are effective for annual periods beginning after December 15, 2024, using a prospective approach. Early adoption and retrospective application are permitted. We are evaluating the impact of adopting ASU 2023-09, and we expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.
(2) BUSINESS ACQUISITIONS
2022 Business Acquisitions
Developments during the year ended December 31, 2023 related to our 2022 business acquisitions are discussed below.
ReedTMS
On November 5, 2022, we acquired 100% of the equity interests in Reed Transport Services, Inc. and RTS-TMS, Inc., doing business as ReedTMS Logistics (“ReedTMS”), for a final purchase price of $108.6 million after including the impacts of working capital adjustments, cash acquired, net present value of future insurance payments, and contingent consideration, also referred to as earnout. We financed the transaction through existing credit facilities. The contingent earnout period related to the ReedTMS acquisition ended on December 31, 2023 and resulted in an additional cash payment of $1.5 million based on the achievement level of certain financial performance goals. This payment resulted in a $2.7 million net favorable change to the contingent earnout liability, which was recorded in other operating expenses on the consolidated statements of income for the year ended December 31, 2023.
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
Baylor
On October 1, 2022, we acquired 100% of the equity interests in FAB9, Inc., doing business as Baylor Trucking, Inc. (“Baylor”), for a final purchase price of $89.0 million after including the impacts of working capital adjustments, cash acquired, and contingent consideration. We financed the transaction through existing credit facilities. The contingent consideration arrangement requires us to pay the former owner of Baylor an additional amount in cash if Baylor achieves certain performance financial goals over a three-year period beginning on November 1, 2022. The potential undiscounted future contingent earnout payment that we could be required to make is between $0 and $15.0 million.
Baylor operates in the east central and south central United States. The results of operations for Baylor are included in our consolidated financial statements beginning October 1, 2022. Revenues generated by Baylor are reported in One-Way Truckload within our TTS segment. We incurred transaction costs related to the acquisition, such as legal and professional fees, of $0.4 million for the year ended December 31, 2022, which is included in other operating expenses on the consolidated statements of income. No measurement period adjustments were recorded during the year ended December 31, 2023.

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
The following table summarizes the purchase price allocation for ReedTMS, including any adjustments (in thousands):

	November 5, 2022 Opening Balance Sheet as Reported at December 31, 2022	Adjustments (1)	November 5, 2022 Opening Balance Sheet as Reported at December 31, 2023
Purchase Price
Cash consideration paid	$116,989	$—	$116,989	(2)
Cash and cash equivalents acquired	(12,120)	—	(12,120)
Contingent consideration arrangement	5,000	(800)	4,200	(3)
Working capital surplus (deficiency)	(689)	188	(501)
Total purchase price (fair value of consideration)	109,180	(612)	108,568
Purchase Price Allocation
Current assets	52,531	49	52,580
Property and equipment	35,000	(12,485)	22,515
Intangible assets	12,000	15,300	27,300
Other non-current assets	7,927	(1)	7,926
Total assets acquired	107,458	2,863	110,321
Current liabilities	(45,497)	(389)	(45,886)
Other long-term liabilities	(5,622)	527	(5,095)
Total liabilities assumed	(51,119)	138	(50,981)
Goodwill	$52,841	$(3,613)	$49,228
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
(3) The contingent earnout liability was recorded in other long-term liabilities as of December 31, 2022. For additional information regarding the valuation of the contingent liability, see Note 6 – Fair Value.
2021 Business Acquisitions
NEHDS
On November 22, 2021, we acquired 100% of the equity interests in NEHDS Logistics, LLC (“NEHDS”) for a final purchase price of $62.3 million after including the impacts of contingent consideration and net working capital changes. We financed the transaction through a combination of cash on hand and existing credit facilities. The contingent earnout period related to the NEHDS acquisition ended on December 31, 2022 and did not result in any additional cash payments, as the financial performance goals were not achieved. This resulted in a $2.5 million favorable change to the contingent earnout liability, which was recorded in other operating expenses on the consolidated statements of income for the year ended December 31, 2022.
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
The following table presents our revenues disaggregated by revenue source (in thousands):

	Years Ended December 31,
	2023	2022	2021
Truckload Transportation Services	$2,310,810	$2,428,686	$2,045,073
Werner Logistics	910,433	793,492	622,461
Inter-segment eliminations	(17,690)	(5,218)	(899)
Transportation services	3,203,553	3,216,960	2,666,635
Other revenues	79,946	73,018	67,737
Total revenues	$3,283,499	$3,289,978	$2,734,372
The following table presents our revenues disaggregated by geographic areas in which we conduct business (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$3,089,205	$3,051,788	$2,532,720
Mexico	159,170	191,126	156,405
Other	35,124	47,064	45,247
Total revenues	$3,283,499	$3,289,978	$2,734,372
Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.
Transportation Services
We generate nearly all of our revenues by transporting truckload freight shipments for our customers. Transportation services are carried out by our TTS segment and our Werner Logistics segment. The TTS segment utilizes company-owned and independent contractor trucks to deliver shipments, while our Werner Logistics segment uses third-party capacity providers.
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
The consolidated statements of income reflect recognition of transportation revenues (including fuel surcharge revenues) and related direct costs over time as the shipment is being delivered. We use distance shipped (for the TTS segment) and transit time (for the Werner Logistics segment) to measure progress and the amount of revenues recognized over time, as the customer simultaneously receives and consumes the benefit. Determining a measure of progress requires us to make judgments that affect the timing of revenues recognized. We have determined that the methods described provide a faithful depiction of the transfer of services to the customer.
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
Other Revenues
Other revenues include revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. These revenues are generally recognized over time and accounted for 2% of our total revenues in 2023, 2022 and 2021. Revenues from our driver training schools require us to make judgments regarding price concessions in determining the amount of revenues to recognize.
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At December 31, 2023 and 2022, the accounts receivable, trade, net, balance was $444.9 million and $518.8 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At December 31, 2023 and 2022, the balance of contract assets was $7.4 million and $8.9 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At December 31, 2023 and 2022, the balance of contract liabilities was $0.9 million. The amount of revenues recognized in 2023 that was included in the December 31, 2022 contract liability balance was $0.9 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During 2023, 2022, and 2021, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

(4) GOODWILL AND INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill by segment for the years ended December 31, 2023 and 2022 (in thousands):

	TTS	Werner Logistics	Total
Balance as of December 31, 2021	$38,084	$36,534	$74,618
Goodwill recorded in acquisition of ReedTMS	10,341	42,500	52,841
Goodwill recorded in acquisition of Baylor	5,472	—	5,472
Purchase accounting adjustments (1)	—	(214)	(214)
Balance as of December 31, 2022	53,897	78,820	132,717
Purchase accounting adjustments (1)	(7,841)	$4,228	(3,613)
Balance as of December 31, 2023	$46,056	$83,048	$129,104
(1) The purchase accounting adjustments consist of post-closing adjustments related to net assets assumed in the acquisitions of NEHDS and ReedTMS for the years ended December 31, 2022 and 2023, respectively. For additional information regarding the ReedTMS purchase accounting adjustments, see Note 2 – Business Acquisitions.
The following table presents acquired intangible assets (in thousands):

	December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,200	$(13,989)	$66,211	$64,900	$(5,714)	$59,186
Trade names	24,600	(4,334)	20,266	24,600	(2,284)	22,316
Total intangible assets	$104,800	$(18,323)	$86,477	$89,500	$(7,998)	$81,502
Amortization expense on intangible assets was $10.3 million, $6.1 million, and $1.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is reported in depreciation and amortization on the consolidated statements of income.
As of December 31, 2023, the estimated future amortization expense for intangible assets by year is as follows (in thousands):

2024	$10,070
2025	10,070
2026	10,070
2027	10,070
2028	10,070
Thereafter (to 2034)	36,127
Total	$86,477
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

The following table presents balance sheet and other operating lease information (dollars in thousands):

	December 31,
	2023	2022
Right-of-use assets (recorded in other non-current assets)	$34,814	$40,963
Current lease liabilities (recorded in other current liabilities)	$9,017	$9,396
Long-term lease liabilities (recorded in other long-term liabilities)	27,495	32,897
Total operating lease liabilities	$36,512	$42,293
Weighted-average remaining lease term for operating leases	6.15 years	6.43 years
Weighted-average discount rate for operating leases	3.6%	3.3%
The following table presents the maturities of operating lease liabilities as of December 31, 2023 (in thousands):

2024	$10,142
2025	8,316
2026	6,527
2027	4,459
2028	3,190
Thereafter	7,694
Total undiscounted operating lease payments	$40,328
Less: Imputed interest	(3,816)
Present value of operating lease liabilities	$36,512
Cash Flows
During the years ended December 31, 2023, 2022, and 2021, right-of-use assets of $4.7 million, $14.7 million, and $8.2 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities, and we acquired right-of-use assets of $8.3 million and $15.6 million as a result of our business acquisitions during the years ended December 31, 2022 and 2021, respectively. Cash paid for amounts included in the present value of operating lease liabilities was $11.1 million, $8.5 million, and $4.6 million during the years ended December 31, 2023, 2022, and 2021, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $22.5 million, $22.1 million, and $15.7 million during the years ended December 31, 2023, 2022, and 2021, respectively. This expense included $11.5 million, $9.4 million, and $4.8 million for long-term operating leases for the years ended December 31, 2023, 2022, and 2021, respectively, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 3 to 8 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues for the years ended December 31, 2023, 2022, and 2021 were $10.9 million, $10.7 million, and $11.7 million, respectively. The following table presents information about the maturities of these operating leases as of December 31, 2023 (in thousands):

2024	$6,691
2025	686
2026	339
2027	85
2028	—
Thereafter	—
Total	$7,801

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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value
	Level in Fair	December 31,
	Value Hierarchy	2023	2022
Assets:
Other non-current assets:
Equity securities (1)	1	$310	$723
Liabilities:
Other long-term liabilities:
Contingent consideration associated with acquisitions	3	$8,896	$13,400
(1) Represents our investments in autonomous technology companies. For additional information regarding the valuation of these equity securities, see Note 7 – Investments.

The following table presents changes in the fair value of our contingent earnout liabilities for the years ended December 31, 2023 and 2022 (in thousands):

Balance as of December 31, 2021	$2,500
Contingent consideration associated with the acquisition of Baylor	8,400
Contingent consideration associated with the acquisition of ReedTMS	5,000
Change in fair value (1)	(2,500)
Balance as of December 31, 2022	13,400
Measurement period adjustment associated with the acquisition of ReedTMS (2)	(800)
Payment for contingent consideration (3)	(1,500)
Change in fair value (4)	(2,204)
Balance as of December 31, 2023	$8,896
(1) The contingent earnout period related to the NEHDS acquisition ended on December 31, 2022 and did not result in any additional cash payments, as the financial performance goals were not achieved.
(2) The measurement period adjustment was recorded in goodwill on the consolidated balance sheet.
(3) The contingent earnout period related to the ReedTMS acquisition ended on December 31, 2023 and resulted in an additional cash payment, as certain financial performance goals were achieved.
(4) Includes a net favorable change of $2.7 million to the contingent earnout liability related to the ReedTMS acquisition for the year ended December 31, 2023.
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
We have ownership interests in investments, primarily Mastery Logistics Systems, Inc. (“MLSI”), which do not have readily determinable fair values and are accounted for using the measurement alternative in ASC 321, Investments - Equity Securities. Our ownership interest in Autotech Fund III, L.P. (“Autotech Fund III”) is accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” For additional information regarding the valuation of these investments, see Note 7 – Investments.
Fair Value of Financial Instruments Not Recorded at Fair Value
Cash and cash equivalents, accounts receivable trade, and accounts payable are short-term in nature and accordingly are carried at amounts that approximate fair value.
The carrying amount of our fixed-rate debt not measured at fair value on a recurring basis was $88.8 million and $93.8 million as of December 31, 2023 and 2022, respectively. The estimated fair value of our fixed-rate debt using the income approach, based on its net present value, discounted at our current borrowing rate, was $86.7 million and $87.2 million as of December 31, 2023 and 2022, respectively (categorized as Level 2 of the fair value hierarchy). The carrying amount of our variable-rate long-term debt approximates fair value due to the duration of our credit arrangement and the variable interest rate (categorized as Level 2 of the fair value hierarchy).
(7) INVESTMENTS
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values primarily consists of our investment in MLSI, a transportation management systems company. MLSI is developing a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. These investments are being accounted for under ASC 321 using the measurement alternative, and are recorded in other noncurrent assets on the consolidated balance sheets. We record changes in the values of these investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of December 31, 2023 and 2022, the value of our investment in MLSI was $89.8 million and $86.8 million, respectively, and the value of our other equity investments without readily determinable fair values was $316 thousand and $250 thousand, respectively.

The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Investment in equity securities	$3,066	$20,250	$5,000
Upward adjustments (1)	—	28,638	28,151
(1) During 2022 and 2021, investments by third parties resulted in the remeasurements of our investment in MLSI. Our updated investment values were based upon the prices paid by third parties.
As of December 31, 2023, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $56.8 million.
Equity Investments with Readily Determinable Fair Values
We own strategic minority equity investments in autonomous technology companies, which are being accounted for under ASC 321 and are recorded in other noncurrent assets on the consolidated balance sheets. We record changes in the value of these investments, based on the share prices reported by Nasdaq, in loss (gain) on investments in equity securities on the consolidated statements of income. As of December 31, 2023 and 2022, the value of these investments was $0.3 million and $0.7 million, respectively. For additional information regarding the fair value of these equity investments, see Note 6 – Fair Value.
The following table summarizes the activity related to our equity investments with readily determinable fair values during the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Loss (gain) on investments in equity securities, net	$278	$16,443	$(12,166)
Portion of unrealized loss (gain) for the period related to equity securities still held at the reporting date	$270	$16,443	$(12,166)
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in Autotech Fund III (the “Fund”) pursuant to a limited partnership agreement. The Fund is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” As a limited partner, we will make periodic capital contributions toward this total commitment amount. We contributed $3.4 million to the Fund during the year ended December 31, 2023. As of December 31, 2023, the value of our investment in the Fund was $2.3 million and is recorded in other noncurrent assets on the consolidated balance sheets. The carrying amount of the Fund as of December 31, 2023 approximates its fair value as of September 30, 2023, as this is the most recent information available to us at this time. We recognized a loss of $1.0 million from the Fund for the year ended December 31, 2023, which is reported in loss from equity method investment on the consolidated statements of income.
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
On June 30, 2021, we entered into a $100.0 million unsecured fixed-rate term loan commitment with BMO Harris, with quarterly principal payments of $1.25 million, which began on September 30, 2021, and a final payment of principal and interest due and payable on May 14, 2024 ("BMO Term Loan"). We are currently planning to repay the remaining outstanding principal balance under the BMO Term Loan in May 2024 using proceeds from the 2022 Credit Agreement. The outstanding principal balance of the BMO Term Loan bears interest at a fixed rate of 1.28%, payable quarterly in arrears.
As of December 31, 2023 and 2022, our outstanding debt totaled $648.8 million and $693.8 million, respectively. As of December 31, 2023, we had an outstanding revolving credit loan balance of $560.0 million under the 2022 Credit Agreement, including (i) $280.0 million at a variable interest rate of 6.73%, (ii) $150.0 million which is effectively fixed at 2.88% with interest rate swap agreements through May 2024, (iii) $40.0 million which is effectively fixed at 6.20% with interest rate swap agreements through July 2025, and (iv) $90.0 million which is effectively fixed at 5.87% with interest rate swap agreements through July 2026. Our total available borrowing capacity under the 2022 Credit Agreement was $463.9 million as of December 31, 2023, after considering $51.1 million in stand-by letters of credit under which we are obligated. In addition, as of December 31, 2023, we had $88.8 million outstanding under the BMO Term Loan at a fixed interest rate of 1.28%.
Availability of such funds under the current debt agreements is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of December 31, 2023 we were in compliance with these covenants.
At December 31, 2023, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2024	$88,750
2025	—
2026	—
2027	560,000
Total	$648,750
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

	December 31,
	2023	2022
Independent contractor notes receivable	$6,864	$8,287
MLSI subordinated promissory note	25,000	—
Other notes receivable	7,231	7,921
Notes receivable	39,095	16,208
Less current portion	2,208	2,691
Notes receivable – non-current	$36,887	$13,517

We also provide financing to some individuals who attended our driver training schools. The student notes receivable is included in other receivables and other non-current assets in the consolidated balance sheets. The following table presents our student notes receivable (in thousands):

	December 31,
	2023	2022
Student notes receivable	$64,956	$63,351
Allowance for doubtful student notes receivable	(22,702)	(23,491)
Total student notes receivable, net of allowance	42,254	39,860
Less current portion, net of allowance	13,705	12,574
Student notes receivable – non-current	$28,549	$27,286
(10) INCOME TAXES
Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$17,624	$23,741	$42,049
State	7,661	12,423	12,787
Foreign	2,053	489	213
	27,338	36,653	55,049
Deferred:
Federal	10,019	38,521	27,593
State	(1,866)	4,032	1,895
	8,153	42,553	29,488
Total income tax expense	$35,491	$79,206	$84,537
The effective income tax rate differs from the federal corporate tax rate of 21% in 2023, 2022, and 2021 as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Tax at statutory rate	$31,034	$68,205	$72,663
State income taxes, net of federal tax benefits	4,578	12,999	11,599
Other, net	(121)	(1,998)	275
Total income tax expense	$35,491	$79,206	$84,537

The following table presents our deferred income tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Insurance and claims accruals	$57,168	$59,275
Compensation-related accruals	9,931	10,767
Allowance for uncollectible accounts	2,797	3,218
Operating lease liabilities	8,733	10,324
Other	2,235	981
Gross deferred income tax assets	80,864	84,565
Deferred income tax liabilities:
Property and equipment	351,352	344,896
Investments in equity securities	12,240	12,818
Prepaid expenses	7,118	7,526
Operating lease right-of-use assets	8,327	10,056
Investment in partnership	18,790	19,745
Other	3,217	2,802
Gross deferred income tax liabilities	401,044	397,843
Net deferred income tax liability	$320,180	$313,278
Deferred income tax assets are more likely than not to be realized as a result of the reversal of deferred income tax liabilities.
We recognized a $201 thousand decrease, a $54 thousand increase, and a $49 thousand increase in the net liability for unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021, respectively. We recognized net interest expense of $70 thousand, $42 thousand, and $10 thousand during 2023, 2022, and 2021, respectively. If recognized, $1.7 million, $2.0 million, and $1.9 million of unrecognized tax benefits as of December 31, 2023, 2022 and 2021, respectively, would impact our effective tax rate. Interest of $0.5 million as of December 31, 2023 and 2022 has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next 12 months. The reconciliations of beginning and ending gross balances of unrecognized tax benefits are shown below (in thousands).

	December 31,
	2023	2022	2021
Unrecognized tax benefits, beginning balance	$2,495	$2,425	$2,363
Gross increases – tax positions in prior period	161	99	65
Gross increases – current period tax positions	120	320	320
Settlements	(531)	(349)	(323)
Unrecognized tax benefits, ending balance	$2,245	$2,495	$2,425
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2020 and forward are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.
(11) EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS
Equity Compensation Plan
The Werner Enterprises, Inc. 2023 Long-term Incentive Plan (the “Equity Plan”), approved by the Company’s shareholders in 2023, provides for grants to employees, non-employee directors, and consultants of the Company in the form of stock options, restricted stock and units (“restricted awards”), unrestricted stock awards, performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock options, unrestricted stock, and stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 4,000,000 shares. As of December 31, 2023, there were 3,791,411 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the consolidated statements of income. As of December 31, 2023, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $10.2 million and is expected to be recognized over a weighted average period of 2.4 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the consolidated statements of income (in thousands):

	Years Ended December 31,
	2023	2022	2021
Restricted awards:
Pre-tax compensation expense	$10,229	$7,803	$6,349
Tax benefit	2,634	1,954	1,587
Restricted stock expense, net of tax	$7,595	$5,849	$4,762
Performance awards:
Pre-tax compensation expense	$1,723	$4,690	$4,452
Tax benefit	444	1,174	1,113
Performance award expense, net of tax	$1,279	$3,516	$3,339
We do not have a formal policy for issuing shares upon vesting of restricted and performance awards. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2024.
Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 60 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the year ended December 31, 2023:

	Number of Restricted Awards (in thousands)	Weighted- Average Grant Date Fair Value ($)
Nonvested at beginning of period	492	$41.42
Granted	204	44.17
Vested	(233)	40.44
Forfeited	(19)	42.44
Nonvested at end of period	444	43.15
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
The weighted-average grant date fair value of restricted awards granted during the years ended December 31, 2023, 2022, and 2021 was $44.17, $42.27, and $42.69, respectively. The total fair value of previously granted restricted awards vested during the years ended December 31, 2023, 2022, and 2021 was $10.4 million, $7.3 million, and $6.8 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.

Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, 36 months after the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the year ended December 31, 2023:

	Number of Performance Awards (in thousands)	Weighted- Average Grant Date Fair Value ($)
Nonvested at beginning of period	289	$37.21
Granted	121	45.07
Vested	(126)	32.93
Forfeited	(4)	38.34
Nonvested at end of period	280	42.15
The 2023 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2023 to December 31, 2024. Shares earned based on cumulative diluted earnings per share may increase or decrease by 25% based on the Company’s total shareholder return during the three-year period ended December 31, 2025, relative to the total shareholder return of a peer group of companies for the same period. The 2022 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2022 to December 31, 2023. Shares earned based on cumulative diluted earnings per share may be capped based on the Company’s total shareholder return during the three-year period ended December 31, 2024, relative to the total shareholder return of a peer group of companies for the same period. The 2023 and 2022 performance awards will vest in one installment on the third anniversary from the respective grant dates. In January 2024, the Compensation Committee determined the 2021 fiscal year performance objectives were achieved at a level above the target level; although, shares earned based on cumulative diluted earnings per share were capped based on the Company’s total shareholder return during the three-year period ended December 31, 2023, relative to the total shareholder return of a peer group of companies for the same period. The additional shares earned above the target are included in the granted shares in the activity table above.
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
The weighted-average grant date fair value of performance awards granted during the years ended December 31, 2023, 2022, and 2021 was $45.07, $39.28, and $38.48, respectively. The vesting date fair value of performance awards that vested during the years ended December 31, 2023, 2022, or 2021 was $5.9 million, $3.0 million and $4.1 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.
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

2023	$349
2022	309
2021	297

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

2023	$6,351
2022	5,921
2021	4,904
Nonqualified Deferred Compensation Plan
The Executive Nonqualified Excess Plan (the “Excess Plan”) is our nonqualified deferred compensation plan for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the Excess Plan, participants may elect to defer compensation on a pre-tax basis within annual dollar limits we establish. At December 31, 2023, there were 49 participants in the Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit-sharing credits to participants’ accounts as we so determine each year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from the Excess Plan. The accumulated benefit obligation is included in other long-term liabilities in the consolidated balance sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the consolidated balance sheets.
The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2023	2022
Accumulated benefit obligation	$13,843	$10,883
Aggregate market value	10,635	8,509
(12) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $107.9 million at December 31, 2023.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $39.8 million and $34.1 million as of December 31, 2023 and 2022, respectively. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of December 31, 2023 and 2022.
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
We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal. On August 3, 2022, the Eighth Circuit Court of Appeals vacated the district court’s judgment and remanded the case, for the trial court to determine whether the plaintiffs should be granted a new trial on the short break claim. On January 10, 2023, the trial court denied Plaintiff’s motion for a new trial and entered judgment in Werner’s favor on all claims. Plaintiffs again have appealed the case to the Eighth Circuit Court of Appeals. As of December 31, 2023, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.
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
The Werner Logistics segment is a non-asset-based transportation and logistics provider. Werner Logistics provides services throughout North America and generates the majority of our non-trucking revenues through three operating units. These three Werner Logistics operating units are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the Intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iii) Werner Final Mile (“Final Mile”) offers residential and commercial deliveries of large or heavy items using third-party agents, independent contractors, and Company employees with two-person delivery teams operating a liftgate straight truck. In first quarter 2021, we completed the sale of the Werner Global Logistics (“WGL”) freight forwarding services for international ocean and air shipments to Scan Global Logistics Group, and we realized a $1.0 million gain when the transaction closed on February 26, 2021.
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
The following tables summarize our segment information (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues by Segment
Truckload Transportation Services	$2,310,810	$2,428,686	$2,045,073
Werner Logistics	910,433	793,492	622,461
Other	78,063	71,185	66,108
Corporate	1,883	1,833	1,629
Subtotal	3,301,189	3,295,196	2,735,271
Inter-segment eliminations	(17,690)	(5,218)	(899)
Total	$3,283,499	$3,289,978	$2,734,372

	Years Ended December 31,
	2023	2022	2021
Operating Income (Loss) by Segment
Truckload Transportation Services	$169,330	$294,555	$281,823
Werner Logistics	15,879	36,184	27,873
Other	69	(2,604)	4,947
Corporate	(8,862)	(5,059)	(5,497)
Total	$176,416	$323,076	$309,146

	Years Ended December 31,
	2023	2022	2021
Depreciation and Amortization by Segment
Truckload Transportation Services	$271,245	$256,768	$245,169
Werner Logistics	15,395	9,989	8,833
Other	11,541	11,258	10,786
Corporate	1,328	1,908	2,912
Total	$299,509	$279,923	$267,700

Information about the geographic areas in which we conduct business is summarized below (in thousands). Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	Years Ended December 31,
	2023	2022	2021
Revenues
United States	$3,089,205	$3,051,788	$2,532,720
Foreign countries
Mexico	159,170	191,126	156,405
Other	35,124	47,064	45,247
Total foreign countries	194,294	238,190	201,652
Total	$3,283,499	$3,289,978	$2,734,372
Long-lived Assets
United States	$1,948,039	$1,795,337	$1,583,766
Foreign countries
Mexico	24,818	29,819	29,421
Other	99	120	56
Total foreign countries	24,917	29,939	29,477
Total	$1,972,956	$1,825,276	$1,613,243
We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. Our largest customer, Dollar General, accounted for 10% of our total revenues in 2023 and 14% in 2022 and 2021. Revenues generated by Dollar General are reported in both of our reportable operating segments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No disclosure under this item was required within the two most recent fiscal years ended December 31, 2023, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Opinion on Internal Control Over Financial Reporting
We have audited Werner Enterprises, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and temporary equity - redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 26, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Omaha, Nebraska
February 26, 2024

Changes in Internal Control over Financial Reporting
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During fourth quarter 2023, no information was required to be disclosed in a report on Form 8-K, but not reported.
Director and Officer Trading Arrangements
During fourth quarter 2023, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2023, information about compensation plans under which our equity securities are authorized for issuance:

			Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	687,932(1)	$0.00(2)	3,791,411
(1)Includes 687,484 shares to be issued upon vesting of outstanding restricted stock awards.
(2)As of December 31, 2023, we do not have any outstanding stock options.

We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Omaha, NE, Auditor Firm ID:185.
The information required by this Item is incorporated herein by reference to our Proxy Statement.
PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules.
(1)      Financial Statements: See Part II, Item 8 hereof.
(2)      Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

Page
Schedule II—Valuation and Qualifying Accounts	62
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)      Exhibits: The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit Number	Description	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

4.1	Description of Common Stock	Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

10.1	Werner Enterprises, Inc. 2023 Long-Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2023

10.2	Werner Enterprises, Inc. Amended and Restated Equity Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.3	Non-Employee Director Compensation	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.4	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., restated	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.5	Named Executive Officer Compensation
Item 5.02 of the Company’s Current Report on Form 8-K dated February 11, 2021; Item 5.02 of the Company’s Current Report on Form 8-K dated February 7, 2022; Item 5.02 of the Company’s Current Report on Form 8-K dated February 10, 2023; Item 5.02 of the Company’s Current Report on Form 8-K dated February 23, 2023; Item 5.02 of the Company’s Current Report on Form 8-K dated February 9, 2024

10.6	Compensation Letter Agreement, dated February 7, 2023, between Christopher Wikoff and Werner Enterprises, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2023

10.7	Form of Restricted Stock Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2009

10.8	Form of Restricted Stock Award Agreement, effective May 9, 2023	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023

10.9	Form of Performance-Based Restricted Stock Award Agreement, effective February 7, 2022	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2022

10.10	Werner Enterprises, Inc. Change in Control Severance Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.11	Consulting Services Agreement dated July 1, 2023, between John J. Steele and Werner Enterprises, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2023

10.12	Facility Letter and Promissory Note Agreement, dated June 30, 2021 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021
10.13	First Amendment to Term Loan Facility Letter, dated December 20, 2022 between Werner Enterprises, Inc. and BMO Harris Bank N.A.	Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022
10.14
Credit Agreement, dated December 20, 2022 by and among Werner Enterprises, Inc., the lenders thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, and Issuing Lender, and BMO Harris Bank N.A. as Syndication Agent
Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022

Exhibit Number	Description	Incorporated by Reference to:
21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

97	Werner Enterprises, Inc. Clawback Policy, effective as of December 1, 2023	Filed herewith

101	The following audited financial information from Werner Enterprises’ Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Balance Sheets as of December 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the years ended December 31, 2023, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements as of December 31, 2023.

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2024.

WERNER ENTERPRISES, INC.

By:	/s/ Derek J. Leathers

Derek J. Leathers Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of February, 2024.

/s/ Scott C. Arves	/s/ Vikram Mansharamani, Ph.D.
Scott C. Arves	Vikram Mansharamani, Ph.D.
Director	Director

/s/ Diane K. Duren	/s/ Carmen A. Tapio
Diane K. Duren	Carmen A. Tapio
Director	Director

/s/ Michelle D. Greene	/s/ Alexi A. Wellman
Michelle D. Greene	Alexi A. Wellman
Director	Director

/s/ Jack A. Holmes	/s/ Christopher D. Wikoff
Jack A. Holmes	Christopher D. Wikoff
Director	Executive Vice President, Treasurer
and Chief Financial Officer (Principal Financial Officer)

/s/ Michelle D. Livingstone	/s/ James L. Johnson
Michelle D. Livingstone	James L. Johnson
Director	Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SCHEDULE II
WERNER ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2023:
Allowance for doubtful accounts	$10,271	$516	$1,450	$9,337
Year ended December 31, 2022:
Allowance for doubtful accounts	$9,169	$1,956	$854	$10,271
Year ended December 31, 2021:
Allowance for doubtful accounts	$8,686	$845	$362	$9,169

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2023:
Allowance for doubtful student notes	$23,491	$22,318	$23,107	$22,702
Year ended December 31, 2022:
Allowance for doubtful student notes	$22,911	$20,301	$19,721	$23,491
Year ended December 31, 2021:
Allowance for doubtful student notes	$19,448	$18,659	$15,196	$22,911
See report of independent registered public accounting firm.