Form 10-Q
period 2024-03-31
WERNER ENTERPRISES INC
filed 2024-05-09
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2024, 63,412,833 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three Months Ended March 31, 2024 and 2023	4
	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2024 and 2023	5
	Consolidated Condensed Balance Sheets as of March 31, 2024 and December 31, 2023	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three Months Ended March 31, 2024 and 2023	8
	Notes to Consolidated Financial Statements (Unaudited) as of March 31, 2024	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

PART I
FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Item 1. Financial Statements.
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
Operating revenues	$769,080	$832,714
Operating expenses:
Salaries, wages and benefits	265,403	268,315
Fuel	77,622	91,414
Supplies and maintenance	61,775	68,225
Taxes and licenses	25,164	25,425
Insurance and claims	36,362	36,485
Depreciation and amortization	74,270	74,313
Rent and purchased transportation	203,925	220,224
Communications and utilities	4,706	4,733
Other	4,265	(9,806)
Total operating expenses	753,492	779,328
Operating income	15,588	53,386
Other expense (income):
Interest expense	7,948	7,916
Interest income	(1,685)	(1,552)
Loss on investments in equity securities	138	81
Loss from equity method investment	133	—
Other	(261)	7
Total other expense, net	6,273	6,452
Income before income taxes	9,315	46,934
Income tax expense	3,067	11,400
Net income	6,248	35,534
Net loss (income) attributable to noncontrolling interest	64	(310)
Net income attributable to Werner	$6,312	$35,224
Earnings per share:
Basic	$0.10	$0.56
Diluted	$0.10	$0.55
Weighted-average common shares outstanding:
Basic	63,472	63,306
Diluted	63,727	63,695
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income	$6,248	$35,534
Other comprehensive income (loss):
Foreign currency translation adjustments	502	3,001
Change in fair value of interest rate swaps, net of tax	116	(973)
Other comprehensive income, net	618	2,028
Comprehensive income	6,866	37,562
Comprehensive loss (income) attributable to noncontrolling interest	64	(310)
Comprehensive income attributable to Werner	$6,930	$37,252
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,337	$61,723
Accounts receivable, trade, less allowance of $9,101 and $9,337, respectively	417,463	444,944
Other receivables	25,031	25,479
Inventories and supplies	17,173	18,077
Prepaid taxes, licenses and permits	12,803	16,505
Other current assets	64,509	67,900
Total current assets	597,316	634,628
Property and equipment, at cost	2,914,041	2,951,654
Less – accumulated depreciation	982,759	978,698
Property and equipment, net	1,931,282	1,972,956
Goodwill	129,104	129,104
Intangible assets, net	83,959	86,477
Other non-current assets	337,169	334,771
Total assets	$3,078,830	$3,157,936
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136,242	$135,990
Current portion of long-term debt	1,250	2,500
Insurance and claims accruals	81,537	81,794
Accrued payroll	48,318	50,549
Accrued expenses	22,202	30,282
Other current liabilities	24,503	29,470
Total current liabilities	314,052	330,585
Long-term debt, net of current portion	596,250	646,250
Other long-term liabilities	53,371	54,275
Insurance and claims accruals, net of current portion	235,685	239,700
Deferred income taxes	322,925	320,180
Total liabilities	1,522,283	1,590,990
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	38,543	38,607
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 63,412,833 and 63,444,681 shares outstanding, respectively	805	805
Paid-in capital	132,722	134,894
Retained earnings	1,950,819	1,953,385
Accumulated other comprehensive loss	(9,066)	(9,684)
Treasury stock, at cost; 17,120,703 and 17,088,855 shares, respectively	(557,276)	(551,061)
Total stockholders’ equity	1,518,004	1,528,339
Total liabilities, temporary equity and stockholders’ equity	$3,078,830	$3,157,936
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$6,248	$35,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,270	74,313
Deferred income taxes	2,828	(111)
Gain on disposal of property and equipment	(3,568)	(18,339)
Non-cash equity compensation	2,250	3,403
Insurance and claims accruals, net of current portion	(4,015)	954
Loss on investments in equity securities	138	81
Loss from equity method investment	133	—
Other	(3,141)	(417)
Changes in certain working capital items:
Accounts receivable, net	27,481	57,866
Other current assets	7,139	17,336
Accounts payable	(5,274)	6,484
Other current liabilities	(15,904)	(10,257)
Net cash provided by operating activities	88,585	166,847
Cash flows from investing activities:
Additions to property and equipment	(58,235)	(161,764)
Proceeds from sales of property and equipment	39,200	59,021
Net cash invested in acquisition	—	(188)
Investment in equity securities	(11)	—
Payment to acquire equity method investment	(1,060)	(2,125)
Purchase of promissory note	—	(25,000)
Decrease in notes receivable	696	826
Net cash used in investing activities	(19,410)	(129,230)
Cash flows from financing activities:
Repayments of short-term debt	(21,250)	(2,500)
Proceeds from issuance of short-term debt	20,000	—
Repayments of long-term debt	(50,000)	—
Dividends on common stock	(8,882)	(8,220)
Repurchases of common stock	(6,550)	—
Tax withholding related to net share settlements of restricted stock awards	(4,087)	(5,514)
Net cash used in financing activities	(70,769)	(16,234)
Effect of exchange rate fluctuations on cash	208	968
Net increase (decrease) in cash and cash equivalents	(1,386)	22,351
Cash and cash equivalents, beginning of period	61,723	107,240
Cash and cash equivalents, end of period	$60,337	$129,591
Supplemental disclosures of cash flow information:
Interest paid	$9,328	$8,244
Income taxes paid	1,165	219
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$402	$756
Change in fair value of interest rate swaps	116	(973)
Property and equipment acquired included in accounts payable	19,765	4,008
Property and equipment disposed included in other receivables	—	110
Dividends accrued but not yet paid at end of period	8,878	8,239
Contingent consideration associated with acquisitions	—	(800)

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended March 31, 2024
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2023	$805	$134,894	$1,953,385	$(9,684)	$(551,061)	$1,528,339	$38,607
Net income attributable to Werner	—	—	6,312	—	—	6,312	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(64)
Other comprehensive income	—	—	—	618	—	618	—
Purchases of 167,818 shares of common stock	—	—	—	—	(6,550)	(6,550)	—
Dividends on common stock ($0.14 per share)	—	—	(8,878)	—	—	(8,878)	—
Equity compensation activity, 135,970 shares	—	(4,422)	—	—	335	(4,087)	—
Non-cash equity compensation expense	—	2,250	—	—	—	2,250	—
BALANCE, March 31, 2024	$805	$132,722	$1,950,819	$(9,066)	$(557,276)	$1,518,004	$38,543

	Three Months Ended March 31, 2023
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2022	$805	$129,837	$1,875,873	$(11,292)	$(551,588)	$1,443,635	$38,699
Net income attributable to Werner	—	—	35,224	—	—	35,224	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	310
Other comprehensive income	—	—	—	2,028	—	2,028	—
Dividends on common stock ($0.13 per share)	—	—	(8,239)	—	—	(8,239)	—
Equity compensation activity, 153,931 shares	—	(5,190)	—	—	(324)	(5,514)	—
Non-cash equity compensation expense	—	3,403	—	—	—	3,403	—
BALANCE, March 31, 2023	$805	$128,050	$1,902,858	$(9,264)	$(551,912)	$1,470,537	$39,009
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited interim consolidated financial statements include the accounts of Werner Enterprises, Inc. and its subsidiaries (collectively, the “Company” or “Werner”). Redeemable noncontrolling interest on the consolidated condensed balance sheets represents the portion of a consolidated entity in which we do not have a direct equity ownership. In these notes, the terms “we,” “us,” or “our” refer to Werner Enterprises, Inc. and its subsidiaries. All significant intercompany accounts and transactions relating to these entities have been eliminated.
These consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and, in the opinion of management, reflect all adjustments, which are all of normal recurring nature, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements; although in management’s opinion, the disclosures are adequate so that the information presented is not misleading.
Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2023 Form 10-K.
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
In December 2023, FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, with the objective of enhancing the transparency and decision usefulness of income tax information through income tax disclosure improvements, primarily related to the rate reconciliation and income taxes paid information. The provisions of this update are effective for annual periods beginning after December 15, 2024, using a prospective approach. Retrospective application is permitted. We are evaluating the impact of adopting ASU 2023-09, and we expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.
(2) Revenue
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2024	2023
Truckload Transportation Services	$551,126	$588,330
Werner Logistics	202,482	228,669
Inter-segment eliminations	(4,071)	(5,261)
Transportation services	749,537	811,738
Other revenues	19,543	20,976
Total revenues	$769,080	$832,714

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

	Three Months Ended March 31,
	2024	2023
United States	$721,861	$782,293
Mexico	39,119	41,813
Other	8,100	8,608
Total revenues	$769,080	$832,714
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At March 31, 2024 and December 31, 2023, the accounts receivable, trade, net, balance was $417.5 million and $444.9 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At March 31, 2024 and December 31, 2023, the balance of contract assets was $8.6 million and $7.4 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At March 31, 2024 and December 31, 2023, the balance of contract liabilities was $1.1 million and $0.9 million, respectively. The amount of revenues recognized in the three months ended March 31, 2024 that was included in the December 31, 2023 contract liability balance was $0.9 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the three months ended March 31, 2024 and 2023, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.
(3) Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in business combinations. There were no changes in the carrying amount of goodwill by segment for the three months ended March 31, 2024.

The following table presents acquired intangible assets (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,200	$(15,994)	$64,206	$80,200	$(13,989)	$66,211
Trade names	24,600	(4,847)	19,753	24,600	(4,334)	20,266
Total intangible assets	$104,800	$(20,841)	$83,959	$104,800	$(18,323)	$86,477
Amortization expense on intangible assets was $2.5 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively, and is reported in depreciation and amortization on the consolidated statements of income. As of March 31, 2024, we estimate future amortization expense for intangible assets will be $7.6 million for the remainder of 2024, and $10.1 million for each of the five succeeding fiscal years.

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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	March 31, 2024	December 31, 2023
Right-of-use assets (recorded in other non-current assets)	$34,339	$34,814

Current lease liabilities (recorded in other current liabilities)	$8,937	$9,017
Long-term lease liabilities (recorded in other long-term liabilities)	27,112	27,495
Total operating lease liabilities	$36,049	$36,512

Weighted-average remaining lease term for operating leases	6.06 years	6.15 years
Weighted-average discount rate for operating leases	3.8%	3.6%
The following table presents the maturities of operating lease liabilities as of March 31, 2024 (in thousands):

2024 (remaining)	$7,766
2025	8,768
2026	6,955
2027	4,852
2028	3,591
Thereafter	7,982
Total undiscounted operating lease payments	$39,914
Less: Imputed interest	(3,865)
Present value of operating lease liabilities	$36,049
Cash Flows
During the three months ended March 31, 2024 and 2023, right-of-use assets of $1.9 million and $1.5 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $2.7 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $4.4 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively. This expense included $2.7 million and $3.0 million for long-term operating leases for the three months ended March 31, 2024 and 2023, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 3 to 8 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $2.4 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively.

The following table presents information about the maturities of these operating leases as of March 31, 2024 (in thousands):

2024 (remaining)	$5,362
2025	1,664
2026	342
2027	86
2028	—
Thereafter	—
Total	$7,454
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		March 31, 2024	December 31, 2023
Assets:
Other non-current assets:
Equity securities (1)	1	$172	$310
Liabilities:
Other long-term liabilities:
Contingent consideration associated with acquisition	3	$8,998	$8,896
(1) Represents our investment in an autonomous technology company. For additional information regarding the valuation of this equity security, see Note 6 – Investments.

The following table presents changes in the fair value of our contingent earnout liabilities (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$8,896	$13,400
Measurement period adjustment associated with the acquisition of ReedTMS Logistics (1)	—	(800)
Change in fair value	102	277
Balance at end of period	$8,998	$12,877
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
We have ownership interests in investments, primarily Mastery Logistics Systems, Inc. (“MLSI”), which do not have readily determinable fair values and are accounted for using the measurement alternative in ASC 321, Investments - Equity Securities. Our ownership interest in Autotech Fund III, L.P. (“Autotech Fund III”) is accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” For additional information regarding the valuation of these investments, see Note 6 – Investments.
Fair Value of Financial Instruments Not Recorded at Fair Value
Cash and cash equivalents, accounts receivable trade, and accounts payable are short-term in nature and accordingly are carried at amounts that approximate fair value.
The carrying amount of our fixed-rate debt not measured at fair value on a recurring basis was $87.5 million and $88.8 million as of March 31, 2024 and December 31, 2023, respectively. The estimated fair value of our fixed-rate debt using the income approach, based on its net present value, discounted at our current borrowing rate, was $86.8 million and $86.7 million as of March 31, 2024 and December 31, 2023, respectively (categorized as Level 2 of the fair value hierarchy). The carrying amount of our variable-rate long-term debt approximates fair value due to the duration of our credit arrangement and the variable interest rate (categorized as Level 2 of the fair value hierarchy).
(6) Investments
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values primarily consist of our investment in MLSI, a transportation management systems company. MLSI is developing a cloud-based transportation management system using MLSI's SaaS technology which we have agreed to license. Our investments are being accounted for under ASC 321 using the measurement alternative and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the values of our investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of March 31, 2024 and December 31, 2023, the value of our investment in MLSI was $89.8 million, and the value of our other equity investments without readily determinable fair values was $327 thousand and $316 thousand, respectively. No gains or losses were recorded for the three months ended March 31, 2024 and 2023. As of March 31, 2024, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $56.8 million.
Equity Investments with Readily Determinable Fair Values
We own a strategic minority equity investment in an autonomous technology company, which is being accounted for under ASC 321 and is recorded in other noncurrent assets on the consolidated condensed balance sheets. As of March 31, 2024 and December 31, 2023, the value of this investment was $0.2 million and $0.3 million, respectively. For additional information regarding the fair value of this equity investment, see Note 5 – Fair Value.

The following table summarizes the activity related to our equity investments with readily determinable fair values during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Loss on investments in equity securities	$138	$81
Portion of unrealized loss for the period related to equity securities still held at the reporting date	138	81
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in Autotech Fund III (the “Fund”) pursuant to a limited partnership agreement. The Fund is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” As a limited partner, we will make periodic capital contributions toward this total commitment amount. As of March 31, 2024, our cumulative contributions in the Fund were $4.4 million. We contributed $1.1 million and $2.1 million to the Fund during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the value of our investment in the Fund was $3.3 million and $2.3 million, respectively, and is recorded in other noncurrent assets on the consolidated condensed balance sheets. The carrying amount of the Fund as of March 31, 2024 approximates its fair value as of December 31, 2023, as this is the most recent information available to us at this time. We recognized a loss of $0.1 million from the Fund for the three months ended March 31, 2024, which is reported in loss from equity method investment on the consolidated statements of income. No earnings or losses were recognized for the three months ended March 31, 2023.
(7) Debt and Credit Facilities
On December 20, 2022, we entered into a $1.075 billion unsecured credit facility with a group of lenders (the “2022 Credit Agreement”), replacing our previous credit facilities. The 2022 Credit Agreement is scheduled to mature on December 20, 2027 and has a $100.0 million maximum limit for the aggregate amount of letters of credit issued.
Revolving credit loans drawn under the 2022 Credit Agreement bear interest, at our option, at (i) the Base Rate (the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, or (c) the one-month Term SOFR plus 1.10%), plus a margin ranging between 0.125% and 0.750%, or (ii) Term SOFR plus 0.10% and a margin ranging between 1.125% and 1.750%. Swingline loans drawn under the 2022 Credit Agreement bear interest at the Base Rate, as defined above, plus a margin ranging between 0.125% and 0.750%. The 2022 Credit Agreement also requires us to pay quarterly (i) a letter of credit commission on the daily amount available to be drawn under such standby letters of credit at rates ranging between 1.125% and 1.750% per annum and (ii) a nonrefundable commitment fee on the average daily unused amount of the commitment at rates ranging between 0.125% and 0.250% per annum. The margin, letter of credit commission, and commitment fee rates are based on our ratio of net funded debt to earnings before interest, income taxes, depreciation and amortization (“EBITDA”). There are no scheduled principal payments due on the 2022 Credit Agreement until the maturity date, and interest is payable in arrears at periodic intervals not to exceed three months. In July 2023 and April 2024, we entered into additional variable-for-fixed interest rate swap agreements for notional amounts of $130.0 million and $75.0 million, respectively, to further limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness (see Note 11, Subsequent Event, for additional information regarding the April 2024 swap agreement).
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
As of March 31, 2024 and December 31, 2023, our outstanding debt totaled $597.5 million and $648.8 million, respectively. As of March 31, 2024, we had an outstanding revolving credit loan balance of $510.0 million under the 2022 Credit Agreement, including (i) $230.0 million at a variable interest rate of 6.67%, (ii) $150.0 million which is effectively fixed at 2.88% with interest rate swap agreements through May 2024, (iii) $40.0 million which is effectively fixed at 6.20% with interest rate swap agreements through July 2025, and (iv) $90.0 million which is effectively fixed at 5.87% with interest rate swap agreements through July 2026. Subsequent to the end of the quarter, in April 2024, we borrowed an additional $30.0 million under our revolving line of credit. Our total available borrowing capacity under the 2022 Credit Agreement was $559.1 million as of March 31, 2024, after considering $5.9 million in stand-by letters of credit under which we are obligated. In addition, as of March 31, 2024, we had $87.5 million outstanding under the BMO Term Loan at a fixed interest rate of 1.28%.

Availability of such funds under the current debt agreements is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of March 31, 2024, we were in compliance with these covenants.
At March 31, 2024, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2024 (remaining)	$87,500
2025	—
2026	—
2027	510,000
2028	—
Total	$597,500
(8) Commitments and Contingencies
We have committed to property and equipment purchases of approximately $188.3 million at March 31, 2024.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $40.4 million as of March 31, 2024, and $39.8 million as of December 31, 2023. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheets as of March 31, 2024 and December 31, 2023.
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
We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal. On August 3, 2022, the Eighth Circuit Court of Appeals vacated the district court’s judgment and remanded the case, for the trial court to determine whether the plaintiffs should be granted a new trial on the short break claim. On January 10, 2023, the trial court denied Plaintiff’s motion for a new trial and entered judgment in Werner’s favor on all claims. Plaintiffs again have appealed the case to the Eighth Circuit Court of Appeals. As of March 31, 2024, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.
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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2024	2023
Net income attributable to Werner	$6,312	$35,224
Weighted average common shares outstanding	63,472	63,306
Dilutive effect of stock-based awards	255	389
Shares used in computing diluted earnings per share	63,727	63,695
Basic earnings per share	$0.10	$0.56
Diluted earnings per share	$0.10	$0.55
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
The following tables summarize our segment information (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues by Segment
Truckload Transportation Services	$551,126	$588,330
Werner Logistics	202,482	228,669
Other	18,953	20,501
Corporate	590	475
Subtotal	773,151	837,975
Inter-segment eliminations	(4,071)	(5,261)
Total	$769,080	$832,714

	Three Months Ended March 31,
	2024	2023
Operating Income (Loss) by Segment
Truckload Transportation Services	$20,840	$50,986
Werner Logistics	(2,329)	4,937
Other	(209)	549
Corporate	(2,714)	(3,086)
Total	$15,588	$53,386

	Three Months Ended March 31,
	2024	2023
Depreciation and Amortization by Segment
Truckload Transportation Services	$66,933	$66,843
Werner Logistics	3,667	4,059
Other	2,734	2,873
Corporate	936	538
Total	$74,270	$74,313
(11) Subsequent Event
In April 2024, we entered into an additional variable-for-fixed interest rate swap agreement for a notional amount of $75.0 million, maturing in April 2027. Under the terms of the interest rate swap agreement, we will receive monthly variable-rate interest payments based on one-month Term SOFR, and make monthly fixed-rate interest payments as specified in the interest rate swap agreement.
We have designated this interest rate swap agreement as a cash flow hedge. Changes in fair value of an outstanding derivative in a cash flow hedge will be recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income until earnings are impacted by the hedged transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Regulations
•Critical Accounting Estimates
The MD&A should be read in conjunction with our 2023 Form 10-K.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2024 to first quarter 2023, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facility, as management deems necessary.

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

	Three Months Ended (3ME) March 31,				Percentage Change in Dollar Amounts
	2024		2023		3ME
(in thousands)	$	%	$	%	%
Operating revenues	$769,080	100.0	$832,714	100.0	(7.6)
Operating expenses:
Salaries, wages and benefits	265,403	34.5	268,315	32.2	(1.1)
Fuel	77,622	10.1	91,414	11.0	(15.1)
Supplies and maintenance	61,775	8.0	68,225	8.2	(9.5)
Taxes and licenses	25,164	3.3	25,425	3.1	(1.0)
Insurance and claims	36,362	4.7	36,485	4.4	(0.3)
Depreciation and amortization	74,270	9.7	74,313	8.9	(0.1)
Rent and purchased transportation	203,925	26.5	220,224	26.4	(7.4)
Communications and utilities	4,706	0.6	4,733	0.6	(0.6)
Other	4,265	0.6	(9,806)	(1.2)	(143.5)
Total operating expenses	753,492	98.0	779,328	93.6	(3.3)
Operating income	15,588	2.0	53,386	6.4	(70.8)
Total other expense, net	6,273	0.8	6,452	0.8	(2.8)
Income before income taxes	9,315	1.2	46,934	5.6	(80.2)
Income tax expense	3,067	0.4	11,400	1.3	(73.1)
Net income	6,248	0.8	35,534	4.3	(82.4)
Net loss (income) attributable to noncontrolling interest	64	—	(310)	(0.1)	(120.6)
Net income attributable to Werner	$6,312	0.8	$35,224	4.2	(82.1)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	Three Months Ended March 31,
	2024		2023
TTS segment (in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$469,879		$493,242
Trucking fuel surcharge revenues	72,983		88,301
Non-trucking and other operating revenues	8,264		6,787
Operating revenues	551,126	100.0	588,330	100.0
Operating expenses	530,286	96.2	537,344	91.3
Operating income	$20,840	3.8	$50,986	8.7

	Three Months Ended March 31,
TTS segment	2024	2023	% Change
Average tractors in service	7,935	8,561	(7.3)%
Average revenues per tractor per week (1)	$4,555	$4,432	2.8%
Total tractors (at quarter end)
Company	7,535	8,170	(7.8)%
Independent contractor	275	305	(9.8)%
Total tractors	7,810	8,475	(7.8)%
Total trailers (at quarter end)	27,650	27,440	0.8%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$168,837	$183,130	(7.8)%
Average tractors in service	2,786	3,191	(12.7)%
Total tractors (at quarter end)	2,730	3,130	(12.8)%
Average percentage of empty miles	14.90%	14.09%	5.7%
Average revenues per tractor per week (1)	$4,661	$4,414	5.6%
Average % change in revenues per total mile (1)	(5.1)%	(3.2)%
Average % change in total miles per tractor per week	11.3%	(2.8)%
Average completed trip length in miles (loaded)	591	620	(4.7)%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$301,042	$310,112	(2.9)%
Average tractors in service	5,149	5,370	(4.1)%
Total tractors (at quarter end)	5,080	5,345	(5.0)%
Average revenues per tractor per week (1)	$4,497	$4,441	1.3%
(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended March 31,
	2024		2023
Werner Logistics segment (in thousands)	$	%	$	%
Operating revenues	$202,482	100.0	$228,669	100.0
Operating expenses:
Purchased transportation expense	172,487	85.2	188,498	82.4
Other operating expenses	32,324	16.0	35,234	15.4
Total operating expenses	204,811	101.2	223,732	97.8
Operating income (loss)	$(2,329)	(1.2)	$4,937	2.2

	Three Months Ended March 31,
Werner Logistics segment	2024	2023	% Change
Average tractors in service	26	39	(33.3)%
Total tractors (at quarter end)	21	32	(34.4)%
Total trailers (at quarter end)	3,115	2,580	20.7%
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Operating Revenues
Operating revenues decreased 7.6% for the three months ended March 31, 2024, compared to the same period of the prior year. When comparing first quarter 2024 to first quarter 2023, TTS segment revenues decreased $37.2 million, or 6.3%, and Werner Logistics revenues decreased $26.2 million, or 11.5%.
Dedicated freight demand in first quarter 2024 was steady, absent isolated fleet losses, and the Dedicated pipeline of opportunities remains strong, but competitive. One-Way Truckload and Werner Logistics volumes reflected normal seasonality while revenues and profitability were impacted by ongoing pricing pressure. Inclement weather further negatively impacted One-Way and Werner Logistics in first quarter 2024. We expect the challenging freight market to continue through second quarter and into the second half of 2024.
Trucking revenues, net of fuel surcharge, decreased 4.7% in first quarter 2024 compared to first quarter 2023 due to a 7.3% decrease in the average number of tractors in service, partially offset by a 2.8% increase in average revenues per tractor per week, net of fuel surcharge. During first quarter 2024, One-Way Truckload average revenues per total mile, net of fuel surcharge, decreased 5.1%, as One-Way Truckload remained challenged by ongoing pricing pressure. Dedicated average revenues per tractor per week, net of fuel surcharge, increased 1.3%, despite losing a few fleets to changes in the supply chain approach for select customers and isolated competitive pricing. We continue to expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet to decrease in a range of 6% to 3% in the first half of 2024 compared to first half of 2023. We continue to expect Dedicated average revenues per tractor per week, net of fuel surcharge, to remain flat or increase up to 3% in 2024 compared to 2023, as Dedicated demand remains steady, and we anticipate the pipeline of opportunities in Dedicated to continue to be strong, but competitive.
The average number of tractors in service in the TTS segment decreased 7.3% to 7,935 in first quarter 2024 from 8,561 in first quarter 2023, as we decreased our fleet size to adjust to the challenging freight market conditions. We ended first quarter 2024 with 7,810 tractors in the TTS segment, a year-over-year decrease of 665 tractors compared to the end of first quarter 2023, and a sequential decrease of 190 tractors compared to the end of fourth quarter 2023. Within TTS, our Dedicated unit ended first quarter 2024 with 5,080 tractors (or 65% of our total TTS segment fleet) compared to 5,345 tractors (or 63%) a year ago. The Dedicated environment has become more competitive through this prolonged weak freight market. We are receiving new business awards in our Dedicated unit to assist with backfilling lost business, and we foresee potential for growth in our Dedicated unit in the second half of the year; although, we recognize the challenge and believe it is reasonable to lower our fleet size expectations at this time while we focus on maintaining price and margin discipline across our portfolio. We currently expect our fleet size at the end of 2024 to decrease in a range of 6% to 3% when compared to the fleet size at the end of 2023. We cannot predict whether future driver shortages, if any, would have a further adverse effect on our fleet size. If such a driver market shortage were to occur, it could result in further fleet size reductions, and our results of operations could be adversely affected.

Trucking fuel surcharge revenues decreased 17.3% to $73.0 million in first quarter 2024 from $88.3 million in first quarter 2023. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three operating units. Werner Logistics recorded revenue and brokered freight expense of $4.1 million in first quarter 2024 and $5.3 million in first quarter 2023 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In first quarter 2024, Werner Logistics revenues decreased $26.2 million, or 11.5%. Truckload Logistics revenues (76% of total Werner Logistics segment revenues) decreased 13% in first quarter 2024, driven by a decrease in shipments and a decline in revenue per shipment. Final Mile revenues (12% of total Werner Logistics segment revenues) increased $1.1 million or 5% in first quarter 2024, despite a softer market for discretionary spending on big and bulky products. Intermodal revenues (12% of total Werner Logistics segment revenues) decreased 15% in first quarter 2024, due to lower revenue per shipment, partially offset by an increase in shipments. Werner Logistics had an operating loss of $2.3 million in first quarter 2024 compared to operating income of $4.9 million in first quarter 2023, and its operating margin percentage decreased to (1.2)% in first quarter 2024 from 2.2% in first quarter 2023. Adverse weather combined with a competitive freight and rate market in first quarter 2024 impacted Werner Logistics revenue and profitability despite normal seasonality in volume and maintaining high client retention. We expect Truckload Logistics margins will remain challenged in the near-term, but may improve later in the year through cost saving initiatives and further synergies realized from the integration of our acquired companies.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 98.0% for the three months ended March 31, 2024 and 93.6% for the three months ended March 31, 2023. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 19 through 21 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits decreased $2.9 million or 1.1% in first quarter 2024 compared to first quarter 2023 and increased 2.3% as a percentage of operating revenues to 34.5%. The lower dollar amount of salaries, wages and benefits expense in the first quarter of 2024 was due primarily to decreased non-driver pay and the impact of 3.4 million fewer company tractor miles in the first quarter 2024, partially offset by higher benefit costs. The decrease in non-driver pay was primarily due to a smaller average number of non-driver employees. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 7% in first quarter 2024 compared to first quarter 2023.
We renewed our workers’ compensation insurance coverage on April 1, 2024. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2024 are $0.3 million higher than the previous policy year.
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

Fuel decreased $13.8 million or 15.1% in first quarter 2024 compared to first quarter 2023 and decreased 0.9% as a percentage of operating revenues to 10.1%, primarily due to lower average diesel fuel prices, and 3.4 million fewer company tractor miles in first quarter 2024. Average diesel fuel prices were 31 cents per gallon lower in first quarter 2024 than in first quarter 2023 and were 20 cents per gallon lower than in fourth quarter 2023.
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
For April 2024, the average diesel fuel price per gallon was approximately 5 cents lower than the average diesel fuel price per gallon in April 2023 and approximately 10 cents higher than in second quarter 2023.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance decreased $6.5 million or 9.5% in first quarter 2024 compared to first quarter 2023 and decreased 0.2% as a percentage of operating revenues. Supplies and maintenance expense decreased due to the lower costs for over-the-road tractor and trailer maintenance and tires, and the impact of 3.4 million fewer company tractor miles. We have taken steps to reduce repair and maintenance expense by growing our in-house maintenance capabilities throughout our terminal network.
Insurance and claims decreased $0.1 million or 0.3% in first quarter 2024 compared to first quarter 2023 and increased 0.3% as a percentage of operating revenues. We had lower expense for small dollar liability claims, resulting from a lower amount of unfavorable reserve development, partially offset by higher expense for new claims due to an increasing cost per claim. Our expense for large dollar liability claims was higher due primarily to unfavorable reserve development. We also incurred insurance and claims expense of $0.5 million in first quarter 2024 and $1.5 million for first quarter 2023, for accrued interest related to a previously-disclosed adverse jury verdict rendered on May 17, 2018, which we are continuing to defend. Interest is accrued at $0.5 million per month until such time as the outcome of the litigation is finalized, excluding months where the plaintiffs requested an extension of time to respond to our petition for review. For additional information related to this lawsuit, see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
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
Depreciation and amortization expense decreased $43 thousand or 0.1% in first quarter 2024 compared to first quarter 2023 and increased 0.8% as a percentage of operating revenues due primarily to a decrease in depreciation of furniture, office, and technology equipment as we continue to transition to more cloud-based technology solutions. These decreases were mostly offset by more trailers in service, the higher cost of new tractors and trailers, and the addition of auxiliary power units.
The average age of our tractor fleet remains low by industry standards and was 2.1 years as of March 31, 2024, and the average age of our trailers was 5.0 years. We are continuing to invest in new tractors and trailers and our terminals in 2024 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2024, we expect the average age of our tractor and trailer fleets to remain at or near current levels.
Rent and purchased transportation expense decreased $16.3 million or 7.4% in first quarter 2024 compared to first quarter 2023, and increased 0.1% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations, payments to independent contractors in the TTS segment, and cloud-based technology fees. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics recorded revenue and brokered freight expense of $4.1 million in first quarter 2024 and $5.3 million in first quarter 2023 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics purchased transportation expense decreased $16.0 million in first quarter 2024 as a result of lower logistics revenues, but increased to 85.2% as a percentage of Werner Logistics revenues in first quarter 2024 from 82.4% in first quarter 2023.
Rent and purchased transportation expense for the TTS segment decreased $1.4 million in first quarter 2024 compared to first quarter 2023 due primarily to fewer independent contractor miles and lower reimbursements to independent contractors because of lower average diesel fuel prices, partially offset by higher cloud-based technology fees. Independent contractor miles decreased approximately 1.4 million miles in first quarter 2024 and as a percentage of total miles were 4.3% in first quarter 2024 compared to 4.9% in first quarter 2023. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the decrease in independent contractor miles as a percentage of total miles shifted costs from the rent and purchased transportation category to other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses.
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
Other operating expenses increased $14.1 million in first quarter 2024 compared to first quarter 2023 and increased 1.8% as a percentage of operating revenues due to lower gains on sales of property and equipment (primarily used tractors and trailers). Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $3.6 million in first quarter 2024, compared to $18.3 million in first quarter 2023. We sold fewer tractors and substantially more trailers in first quarter 2024 compared to first quarter 2023 and realized lower average gains per tractor and trailer due to lower pricing in the market for our used equipment. Compared to 2023, we expect our gains on sales of property and equipment to be considerably lower in 2024, in a range between $10 million and $20 million for the year.
Other Expense (Income)
Other expense, net of other income, decreased $0.2 million in first quarter 2024 compared to first quarter 2023. Net interest expense decreased $0.1 million due to a decrease in average debt outstanding, mostly offset by higher interest rates for variable rate debt. In July 2023 and April 2024, we entered into additional variable-for-fixed interest rate swap agreements for notional amounts of $130.0 million and $75.0 million, respectively, to further limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness (see Note 7 and Note 11 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding these interest rate swaps). We continue to expect net interest expense for full-year 2024 to be an increase compared to 2023, primarily due to repricing of the BMO Term Loan that is maturing in May 2024 and the impact of two lower-priced interest rate swaps that are also expiring in May 2024. Year-over-year variability in debt can also be a factor, which has been a favorable offset through the first quarter of 2024.
Income Tax Expense
Income tax expense decreased $8.3 million in first quarter 2024 compared to first quarter 2023, due primarily to lower pre-tax income, partially offset by an increase in the effective income tax rate. Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 32.9% in first quarter 2024 compared to 24.3% in first quarter 2023. The higher income tax rate was attributed primarily to a higher amount of unfavorable discrete income tax items in first quarter 2024 related to prior year state income tax audits and the tax impact of equity compensation.
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
Management believes our financial position at March 31, 2024 is strong. As of March 31, 2024, we had $60.3 million of cash and cash equivalents and over $1.5 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a $1.075 billion credit facility, for which our total available borrowing capacity was $559.1 million as of March 31, 2024 (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit agreements). After considering developments in the banking sector, we believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facility will provide sufficient funds to meet our cash requirements and our planned shareholder returns for the foreseeable future.
Item 7 of Part II of our 2023 Form 10-K includes our disclosure of material cash requirements as of December 31, 2023. There were no material changes in the nature of these items during the three months ended March 31, 2024.
Cash Flows
During the three months ended March 31, 2024, we generated cash flow from operations of $88.6 million, a 46.9% or $78.3 million decrease in cash flows compared to the same three-month period a year ago. The decrease in net cash provided by operating activities was due primarily to working capital changes and a decrease in net income for the three-month period ended March 31, 2024. We were able to make net capital expenditures, repay debt, make strategic investments, pay dividends, and repurchase company stock with the net cash provided by operating activities and existing cash balances.
Net cash used in investing activities was $19.4 million for the three-month period ended March 31, 2024 compared to $129.2 million during the same period in 2023. Net property and equipment additions (primarily revenue equipment) were $19.0 million for the three-month period ended March 31, 2024, compared to $102.7 million during the same period of 2023. We currently estimate net capital expenditures (primarily revenue equipment) in 2024 to be in the range of $250 million to $300 million, compared to net capital expenditures in 2023 of $408.7 million. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facility, if necessary. As of March 31, 2024, we were committed to property and equipment purchases of approximately $188.3 million. During the three-month period ended March 31, 2023, we purchased a $25.0 million subordinated promissory note from Mastery Logistics Systems, Inc. with a maturity date of January 24, 2030.
Net financing activities used $70.8 million during the three months ended March 31, 2024, and used $16.2 million during the same period in 2023. We had net repayments on our debt of $51.3 million during the three months ended March 31, 2024, decreasing our outstanding debt to $597.5 million at March 31, 2024. We repaid $2.5 million on our debt during the three-month period ended March 31, 2023. We paid dividends of $8.9 million during the three months ended March 31, 2024 and $8.2 million during the same period in 2023. We currently plan to continue paying a quarterly dividend.
Financing activities for the three months ended March 31, 2024, also included common stock repurchases of 167,818 shares at a cost of $6.5 million. We did not repurchase any shares of common stock during the same period in 2023. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. As of March 31, 2024, the Company had purchased 3,856,008 shares pursuant to our current Board of Directors repurchase authorization and had 2,143,992 shares remaining available for repurchase.
Regulations:
Item 1 of Part I of our 2023 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. The following is an update to the regulations set forth in our 2023 Form 10-K.
In March 2024, U.S. Environmental Protection Agency (“EPA”) released a Final Rule governing Greenhouse Gas (“GHG”) Emissions Standards for Heavy-Duty Vehicles - Phase 3, which requires more stringent greenhouse gas standards for heavy-duty vehicles and revises the “Phase 2” greenhouse gas standards established in 2016. Short haul (day cab) and long haul (sleeper cab) tractor GHG standards under the Final Rule phase in starting with model years 2028 through 2032. Werner continues to evaluate the Final Rule and any EPA-related developments impacting its fleet.
There have been no other material changes in the status of the proposed regulations previously disclosed in the 2023 Form 10-K.

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
Information regarding our Critical Accounting Estimates can be found in our 2023 Form 10-K. Estimates of accrued liabilities for insurance and claims for bodily injury and property damage is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements.
There have been no material changes to this critical accounting estimate from that discussed in our 2023 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of March 31, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation gains were $0.5 million and $3.0 million for first quarter 2024 and 2023, respectively. These gains were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $280.0 million of variable interest rate debt outstanding at March 31, 2024, for which the interest rate is effectively fixed at 4.31% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $230.0 million of variable interest rate debt outstanding at March 31, 2024. The interest rates on our credit facility are based on Secured Overnight Financing Rate (“SOFR”). See Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR interest rate would increase our interest expense by approximately $4.4 million for the next 12-month period.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A (Risk Factors) in our 2023 Form 10-K, which could materially affect our business, financial condition, and future results of operations. The risks described in our 2023 Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.
There have been no material changes from the risk factors disclosed in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
On November 9, 2021, our Board of Directors approved and announced a new stock repurchase program under which the Company is authorized to repurchase up to 6,000,000 shares of its common stock. As of March 31, 2024, the Company had purchased 3,856,008 shares pursuant to this authorization and had 2,143,992 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
The following table summarizes our stock repurchases during first quarter 2024 made pursuant to this authorization. The Company did not purchase any shares during first quarter 2024 other than pursuant to this authorization. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2024	—	$—	—	2,311,810
February 1-29, 2024	—	$—	—	2,311,810
March 1-31, 2024	167,818	$38.64	167,818	2,143,992
Total	167,818	$38.64	167,818
(1)Average price paid per share for open market purchases include broker commissions, but exclude excise tax.
Item 5. Other Information
Director and Officer Trading Arrangements
During first quarter 2024, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

10.1	Named Executive Officer Compensation	Item 5.02 of the Company’s Current Report on Form 8-K dated February 9, 2024

10.2	Form of Performance-Based Restricted Stock Award Agreement, effective February 9, 2024	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2024

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iii) Consolidated Condensed Balance Sheets as of March 31, 2024 and December 31, 2023, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three months ended March 31, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of March 31, 2024.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 9, 2024	By:	/s/ Christopher D. Wikoff
Christopher D. Wikoff
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 9, 2024	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President and Chief Accounting Officer