Form 10-Q
period 2024-06-30
WERNER ENTERPRISES INC
filed 2024-08-08
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2024, 61,807,803 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2024 and 2023	4
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2024 and 2023	5
	Consolidated Condensed Balance Sheets as of June 30, 2024 and December 31, 2023	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three and Six Months Ended June 30, 2024 and 2023	8
	Notes to Consolidated Financial Statements (Unaudited) as of June 30, 2024	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

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

Item 1. Financial Statements.
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Operating revenues	$760,798	$811,096	$1,529,878	$1,643,810
Operating expenses:
Salaries, wages and benefits	259,754	266,373	525,157	534,688
Fuel	71,998	77,740	149,620	169,154
Supplies and maintenance	61,988	64,964	123,763	133,189
Taxes and licenses	25,494	25,408	50,658	50,833
Insurance and claims	31,897	36,806	68,259	73,291
Depreciation and amortization	72,672	74,898	146,942	149,211
Rent and purchased transportation	210,417	217,086	414,342	437,310
Communications and utilities	4,127	4,669	8,833	9,402
Other	2,840	(4,046)	7,105	(13,852)
Total operating expenses	741,187	763,898	1,494,679	1,543,226
Operating income	19,611	47,198	35,199	100,584
Other expense (income):
Interest expense	9,043	8,139	16,991	16,055
Interest income	(1,786)	(1,899)	(3,471)	(3,451)
Loss (gain) on investments in equity securities, net	52	(79)	190	2
Loss from equity method investment	141	844	274	844
Other	30	86	(231)	93
Total other expense, net	7,480	7,091	13,753	13,543
Income before income taxes	12,131	40,107	21,446	87,041
Income tax expense	2,931	10,087	5,998	21,487
Net income	9,200	30,020	15,448	65,554
Net loss (income) attributable to noncontrolling interest	265	(139)	329	(449)
Net income attributable to Werner	$9,465	$29,881	$15,777	$65,105
Earnings per share:
Basic	$0.15	$0.47	$0.25	$1.03
Diluted	$0.15	$0.47	$0.25	$1.02
Weighted-average common shares outstanding:
Basic	62,706	63,384	63,089	63,345
Diluted	62,860	63,687	63,291	63,689
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income	$9,200	$30,020	$15,448	$65,554
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,087)	2,742	(3,585)	5,743
Change in fair value of interest rate swaps, net of tax	(1,252)	(101)	(1,136)	(1,074)
Other comprehensive income (loss)	(5,339)	2,641	(4,721)	4,669
Comprehensive income	3,861	32,661	10,727	70,223
Comprehensive loss (income) attributable to noncontrolling interest	265	(139)	329	(449)
Comprehensive income attributable to Werner	$4,126	$32,522	$11,056	$69,774
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,448	$61,723
Accounts receivable, trade, less allowance of $8,022 and $9,337, respectively	409,986	444,944
Other receivables	28,092	25,479
Inventories and supplies	16,286	18,077
Prepaid taxes, licenses and permits	7,895	16,505
Other current assets	44,959	67,900
Total current assets	577,666	634,628
Property and equipment, at cost	2,952,295	2,951,654
Less – accumulated depreciation	992,128	978,698
Property and equipment, net	1,960,167	1,972,956
Goodwill	129,104	129,104
Intangible assets, net	81,442	86,477
Other non-current assets	345,191	334,771
Total assets	$3,093,570	$3,157,936
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142,161	$135,990
Current portion of long-term debt	10,000	2,500
Insurance and claims accruals	85,224	81,794
Accrued payroll	52,453	50,549
Accrued expenses	22,506	30,282
Other current liabilities	30,115	29,470
Total current liabilities	342,459	330,585
Long-term debt, net of current portion	660,000	646,250
Other long-term liabilities	62,355	54,275
Insurance and claims accruals, net of current portion	227,115	239,700
Deferred income taxes	308,136	320,180
Total liabilities	1,600,065	1,590,990
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	38,278	38,607
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 61,807,803 and 63,444,681 shares outstanding, respectively	805	805
Paid-in capital	134,769	134,894
Retained earnings	1,951,631	1,953,385
Accumulated other comprehensive loss	(14,405)	(9,684)
Treasury stock, at cost; 18,725,733 and 17,088,855 shares, respectively	(617,573)	(551,061)
Total stockholders’ equity	1,455,227	1,528,339
Total liabilities, temporary equity and stockholders’ equity	$3,093,570	$3,157,936
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$15,448	$65,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,942	149,211
Deferred income taxes	(11,486)	9,220
Gain on disposal of property and equipment	(6,244)	(30,229)
Non-cash equity compensation	4,621	6,291
Insurance and claims accruals, net of current portion	(12,585)	(5,049)
Loss on investments in equity securities, net	190	2
Loss from equity method investment	274	844
Other	(6,569)	(2,445)
Changes in certain working capital items:
Accounts receivable, net	34,958	81,221
Other current assets	30,553	16,255
Accounts payable	5,269	(4,493)
Other current liabilities	(3,714)	(4,592)
Net cash provided by operating activities	197,657	281,790
Cash flows from investing activities:
Additions to property and equipment	(198,534)	(361,312)
Proceeds from sales of property and equipment	80,338	107,121
Net cash invested in acquisition	—	(188)
Investment in equity securities	(21)	—
Payment to acquire equity method investment	(2,360)	(2,645)
Purchase of promissory note	—	(25,000)
Decrease in notes receivable	1,168	1,707
Net cash used in investing activities	(119,409)	(280,317)
Cash flows from financing activities:
Repayments of short-term debt	(32,500)	(3,750)
Proceeds from issuance of short-term debt	40,000	—
Repayments of long-term debt	(136,250)	(50,000)
Proceeds from issuance of long-term debt	150,000	—
Change in checks issued in excess of cash balances	—	11,530
Dividends on common stock	(17,760)	(16,459)
Repurchases of common stock	(67,086)	—
Tax withholding related to net share settlements of restricted stock awards	(4,172)	(5,517)
Net cash used in financing activities	(67,768)	(64,196)
Effect of exchange rate fluctuations on cash	(1,755)	1,985
Net increase (decrease) in cash and cash equivalents	8,725	(60,738)
Cash and cash equivalents, beginning of period	61,723	107,240
Cash and cash equivalents, end of period	$70,448	$46,502
Supplemental disclosures of cash flow information:
Interest paid	$16,725	$16,643
Income taxes paid	3,580	11,438
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$1,466	$1,504
Change in fair value of interest rate swaps	(1,136)	(1,074)
Property and equipment acquired included in accounts payable	15,141	5,774
Property and equipment disposed included in other receivables	1,719	—
Dividends accrued but not yet paid at end of period	8,653	8,874
Contingent consideration associated with acquisitions	—	(800)

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended June 30, 2024
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, March 31, 2024	$805	$132,722	$1,950,819	$(9,066)	$(557,276)	$1,518,004	$38,543
Net income attributable to Werner	—	—	9,465	—	—	9,465	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(265)
Other comprehensive loss	—	—	—	(5,339)	—	(5,339)	—
Repurchases of common stock, 1,619,992 shares	—	—	—	—	(60,536)	(60,536)	—
Dividends on common stock ($0.14 per share)	—	—	(8,653)	—	—	(8,653)	—
Equity compensation activity, 14,962 shares	—	(324)	—	—	239	(85)	—
Non-cash equity compensation expense	—	2,371	—	—	—	2,371	—
BALANCE, June 30, 2024	$805	$134,769	$1,951,631	$(14,405)	$(617,573)	$1,455,227	$38,278

	Three Months Ended June 30, 2023
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, March 31, 2023	$805	$128,050	$1,902,858	$(9,264)	$(551,912)	$1,470,537	$39,009
Net income attributable to Werner	—	—	29,881	—	—	29,881	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	139
Other comprehensive income	—	—	—	2,641	—	2,641	—
Dividends on common stock ($0.14 per share)	—	—	(8,874)	—	—	(8,874)	—
Equity compensation activity, 12,562 shares	—	(244)	—	—	241	(3)	—
Non-cash equity compensation expense	—	2,888	—	—	—	2,888	—
BALANCE, June 30, 2023	$805	$130,694	$1,923,865	$(6,623)	$(551,671)	$1,497,070	$39,148
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST (CONTINUED)
(Unaudited)

	Six Months Ended June 30, 2024
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2023	$805	$134,894	$1,953,385	$(9,684)	$(551,061)	$1,528,339	$38,607
Net income attributable to Werner	—	—	15,777	—	—	15,777	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(329)
Other comprehensive loss	—	—	—	(4,721)	—	(4,721)	—
Repurchases of common stock, 1,787,810 shares	—	—	—	—	(67,086)	(67,086)	—
Dividends on common stock ($0.28 per share)	—	—	(17,531)	—	—	(17,531)	—
Equity compensation activity, 150,932 shares	—	(4,746)	—	—	574	(4,172)	—
Non-cash equity compensation expense	—	4,621	—	—	—	4,621	—
BALANCE, June 30, 2024	$805	$134,769	$1,951,631	$(14,405)	$(617,573)	$1,455,227	$38,278

	Six Months Ended June 30, 2023
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2022	$805	$129,837	$1,875,873	$(11,292)	$(551,588)	$1,443,635	$38,699
Net income attributable to Werner	—	—	65,105	—	—	65,105	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	449
Other comprehensive income	—	—	—	4,669	—	4,669	—
Dividends on common stock ($0.27 per share)	—	—	(17,113)	—	—	(17,113)	—
Equity compensation activity, 166,493 shares	—	(5,434)	—	—	(83)	(5,517)	—
Non-cash equity compensation expense	—	6,291	—	—	—	6,291	—
BALANCE, June 30, 2023	$805	$130,694	$1,923,865	$(6,623)	$(551,671)	$1,497,070	$39,148
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
Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
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
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Truckload Transportation Services	$537,069	$570,192	$1,088,195	$1,158,522
Werner Logistics	208,912	224,549	411,394	453,218
Inter-segment eliminations	(3,263)	(3,522)	(7,334)	(8,783)
Transportation services	742,718	791,219	1,492,255	1,602,957
Other revenues	18,080	19,877	37,623	40,853
Total revenues	$760,798	$811,096	$1,529,878	$1,643,810

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$716,559	$765,316	$1,438,419	$1,547,609
Mexico	36,165	37,338	75,285	79,151
Other	8,074	8,442	16,174	17,050
Total revenues	$760,798	$811,096	$1,529,878	$1,643,810
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At June 30, 2024 and December 31, 2023, the accounts receivable, trade, net, balance was $410.0 million and $444.9 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At June 30, 2024 and December 31, 2023, the balance of contract assets was $8.4 million and $7.4 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At June 30, 2024 and December 31, 2023, the balance of contract liabilities was $1.1 million and $0.9 million, respectively. The amount of revenues recognized in the six months ended June 30, 2024 that was included in the December 31, 2023 contract liability balance was $0.9 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the six months ended June 30, 2024 and 2023, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.
(3) Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in business combinations. There were no changes in the carrying amount of goodwill by segment for the six months ended June 30, 2024.

The following table presents acquired intangible assets (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,200	$(17,999)	$62,201	$80,200	$(13,989)	$66,211
Trade names	24,600	(5,359)	19,241	24,600	(4,334)	20,266
Total intangible assets	$104,800	$(23,358)	$81,442	$104,800	$(18,323)	$86,477
Amortization expense on intangible assets was $2.5 million and $5.0 million for the three and six months ended June 30, 2024, respectively, and $2.5 million and $5.3 million for the three and six months ended June 30, 2023, respectively, and is reported in depreciation and amortization on the consolidated statements of income. As of June 30, 2024, we estimate future amortization expense for intangible assets will be $5.0 million for the remainder of 2024, and $10.1 million for each of the five succeeding fiscal years.

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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	June 30, 2024	December 31, 2023
Right-of-use assets (recorded in other non-current assets)	$43,356	$34,814

Current lease liabilities (recorded in other current liabilities)	$10,394	$9,017
Long-term lease liabilities (recorded in other long-term liabilities)	34,874	27,495
Total operating lease liabilities	$45,268	$36,512

Weighted-average remaining lease term for operating leases	5.72 years	6.15 years
Weighted-average discount rate for operating leases	4.6%	3.6%
The following table presents the maturities of operating lease liabilities as of June 30, 2024 (in thousands):

2024 (remaining)	$6,322
2025	11,417
2026	9,704
2027	7,645
2028	6,456
Thereafter	9,325
Total undiscounted operating lease payments	$50,869
Less: Imputed interest	(5,601)
Present value of operating lease liabilities	$45,268
Cash Flows
During the six months ended June 30, 2024 and 2023, right-of-use assets of $13.8 million and $4.1 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $5.8 million for the six months ended June 30, 2024 and 2023, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $4.9 million and $9.4 million for the three and six months ended June 30, 2024, respectively, and $5.9 million and $12.1 million for the three and six months ended June 30, 2023, respectively. This expense included $3.3 million and $6.0 million for the three and six months ended June 30, 2024, respectively, and $3.0 million and $6.0 million for the three and six months ended June 30, 2023, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 3 to 8 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $2.3 million and $4.8 million for the three and six months ended June 30, 2024, respectively, and $2.7 million and $5.4 million for the three and six months ended June 30, 2023, respectively.
The following table presents information about the maturities of these operating leases as of June 30, 2024 (in thousands):

2024 (remaining)	$3,528
2025	2,606
2026	311
2027	78
2028	—
Thereafter	—
Total	$6,523
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		June 30, 2024	December 31, 2023
Assets:
Other non-current assets:
Equity securities (1)	1	$120	$310
Liabilities:
Other long-term liabilities:
Contingent consideration associated with acquisition	3	$9,102	$8,896
(1) Represents our investment in an autonomous technology company. For additional information regarding the valuation of this equity security, see Note 6 – Investments.

The following table presents changes in the fair value of our contingent earnout liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$8,998	$12,877	$8,896	$13,400
Measurement period adjustment associated with the acquisition of ReedTMS Logistics (1)	—	—	—	(800)
Change in fair value	104	151	206	428
Balance at end of period	$9,102	$13,028	$9,102	$13,028
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
The carrying amount of our fixed-rate debt not measured at fair value on a recurring basis was $88.8 million as of December 31, 2023. We had no fixed-rate debt outstanding as of June 30, 2024. The estimated fair value of our fixed-rate debt using the income approach, based on its net present value, discounted at our current borrowing rate, was $86.7 million as of December 31, 2023 (categorized as Level 2 of the fair value hierarchy). The carrying amount of our variable-rate long-term debt approximates fair value due to the duration of our credit arrangement and the variable interest rate (categorized as Level 2 of the fair value hierarchy).
(6) Investments
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values primarily consist of our investment in MLSI, a transportation management systems company. MLSI has developed a cloud-based transportation management system using its SaaS technology, and we have obtained a license. Our investments are being accounted for under ASC 321 using the measurement alternative and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the values of our investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of June 30, 2024 and December 31, 2023, the value of our investment in MLSI was $89.8 million, and the value of our other equity investments without readily determinable fair values was $337 thousand and $316 thousand, respectively. No gains or losses were recorded for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $56.8 million.
Equity Investments with Readily Determinable Fair Values
We own a strategic minority equity investment in an autonomous technology company, which is being accounted for under ASC 321 and is recorded in other noncurrent assets on the consolidated condensed balance sheets. As of June 30, 2024 and December 31, 2023, the value of this investment was $0.1 million and $0.3 million, respectively. For additional information regarding the fair value of this equity investment, see Note 5 – Fair Value.

The following table summarizes the activity related to our equity investments with readily determinable fair values during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss (gain) on investments in equity securities, net	$52	$(79)	$190	$2
Portion of net unrealized loss (gain) for the period related to equity securities still held at the reporting date	52	(79)	190	2
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in Autotech Fund III (the “Fund”) pursuant to a limited partnership agreement. The Fund is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” As a limited partner, we will make periodic capital contributions toward this total commitment amount. As of June 30, 2024, our cumulative contributions in the Fund were $5.7 million. We contributed $2.4 million and $2.6 million to the Fund during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the value of our investment in the Fund was $4.4 million and $2.3 million, respectively, and is recorded in other noncurrent assets on the consolidated condensed balance sheets. The carrying amount of the Fund as of June 30, 2024 approximates its fair value as of March 31, 2024, as this is the most recent information available to us at this time. We recognized a loss of $0.1 million and $0.3 million from the Fund for the three and six months ended June 30, 2024, respectively, and a loss of $0.8 million from the Fund for the three and six months ended June 30, 2023, which is reported in loss from equity method investment on the consolidated statements of income.
(7) Debt and Credit Facilities
On December 20, 2022, we entered into a $1.075 billion unsecured credit facility with a group of lenders (the “2022 Credit Agreement”), replacing our previous credit facilities. The 2022 Credit Agreement is scheduled to mature on December 20, 2027, and has a $100.0 million maximum limit for the aggregate amount of letters of credit issued.
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
We have entered into variable-for-fixed interest rate swap agreements in order to limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness. Under the terms of our interest rate swap agreements, we receive monthly variable-rate interest payments based on one-month Term SOFR, and make monthly fixed-rate interest payments as specified in the interest rate swap agreements. We have designated our interest rate swap agreements as cash flow hedges. Changes in fair value of outstanding derivatives in cash flow hedges are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income until earnings are impacted by the hedged transactions. Two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $150.0 million matured in May 2024. During the three months ended June 30, 2024, we entered into two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $150.0 million, maturing in 2027.
On June 30, 2021, we entered into a $100.0 million unsecured 1.28% fixed-rate term loan commitment with BMO Harris, with quarterly principal payments of $1.25 million and a final payment of principal and interest due and payable on May 14, 2024 ("BMO Term Loan"). We repaid the remaining $86.3 million outstanding principal balance under the BMO Term Loan in May 2024 using proceeds from the 2022 Credit Agreement.
As of June 30, 2024 and December 31, 2023, our outstanding debt totaled $670.0 million and $648.8 million, respectively. As of June 30, 2024, our outstanding revolving credit loan balance under the 2022 Credit Agreement, consisted of:
•$390.0 million at a variable interest rate of 6.67%;
•$40.0 million which is effectively fixed at 6.20% with interest rate swap agreements through July 2025;

•$90.0 million which is effectively fixed at 5.87% with interest rate swap agreements through July 2026;
•$75.0 million which is effectively fixed at 5.98% with an interest rate swap agreement through April 2027; and
•$75.0 million which is effectively fixed at 5.84% with an interest rate swap agreement through May 2027.
Subsequent to the end of the quarter, in July 2024, we repaid $10.0 million and borrowed $30.0 million on our revolving line of credit. Our total available borrowing capacity under the 2022 Credit Agreement was $399.1 million as of June 30, 2024, after considering $5.9 million in stand-by letters of credit under which we are obligated.
Availability of such funds under the current debt agreement is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of June 30, 2024, we were in compliance with these covenants.
At June 30, 2024, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2024 (remaining)	$10,000
2025	—
2026	—
2027	660,000
2028	—
Total	$670,000
(8) Commitments and Contingencies
We have committed to property and equipment purchases of approximately $202.6 million at June 30, 2024.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $41.3 million as of June 30, 2024, and $39.8 million as of December 31, 2023. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheets as of June 30, 2024 and December 31, 2023.
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
We have been involved in class action litigation in the U.S. District Court for the District of Nebraska, in which the plaintiffs allege that we owe drivers for unpaid wages under the Fair Labor Standards Act (“FLSA”) and the Nebraska Wage Payment and Collection Act and that we failed to pay minimum wage per hour for drivers in our Career Track Program, related to short break time and sleeper berth time. The period covered by this class action suit is August 2008 through March 2014. The case was tried to a jury in May 2017, resulting in a verdict of $0.8 million in plaintiffs’ favor on the short break matter and a verdict in our favor on the sleeper berth matter. As a result of various post-trial motions, the court awarded $0.5 million to the plaintiffs for attorney fees and costs. Plaintiffs appealed the post-verdict amounts awarded by the trial court for fees, costs and liquidated damages, and the Company filed a cross appeal on the verdict that was in plaintiffs’ favor. The United States Court of Appeals for the Eighth Circuit denied Plaintiffs’ appeal and granted Werner’s appeal, vacating the judgment in favor of the plaintiffs. The appellate court sent the case back to the trial court for proceedings consistent with the appellate court’s opinion. On June 22, 2020, the trial court denied Plaintiffs’ request for a new trial and entered judgment in favor of the Company, dismissing the case with prejudice. On July 21, 2020, Plaintiffs’ counsel filed a notice of appeal of that dismissal. On August 3, 2022, the Eighth Circuit Court of Appeals vacated the district court’s judgment and remanded the case, for the trial court to determine whether the plaintiffs should be granted a new trial on the short break claim. On January 10, 2023, the trial court denied Plaintiff’s motion for a new trial and entered judgment in Werner’s favor on all claims. Plaintiffs appealed the judgment to the Eighth Circuit Court of Appeals and, on June 24, 2024, the appellate court affirmed the dismissal of the case in its entirety. We do not know if Plaintiffs will seek review of that ruling. As of June 30, 2024, we have an accrual for the jury’s award, attorney fees and costs in the short break matter and had not accrued for the sleeper berth matter.
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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Werner	$9,465	$29,881	$15,777	$65,105
Weighted average common shares outstanding	62,706	63,384	63,089	63,345
Dilutive effect of stock-based awards	154	303	202	344
Shares used in computing diluted earnings per share	62,860	63,687	63,291	63,689
Basic earnings per share	$0.15	$0.47	$0.25	$1.03
Diluted earnings per share	$0.15	$0.47	$0.25	$1.02
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
The following tables summarize our segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues by Segment
Truckload Transportation Services	$537,069	$570,192	$1,088,195	$1,158,522
Werner Logistics	208,912	224,549	411,394	453,218
Other	17,467	19,376	36,420	39,877
Corporate	613	501	1,203	976
Subtotal	764,061	814,618	1,537,212	1,652,593
Inter-segment eliminations	(3,263)	(3,522)	(7,334)	(8,783)
Total	$760,798	$811,096	$1,529,878	$1,643,810

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Income (Loss) by Segment
Truckload Transportation Services	$20,998	$45,159	$41,838	$96,145
Werner Logistics	550	4,355	(1,779)	9,292
Other	(966)	(86)	(1,175)	463
Corporate	(971)	(2,230)	(3,685)	(5,316)
Total	$19,611	$47,198	$35,199	$100,584

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation and Amortization by Segment
Truckload Transportation Services	$65,572	$67,614	$132,505	$134,457
Werner Logistics	3,745	3,865	7,412	7,924
Other	2,533	2,914	5,267	5,787
Corporate	822	505	1,758	1,043
Total	$72,672	$74,898	$146,942	$149,211

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for second quarter 2024 to second quarter 2023, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facility, as management deems necessary.

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

	Three Months Ended (3ME) June 30,				Six Months Ended (6ME) June 30,				Percentage Change in Dollar Amounts
	2024		2023		2024		2023		3ME	6ME
(in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$760,798	100.0	$811,096	100.0	$1,529,878	100.0	$1,643,810	100.0	(6.2)	(6.9)
Operating expenses:
Salaries, wages and benefits	259,754	34.1	266,373	32.9	525,157	34.3	534,688	32.5	(2.5)	(1.8)
Fuel	71,998	9.5	77,740	9.6	149,620	9.8	169,154	10.3	(7.4)	(11.5)
Supplies and maintenance	61,988	8.1	64,964	8.0	123,763	8.1	133,189	8.1	(4.6)	(7.1)
Taxes and licenses	25,494	3.3	25,408	3.1	50,658	3.3	50,833	3.1	0.3	(0.3)
Insurance and claims	31,897	4.2	36,806	4.5	68,259	4.4	73,291	4.4	(13.3)	(6.9)
Depreciation and amortization	72,672	9.6	74,898	9.2	146,942	9.6	149,211	9.1	(3.0)	(1.5)
Rent and purchased transportation	210,417	27.7	217,086	26.8	414,342	27.1	437,310	26.6	(3.1)	(5.3)
Communications and utilities	4,127	0.5	4,669	0.6	8,833	0.6	9,402	0.6	(11.6)	(6.1)
Other	2,840	0.4	(4,046)	(0.5)	7,105	0.5	(13,852)	(0.8)	(170.2)	(151.3)
Total operating expenses	741,187	97.4	763,898	94.2	1,494,679	97.7	1,543,226	93.9	(3.0)	(3.1)
Operating income	19,611	2.6	47,198	5.8	35,199	2.3	100,584	6.1	(58.4)	(65.0)
Total other expense, net	7,480	1.0	7,091	0.9	13,753	0.9	13,543	0.8	5.5	1.6
Income before income taxes	12,131	1.6	40,107	4.9	21,446	1.4	87,041	5.3	(69.8)	(75.4)
Income tax expense	2,931	0.4	10,087	1.2	5,998	0.4	21,487	1.3	(70.9)	(72.1)
Net income	9,200	1.2	30,020	3.7	15,448	1.0	65,554	4.0	(69.4)	(76.4)
Net loss (income) attributable to noncontrolling interest	265	—	(139)	—	329	—	(449)	—	(290.6)	(173.3)
Net income attributable to Werner	$9,465	1.2	$29,881	3.7	$15,777	1.0	$65,105	4.0	(68.3)	(75.8)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
TTS segment (in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$458,140		$486,626		$928,019		$979,868
Trucking fuel surcharge revenues	69,966		76,677		142,949		164,978
Non-trucking and other operating revenues	8,963		6,889		17,227		13,676
Operating revenues	537,069	100.0	570,192	100.0	1,088,195	100.0	1,158,522	100.0
Operating expenses	516,071	96.1	525,033	92.1	1,046,357	96.2	1,062,377	91.7
Operating income	$20,998	3.9	$45,159	7.9	$41,838	3.8	$96,145	8.3

	Three Months Ended June 30,			Six Months Ended June 30,
TTS segment	2024	2023	% Change	2024	2023	% Change
Average tractors in service	7,630	8,351	(8.6)%	7,783	8,456	(8.0)%
Average revenues per tractor per week (1)	$4,619	$4,483	3.0%	$4,586	$4,457	2.9%
Total tractors (at quarter end)
Company	7,180	8,000	(10.3)%	7,180	8,000	(10.3)%
Independent contractor	280	285	(1.8)%	280	285	(1.8)%
Total tractors	7,460	8,285	(10.0)%	7,460	8,285	(10.0)%
Total trailers (at quarter end)	26,965	27,110	(0.5)%	26,965	27,110	(0.5)%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$169,283	$176,824	(4.3)%	$338,120	$359,954	(6.1)%
Average tractors in service	2,730	3,075	(11.2)%	2,758	3,133	(12.0)%
Total tractors (at quarter end)	2,635	3,025	(12.9)%	2,635	3,025	(12.9)%
Average percentage of empty miles	14.70%	14.01%	4.9%	14.80%	14.05%	5.3%
Average revenues per tractor per week (1)	$4,770	$4,423	7.8%	$4,716	$4,419	6.7%
Average % change in revenues per total mile (1)	(2.7)%	(5.2)%		(4.0)%	(4.2)%
Average % change in total miles per tractor per week	10.8%	0.1%		11.1%	(1.3)%
Average completed trip length in miles (loaded)	589	604	(2.5)%	590	612	(3.6)%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$288,857	$309,802	(6.8)%	$589,899	$619,914	(4.8)%
Average tractors in service	4,901	5,276	(7.1)%	5,025	5,323	(5.6)%
Total tractors (at quarter end)	4,825	5,260	(8.3)%	4,825	5,260	(8.3)%
Average revenues per tractor per week (1)	$4,534	$4,517	0.4%	$4,516	$4,479	0.8%
(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Werner Logistics segment (in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$208,912	100.0	$224,549	100.0	$411,394	100.0	$453,218	100.0
Operating expenses:
Purchased transportation expense	177,066	84.8	185,397	82.6	349,553	85.0	373,895	82.5
Other operating expenses	31,296	14.9	34,797	15.5	63,620	15.4	70,031	15.4
Total operating expenses	208,362	99.7	220,194	98.1	413,173	100.4	443,926	97.9
Operating income (loss)	$550	0.3	$4,355	1.9	$(1,779)	(0.4)	$9,292	2.1

	Three Months Ended June 30,			Six Months Ended June 30,
Werner Logistics segment	2024	2023	% Change	2024	2023	% Change
Average tractors in service	22	33	(33.3)%	24	36	(33.3)%
Total tractors (at quarter end)	21	32	(34.4)%	21	32	(34.4)%
Total trailers (at quarter end)	3,350	2,885	16.1%	3,350	2,885	16.1%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating Revenues
Operating revenues decreased 6.2% for the three months ended June 30, 2024, compared to the same period of the prior year. When comparing second quarter 2024 to second quarter 2023, TTS segment revenues decreased $33.1 million, or 5.8%, and Werner Logistics revenues decreased $15.6 million, or 7.0%.
Dedicated freight demand remains steady and durable despite a continued challenging freight market, and the Dedicated pipeline of opportunities remains strong, but competitive. One-Way Truckload freight conditions improved midway through second quarter 2024 and continued into July. Werner Logistics revenues and profitability continue to be impacted by ongoing pricing pressure.
Trucking revenues, net of fuel surcharge, decreased 5.9% in second quarter 2024 compared to second quarter 2023 due to an 8.6% decrease in the average number of tractors in service, partially offset by a 3.0% increase in average revenues per tractor per week, net of fuel surcharge. During second quarter 2024, One-Way Truckload average revenues per total mile, net of fuel surcharge, decreased 2.7%, as One-Way Truckload remained challenged by ongoing pricing pressure. One-Way Truckload average tractors in service decreased 11.2%, offset with 10.8% higher average total miles per tractor per week in second quarter 2024. As a result, One-Way Truckload total miles were down only 1.6% compared to second quarter 2023. We expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet to remain flat or decrease by no more than 3% in third quarter 2024 compared to third quarter 2023. Dedicated average revenues per tractor per week, net of fuel surcharge, increased 0.4%. We continue to expect Dedicated average revenues per tractor per week, net of fuel surcharge, to remain flat or increase up to 3% in 2024 compared to 2023, as we continue to maintain high customer retention and the pipeline of opportunities in Dedicated remains strong.
The average number of tractors in service in the TTS segment decreased 8.6% to 7,630 in second quarter 2024 from 8,351 in second quarter 2023. The prolonged weak freight market combined with the impact from certain fleet losses as a result of maintaining our pricing and operating margin discipline resulted in fewer tractors at the end of second quarter 2024. We ended second quarter 2024 with 7,460 tractors in the TTS segment, a year-over-year decrease of 825 tractors compared to the end of second quarter 2023, and a sequential decrease of 350 tractors compared to the end of first quarter 2024. Within TTS, our Dedicated unit ended second quarter 2024 with 4,825 tractors (or 65% of our total TTS segment fleet) compared to 5,260 tractors (or 63%) a year ago. We currently expect our TTS segment fleet size at the end of 2024 to decrease in a range of 6% to 3% when compared to the fleet size at the end of 2023. We cannot predict whether future driver shortages, if any, would have a further adverse effect on our fleet size. If such a driver market shortage were to occur, it could result in further fleet size reductions, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues decreased 8.8% to $70.0 million in second quarter 2024 from $76.7 million in second quarter 2023. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three operating units. Werner Logistics recorded revenue and brokered freight expense of $3.3 million in second quarter 2024 and $3.5 million in second quarter 2023 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In second quarter 2024, Werner Logistics revenues decreased $15.6 million, or 7.0%, compared to second quarter 2023. Truckload Logistics revenues (75% of total Werner Logistics segment revenues) decreased $17.3 million, or 10%, in second quarter 2024, driven by a decrease in shipments and a decline in revenue per shipment. The Power Only solution, which utilizes third-party carriers who provide only a driver and a tractor, represented a growing portion of the Truckload Logistics volume in second quarter 2024, as Power Only volumes increased over 30% in second quarter 2024 compared to second quarter 2023. Intermodal revenues (13% of total Werner Logistics segment revenues) increased $4.1 million, or 17%, in second quarter 2024, due to an increase in shipments, partially offset by lower revenue per shipment. Final Mile revenues (12% of total Werner Logistics segment revenues) decreased $2.5 million, or 9%, in second quarter 2024. Werner Logistics operating income decreased to $0.5 million in second quarter 2024 from $4.4 million in second quarter 2023, and its operating margin percentage decreased to 0.3% in second quarter 2024 from 1.9% in second quarter 2023. The operating environment continues to be competitive, which is pressuring Werner Logistics operating margins in the short term.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 97.4% in second quarter 2024 compared to 94.2% in second quarter 2023. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 20 through 22 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits decreased $6.6 million or 2.5% in second quarter 2024 compared to second quarter 2023 and increased 1.2% as a percentage of operating revenues to 34.1%. The lower dollar amount of salaries, wages and benefits expense in the second quarter of 2024 was due primarily to the impact of 6.5 million fewer company tractor miles and decreased non-driver pay in the second quarter 2024, partially offset by higher benefit costs. The decrease in non-driver pay was due primarily to a smaller average number of non-driver employees. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 11% in second quarter 2024 compared to second quarter 2023.
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
Fuel decreased $5.7 million or 7.4% in second quarter 2024 compared to second quarter 2023 and decreased 0.1% as a percentage of operating revenues to 9.5%, due primarily to lower average diesel fuel prices, and 6.5 million fewer company tractor miles in second quarter 2024. Average diesel fuel prices were 6 cents per gallon lower in second quarter 2024 than in second quarter 2023 and were 15 cents per gallon lower than in first quarter 2024.

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
For July 2024, the average diesel fuel price per gallon was approximately 12 cents lower than the average diesel fuel price per gallon in July 2023 and approximately 54 cents lower than in third quarter 2023.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of June 30, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance decreased $3.0 million or 4.6% in second quarter 2024 compared to second quarter 2023 and increased 0.1% as a percentage of operating revenues. Supplies and maintenance expense decreased due primarily to the lower costs for over-the-road tractor and trailer maintenance, the impact of 6.5 million fewer company tractor miles, and lower driver and placement driver-related costs such as driver advertising and lodging. We have taken steps to reduce repair and maintenance expense by growing our in-house maintenance capabilities throughout our terminal network.
Insurance and claims decreased $4.9 million or 13.3% in second quarter 2024 compared to second quarter 2023 and decreased 0.3% as a percentage of operating revenues. We had lower expense for small dollar liability claims, resulting primarily from a higher amount of favorable reserve development. Our expense for large dollar liability claims was also lower due to a lower amount of unfavorable reserve development partially offset by higher new claims. We also incurred insurance and claims expense of $1.0 million in second quarter 2024 and $1.4 million for second quarter 2023, for accrued interest related to a previously-disclosed adverse jury verdict rendered on May 17, 2018, which we are continuing to defend. Interest is accrued at $0.5 million per month until such time as the outcome of the litigation is finalized, excluding months where the plaintiffs requested an extension of time to respond to our petition for review. For additional information related to this lawsuit, see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
We renewed our liability insurance policies on August 1, 2024, and are responsible for the first $15.0 million per claim on all claims with an annual $7.5 million aggregate for claims between $15.0 million and $20.0 million. For the policy year that began August 1, 2023, we were responsible for the first $10.0 million per claim on all claims with an annual $12.5 million aggregate for claims between $10.0 million and $20.0 million. We maintain liability insurance coverage with insurance carriers in excess of the $15.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2024 are lower than premiums for the previous policy year as a result of changes in our retention levels.
Depreciation and amortization expense decreased $2.2 million or 3.0% in second quarter 2024 compared to second quarter 2023 and increased 0.4% as a percentage of operating revenues due primarily to decreases in depreciation of tractors as we had fewer average tractors in service, and technology equipment as we continue to transition to more cloud-based technology solutions. Depreciation of other service equipment also decreased due to certain assets becoming fully depreciated. These decreases were partially offset by the higher cost of new tractors and trailers.
The average age of our tractor fleet remains low by industry standards and was 2.1 years as of June 30, 2024, and the average age of our trailers was 4.9 years. We are continuing to invest in new tractors and trailers, technology, and our terminal network in 2024 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2024, we expect the average age of our tractor and trailer fleets to remain at or near current levels.
Rent and purchased transportation expense decreased $6.7 million or 3.1% in second quarter 2024 compared to second quarter 2023, and increased 0.9% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations, payments to independent contractors in the TTS segment, and cloud-based technology fees. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics recorded revenue and brokered freight expense of $3.3 million in second quarter 2024 and $3.5 million in second quarter 2023 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics purchased transportation expense decreased $8.3 million in second quarter 2024 as a result of lower logistics revenues, but increased to 84.8% as a percentage of Werner Logistics revenues in second quarter 2024 from 82.6% in second quarter 2023 due to the competitive operating environment in 2024.
Rent and purchased transportation expense for the TTS segment increased $1.1 million in second quarter 2024 compared to second quarter 2023 due primarily to higher independent contractor miles and cloud-based technology fees, partially offset by lower reimbursements to independent contractors because of lower average diesel fuel prices. Independent contractor miles increased approximately 0.2 million miles in second quarter 2024 and as a percentage of total miles were 4.8% in second quarter 2024 compared to 4.5% in second quarter 2023. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses to the rent and purchased transportation category.
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
Other operating expenses increased $6.9 million in second quarter 2024 compared to second quarter 2023 and increased 0.9% as a percentage of operating revenues due to lower gains on sales of property and equipment (primarily used tractors and trailers), partially offset by decreased costs associated with professional technology services and decreased bad debt expense. Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $2.7 million in second quarter 2024, including $1.8 million from sales of real estate, compared to $11.9 million in second quarter 2023. We sold fewer tractors and substantially more trailers in second quarter 2024 compared to second quarter 2023 and realized lower average gains per tractor and trailer due to lower pricing in the market for our used equipment. Compared to 2023, we expect our gains on sales of property and equipment to be considerably lower in 2024, in a range between $7 million and $13 million for the year as we expect lower pricing for our used equipment to continue.
Other Expense (Income)
Other expense, net of other income, increased $0.4 million in second quarter 2024 compared to second quarter 2023, due primarily to a $1.0 million increase in net interest expense, partially offset by a $0.7 million decrease in the amount of loss recognized from our equity method investment (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our equity method investment). Net interest expense increased due to higher interest rates for variable-rate debt and the impact of replacing lower-cost debt and interest rate swaps with higher-cost debt and interest rate swaps upon maturity, partially offset by a decrease in average debt outstanding. In May 2024, we repaid the remaining outstanding principal balance under the BMO Term Loan using proceeds from the 2022 Credit Agreement, and two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $150.0 million matured. In second quarter 2024, we also entered into two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $150.0 million to limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further information on our debt and interest rate swaps). We continue to expect net interest expense for full-year 2024 to be higher than 2023, primarily due to repricing of the BMO Term Loan that matured in May 2024 and the impact of two lower-priced interest rate swaps that matured in May 2024 as described above.
Income Tax Expense
Income tax expense decreased $7.2 million in second quarter 2024 compared to second quarter 2023, due primarily to lower pre-tax income. Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 24.2% in second quarter 2024 compared to 25.2% in second quarter 2023. The lower effective income tax rate was attributed to differences in discrete income tax items.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Operating Revenues
Operating revenues decreased 6.9% for the six months ended June 30, 2024, compared to the same period of the prior year. When comparing the first six months of 2024 to the first six months of 2023, TTS segment revenues decreased $70.3 million, or 6.1%, and Werner Logistics revenues decreased $41.8 million, or 9.2%. In the TTS segment, trucking revenues, net of fuel surcharge, decreased $51.8 million, due primarily to an 8.0% decrease in average tractors in service, partially offset by a 2.9% increase in average revenues per tractor per week, net of fuel surcharge. TTS segment fuel surcharge revenues for the six months ended June 30, 2024 decreased $22.0 million, or 13.4%, when compared to the same period of the prior year due to lower average diesel fuel prices in the 2024 period. The lower Logistics revenues resulted from continued pricing pressure.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 97.7% for the six months ended June 30, 2024 and 93.9% for the six months ended June 30, 2023. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 20 through 22 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits decreased $9.5 million, or 1.8%, in the first six months of 2024 compared to the same period in 2023 and increased 1.8% as a percentage of operating revenues to 34.3%. The lower dollar amount of salaries, wages and benefits expense in the first six months of 2024 was due primarily to lower driver pay from 9.9 million fewer company tractor miles and decreased non-driver pay in the first six months of 2024, partially offset by higher benefit costs. The decrease in non-driver pay was due primarily to a smaller average number of non-driver employees. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 9% in the first six months of 2024 compared to the same period in 2023.
Fuel decreased $19.5 million, or 11.5%, in the first six months of 2024 compared to the same period in 2023 and decreased 0.5% as a percentage of operating revenues due to lower average diesel fuel prices and 9.9 million fewer company tractor miles in the first six months of 2024. Average diesel fuel prices were 19 cents per gallon lower in the first six months of 2024 than in same period in 2023.
Supplies and maintenance decreased $9.4 million, or 7.1%, in the first six months of 2024 compared to the same period in 2023 and remained flat as a percentage of operating revenues. Supplies and maintenance expense decreased due primarily to lower costs for over-the-road repairs and tires, and the impact of 9.9 million fewer company tractor miles. We also had lower driver and placement driver-related costs such as driver advertising and lodging. These decreases were partially offset by higher costs for tolls.
Insurance and claims decreased $5.0 million, or 6.9%, in the first six months of 2024 compared to the same period in 2023 and remained flat as a percentage of operating revenues. We had lower expense for small dollar liability claims, resulting from favorable reserve development in the first six months of 2024 compared to unfavorable reserve development for the same period in 2023, partially offset by higher expense for new claims. We had slightly higher expense for large dollar liability claims, resulting from a higher expense for new claims, mostly offset by unfavorable reserve development. Higher expense for new claims was impacted by increased cost per claim in the first six months of 2024 compared to the same period in 2023.
Depreciation and amortization expense decreased $2.3 million, or 1.5%, in the first six months of 2024 compared to the same period in 2023 and increased 0.5% as a percentage of operating revenues due primarily to decreases in depreciation of tractors as we had fewer average tractors in service, and technology equipment as we continue to transition to more cloud-based technology solutions. Depreciation of other service equipment also decreased due to certain assets becoming fully depreciated. These decreases were partially offset by the higher cost of new tractors and trailers.
Werner Logistics purchased transportation expense decreased $24.3 million in the first six months of 2024 as a result of lower logistics revenues, and increased 2.5% as a percentage of Werner Logistics revenues to 85.0% in the first six months of 2024 from 82.5% in the same period in 2023. Rent and purchased transportation expense for the TTS segment decreased $0.2 million in the first six months of 2024 compared to the same period in 2023 due primarily to fewer independent contractor miles and lower reimbursements to independent contractors because of lower average diesel fuel prices, partially offset by higher cloud-based technology fees in the first six months of 2024. Independent contractor miles decreased approximately 1.2 million miles in the first six months of 2024 and as a percentage of total miles were 4.5% in the first six months of 2024 compared to 4.7% in the first six months of 2023.

Other operating expenses increased $21.0 million in the first six months of 2024 compared to the same period in 2023 and increased 1.3% as a percentage of operating revenues due primarily to lower gains on sales of property and equipment, partially offset by decreased costs associated with professional technology services. Gains on sales of property and equipment were $6.2 million in the first six months of 2024, compared to $30.2 million in the same period in 2023. We sold fewer tractors and substantially more trailers in the first six months of 2024 compared to the same period in 2023 and realized lower average gains per tractor and trailer due to lower pricing in the market for our used equipment.
Other Expense (Income)
Other expense, net of income, increased $0.2 million in the first six months of 2024 compared to the same period in 2023 due primarily to a $0.9 million increase in net interest expense, partially offset by a $0.6 million decrease in the amount of loss from our equity method investment (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our equity method investment). Net interest expense increased due to higher interest rates for variable-rate debt and the impact of replacing lower-cost debt and interest rate swaps with higher-cost debt and interest rate swaps upon maturity, partially offset by a decrease in average debt outstanding (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further information on our debt and interest rate swaps).
Income Tax Expense
Income tax expense decreased $15.5 million in the first six months of 2024 compared to the same period in 2023, due primarily to lower pre-tax income, partially offset by an increase in the effective income tax rate. Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 28.0% in the first six months of 2024 compared to 24.7% in the first six months of 2023. The higher income tax rate was attributed primarily to differences in discrete income tax items in the first six months of 2024 primarily related to the tax impact of equity compensation.
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
Management believes our financial position at June 30, 2024 is strong. As of June 30, 2024, we had $70.4 million of cash and cash equivalents and nearly $1.5 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a $1.075 billion credit facility, for which our total available borrowing capacity was $399.1 million as of June 30, 2024 (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit agreements). After considering developments in the banking sector, we believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facility will provide sufficient funds to meet our cash requirements and our planned shareholder returns for the foreseeable future.
Item 7 of Part II of our 2023 Form 10-K includes our disclosure of material cash requirements as of December 31, 2023. There were no material changes in the nature of these items during the six months ended June 30, 2024.
Cash Flows
During the six months ended June 30, 2024, we generated cash flow from operations of $197.7 million, a 29.9% or $84.1 million decrease in cash flows compared to the same six-month period a year ago. The decrease in net cash provided by operating activities was due primarily to a decrease in net income for the six-month period ended June 30, 2024 and working capital changes. We were able to make net capital expenditures, repay debt, make strategic investments, pay dividends, and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by borrowings under our existing credit facility.
Net cash used in investing activities was $119.4 million for the six-month period ended June 30, 2024 compared to $280.3 million during the same period in 2023. Net property and equipment additions (primarily revenue equipment) were $118.2 million for the six-month period ended June 30, 2024, compared to $254.2 million during the same period of 2023. We currently estimate net capital expenditures (primarily revenue equipment) in 2024 to be in the range of $225 million to $275 million, compared to net capital expenditures in 2023 of $408.7 million. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facility, if necessary. As of June 30, 2024, we were committed to property and equipment purchases of approximately $202.6 million. During the six-month period ended June 30, 2023, we purchased a $25.0 million subordinated promissory note from Mastery Logistics Systems, Inc. with a maturity date of January 24, 2030.
Net financing activities used $67.8 million during the six months ended June 30, 2024 compared to $64.2 million during the same period in 2023. We had net borrowings on our debt of $21.3 million during the six months ended June 30, 2024, increasing our outstanding debt to $670.0 million at June 30, 2024. We repaid $53.8 million on our debt during the six months ended June 30, 2023. We paid dividends of $17.8 million during the six months ended June 30, 2024 and $16.5 million during the same period in 2023. We currently plan to continue paying a quarterly dividend.
Financing activities for the six months ended June 30, 2024, also included common stock repurchases of 1,787,810 shares at a cost of $67.1 million. We did not repurchase any shares of common stock during the same period in 2023. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. On May 14, 2024, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. Upon approval of the new program, the Board of Directors withdrew the previous stock repurchase authorization, which had 1,627,651 shares remaining available for repurchase. As of June 30, 2024, the Company had purchased 1,103,651 shares pursuant to the new authorization and had 3,896,349 shares remaining available for repurchase.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of June 30, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $4.1 million for second quarter 2024 and gains were $2.7 million for second quarter 2023. These gains and losses were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $280.0 million of variable interest rate debt outstanding at June 30, 2024, for which the interest rate is effectively fixed at 5.94% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $390.0 million of variable interest rate debt outstanding at June 30, 2024. The interest rates on our credit facility are based on Secured Overnight Financing Rate (“SOFR”). See Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt and interest rate swaps. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR interest rate would increase our interest expense by approximately $3.9 million for the next 12-month period.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
On May 14, 2024, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. We disclosed this authorization on May 15, 2024 in a Form 8-K. Upon approval of the new program, the Board of Directors withdrew the previous stock repurchase authorization that was approved on November 9, 2021, which had 1,627,651 shares remaining available for repurchase. As of June 30, 2024, the Company had purchased 1,103,651 shares pursuant to the new authorization and had 3,896,349 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
The following table summarizes our stock repurchases during second quarter 2024 made pursuant to the November 2021 (516,341 shares) and May 2024 (1,103,651 shares) stock repurchase authorizations. The Company did not purchase any shares during second quarter 2024 other than pursuant to these authorizations. All stock repurchases were made by the Company or on its behalf and not by any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2024	—	$—	—	2,143,992
May 1-31, 2024	1,293,609	$37.09	1,293,609	4,222,732
June 1-30, 2024	326,383	$36.82	326,383	3,896,349
Total	1,619,992	$37.04	1,619,992
(1)Average price paid per share for open market purchases include broker commissions, but exclude excise tax.
Item 5. Other Information
Director and Officer Trading Arrangements
During second quarter 2024, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 14, 2018

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Condensed Balance Sheets as of June 30, 2024 and December 31, 2023, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three and six months ended June 30, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of June 30, 2024.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: August 8, 2024	By:	/s/ Christopher D. Wikoff
Christopher D. Wikoff
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 8, 2024	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President and Chief Accounting Officer