Form 10-Q
period 2024-09-30
WERNER ENTERPRISES INC
filed 2024-11-12
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2024, 61,807,803 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2024 and 2023	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2024 and 2023	5
	Consolidated Condensed Balance Sheets as of September 30, 2024 and December 31, 2023	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three and Nine Months Ended September 30, 2024 and 2023	8
	Notes to Consolidated Financial Statements (Unaudited) as of September 30, 2024	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	30
Item 5.	Other Information	31
Item 6.	Exhibits	32

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

Item 1. Financial Statements.
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Operating revenues	$745,701	$817,744	$2,275,579	$2,461,554
Operating expenses:
Salaries, wages and benefits	258,335	268,054	783,492	802,742
Fuel	64,886	90,369	214,506	259,523
Supplies and maintenance	61,548	60,181	185,311	193,370
Taxes and licenses	23,565	25,852	74,223	76,685
Insurance and claims	27,678	31,261	95,937	104,552
Depreciation and amortization	71,584	74,586	218,526	223,797
Rent and purchased transportation	211,667	224,556	626,009	661,866
Communications and utilities	4,186	4,555	13,019	13,957
Other	4,657	430	11,762	(13,422)
Total operating expenses	728,106	779,844	2,222,785	2,323,070
Operating income	17,595	37,900	52,794	138,484
Other expense (income):
Interest expense	11,093	8,661	28,084	24,716
Interest income	(1,834)	(1,727)	(5,305)	(5,178)
Loss on investments in equity securities, net	37	34	227	36
Loss (earnings) from equity method investment	(295)	110	(21)	954
Other	50	284	(181)	377
Total other expense, net	9,051	7,362	22,804	20,905
Income before income taxes	8,544	30,538	29,990	117,579
Income tax expense	2,004	7,034	8,002	28,521
Net income	6,540	23,504	21,988	89,058
Net loss (income) attributable to noncontrolling interest	25	200	354	(249)
Net income attributable to Werner	$6,565	$23,704	$22,342	$88,809
Earnings per share:
Basic	$0.11	$0.37	$0.36	$1.40
Diluted	$0.11	$0.37	$0.36	$1.39
Weighted-average common shares outstanding:
Basic	61,808	63,390	62,659	63,360
Diluted	62,022	63,737	62,862	63,703
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income	$6,540	$23,504	$21,988	$89,058
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,426)	(1,333)	(6,011)	4,410
Change in fair value of interest rate swaps, net of tax	(4,606)	(694)	(5,742)	(1,768)
Other comprehensive income (loss)	(7,032)	(2,027)	(11,753)	2,642
Comprehensive income (loss)	(492)	21,477	10,235	91,700
Comprehensive loss (income) attributable to noncontrolling interest	25	200	354	(249)
Comprehensive income (loss) attributable to Werner	$(467)	$21,677	$10,589	$91,451
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,660	$61,723
Accounts receivable, trade, less allowance of $7,496 and $9,337, respectively	384,023	444,944
Other receivables	25,199	25,479
Inventories and supplies	15,442	18,077
Prepaid taxes, licenses and permits	7,218	16,505
Other current assets	60,424	67,900
Total current assets	546,966	634,628
Property and equipment, at cost	3,022,296	2,951,654
Less – accumulated depreciation	1,001,471	978,698
Property and equipment, net	2,020,825	1,972,956
Goodwill	129,104	129,104
Intangible assets, net	78,924	86,477
Other non-current assets	345,898	334,771
Total assets	$3,121,717	$3,157,936
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164,410	$135,990
Current portion of long-term debt	—	2,500
Insurance and claims accruals	81,155	81,794
Accrued payroll	54,833	50,549
Accrued expenses	22,227	30,282
Other current liabilities	35,084	29,470
Total current liabilities	357,709	330,585
Long-term debt, net of current portion	690,000	646,250
Other long-term liabilities	66,867	54,275
Insurance and claims accruals, net of current portion	228,192	239,700
Deferred income taxes	292,139	320,180
Total liabilities	1,634,907	1,590,990
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	38,253	38,607
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 61,807,803 and 63,444,681 shares outstanding, respectively	805	805
Paid-in capital	137,219	134,894
Retained earnings	1,949,543	1,953,385
Accumulated other comprehensive loss	(21,437)	(9,684)
Treasury stock, at cost; 18,725,733 and 17,088,855 shares, respectively	(617,573)	(551,061)
Total stockholders’ equity	1,448,557	1,528,339
Total liabilities, temporary equity and stockholders’ equity	$3,121,717	$3,157,936
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$21,988	$89,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,526	223,797
Deferred income taxes	(26,133)	23,775
Gain on disposal of property and equipment	(8,848)	(39,346)
Non-cash equity compensation	7,071	8,671
Insurance and claims accruals, net of current portion	(11,508)	(6,866)
Loss on investments in equity securities, net	227	36
Loss (earnings) from equity method investment	(21)	954
Other	(10,509)	(4,741)
Changes in certain working capital items:
Accounts receivable, net	60,921	69,079
Other current assets	18,007	(12,135)
Accounts payable	(9,821)	5,844
Other current liabilities	(1,200)	(2,107)
Net cash provided by operating activities	258,700	356,019
Cash flows from investing activities:
Additions to property and equipment	(332,999)	(530,085)
Proceeds from sales of property and equipment	126,894	155,924
Net cash invested in acquisition	—	(188)
Investment in equity securities, net	(32)	(2,865)
Payment to acquire equity method investment	(2,360)	(2,645)
Purchase of promissory note	—	(25,000)
Decrease in notes receivable	2,028	2,809
Net cash used in investing activities	(206,469)	(402,050)
Cash flows from financing activities:
Repayments of short-term debt	(72,500)	(33,750)
Proceeds from issuance of short-term debt	70,000	30,000
Repayments of long-term debt	(156,250)	(50,000)
Proceeds from issuance of long-term debt	200,000	50,000
Change in checks issued in excess of cash balances	—	14,659
Dividends on common stock	(26,413)	(25,333)
Repurchases of common stock	(67,086)	—
Tax withholding related to net share settlements of restricted stock awards	(4,172)	(5,554)
Net cash used in financing activities	(56,421)	(19,978)
Effect of exchange rate fluctuations on cash	(2,873)	1,523
Net decrease in cash and cash equivalents	(7,063)	(64,486)
Cash and cash equivalents, beginning of period	61,723	107,240
Cash and cash equivalents, end of period	$54,660	$42,754
Supplemental disclosures of cash flow information:
Interest paid	$27,403	$25,299
Income taxes paid	14,847	17,140
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$1,795	$1,968
Change in fair value of interest rate swaps	(5,742)	(1,768)
Property and equipment acquired included in accounts payable	52,480	4,701
Dividends accrued but not yet paid at end of period	8,653	8,875
Contingent consideration associated with acquisitions	—	(800)

See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended September 30, 2024
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, June 30, 2024	$805	$134,769	$1,951,631	$(14,405)	$(617,573)	$1,455,227	$38,278
Net income attributable to Werner	—	—	6,565	—	—	6,565	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(25)
Other comprehensive loss	—	—	—	(7,032)	—	(7,032)	—
Dividends on common stock ($0.14 per share)	—	—	(8,653)	—	—	(8,653)	—
Non-cash equity compensation expense	—	2,450	—	—	—	2,450	—
BALANCE, September 30, 2024	$805	$137,219	$1,949,543	$(21,437)	$(617,573)	$1,448,557	$38,253

	Three Months Ended September 30, 2023
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, June 30, 2023	$805	$130,694	$1,923,865	$(6,623)	$(551,671)	$1,497,070	$39,148
Net income attributable to Werner	—	—	23,704	—	—	23,704	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(200)
Other comprehensive loss	—	—	—	(2,027)	—	(2,027)	—
Dividends on common stock ($0.14 per share)	—	—	(8,875)	—	—	(8,875)	—
Equity compensation activity, 1,020 shares	—	(36)	—	—	(1)	(37)	—
Non-cash equity compensation expense	—	2,380	—	—	—	2,380	—
BALANCE, September 30, 2023	$805	$133,038	$1,938,694	$(8,650)	$(551,672)	$1,512,215	$38,948
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST (CONTINUED)
(Unaudited)

	Nine Months Ended September 30, 2024
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2023	$805	$134,894	$1,953,385	$(9,684)	$(551,061)	$1,528,339	$38,607
Net income attributable to Werner	—	—	22,342	—	—	22,342	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(354)
Other comprehensive loss	—	—	—	(11,753)	—	(11,753)	—
Repurchases of common stock, 1,787,810 shares	—	—	—	—	(67,086)	(67,086)	—
Dividends on common stock ($0.42 per share)	—	—	(26,184)	—	—	(26,184)	—
Equity compensation activity, 150,932 shares	—	(4,746)	—	—	574	(4,172)	—
Non-cash equity compensation expense	—	7,071	—	—	—	7,071	—
BALANCE, September 30, 2024	$805	$137,219	$1,949,543	$(21,437)	$(617,573)	$1,448,557	$38,253

	Nine Months Ended September 30, 2023
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2022	$805	$129,837	$1,875,873	$(11,292)	$(551,588)	$1,443,635	$38,699
Net income attributable to Werner	—	—	88,809	—	—	88,809	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	249
Other comprehensive income	—	—	—	2,642	—	2,642	—
Dividends on common stock ($0.41 per share)	—	—	(25,988)	—	—	(25,988)	—
Equity compensation activity, 167,513 shares	—	(5,470)	—	—	(84)	(5,554)	—
Non-cash equity compensation expense	—	8,671	—	—	—	8,671	—
BALANCE, September 30, 2023	$805	$133,038	$1,938,694	$(8,650)	$(551,672)	$1,512,215	$38,948
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
Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. In the opinion of management, the information set forth in the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2023 Form 10-K.
Recently Issued Accounting Pronouncements, Not Yet Effective
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, with the objective of improving financial reporting, primarily through enhanced disclosures about significant segment expenses. The provisions of this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, using a retrospective approach. We are evaluating the impact of adopting ASU 2023-07, and we expect this ASU to impact our disclosures but not our results of operations, cash flows, and financial condition.
In December 2023, FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, with the objective of enhancing the transparency and decision usefulness of income tax information through income tax disclosure improvements, primarily related to the rate reconciliation and income taxes paid information. The provisions of this update are effective for annual periods beginning after December 15, 2024, using a prospective approach. Retrospective application is permitted. We are evaluating the impact of adopting ASU 2023-09, and we expect this ASU to impact our disclosures but not our results of operations, cash flows, and financial condition.
(2) Revenue
Revenue Recognition
Revenues are recognized over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Truckload Transportation Services	$522,803	$572,195	$1,610,998	$1,730,717
Werner Logistics	206,774	230,252	618,168	683,470
Inter-segment eliminations	(3,248)	(4,402)	(10,582)	(13,185)
Transportation services	726,329	798,045	2,218,584	2,401,002
Other revenues	19,372	19,699	56,995	60,552
Total revenues	$745,701	$817,744	$2,275,579	$2,461,554

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$702,875	$769,524	$2,141,294	$2,317,133
Mexico	35,597	38,941	110,882	118,092
Other	7,229	9,279	23,403	26,329
Total revenues	$745,701	$817,744	$2,275,579	$2,461,554
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At September 30, 2024 and December 31, 2023, the accounts receivable, trade, net, balance was $384.0 million and $444.9 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At September 30, 2024 and December 31, 2023, the balance of contract assets was $6.8 million and $7.4 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At September 30, 2024 and December 31, 2023, the balance of contract liabilities was $2.1 million and $0.9 million, respectively. The amount of revenues recognized in the nine months ended September 30, 2024 that was included in the December 31, 2023 contract liability balance was $0.9 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the nine months ended September 30, 2024 and 2023, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.
(3) Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in business combinations. There were no changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2024.

The following table presents acquired intangible assets (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,200	$(20,005)	$60,195	$80,200	$(13,989)	$66,211
Trade names	24,600	(5,871)	18,729	24,600	(4,334)	20,266
Total intangible assets	$104,800	$(25,876)	$78,924	$104,800	$(18,323)	$86,477
Amortization expense on intangible assets was $2.5 million and $7.6 million for the three and nine months ended September 30, 2024, respectively, and $2.5 million and $7.8 million for the three and nine months ended September 30, 2023, respectively, and is reported in depreciation and amortization on the consolidated statements of income. As of September 30, 2024, we estimate future amortization expense for intangible assets will be $2.5 million for the remainder of 2024, and $10.1 million for each of the five succeeding fiscal years.

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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	September 30, 2024	December 31, 2023
Right-of-use assets (recorded in other non-current assets)	$41,184	$34,814

Current lease liabilities (recorded in other current liabilities)	$10,216	$9,017
Long-term lease liabilities (recorded in other long-term liabilities)	32,865	27,495
Total operating lease liabilities	$43,081	$36,512

Weighted-average remaining lease term for operating leases	5.61 years	6.15 years
Weighted-average discount rate for operating leases	4.6%	3.6%
The following table presents the maturities of operating lease liabilities as of September 30, 2024 (in thousands):

2024 (remaining)	$3,110
2025	11,515
2026	9,835
2027	7,807
2028	6,504
Thereafter	9,555
Total undiscounted operating lease payments	$48,326
Less: Imputed interest	(5,245)
Present value of operating lease liabilities	$43,081
Cash Flows
During the nine months ended September 30, 2024 and 2023, right-of-use assets of $14.8 million and $3.8 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $8.9 million and $8.4 million for the nine months ended September 30, 2024 and 2023, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $4.8 million and $14.2 million for the three and nine months ended September 30, 2024, respectively, and $5.7 million and $17.8 million for the three and nine months ended September 30, 2023, respectively. This expense included $3.2 million and $9.1 million for the three and nine months ended September 30, 2024, respectively, and $2.8 million and $8.8 million for the three and nine months ended September 30, 2023, respectively, for long-term operating leases, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers under operating leases with initial terms of 3 to 8 years. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $2.3 million and $7.1 million for the three and nine months ended September 30, 2024, respectively, and $2.8 million and $8.2 million for the three and nine months ended September 30, 2023, respectively.
The following table presents information about the maturities of these operating leases as of September 30, 2024 (in thousands):

2024 (remaining)	$2,170
2025	4,607
2026	291
2027	73
2028	—
Thereafter	—
Total	$7,141
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		September 30, 2024	December 31, 2023
Assets:
Other non-current assets:
Equity securities (1)	1	$83	$310
Liabilities:
Other long-term liabilities:
Contingent consideration associated with acquisition	3	$9,208	$8,896
(1) Represents our investment in an autonomous technology company. For additional information regarding the valuation of this equity security, see Note 6 – Investments.

The following table presents changes in the fair value of our contingent earnout liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$9,102	$13,028	$8,896	$13,400
Measurement period adjustment associated with the acquisition of ReedTMS Logistics (1)	—	—	—	(800)
Change in fair value	106	155	312	583
Balance at end of period	$9,208	$13,183	$9,208	$13,183
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
We have ownership interests in investments, primarily Mastery Logistics Systems, Inc. (“MLSI”), which do not have readily determinable fair values and are accounted for using the measurement alternative in ASC 321, Investments - Equity Securities. Our ownership interest in Autotech Fund III, L.P. (the “Autotech Fund”) is accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” For additional information regarding the valuation of these investments, see Note 6 – Investments.
Fair Value of Financial Instruments Not Recorded at Fair Value
Cash and cash equivalents, accounts receivable trade, and accounts payable are short-term in nature and accordingly are carried at amounts that approximate fair value.
The carrying amount of our fixed-rate debt not measured at fair value on a recurring basis was $88.8 million as of December 31, 2023. We had no fixed-rate debt outstanding as of September 30, 2024. The estimated fair value of our fixed-rate debt using the income approach, based on its net present value, discounted at our current borrowing rate, was $86.7 million as of December 31, 2023 (categorized as Level 2 of the fair value hierarchy). The carrying amount of our variable-rate long-term debt approximates fair value due to the duration of our credit arrangement and the variable interest rate.
(6) Investments
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values primarily consist of our investment in MLSI, a transportation management systems company. MLSI has developed a cloud-based transportation management system using its SaaS technology, and we have obtained a license. Our investments are being accounted for under ASC 321 using the measurement alternative and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the values of our investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of September 30, 2024 and December 31, 2023, the value of our investment in MLSI was $89.8 million, and the value of our other equity investments without readily determinable fair values was $348 thousand and $316 thousand, respectively. No gains or losses were recorded for the three and nine months ended September 30, 2024 and 2023.
The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment in equity securities	$11	$3,000	$32	$3,000
As of September 30, 2024, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $56.8 million.
Equity Investments with Readily Determinable Fair Values
We own a strategic minority equity investment in an autonomous technology company, which is being accounted for under ASC 321 and is recorded in other noncurrent assets on the consolidated condensed balance sheets. As of September 30, 2024 and December 31, 2023, the value of this investment was $0.1 million and $0.3 million, respectively. For additional information regarding the fair value of this equity investment, see Note 5 – Fair Value.

The following table summarizes the activity related to our equity investments with readily determinable fair values during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss on investments in equity securities, net	$37	$34	$227	$36
Portion of net unrealized loss for the period related to equity securities still held at the reporting date	37	35	227	28
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in the Autotech Fund pursuant to a limited partnership agreement. The Autotech Fund is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” As a limited partner, we will make periodic capital contributions toward this total commitment amount. As of September 30, 2024, our cumulative contributions in the Autotech Fund were $5.7 million. We contributed $2.4 million and $2.6 million to the Autotech Fund during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the value of our investment in the Autotech Fund was $4.7 million and $2.3 million, respectively, and is recorded in other noncurrent assets on the consolidated condensed balance sheets. The carrying amount of the Autotech Fund as of September 30, 2024 approximates its fair value as of June 30, 2024, as this is the most recent information available to us at this time. We recognized earnings of $0.3 million and $21 thousand from the Autotech Fund for the three and nine months ended September 30, 2024, respectively, and a loss of $0.1 million and $1.0 million from the Autotech Fund for the three and nine months ended September 30, 2023, respectively, which is reported in loss (earnings) from equity method investment on the consolidated statements of income.
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
We have entered into variable-for-fixed interest rate swap agreements in order to limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness. Under the terms of our interest rate swap agreements, we receive monthly variable-rate interest payments based on one-month Term SOFR and make monthly fixed-rate interest payments as specified in the interest rate swap agreements. We have designated our interest rate swap agreements as cash flow hedges. Changes in fair value of outstanding derivatives in cash flow hedges are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income until earnings are impacted by the hedged transactions. Two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $150.0 million matured in May 2024. In August 2024, we entered into a variable-for-fixed interest rate swap agreement with a notional amount of $75.0 million, maturing in 2028, and during the three months ended June 30, 2024, we entered into two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $150.0 million, maturing in 2027.
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

As of September 30, 2024 and December 31, 2023, our outstanding debt totaled $690.0 million and $648.8 million, respectively. As of September 30, 2024, our outstanding revolving credit loan balance under the 2022 Credit Agreement, consisted of:
•$335.0 million at a variable interest rate of 6.81%;
•$40.0 million which is effectively fixed at 6.45% with interest rate swap agreements through July 2025;
•$90.0 million which is effectively fixed at 6.12% with interest rate swap agreements through July 2026;
•$75.0 million which is effectively fixed at 6.23% with an interest rate swap agreement through April 2027;
•$75.0 million which is effectively fixed at 6.09% with an interest rate swap agreement through May 2027; and
•$75.0 million which is effectively fixed at 5.14% with an interest rate swap agreement through August 2028.
Subsequent to the end of the quarter, in October 2024, we borrowed $45.0 million on our revolving line of credit. Our total available borrowing capacity under the 2022 Credit Agreement was $379.1 million as of September 30, 2024, after considering $5.9 million in stand-by letters of credit under which we are obligated.
Availability of such funds under the current debt agreement is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of September 30, 2024, we were in compliance with these covenants.
At September 30, 2024, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2024 (remaining)	$—
2025	—
2026	—
2027	690,000
2028	—
Total	$690,000
(8) Commitments and Contingencies
We have committed to property and equipment purchases of approximately $81.1 million at September 30, 2024.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $42.8 million as of September 30, 2024, and $39.8 million as of December 31, 2023. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated condensed balance sheets as of September 30, 2024 and December 31, 2023.
The Company pursued an appeal of this verdict, and on May 18, 2023, the Texas Court of Appeals overruled Werner’s appeal and affirmed the trial court’s judgment. The Company has since filed a Petition for Review with the Texas Supreme Court, seeking further review of the Texas Court of Appeals decision. On August 30, 2024 the Texas Supreme Court granted the Company’s Petition for Review. Oral argument is scheduled for December 3, 2024. No assurances can be given regarding the outcome of the review.

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
The computation of basic and diluted earnings per share is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Werner	$6,565	$23,704	$22,342	$88,809
Weighted average common shares outstanding	61,808	63,390	62,659	63,360
Dilutive effect of stock-based awards	214	347	203	343
Shares used in computing diluted earnings per share	62,022	63,737	62,862	63,703
Basic earnings per share	$0.11	$0.37	$0.36	$1.40
Diluted earnings per share	$0.11	$0.37	$0.36	$1.39
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
The following tables summarize our segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues by Segment
Truckload Transportation Services	$522,803	$572,195	$1,610,998	$1,730,717
Werner Logistics	206,774	230,252	618,168	683,470
Other	18,698	19,212	55,118	59,089
Corporate	674	487	1,877	1,463
Subtotal	748,949	822,146	2,286,161	2,474,739
Inter-segment eliminations	(3,248)	(4,402)	(10,582)	(13,185)
Total	$745,701	$817,744	$2,275,579	$2,461,554

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Income (Loss) by Segment
Truckload Transportation Services	$21,607	$38,846	$63,445	$134,991
Werner Logistics	(345)	2,012	(2,124)	11,304
Other	(980)	(150)	(2,155)	313
Corporate	(2,687)	(2,808)	(6,372)	(8,124)
Total	$17,595	$37,900	$52,794	$138,484

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation and Amortization by Segment
Truckload Transportation Services	$64,352	$67,819	$196,857	$202,276
Werner Logistics	3,862	3,682	11,274	11,606
Other	2,541	2,946	7,808	8,733
Corporate	829	139	2,587	1,182
Total	$71,584	$74,586	$218,526	$223,797

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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for third quarter 2024 to third quarter 2023, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and equipment licensing fees (included in taxes and licenses expense). The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facility, as management deems necessary.

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

	Three Months Ended (3ME) September 30,				Nine Months Ended (9ME) September 30,				Percentage Change in Dollar Amounts
	2024		2023		2024		2023		3ME	9ME
(in thousands)	$	%	$	%	$	%	$	%	%	%
Operating revenues	$745,701	100.0	$817,744	100.0	$2,275,579	100.0	$2,461,554	100.0	(8.8)	(7.6)
Operating expenses:
Salaries, wages and benefits	258,335	34.6	268,054	32.8	783,492	34.4	802,742	32.6	(3.6)	(2.4)
Fuel	64,886	8.7	90,369	11.0	214,506	9.4	259,523	10.5	(28.2)	(17.3)
Supplies and maintenance	61,548	8.2	60,181	7.4	185,311	8.2	193,370	7.9	2.3	(4.2)
Taxes and licenses	23,565	3.2	25,852	3.2	74,223	3.3	76,685	3.1	(8.8)	(3.2)
Insurance and claims	27,678	3.7	31,261	3.8	95,937	4.2	104,552	4.2	(11.5)	(8.2)
Depreciation and amortization	71,584	9.6	74,586	9.1	218,526	9.6	223,797	9.1	(4.0)	(2.4)
Rent and purchased transportation	211,667	28.4	224,556	27.5	626,009	27.5	661,866	26.9	(5.7)	(5.4)
Communications and utilities	4,186	0.6	4,555	0.6	13,019	0.6	13,957	0.6	(8.1)	(6.7)
Other	4,657	0.6	430	—	11,762	0.5	(13,422)	(0.5)	983.0	(187.6)
Total operating expenses	728,106	97.6	779,844	95.4	2,222,785	97.7	2,323,070	94.4	(6.6)	(4.3)
Operating income	17,595	2.4	37,900	4.6	52,794	2.3	138,484	5.6	(53.6)	(61.9)
Total other expense, net	9,051	1.2	7,362	0.9	22,804	1.0	20,905	0.8	22.9	9.1
Income before income taxes	8,544	1.2	30,538	3.7	29,990	1.3	117,579	4.8	(72.0)	(74.5)
Income tax expense	2,004	0.3	7,034	0.8	8,002	0.3	28,521	1.2	(71.5)	(71.9)
Net income	6,540	0.9	23,504	2.9	21,988	1.0	89,058	3.6	(72.2)	(75.3)
Net loss (income) attributable to noncontrolling interest	25	—	200	—	354	—	(249)	—	(87.5)	(242.2)
Net income attributable to Werner	$6,565	0.9	$23,704	2.9	$22,342	1.0	$88,809	3.6	(72.3)	(74.8)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for the One-Way Truckload and Dedicated operating units within TTS.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
TTS segment (in thousands)	$	%	$	%	$	%	$	%
Trucking revenues, net of fuel surcharge	$449,864		$482,169		$1,377,883		$1,462,037
Trucking fuel surcharge revenues	62,749		82,735		205,698		247,713
Non-trucking and other operating revenues	10,190		7,291		27,417		20,967
Operating revenues	522,803	100.0	572,195	100.0	1,610,998	100.0	1,730,717	100.0
Operating expenses	501,196	95.9	533,349	93.2	1,547,553	96.1	1,595,726	92.2
Operating income	$21,607	4.1	$38,846	6.8	$63,445	3.9	$134,991	7.8

	Three Months Ended September 30,			Nine Months Ended September 30,
TTS segment	2024	2023	% Change	2024	2023	% Change
Average tractors in service	7,414	8,226	(9.9)%	7,660	8,379	(8.6)%
Average revenues per tractor per week (1)	$4,667	$4,509	3.5%	$4,612	$4,474	3.1%
Total tractors (at quarter end)
Company	7,155	7,905	(9.5)%	7,155	7,905	(9.5)%
Independent contractor	290	265	9.4%	290	265	9.4%
Total tractors	7,445	8,170	(8.9)%	7,445	8,170	(8.9)%
Total trailers (at quarter end)	25,860	27,150	(4.8)%	25,860	27,150	(4.8)%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$164,577	$175,690	(6.3)%	$502,697	$535,644	(6.2)%
Average tractors in service	2,605	2,972	(12.3)%	2,707	3,079	(12.1)%
Total tractors (at quarter end)	2,540	2,910	(12.7)%	2,540	2,910	(12.7)%
Average percentage of empty miles	15.33%	14.43%	6.2%	14.98%	14.18%	5.6%
Average revenues per tractor per week (1)	$4,860	$4,548	6.9%	$4,763	$4,460	6.8%
Average % change in revenues per total mile (1)	0.3%	(4.8)%		(1.2)%	(4.4)%
Average % change in total miles per tractor per week	6.6%	3.3%		5.9%	0.1%
Average completed trip length in miles (loaded)	578	564	2.5%	586	595	(1.5)%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$285,287	$306,479	(6.9)%	$875,186	$926,393	(5.5)%
Average tractors in service	4,809	5,254	(8.5)%	4,953	5,300	(6.5)%
Total tractors (at quarter end)	4,905	5,260	(6.7)%	4,905	5,260	(6.7)%
Average revenues per tractor per week (1)	$4,563	$4,488	1.7%	$4,531	$4,482	1.1%
(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Werner Logistics segment (in thousands)	$	%	$	%	$	%	$	%
Operating revenues	$206,774	100.0	$230,252	100.0	$618,168	100.0	$683,470	100.0
Operating expenses:
Purchased transportation expense	176,205	85.2	194,921	84.7	525,758	85.1	568,816	83.2
Other operating expenses	30,914	15.0	33,319	14.4	94,534	15.2	103,350	15.1
Total operating expenses	207,119	100.2	228,240	99.1	620,292	100.3	672,166	98.3
Operating income (loss)	$(345)	(0.2)	$2,012	0.9	$(2,124)	(0.3)	$11,304	1.7

	Three Months Ended September 30,			Nine Months Ended September 30,
Werner Logistics segment	2024	2023	% Change	2024	2023	% Change
Average tractors in service	20	37	(45.9)%	22	36	(38.9)%
Total tractors (at quarter end)	20	41	(51.2)%	20	41	(51.2)%
Total trailers (at quarter end)	3,475	2,865	21.3%	3,475	2,865	21.3%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Operating Revenues
Operating revenues decreased 8.8% for the three months ended September 30, 2024, compared to the same period of the prior year. When comparing third quarter 2024 to third quarter 2023, TTS segment revenues decreased $49.4 million, or 8.6%, and Werner Logistics revenues decreased $23.5 million, or 10.2%.
Dedicated freight demand remains steady and durable despite a continued challenging freight market, and the Dedicated customer retention rate and pipeline of opportunities remain strong. In One-Way Truckload, our pricing discipline, combined with better freight options and strong miles per tractor, led to a 6.9% increase in average revenues per tractor per week, net of fuel surcharge during third quarter 2024. Werner Logistics revenues and profitability continue to be impacted by ongoing pricing pressure.
Trucking revenues, net of fuel surcharge, decreased 6.7% in third quarter 2024 compared to third quarter 2023 due to a 9.9% decrease in the average number of tractors in service, partially offset by a 3.5% increase in average revenues per tractor per week, net of fuel surcharge. During third quarter 2024, One-Way Truckload average revenues per total mile, net of fuel surcharge, increased 0.3%. One-Way Truckload average tractors in service decreased 12.3%, partially offset with 6.6% higher average total miles per tractor per week in third quarter 2024. As a result, One-Way Truckload total miles were down only 6.6% compared to third quarter 2023. We expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet to remain flat or increase up to 3% in fourth quarter 2024 compared to fourth quarter 2023, as we see increasing opportunity for favorable rate changes going forward. Dedicated average revenues per tractor per week, net of fuel surcharge, increased 1.7%. We continue to expect Dedicated average revenues per tractor per week, net of fuel surcharge, to remain flat or increase up to 3% in 2024 compared to 2023.
The average number of tractors in service in the TTS segment decreased 9.9% to 7,414 in third quarter 2024 from 8,226 in third quarter 2023. The prolonged weak freight market combined with the impact from certain fleet losses as a result of maintaining our pricing and operating margin discipline resulted in fewer tractors at the end of third quarter 2024. We ended third quarter 2024 with 7,445 tractors in the TTS segment, a year-over-year decrease of 725 tractors compared to the end of third quarter 2023, and a sequential decrease of 15 tractors compared to the end of second quarter 2024. Within TTS, our Dedicated unit ended third quarter 2024 with 4,905 tractors (or 66% of our total TTS segment fleet) compared to 5,260 tractors (or 64%) a year ago. We currently expect our TTS segment fleet size at the end of 2024 to decrease in a range of 8% to 6% when compared to the fleet size at the end of 2023, as we see potential for a decrease in our Dedicated fleet, partially offset by growth in our One-Way fleet in fourth quarter 2024. We cannot predict whether future driver shortages, if any, would have a further adverse effect on our fleet size. If such a driver market shortage were to occur, it could result in further fleet size reductions, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues decreased 24.2% to $62.7 million in third quarter 2024 from $82.7 million in third quarter 2023. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three operating units. Werner Logistics recorded revenue and brokered freight expense of $3.2 million in third quarter 2024 and $4.4 million in third quarter 2023 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In third quarter 2024, Werner Logistics revenues decreased $23.5 million, or 10.2%, compared to third quarter 2023. Truckload Logistics revenues (75% of total Werner Logistics segment revenues) decreased $20.9 million, or 12%, in third quarter 2024, driven by a decrease in shipments, partially offset by an increase in revenue per shipment. The Power Only solution, which utilizes third-party carriers who provide only a driver and a tractor, represented a growing portion of the Truckload Logistics volume in third quarter 2024, as Power Only volumes increased over 18% in third quarter 2024 compared to third quarter 2023. Intermodal revenues (14% of total Werner Logistics segment revenues) increased $2.0 million, or 7%, in third quarter 2024, due to an increase in shipments, partially offset by lower revenue per shipment. Final Mile revenues (11% of total Werner Logistics segment revenues) decreased $4.6 million, or 17%, in third quarter 2024 due to lower volume for furniture and appliances, and timing of isolated churn ahead of new customer facilities being implemented. Werner Logistics had an operating loss of $0.3 million in third quarter 2024 compared to operating income of $2.0 million in third quarter 2023, and its operating margin percentage decreased to (0.2)% in third quarter 2024 from 0.9% in third quarter 2023. The operating environment continues to be competitive, which is pressuring Werner Logistics operating margins in the short term.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 97.6% in third quarter 2024 compared to 95.4% in third quarter 2023. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 20 through 22 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits decreased $9.7 million or 3.6% in third quarter 2024 compared to third quarter 2023 and increased 1.8% as a percentage of operating revenues to 34.6%. The lower dollar amount of salaries, wages and benefits expense in the third quarter of 2024 was due primarily to the impact of 12.2 million fewer company tractor miles and decreased non-driver pay in the third quarter 2024, partially offset by higher benefit costs resulting primarily from elevated health care claims. The decrease in non-driver pay was due primarily to a smaller average number of non-driver employees. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 11% in third quarter 2024 compared to third quarter 2023.
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

Fuel decreased $25.5 million or 28.2% in third quarter 2024 compared to third quarter 2023 and decreased 2.3% as a percentage of operating revenues, due primarily to lower average diesel fuel prices and 12.2 million fewer company tractor miles in third quarter 2024. Average diesel fuel prices were 69 cents per gallon lower in third quarter 2024 than in third quarter 2023 and were 16 cents per gallon lower than in second quarter 2024.
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
For October 2024, the average diesel fuel price per gallon was approximately 86 cents lower than the average diesel fuel price per gallon in October 2023 and approximately 58 cents lower than in fourth quarter 2023.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of September 30, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance increased $1.4 million or 2.3% in third quarter 2024 compared to third quarter 2023 and increased 0.8% as a percentage of operating revenues. Supplies and maintenance expense increased due primarily to the higher costs for over-the-road tractor maintenance despite 12.2 million fewer company tractor miles. We have taken steps to reduce repair and maintenance expense by growing our in-house maintenance capabilities throughout our terminal network.
Insurance and claims decreased $3.6 million or 11.5% in third quarter 2024 compared to third quarter 2023 and decreased 0.1% as a percentage of operating revenues. We had lower expense for small dollar liability claims, resulting primarily from lower expense for new claims and a higher amount of favorable reserve development. Our expense for large dollar liability claims was also lower, primarily due to a lower amount of unfavorable reserve development, partially offset by higher expense for new claims. Expense for new claims was impacted by decreased cost per claim in third quarter 2024 compared to third quarter 2023. We also incurred insurance and claims expense of $1.5 million in third quarter 2024 and $1.4 million for third quarter 2023, for accrued interest related to a previously-disclosed adverse jury verdict rendered on May 17, 2018, which we are continuing to defend. Interest is accrued at $0.5 million per month until such time as the outcome of the litigation is finalized, excluding months where the plaintiffs requested an extension of time to respond to our petition for review. For additional information related to this lawsuit, see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits.
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
Depreciation and amortization expense decreased $3.0 million or 4.0% in third quarter 2024 compared to third quarter 2023 and increased 0.5% as a percentage of operating revenues due primarily to decreases in depreciation of tractors as we had fewer average tractors in service, and technology equipment as we continue to transition to more cloud-based technology solutions. These decreases were partially offset by the higher cost of new tractors and trailers.
The average age of our tractor fleet remains low by industry standards and was 2.0 years as of September 30, 2024, and the average age of our trailers was 5.2 years. We are continuing to invest in new tractors and trailers, technology, and our terminal network in 2024 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs. During the remainder of 2024, we expect the average age of our tractor and trailer fleets to increase slightly.

Rent and purchased transportation expense decreased $12.9 million or 5.7% in third quarter 2024 compared to third quarter 2023, and increased 0.9% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations, payments to independent contractors in the TTS segment, and cloud-based technology fees. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics recorded revenue and brokered freight expense of $3.2 million in third quarter 2024 and $4.4 million in third quarter 2023 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics purchased transportation expense decreased $18.7 million in third quarter 2024 as a result of lower logistics revenues, but increased to 85.2% as a percentage of Werner Logistics revenues in third quarter 2024 from 84.7% in third quarter 2023 due to the competitive operating environment in 2024.
Rent and purchased transportation expense for the TTS segment increased $4.6 million in third quarter 2024 compared to third quarter 2023 due primarily to higher cloud-based technology fees and independent contractor miles, partially offset by lower reimbursements to independent contractors because of lower average diesel fuel prices. Independent contractor miles increased approximately 0.4 million miles in third quarter 2024 and as a percentage of total miles were 5.1% in third quarter 2024 compared to 4.6% in third quarter 2023. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses to the rent and purchased transportation category.
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
Other operating expenses increased $4.2 million in third quarter 2024 compared to third quarter 2023 and increased 0.6% as a percentage of operating revenues due to lower gains on sales of property and equipment (primarily used tractors and trailers), partially offset by decreased bad debt expense and decreased costs associated with professional technology services. Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $2.6 million in third quarter 2024 compared to $9.1 million in third quarter 2023. We sold fewer tractors and substantially more trailers in third quarter 2024 compared to third quarter 2023 and realized lower average gains per tractor and trailer due to lower pricing in the market for our used equipment. We expect our gains on sales of property and equipment to be considerably lower in 2024 compared to 2023, in a range between $7 million and $11 million for the year, not including gains of $1.8 million from the sale of real estate in second quarter 2024, as we expect lower pricing for our used equipment to continue.
Other Expense (Income)
Other expense, net of other income, increased $1.7 million in third quarter 2024 compared to third quarter 2023, due primarily to a $2.3 million increase in net interest expense, partially offset by a $0.4 million increase in the amount of earnings recognized from our equity method investment (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our equity method investment). Net interest expense increased due to the impact of replacing lower-cost debt and interest rate swaps with higher-cost debt and interest rate swaps upon maturity, an increase in average debt outstanding, and higher interest rates for variable-rate debt. In May 2024, we repaid the remaining outstanding principal balance under the BMO Term Loan using proceeds from the 2022 Credit Agreement, and two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $150.0 million matured. In August 2024, we entered into a variable-for-fixed interest rate swap with a notional amount of $75 million, and during the second quarter 2024, we entered into two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $150.0 million to limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further information on our debt and interest rate swaps). We continue to expect net interest expense for full-year 2024 to be higher than 2023, primarily due to repricing of the BMO Term Loan that matured in May 2024 and the impact of two lower-priced interest rate swaps that matured in May 2024 as described above.

Income Tax Expense
Income tax expense decreased $5.0 million in third quarter 2024 compared to third quarter 2023, due primarily to lower pre-tax income. Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 23.5% in third quarter 2024 compared to 23.0% in third quarter 2023. The lower effective income tax rate in both third quarter 2024 and 2023 are attributed primarily to favorable discrete income tax items. We currently estimate our full year 2024 effective income tax rate will increase to a range of 25.5% to 26.5%.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Operating Revenues
Operating revenues decreased 7.6% for the nine months ended September 30, 2024, compared to the same period of the prior year. When comparing the first nine months of 2024 to the first nine months of 2023, TTS segment revenues decreased $119.7 million, or 6.9%, and Werner Logistics revenues decreased $65.3 million, or 9.6%. In the TTS segment, trucking revenues, net of fuel surcharge, decreased $84.2 million, due primarily to an 8.6% decrease in average tractors in service, partially offset by a 3.1% increase in average revenues per tractor per week, net of fuel surcharge. TTS segment fuel surcharge revenues for the nine months ended September 30, 2024 decreased $42.0 million, or 17.0%, when compared to the same period of the prior year due to lower average diesel fuel prices in the 2024 period. The lower Logistics revenues resulted from continued pricing pressure.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 97.7% for the nine months ended September 30, 2024 and 94.4% for the nine months ended September 30, 2023. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 20 through 22 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits decreased $19.3 million, or 2.4%, in the first nine months of 2024 compared to the same period in 2023 and increased 1.8% as a percentage of operating revenues to 34.4%. The lower dollar amount of salaries, wages and benefits expense in the first nine months of 2024 was due primarily to the impact of 22.1 million fewer company tractor miles and decreased non-driver pay in the first nine months of 2024, partially offset by higher benefit costs. The decrease in non-driver pay was due primarily to a smaller average number of non-driver employees. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 10% in the first nine months of 2024 compared to the same period in 2023.
Fuel decreased $45.0 million, or 17.3%, in the first nine months of 2024 compared to the same period in 2023 and decreased 1.1% as a percentage of operating revenues due to lower average diesel fuel prices and 22.1 million fewer company tractor miles in the first nine months of 2024. Average diesel fuel prices were 35 cents per gallon lower in the first nine months of 2024 than in same period in 2023.
Supplies and maintenance decreased $8.1 million, or 4.2%, in the first nine months of 2024 compared to the same period in 2023 and increased 0.3% as a percentage of operating revenues. Supplies and maintenance expense decreased due primarily to lower driver and placement driver-related costs such as lodging and driver advertising, lower costs for over-the-road repairs and tires, and the impact of 22.1 million fewer company tractor miles. These decreases were partially offset by higher costs for tolls.
Insurance and claims decreased $8.6 million, or 8.2%, in the first nine months of 2024 compared to the same period in 2023 and remained flat as a percentage of operating revenues. We had lower expense for small dollar liability claims, resulting primarily from a higher amount of favorable reserve development, partially offset by higher expense for new claims. Our expense for large dollar liability claims was also lower, primarily due to a lower amount of unfavorable reserve development, partially offset by higher expense for new claims. Higher expense for new claims was impacted by increased cost per claim in the first nine months of 2024 compared to the same period in 2023.
Depreciation and amortization expense decreased $5.3 million, or 2.4%, in the first nine months of 2024 compared to the same period in 2023 and increased 0.5% as a percentage of operating revenues due primarily to decreases in depreciation of tractors as we had fewer average tractors in service, and technology equipment as we continue to transition to more cloud-based technology solutions. Depreciation of other service equipment also decreased due to certain assets becoming fully depreciated. These decreases were partially offset by the higher cost of new tractors and trailers.
Werner Logistics purchased transportation expense decreased $43.1 million in the first nine months of 2024 as a result of lower logistics revenues, and increased 1.9% as a percentage of Werner Logistics revenues to 85.1% in the first nine months of 2024 from 83.2% in the same period in 2023. Rent and purchased transportation expense for the TTS segment increased $4.4 million in the first nine months of 2024 compared to the same period in 2023 due primarily to higher cloud-based technology fees, partially offset by fewer independent contractor miles and lower reimbursements to independent contractors because of lower average diesel fuel prices in the first nine months of 2024. Independent contractor miles decreased approximately 0.9 million miles in the first nine months of 2024 and as a percentage of total miles were 4.7% in the first nine months of 2024 and 2023.
Other operating expenses increased $25.2 million in the first nine months of 2024 compared to the same period in 2023 and increased 1.0% as a percentage of operating revenues due primarily to lower gains on sales of property and equipment, partially offset by decreased costs associated with professional technology services and decreased bad debt expense. Gains on sales of property and equipment were $8.8 million in the first nine months of 2024, including $1.8 million from the sale of real estate, compared to $39.3 million in the same period in 2023. We sold fewer tractors and substantially more trailers in the first nine months of 2024 compared to the same period in 2023 and realized lower average gains per tractor and trailer due to lower pricing in the market for our used equipment.
Other Expense (Income)
Other expense, net of income, increased $1.9 million in the first nine months of 2024 compared to the same period in 2023 due primarily to a $3.2 million increase in net interest expense, partially offset by a $1.0 million increase in the amount of earnings from our equity method investment (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our equity method investment). Net interest expense increased due to the impact of replacing lower-cost debt and interest rate swaps with higher-cost debt and interest rate swaps upon certain maturities in the second quarter of 2024, and higher interest rates for variable-rate debt, partially offset by a decrease in average debt outstanding (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further information on our debt and interest rate swaps).
Income Tax Expense
Income tax expense decreased $20.5 million in the first nine months of 2024 compared to the same period in 2023, due primarily to lower pre-tax income, partially offset by an increase in the effective income tax rate. Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 26.7% in the first nine months of 2024 compared to 24.3% in the first nine months of 2023. The higher income tax rate was attributed primarily to differences in discrete income tax items in the first nine months of 2024.
Liquidity and Capital Resources:
We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment needed to support business strategies, the performance of the business, capital expenditures, borrowing arrangements, and working capital management. Capital expenditures, business acquisitions, stock repurchases, and dividend payments are components of our cash flow and capital management strategy, which to a large extent, can be adjusted in response to economic and other changes in the business environment. Management’s approach to capital allocation focuses on investing in key priorities that support our business and growth strategies and providing stockholder returns, while funding ongoing operations.
Management believes our financial position at September 30, 2024 is strong. As of September 30, 2024, we had $54.7 million of cash and cash equivalents and $1.4 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a $1.075 billion credit facility, for which our total available borrowing capacity was $379.1 million as of September 30, 2024 (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit agreements). After considering developments in the banking sector, we believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facility will provide sufficient funds to meet our cash requirements and our planned stockholder returns for the foreseeable future.
Item 7 of Part II of our 2023 Form 10-K includes our disclosure of material cash requirements as of December 31, 2023. There were no material changes in the nature of these items during the nine months ended September 30, 2024.
Cash Flows
During the nine months ended September 30, 2024, we generated cash flow from operations of $258.7 million, a 27.3% or $97.3 million decrease in cash flows compared to the same nine-month period a year ago. The decrease in net cash provided by operating activities was due primarily to a decrease in net income for the nine-month period ended September 30, 2024 and working capital changes. We were able to make net capital expenditures, repay debt, make strategic investments, pay dividends, and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by borrowings under our existing credit facility.
Net cash used in investing activities was $206.5 million for the nine-month period ended September 30, 2024 compared to $402.1 million during the same period in 2023. Net property and equipment additions (primarily revenue equipment) were $206.1 million for the nine-month period ended September 30, 2024, compared to $374.2 million during the same period of 2023. We currently estimate net capital expenditures (primarily revenue equipment) in 2024 to be in the range of $240 million to $260 million, compared to net capital expenditures in 2023 of $408.7 million. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facility, if necessary. As of September 30, 2024, we were committed to property and equipment purchases of approximately $81.1 million. During the nine-month period ended September 30, 2023, we purchased a $25.0 million subordinated promissory note from MLSI with a maturity date of January 24, 2030.
Net financing activities used $56.4 million during the nine months ended September 30, 2024 compared to $20.0 million during the same period in 2023. We had net borrowings on our debt of $41.3 million during the nine months ended September 30, 2024, increasing our outstanding debt to $690.0 million at September 30, 2024. We had net repayments on our debt of $3.8 million during the nine months ended September 30, 2023. We paid dividends of $26.4 million during the nine months ended September 30, 2024 and $25.3 million during the same period in 2023. We currently plan to continue paying a quarterly dividend.
Financing activities for the nine months ended September 30, 2024, also included common stock repurchases of 1,787,810 shares at a cost of $67.1 million. We did not repurchase any shares of common stock during the same period in 2023. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors. On May 14, 2024, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. Upon approval of the new program, the Board of Directors withdrew the previous stock repurchase authorization, which had 1,627,651 shares remaining available for repurchase. As of September 30, 2024, the Company had purchased 1,103,651 shares pursuant to the new authorization and had 3,896,349 shares remaining available for repurchase.
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
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of September 30, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $2.4 million and $1.3 million for third quarter 2024 and 2023, respectively. These losses were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $355.0 million of variable interest rate debt outstanding at September 30, 2024, for which the interest rate is effectively fixed at 5.97% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $335.0 million of variable interest rate debt outstanding at September 30, 2024. The interest rates on our credit facility are based on Secured Overnight Financing Rate (“SOFR”). See Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for further detail of our debt and interest rate swaps. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR interest rate would increase our interest expense by approximately $3.4 million for the next 12-month period.
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
The following risk factor amends and restates in its entirety the risk factor included in our 2023 Form 10-K. Only the last paragraph of this risk factor has been modified to describe recent events. There have been no other material changes from the risk factors disclosed in our 2023 Form 10-K.
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
During 2023, union organizing efforts occurred at two locations of a U.S. subsidiary, which resulted in fewer than 30 of our employees being represented by a union. In September 2024, that small group of drivers filed a petition seeking to decertify the union and end their union’s representation. The union responded by voluntarily ending its representation of those drivers and, as a result, those drivers are no longer unionized. Unionization, if broad-based, could have a material adverse effect on our costs, efficiency, and profitability. Driver or other employee dissatisfaction and regulations that govern organization procedures could impact our ability to effectively or timely address any organization efforts.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
On May 15, 2024, we announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of September 30, 2024, the Company had purchased 1,103,651 shares pursuant to this authorization and had 3,896,349 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.

No shares of common stock were repurchased during third quarter 2024 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.
Item 5. Other Information
Information Required to be Disclosed on Form 8-K
The following disclosure is provided under Item 5.03 of Form 8-K:
On November 8, 2024, the Board of Directors approved and adopted Revised and Restated By-Laws (the “Restated By-Laws”), which became effective immediately. Among other things, the amendments: (a) enhance the procedural mechanics and disclosure requirements relating to business proposals submitted and director nominations made by stockholders, including by adopting certain provisions to promote consistency with the SEC’s adoption of Rule 14a-19 under the Exchange Act, relating to the universal proxy rules, and by requiring certain background information regarding the proposing stockholders, proposed nominees or business (as applicable) and certain other persons related to such matters; (b) require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white; (c) enhance the organizational mechanics relating to the conduct of stockholder meetings, including, among other things, with respect to the fixing of record dates, the adjournment of meetings of stockholders and the appointment of inspectors of election; (d) state that action on a matter at a meeting of stockholders (other than the election of directors) is approved if the votes cast favoring the action exceed the votes cast opposing the action unless the vote of a greater number is required by law, the Company’s articles of incorporation, or the Restated By-Laws; (e) enhance the organizational mechanics relating to the Board of Directors, including, among other things, removing timing requirements with respect to the Nominating and Corporate Governance Committee’s recommendation of director nominees to the Board of Directors, revising the requirements relating to notice of meetings, and including the organizational mechanics relating to committee meetings and the ability of the Board of Directors to meet via teleconference or video conference; (f) enhance the procedures regarding a stockholder-requested special meeting, including requiring a stockholder seeking to call a special meeting to first request that the Board of Directors fix a record date to determine the stockholders entitled to demand a special meeting; (g) provide for certain procedures relating to the use of electronic signatures; and (h) revise certain provisions relating to the appointment and authority of the Company’s officers.
In addition to the changes described herein, the Restated By-Laws include various other revisions, including certain modernizing, technical, conforming and clarifying changes. The foregoing descriptions are not complete descriptions of the Restated By-Laws and all the rights and obligations thereunder and are qualified in their entirety by reference to the full text of the Restated By-Laws, which are filed as Exhibit 3(ii) to this Form 10-Q and incorporated herein by reference.
Changes to Stockholder Recommendation Procedures
On November 8, 2024, the Board of Directors replaced its current Policy Regarding Director Nominations by Stockholders (“Previous Recommendation Policy”) and Nominating Committee Directorship Guidelines and Selection Policy with a Director Selection Guidelines & Recommendation Policy (“New Policy”). The New Policy is available on our website, www.werner.com, under the “Investors” link (Corporate Governance heading).
Two requirements in the Previous Recommendation Policy have been removed. A stockholder is no longer required to meet a two percent (2%) stock ownership and twelve (12)-month stock holding period requirement to qualify to recommend a director candidate to the Board of Directors. A candidate recommended by the Board of Directors who did not receive at least twenty-five (25%) of the votes cast is no longer precluded from being a nominee for four (4) years.
The New Policy provides, among other requirements, that the recommending stockholder must submit all information necessary for proper disclosure of director nominee information in a proxy statement and such other information as the Nominating and Corporate Governance Committee may reasonably require, including without limitation certain information, representations or agreements as set forth in the Restated By-Laws. The Nominating and Corporate Governance Committee reviews stockholder-recommended candidates under the New Policy in the same manner as other candidates. The deadline for submitting a recommendation continues to be one hundred twenty (120) days prior to the first anniversary of the mailing date of the proxy statement relating to the previous annual meeting of stockholders.
In addition to the changes from the Previous Recommendation Policy described herein, the New Policy includes various other revisions, including certain modernizing, technical, conforming and clarifying changes. The foregoing is not a complete description of the New Policy and all the rights and obligations thereunder and are qualified in their entirety by reference to the full text of the New Policy on our website.
Director and Officer Trading Arrangements
During third quarter 2024, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Condensed Balance Sheets as of September 30, 2024 and December 31, 2023, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of September 30, 2024.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: November 12, 2024	By:	/s/ Christopher D. Wikoff
Christopher D. Wikoff
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 12, 2024	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President and Chief Accounting Officer