Form 10-K
period 2024-12-31
WERNER ENTERPRISES INC
filed 2025-02-26
CIK 793074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[Mark one]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and Directors are “affiliates” of the Registrant) as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.188 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported by Nasdaq).
As of February 7, 2025, 61,872,209 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for the Annual Meeting of Stockholders to be held May 13, 2025, are incorporated in Part III of this report.

WERNER ENTERPRISES, INC.

This Annual Report on Form 10-K for the year ended December 31, 2024 (this “Form 10-K”) and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. For further guidance, see Item 1A of Part I and Item 7 of Part II of this Form 10-K.
Unless otherwise indicated, references to “we,” “us,” “our,” “Company,” or “Werner” mean Werner Enterprises, Inc. and its subsidiaries.
PART I

ITEM 1.	BUSINESS
General
We are a transportation and logistics company engaged primarily in transporting truckload shipments of general commodities in both interstate and intrastate commerce. We also provide logistics services through our Werner Logistics segment. We believe we are one of the largest truckload carriers in the United States (based on total operating revenues), and our headquarters are located in Omaha, Nebraska, near the geographic center of our truckload service area. We were founded in 1956 by Clarence L. Werner, who started the business with one truck at the age of 19. We were incorporated in the State of Nebraska in September 1982 and completed our initial public offering in June 1986 with a fleet of 632 trucks as of February 1986. At the end of 2024, our Truckload Transportation Services (“TTS”) segment had a fleet of 7,450 trucks, of which 7,155 were company-operated and 295 were owned and operated by independent contractors. Our Werner Logistics division operated an additional 18 drayage company trucks and 134 Final Mile delivery trucks at the end of 2024. We have historically grown organically, and more recently through a combination of organic growth and business acquisitions (discussed below). Our business acquisitions expanded our fleet size, customer base, geographic market presence, and network of operational facilities. We remain open to considering acquisitions in North America truckload and logistics companies that are both additive to our business and accretive to our earnings.
We have two reportable segments – TTS and Werner Logistics. Our TTS segment is comprised of Dedicated and One-Way Truckload. Dedicated had 4,840 trucks as of December 31, 2024 and provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload had 2,610 trucks as of December 31, 2024 and includes the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Our TTS fleets operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by U.S. Department of Transportation (“DOT”) and pursuant to intrastate authority granted by various U.S. states. We also have authority to operate in several provinces of Canada and to provide through-trailer service into and out of Mexico. The principal types of freight we transport include retail store merchandise, consumer products, food and beverage products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.
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
Additional information regarding the 2022 business acquisitions is included in Note 2 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.
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
We operate in the truckload and logistics sectors of the transportation industry. Our TTS segment provides specialized services to customers based on (i) each customer’s trailer needs (such as van and temperature-controlled trailers), (ii) geographic area (regional and medium-to-long-haul van, including transport throughout Mexico and Canada), (iii) time-sensitive shipments (expedited) or (iv) conversion of their private fleet to us (dedicated). In 2024, TTS segment revenues accounted for 71% of total operating revenues, Werner Logistics revenues accounted for 27% of total operating revenues, and the remaining 2% was recorded in non-reportable segments. Our Werner Logistics segment manages the transportation and logistics requirements for customers, providing customers with additional sources of truck capacity, alternative modes of transportation, and systems analysis to optimize transportation needs. Werner Logistics services include (i) truck brokerage, (ii) freight management, (iii) intermodal transport, and (iv) final mile. Werner Logistics is highly dependent on qualified associates, information systems and the services of qualified third-party capacity providers. You can find the revenues generated by services that accounted for more than 10% of our consolidated revenues, consisting of TTS and Werner Logistics, for the last three years in Note 3 and Note 13 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.
We have a diversified freight base but are dependent on a relatively small number of customers for a significant portion of our revenues. During 2024, our largest 5, 10, 25 and 50 customers comprised 36%, 48%, 65% and 77% of our revenues, respectively. Our largest customer, Dollar General, accounted for 11% of our total revenues in 2024. Revenues generated by Dollar General are reported in both of our reportable operating segments. The industry groups of our top 50 customers are 62% retail and consumer products, 14% food and beverage, 16% manufacturing/industrial, and 8% logistics and other. Many of our One-Way Truckload customer contracts may be terminated upon 30 days’ notice, which is common in the truckload industry. We have longer-term Dedicated customer contracts, most of which are two to five years in length (including some contracts with annual evergreen clauses) and generally may be terminated by either party typically upon a notice period following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts on an annual basis.
Our company and independent contractor tractors are equipped with communication devices. These devices enable us and our drivers to conduct two-way communication using standardized and freeform messages. This technology also allows us to plan and monitor shipment progress. We automatically monitor truck movement and obtain specific data on the location of trucks at fixed intervals. Using the real-time global positioning data obtained from the devices, we have advanced application systems to improve customer and driver service. We were the first trucking company in the United States to receive an exemption from DOT to use a global positioning-based paperless log system as an alternative to the paper logbooks traditionally used by truck drivers to track their daily work activities. Since January 2021, we have used an untethered, tablet-based telematics solution that provides an enhanced and more efficient driver experience.

Safety is a high priority for us, which is demonstrated through our continued safety investments and initiatives, such as investing in equipment with the latest collision mitigation systems; leveraging new side-view camera technology; implementing in-cab and desktop technologies aimed at improving weather alerts; rerouting, and other situational awareness for our professional drivers and transportation management teams. Improved weather reporting aids in redirecting our professional drivers to safer routes, which may decrease claims and costs associated with claims.
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
Human Capital Resources
Employee Count: As of December 31, 2024, we employed 9,287 drivers; 696 mechanics and maintenance associates for the trucking operation; 1,552 office associates for the trucking operation; and 1,361 associates for Werner Logistics, international, driving schools and other non-trucking operations. Most of our associates are based in the U.S., with about 1% based in Mexico and Canada. None of our U.S. or Canadian associates are represented by a collective bargaining unit, and we generally consider relations with our associates to be good.
Health & Safety: Werner® fosters a robust safety culture focused on minimizing workplace incidents, risks, and hazards. In 2024, Werner continued to achieve reductions in workplace injuries and DOT preventable accidents per million miles. The Werner Safety Department oversees compliance and training for drivers under DOT regulations and Company policies. Key responsibilities include creating and delivering world-class training programs on driver certification, driver onboarding and testing, hazardous materials handling, and anti-human trafficking training. Our strong safety culture is demonstrated by ongoing investments in advanced equipment technologies, which lead to improved safety for our professional drivers. Nearly all of our company-owned trucks have collision-mitigation safety systems, automated manual transmissions, and forward-facing cameras.
Inclusion: At Werner, we embrace inclusion as a core value and support and encourage the different perspectives of our associates, our customers and our suppliers. Inclusion contributes to innovation, connects us to the many communities we serve, and empowers every associate to bring their whole self to Werner. We are proud to support 11 Associate Resource Groups (“ARGs”) to promote and maintain an inclusive culture for all associates by bringing together individuals from a wide range of backgrounds, experiences and perspectives to foster a sense of shared community.
In 2024, Werner was recognized among the Top Companies for Women to Work for in Transportation by the Women in Trucking Association. Werner has earned this recognition in each of the seven years it has been awarded. Werner was also recognized by Forbes as One of America’s Best Employers for Women 2024. These recognitions underscore Werner’s ongoing commitment to fostering an inclusive and supportive workplace for women across the organization. At Werner, our female driver workforce is double the national industry average, and over 60% of our driver associates are ethnically diverse. Additionally, over half of our Board of Directors (the “Board”) are female or ethnically diverse. In 2024, Werner was honored to be recognized as No. 3 on the Top 10 Military Friendly® Company, Brand, and Spouse Employer lists and No. 5 on the Top 10 Military Friendly® Employer list by VIQTORY. In 2024, Werner was also recognized with the National Award for Outstanding Large Employer of Veterans by the American Legion, and as a 5 Star Employer in the VETS Indexes Employer Awards. These awards recognize Werner’s commitment to recruiting, hiring, retaining, developing, and supporting veterans and the military-connected community. We are widely recognized as a transportation leader in military hiring with veterans and veteran spouses.
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
At Werner, we continue to take actions to strengthen our driver recruiting and retention to make Werner a preferred choice for the best drivers. Our efforts include offering competitive driver pay, maintaining a new truck and trailer fleet, purchasing best-in-class safety features for all new trucks, investing in our driver training school network and collaborating with customers to improve or eliminate unproductive freight. We are focused on providing strong mileage utilization and a large percentage of driving jobs in shorter-haul operations (such as Dedicated and Regional) that allow drivers to return home more often. We continue to improve our terminal network to enhance the driver experience. Our untethered, tablet-based telematics solution provides Werner drivers with a more efficient experience through smart workflow, best-in-class navigation, improved safety features and reduced manual data entry. While the trucking industry suffers from high driver turnover rates, we are proud that our efforts in recent years have continued to have positive results on our driver retention.
Talent Development: We utilize recent driver training school graduates as a source of new drivers. These drivers have completed a training program at a driver training school (including those owned and operated by Werner) and hold a commercial driver’s license. They continue to gain industry experience through our career track program by partnering with a Werner-certified leader. Upon the successful completion of our career track program, drivers will have the option to become a solo or a team driver with us. At the end of 2024, we operated a total of 20 driver training locations to assist with the training and development of drivers for our company and the industry.
Independent Contractors: We also recognize that independent contractors complement our company-employed drivers. As of December 31, 2024, we had 295 independent contractors. Independent contractors supply their own tractors and drivers and are responsible for their operating expenses. They provide us with another source of drivers to support our fleet. We, along with others in the trucking industry, however, continue to experience independent contractor recruitment and retention difficulties that have persisted over the past several years. Challenging operating conditions, including inflationary cost increases that are the responsibility of independent contractors and the availability and cost of equipment financing, continue to make it difficult to recruit and retain independent contractors.
Revenue Equipment
As of December 31, 2024, we operated 7,155 company tractors and 295 tractors owned by independent contractors in our TTS segment. Our Werner Logistics segment operated an additional 18 drayage company tractors and 134 Final Mile delivery trucks at the end of 2024. The TTS segment company tractors were primarily manufactured by Freightliner (a Daimler company), International (a Navistar company), and Kenworth and Peterbilt (both divisions of PACCAR). The Final Mile delivery trucks are primarily manufactured by Hino, International, and Freightliner. We adhere to a comprehensive maintenance program for both company tractors and trailers. We inspect independent contractor tractors prior to acceptance for compliance with Werner and DOT operational and safety requirements. We periodically inspect these tractors, in a manner similar to company tractor inspections, to monitor continued compliance. We also regulate the vehicle speed of company trucks to improve safety and fuel efficiency.
The average age of our TTS segment company truck fleet was 2.1 years at December 31, 2024 and 2023. The average age of our trailer fleet was 5.3 years at December 31, 2024, compared to 4.9 years at December 31, 2023. Our trucks are equipped with tablet-based telematics, and nearly all of our company-owned trucks have collision mitigation safety systems and automated manual transmissions.
We operated 28,665 trailers at December 31, 2024, comprised of dry vans, flatbeds, temperature-controlled, and other specialized trailers. Most of our company-owned trailers were manufactured by Wabash National Corporation and Great Dane. Nearly all of our dry van trailer fleet consisted of 53-foot composite trailers, and we also provide other trailer lengths to meet the specialized needs of certain customers. Substantially all of our trailers have satellite tracking devices.
Our wholly-owned subsidiary, Werner Fleet Sales, sells our used trucks and trailers. Werner Fleet Sales has been in business since 1992 and operates in eight locations. At times, we may also trade used trucks to original equipment manufacturers when purchasing new trucks.
Fuel
In 2024, we purchased nearly all of our fuel from a predetermined network of fuel truck stops throughout the United States comprised mostly of three large fuel truck stop chains. We negotiate discounted pricing based on historical purchase volumes with these fuel truck stop chains and other factors.
Shortages of fuel, increases in fuel prices and rationing of petroleum products can have a material adverse effect on our operations and profitability. Our customer fuel surcharge reimbursement programs generally enable us to recover from our customers a majority, but not all, of higher fuel prices compared to normalized average fuel prices. These fuel surcharges, which automatically adjust depending on the U.S. Department of Energy (“DOE”) weekly retail on-highway diesel fuel prices, enable us to recoup much of the higher cost of fuel when prices increase and provide customers with the benefit of lower fuel costs when fuel prices decline. We do not generally recoup higher fuel costs for empty and out-of-route miles (which are not billable to customers) and truck idle time. We cannot predict whether fuel prices will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
We maintain aboveground and underground fuel storage tanks at some of our terminals. Leakage or damage to these facilities could expose us to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.
We are committed to supporting global efforts to reduce carbon emissions and we continue to update our fleet of tractors to provide energy-efficient transportation options for our customers, including investing in and testing alternative fuels, utilizing advanced equipment technologies, and making additional fleet enhancements. We currently maintain a late-model truck fleet to take advantage of the latest technologies to reduce fuel consumption and emissions. Our future environmental goals include doubling intermodal usage by 2030, thereby further reducing emissions, and by 2035, reducing carbon emissions by 55% compared to a 2020 baseline.
Regulations
As a for-hire motor carrier, Werner is subject to federal, state, local, and international laws and regulations and is regulated by various federal, state, and local agencies including DOT, Federal Motor Carrier Safety Administration (“FMCSA”), U.S. Department of Homeland Security, and U.S. Environmental Protection Agency (“EPA”), among others.
DOT and FMCSA, an agency within DOT, generally govern matters such as safety requirements and compliance, including drug and alcohol testing, registration to engage in motor carrier operations, entry-level driver training, drivers’ hours of service, and certain mergers, consolidations, and acquisitions. Werner maintains a satisfactory safety rating, which is the highest available rating of the three safety ratings given by FMCSA. A conditional or unsatisfactory safety rating could adversely impact Werner’s business, as some of our customer contracts require a satisfactory rating. Werner must also comply with federal, state, and international regulations which govern equipment weight and dimensions. In July 2024, FMCSA held listening sessions on a prior Safety Fitness Determination (“SFD”) Notice of Proposed Rulemaking and discussed potentially moving to a new fitness rating methodology. Werner continues to monitor any developments on SFDs.
FMCSA’s Compliance, Safety, Accountability (“CSA”) initiative monitors the safety performance of motor carriers. CSA uses the Safety Measurement System (“SMS”) to analyze data from roadside inspections, crash reports, and investigation results. The Fixing America’s Surface Transportation (“FAST”) Act of 2015 directed FMCSA to remove from public view certain information regarding a carrier’s compliance and safety performance. The FAST Act also instructed FMCSA to study the accuracy of CSA and SMS data and issue a corrective action plan. FMCSA provided a report to Congress in 2020 outlining the changes it may make to the CSA program and published subsequent notices and information about potential changes to the SMS. In November 2024, FMCSA responded to public comments it received on proposed changes. However, it remains unclear if, when, and to what extent, any such changes will occur. Werner continues to monitor FMCSA’s actions and CSA related developments.
Motor carriers are required by FMCSA to perform annual random drug tests for 50% of existing drivers. This rate was increased from 25% to 50% on January 1, 2020, following the 2018 FMCSA Drug and Alcohol Testing Survey, which reported a positive test rate exceeding 1% for controlled substances industry wide. The minimum annual percentage rate for random alcohol testing remains at 10% for 2025.
The Infrastructure Investment and Jobs Act of 2021 required FMCSA to establish a pilot program to allow persons ages 18, 19, and 20 to operate commercial motor vehicles in interstate commerce. FMCSA’s Safe Driver Apprenticeship Pilot (“SDAP”) Program accepts applications by motor carriers who are willing to participate in the pilot program, and FMCSA plans to limit the participation to 1,000 carriers and 3,000 apprentices. In May 2024, Werner received FMCSA approval for 100 apprentice spots in the SDAP Program.
In November 2024, FMCSA proposed a rule to change existing broker transparency regulations. The proposed rule would require brokers to maintain records electronically, eliminate the distinction between brokerage and non-brokerage services, mandate records for each shipment including all charges, payments, and related claims, require brokers to provide records as a regulatory obligation, and mandate brokers provide all requested records within 48 hours. Werner is evaluating the proposed rule and its potential impact on its broker operations.

EPA and DOT announced in August 2016 Phase 2 of the Greenhouse Gas and Fuel Efficiency Standards for Medium and Heavy-Duty Trucks. The final rule requires a reduction of carbon emissions and fuel savings from engines, vehicles, and new trailers to be phased in over the next decade. In January 2020, EPA announced an Advance Notice of Proposed Rulemaking that would establish new standards for highway heavy-duty engines to lower nitrogen oxide emissions. In August 2021, EPA announced plans to reduce greenhouse gas emissions from Heavy-Duty Trucks through a series of rulemakings over the next three years. In December 2022, EPA adopted its first final rule, which sets stronger emissions standards to reduce air pollution, including pollutants that create ozone and particulate matter, from heavy-duty vehicles and engines starting in model year 2027. In March 2024, EPA released a Final Rule governing Greenhouse Gas (“GHG”) Emissions Standards for Heavy-Duty Vehicles - Phase 3, which requires more stringent greenhouse gas standards for heavy-duty vehicles and revises the “Phase 2” greenhouse gas standards established in 2016. Short haul (day cab) and long haul (sleeper cab) tractor GHG standards under the Final Rule phase in starting with model years 2028 through 2032. Werner continues to evaluate the Final Rule and any EPA-related developments impacting its fleet.
California’s ongoing emissions reduction goals have significantly impacted the industry. The California Air Resources Board (“CARB”) regulations apply to both in-state California carriers and carriers outside of California who own or dispatch equipment in the state. Werner is impacted by various CARB regulations including the Truck and Bus Regulation, Clean Truck Check (Heavy-Duty Inspection and Maintenance), Advanced Clean Trucks, Advanced Clean Fleets, Temperature Refrigeration Units, among other currently effective and forthcoming regulations. Werner continues to structure our fleet plans to operate compliant equipment in California. Approximately 5% of our truck miles in 2024 were in the state of California.
The U.S. Securities and Exchange Commission (“SEC”) issued a Final Rule in March 2024 requiring public companies to disclose, among other things, material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial conditions. The SEC has voluntarily stayed the Final Rule pending judicial review, and Werner is monitoring the status of the stay.
In 2023, California enacted two climate disclosure laws requiring Scope 1, 2, and 3 disclosures beginning in 2026. When implemented, SB 253 will require companies with revenues greater than $1 billion doing business in California to comprehensively report their Scope 1, 2, and 3 emissions and to obtain a third-party auditor assurance of their Scope 1 and 2 reports, and SB 261 will require U.S. businesses with over $500 million in revenue operating in California to disclose climate-related financial risks and mitigation thereof biannually publicly. Werner is monitoring ongoing litigation to invalidate SB 253 and SB 261.
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
Internet Website
We maintain an Internet website where you can find additional information regarding our business and operations. The website address is www.werner.com. On the website, we make certain investor information available free of charge, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, stock ownership reports filed under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. This information is included on our website as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also provide our corporate governance materials, such as Board committee charters and our Code of Corporate Conduct, on our website free of charge, and we may occasionally update these materials when necessary to comply with SEC and Nasdaq rules or to promote the effective and efficient governance of our company. Information provided on our website is not incorporated by reference into this Form 10-K.

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
We are sensitive to economic or geopolitical conditions, in particular, those that impact customer shipping volumes, industry freight demand, and industry truck capacity. Such conditions can include, among others, employment levels, business conditions, fuel and energy costs, public health crises, interest rates, tax rates, political conflict, and global trade policy. Tariffs or trade regulations may impact the cost or availability of materials, equipment, goods, and fuel. Impacts from any of the foregoing on (i) our suppliers could affect pricing or availability of needed goods and services and (ii) our customers could weaken their financial condition, increase our risk of bad debt losses, and decrease demand for our services (even if preceded by increased demand in anticipation of a trade regulation or other change). When conditions cause a decline in shipping volumes or an increase in available truck capacity, freight pricing generally becomes more competitive as carriers compete for loads to maintain truck productivity. Any of the foregoing may impact our results of operations and financial condition.
Labor and employment matters, including difficulty in recruiting and retaining experienced drivers, recent driver training school graduates and independent contractors, could impact our results of operations and financial condition.
At times, the trucking industry has experienced driver shortages. Driver turnover, recruiting and availability may be affected by changes in our customer base, fleet size, and workforce demographics; alternative employment opportunities and national unemployment rates; freight market conditions; availability of financial aid for driver training schools; and changing industry regulations. If such a shortage were to occur and driver pay rate increases became necessary to attract and retain drivers, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases. Additionally, a shortage of drivers could result in idled equipment, which would affect our profitability and limit growth opportunities.
The impact on independent contractors of inflationary cost increases and the market for and cost of financing equipment may affect their availability to us. In recent years, the classification of individuals as employees or independent contractors has gained increased attention among tax and other regulators, as well as plaintiffs’ attorneys who have pursued lawsuits against transportation companies alleging misclassification of employees and independent contractors resulting in significant damages. Changes that impact the classification of the relationship between us and our independent contractors could have a material adverse effect on our ability to recruit and retain them, which could negatively impact our operations. If pay rates for drivers or per-mile settlement rates for independent contractors increased, our results of operations would be negatively impacted to the extent that we could not obtain corresponding freight rate increases.
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
Increases in fuel prices and shortages of fuel can be caused by, among other things, changes in macroeconomic and geopolitical conditions. To lessen the effect of fluctuating fuel prices on our margins, we have fuel surcharge programs with our customers. These programs generally enable us to recover a majority, but not all, of the fuel price increases. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week. Fuel shortages, increases in fuel prices and petroleum product rationing could have a material adverse impact on our operations and profitability. To the extent that we cannot recover the higher cost of fuel through customer fuel surcharges, our financial results would be negatively impacted. As of December 31, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
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
A significant portion of our revenue is generated from key customers. During 2024, our largest 5, 10, 25 and 50 customers accounted for 36%, 48%, 65%, and 77% of revenues, respectively. Our largest customer, Dollar General, accounted for 11% of our total revenues in 2024. We do not have long-term contractual relationships with many of our key One-Way Truckload customers. Most of our Dedicated customer contracts are two to five years in length and generally may be terminated by either party typically upon a notice period following the expiration of the contract’s first year. We typically renegotiate rates with our customers for these Dedicated contracts annually. We cannot provide any assurance that key customer relationships will continue at the same levels. If a key customer substantially reduced or terminated our services, it could have a material adverse effect on our business and results of operations. We review our customers’ financial conditions for granting credit, monitor changes in customers’ financial conditions on an ongoing basis and review individual past-due balances and collection concerns. However, a key customer’s financial failure may negatively affect our results of operations.
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
Our results are affected by the success of our operations in Mexico and other foreign countries in which we operate (see Note 13 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K). We are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of the countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and United States export and import laws, changing tariff policies on imported goods, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but have been largely mitigated by the terms of the United States-Mexico-Canada Agreement (“USMCA”) for Mexico and Canada. The United States, Canada and Mexico ratified the USMCA as an overhaul and update to the North America Free Trade Agreement, and it became effective in July 2020. We believe Werner is one of the largest U.S. based truckload carriers in terms of freight volume shipped to and from the United States and Mexico. There are risks, sometimes unforeseen, associated with international operations. The agreement permitting cross border movements for both United States and Mexican based carriers into the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion on the cross-border lanes between countries. At the present time, immigration at the southern border has not negatively affected our operations; however, if the situation intensifies, operations could be affected.
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
We rely increasingly on cloud-based technology and depend on the stability, availability and security of our information systems to manage our business. Some of our software was developed internally or by adapting purchased software applications to suit our needs. Our information systems are used for various purposes including, without limitation, enhancing customer service, planning freight loads, communicating with and dispatching drivers and other capacity providers, billing and collecting from customers, paying vendors and associates, maintaining sensitive or confidential Company or third-party information or employee personal information, and generating financial, operational, and other information. We rely on strategic vendors for certain services that impact our systems and communications, such as integrated GPS and satellite communication services and Internet and telecommunications services. System disruption or unavailability could occur due to various events, including, without limitation, a power outage, a hardware or software failure, a cybersecurity threat or breach, a catastrophic occurrence, or the disruption of a vendor’s service to us. If any of our information systems, or those of our providers, become compromised or unavailable, or are taken offline in response to a threat or other event, certain critical functions may be disrupted, subject to manual performance, or fail.
Our mitigation of these risks includes, without limitation, using certain redundant computer hardware, tools and protocols to monitor and respond to threats, the work of a dedicated internal cybersecurity team, incident and crisis response plans, enterprise-wide information security policies and trainings, and the use of artificial intelligence. However, the security risks associated with information technology systems have increased in recent years because of the evolving sophistication, activities and methods of cyber attackers, including the use of artificial intelligence. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect, and often are not recognized until launched against a target, and we may be unable or fail to anticipate them or to implement adequate preventative measures. We may incur costs in responding to a specific event. Fortifying our systems after a cybersecurity event may be cost prohibitive. Our investments in cybersecurity may not be successful against an attack or malicious action.
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

A public health crisis, such as an epidemic, pandemic, or similar outbreak may have an adverse impact on our business, as well as the operations of our customers and suppliers.
An epidemic, pandemic or similar outbreak could result in a slowdown of economic activity and a disruption in supply chains. Our business is sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. Such conditions may also impact the financial condition of our customers, resulting in a greater risk of bad debt losses, and that of our suppliers, which may affect the availability or pricing of needed goods and services. Our future results could be impacted by the disruptive effects of an epidemic, pandemic or similar outbreak, including but not limited to adverse effects on freight volumes and pricing and availability of qualified personnel. Such outbreaks could affect our operations and business continuity if a significant number of our essential employees, overall or in a key location, are quarantined from contraction of or exposure to the disease or if future governmental orders prevent our employees or critical suppliers (including individuals that have not received mandated vaccinations) from working. Our compliance with mandates could lead to employee absences, resignations, labor disputes, or work stoppages. The degree of disruption is difficult to predict because of many factors, including the uncertainty surrounding the magnitude and duration of an outbreak, governmental actions that may be imposed, as well as the rate of economic recovery after an outbreak subsides. The unpredictable nature and uncertainty of a public health crisis could also magnify other risk factors disclosed above and makes it impractical to identify all potential risks.
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
If we fail to comply with applicable regulations, we could be subject to substantial fines or penalties and civil and criminal liability.
Increasing scrutiny from investors and other stakeholders regarding ESG related matters may have a negative impact on our business.
Companies across all industries are facing increasing scrutiny from investors and other stakeholders related to ESG matters, including practices and disclosures related to sustainability. Organizations that provide information to stakeholders (including customers and investors) on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some customers to evaluate their relationship with us and by some investors to inform their investment and proxy statement voting decisions. Unfavorable ESG ratings may lead to negative sentiment toward us by stakeholders, which could have a negative impact on our revenues, stock price and access to and costs of capital. While we believe our sustainability programs are balanced in the context of our business and stakeholder demands, we could draw criticism related to all or a portion of our sustainability initiatives.
Our ability to adequately communicate, through corporate sustainability reports and otherwise, the business reasons and stakeholder priorities that influence our sustainability programs, to successfully execute these initiatives and to accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives and goals do not meet the expectations of our customers, investors or other stakeholders, which continue to evolve and may be conflicting, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards in a timely manner, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
Risks Related to Financial Matters
Our earnings could be reduced by increases in the number of insurance claims, cost per claim, costs of insurance premiums, availability of insurance coverage, or a significant uninsured liability.
As a large transportation and logistics company, we are subject to claims and litigation risks regarding a variety of issues, including, without limitation, over-the-road accidents and contractual, labor and employment, environmental, regulatory, workers’ compensation, and data privacy matters. We are self-insured for a significant portion of liability resulting from bodily injury, property damage, cargo and associate workers’ compensation and health benefit claims. This is supplemented by premium-based insurance coverage with insurance carriers above our self-insurance level for each such type of coverage. To the extent we experience a significant increase in the number of claims, cost per claim (including costs resulting from large verdicts) or insurance premium costs for coverage in excess of our retention and deductible amounts, or if we incur a significant liability for which we do not have coverage, our operating results would be negatively affected. Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. In addition, the transportation industry has recently experienced significant increases in premiums for insurance coverage above self-insurance levels. Healthcare legislation and inflationary cost increases could also have a negative effect on our results.
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
Under our “Cloud First, Cloud Now” strategy, we prioritize usage of cloud-based technologies to foster innovation, enhance customer service, and meet the demands of the evolving logistics landscape. Cybersecurity is integrated into this strategy through investments in technology and skill development to help protect the confidentiality, integrity, and availability of our systems and electronic data. During the period covered by this Form 10-K and through the date of its filing, we have not experienced, to our knowledge, an information security breach or identified cybersecurity threat risks that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, we recognize that cybersecurity threats are continually evolving, as further addressed in Item 1A of Part I of this Form 10-K.
Our dedicated cybersecurity team, in coordination with our Chief Information Officer (“CIO”), assesses and manages risks by focusing on identity verification, system access controls, and governance, risk, and compliance processes. The CIO, with extensive information technology (“IT”) and strategic leadership experience, is supported by a director of cybersecurity, a Certified Information Systems Security Professional with significant military cybersecurity expertise, and a team holding various industry certifications and having collective cybersecurity experience of over 75 years. The CIO regularly reports cybersecurity matters to the Chief Executive Officer and executive leadership, for alignment with broader organizational goals.
The Audit Committee of the Board is responsible for oversight of risk management related to cybersecurity, policies and procedures related to the protection of Company proprietary and customer information, and compliance with data privacy requirements. It receives quarterly updates from our CIO on trends, threats, and technologies used to prevent, detect and respond to risks; reviews and provides feedback on employee education initiatives, crisis response strategies, and remediation measures; and reports to the Board on fulfillment of its cybersecurity risk management oversight.
We strive to align with the National Institute of Standards and Technology (NIST) cybersecurity maturity framework and leverage a range of tools, including artificial intelligence, software programs, logs, and data analyses, to detect anomalous activity and identify risks across our systems. Threat simulations, such as penetration testing, are conducted periodically to assess vulnerabilities, analyze results, and implement remediations. Additionally, we employ third-party services for monitoring risks posed by cyber-attackers, employees, and third-party vendors accessing or contributing to our systems. Our oversight of such vendors includes requiring them to undergo cybersecurity analyses through risk assessments, scorecards, and audits.

Depending on the services performed, we require certain vendor agreements to contain security and privacy addenda and require vendors to report to us cybersecurity breaches on their systems and/or impacts to our data.
We place high importance on conducting tabletop exercises to test and enhance our readiness for cybersecurity incidents. These exercises involve our Crisis Management Team, which includes representatives from executive management, legal, information technology, finance, operations, and marketing. The Crisis Management Team focuses on analyzing the scope, impact, and root cause of simulated incidents, while the marketing and legal departments, along with a team of executives, plan the messaging to customers, employees and other stakeholders deemed necessary or advisable in the circumstances. For compliance readiness, we monitor the legal and regulatory landscape associated with cybersecurity incidents. These exercises and activities provide valuable insights to improve transparency, messaging, response protocols, stakeholder confidence and organizational resilience in the event of a cyber crisis.
To manage material risks and enhance preparedness, we maintain a cyber insurance program integrated into our overall risk management framework. During insurance renewals, we collaborate with brokers and cyber experts to assess our program and align coverages with identified risks. In the event of a cybersecurity incident, our crisis management plan is triggered, mobilizing the Crisis Management Team to assess the situation and oversee critical decisions related to abatement, mitigation, and response. Responsive steps, each as deemed necessary or advisable and in addition to other elements of the plan, include engaging third-party forensic and other experts, coordinating communications with stakeholders, contacting law enforcement, and reporting incidents to the Board or Audit Committee. In a post-incident review, lessons learned are analyzed for incorporation into future protocols.
We foster a culture of cybersecurity awareness through regular phishing simulations, enterprise-wide security training, employee education on safe technology practices, and information security policies. We continue to evaluate cybersecurity risks and enhance our strategy to safeguard our operations and data as part of our commitment to operational resilience and innovation.

ITEM 2.	PROPERTIES
Our headquarters are located on approximately 136 acres near U.S. Interstate 80 west of Omaha, Nebraska, 52 acres of which are undeveloped. Our headquarter facilities have suitable space available to accommodate planned needs for at least the next three to five years. We also have several terminals throughout the United States, consisting of office and/or maintenance facilities. In addition, we own parcels of land in several locations in the United States for future terminal development. Our terminal and disaster recovery locations are described below:

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
At December 31, 2024, we leased (i) operational facilities, office space, and trailer parking yards in various locations throughout the United States and (ii) office space in Mexico and Canada. We own (i) a 96-room motel located near our Omaha headquarters; (ii) an 85-room hotel located near our Atlanta terminal; (iii) a 71-room private driver lodging facility at our Dallas terminal; (iv) six operational facilities located in Ohio, Indiana, Pennsylvania and Florida; and (v) a terminal facility in Queretaro, Mexico, which we lease to a third party. The Werner Fleet Sales network has eight locations, which are primarily located in certain terminals listed above. Our driver training schools operate in 20 locations in the United States, four of which are located in or near certain terminals listed above, five are located in company-owned facilities, and 11 are located in leased facilities.

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
Common Stock
Our common stock trades on the NASDAQ Global Select MarketSM tier of the Nasdaq Stock Market under the symbol “WERN”. As of February 7, 2025, our common stock was held by 427 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

250
225
200
175
150
125
100
75
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Werner Enterprises, Inc. (WERN)
Standard & Poor's 500
2023 Peer Group
2024 Peer Group

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Werner Enterprises, Inc. (WERN)	$100	$109	$134	$115	$122	$105
Standard & Poor’s 500	$100	$118	$152	$125	$158	$197
2023 Peer Group	$100	$131	$212	$175	$228	$206
2024 Peer Group	$100	$115	$163	$145	$166	$152
Assuming the investment of $100 on December 31, 2019, and reinvestment of all dividends, the graph above compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return of Standard & Poor’s 500 Market Index and our Peer Groups over the same period. In 2024, we selected a new Peer Group which includes companies in the trucking industry that are more similar to us than the companies included in the 2023 Peer Group. The 2024 Peer Group has the following companies: Covenant Logistics Group, Inc.; Heartland Express, Inc.; Hub Group, Inc.; JB Hunt Transport Services, Inc.; Knight-Swift Transportation Holdings, Inc.; Landstar System, Inc.; Marten Transport, LTD.; and Schneider National, Inc. ArcBest Corporation; Forward Air Corporation; Old Dominion Freight Line; and Saia, Inc. were removed from our 2024 Peer Group, and Daseke, Inc. (acquired by TFI International Inc. in 2024) was removed from our 2024 and 2023 Peer Groups. Our stock price was $35.92 as of December 31, 2024 (the last business day of fiscal year 2024). This price was used for purposes of calculating the total return on our common stock for the year ended December 31, 2024.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 15, 2024, we announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. Upon approval of the new program, the Board of Directors withdrew the previous stock repurchase authorization that was approved on November 9, 2021, which had 1,627,651 shares remaining available for repurchase. As of December 31, 2024, the Company had purchased 1,103,651 shares pursuant to the new authorization and had

3,896,349 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during fourth quarter 2024 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

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
Business Acquisitions:
We acquired the following entities in 2022:
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

Revenues for the operating segments (Dedicated and One-Way Truckload) within our TTS reportable segment are typically generated on a per-mile basis and also include revenues such as stop charges, loading and unloading charges, equipment detention charges and equipment repositioning charges. To mitigate our risk to fuel price increases, we recover additional fuel surcharge revenues from our customers that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods. Because fuel surcharge revenues fluctuate in response to changes in fuel costs, we identify them separately and exclude them from the statistical calculations to provide a more meaningful comparison between periods. The key statistics used to evaluate trucking revenues, net of fuel surcharge, are (i) average revenues per tractor per week, (ii) One-Way Truckload average revenues per total mile, (iii) average percentage of empty miles (miles without trailer cargo), (iv) average trip length (in loaded miles) and (v) average number of tractors in service. General economic conditions, seasonal trucking industry freight patterns and industry capacity are important factors that impact these statistics. Our TTS segment also generates a small amount of revenues categorized as non-trucking revenues, which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where the TTS segment utilizes a third-party capacity provider. We exclude such revenues from the statistical calculations.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for 2024 to 2023, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and non-driver salaries, wages and benefits. The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facility, as management deems necessary.
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
At the end of 2024, we believe we are well positioned with a strong balance sheet and sufficient liquidity. Our debt is at $650 million, or a net debt ratio (debt less cash) of 1.6 times earnings before interest, income taxes, depreciation and amortization for the year ended December 31, 2024. We had available liquidity of $460 million, considering cash and cash equivalents on hand and available borrowing capacity of $419 million. As of December 31, 2024, we were in compliance with our debt covenants and expect to continue to be in compliance in 2025. We currently plan to continue paying our quarterly dividend, which we have paid quarterly since 1987. This cash outlay currently results in approximately $9 million per quarter. Net capital expenditures (primarily revenue equipment) in 2025 currently are expected to be in the range of $185 million to $235 million.

Results of Operations:
The following table sets forth the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year.

	2024		2023		Percentage Change in Dollar Amounts
(in thousands)	$	%	$	%	%
Operating revenues	$3,030,258	100.0	$3,283,499	100.0	(7.7)
Operating expenses:
Salaries, wages and benefits	1,034,877	34.1	1,072,558	32.7	(3.5)
Fuel	275,413	9.1	345,001	10.5	(20.2)
Supplies and maintenance	246,061	8.1	256,494	7.8	(4.1)
Taxes and licenses	97,230	3.2	102,684	3.1	(5.3)
Insurance and claims	145,398	4.8	138,516	4.2	5.0
Depreciation and amortization	290,405	9.6	299,509	9.1	(3.0)
Rent and purchased transportation	844,870	27.9	886,284	27.0	(4.7)
Communications and utilities	17,195	0.6	18,480	0.6	(7.0)
Other	12,661	0.4	(12,443)	(0.4)	(201.8)
Total operating expenses	2,964,110	97.8	3,107,083	94.6	(4.6)
Operating income	66,148	2.2	176,416	5.4	(62.5)
Total other expense, net	23,666	0.8	28,635	0.9	(17.4)
Income before income taxes	42,482	1.4	147,781	4.5	(71.3)
Income tax expense	8,912	0.3	35,491	1.1	(74.9)
Net income	33,570	1.1	112,290	3.4	(70.1)
Net loss attributable to noncontrolling interest	663	—	92	—	620.7
Net income attributable to Werner	$34,233	1.1	$112,382	3.4	(69.5)

The following tables set forth the operating revenues, operating expenses and operating income for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for One-Way Truckload and Dedicated operations within TTS.

	2024		2023
TTS segment (in thousands)	$	%	$	%	% Chg
Trucking revenues, net of fuel surcharge	$1,836,581		$1,949,445		(5.8)%
Trucking fuel surcharge revenues	263,263		332,388		(20.8)%
Non-trucking and other operating revenues	38,449		28,977		32.7%
Operating revenues	2,138,293	100.0	2,310,810	100.0	(7.5)%
Operating expenses	2,063,127	96.5	2,141,480	92.7	(3.7)%
Operating income	$75,166	3.5	$169,330	7.3	(55.6)%

TTS segment	2024	2023	% Chg
Average tractors in service	7,619	8,326	(8.5)%
Average revenues per tractor per week (1)	$4,635	$4,502	3.0%
Total tractors (at year end)
Company	7,155	7,740	(7.6)%
Independent contractor	295	260	13.5%
Total tractors	7,450	8,000	(6.9)%
Total trailers (at year end)	25,495	27,850	(8.5)%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$672,598	$713,762	(5.8)%
Average tractors in service	2,695	3,042	(11.4)%
Total tractors (at year end)	2,610	2,735	(4.6)%
Average percentage of empty miles	15.25%	14.36%	6.2%
Average revenues per tractor per week (1)	$4,799	$4,512	6.4%
Average % change in revenues per total mile (1)	(1.2)%	(5.5)%
Average % change in total miles per tractor per week	7.6%	2.2%
Average completed trip length in miles (loaded)	582	595	(2.2)%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$1,163,983	$1,235,683	(5.8)%
Average tractors in service	4,924	5,284	(6.8)%
Total tractors (at year end)	4,840	5,265	(8.1)%
Average revenues per tractor per week (1)	$4,546	$4,496	1.1%
(1)Net of fuel surcharge revenues

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income, as well as certain statistical data regarding the Werner Logistics segment.

	2024		2023
Werner Logistics segment (in thousands)	$	%	$	%	% Chg
Operating revenues	$831,337	100.0	$910,433	100.0	(8.7)%
Operating expenses:
Purchased transportation expense	707,493	85.1	761,948	83.7	(7.1)%
Other operating expenses	124,725	15.0	132,606	14.6	(5.9)%
Total operating expenses	832,218	100.1	894,554	98.3	(7.0)%
Operating income (loss)	$(881)	(0.1)	$15,879	1.7	(105.5)%

Werner Logistics segment	2024	2023	% Chg
Average tractors in service	22	37	(40.5)%
Total tractors (at year end)	18	35	(48.6)%
Total trailers (at year end)	3,170	2,960	7.1%
Total containers (at year end)	200	—	N/A
2024 Compared to 2023
Operating Revenues
Operating revenues decreased 7.7% in 2024 compared to 2023. When comparing 2024 to 2023, TTS segment revenues decreased $172.5 million, or 7.5%. Revenues for the Werner Logistics segment decreased $79.1 million, or 8.7%.
While Dedicated customer retention rate and pipeline of opportunities remained strong throughout 2024, the first half of the year experienced a decline in the Dedicated fleet from isolated losses as a result of pricing discipline, followed by greater stability in the fleet during the second half of the year. In One-Way Truckload, our pricing discipline, combined with better freight options and strong miles per tractor, led to a 6.4% increase in average revenues per tractor per week, net of fuel surcharge during 2024. Werner Logistics revenues and profitability continue to be impacted by ongoing pricing pressure. The potential implementation of tariffs on goods imported from China, Mexico, and Canada are expected to impact supply chains, although, it is difficult to forecast the depth and duration of these impacts since the tariff policies continue to evolve. Absent uncertainties related to tariff policies, we anticipate a challenging but improving environment in 2025.
Trucking revenues, net of fuel surcharge, decreased 5.8% in 2024 compared to 2023 due to an 8.5% decrease in the average number of tractors in service, partially offset by a 3.0% increase in average revenues per tractor per week, net of fuel surcharge. During 2024, One-Way Truckload average revenues per total mile, net of fuel surcharge, decreased 1.2%. Despite an 11.4% decline in One-Way Truckload average tractors in service, One-Way Truckload total miles were only down 4.7%, due to the impact of a 7.6% increase in average total miles per tractor per week in 2024. Dedicated average revenues per tractor per week, net of fuel surcharge, increased 1.1%. Considering the freight market outlook, we expect average revenues per total mile, net of fuel surcharge, for the One-Way Truckload fleet to increase in a range of 1% to 4% in the first half of 2025 when compared to the first half of 2024, and we expect Dedicated average revenues per tractor per week, net of fuel surcharge, to remain flat or increase up to 3% in 2025 compared to 2024. TTS had operating income of $75.2 million in 2024 compared to $169.3 million in 2023, and its operating margin percentage decreased to 3.5% in 2024 from 7.3% in 2023. We believe rate improvements, as a result of our continued pricing discipline, will be the greatest lift to TTS operating margins going forward.
The average number of tractors in service in the TTS segment decreased 8.5% to 7,619 in 2024 compared to 8,326 in 2023. The prolonged weak freight market combined with the impact from certain fleet losses as a result of maintaining our pricing and operating margin discipline resulted in fewer tractors at the end of 2024. We ended 2024 with 7,450 tractors in the TTS segment, a year-over-year decrease of 550 tractors compared to the end of 2023. Within TTS, Dedicated ended 2024 with 4,840 tractors (or 65% of our total TTS segment fleet) compared to 5,265 tractors (or 66%) at the end of 2023. We currently expect our TTS segment fleet size at the end of 2025 to increase in a range of 1% to 5% when compared to the fleet size at the end of 2024, with more weighted to the second half of the year. We cannot predict whether future driver shortages, if any, would have a further adverse effect on our fleet size. If such a driver market shortage were to occur, it could result in further fleet size reductions, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues decreased 20.8% to $263.3 million in 2024 from $332.4 million in 2023 due primarily to lower average diesel fuel prices and the impact of 38.7 million fewer company tractor miles. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent DOE fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three operating units. Werner Logistics recorded revenue and brokered freight expense of $14.4 million in 2024 and $17.7 million in 2023 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics revenues decreased 8.7% to $831.3 million in 2024 from $910.4 million in 2023. Truckload Logistics revenues (76% of total Werner Logistics segment revenues) decreased $72.1 million, or 10%, compared to 2023, driven by a decrease in shipments and a decline in revenue per shipment. The Power Only solution, which utilizes third-party carriers who provide only a driver and a tractor, represented a growing portion of the Truckload Logistics volume in 2024, as Power Only volumes increased over 24% in 2024 compared to 2023. Intermodal revenues (13% of total Werner Logistics segment revenues) increased $2.3 million, or 2%, in 2024, due to an increase in shipments, partially offset by a decline in revenue per shipment. Final Mile revenues (11% of total Werner Logistics segment revenues) decreased $9.2 million, or 9%, in 2024 due to lower volume for furniture and appliances. Werner Logistics had an operating loss of $0.9 million in 2024 compared to operating income of $15.9 million in 2023, and its operating margin percentage decreased to (0.1)% in 2024 from 1.7% in 2023. The operating environment continues to be competitive, which is pressuring Werner Logistics operating margins.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 97.8% in 2024 compared to 94.6% in 2023. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 18 through 20 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits decreased $37.7 million, or 3.5%, in 2024 compared to 2023 and increased 1.4% as a percentage of operating revenues. The lower dollar amount of salaries, wages and benefits expense in 2024 was due primarily to the impact of 38.7 million fewer company tractor miles and decreased non-driver pay, partially offset by higher benefit costs resulting primarily from elevated health care claims. The decrease in non-driver pay was due primarily to a smaller average number of non-driver employees. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 8.5% in 2024 compared to 2023.
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
Fuel decreased $69.6 million, or 20.2%, in 2024 compared to 2023 and decreased 1.4% as a percentage of operating revenues due to lower average diesel fuel prices and 38.7 million fewer company tractor miles in 2024. Average diesel fuel prices, excluding fuel taxes, for the full year 2024 were 42 cents per gallon lower than the full year 2023, a 14% decrease.

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
Through February 16, the average diesel fuel price per gallon in 2025 was approximately 21 cents lower than the average diesel fuel price per gallon in the same period of 2024 and approximately 26 cents lower than the average for first quarter 2024.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of December 31, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance decreased $10.4 million, or 4.1%, in 2024 compared to 2023 and increased 0.3% as a percentage of operating revenues. Supplies and maintenance expense decreased due primarily to lower driver and placement driver-related costs such as lodging, driver advertising, and maintenance supplies, lower costs for tires and over-the-road repairs, and the impact of 38.7 million fewer company tractor miles in 2024. These decreases were partially offset by higher costs for tolls. We have taken steps to reduce repair and maintenance expense by growing our in-house maintenance capabilities throughout our terminal network.
Insurance and claims increased $6.9 million, or 5.0%, in 2024 compared to 2023 and increased 0.6% as a percentage of operating revenues. We had higher expense for large dollar liability claims, primarily due to a higher amount of unfavorable reserve development and higher expense for new claims. These increases were partially offset by lower expense for small dollar liability claims, resulting primarily from a higher amount of favorable reserve development and lower expense for new claims. We also incurred insurance and claims expense of $4.5 million and $5.7 million in 2024 and 2023, respectively, for accrued interest related to a previously-disclosed adverse jury verdict rendered on May 17, 2018, which we are continuing to defend. Interest is accrued at $0.5 million per month until such time as the outcome of the litigation is finalized, excluding months where the plaintiffs requested an extension of time to respond to our petition to review. For additional information related to this lawsuit, see Note 12 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. Our elevated insurance and claims expense is a reflection of the ongoing unprecedented rise in verdicts and litigation settlements across the industry, particularly for larger carriers. In contrast to these trends, in 2024 we produced near 20-year record lows in DOT preventable accidents per million miles, trailing only 2023.
We renewed our liability insurance policies on August 1, 2024 and are responsible for the first $15.0 million per claim on all claims with an annual $7.5 million aggregate for claims between $15.0 million and $20.0 million. For the policy year that began August 1, 2023 we were responsible for the first $10.0 million per claim on all claims with an annual $12.5 million aggregate for claims between $10.0 million and $20.0 million. We maintain liability insurance coverage with insurance carriers in excess of the $15.0 million per claim. Our liability insurance premiums for the policy year that began August 1, 2024 are lower than premiums for the previous policy year as a result of changes in our retention level and aggregate insurance limits.
Depreciation and amortization expense decreased $9.1 million, or 3.0%, in 2024 compared to 2023 and increased 0.5% as a percentage of operating revenues due primarily to decreases in depreciation of tractors as we had fewer average tractors in service, and technology equipment as we continue to transition to more cloud-based technology solutions. These decreases were partially offset by the higher cost of new tractors and trailers.
The average age of our tractor fleet remains low by industry standards and was 2.1 years as of December 31, 2024, and the average age of our trailers was 5.3 years. We continued to invest in new tractors and trailers, technology, and our terminal network in 2024 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs.
Rent and purchased transportation expense decreased $41.4 million, or 4.7%, in 2024 compared to 2023 and increased 0.9% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations, payments to independent contractors in the TTS segment, and cloud-based technology fees. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics recorded revenue and brokered freight expense of $14.4 million in 2024 and $17.7 million in 2023 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics purchased transportation expense decreased $54.5 million as a result of lower logistics revenues, but increased to 85.1% as a percentage of Werner Logistics revenues in 2024 from 83.7% in 2023 due to the competitive operating environment in 2024.
Rent and purchased transportation expense for the TTS segment increased $9.8 million in 2024 compared to 2023 due primarily to higher cloud-based technology fees, more independent contractor miles, and additional operational facility costs. These increases were partially offset by lower reimbursements to independent contractors because of lower average diesel fuel prices in 2024. Independent contractor miles increased 0.8 million miles in 2024 and as a percentage of total miles were 4.9% in 2024 compared to 4.6% in 2023. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses to the rent and purchased transportation category.
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
Other operating expenses increased $25.1 million in 2024 compared to 2023 and increased 0.8% as a percentage of operating revenues due primarily to lower gains on sales of property and equipment (primarily used tractors and trailers) and the impact of a $2.7 million net favorable change to a contingent earnout in 2023 related to the ReedTMS acquisition. These increases were partially offset by decreased costs associated with professional technology services and decreased bad debt expense. Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $15.3 million in 2024, including $7.0 million from the sale of real estate, compared to $42.4 million in 2023. In 2024, we sold fewer tractors and substantially more trailers than in 2023 and realized lower average gains per tractor and trailer due to lower pricing in the market for our used equipment. For the used tractor and trailer market, we expect stable demand and pricing through the first half of 2025, with moderate improvement in the second half of the year as a result of an improving operating environment, along with upcoming environmental regulations as carriers look to upgrade their fleets and prepare for these mandates. In 2025, we plan to sell fewer tractors and trailers at higher prices, resulting in expected gains on our used equipment to range between $8 million and $18 million.
Other Expense (Income)
Other expense, net of other income, decreased $5.0 million in 2024 compared to 2023 due primarily to an $8.2 million increase in the amount of gains on our investments in equity securities and a $1.6 million increase in the amount of earnings from our equity method investment (see Note 7 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K for information regarding our investments), partially offset by a $5.5 million increase in net interest expense. Net interest expense increased due to the impact of replacing lower-cost debt and interest rate swaps with higher-cost debt and interest rate swaps upon certain maturities in 2024 and higher interest rates for variable-rate debt, partially offset by a decrease in average debt outstanding. In May 2024, we repaid the remaining outstanding principal balance under the BMO Term Loan using proceeds from the 2022 Credit Agreement, and two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $150.0 million matured. Subsequent to May 2024, we entered into three variable-for-fixed interest rate swap agreements with an aggregate notional amount of $225.0 million to limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness (see Note 8 in the Notes to Consolidated Financial Statements set forth in Part II of this Form 10-K for further information on our debt and interest rate swaps). We expect net interest expense to be flat in 2025 compared to 2024, higher in the first half and lower in the second half of 2025.
Income Tax Expense
Income tax expense decreased $26.6 million in 2024 compared to 2023, due primarily to lower pre-tax income and a decrease in the effective income tax rate. Our effective income tax rate (income taxes expressed as a percentage of income before income taxes) was 21.0% in 2024 compared to 24.0% in 2023. The lower income tax rate was attributed primarily to certain discrete return-to-provision adjustments for a prior year. We currently estimate our full year 2025 effective income tax rate to be approximately 25.0% to 26.0%.
2023 Compared to 2022
For a comparison of the Company’s results of operations for the fiscal year ended December 31, 2023 to the fiscal year ended December 31, 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 26, 2024.
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
Management believes our financial position at December 31, 2024 is strong. As of December 31, 2024, we had $40.8 million of cash and cash equivalents and $1.5 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a $1.075 billion credit facility, for which our total available borrowing capacity was $419.1 million as of December 31, 2024. We believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facility will provide sufficient funds to meet our cash requirements and our planned stockholder returns for the foreseeable future.
Our material cash requirements include the following contractual and other obligations.
•Debt Obligations and Interest Payments – As of December 31, 2024, we had outstanding debt with an aggregate principal amount of $650.0 million, with $20.0 million expected to be paid within 12 months. Future interest payments associated with our debt obligations are estimated to be $120.4 million through 2028, with $39.7 million payable within 12 months. See Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our debt and the timing of expected future principal payments.
•Operating Leases – We have entered into operating leases primarily for real estate. As of December 31, 2024, we had fixed lease payment obligations of $57.3 million, with $17.4 million payable within 12 months. See Note 5 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our lease obligations and the timing of expected future payments.
•Purchase Obligations – As of December 31, 2024, we have committed to property and equipment purchases of approximately $47.7 million within the next 12 months.
In addition to our cash requirements, the Board of Directors has authorized us to deliver value to stockholders through stock repurchases and quarterly cash dividends. The stock repurchase program does not obligate the Company to acquire any specific number of shares. We plan to continue paying a quarterly dividend, which currently results in a cash outlay of approximately $9 million per quarter.
Cash Flows
We generated cash flow from operations of $329.7 million during 2024, a 30.5% or $144.6 million decrease in cash flows compared to $474.4 million during 2023. The decrease in net cash provided by operating activities was due primarily to a decrease in net income during 2024 and working capital changes. We were able to make net capital expenditures, repay debt, make strategic investments, pay dividends, and repurchase company stock with the net cash provided by operating activities and existing cash balances, supplemented by borrowings under our existing credit facility.
Net cash used in investing activities was $241.4 million during 2024 compared to $434.9 million during 2023. Net property and equipment additions (primarily revenue equipment) were $234.9 million during 2024 compared to $408.7 million during 2023. We currently estimate net capital expenditures (primarily revenue equipment) in 2025 to be in the range of $185 million to $235 million, which is lower than historical ranges as our portfolio evolves to be more asset light. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facility, if necessary. During 2023, we purchased a $25.0 million subordinated promissory note from Mastery Logistics Systems, Inc. with a maturity date of

January 24, 2030 (see Note 9 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for information regarding our notes receivable).
Net financing activities used $105.7 million during 2024 compared to $87.1 million during 2023. We had net borrowings on our debt of $1.3 million during 2024, slightly increasing our outstanding debt to $650.0 million at December 31, 2024. We had net repayments on our debt of $45.0 million during 2023. We paid dividends of $35.1 million during 2024 and $34.2 million during 2023. We increased our quarterly dividend rate by $0.01 per share, or 8%, beginning with the quarterly dividend paid in July 2023.
Financing activities for 2024 also included common stock repurchases of 1,787,810 shares at a cost of $67.1 million. We did not repurchase any shares of common stock in 2023. On May 14, 2024, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. Upon approval of the new program, the Board of Directors withdrew the previous stock repurchase authorization, which had 1,627,651 shares remaining available for repurchase. As of December 31, 2024, the Company had purchased 1,103,651 shares pursuant to the new authorization and had 3,896,349 shares remaining available for repurchase. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors.
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
Estimates of accrued liabilities for insurance and claims for bodily injury and property damage is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements. The accruals for bodily injury and property damage (current and non-current) are recorded at the estimated ultimate payment amounts and are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, we make judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity, and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. An independent actuary reviews our calculation of the undiscounted self-insurance reserves for bodily injury and property damage claims at year-end. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim. We have not made any material changes in the accounting methodology or assumptions used to calculate our accrued liabilities for insurance and claims for bodily injury and property damage during the past three years. At December 31, 2024 and 2023, we had an accrual of $330.6 million and $321.5 million, respectively, for estimated insurance and claims for (i) cargo loss and damage, (ii) bodily injury and property damage, (iii) group health, and (iv) workers’ compensation claims not covered by insurance. A 10% change in actuarial estimates for insurance and claims for bodily injury and property damage at December 31, 2024, would have changed our insurance and claims accrual by approximately $26.0 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of December 31, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $7.4 million for the year ended December 31, 2024 and gains were $6.1 million for the year ended December 31, 2023. These gains and losses were recorded in accumulated other comprehensive loss within stockholders’ equity in the consolidated balance sheets. The exchange rate between the Mexican Peso and the U.S. Dollar was 20.27 Pesos to $1.00 at December 31, 2024 compared to 16.89 Pesos to $1.00 at December 31, 2023.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $355.0 million of variable interest rate debt outstanding at December 31, 2024, for which the interest rate is effectively fixed at 5.97% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $295.0 million of variable interest rate debt outstanding at December 31, 2024. The interest rates on our credit facility are based on Secured Overnight Financing Rate (“SOFR”). See Note 8 in the Notes to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K for further detail of our debt and interest rate swaps. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR interest rate would increase our interest expense by approximately $3.1 million for the next 12-month period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Werner Enterprises, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Werner Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and temporary equity - redeemable noncontrolling interest, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes and financial statement schedule II valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of insurance and claims accruals
As discussed in Note 1 to the consolidated financial statements, the Company estimates the insurance and claims accruals related to (1) cargo loss and damage, (2) bodily injury and property damage, (3) group health, and (4) workers’ compensation claims not covered by insurance. The Company’s current and non-current insurance and claims accruals were $93.7 million and $236.9 million, respectively. The accruals specifically for bodily injury and property damage are based upon individual case estimates and actuarial estimates of loss development for reported losses and incurred-but-not-reported losses using loss development factors based upon past experience. In order to determine the loss development factors, the Company makes judgments relating to the comparability of historical claims to current claims. These judgments consider the nature, frequency, severity and age of claims, and industry, regulatory, and company-specific trends impacting the development of claims. The Company has an independent actuary review their calculation of these undiscounted insurance and claims accruals.
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
Omaha, Nebraska
February 26, 2025

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Operating revenues	$3,030,258	$3,283,499	$3,289,978
Operating expenses:
Salaries, wages and benefits	1,034,877	1,072,558	1,020,609
Fuel	275,413	345,001	437,299
Supplies and maintenance	246,061	256,494	253,096
Taxes and licenses	97,230	102,684	97,929
Insurance and claims	145,398	138,516	147,365
Depreciation and amortization	290,405	299,509	279,923
Rent and purchased transportation	844,870	886,284	777,464
Communications and utilities	17,195	18,480	15,856
Other	12,661	(12,443)	(62,639)
Total operating expenses	2,964,110	3,107,083	2,966,902
Operating income	66,148	176,416	323,076
Other expense (income):
Interest expense	39,212	33,535	11,828
Interest income	(6,898)	(6,701)	(1,731)
Loss (gain) on investments in equity securities, net	(7,930)	278	(12,195)
Loss (earnings) from equity method investment	(556)	1,046	—
Other	(162)	477	388
Total other expense (income)	23,666	28,635	(1,710)
Income before income taxes	42,482	147,781	324,786
Income tax expense	8,912	35,491	79,206
Net income	33,570	112,290	245,580
Net loss (income) attributable to noncontrolling interest	663	92	(4,324)
Net income attributable to Werner	$34,233	$112,382	$241,256
Earnings per share:
Basic	$0.55	$1.77	$3.76
Diluted	$0.55	$1.76	$3.74
Weighted-average common shares outstanding:
Basic	62,450	63,374	64,125
Diluted	62,662	63,718	64,579
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2024	2023	2022
Net income	$33,570	$112,290	$245,580
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,367)	6,120	2,426
Change in fair value of interest rate swaps, net of tax	(1,386)	(4,512)	6,886
Other comprehensive income (loss)	(8,753)	1,608	9,312
Comprehensive income	24,817	113,898	254,892
Comprehensive loss (income) attributable to noncontrolling interest	663	92	(4,324)
Comprehensive income attributable to Werner	$25,480	$113,990	$250,568
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$40,752	$61,723
Accounts receivable, trade, less allowance of $7,169 and $9,337, respectively	391,684	444,944
Other receivables	26,137	25,479
Inventories and supplies	14,183	18,077
Prepaid expenses	53,690	54,333
Other current assets	15,327	30,072
Total current assets	541,773	634,628
Property and equipment, at cost:
Land	128,678	115,989
Buildings and improvements	338,174	320,976
Revenue equipment	2,235,126	2,290,376
Service equipment and other	239,517	224,313
Total property and equipment	2,941,495	2,951,654
Less – accumulated depreciation	1,007,259	978,698
Property and equipment, net	1,934,236	1,972,956
Goodwill	129,104	129,104
Intangible assets, net	76,407	86,477
Other non-current assets	370,717	334,771
Total assets	$3,052,237	$3,157,936
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,429	$135,990
Current portion of long-term debt	20,000	2,500
Insurance and claims accruals	93,710	81,794
Accrued payroll	54,560	50,549
Accrued expenses	18,745	30,282
Other current liabilities	56,305	29,470
Total current liabilities	355,749	330,585
Long-term debt, net of current portion	630,000	646,250
Other long-term liabilities	66,173	54,275
Insurance and claims accruals, net of current portion	236,923	239,700
Deferred income taxes	269,516	320,180
Total liabilities	1,558,361	1,590,990
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	37,944	38,607
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 61,850,434 and 63,444,681 shares outstanding, respectively	805	805
Paid-in capital	137,889	134,894
Retained earnings	1,952,775	1,953,385
Accumulated other comprehensive loss	(18,437)	(9,684)
Treasury stock, at cost; 18,683,102 and 17,088,855 shares, respectively	(617,100)	(551,061)
Total stockholders’ equity	1,455,932	1,528,339
Total liabilities, temporary equity and stockholders’ equity	$3,052,237	$3,157,936
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$33,570	$112,290	$245,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	290,405	299,509	279,923
Deferred income taxes	(50,200)	8,153	42,553
Gain on disposal of property and equipment	(15,331)	(42,440)	(88,564)
Non-cash equity compensation	8,856	11,943	12,486
Insurance and claims accruals, net of current portion	(2,777)	(5,246)	7,726
Loss (gain) on investments in equity securities, net	(7,930)	278	(12,195)
Loss (earnings) from equity method investment	(556)	1,046	—
Other	(9,298)	(7,612)	(13,295)
Changes in certain working capital items:
Accounts receivable, net	53,260	73,921	3,174
Other current assets	16,703	10,266	(18,333)
Accounts payable	(10,391)	3,288	(3,665)
Other current liabilities	23,423	8,970	(6,679)
Net cash provided by operating activities	329,734	474,366	448,711
Cash flows from investing activities:
Additions to property and equipment	(413,799)	(598,785)	(507,252)
Proceeds from sales of property and equipment	178,912	190,087	189,673
Net cash invested in acquisitions	—	(188)	(184,118)
Investment in equity securities, net	(6,042)	(2,931)	(20,250)
Payments to acquire equity method investment	(3,820)	(3,385)	—
Purchase of promissory note	—	(25,000)	—
Decrease in notes receivable	3,301	5,258	7,614
Net cash used in investing activities	(241,448)	(434,944)	(514,333)
Cash flows from financing activities:
Repayments of short-term debt	(92,500)	(50,000)	(3,750)
Proceeds from issuance of short-term debt	110,000	45,000	—
Repayments of long-term debt	(221,250)	(90,000)	(100,000)
Proceeds from issuance of long-term debt	205,000	50,000	370,000
Dividends on common stock	(35,066)	(34,208)	(32,162)
Repurchases of common stock	(67,069)	—	(110,400)
Tax withholding related to net share settlements of restricted stock awards	(4,831)	(6,359)	(4,082)
Distribution to noncontrolling interest	—	—	(1,572)
Other	—	(1,500)	—
Net cash provided by (used in) financing activities	(105,716)	(87,067)	118,034
Effect of exchange rate fluctuations on cash	(3,541)	2,128	632
Net increase (decrease) in cash and cash equivalents	(20,971)	(45,517)	53,044
Cash and cash equivalents, beginning of period	61,723	107,240	54,196
Cash and cash equivalents, end of period	$40,752	$61,723	$107,240
Supplemental disclosures of cash flow information:
Interest paid	$40,156	$27,212	$11,186
Income taxes paid	25,831	17,892	40,313
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$2,577	$3,145	$5,577
Change in fair value of interest rate swaps	(1,386)	(4,512)	6,886
Property and equipment acquired included in accounts payable	1,069	14,239	5,937
Property and equipment disposed included in other receivables	—	—	110
Dividends accrued but not yet paid at end of period	8,659	8,882	8,220
Contingent consideration associated with acquisition	—	(800)	13,400
See Notes to Consolidated Financial Statements.

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST

(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2021	$805	$121,904	$1,667,104	$(20,604)	$(441,659)	$1,327,550	$35,947
Net income attributable to Werner	—	—	241,256	—	—	241,256	—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	4,324
Other comprehensive income	—	—	—	9,312	—	9,312	—
Repurchases of common stock, 2,710,304 shares	—	—	—	—	(110,400)	(110,400)	—
Dividends on common stock ($0.51 per share)	—	—	(32,487)	—	—	(32,487)	—
Equity compensation activity, 143,195 shares	—	(4,553)	—	—	471	(4,082)	—
Non-cash equity compensation expense	—	12,486	—	—	—	12,486	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,572)
BALANCE, December 31, 2022	805	129,837	1,875,873	(11,292)	(551,588)	1,443,635	38,699
Net income attributable to Werner	—	—	112,382	—	—	112,382	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(92)
Other comprehensive income	—	—	—	1,608	—	1,608	—
Dividends on common stock ($0.55 per share)	—	—	(34,870)	—	—	(34,870)	—
Equity compensation activity, 221,678 shares	—	(6,886)	—	—	527	(6,359)	—
Non-cash equity compensation expense	—	11,943	—	—	—	11,943	—
BALANCE, December 31, 2023	805	134,894	1,953,385	(9,684)	(551,061)	1,528,339	38,607
Net income attributable to Werner	—	—	34,233	—	—	34,233	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(663)
Other comprehensive loss	—	—	—	(8,753)	—	(8,753)	—
Repurchases of common stock, 1,787,810 shares	—	—	—	—	(67,069)	(67,069)	—
Dividends on common stock ($0.56 per share)	—	—	(34,843)	—	—	(34,843)	—
Equity compensation activity, 193,563 shares	—	(5,861)	—	—	1,030	(4,831)	—
Non-cash equity compensation expense	—	8,856	—	—	—	8,856	—
BALANCE, December 31, 2024	$805	$137,889	$1,952,775	$(18,437)	$(617,100)	$1,455,932	$37,944
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
Nature of Business: The Company is a truckload transportation and logistics provider operating under the jurisdiction of the U.S. Department of Transportation, similar governmental transportation agencies in the foreign countries in which we operate and various U.S. state regulatory authorities. Our ten largest customers comprised 48% of our revenues for the years ended December 31, 2024 and 2023, and 46% of our revenues for the year ended December 31, 2022. Our largest customer, Dollar General, accounted for 11%, 10%, and 14% of our total revenues in 2024, 2023, and 2022, respectively. Revenues generated by Dollar General are reported in both of our reportable operating segments. Dollar General accounted for 10% of our accounts receivable, trade balance as of December 31, 2024 and 2023.
Use of Management Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) reported amounts of revenues and expenses during the reporting period. The most significant estimates that affect our financial statements include the accrued liabilities for insurance and claims. Actual results could differ from those estimates.
Reclassification: The balance sheet caption formerly known as “prepaid taxes, licenses and permits” has been renamed “prepaid expenses.” In addition, $37.8 million of other prepaid expenses have been reclassified from other current assets to prepaid expenses on the consolidated balance sheet as of December 31, 2023. This reclassification was made to conform to the current financial statement presentation.
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
Depreciation expense was $280.3 million, $289.2 million, and $273.8 million for the years ended December 31, 2024, 2023, and 2022 respectively, and is reported in depreciation and amortization on the consolidated statements of income.
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
Long-Lived Assets and Intangible Assets: We review our long-lived assets and finite-lived intangible assets for impairment whenever events or circumstances indicate the carrying amount of such assets may not be recoverable. If based on that review, changes in circumstances indicate that the carrying amount of such assets may not be recoverable, we evaluate recoverability by comparing the undiscounted cash flows associated with the asset to the asset's carrying amount. We also evaluate the remaining useful lives of intangible assets to determine if events or trends warrant a revision to the remaining period of amortization. An impairment loss would be recognized if the carrying amount of the long-lived asset or intangible asset is not recoverable and the carrying amount exceeds its fair value. For long-lived assets classified as held and used, the carrying amount is not recoverable when the carrying value of the long-lived asset exceeds the sum of the future net cash flows. We do not separately identify assets by operating segment because tractors and trailers are routinely transferred from one operating fleet to another. As a result, none of our long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all of our assets. No impairment charges were recorded during the years ended December 31, 2024, 2023, and 2022.
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
Our self-insured retention (“SIR”) for workers’ compensation claims is $2.0 million per claim, with premium-based coverage (issued by insurance companies) for claims exceeding this amount. We also maintain a $25.1 million bond for the State of Nebraska and a $15.1 million bond for our workers’ compensation insurance carrier.
Under these insurance arrangements, we maintained $4.3 million in letters of credit and $46.9 million in additional bonds as of December 31, 2024.
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

	Years Ended December 31,
	2024	2023	2022
Net income attributable to Werner	$34,233	$112,382	$241,256
Weighted average common shares outstanding	62,450	63,374	64,125
Dilutive effect of stock-based awards	212	344	454
Shares used in computing diluted earnings per share	62,662	63,718	64,579
Basic earnings per share	$0.55	$1.77	$3.76
Diluted earnings per share	$0.55	$1.76	$3.74
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
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2024, 2023, and 2022, comprehensive income consists of net income, foreign currency translation adjustments and change in fair value of interest rate swaps. The components of accumulated other comprehensive loss reported in the consolidated balance sheets as of December 31, 2024 and 2023, consisted of foreign currency translation adjustment losses of $17.4 million and $10.0 million, respectively, and losses of $1.0 million and gains of $0.3 million related to changes in fair value of interest rate swaps, net of tax, respectively.
New Accounting Pronouncements Adopted: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, with the objective of improving financial reporting, primarily through enhanced disclosures about significant segment expenses. On December 31, 2024, we adopted ASU 2023-07 using a retrospective approach. Adoption of the standard enhanced our reportable segment disclosures, see Note 13 – Segment Information, but did not impact our results of operations, cash flows, and financial condition.
Recently Issued Accounting Pronouncements, Not Yet Effective: In December 2023, FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, with the objective of enhancing the transparency and decision usefulness of income tax information through income tax disclosure improvements, primarily related to the rate reconciliation and income taxes paid information. The provisions of this update are effective for annual periods beginning after December 15, 2024, using a prospective approach. Retrospective application is permitted. We are evaluating the impact of adopting ASU 2023-09, and we expect this ASU to impact our disclosures but not our results of operations, cash flows, and financial condition.
In November 2024, the FASB issued ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public business entities to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The provisions of this update are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, using either a prospective or retrospective approach. We are evaluating the impact of adopting ASU 2024-03, and we expect this ASU to impact our disclosures but not our results of operations, cash flows, and financial condition.

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
The following table presents our revenues disaggregated by revenue source (in thousands):

	Years Ended December 31,
	2024	2023	2022
Truckload Transportation Services	$2,138,293	$2,310,810	$2,428,686
Werner Logistics	831,337	910,433	793,492
Inter-segment eliminations	(14,429)	(17,690)	(5,218)
Transportation services	2,955,201	3,203,553	3,216,960
Other revenues	75,057	79,946	73,018
Total revenues	$3,030,258	$3,283,499	$3,289,978

The following table presents our revenues disaggregated by geographic areas in which we conduct business (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$2,854,184	$3,089,205	$3,051,788
Mexico	147,761	159,170	191,126
Other	28,313	35,124	47,064
Total revenues	$3,030,258	$3,283,499	$3,289,978
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
Other Revenues
Other revenues include revenues from our driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, and other business activities. These revenues are generally recognized over time and accounted for 2% of our total revenues in 2024, 2023 and 2022. Revenues from our driver training schools require us to make judgments regarding price concessions in determining the amount of revenues to recognize.
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At December 31, 2024 and 2023, the accounts receivable, trade, net, balance was $391.7 million and $444.9 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At December 31, 2024 and 2023, the balance of contract assets was $6.3 million and $7.4 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.

Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At December 31, 2024 and 2023, the balance of contract liabilities was $1.4 million and $0.9 million, respectively. The amount of revenues recognized in 2024 that was included in the December 31, 2023 contract liability balance was $0.9 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During 2024, 2023, and 2022, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.
(4) GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill by segment (in thousands):

	TTS	Werner Logistics	Total
Balance as of December 31, 2022	$53,897	$78,820	$132,717
Purchase accounting adjustments (1)	(7,841)	4,228	(3,613)
Balance as of December 31, 2023	$46,056	$83,048	$129,104

Balance as of December 31, 2024	$46,056	$83,048	$129,104
(1) The purchase accounting adjustments consist of post-closing adjustments related to net assets assumed in the acquisition of ReedTMS.
The following table presents acquired intangible assets (in thousands):

	December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,200	$(22,009)	$58,191	$80,200	$(13,989)	$66,211
Trade names	24,600	(6,384)	18,216	24,600	(4,334)	20,266
Total intangible assets	$104,800	$(28,393)	$76,407	$104,800	$(18,323)	$86,477
Amortization expense on intangible assets was $10.1 million, $10.3 million, and $6.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is reported in depreciation and amortization on the consolidated statements of income.
As of December 31, 2024, the estimated future amortization expense for intangible assets by year is as follows (in thousands):

2025	$10,070
2026	10,070
2027	10,070
2028	10,070
2029	10,070
Thereafter (to 2034)	26,057
Total	$76,407
(5) LEASES
We have entered into operating leases primarily for real estate. The leases have terms which range from 2 years to 18 years, and some include options to renew. Renewal terms are included in the lease term when it is reasonably certain that we will exercise the option to renew.

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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	December 31,
	2024	2023
Right-of-use assets (recorded in other non-current assets)	$49,599	$34,814
Current lease liabilities (recorded in other current liabilities)	$15,352	$9,017
Long-term lease liabilities (recorded in other long-term liabilities)	36,406	27,495
Total operating lease liabilities	$51,758	$36,512
Weighted-average remaining lease term for operating leases	4.75 years	6.15 years
Weighted-average discount rate for operating leases	5.0%	3.6%
The following table presents the maturities of operating lease liabilities as of December 31, 2024 (in thousands):

2025	$17,441
2026	15,734
2027	7,990
2028	6,577
2029	3,807
Thereafter	5,748
Total undiscounted operating lease payments	$57,297
Less: Imputed interest	(5,539)
Present value of operating lease liabilities	$51,758
Cash Flows
During the years ended December 31, 2024, 2023, and 2022, right-of-use assets of $26.1 million, $4.7 million, and $14.7 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities, and we acquired right-of-use assets of $8.3 million as a result of our business acquisitions during the year ended December 31, 2022. Cash paid for amounts included in the present value of operating lease liabilities was $12.1 million, $11.1 million, and $8.5 million during the years ended December 31, 2024, 2023, and 2022, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $19.3 million, $22.5 million, and $22.1 million during the years ended December 31, 2024, 2023, and 2022, respectively. This expense included $12.5 million, $11.5 million, and $9.4 million for long-term operating leases for the years ended December 31, 2024, 2023, and 2022, respectively, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers (revenue equipment) under operating leases with initial terms of 1 year to 10 years. At times, we also lease or sublease real estate to third parties. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues for the years ended December 31, 2024, 2023, and 2022 were $9.6 million, $10.9 million, and

$10.7 million, respectively. The following table presents information about the maturities of these operating leases as of December 31, 2024 (in thousands):

2025	$7,207
2026	600
2027	71
2028	—
2029	—
Thereafter	—
Total	$7,878
The owned assets underlying our leases as lessor primarily consist of revenue equipment. As of December 31, 2024 and 2023, the gross carrying value of such revenue equipment underlying these leases was $61.8 million and $62.2 million, respectively, and accumulated depreciation was $26.7 million and $29.7 million, respectively. Depreciation expense for these assets was $7.4 million, $8.2 million, and $7.8 million during the years ended December 31, 2024, 2023, and 2022, respectively.
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

The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value
	Level in Fair	December 31,
	Value Hierarchy	2024	2023
Assets:
Other current assets:
Pay-fixed interest rate swaps (1)	2	$—	$2,261
Other non-current assets:
Pay-fixed interest rate swaps (1)	2	1,162	—
Equity securities (2)	1	141	310
Total other non-current assets		1,303	310
Total assets at fair value		$1,303	$2,571
Liabilities:
Other current liabilities:
Pay-fixed interest rate swaps (1)	2	$134	$—
Other long-term liabilities:
Pay-fixed interest rate swaps (1)	2	2,420	1,792
Contingent consideration associated with acquisitions	3	9,315	8,896
Total other long-term liabilities		11,735	10,688
Total liabilities at fair value		$11,869	$10,688
(1) Pay-fixed interest rate swaps are measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. See Note 8 – Debt and Credit Facilities for further information on our interest rate swaps.
(2) Represents our investment in an autonomous technology company. For additional information regarding the valuation of this equity security, see Note 7 – Investments.
The following table presents changes in the fair value of our contingent earnout liabilities for the years ended December 31, 2024 and 2023 (in thousands):

Balance as of December 31, 2022	$13,400
Measurement period adjustment associated with the acquisition of ReedTMS (1)	(800)
Payment for contingent consideration (2)	(1,500)
Change in fair value (3)	(2,204)
Balance as of December 31, 2023	8,896
Change in fair value	419
Balance as of December 31, 2024	$9,315
(1) The measurement period adjustment was recorded in goodwill on the consolidated balance sheet.
(2) The contingent earnout period related to the ReedTMS acquisition ended on December 31, 2023 and resulted in an additional cash payment, as certain financial performance goals were achieved.
(3) Includes a net favorable change of $2.7 million to the contingent earnout liability related to the ReedTMS acquisition for the year ended December 31, 2023.
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
The carrying amount of our fixed-rate debt not measured at fair value on a recurring basis was $88.8 million as of December 31, 2023. We had no fixed-rate debt outstanding as of December 31, 2024. The estimated fair value of our fixed-rate debt using the income approach, based on its net present value, discounted at our current borrowing rate, was $86.7 million as of December 31, 2023 (categorized as Level 2 of the fair value hierarchy). The carrying amount of our variable-rate long-term debt approximates fair value due to the duration of our credit arrangement and the variable interest rate.
(7) INVESTMENTS
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values primarily consist of our investment in MLSI, a transportation management systems company. MLSI has developed a cloud-based transportation management system using its SaaS technology, and we have obtained a license. Our investments are being accounted for under ASC 321 using the measurement alternative, and are recorded in other noncurrent assets on the consolidated balance sheets. We record changes in the values of our investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of December 31, 2024 and 2023, the value of our investment in MLSI was $103.9 million and $89.8 million, respectively, and the value of our other equity investments without readily determinable fair values was $358 thousand and $316 thousand, respectively.
The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Investment in equity securities	$6,042	$3,066	$20,250
Upward adjustments (1)	$8,099	$—	$28,638
(1) During 2024 and 2022, investments by third parties resulted in the remeasurements of our investment in MLSI. Our updated investment values were based upon the prices paid by third parties.
As of December 31, 2024, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $64.9 million.
Equity Investments with Readily Determinable Fair Values
We own a strategic minority equity investment in an autonomous technology company, which is being accounted for under ASC 321 and is recorded in other noncurrent assets on the consolidated balance sheets. As of December 31, 2024 and 2023, the value of this investment was $0.1 million and $0.3 million, respectively. For additional information regarding the fair value of this equity investment, see Note 6 – Fair Value.
The following table summarizes the activity related to our equity investments with readily determinable fair values during the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Loss on investments in equity securities, net	$169	$278	$16,443
Portion of net unrealized loss for the period related to equity securities still held at the reporting date	$169	$270	$16,443
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in the Autotech Fund pursuant to a limited partnership agreement. The Autotech Fund is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” As a limited partner, we will make periodic capital contributions toward this total commitment amount. As of December 31, 2024 and 2023, the value of our investment in the Autotech Fund was $6.7 million and $2.3 million, respectively, and is recorded in other noncurrent assets on the consolidated balance sheets. The carrying amount of the Autotech Fund as of December 31, 2024 approximates its fair value as of September 30, 2024, as this is the most recent information available to us at this time. The following table summarizes the activity related to our equity method investment during the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Capital contributions	$3,820	$3,385	N/A
Loss (earnings) from equity method investment	$(556)	$1,046	N/A
As of December 31, 2024, our cumulative capital contributions in the Autotech Fund were $7.2 million.
(8) DEBT AND CREDIT FACILITIES
On December 20, 2022, we entered into a $1.075 billion unsecured credit facility with a group of lenders (the “2022 Credit Agreement”), replacing our previous credit facilities. The 2022 Credit Agreement is scheduled to mature on December 20, 2027, and has a $100.0 million maximum limit for the aggregate amount of letters of credit issued.
Revolving credit loans drawn under the 2022 Credit Agreement bear interest, at our option, at (i) the Base Rate (the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, or (c) the one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.10%), plus a margin ranging between 0.125% and 0.750%, or (ii) Term SOFR plus 0.10% and a margin ranging between 1.125% and 1.750%. Swingline loans drawn under the 2022 Credit Agreement bear interest at the Base Rate, as defined above, plus a margin ranging between 0.125% and 0.750%. The 2022 Credit Agreement also requires us to pay quarterly (i) a letter of credit commission on the daily amount available to be drawn under such standby letters of credit at rates ranging between 1.125% and 1.750% per annum and (ii) a nonrefundable commitment fee on the average daily unused amount of the commitment at rates ranging between 0.125% and 0.250% per annum. The margin, letter of credit commission, and commitment fee rates are based on our ratio of net funded debt to earnings before interest, income taxes, depreciation and amortization (“EBITDA”). There are no scheduled principal payments due on the 2022 Credit Agreement until the maturity date, and interest is payable in arrears at periodic intervals not to exceed three months.
We have entered into variable-for-fixed interest rate swap agreements in order to limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness. Under the terms of our interest rate swap agreements, we receive monthly variable-rate interest payments based on one-month Term SOFR and make monthly fixed-rate interest payments as specified in the interest rate swap agreements. We have designated our interest rate swap agreements as cash flow hedges. Changes in fair value of outstanding derivatives in cash flow hedges are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income until earnings are impacted by the hedged transactions. For additional information regarding the valuation of our interest rate swaps, see Note 6 – Fair Value. Two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $150.0 million matured in May 2024. In August 2024, we entered into a variable-for-fixed interest rate swap agreement with a notional amount of $75.0 million, maturing in 2028, and during the three months ended June 30, 2024, we entered into two variable-for-fixed interest rate swap agreements with an aggregate notional amount of $150.0 million, maturing in 2027.
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
As of December 31, 2024 and 2023, our outstanding debt totaled $650.0 million and $648.8 million, respectively. As of December 31, 2024, our outstanding revolving credit loan balance under the 2022 Credit Agreement, consisted of:
•$295.0 million at a variable interest rate of 6.12%;
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

Our total available borrowing capacity under the 2022 Credit Agreement was $419.1 million as of December 31, 2024, after considering $5.9 million in stand-by letters of credit under which we are obligated.
Availability of such funds under the current debt agreement is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of December 31, 2024, we were in compliance with these covenants.
At December 31, 2024, the aggregate future maturities of long-term debt by year are as follows (in thousands):

2025	$20,000
2026	—
2027	630,000
Total	$650,000
(9) NOTES RECEIVABLE
We provide financing to some individuals who want to become independent contractors by purchasing a tractor from us and leasing their services to us. We maintain a primary security interest in the tractor until the independent contractor pays the note balance in full. On January 24, 2023, we purchased a $25.0 million subordinated promissory note from MLSI with a maturity date of January 24, 2030. The proceeds of the promissory note may be used by MLSI for working capital and general business purposes, including a limited amount for possible repayment of certain advances. There are no scheduled principal payments due on the promissory note until the maturity date, and interest accrues at 7.5% compounded annually, with the first accrued interest payment due on January 24, 2028, and at the end of each calendar year thereafter. The independent contractor notes receivable and other notes receivable are included in other current assets and other non-current assets in the consolidated balance sheets. The MLSI subordinated promissory note is included in other non-current assets in the consolidated balance sheets. The following table presents our notes receivable (in thousands):

	December 31,
	2024	2023
Independent contractor notes receivable	$5,812	$6,864
MLSI subordinated promissory note	25,000	25,000
Other notes receivable	7,559	7,231
Notes receivable	38,371	39,095
Less current portion	2,548	2,208
Notes receivable – non-current	$35,823	$36,887
We also provide financing to some individuals who attended our driver training schools. The student notes receivable is included in other receivables and other non-current assets in the consolidated balance sheets. The following table presents our student notes receivable (in thousands):

	December 31,
	2024	2023
Student notes receivable	$68,546	$64,956
Allowance for doubtful student notes receivable	(21,662)	(22,702)
Total student notes receivable, net of allowance	46,884	42,254
Less current portion, net of allowance	13,206	13,705
Student notes receivable – non-current	$33,678	$28,549

(10) INCOME TAXES
Income tax expense consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$53,521	$17,624	$23,741
State	3,496	7,661	12,423
Foreign	2,095	2,053	489
	59,112	27,338	36,653
Deferred:
Federal	(47,094)	10,019	38,521
State	(3,106)	(1,866)	4,032
	(50,200)	8,153	42,553
Total income tax expense	$8,912	$35,491	$79,206
The effective income tax rate differs from the federal corporate tax rate of 21% in 2024, 2023, and 2022 as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Tax at statutory rate	$8,921	$31,034	$68,205
State income taxes, net of federal tax benefits	308	4,578	12,999
Other, net	(317)	(121)	(1,998)
Total income tax expense	$8,912	$35,491	$79,206
The following table presents our deferred income tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Insurance and claims accruals	$57,666	$57,168
Compensation-related accruals	10,146	9,931
Allowance for uncollectible accounts	1,918	2,797
Operating lease liabilities	12,484	8,733
Other	3,589	2,235
Gross deferred income tax assets	85,803	80,864
Deferred income tax liabilities:
Property and equipment	305,089	351,352
Investments in equity securities	14,109	12,240
Prepaid expenses	6,391	7,118
Operating lease right-of-use assets	12,028	8,327
Investment in partnership	14,805	18,790
Other	2,897	3,217
Gross deferred income tax liabilities	355,319	401,044
Net deferred income tax liability	$269,516	$320,180
Deferred income tax assets are more likely than not to be realized as a result of the reversal of deferred income tax liabilities.

We recognized a $14 thousand decrease, a $201 thousand decrease, and a $54 thousand increase in the net liability for unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022, respectively. We recognized net interest expense of $129 thousand, $70 thousand, and $42 thousand during 2024, 2023, and 2022, respectively. If recognized, $1.5 million, $1.7 million, and $2.0 million of unrecognized tax benefits as of December 31, 2024, 2023 and 2022, respectively, would impact our effective tax rate. Interest of $0.7 million as of December 31, 2024 and $0.5 million as of December 31, 2023 has been reflected as a component of the total liability. We expect no other significant increases or decreases for uncertain tax positions during the next 12 months. The reconciliations of beginning and ending gross balances of unrecognized tax benefits are shown below (in thousands).

	December 31,
	2024	2023	2022
Unrecognized tax benefits, beginning balance	$2,245	$2,495	$2,425
Gross increases – tax positions in prior period	179	161	99
Gross increases – current period tax positions	80	120	320
Reductions due to lapsed statute of limitations	(269)	(531)	(349)
Unrecognized tax benefits, ending balance	$2,235	$2,245	$2,495
We file U.S. federal income tax returns, as well as income tax returns in various states and several foreign jurisdictions. The years 2021 and forward are open for examination by the U.S. Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. State and foreign jurisdictional statutes of limitations generally range from three to four years.
(11) EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS
Equity Compensation Plan
The Werner Enterprises, Inc. 2023 Long-term Incentive Plan (the “Equity Plan”), approved by the Company’s shareholders in 2023, provides for grants to employees, non-employee directors, and consultants of the Company in the form of stock options, restricted awards, unrestricted stock awards, performance awards, and stock appreciation rights. The Board of Directors or the Compensation Committee of our Board of Directors determines the terms of each award, including the type, recipients, number of shares subject to and vesting conditions of each award. No awards of stock options, unrestricted stock, and stock appreciation rights have been issued under the Equity Plan to date. The maximum number of shares of common stock that may be awarded under the Equity Plan is 4,000,000 shares. As of December 31, 2024, there were 3,632,157 shares available for granting additional awards.
Equity compensation expense is included in salaries, wages and benefits within the consolidated statements of income. As of December 31, 2024, the total unrecognized compensation cost related to non-vested equity compensation awards was approximately $10.4 million and is expected to be recognized over a weighted average period of 2.4 years. The following table summarizes the equity compensation expense and related income tax benefit recognized in the consolidated statements of income (in thousands):

	Years Ended December 31,
	2024	2023	2022
Restricted awards:
Pre-tax compensation expense	$9,212	$10,229	$7,803
Tax benefit	2,349	2,634	1,954
Restricted stock expense, net of tax	$6,863	$7,595	$5,849
Performance awards:
Pre-tax compensation expense (benefit)	$(348)	$1,723	$4,690
Tax benefit (expense)	(89)	444	1,174
Performance award expense (benefit), net of tax	$(259)	$1,279	$3,516
We do not have a formal policy for issuing shares upon vesting of restricted and performance awards. Such shares are generally issued from treasury stock. From time to time, we repurchase shares of our common stock, the timing and amount of which depends on market and other factors. Historically, the shares acquired from such repurchases have provided us with sufficient quantities of stock to issue for equity compensation. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for equity compensation during 2025.

Restricted Awards
Restricted stock entitles the holder to shares of common stock when the award vests. Restricted stock units entitle the holder to a combination of cash or stock equal to the value of common stock when the unit vests. The value of these shares may fluctuate according to market conditions and other factors. Restricted awards currently outstanding vest over periods ranging from 12 to 60 months from the grant date of the award. The restricted awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes restricted award activity for the year ended December 31, 2024:

	Number of Restricted Awards (in thousands)	Weighted- Average Grant Date Fair Value ($)
Nonvested at beginning of period	444	$43.15
Granted	296	39.70
Vested	(202)	43.01
Forfeited	(17)	42.89
Nonvested at end of period	521	41.25
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
The weighted-average grant date fair value of restricted awards granted during the years ended December 31, 2024, 2023, and 2022 was $39.70, $44.17, and $42.27, respectively. The total fair value of previously granted restricted awards vested during the years ended December 31, 2024, 2023, and 2022 was $8.2 million, $10.4 million, and $7.3 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.
Performance Awards
Performance awards entitle the recipient to shares of common stock upon attainment of performance objectives as pre-established by the Compensation Committee. If the performance objectives are achieved, performance awards currently outstanding vest, subject to continued employment, 36 months after the grant date of the award. The performance awards do not confer any voting or dividend rights to recipients until such shares vest and do not have any post-vesting sales restrictions. The following table summarizes performance award activity for the year ended December 31, 2024:

	Number of Performance Awards (in thousands)	Weighted- Average Grant Date Fair Value ($)
Nonvested at beginning of period	280	$42.15
Granted	106	40.05
Vested	(109)	38.34
Forfeited	(89)	42.47
Nonvested at end of period	188	42.24
The 2024 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2024 to December 31, 2025. Shares earned based on cumulative diluted earnings per share may increase or decrease by 25% based on the Company’s total shareholder return during the three-year period ended December 31, 2026, relative to the total shareholder return of a peer group of companies for the same period. The 2023 performance awards are earned based upon the level of attainment by the Company of specified performance objectives related to cumulative diluted earnings per share for the two-year period from January 1, 2023 to December 31, 2024. Shares earned based on cumulative diluted earnings per share may increase or decrease by 25% based on the Company’s total shareholder return during the three-year period ended December 31, 2025, relative to the total shareholder return of a peer group of companies for the same period. The 2024 and 2023 performance awards will vest in one installment on the third anniversary from the respective grant dates. In January 2025, the Compensation Committee determined the 2022 fiscal year performance objectives were below threshold, thus resulting in no payout. The unearned shares are included in the forfeited shares in the activity table above.
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
The weighted-average grant date fair value of performance awards granted during the years ended December 31, 2024, 2023, and 2022 was $40.05, $45.07, and $39.28, respectively. The vesting date fair value of performance awards that vested during the years ended December 31, 2024, 2023, or 2022 was $4.6 million, $5.9 million and $3.0 million, respectively. We withheld shares based on the closing stock price on the vesting date to settle the employees’ statutory obligation for the applicable income and other employment taxes. The shares withheld to satisfy the tax withholding obligations were recorded as treasury stock.
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

2024	$358
2023	349
2022	309
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

2024	$6,407
2023	6,351
2022	5,921
Nonqualified Deferred Compensation Plan
The Executive Nonqualified Excess Plan, which was frozen for new elections as of December 31, 2024 (the “Former Excess Plan”), and the Non-Qualified Deferred Compensation Plan, effective January 1, 2025 (the “New Excess Plan”) are our nonqualified deferred compensation plans for the benefit of eligible key managerial associates whose 401(k) Plan contributions are limited because of IRS regulations affecting highly compensated associates. Under the terms of the New Excess Plan, participants may elect to defer compensation on a pre-tax basis and participants under the Former Excess Plan also had that ability prior to the date such Former Excess Plan was frozen. At December 31, 2024, there were 47 participants in the Former Excess Plan. Although our current intention is not to do so, we may also make matching credits and/or profit-sharing credits to participants’ New Excess Plan accounts as we so determine each year. Under both plans, each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. Under current federal tax law, we are not allowed a current income tax deduction for the compensation deferred by participants, but we are allowed a tax deduction when a distribution payment is made to a participant from either plan. The accumulated benefit obligation is included in other long-term liabilities in the consolidated balance sheets. We purchased life insurance policies to fund the future liability. The aggregate market value of the life insurance policies is included in other non-current assets in the consolidated balance sheets.

The accumulated benefit obligation and aggregate market value of the life insurance policies were as follows (in thousands):

	December 31,
	2024	2023
Accumulated benefit obligation	$15,797	$13,843
Aggregate market value	12,552	10,635
(12) COMMITMENTS AND CONTINGENCIES
We have committed to property and equipment purchases of approximately $47.7 million at December 31, 2024.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $44.4 million and $39.8 million as of December 31, 2024 and 2023, respectively. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals in the consolidated balance sheets as of December 31, 2024 and 2023.
The Company pursued an appeal of this verdict, and on May 18, 2023, the Texas Court of Appeals overruled Werner’s appeal and affirmed the trial court’s judgment. The Company filed a Petition for Review with the Texas Supreme Court and, on August 30, 2024, the Texas Supreme Court granted the Company’s Petition for Review. Oral argument of the appeal was held on December 3, 2024. No assurances can be given regarding the outcome of the review.
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
(13) SEGMENT INFORMATION
We have two reportable segments – Truckload Transportation Services and Werner Logistics.
The TTS reportable segment consists of two operating segments, Dedicated and One-Way Truckload. These operating segments are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. Dedicated provides truckload services dedicated to a specific customer, generally for a retail distribution center or manufacturing facility, utilizing either dry van or specialized trailers. One-Way Truckload is comprised of the following operating fleets: (i) the medium-to-long-haul van (“Van”) fleet transports a variety of consumer nondurable products and other commodities in truckload quantities over irregular routes using dry van trailers, including Mexico cross-border routes; (ii) the expedited (“Expedited”) fleet provides time-sensitive truckload services utilizing driver teams; (iii) the regional short-haul (“Regional”) fleet provides comparable truckload van service within geographic regions across the United States; and (iv) the Temperature Controlled fleet provides truckload services for temperature sensitive products over irregular routes utilizing temperature-controlled trailers. Revenues for the TTS segment include a small amount of non-trucking revenues which consist primarily of the intra-Mexico portion of cross-border shipments delivered to or from Mexico where we utilize a third-party capacity provider.
The Werner Logistics segment provides non-asset-based transportation and logistics services. Werner Logistics provides services throughout North America and generates the majority of our non-trucking revenues through three operating units. These three Werner Logistics operating units are as follows: (i) Truckload Logistics, which uses contracted carriers to complete shipments for brokerage customers and freight management customers for which we offer a full range of single-source logistics management services and solutions; (ii) the Intermodal (“Intermodal”) unit offers rail transportation through alliances with rail and drayage providers as an alternative to truck transportation; and (iii) Werner Final Mile (“Final Mile”) offers residential and commercial deliveries of large or heavy items using third-party agents, independent contractors, and Company employees with two-person delivery teams operating a liftgate straight truck.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment transactions between reporting segments have been recorded at amounts approximating market and are eliminated in consolidation.
The chief operating officer of the Company is our chief operating decision maker (“CODM”). Our CODM evaluates the operating results of each individual segment, using monthly divisional financial statements, to asses performance and to allocate resources to each segment. Our divisional financial statements detail the revenues and operating expenses of each individual segment netting to operating income (loss) that allows the CODM to make operational decisions regarding each individual segment.
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

The following tables summarize our segment information (in thousands):

	Year Ended December 31, 2024
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$2,123,864	$831,337	$2,955,201
Inter-segment revenues	14,429	—	14,429
Reportable segment revenues	2,138,293	831,337	2,969,630
Reconciliation of revenues:
Other revenues (1)			75,057
Elimination of inter-segment revenues			(14,429)
Consolidated revenues			$3,030,258
Less operating expenses: (2)
Salaries, wages and benefits	922,921	81,565	1,004,486
Fuel	272,570	1,575	274,145
Supplies and maintenance	211,847	9,602	221,449
Taxes and licenses	95,541	983	96,524
Insurance and claims	141,654	3,438	145,092
Depreciation and amortization	261,170	15,176	276,346
Rent and purchased transportation	139,848	714,385	854,233
Communications and utilities	13,884	1,983	15,867
Gains on sales of property and equipment	(10,993)	(1,090)	(12,083)
Other segment items (3)	14,685	4,601	19,286
Reportable segment operating expenses	2,063,127	832,218	2,895,345
Reportable segment operating income (loss)	$75,166	$(881)	$74,285
Reconciliation of operating income:
Other operating loss (1)			(8,137)
Consolidated operating income			$66,148

	Year Ended December 31, 2023
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$2,293,120	$910,433	$3,203,553
Inter-segment revenues	17,690	—	17,690
Reportable segment revenues	2,310,810	910,433	3,221,243
Reconciliation of revenues:
Other revenues (1)			79,946
Elimination of inter-segment revenues			(17,690)
Consolidated revenues			$3,283,499
Less operating expenses: (2)
Salaries, wages and benefits	951,712	89,401	1,041,113
Fuel	341,126	2,336	343,462
Supplies and maintenance	224,988	7,933	232,921
Taxes and licenses	101,149	1,099	102,248
Insurance and claims	134,319	3,895	138,214
Depreciation and amortization	271,245	15,395	286,640
Rent and purchased transportation	130,076	768,793	898,869
Communications and utilities	13,908	3,636	17,544
Gains on sales of property and equipment	(45,453)	(1,497)	(46,950)
Other segment items (3)	18,410	3,563	21,973
Reportable segment operating expenses	2,141,480	894,554	3,036,034
Reportable segment operating income	$169,330	$15,879	$185,209
Reconciliation of operating income:
Other operating loss (1)			(8,793)
Consolidated operating income			$176,416

	Year Ended December 31, 2022
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$2,423,468	$793,492	$3,216,960
Inter-segment revenues	5,218	—	5,218
Reportable segment revenues	2,428,686	793,492	3,222,178
Reconciliation of revenues:
Other revenues (1)			73,018
Elimination of inter-segment revenues			(5,218)
Consolidated revenues			$3,289,978
Less operating expenses: (2)
Salaries, wages and benefits	920,166	69,894	990,060
Fuel	430,962	4,292	435,254
Supplies and maintenance	221,821	7,186	229,007
Taxes and licenses	96,461	994	97,455
Insurance and claims	143,914	3,118	147,032
Depreciation and amortization	256,768	9,989	266,757
Rent and purchased transportation	119,506	659,839	779,345
Communications and utilities	13,287	1,683	14,970
Gains on sales of property and equipment	(85,268)	(2,014)	(87,282)
Other segment items (3)	16,514	2,327	18,841
Reportable segment operating expenses	2,134,131	757,308	2,891,439
Reportable segment operating income	$294,555	$36,184	$330,739
Reconciliation of operating income:
Other operating loss (1)			(7,663)
Consolidated operating income			$323,076
(1) Revenues and operating income or loss from segments below the quantitative thresholds for determining reportable segments. Those segments include driver training schools, transportation-related activities such as third-party equipment maintenance and equipment leasing, other business activities, and corporate related items which are incidental to our activities and are not attributable to any of our operating segments.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Inter-segment expenses are included within the amounts shown.
(3) Other segment items for each reportable segment primarily includes costs for professional services. During 2023 and 2022, other segment items for the Logistics segment were partially offset by net favorable changes of $2.7 million and $2.5 million, respectively, to the contingent earnout liabilities related to the ReedTMS and NEHDS Logistics, LLC acquisitions, respectively.

Information about the geographic areas in which we conduct business is summarized below (in thousands). Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	Years Ended December 31,
	2024	2023	2022
Revenues
United States	$2,854,184	$3,089,205	$3,051,788
Foreign countries
Mexico	147,761	159,170	191,126
Other	28,313	35,124	47,064
Total foreign countries	176,074	194,294	238,190
Total	$3,030,258	$3,283,499	$3,289,978
Long-lived Assets
United States	$1,912,997	$1,948,039	$1,795,337
Foreign countries
Mexico	21,165	24,818	29,819
Other	74	99	120
Total foreign countries	21,239	24,917	29,939
Total	$1,934,236	$1,972,956	$1,825,276
We generate substantially all of our revenues within the United States or from North American shipments with origins or destinations in the United States. Our largest customer, Dollar General, accounted for 11% of our total revenues in 2024, 10% in 2023, and 14% in 2022. Revenues generated by Dollar General are reported in both of our reportable operating segments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No disclosure under this item was required within the two most recent fiscal years ended December 31, 2024, or any subsequent period, involving a change of accountants or disagreements on accounting and financial disclosure.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Opinion on Internal Control Over Financial Reporting
We have audited Werner Enterprises, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and temporary equity - redeemable noncontrolling interest, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Omaha, Nebraska
February 26, 2025

Changes in Internal Control over Financial Reporting
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During fourth quarter 2024, no information was required to be disclosed in a report on Form 8-K, but not reported.
Director and Officer Trading Arrangements
During fourth quarter 2024, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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
Equity Compensation Plan Information
The following table summarizes, as of December 31, 2024, information about compensation plans under which our equity securities are authorized for issuance:

			Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	709,497(1)	$0.00(2)	3,632,157
(1)Includes 709,082 shares to be issued upon vesting of outstanding restricted stock awards.
(2)As of December 31, 2024, we do not have any outstanding stock options.

We do not have any equity compensation plans that were not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Omaha, NE, Auditor Firm ID:185.
The information required by this Item is incorporated herein by reference to our Proxy Statement.
PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules.
(1)      Financial Statements: See Part II, Item 8 hereof.
(2)      Financial Statement Schedules: The consolidated financial statement schedule set forth under the following caption is included herein. The page reference is to the consecutively numbered pages of this report on Form 10-K.

Page
Schedule II—Valuation and Qualifying Accounts	64
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)      Exhibits: The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit Number	Description	Incorporated by Reference to:

3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024

4.1	Description of Common Stock	Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019

10.1	Werner Enterprises, Inc. 2023 Long-Term Incentive Plan	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2023

10.2	Werner Enterprises, Inc. Amended and Restated Equity Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.3	Non-Employee Director Compensation	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.4	Werner Enterprises, Inc. Non-qualified Deferred Compensation Plan, effective January 1, 2025	Filed herewith

10.5	The Executive Nonqualified Excess Plan of Werner Enterprises, Inc., restated	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

10.6	Named Executive Officer Compensation
Item 5.02 of the Company’s Current Report on Form 8-K dated February 7, 2022; Item 5.02 of the Company’s Current Report on Form 8-K dated February 10, 2023; Item 5.02 of the Company’s Current Report on Form 8-K dated February 23, 2023; Item 5.02 of the Company’s Current Report on Form 8-K dated February 23, 2023; Item 5.02 of the Company’s Current Report on Form 8-K dated February 9, 2024; Item 5.02 on the Company’s Current Report on Form 8-K dated February 13, 2025

10.7	Form of Restricted Stock Award Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2009

10.8	Form of Restricted Stock Award Agreement, effective May 9, 2023	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023

10.9	Form of Performance-Based Restricted Stock Award Agreement, effective February 7, 2022	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2022

10.10	Form of Performance-Based Restricted Stock Award Agreement, effective February 9, 2024	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2024

10.11	Werner Enterprises, Inc. Change in Control Severance Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.12
Credit Agreement, dated December 20, 2022 by and among Werner Enterprises, Inc., the lenders thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, and Issuing Lender, and BMO Harris Bank N.A. as Syndication Agent
Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022

19	Werner Enterprises, Inc. Insider Trading Policy, effective as of February 14, 2025	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

Exhibit Number	Description	Incorporated by Reference to:
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

97	Werner Enterprises, Inc. Clawback Policy, effective as of December 1, 2023	Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023

101	The following audited financial information from Werner Enterprises’ Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Balance Sheets as of December 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the years ended December 31, 2024, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements as of December 31, 2024.

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2025.

WERNER ENTERPRISES, INC.

By:	/s/ Derek J. Leathers

Derek J. Leathers Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of February, 2025.

/s/ Scott C. Arves	/s/ Carmen A. Tapio
Scott C. Arves	Carmen A. Tapio
Director	Director

/s/ Diane K. Duren	/s/ Alexi A. Wellman
Diane K. Duren	Alexi A. Wellman
Director	Director

/s/ Michelle D. Greene	/s/ Christopher D. Wikoff
Michelle D. Greene	Christopher D. Wikoff
Director	Executive Vice President, Treasurer
and Chief Financial Officer (Principal Financial Officer)

/s/ Jack A. Holmes	/s/ James L. Johnson
Jack A. Holmes	James L. Johnson
Director	Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Michelle D. Livingstone
Michelle D. Livingstone
Director

SCHEDULE II
WERNER ENTERPRISES, INC.
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2024:
Allowance for doubtful accounts	$9,337	$(1,725)	$443	$7,169
Year ended December 31, 2023:
Allowance for doubtful accounts	$10,271	$516	$1,450	$9,337
Year ended December 31, 2022:
Allowance for doubtful accounts	$9,169	$1,956	$854	$10,271

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs (Recoveries) of Doubtful Accounts	Balance at End of Period
Year ended December 31, 2024:
Allowance for doubtful student notes	$22,702	$22,490	$23,530	$21,662
Year ended December 31, 2023:
Allowance for doubtful student notes	$23,491	$22,318	$23,107	$22,702
Year ended December 31, 2022:
Allowance for doubtful student notes	$22,911	$20,301	$19,721	$23,491
See report of independent registered public accounting firm.