Form 10-Q
period 2025-03-31
WERNER ENTERPRISES INC
filed 2025-05-09
CIK 793074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark	one]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2025, 61,751,914 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

WERNER ENTERPRISES, INC.
INDEX

		PAGE
PART I – FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	3
Item 1.	Financial Statements:	4
	Consolidated Statements of Income for the Three Months Ended March 31, 2025 and 2024	4
	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2025 and 2024	5
	Consolidated Condensed Balance Sheets as of March 31, 2025 and December 31, 2024	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024	7
	Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the Three Months Ended March 31, 2025 and 2024	8
	Notes to Consolidated Financial Statements (Unaudited) as of March 31, 2025	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	30
Item 5.	Other Information	31
Item 6.	Exhibits	32

PART I
FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements:
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements based on information currently available to our management. The forward-looking statements in this report, including those made in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These safe harbor provisions encourage reporting companies to provide prospective information to investors. Forward-looking statements can be identified by the use of certain words, such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and other similar terms and language. We believe the forward-looking statements are reasonable based on currently available information. However, forward-looking statements involve risks, uncertainties and assumptions, whether known or unknown, that could cause our actual results, business, financial condition and cash flows to differ materially from those anticipated in the forward-looking statements. A discussion of important factors relating to forward-looking statements is included in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). Readers should not unduly rely on the forward-looking statements included in this Form 10-Q because such statements speak only to the date they were made. Unless otherwise required by applicable securities laws, we undertake no obligation or duty to update or revise any forward-looking statements contained herein to reflect subsequent events or circumstances or the occurrence of unanticipated events.

Item 1. Financial Statements.
WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
Operating revenues	$712,114	$769,080
Operating expenses:
Salaries, wages and benefits	243,225	265,403
Fuel	63,092	77,622
Supplies and maintenance	60,040	61,775
Taxes and licenses	22,344	25,164
Insurance and claims	43,777	36,362
Depreciation and amortization	70,049	74,270
Rent and purchased transportation	206,142	203,925
Communications and utilities	4,357	4,706
Other	4,920	4,265
Total operating expenses	717,946	753,492
Operating income (loss)	(5,832)	15,588
Other expense (income):
Interest expense	9,537	7,948
Interest income	(1,492)	(1,685)
Loss on investments in equity securities	2	138
Loss (earnings) from equity method investment	(123)	133
Other	(368)	(261)
Total other expense, net	7,556	6,273
Income (loss) before income taxes	(13,388)	9,315
Income tax expense (benefit)	(3,167)	3,067
Net income (loss)	(10,221)	6,248
Net loss attributable to noncontrolling interest	123	64
Net income (loss) attributable to Werner	$(10,098)	$6,312
Earnings (loss) per share:
Basic	$(0.16)	$0.10
Diluted	$(0.16)	$0.10
Weighted-average common shares outstanding:
Basic	61,890	63,472
Diluted	61,890	63,727
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Net income (loss)	$(10,221)	$6,248
Other comprehensive income (loss):
Foreign currency translation adjustments	(62)	502
Change in fair value of interest rate swaps, net of tax	(1,434)	116
Other comprehensive income (loss)	(1,496)	618
Comprehensive income (loss)	(11,717)	6,866
Comprehensive loss attributable to noncontrolling interest	123	64
Comprehensive income (loss) attributable to Werner	$(11,594)	$6,930
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,951	$40,752
Accounts receivable, trade, less allowance of $7,502 and $7,169, respectively	387,075	391,684
Other receivables	24,683	26,137
Inventories and supplies	12,984	14,183
Prepaid expenses	47,632	53,690
Other current assets	14,371	15,327
Total current assets	538,696	541,773
Property and equipment, at cost	2,893,125	2,941,495
Less – accumulated depreciation	1,026,277	1,007,259
Property and equipment, net	1,866,848	1,934,236
Goodwill	129,104	129,104
Intangible assets, net	73,889	76,407
Other non-current assets	378,112	370,717
Total assets	$2,986,649	$3,052,237
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,360	$112,429
Current portion of long-term debt	—	20,000
Insurance and claims accruals	101,911	93,710
Accrued payroll	49,086	54,560
Accrued expenses	13,887	18,745
Other current liabilities	45,377	56,305
Total current liabilities	323,621	355,749
Long-term debt, net of current portion	640,000	630,000
Other long-term liabilities	54,582	66,173
Insurance and claims accruals, net of current portion	237,039	236,923
Deferred income taxes	257,353	269,516
Total liabilities	1,512,595	1,558,361
Commitments and contingencies
Temporary equity - redeemable noncontrolling interest	37,821	37,944
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 80,533,536 shares issued; 61,924,797 and 61,850,434 shares outstanding, respectively	805	805
Paid-in capital	137,867	137,889
Retained earnings	1,934,007	1,952,775
Accumulated other comprehensive loss	(19,933)	(18,437)
Treasury stock, at cost; 18,608,739 and 18,683,102 shares, respectively	(616,513)	(617,100)
Total stockholders’ equity	1,436,233	1,455,932
Total liabilities, temporary equity and stockholders’ equity	$2,986,649	$3,052,237
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(10,221)	$6,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,049	74,270
Deferred income taxes	(11,612)	2,828
Gain on disposal of property and equipment	(2,843)	(3,568)
Non-cash equity compensation	2,444	2,250
Insurance and claims accruals, net of current portion	117	(4,015)
Loss on investments in equity securities, net	2	138
Loss (earnings) from equity method investment	(123)	133
Other	(14,617)	(3,141)
Changes in certain working capital items:
Accounts receivable, net	4,609	27,481
Other current assets	9,540	7,139
Accounts payable	(4,373)	(5,274)
Other current liabilities	(13,602)	(15,904)
Net cash provided by operating activities	29,370	88,585
Cash flows from investing activities:
Additions to property and equipment	(23,513)	(58,235)
Proceeds from sales of property and equipment	31,079	39,200
Investment in equity securities	(6,011)	(11)
Payments to acquire equity method investment	—	(1,060)
Collections of notes receivable	816	696
Net cash provided by (used in) investing activities	2,371	(19,410)
Cash flows from financing activities:
Repayments of short-term debt	(10,000)	(21,250)
Proceeds from issuance of short-term debt	10,000	20,000
Repayments of long-term debt	(260,000)	(50,000)
Proceeds from issuance of long-term debt	250,000	—
Dividends on common stock	(8,659)	(8,882)
Repurchases of common stock	—	(6,550)
Tax withholding related to net share settlements of restricted stock awards	(1,879)	(4,087)
Net cash used in financing activities	(20,538)	(70,769)
Effect of exchange rate fluctuations on cash	(4)	208
Net increase (decrease) in cash and cash equivalents	11,199	(1,386)
Cash and cash equivalents, beginning of period	40,752	61,723
Cash and cash equivalents, end of period	$51,951	$60,337
Supplemental disclosures of cash flow information:
Interest paid	$14,422	$9,328
Income taxes paid	21,057	1,165
Supplemental schedule of non-cash investing and financing activities:
Notes receivable issued upon sale of property and equipment	$440	$402
Change in fair value of interest rate swaps	(1,434)	116
Property and equipment acquired included in accounts payable	6,373	19,765
Dividends accrued but not yet paid at end of period	8,670	8,878
See Notes to Consolidated Financial Statements (Unaudited).

WERNER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
TEMPORARY EQUITY - REDEEMABLE NONCONTROLLING INTEREST
(Unaudited)

	Three Months Ended March 31, 2025
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2024	$805	$137,889	$1,952,775	$(18,437)	$(617,100)	$1,455,932	$37,944
Net loss attributable to Werner	—	—	(10,098)	—	—	(10,098)	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(123)
Other comprehensive loss	—	—	—	(1,496)	—	(1,496)	—
Dividends on common stock ($0.14 per share)	—	—	(8,670)	—	—	(8,670)	—
Common stock issued for stock-based compensation, including tax effects, 74,363 shares	—	(2,466)	—	—	587	(1,879)	—
Non-cash equity compensation expense	—	2,444	—	—	—	2,444	—
BALANCE, March 31, 2025	$805	$137,867	$1,934,007	$(19,933)	$(616,513)	$1,436,233	$37,821

	Three Months Ended March 31, 2024
(In thousands, except share and per share amounts)	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Temporary Equity - Redeemable Noncontrolling Interest
BALANCE, December 31, 2023	$805	$134,894	$1,953,385	$(9,684)	$(551,061)	$1,528,339	$38,607
Net income attributable to Werner	—	—	6,312	—	—	6,312	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(64)
Other comprehensive income	—	—	—	618	—	618	—
Purchases of 167,818 shares of common stock	—	—	—	—	(6,550)	(6,550)	—
Dividends on common stock ($0.14 per share)	—	—	(8,878)	—	—	(8,878)	—
Common stock issued for stock-based compensation, including tax effects, 135,970 shares	—	(4,422)	—	—	335	(4,087)	—
Non-cash equity compensation expense	—	2,250	—	—	—	2,250	—
BALANCE, March 31, 2024	$805	$132,722	$1,950,819	$(9,066)	$(557,276)	$1,518,004	$38,543
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
Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. In the opinion of management, the information set forth on the accompanying consolidated condensed balance sheets is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.
These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes contained in our 2024 Form 10-K.
Recently Issued Accounting Pronouncements, Not Yet Effective
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
The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2025	2024
Truckload Transportation Services	$501,875	$551,126
Werner Logistics	195,558	202,482
Inter-segment eliminations	(4,063)	(4,071)
Transportation services	693,370	749,537
Other revenues	18,744	19,543
Total revenues	$712,114	$769,080
The following table presents our revenues disaggregated by geographic areas in which we conduct business (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$675,242	$721,861
Mexico	33,612	39,119
Canada	3,260	8,100
Total revenues	$712,114	$769,080
Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.
Contract Balances and Accounts Receivable
A receivable is an unconditional right to consideration and is recognized when shipments have been completed and the related performance obligation has been fully satisfied. At March 31, 2025 and December 31, 2024, the accounts receivable, trade, net, balance was $387.1 million and $391.7 million, respectively. Contract assets represent a conditional right to consideration in exchange for goods or services and are transferred to receivables when the rights become unconditional. At March 31, 2025 and December 31, 2024, the balance of contract assets was $7.0 million and $6.3 million, respectively. We have recognized contract assets within the other current assets financial statement caption on the consolidated condensed balance sheets. These contract assets are considered current assets as they will be settled in less than 12 months.
Contract liabilities represent advance consideration received from customers and are recognized as revenues over time as the related performance obligation is satisfied. At March 31, 2025 and December 31, 2024, the balance of contract liabilities was $2.0 million and $1.4 million, respectively. The amount of revenues recognized in the three months ended March 31, 2025 that was included in the December 31, 2024 contract liability balance was $1.4 million. We have recognized contract liabilities within the accounts payable and other current liabilities financial statement captions on the consolidated condensed balance sheets. These contract liabilities are considered current liabilities as they will be settled in less than 12 months.
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
During the three months ended March 31, 2025 and 2024, revenues recognized from performance obligations related to prior periods (for example, due to changes in transaction price) were not material.

(3) Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired in business combinations. There were no changes in the carrying amount of goodwill by segment for the three months ended March 31, 2025.

The following table presents acquired intangible assets (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,200	$(24,015)	$56,185	$80,200	$(22,009)	$58,191
Trade names	24,600	(6,896)	17,704	24,600	(6,384)	18,216
Total intangible assets	$104,800	$(30,911)	$73,889	$104,800	$(28,393)	$76,407
Amortization expense on intangible assets was $2.5 million for the three months ended March 31, 2025 and 2024, and is reported in depreciation and amortization on the consolidated statements of income. As of March 31, 2025, we estimate future amortization expense for intangible assets will be $7.6 million for the remainder of 2025, and $10.1 million for each of the five succeeding fiscal years.
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
The following table presents balance sheet and other operating lease information (dollars in thousands):

	March 31, 2025	December 31, 2024
Right-of-use assets (recorded in other non-current assets)	$46,717	$49,599

Current lease liabilities (recorded in other current liabilities)	$15,460	$15,352
Long-term lease liabilities (recorded in other long-term liabilities)	33,454	36,406
Total operating lease liabilities	$48,914	$51,758

Weighted-average remaining lease term for operating leases	4.63 years	4.75 years
Weighted-average discount rate for operating leases	5.0%	5.0%

The following table presents the maturities of operating lease liabilities as of March 31, 2025 (in thousands):

2025 (remaining)	$13,135
2026	16,164
2027	8,400
2028	6,654
2029	3,823
Thereafter	5,748
Total undiscounted operating lease payments	$53,924
Less: Imputed interest	(5,010)
Present value of operating lease liabilities	$48,914
Cash Flows
During the three months ended March 31, 2025 and 2024, right-of-use assets of $1.2 million and $1.9 million, respectively, were recognized as non-cash asset additions that resulted from new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $4.5 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively, and are included in operating cash flows.
Operating Lease Expense
Operating lease expense was $6.6 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively. This expense included $4.5 million and $2.7 million for long-term operating leases for the three months ended March 31, 2025 and 2024, respectively, with the remainder for variable and short-term lease expense.
Lessor Operating Leases
We are the lessor of tractors and trailers (revenue equipment) under operating leases with initial terms of 1 year to 10 years. At times, we also lease or sublease real estate to third parties. We recognize revenue for such leases on a straight-line basis over the term of the lease. Revenues were $2.6 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.
The following table presents information about the maturities of these operating leases as of March 31, 2025 (in thousands):

2025 (remaining)	$6,421
2026	1,693
2027	71
2028	—
2029	—
Thereafter	—
Total	$8,185
The owned assets underlying our leases as lessor primarily consist of revenue equipment. As of March 31, 2025 and December 31, 2024, the gross carrying value of such revenue equipment underlying these leases was $59.9 million and $61.8 million, respectively, and accumulated depreciation was $25.4 million and $26.7 million, respectively. Depreciation expense for these assets was $1.9 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively.
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
The following table presents the fair value hierarchy for our assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level in Fair Value Hierarchy	Fair Value
		March 31, 2025	December 31, 2024
Assets:
Other non-current assets:
Pay-fixed interest rate swaps (1)	2	$165	$1,162
Equity securities (2)	1	140	141
Total other non-current assets		$305	$1,303
Liabilities:
Other current liabilities:
Pay-fixed interest rate swaps (1)	2	$70	$134
Contingent consideration associated with acquisition	3	9,421	—
Total other current liabilities		9,491	134
Other long-term liabilities:
Pay-fixed interest rate swaps (1)	2	3,434	2,420
Contingent consideration associated with acquisition	3	—	9,315
Total other long-term liabilities		3,434	11,735
Total liabilities at fair value		$12,925	$11,869
(1) Pay-fixed interest rate swaps are measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. See Note 7 – Debt and Credit Facilities for further information on our interest rate swaps.
(2) Represents our investment in an autonomous technology company. For additional information regarding the valuation of this equity security, see Note 6 – Investments.

The following table presents changes in the fair value of our contingent earnout liabilities (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$9,315	$8,896
Change in fair value	106	102
Balance at end of period	$9,421	$8,998
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
Fair Value of Financial Instruments Not Recorded at Fair Value
Cash and cash equivalents, accounts receivable trade, and accounts payable are short-term in nature and accordingly are carried at amounts that approximate fair value. The carrying amount of our variable-rate long-term debt approximates fair value due to the duration of our credit arrangements and the variable interest rates.
(6) Investments
Equity Investments without Readily Determinable Fair Values
Our strategic equity investments without readily determinable fair values primarily consist of our investment in MLSI, a transportation management systems company. MLSI has developed a cloud-based transportation management system using its SaaS technology, and we have obtained a license. Our investments are being accounted for under ASC 321 using the measurement alternative and are recorded in other noncurrent assets on the consolidated condensed balance sheets. We record changes in the values of our investments based on events that occur that would indicate the values have changed, in loss (gain) on investments in equity securities on the consolidated statements of income. As of March 31, 2025 and December 31, 2024, the value of our investment in MLSI was $109.9 million and $103.9 million, respectively, and the value of our other equity investments without readily determinable fair values was $369 thousand and $358 thousand, respectively. No gains or losses were recorded for the three months ended March 31, 2025 and 2024.
The following table summarizes the activity related to our equity investments without readily determinable fair values during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Investment in equity securities	$6,011	$—
As of March 31, 2025, cumulative upward adjustments on our equity securities without readily determinable fair values totaled $64.9 million.
Equity Investments with Readily Determinable Fair Values
We own a strategic minority equity investment in an autonomous technology company, which is being accounted for under ASC 321 and is recorded in other noncurrent assets on the consolidated condensed balance sheets. As of March 31, 2025 and December 31, 2024, the value of this investment was $0.1 million. We recognized a loss of $2 thousand and $138 thousand on this investment for the three months ended March 31, 2025 and 2024, respectively. For additional information regarding the fair value of this equity investment, see Note 5 – Fair Value.
Equity Method Investment
In January 2023, we committed to make a $20.0 million investment in the Autotech Fund pursuant to a limited partnership agreement. The Autotech Fund is managed by Autotech Ventures, a venture capital firm focused on ground transportation technology. Our interest, which represents an ownership percentage of less than 20%, is being accounted for under ASC 323, “Investments - Equity Method and Joint Ventures.” As a limited partner, we will make periodic capital contributions toward this total commitment amount. As of March 31, 2025 and December 31, 2024, the value of our investment in the Autotech Fund was $6.8 million and $6.7 million, respectively, and is recorded in other noncurrent assets on the consolidated condensed balance sheets. The carrying amount of the Autotech Fund as of March 31, 2025 was updated using operating results through December 31, 2024, as this is the most recent information available to us at this time.
The following table summarizes the activity related to our equity method investment during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Capital contributions	$—	$1,060
Loss (earnings) from equity method investment	$(123)	$133
As of March 31, 2025, our cumulative capital contributions in the Autotech Fund were $7.2 million.
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
Availability of such funds under the 2022 Credit Agreement is conditional upon various customary terms and covenants. Such covenants include, among other things, two financial covenants requiring us (i) not to exceed a maximum ratio of net funded debt to EBITDA and (ii) to exceed a minimum ratio of EBITDA to interest expense. As of March 31, 2025, we were in compliance with these covenants.
We have entered into variable-for-fixed interest rate swap agreements in order to limit our exposure to increases in interest rates on a portion of our variable-rate indebtedness. Under the terms of our interest rate swap agreements, we receive monthly variable-rate interest payments based on one-month Term SOFR and make monthly fixed-rate interest payments as specified in the interest rate swap agreements. We have designated our interest rate swap agreements as cash flow hedges. Changes in fair value of outstanding derivatives in cash flow hedges are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income until earnings are impacted by the hedged transactions. For additional information regarding the valuation of our interest rate swaps, see Note 5 – Fair Value.
On March 27, 2025, the Company and Werner Receivables Company, LLC (“WRC”), a newly-formed wholly-owned subsidiary of the Company, entered into a Loan Security Agreement (“LSA”) with various lenders. The LSA is scheduled to terminate on March 27, 2028, unless extended by the parties and is subject to earlier termination as provided in the LSA. The LSA is a secured borrowing that is collateralized by eligible receivables, for which the Company is the servicing agent. WRC is a bankruptcy remote, special purpose entity and the borrower under the LSA. The Company has contributed and from time to time sells a designated pool of eligible accounts receivables to WRC which, in turn, may borrow funds under the LSA on a revolving basis. The collateral is available to satisfy the claims related to the lenders’ interests in the receivables and unavailable to satisfy claims of the Company and its subsidiaries. The LSA does not qualify for sale treatment. Accordingly, the Company’s eligible receivables remain on our condensed consolidated balance sheets in accounts receivable, trade, less allowance.
Subject to eligible receivables, the maximum amount of funding available to WRC is $300.0 million, which may increase to $350.0 million upon WRC’s request and acceptance by the lenders. Borrowings under the LSA bear interest at (i) a commercial paper rate or (ii) one-month Term SOFR, plus 0.10%. The LSA also requires us to pay nonrefundable drawn and undrawn fees on the average daily used and unused amounts of the commitment, respectively.
The LSA is subject various affirmative and negative covenants, representations and warranties, and default and termination provisions customary for facilities of this type, including a minimum borrower’s net worth covenant. As of March 31, 2025, we were in compliance with these covenants.
The following table presents total debt (in thousands):

	March 31, 2025	December 31, 2024
Current portion of long-term debt
2022 Credit Agreement (1)	$—	$20,000
Long-term debt, net of current portion
2022 Credit Agreement (1)	390,000	630,000
LSA (weighted average interest rate of 5.17% at March 31, 2025)	250,000	—
Total long-term debt, net of current portion	640,000	630,000
Total debt	$640,000	$650,000
(1) As of March 31, 2025, our outstanding revolving credit loan balance under the 2022 Credit Agreement consisted of:
•$35.0 million at a weighted average variable interest rate of 5.92%;
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
Subsequent to the end of the quarter through the date of the filing, we had net borrowings of $35.0 million under our credit facilities. Our total available borrowing capacity was $725.3 million as of March 31, 2025, consisting of $679.1 million under the 2022 Credit Agreement after considering $5.9 million in stand-by letters of credit under which we are obligated and $46.2 million under the LSA.
Availability under the LSA is calculated as follows (in thousands):

March 31, 2025
Borrowing base, based on eligible receivables	$296,243
Less: outstanding borrowings (1)	(250,000)
Availability under LSA	$46,243
(1) Outstanding borrowings are included in long-term debt, net of current portion on the condensed consolidated balance sheets.
For information regarding the fair value of our debt, see Note 5 – Fair Value.
At March 31, 2025, the aggregate maturities of future debt principal payments are as follows (in thousands):

2025 (remaining)	$—
2026	—
2027	390,000
2028	250,000
Total	$640,000
(8) Commitments and Contingencies
We have committed to property and equipment purchases of approximately $94.4 million at March 31, 2025.
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
The Company has premium-based liability insurance to cover the potential outcome from this jury verdict. Under the Company’s insurance policies in effect on the date of this accident, the Company’s maximum liability for this accident is $10.0 million (plus pre-judgment and post-judgment interest) with premium-based coverage that exceeds the jury verdict amount. As a result of this jury verdict, the Company had recorded a liability of $45.8 million as of March 31, 2025, and $44.4 million as of December 31, 2024. Under the terms of the Company’s insurance policies, the Company is the primary obligor of the verdict, and as such, the Company has also recorded a $79.2 million receivable from its third-party insurance providers in other non-current assets and a corresponding liability of the same amount in the long-term portion of insurance and claims accruals on the consolidated condensed balance sheets as of March 31, 2025 and December 31, 2024.
The Company pursued an appeal of this verdict, and on May 18, 2023, the Texas Court of Appeals overruled Werner’s appeal and affirmed the trial court’s judgment. The Company filed a Petition for Review with the Texas Supreme Court and, on August 30, 2024 the Texas Supreme Court granted the Company’s Petition for Review. Oral argument of the appeal was held on December 3, 2024. No assurances can be given regarding the outcome of the review.
We are also involved in certain class action litigation in which the plaintiffs allege claims for failure to provide meal and rest breaks, unpaid wages, unauthorized deductions and other items. Based on the knowledge of the facts, management does not currently believe the outcome of this class action is likely to have a material adverse effect on our financial position or results of operations. However, the final disposition of these matters and the impact of such final dispositions cannot be determined at this time.
(9) Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Werner by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Werner by the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards. Performance awards are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. Since the Company had a net loss for the three months ended March 31, 2025, diluted loss per share is the same as basic loss per share as the inclusion of potential common shares outstanding would have been antidilutive. The potential shares of common stock that were excluded from the computation of diluted loss per share for the three months ended March 31, 2025, were 182,000 shares. There are no differences in the numerators of our computations of basic and diluted earnings (loss) per share for any periods presented.
The computation of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to Werner	$(10,098)	$6,312
Weighted average common shares outstanding	61,890	63,472
Dilutive effect of stock-based awards	—	255
Shares used in computing diluted earnings (loss) per share	61,890	63,727
Basic earnings (loss) per share	$(0.16)	$0.10
Diluted earnings (loss) per share	$(0.16)	$0.10
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in our 2024 Form 10-K. Inter-segment transactions between reporting segments have been recorded at amounts approximating market and are eliminated in consolidation.
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

The following tables summarize our segment information (in thousands):

	Three Months Ended March 31, 2025
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$497,812	$195,558	$693,370
Inter-segment revenues	4,063	—	4,063
Reportable segment revenues	501,875	195,558	697,433
Reconciliation of revenues:
Other revenues (1)			18,744
Elimination of inter-segment revenues			(4,063)
Consolidated revenues			$712,114
Less operating expenses: (2)
Salaries, wages and benefits	217,703	18,256	235,959
Fuel	62,433	360	62,793
Supplies and maintenance	51,338	2,673	54,011
Taxes and licenses	21,957	223	22,180
Insurance and claims	43,074	622	43,696
Depreciation and amortization	63,046	3,692	66,738
Rent and purchased transportation	38,453	169,219	207,672
Communications and utilities	3,608	357	3,965
Gains on sales of property and equipment	(3,288)	(299)	(3,587)
Other segment items (3)	4,467	930	5,397
Reportable segment operating expenses	502,791	196,033	698,824
Reportable segment operating loss	$(916)	$(475)	$(1,391)
Reconciliation of operating loss:
Other operating loss (1)			(4,441)
Consolidated operating loss			$(5,832)

	Three Months Ended March 31, 2024
	Truckload Transportation Services	Werner Logistics	Total
Revenues from external customers	$547,055	$202,482	$749,537
Inter-segment revenues	4,071	—	4,071
Reportable segment revenues	551,126	202,482	753,608
Reconciliation of revenues:
Other revenues (1)			19,543
Elimination of inter-segment revenues			(4,071)
Consolidated revenues			$769,080
Less operating expenses: (2)
Salaries, wages and benefits	236,531	21,310	257,841
Fuel	76,874	438	77,312
Supplies and maintenance	54,130	1,884	56,014
Taxes and licenses	24,776	240	25,016
Insurance and claims	35,034	1,229	36,263
Depreciation and amortization	66,933	3,667	70,600
Rent and purchased transportation	32,495	174,166	206,661
Communications and utilities	3,634	767	4,401
Gains on sales of property and equipment	(4,465)	(219)	(4,684)
Other segment items (3)	4,344	1,329	5,673
Reportable segment operating expenses	530,286	204,811	735,097
Reportable segment operating income (loss)	$20,840	$(2,329)	$18,511
Reconciliation of operating income:
Other operating loss (1)			(2,923)
Consolidated operating income			$15,588
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) summarizes the financial statements from management’s perspective with respect to our financial condition, results of operations, liquidity and other factors that may affect actual results. The MD&A is organized in the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Regulations
•Critical Accounting Estimates
The MD&A should be read in conjunction with our 2024 Form 10-K.
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
The operating ratio is a common industry measure used to evaluate our profitability and that of our TTS segment operating fleets. The operating ratio consists of operating expenses expressed as a percentage of operating revenues. The most significant variable expenses that impact the TTS segment are driver salaries and benefits, fuel, fuel taxes (included in taxes and licenses expense), payments to independent contractors (included in rent and purchased transportation expense), supplies and maintenance and insurance and claims. As discussed further in the comparison of operating results for first quarter 2025 to first quarter 2024, several industry-wide issues have caused, and could continue to cause, costs to increase in future periods. These issues include shortages of drivers or independent contractors, changing fuel prices, changing used truck and trailer pricing, compliance with new or proposed regulations and tightening of the commercial truck liability insurance market. Our main fixed costs include depreciation expense for tractors and trailers and non-driver salaries, wages and benefits. The TTS segment requires substantial cash expenditures for tractor and trailer purchases. We fund these purchases with net cash from operations and financing available under our existing credit facilities, as management deems necessary.

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

	Three Months Ended (3ME) March 31,				Percentage Change in Dollar Amounts
	2025		2024		3ME
(in thousands)	$	%	$	%	%
Operating revenues	$712,114	100.0	$769,080	100.0	(7.4)
Operating expenses:
Salaries, wages and benefits	243,225	34.2	265,403	34.5	(8.4)
Fuel	63,092	8.9	77,622	10.1	(18.7)
Supplies and maintenance	60,040	8.4	61,775	8.0	(2.8)
Taxes and licenses	22,344	3.1	25,164	3.3	(11.2)
Insurance and claims	43,777	6.2	36,362	4.7	20.4
Depreciation and amortization	70,049	9.8	74,270	9.7	(5.7)
Rent and purchased transportation	206,142	28.9	203,925	26.5	1.1
Communications and utilities	4,357	0.6	4,706	0.6	(7.4)
Other	4,920	0.7	4,265	0.6	15.4
Total operating expenses	717,946	100.8	753,492	98.0	(4.7)
Operating income (loss)	(5,832)	(0.8)	15,588	2.0	(137.4)
Total other expense, net	7,556	1.1	6,273	0.8	20.5
Income (loss) before income taxes	(13,388)	(1.9)	9,315	1.2	(243.7)
Income tax expense (benefit)	(3,167)	(0.5)	3,067	0.4	(203.3)
Net income (loss)	(10,221)	(1.4)	6,248	0.8	(263.6)
Net loss attributable to noncontrolling interest	123	—	64	—	92.2
Net income (loss) attributable to Werner	$(10,098)	(1.4)	$6,312	0.8	(260.0)

The following tables set forth the operating revenues, operating expenses and operating income (loss) for the TTS segment and certain statistical data regarding our TTS segment operations, as well as statistical data for One-Way Truckload and Dedicated operations within TTS.

	Three Months Ended March 31,
	2025		2024
TTS segment (in thousands)	$	%	$	%
Trucking revenues, net of fuel surcharge	$433,073		$469,879
Trucking fuel surcharge revenues	57,640		72,983
Non-trucking and other operating revenues	11,162		8,264
Operating revenues	501,875	100.0	551,126	100.0
Operating expenses	502,791	100.2	530,286	96.2
Operating income (loss)	$(916)	(0.2)	$20,840	3.8

	Three Months Ended March 31,
TTS segment	2025	2024	% Change
Average tractors in service	7,415	7,935	(6.6)%
Average revenues per tractor per week (1)	$4,493	$4,555	(1.4)%
Total tractors (at quarter end)
Company	7,135	7,535	(5.3)%
Independent contractor	305	275	10.9%
Total tractors	7,440	7,810	(4.7)%
Total trailers (at quarter end)	24,930	27,650	(9.8)%
One-Way Truckload
Trucking revenues, net of fuel surcharge (in 000’s)	$154,421	$168,837	(8.5)%
Average tractors in service	2,632	2,786	(5.5)%
Total tractors (at quarter end)	2,605	2,730	(4.6)%
Average percentage of empty miles	16.01%	14.90%	7.4%
Average revenues per tractor per week (1)	$4,513	$4,661	(3.2)%
Average % change in revenues per total mile (1)	0.3%	(5.1)%
Average % change in total miles per tractor per week	(3.5)%	11.3%
Average completed trip length in miles (loaded)	576	591	(2.5)%
Dedicated
Trucking revenues, net of fuel surcharge (in 000’s)	$278,652	$301,042	(7.4)%
Average tractors in service	4,783	5,149	(7.1)%
Total tractors (at quarter end)	4,835	5,080	(4.8)%
Average revenues per tractor per week (1)	$4,482	$4,497	(0.3)%
(1)Net of fuel surcharge revenues.

The following tables set forth the Werner Logistics segment’s revenues, purchased transportation expense, other operating expenses (primarily salaries, wages and benefits expense), total operating expenses, and operating income (loss), as well as certain statistical data regarding the Werner Logistics segment.

	Three Months Ended March 31,
	2025		2024
Werner Logistics segment (in thousands)	$	%	$	%
Operating revenues	$195,558	100.0	$202,482	100.0
Operating expenses:
Purchased transportation expense	167,158	85.5	172,487	85.2
Other operating expenses	28,875	14.7	32,324	16.0
Total operating expenses	196,033	100.2	204,811	101.2
Operating income (loss)	$(475)	(0.2)	$(2,329)	(1.2)

	Three Months Ended March 31,
Werner Logistics segment	2025	2024	% Change
Average tractors in service	20	26	(23.1)%
Total tractors (at quarter end)	22	21	4.8%
Total trailers (at quarter end)	3,200	3,115	2.7%
Total containers (at quarter end)	200	—	N/A
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating Revenues and Operating Profitability
Operating revenues decreased 7.4% for the three months ended March 31, 2025, compared to the same period of the prior year. When comparing first quarter 2025 to first quarter 2024, TTS segment revenues decreased $49.3 million, or 8.9%, and Werner Logistics revenues decreased $6.9 million, or 3.4%. We had an operating loss of $5.8 million in first quarter 2025 compared to $15.6 million operating income in first quarter 2024, and our operating margin percentage decreased to (0.8)% in first quarter 2025 from 2.0% in first quarter 2024. First quarter 2025 operating results were negatively impacted by elevated insurance costs and claims, extreme weather conditions in areas in which we operate, more elevated costs to progress our technology strategy and transformation, and isolated operating inefficiencies and lower utilization stemming from select customer decisions and stop-and-go activity from tariff-induced uncertainties.
Dedicated customer retention remains strong and interest in our Dedicated solutions from new customers is increasing. We were awarded several fleet contracts from new and existing customers during first quarter 2025, representing over 200 tractors that are scheduled to be implemented in late second quarter or early third quarter 2025. In first quarter 2025, One-Way Truckload freight conditions were more stable early in the quarter, but weakened in March, as trade policy resulted in a more uncertain and cautious environment. Weaker One-Way Truckload volumes continued in April 2025. One-Way Truckload retention has been good thus far, as we have secured new business with some of our largest customers. Werner Logistics revenues and profitability were impacted by lower volumes in Truckload Logistics.
Trucking revenues, net of fuel surcharge, decreased 7.8% in first quarter 2025 compared to first quarter 2024 due to a 6.6% decrease in the average number of tractors in service. TTS average revenues per tractor per week, net of fuel surcharge, decreased 1.4%, due primarily to a 3.5% decrease in One-Way Truckload average total miles per tractor per week, which was negatively impacted by adverse weather conditions in first quarter 2025. During first quarter 2025, One-Way Truckload average revenues per total mile, net of fuel surcharge, increased 0.3% and One-Way Truckload average tractors in service decreased 5.5%. Due to higher freight volatility caused by tariff related uncertainties, we are slightly lowering our expectation for the One-Way Truckload fleet average revenues per total mile, net of fuel surcharge, to remain flat or increase up to 3% in second quarter 2025 compared to second quarter 2024. Dedicated average revenues per tractor per week, net of fuel surcharge, decreased 0.3% and was impacted by one fewer business day in first quarter 2025 compared to first quarter 2024. We continue to expect Dedicated average revenues per tractor per week, net of fuel surcharge, will remain flat or increase up to 3% in 2025 compared to 2024. TTS had an operating loss of $0.9 million in first quarter 2025 compared to $20.8 million operating income in first quarter 2024, and its operating margin percentage decreased to (0.2)% in first quarter 2025 from 3.8% in first quarter 2024. First quarter 2025 TTS results were negatively impacted by elevated insurance costs and claims, extreme weather conditions, elevated technology costs, and tariff-induced uncertainties.

The average number of tractors in service in the TTS segment decreased 6.6% to 7,415 in first quarter 2025 from 7,935 in first quarter 2024. We ended first quarter 2025 with 7,440 tractors in the TTS segment, a year-over-year decrease of 370 tractors compared to the end of first quarter 2024, and a sequential decrease of 10 tractors compared to the end of fourth quarter 2024. Within TTS, Dedicated ended first quarter 2025 with 4,835 tractors (or 65% of our total TTS segment fleet) compared to 5,080 tractors (or 65%) a year ago. We continue to expect our TTS segment fleet size at the end of 2025 to increase in a range of 1% to 5% when compared to the fleet size at the end of 2024, as we implement new dedicated contracts in late second quarter and early third quarter 2025. We cannot predict whether future driver shortages, if any, would have a further adverse effect on our fleet size. If such a driver market shortage were to occur, it could result in further fleet size reductions, and our results of operations could be adversely affected.
Trucking fuel surcharge revenues decreased 21.0% to $57.6 million in first quarter 2025 from $73.0 million in first quarter 2024 due primarily to lower average diesel fuel prices and the impact of 18.6 million fewer company tractor miles. These revenues represent collections from customers for the increase in fuel and fuel-related expenses, including the fuel component of our independent contractor cost (recorded as rent and purchased transportation expense) and fuel taxes (recorded in taxes and licenses expense), when diesel fuel prices rise. Conversely, when fuel prices decrease, fuel surcharge revenues decrease. To lessen the effect of fluctuating fuel prices on our margins, we collect fuel surcharge revenues from our customers for the cost of diesel fuel and taxes in excess of specified base fuel price levels according to terms in our customer contracts. Fuel surcharge rates generally adjust weekly based on an independent U.S. Department of Energy fuel price survey which is released every Monday. Our fuel surcharge programs are designed to (i) recoup higher fuel costs from customers when fuel prices rise and (ii) provide customers with the benefit of lower fuel costs when fuel prices decline. These programs generally enable us to recover a majority, but not all, of the fuel price increases. The remaining portion is generally not recoverable because it results from empty and out-of-route miles (which are not billable to customers) and tractor idle time. Fuel prices that change rapidly in short time periods also impact our recovery because the surcharge rate in most programs only changes once per week.
Werner Logistics revenues are generated by its three operating units. Werner Logistics recorded revenue and brokered freight expense of $4.1 million in first quarter 2025 and 2024 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. In first quarter 2025, Werner Logistics revenues decreased $6.9 million, or 3.4%, compared to first quarter 2024. Truckload Logistics revenues (75% of total Werner Logistics segment revenues) decreased $7.6 million, or 5%, in first quarter 2025, driven by a decrease in shipments and a decline in revenue per shipment. The Power Only solution, which utilizes third-party carriers who provide only a driver and a tractor, represented a growing portion of the Truckload Logistics volume in first quarter 2025, as Power Only volumes increased over 8% in first quarter 2025 compared to first quarter 2024. Intermodal revenues (14% of total Werner Logistics segment revenues) increased $3.5 million, or 14%, in first quarter 2025, due to an increase in shipments, partially offset by lower revenue per shipment. Final Mile revenues (11% of total Werner Logistics segment revenues) decreased $2.8 million, or 12%, in first quarter 2025, due to lower volumes in furniture and appliance vertical. Werner Logistics had operating losses of $0.5 million and $2.3 million in first quarter 2025 and 2024, respectively, and its operating margin percentage increased to (0.2)% in first quarter 2025 from (1.2)% in first quarter 2024. The competitive operating environment continued to pressure Werner Logistics operating margin for most of first quarter 2025, but improved in March 2025.
Operating Expenses
Our operating ratio (operating expenses expressed as a percentage of operating revenues) was 100.8% in first quarter 2025 compared to 98.0% in first quarter 2024. Expense items that impacted the overall operating ratio are described on the following pages. The tables on pages 22 through 24 show the consolidated statements of income in dollars and as a percentage of total operating revenues and the percentage increase or decrease in the dollar amounts of those items compared to the same period of the prior year, as well as the operating ratios, operating margins, and certain statistical information for our two reportable segments, TTS and Werner Logistics.
Salaries, wages and benefits decreased $22.2 million or 8.4% in first quarter 2025 compared to first quarter 2024 and decreased 0.3% as a percentage of operating revenues. The lower dollar amount of salaries, wages and benefits expense in the first quarter of 2025 was due primarily to the impact of 18.6 million fewer company tractor miles, decreased non-driver pay, and lower benefit costs. The decrease in non-driver pay was due primarily to a smaller average number of non-driver employees. Non-driver salaries, wages and benefits in our non-trucking Werner Logistics segment decreased 14% in first quarter 2025 compared to first quarter 2024.
We renewed our workers’ compensation insurance coverage on April 1, 2025. Our coverage levels are the same as the prior policy year. We continue to maintain a self-insurance retention of $2.0 million per claim. Our workers’ compensation insurance premiums for the policy year beginning April 2025 are $0.1 million lower than the previous policy year.

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
Fuel decreased $14.5 million or 18.7% in first quarter 2025 compared to first quarter 2024 and decreased 1.2% as a percentage of operating revenues, due to lower average diesel fuel prices and 18.6 million fewer company tractor miles in first quarter 2025. Average diesel fuel prices were 30 cents per gallon lower in first quarter 2025 than in first quarter 2024 and were 12 cents per gallon higher than in fourth quarter 2024.
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
For April 2025, the average diesel fuel price per gallon was approximately 47 cents lower than the average diesel fuel price per gallon in April 2024 and approximately 31 cents lower than in second quarter 2024.
Shortages of fuel, increases in fuel prices and petroleum product rationing can have a material adverse effect on our operations and profitability. We are unable to predict whether fuel price levels will increase or decrease in the future or the extent to which fuel surcharges will be collected from customers. As of March 31, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Supplies and maintenance decreased $1.7 million or 2.8% in first quarter 2025 compared to first quarter 2024 and increased 0.4% as a percentage of operating revenues. Supplies and maintenance expense decreased due primarily to lower costs for over-the-road tractor and trailer maintenance and the impact of 18.6 million fewer company tractor miles in first quarter 2025. These decreases were partially offset by higher costs for tires.
Taxes and licenses decreased $2.8 million or 11.2% in first quarter 2025 compared to first quarter 2024 and decreased 0.2% as a percentage of operating revenues due primarily to lower costs for fuel taxes. The decrease in fuel tax expense in the first quarter of 2025 was impacted by lower average diesel fuel prices and 18.6 million fewer company tractor miles.
Insurance and claims increased $7.4 million or 20.4% in first quarter 2025 compared to first quarter 2024 and increased 1.5% as a percentage of operating revenues. We had higher expense for large dollar liability claims, due primarily to a higher amount of unfavorable reserve development and higher expense for new claims. The higher amount of unfavorable reserve development was due primarily to one adverse verdict late in first quarter 2025 related to a 2019 incident, which we plan to appeal. We also had higher expense for small dollar liability claims, resulting primarily from unfavorable reserve development in first quarter 2025 compared to favorable reserve development in first quarter 2024, partially offset by lower expense for new claims. Expense for new claims was impacted by decreased cost per claim in first quarter 2025 compared to first quarter 2024. We also incurred insurance and claims expense of $1.5 million in first quarter 2025 and $0.5 million for first quarter 2024 for accrued interest related to a previously-disclosed adverse jury verdict rendered on May 17, 2018, which we are continuing to defend. Interest is accrued at $0.5 million per month until such time as the outcome of the litigation is finalized, excluding months where the plaintiffs requested an extension of time to respond to our petition to review. For additional information related to this lawsuit, see Note 8 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report. The majority of our insurance and claims expense results from our claim experience and claim development under our self-insurance program; the remainder results from insurance premiums for claims in excess of our self-insured limits. Our elevated insurance and claims expense is a reflection of the ongoing unprecedented rise in verdicts and litigation settlements across the industry, particularly for larger carriers.

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
Depreciation and amortization expense decreased $4.2 million or 5.7% in first quarter 2025 compared to first quarter 2024 and increased 0.1% as a percentage of operating revenues due primarily to a decrease in depreciation of tractors, as we had fewer average tractors in service.
The average age of our tractor fleet remains low by industry standards and was 2.2 years as of March 31, 2025, and the average age of our trailers was 5.4 years. We are continuing to invest in new tractors and trailers, technology, and our terminal network in 2025 to improve our driver experience, increase operational efficiency and more effectively manage our maintenance, safety and fuel costs.
Rent and purchased transportation expense increased $2.2 million or 1.1% in first quarter 2025 compared to first quarter 2024, and increased 2.4% as a percentage of operating revenues. Rent and purchased transportation expense consists mostly of payments to third-party capacity providers in the Werner Logistics segment and other non-trucking operations, payments to independent contractors in the TTS segment, and cloud-based technology fees. The payments to third-party capacity providers generally vary depending on changes in the volume of services generated by the Werner Logistics segment. Werner Logistics recorded revenue and brokered freight expense of $4.1 million in first quarter 2025 and 2024 for certain shipments performed by the TTS segment (also recorded as trucking revenue by the TTS segment), and these transactions between reporting segments are eliminated in consolidation. Werner Logistics purchased transportation expense decreased $5.3 million in first quarter 2025 as a result of lower logistics revenues, but increased to 85.5% as a percentage of Werner Logistics revenues in first quarter 2025 from 85.2% in first quarter 2024.
Rent and purchased transportation expense for the TTS segment increased $6.0 million in first quarter 2025 compared to first quarter 2024 due primarily to more independent contractor miles, higher technology-related costs, and additional operational facility costs. These increases were partially offset by lower reimbursements to independent contractors because of lower average diesel fuel prices in first quarter 2025. Independent contractor miles increased approximately 1.6 million miles in first quarter 2025 and as a percentage of total miles were 5.6% in first quarter 2025 compared to 4.3% in first quarter 2024. Because independent contractors supply their own tractors and drivers and are responsible for their operating expenses, the increase in independent contractor miles as a percentage of total miles shifted costs from other expense categories, including (i) salaries, wages and benefits, (ii) fuel, (iii) depreciation, (iv) supplies and maintenance and (v) taxes and licenses to the rent and purchased transportation category.
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
Other operating expenses increased $0.7 million in first quarter 2025 compared to first quarter 2024 and increased 0.1% as a percentage of operating revenues due primarily to lower gains on sales of property and equipment (primarily used tractors and trailers) and increased bad debt expense, partially offset by decreased costs associated with general professional services. Gains on sales of property and equipment are reflected as a reduction of other operating expenses and are reported net of sales-related expenses (which include costs to prepare the equipment for sale). Gains on sales of property and equipment were $2.8 million in first quarter 2025 compared to $3.6 million in first quarter 2024. We sold fewer tractors and trailers in first quarter 2025 compared to first quarter 2024 and realized lower average gains per tractor and improved average gains per trailer. Recently, we have seen increased values on used revenue equipment as pricing on new equipment is fluid and is being influenced by tariff uncertainties. While this is a positive development, it is too early to predict the impact this will have on our used equipment gains for the remainder of the year. We continue to expect gains on our used equipment to range between $8 million and $18 million in 2025.
Other Expense (Income)
Other expense, net of other income, increased $1.3 million in first quarter 2025 compared to first quarter 2024, due primarily to a $1.8 million increase in net interest expense, partially offset by a $0.4 million increase in the amount of net earnings recognized from our investments (see Note 6 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our investments). Net interest expense increased due to the impact of replacing lower-cost debt and interest rate swaps with higher-cost debt and interest rate swaps upon certain maturities in second quarter 2024 and an increase in average debt outstanding. During the first quarter 2025, we entered into a LSA, which bears interest at a lower rate than the 2022 Credit Agreement (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit facilities and interest rate swaps). We continue to expect net interest expense for full-year 2025 to be flat-to-down compared to 2024, higher in the first half and lower in the second half of the year, as we start to benefit from lower interest rates under the LSA.
Income Tax Expense (Benefit)
We had an income tax benefit of $3.2 million in first quarter 2025 compared to income tax expense of $3.1 million in first quarter 2024. Our effective income tax rate (income taxes expressed as a percentage of income (loss) before income taxes) was 23.7% in first quarter 2025 compared to 32.9% in first quarter 2024. The lower effective income tax rate in first quarter 2025 is attributed primarily to a higher amount of unfavorable discrete income tax items in the first quarter 2024. We continue to estimate our full year 2025 effective income tax rate to be approximately 25.0% to 26.0%, as we expect an elevated effective income tax rate in future quarters.
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
Management believes our financial position at March 31, 2025 is strong. As of March 31, 2025, we had $52.0 million of cash and cash equivalents and $1.4 billion of stockholders’ equity. Cash is invested primarily in short-term money market funds. In addition, we have a maximum borrowing capacity of $1.375 billion under our credit facilities, for which our total available borrowing capacity was $725.3 million as of March 31, 2025 (see Note 7 in the Notes to Consolidated Financial Statements (Unaudited) set forth in Part I of this report for information regarding our credit facilities). We believe the six commercial banks in our $1.075 billion syndicated credit facility all have strong tier-one capital ratios and good loan-to-deposit ratios. We believe our liquid assets, cash generated from operating activities, and borrowing capacity under our existing credit facilities will provide sufficient funds to meet our cash requirements and our planned stockholder returns for the foreseeable future.
Item 7 of Part II of our 2024 Form 10-K includes our disclosure of material cash requirements as of December 31, 2024. There were no material changes in the nature of these items during the three months ended March 31, 2025.
Cash Flows
During the three months ended March 31, 2025, we generated cash flow from operations of $29.4 million, a 66.8% or $59.2 million decrease in cash flows compared to the same three-month period a year ago. The decrease in net cash provided by operating activities was due primarily to working capital changes and a $16.5 million decrease in earnings for the three-month period ended March 31, 2025. We were able to make net capital expenditures, repay debt, make strategic investments, and pay dividends with the net cash provided by operating activities and existing cash balances.
Net investing activities provided $2.4 million for the three-month period ended March 31, 2025, and used $19.4 million during the same period in 2024. Net proceeds from the sales of property and equipment (primarily revenue equipment) were $7.6 million for the three-month period ended March 31, 2025, compared to net property and equipment additions of $19.0 million during the same period of 2024. We continue to estimate net capital expenditures (primarily revenue equipment) in 2025 to be in the range of $185 million to $235 million, compared to net capital expenditures in 2024 of $234.9 million. Tariffs on equipment will have an impact on our capital expenditure decisions, including the timing of our purchases for the remainder of the year. In the event tariffs continue, we expect low single digit percent increases to the cost of equipment and parts, but with favorable offsets due to growing demand and improved resale values for our used revenue equipment, which we saw as an early development in April 2025. We intend to fund these net capital expenditures through cash flows from operations and financing available under our existing credit facilities, if necessary. As of March 31, 2025, we were committed to property and equipment purchases of approximately $94.4 million.
Net financing activities used $20.5 million during the three months ended March 31, 2025 compared to $70.8 million during the same period in 2024. We had net repayments on our debt of $10.0 million during the three months ended March 31, 2025, decreasing our outstanding debt to $640.0 million at March 31, 2025. We had net repayments on our debt of $51.3 million during the three months ended March 31, 2024. We paid dividends of $8.7 million during the three months ended March 31, 2025 and $8.9 million during the same period in 2024. We currently plan to continue paying a quarterly dividend.
We did not repurchase any shares of common stock during the three months ended March 31, 2025. Financing activities for the same period in 2024 included common stock repurchases of 167,818 shares at a cost of $6.5 million. As of March 31, 2025, the Company had purchased 1,103,651 shares pursuant to our current Board of Directors repurchase authorization and had 3,896,349 shares remaining available for repurchase. The Company has repurchased, and may continue to repurchase, shares of the Company’s common stock. The timing and amount of such purchases depend upon economic and stock market conditions and other factors.
Regulations:
Item 1 of Part I of our 2024 Form 10-K includes a discussion of pending proposed regulations that may have an effect on our operations if they become adopted and effective as proposed. There have been no material changes in the status of the proposed regulations previously disclosed in the 2024 Form 10-K.
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
Information regarding our Critical Accounting Estimates can be found in our 2024 Form 10-K. Estimates of accrued liabilities for insurance and claims for bodily injury and property damage is a critical accounting estimate that requires us to make significant judgments and estimates and affects our financial statements.
There have been no material changes to this critical accounting estimate from that discussed in our 2024 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in commodity prices, foreign currency exchange rates, and interest rates.
Commodity Price Risk
The price and availability of diesel fuel are subject to fluctuations attributed to changes in the level of global oil production, refining capacity, regulatory changes, seasonality, weather and other market factors. Historically, we have recovered a majority, but not all, of fuel price increases from customers in the form of fuel surcharges. We implemented customer fuel surcharge programs with most of our customers to offset much of the higher fuel cost per gallon. However, we do not recover all of the fuel cost increase through these surcharge programs. As of March 31, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
Foreign Currency Exchange Rate Risk
We conduct business in foreign countries, primarily in Mexico. To date, most foreign revenues are denominated in U.S. Dollars, and we receive payment for foreign freight services primarily in U.S. Dollars to reduce direct foreign currency risk. Assets and liabilities maintained by a foreign subsidiary company in the local currency are subject to foreign exchange gains or losses. Foreign currency translation gains and losses primarily relate to changes in the value of revenue equipment owned by a subsidiary in Mexico, whose functional currency is the Peso. Foreign currency translation losses were $0.1 million for first quarter 2025 and gains were $0.5 million for first quarter 2024. These gains and losses were recorded in accumulated other comprehensive loss within stockholders’ equity on the consolidated condensed balance sheets.
Interest Rate Risk
We manage interest rate exposure through a mix of variable interest rate debt and interest rate swap agreements. We had $355.0 million of variable interest rate debt outstanding at March 31, 2025, for which the interest rate is effectively fixed at 5.97% with interest rate swap agreements to reduce our exposure to interest rate increases. In addition, we had $285.0 million of variable interest rate debt outstanding at March 31, 2025. Interest on our credit facilities is based on variable rates, including the Secured Overnight Financing Rate (“SOFR”) and commercial paper rate. See Note 7 in the Notes to Consolidated Financial Statements

(Unaudited) set forth in Part I of this report for further detail of our debt and interest rate swaps. Assuming this level of borrowing, a hypothetical one-percentage point increase in the SOFR and commercial paper rate would increase our interest expense by approximately $3.1 million for the next 12-month period.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Item 1A (Risk Factors) in our 2024 Form 10-K, which could materially affect our business, financial condition, and future results of operations. The risks described in our 2024 Form 10‑K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.
There have been no material changes from the risk factors disclosed in our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
On May 15, 2024, we announced a new stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of its common stock. As of March 31, 2025, the Company had purchased 1,103,651 shares pursuant to this authorization and had 3,896,349 shares remaining available for repurchase. The Company may purchase shares from time to time depending on market, economic, and other factors. The authorization will continue unless withdrawn by the Board of Directors.
No shares of common stock were repurchased during first quarter 2025 by either the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act.

Item 5. Other Information
Director and Officer Trading Arrangements
During first quarter 2025, no Company director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Exhibit	Incorporated by Reference to:
3(i)	Restated Articles of Incorporation of Werner Enterprises, Inc.	Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3(ii)	Revised and Restated By-Laws of Werner Enterprises, Inc.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024

10.1	Named Executive Officer Compensation	Item 5.02 of the Company’s Current Report on Form 8-K dated February 13, 2025

10.2
First Amendment to Credit Agreement dated as of March 21, 2025 by and among Werner Enterprises, Inc., the Lenders party hereto and Wells Fargo Bank, National Association, in its capacities as the Administrative Agent, the Swingline Lender and an Issuing Lender
Filed herewith

10.3
Loan and Security Agreement dated as of March 27, 2025 by and among Werner Receivables Company, LLC as Borrower, the Persons From Time to Time Party Hereto, as Lenders and as Group Agents, The Toronto-Dominion Bank as Administrative Agent, and Werner Enterprises, Inc. as Initial Servicer
Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2025

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith

101	The following unaudited financial information from Werner Enterprises’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iii) Consolidated Condensed Balance Sheets as of March 31, 2025 and December 31, 2024, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) Consolidated Statements of Stockholders’ Equity and Temporary Equity - Redeemable Noncontrolling Interest for the three months ended March 31, 2025 and 2024, and (vi) the Notes to Consolidated Financial Statements (Unaudited) as of March 31, 2025.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WERNER ENTERPRISES, INC.

Date: May 9, 2025	By:	/s/ Christopher D. Wikoff
Christopher D. Wikoff
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 9, 2025	By:	/s/ James L. Johnson
James L. Johnson
Executive Vice President and Chief Accounting Officer